Form 10-Q
period 2000-09-30
POLYONE CORP
filed 2000-11-14
CIK 1122976

------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


-------------------------------------------------------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000. COMMISSION FILE NUMBER 1-16091.


                               POLYONE CORPORATION
                               -------------------
             (Exact name of Registrant as specified in its charter)



          Ohio                                             34-1730488
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



Suite 36-5000, 200 Public Square, Cleveland, Ohio                  44114-2403
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (216) 589-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                          Yes  X    No
                                             ----     ----


As of October 31, 2000, there were 94,115,278 shares of common stock outstanding. There is only one class of common stock.

Item I.
Part I. Financial Information.

                      POLYONE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                                   -------------                   -------------

                                                                  2000      1999          2000           1999
                                                                  ----      ----          ----           ----

Sales                                                       $     487.8  $     319.3  $   1,194.5    $     942.0
Operating costs and expenses:
     Cost of sales                                                409.6        258.9      1,003.4          753.7
     Selling and administrative                                    59.3         28.4        127.3           79.1
     Depreciation and amortization                                 13.8          9.3         32.7           34.5
Employee separation and plant phase-out                              --           --          2.8            2.4
Income (loss) from equity affiliates                                5.4          3.3         42.3            (.3)
                                                            -----------  -----------  -----------    -----------
Operating income                                                   10.5         26.0         70.6           72.0
Interest expense                                                   (9.1)        (5.3)       (23.3)         (12.5)
Interest income                                                      .5           .9          1.4            1.5
Other expense, net                                                  (.5)         (.5)        (1.7)          (2.7)
Gain on formation of joint ventures                                  --           --           --           92.9
                                                            -----------  -----------  -----------    -----------
Income before income taxes and cumulative effect of
     a change in accounting                                         1.4         21.1         47.0          151.2
Income tax expense                                                   .9          8.4         17.9           58.9
                                                            -----------  -----------  -----------    -----------
Income, before cumulative effect of a change
     in accounting                                                   .5         12.7         29.1           92.3
Cumulative effect of a change in accounting for
     start-up costs, net of income tax benefit of
     $0.9 million                                                    --           --           --           (1.5)
                                                            -----------  -----------  -----------    -----------

Net income                                                  $        .5  $      12.7  $      29.1    $      90.8
                                                            ===========  ===========  ===========    ===========

Basic earnings per share of common stock:
     Before cumulative effect of a change in accounting     $       .01  $       .27  $       .56    $      1.98
     Cumulative effect of a change in accounting                     --           --           --           (.03)
                                                            -----------  -----------  -----------    -----------
     Basic earnings per share                               $       .01  $       .27  $       .56    $      1.95
                                                            ===========  ===========  ===========    ===========

Diluted earnings per share of common stock:
     Before cumulative effect of a change in accounting     $       .01  $       .26  $       .55    $      1.90
     Cumulative effect of a change in accounting                     --           --           --           (.03)
                                                            -----------  -----------  -----------    -----------
     Diluted earnings per share                             $       .01  $       .26  $       .55    $      1.87
                                                            ===========  ===========  ===========    ===========

Number of shares used to compute earnings per share:
     Basic                                                         61.2         46.8         51.8           46.6
     Diluted                                                       61.7         48.8         52.5           48.6

Dividends paid per share of common stock                    $     .0625  $     .0625  $     .1875    $     .1875


    See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In millions, except per share data)


                                                                         September 30,     December 31,
                                                                             2000              1999
                                                                             ----              ----
ASSETS
Current assets:
Cash and cash equivalents                                                     $   92.0       $   51.2
Accounts receivable, net                                                         449.9          105.4
Inventories                                                                      363.5          168.2
Deferred income taxes                                                             51.4           27.2
Prepaid expenses                                                                  22.3            5.7
                                                                              --------       --------
     Total current assets                                                        979.1          357.7
Property, net                                                                    743.3          338.4
Investment in equity affiliates                                                  299.8          265.1
Goodwill, net                                                                    493.8          183.1
Deferred charges and other assets                                                108.1           18.3
                                                                              --------       --------
     Total assets                                                             $2,624.1       $1,162.6
                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term bank debt                                                          $  267.3       $  222.0
Accounts payable                                                                 329.5          148.3
Accrued expenses                                                                 191.7           70.0
Current portion of long-term debt                                                  2.1             .4
                                                                              --------       --------
     Total current liabilities                                                   790.6          440.7
Long-term debt                                                                   478.2          130.9
Deferred income taxes                                                            143.9          106.5
Post-retirement benefits other than pensions                                     134.1           83.9
Other non-current liabilities                                                    154.2           60.2
Minority interest in consolidated subsidiaries                                    42.7            5.7
                                                                              --------       --------
     Total liabilities                                                         1,743.7          827.9
Stockholders' equity:
Preferred stock, in 2000 40.0 shares authorized, no shares issued;
    and in 1999 10.0 shares authorized, no shares issued                            --             --
Common stock, in 2000 $.01 par, authorized 400.0 shares,
    issued 122.2 shares; and in 1999 $.10 par, authorized 100.0 shares,
    issued 56.0 shares                                                             1.2            5.6
Other stockholders' equity                                                       879.2          329.1
                                                                              --------       --------
   Total stockholders' equity                                                    880.4          334.7
                                                                              --------       --------
      Total liabilities and stockholders' equity                              $2,624.1       $1,162.6
                                                                              ========       ========


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                                         Nine  Months Ended
                                                                                             September 30,
                                                                                          ------------------
                                                                                          2000         1999
                                                                                          ----         ----
OPERATING ACTIVITIES
Net income                                                                               $ 29.1       $ 90.8
Adjustments to reconcile net income to net cash used by operating activities:
   Gain on formation of joint ventures                                                       --        (92.9)
   Employee separation and plant phase-out                                                  2.8          2.4
   Depreciation and amortization                                                           32.7         34.5
   Loss (income) from equity affiliates                                                   (42.3)          .3
   Provision for deferred income taxes                                                      8.3         52.8
   Change in assets and liabilities:
     Accounts receivable                                                                  (28.3)       (63.7)
     Inventories                                                                            9.7        (20.5)
     Accounts payable                                                                     (18.4)        52.0
     Realization of retained working capital of contributed PVC business                     --         61.6
     Accrued expenses and other                                                           (25.7)       (32.6)
                                                                                         ------       ------
   Net cash provided (used) by operating activities                                       (32.1)        84.7

INVESTING ACTIVITIES
Cash paid for businesses acquired, net of cash acquired                                      --       (233.5)
Cash received in consolidation with M.A. Hanna Company,
     net of transaction costs paid                                                         34.3           --
Cash received in conjunction with OxyVinyls formation, net of formation costs paid           --         71.1
Sale of assets                                                                             37.5           --
Distributions from equity affiliates                                                       30.6          3.2
Purchases of property                                                                     (23.9)       (40.5)
Other                                                                                       6.6           --
                                                                                         ------       ------
NET CASH PROVIDED (USED) BY OPERATING AND INVESTING ACTIVITIES                             53.0       (115.0)

FINANCING ACTIVITIES
Change in short-term debt                                                                  37.2        165.2
Repayment of long-term debt                                                               (33.9)        (2.0)
Dividends                                                                                 (14.7)        (8.9)
Proceeds from issuance of common stock                                                       .6          7.1
                                                                                         ------       ------
Net cash provided (used) by financing activities                                          (10.8)       161.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (1.4)         1.5
                                                                                         ------       ------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      40.8         47.9

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                     51.2         14.4
                                                                                         ------       ------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                $ 92.0       $ 62.3
                                                                                         ======       ======


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   (Dollars in Millions, Shares in Thousands)


                                                                                                                         ACCUMULATED
                                                     COMMON                                            COMMON            OTHER
                                                     SHARES                     ADDITIONAL             STOCK     SHARE   NON-OWNER
                                        COMMON       HELD IN           COMMON     PAID-IN   RETAINED  HELD IN  OWNERSHIP EQUITY
                                        SHARES      TREASURY   TOTAL    STOCK     CAPITAL   EARNINGS  TREASURY  TRUST    CHANGES
                                        ------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1999                  55,948       9,244   $214.1     $5.6   $  293.3    $ 75.4     $(115.1)  $  0.0     $(45.1)
Non-owner equity changes:
   Net income                                                    9.6                           9.6
   Other non-owner equity changes:
     Translation adjustment                                      1.5                                                           1.5
                                                              ------
Total non-owner equity changes                                  11.1
Stock based compensation and
     exercise of options                               (322)     2.1                (2.8)                  4.8                 0.1
Cash dividends                                                  (2.9)                         (2.9)
                                        -------      ------   ------     ----   --------    ------     -------   ------     ------
BALANCE MARCH 31, 1999                   55,948       8,922    224.4      5.6      290.5      82.1      (110.3)       -      (43.5)
Non-owner equity changes:
   Net income                                                   68.5                          68.5
   Other non-owner equity changes:
     Translation adjustment                                      4.7                                                           4.7
                                                              ------
Total non-owner equity changes                                  73.2
Stock based compensation and
  exercise of options                         2     (17,288)     8.5                 0.5                   7.9                 0.1
Cash dividends                                                  (3.0)                         (3.0)
                                        -------      ------   ------     ----   --------    ------     -------   ------     ------
BALANCE JUNE 30, 1999                    55,950      (8,366)   303.1      5.6      291.0     147.6      (102.4)       -      (38.7)
Non-owner equity changes:
   Net income                                                   12.7                          12.7
   Other non-owner equity changes:
     Translation adjustment                                      1.3                                                           1.3
                                                              ------
Total non-owner equity changes                                  14.0
Stock based compensation and
  exercise of options                                   166     (0.1)                2.5                  (2.7)                0.1
Cash dividends                                                  (3.0)                         (3.0)
                                        -------      ------   ------     ----   --------    ------     -------   ------     ------
BALANCE SEPTEMBER 30, 1999               55,950      (8,200)  $314.0     $5.6   $  293.5    $157.3     $(105.1)  $  0.0    $ (37.3)
                                        =======      ======   ======     ====   ========    ======     =======   ======     ======

BALANCE JANUARY 1, 2000                  55,951       8,489   $334.7     $5.6   $  294.5    $168.3     $(104.5)  $  0.0     $(29.2)
Non-owner equity changes:
   Net income                                                   13.8                          13.8
   Other non-owner equity changes:
     Translation adjustment                                     (0.6)                                                         (0.6)
                                                              ------
Total non-owner equity changes                                  13.2
Stock based compensation and
     exercise of options                               (236)     1.0                (2.2)                  3.1                 0.1
Cash dividends                                                  (3.1)                         (3.1)
                                        -------      ------   ------     ----   --------    ------     -------   ------     ------
BALANCE MARCH 31, 2000                   55,951       8,253    345.8      5.6      292.3     179.0      (101.4)       -      (29.7)
Non-owner equity changes:
   Net income                                                   14.8                          14.8
   Other non-owner equity changes:
     Translation adjustment                                     (3.0)                                                         (3.0)
                                                              ------
Total non-owner equity changes                                  11.8
Stock based compensation                      7          50     (1.4)               (1.0)                 (0.4)
Formation of share ownership trust (SOT)             (1,000)       -                                      13.4    (13.4)
Options exercised and shares issued
   from SOT                                                      0.1                 0.1
Adjustment to market value                                         -                (4.3)                           4.3
Cash dividends                                                  (3.1)                         (3.1)
                                        -------      ------   ------     ----   --------    ------     -------   ------     ------
BALANCE JUNE 30, 2000                    55,958       7,303    353.2      5.6      287.1     190.7       (88.4)    (9.1)     (32.7)
Non-owner equity changes:
   Net income                                                    0.5                           0.5
   Other non-owner equity changes:
     Translation adjustment                                     (4.0)                                                         (4.0)
                                                              ------
Total non-owner equity changes                                  (3.5)
Reduction in par value from $.10
    per share to $.01 per share                                    -     (5.1)       5.1
Shares issued in connection
    with consolidation with
    M.A. Hanna Company                               66,234   18,406    536.7      0.7      781.3        0.9     (215.6)   (29.7)
Stock based compensation                                  6     (3.2)               (4.1)                  0.9
Shares issued from SOT                                           0.2                (0.1)                           0.3
Adjustment to market value                                         -                (5.2)                           5.2
Cash dividends                                                  (3.0)                         (3.0)
                                        -------      ------   ------     ----   --------    ------     -------   ------     ------
BALANCE SEPTEMBER 30, 2000              122,192      25,715   $880.4     $1.2   $1,064.1    $188.2     $(303.1)  $(33.3)    $(36.7)
                                        =======      ======   ======     ====   ========    ======     =======   ======     ======


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------

NOTE A - COMPANY BACKGROUND AND BASIS OF PRESENTATION
-----------------------------------------------------

PolyOne Corporation (Company or PolyOne) is an international polymer services company with operations in thermoplastic compounds, specialty polymer formulations, engineered films, color and additive systems, rubber compounds and additives, and thermoplastic resin distribution. PolyOne was formed on August 31, 2000 as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (M.A. Hanna or Hanna). In connection with the consolidation, each outstanding share of Geon common stock was converted into two common shares of PolyOne and each outstanding share of Hanna common stock was converted into one common share of PolyOne (see Note I). The consolidation is being accounted for as a purchase business combination with Geon as the accounting acquirer. According, these financial statements for the three and nine months ended September 30, 2000 reflect the operating results of Geon for two months and eight months respectively and one month of PolyOne, which includes the operating results of Hanna from the date of consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes thereto included in The Geon Company's Annual Report on Form 10-K for the year ended December 31, 1999. The transactions described in the following paragraph (the OxyVinyls transaction and the purchase of O'Sullivan) and which are more fully described in detail in Geon's Annual Report on Form 10-K for the year ended December 31, 1999, also impact the comparability of financial statements.

On April 30, 1999, the Company completed transactions with Occidental Chemical Corporation (OxyChem) which included the formation of Oxy Vinyls, LP (OxyVinyls), a limited partnership which is 24% owned by PolyOne, the formation of a small powder compounding partnership which is 90% owned by PolyOne and the acquisition by PolyOne of OxyChem's compounding and film operations. PolyOne contributed substantially all of the operating assets and liabilities of its Resin and Intermediates segment (see description of segments in the following paragraph) to OxyVinyls in this transaction. In addition, the Company completed the acquisitions of O'Sullivan Corporation (O'Sullivan), Acrol Holdings Limited (Acrol) and Dennis Chemical Company, Inc. (Dennis Chemical) in 1999. These transactions, which are described in detail in The Geon Company's 1999 Annual Report on Form 10-K, impact the comparability of financial statements.


The Company recognized a gain of $93.5 million ($92.9 million in the second quarter of 1999, and $1.6 million in the fourth quarter of 1999) in conjunction with the formation of OxyVinyls and related transactions (see The Geon Company's 1999 Annual Report to Stockholders for additional detail). The gain recognized through December 31, 1999 was preliminary, pending finalization of the fair values of net assets acquired and contributed. In addition, the allocation of the purchase price paid for O'Sullivan was preliminary at December 31, 1999, pending final valuations of the acquired net assets. During the second quarter of 2000, the Company completed the valuations of assets and liabilities related to these transactions and finalized the gain and the purchase price allocation. There were no material adjustments to the gain or to the purchase price allocation.

NOTE B - COMMITMENTS AND CONTINGENCIES
--------------------------------------
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. The Company believes that any liability that may finally be determined will not have a material adverse effect on the Company's consolidated financial position.

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $59.9 million at September 30, 2000, represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $17 million. The Company's estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to the Company's environmental liabilities is included in Note N to the Consolidated Financial Statements included in The Geon Company's 1999 Annual Report on Form 10-K.

NOTE C - INVENTORIES
--------------------
Components of inventories are as follows:

(Dollars in millions)

                                                              September 30,           December 31,
                                                                   2000                  1999
                                                                ---------             ----------
           Finished products and in-process inventories           $223.0                $ 96.3
           Raw materials and supplies                              166.1                  92.0
                                                                  ------                ------
                                                                   389.1                 188.3
           LIFO Reserve                                            (25.6)                (20.1)
                                                                  ------                ------
                                                                  $363.5                $168.2
                                                                  ======                ======



NOTE D - CHANGE IN ACCOUNTING METHOD
------------------------------------
Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." The SOP required that unamortized start-up costs be written off at the time of adoption and future start-up costs be expensed as incurred. The Company's portion of unamortized start-up costs related to the Sunbelt chlor-alkali joint venture totaled $1.5 million, net of an income tax benefit, and was written off as a cumulative effect of a change in accounting on January 1, 1999.

NOTE E - INVESTMENT IN EQUITY AFFILIATE
---------------------------------------
The following table presents summarized balance sheet information of OxyVinyls as of September 30, 2000 and December 31, 1999 and summarized results of operations for the nine month period ended September 30, 2000, and the period from formation (April 30, 1999) through September 30, 1999. The Company owns 24% of OxyVinyls and recognizes 24% of its operating results in earnings under the equity method of accounting. In the second quarter of 1999, OxyVinyls recorded a charge of approximately $3.2 million pre-tax, related to the restructuring/formation of its operations. PolyOne's share of this charge was $0.8 million pre-tax.

                                                                         September 30,         December 31,
      (Dollars in millions)                                                   2000                1999
                                                                         -------------         ------------
      Current assets                                                      $     377.3          $      367.7
      Non-current assets                                                      1,023.9               1,021.1
                                                                           ----------           -----------
         Total assets                                                         1,401.2               1,388.8

      Current liabilities                                                       221.1                 272.0
      Non-current liabilities                                                    97.9                 102.5
                                                                           ----------           -----------
         Total liabilities                                                      319.0                 374.5
                                                                           ----------           -----------
      Partnership capital                                                  $  1,082.2           $   1,014.3
                                                                           ==========           ===========

                                                                            Nine months
                                                                               ended               Period from
                                                                           September 30,        formation through
      (Dollars in millions)                                                    2000            September 30, 1999
                                                                          ----------------     ------------------
      Net Sales                                                            $  1,461.2             $   621.8
      Operating Income                                                          175.5                  25.3

      Partnership income reported by OxyVinyls                                  171.9                  18.5
          PolyOne's ownership of OxyVinyls                                        24%                   24%
                                                                           ----------             ---------
      PolyOne's share of OxyVinyls' earnings                                     41.3                   4.4
      Amortization of the difference between PolyOne's investment
           and its underlying share of OxyVinyls' equity                          0.4                   0.8
                                                                           ----------             ---------
      Earnings of equity affiliate recorded by PolyOne                     $     41.7             $     5.2
                                                                           ==========             =========

NOTE F - EMPLOYEE SEPARATION AND PLANT PHASE-OUT
------------------------------------------------
During the second quarter of 2000, the Company announced a plan to optimize its engineered films production configuration which includes the closure of its engineered films plant in Newton Upper Falls, Massachusetts after transitioning the plant's production to other facilities. The Company expects to receive cash proceeds through the sale of the site in excess of all costs to close the plant. The plant is expected to be closed near the end of the first quarter of 2001. In connection with the optimization plan, the Company recognized a charge of $3.4 million ($2.8 recorded as employee separation and plant phase-out and $0.6 million of inventory write-offs recorded in cost of sales) during the second quarter. An additional $0.5 million of accelerated depreciation will be recognized over the period from the announcement of the plan to the ultimate closing of the facility. In addition, the Company expects to recognize approximately $1.6 million at closing and upon the sale of the property in 2001, associated primarily with site preparation for disposal. The Company also anticipates that additional costs will be incurred as products are transitioned to other facilities.

The $2.8 million employee separation and plant phase-out charge recognized in the second quarter consisted of $2.3 million for involuntary severance benefits to be paid to 80 employees whose positions will be eliminated, a $0.3 million write-off of intangible assets, and a $0.2 million non-cash pension curtailment charge. In addition, the second quarter includes a non-cash write-off of inventory of $0.6 million included in cost of sales. At September 30, 2000, 2 positions had been eliminated and approximately $0.2 million of cash severance benefits had been paid. The Company expects most remaining positions to be eliminated by the end of the first quarter of 2001, and the remaining $2.1 million of cash payments for severance to be paid by the end of 2001.

As more fully discussed in the Company's 1999 Annual Report to Stockholders during 1999, the Company recorded net employee separation and plant phase-out charges totaling $0.5 million plus $1.2 million of additional depreciation expense related to the consolidation of its compounding operations, which began in the fourth quarter of 1998. The plan included the closure of two manufacturing facilities and the partial closing of manufacturing lines at other plants. The consolidation resulted in the write-off of software, machinery and equipment; separation costs associated with the elimination of 201 positions; and costs associated with demolition and lease termination. As of December 31, 1999, all 201 positions had been eliminated and all manufacturing lines and facilities had been closed. During the first nine months of 2000, the Company paid approximately $1.2 million related to site demolition costs and $1.2 million of employee separation costs. At September 30, 2000, the Company has remaining accruals related to the consolidation of its compounding operations totaling $0.3 million. The Company expects to pay approximately $0.1 million for employee separation and $0.2 million for site demolition costs by the end of 2000.

NOTE G - WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:
----------------------------------------------------------------------

Weighted average shares outstanding are computed as follows:

                                                          Quarter Ended            Nine Months Ended
                                                          September 30,              September 30,
                                                       ---------------------     ----------------------
        (in millions)                                     2000      1999            2000       1999
                                                       ---------------------     ----------------------

        Weighted average shares - Basic:
              Weighted average shares outstanding           61.7      47.4            52.4       47.2
              Less unearned portion of restricted
              stock awards included in outstanding
              shares                                        (0.5)     (0.6)           (0.6)      (0.6)
                                                       ---------------------     ----------------------
                                                             61.2      46.8            51.8       46.6
                                                       =====================     ======================
        Weighted average shares - Diluted:
              Weighted average shares outstanding            61.7      47.4            52.4       47.2
              Plus dilutive impact of stock options and
              and stock awards                                  -       1.4             0.1        1.4
                                                       ---------------------     ----------------------
                                                             61.7      48.8            52.5       48.6
                                                       =====================     ======================

The historical share amounts and related per share data have been restated to reflect the conversion of each outstanding share of Geon common stock into two common shares of PolyOne.

On May 5, 2000, the Company established The Share Ownership Trust (SOT). The SOT will serve as a vehicle to minimize, over time, future share dilution by issuing shares associated with the exercise of stock options and by funding contributions to other equity-related employee programs. The SOT was established by an initial contribution of 1,000,000 treasury shares. It is anticipated that future contributions will result from share repurchases. Shares remaining in the SOT are adjusted to market value at each period end with an offsetting adjustment to additional paid-in capital. Shares remaining in the SOT are not considered outstanding for purposes of computing earnings per share.

In addition, as part of the consolidation of Geon and Hanna, PolyOne acquired the former M.A. Hanna Share Ownership Trust (SOT). Shares are released from the SOT annually to fund a portion of the Company's obligations under certain employee compensation and benefit plans, and to meet annual principal payments on a promissory note created between the SOT and the Company for shares contributed to create the SOT. The SOT was established in 1991 for a 15-year term. Shares remaining in the SOT are adjusted at each balance sheet date to their respective market value with an offsetting adjustment to additional paid in capital. Unallocated shares remaining in the SOT are not considered outstanding for purposes of computing earnings per share.

NOTE H - FINANCING ARRANGEMENTS
-------------------------------
In October 2000, the Company entered into two revolving credit agreements that provide for up to $200 million in borrowings through October 2001 and up to $200 million in borrowings through October 2005. These agreements replace existing revolving credit facilities that would have expired between May 2001 and January 2003. The new agreements provide for interest rates to be determined at the time of the borrowing based on a choice of formulas specified in the agreements.

NOTE I - CONSOLIDATION WITH M.A. HANNA COMPANY
----------------------------------------------
On May 7, 2000, Geon and M.A. Hanna Company (M.A. Hanna) executed an Agreement and Plan of consolidation under which both companies consolidated to form a new Ohio corporation named PolyOne Corporation. M. A. Hanna was a leading international specialty polymers company with 1999 revenues of over $2.3 billion and business segments in rubber processing, plastics processing and distribution. In connection with the consolidation, each outstanding share of Geon common stock was converted into two common shares of PolyOne and each outstanding share of M.A. Hanna common stock was converted into one common share of PolyOne. Consummation of the transaction was on August 31, 2000 following approval of the stockholders of both companies. The consolidation was accounted for as a purchase business combination under generally accepted accounting principles and Geon was considered the acquiring entity for accounting purposes. Accordingly, the purchase price was allocated to M.A. Hanna's tangible and identified intangible acquired assets and liabilities assumed based on their estimated fair values. The appraisal process related to the determination of fair values of the tangible and intangible assets acquired is currently in process and estimates were used for the third quarter. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded for as goodwill and is being amortized over a 35-year period. The preliminary purchase price allocation will be adjusted as the fair value of assets acquired and liabilities assumed are finalized, including the finalization of any restructuring plans relating to the operations of M.A. Hanna that are developed in connection with the consolidation.

As PolyOne was formed, the new company recorded special charges in the third quarter to recognize incentive compensation costs that are triggered by change of control provisions in the Geon incentive compensation plans. PolyOne has also recognized charges in the third quarter for severance liabilities and integration activities that were associated with the consolidation. Additionally, the Company may recognize restructuring charges as operational integration activities are planned.

The operating results for M.A. Hanna have been included in the consolidated statements of income since the date of the consolidation. The unaudited pro forma results assume that the consolidation occurred on January 1, 1999. In addition to giving effect to the consolidation, the pro forma financial statements reflect the effect of M.A. Hanna's sale of its Cadillac business as of January 1, 1999, the net estimated proceeds were assumed to be used to repay long-term debt. The pro forma results do not reflect anticipated benefits of the merger or related costs to achieve integration. The pro forma results for 1999 also give effect to the transactions with OxyChem and the acquisition of O'Sullivan as if they had occurred on January 1, 1999.



(in millions except per share data)                        Nine Months Ended
                                                           -----------------
                                                   September 30, 2000    September 30, 1999
                                                   ------------------    -------------------
                   Sales                                  $2,525.5              $2,376.2
                   Net Income                                 57.6                  65.5
                   Earnings per share
                        Basic                                 0.63                   .72
                        Diluted                               0.62                   .70


NOTE J - SEGMENT INFORMATION
----------------------------
PolyOne's operations are located primarily in the United States, Europe, Asia and Canada and comprise five business segments - Performance Polymers and Services (PP&S), Resins and Intermediates (R&I), Plastic Processing, Rubber Processing, and Distribution. The accounting policies of each business segment are consistent with those described in the "Summary of Significant Accounting Policies" in Geon's 1999 Annual Report to Shareholders. Certain other corporate expenses and eliminations are included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the "Other" segment.

The Company is currently evaluating its reported segments, which represent the segments historically reported by Geon and M.A. Hanna.

The Company's chief operating decision maker assesses the performance and allocates resources to each of the Company's business segments based upon operating earnings excluding gains or losses which are associated with specific strategic initiatives such as restructuring or consolidation of operations, gains or losses attributable to acquisitions or formation of joint ventures, and certain other one-time items (collectively referred to as "unusual items"). This performance measure, which is similar to earnings before interest and income taxes (EBIT), a measure of financial performance commonly used in the industry, is an indicator of the ongoing earnings of the business. Additionally, operating income before unusual items and depreciation and amortization is used by the chief operating decision maker as an indicator of cash generated by the business segment. This performance measure is similar to earnings before interest, income taxes, depreciation and amortization (EBITDA), which is another commonly used performance measure in the industry.

On April 30, 1999, the Company completed transactions with Occidental Chemical Corporation (OxyChem) which included the formation of Oxy Vinyls, LP (OxyVinyls), a limited partnership which is 24% owned by PolyOne, the formation of a small powder compounding partnership which is 90% owned by PolyOne and the acquisition by PolyOne of OxyChem's compounding and film operations. PolyOne contributed substantially all of the operating assets and liabilities of its Resin and Intermediates segment (see description of segments in the following paragraph) to OxyVinyls in this transaction. In addition, the Company completed the acquisitions of O'Sullivan Corporation (O'Sullivan), Acrol Holdings Limited (Acrol) and Dennis Chemical Company, Inc. (Dennis Chemical) in 1999. These transactions, which are described in detail in The Geon Company's 1999 Annual Report on Form 10-K, impact the comparability of financial statements.

The PP&S segment includes vinyl compounds, specialty resins, formulators, engineered films, and analytical testing services performed by Polymer Diagnostics, Inc. In addition, the PP&S segment includes interests in three 50% owned compound joint ventures, a 90% owned powder compounding joint venture, and Decillion, a 40% owned joint venture with Owens Corning, Inc.

Prior to the formation of OxyVinyls, the R&I segment included the consolidated results of the Company's suspension and mass resin and vinyl chloride monomer
(VCM) operations, substantially all of which were contributed to OxyVinyls on April 30, 1999. After April 30, 1999, the R&I segment includes PolyOne's 24% interest in OxyVinyls, accounted for under the equity method of accounting, the Company's 50% equity holding in the Sunbelt chlor-alkali joint venture and the Company's 37.4% holding in Australian Vinyls Corporation
(AVC), an Australian PVC and compound operation.

The segments of the former M.A. Hanna are comprised of plastic processing, rubber processing, and distribution. The plastic processing segment includes custom engineered plastic compounds and color and additive systems that are sold to manufacturer's of plastic products in North America, Europe and Asia. The rubber processing segment consists of rubber compounds and rubber additive products sold to manufacturers of rubber products, primarily in North America. The distribution segment distributes thermoplastic resins primarily in North America. Amounts reported for these segments are for the one month ended September 30, 2000.

               POLYONE CORPORATION AND SUBSIDIARIES
                          SEGMENT INFORMATION
                            (in millions)



QUARTER ENDED SEPTEMBER 30, 2000:
                                                                        TOTAL        PP&S          R&I        RUBBER     PLASTIC
                                                                        ------      -------       -----       ------     -------
Net Sales                                                              $  487.8     $ 327.5      $    -       $ 42.7     $  80.3

Operating income (loss)                                                    10.5        13.7         3.3          2.1         2.8
Purchase price inventory write-up and charge                                1.2           -           -          0.2         1.0
Expenses related to the merger                                              7.8           -           -            -           -
                                                                       ---------------------------------------------------------
Operating income (loss) before purchase price inventory
   write-up and charge, and expenses related to the merger                 19.5        13.7         3.3          2.3         3.8
Depreciation and amortization                                              13.8         8.6           -          1.8         3.2
                                                                       ---------------------------------------------------------
 Operating income (loss) before depreciation and
     amortization, purchase price inventory write-up and
     charge, and expenses related to the merger                        $   33.3     $  22.3      $  3.3       $  4.1     $   7.0
                                                                       =========================================================

Total assets                                                           $2,624.1     $ 909.8      $258.6       $398.1     $ 731.6
Investment in equity affiliates included in total assets               $  299.8     $  19.4      $258.6       $    -     $  14.5
Capital Expenditures                                                   $   10.2     $   6.9      $    -       $  0.8     $   2.2
Earnings of equity affiliates included in
   operating income                                                    $    5.4     $  (0.1)     $  5.4       $    -     $   0.1

QUARTER ENDED SEPTEMBER 30, 2000:
                                                                             DISTRIBUTION    OTHER
                                                                             ------------    ------
Net Sales                                                                      $  40.4       $ (3.1)

Operating income (loss)                                                            0.7        (12.1)
Purchase price inventory write-up and charge                                         -            -
Expenses related to the merger                                                       -          7.8
                                                                               --------------------
Operating income (loss) before purchase price inventory
   write-up and charge, and expenses related to the merger                         0.7         (4.3)
Depreciation and amortization                                                      0.2            -
                                                                               --------------------
 Operating income (loss) before depreciation and
     amortization, purchase price inventory write-up and
     charge, and expenses related to the merger                                $   0.9      $  (4.3)
                                                                               ====================

Total assets                                                                   $ 190.2      $ 135.8
Investment in equity affiliates included in total assets                       $   7.3      $     -
Capital Expenditures                                                           $   0.1      $   0.2
Earnings of equity affiliates included in
   operating income                                                            $     -      $     -




QUARTER ENDED SEPTEMBER 30, 1999:
                                                                            TOTAL        PP&S           R&I        RUBBER
                                                                            -------     -------         ---        ------
Net Sales                                                                  $  319.3     $ 319.3      $    -          $ -

Operating income (loss)                                                        26.0        29.5        (1.1)           -
Purchase price inventory write-up and charge                                    3.2         3.2           -            -
                                                                        --------------------------------------------------
Operating income (loss) before purchase price
   inventory write-up and charge                                               29.2        32.7        (1.1)           -
Depreciation and amortization                                                   9.3         9.3           -            -
                                                                        --------------------------------------------------
Operating income before depreciation and amortization,
   and purchase price inventory write-up and charge                        $   38.5     $  42.0      $ (1.1)         $ -
                                                                        ==================================================

Total assets                                                               $1,163.4     $ 887.0      $ 237.7         $ -
Investment in equity affiliates included in assets                         $  242.9     $   5.2      $ 237.7         $ -
Capital expenditures                                                       $   18.3     $  18.3      $     -         $ -
Earnings of equity affiliates included in
   operating income                                                        $    3.3     $     -      $   3.3         $ -



QUARTER ENDED SEPTEMBER 30, 1999:
                                                                      PLASTIC    DISTRIBUTION    OTHER
                                                                      -------    ------------    ------

Net Sales                                                                   $ -           $ -       $    -

Operating income (loss)                                                       -             -         (2.4)
Purchase price inventory write-up and charge                                  -             -            -
                                                                     --------------------------------------
Operating income (loss) before purchase price
   inventory write-up and charge                                              -             -         (2.4)
Depreciation and amortization                                                 -             -            -
                                                                     --------------------------------------
Operating income before depreciation and amortization,
   and purchase price inventory write-up and charge                         $ -           $ -       $ (2.4)
                                                                     ======================================

Total assets                                                                $ -           $ -       $ 38.7
Investment in equity affiliates included in assets                          $ -           $ -       $    -
Capital expenditures                                                        $ -           $ -       $    -
Earnings of equity affiliates included in
   operating income                                                         $ -           $ -       $    -


                        POLYONE CORPORATION AND SUBSIDIARIES
                                SEGMENT INFORMATION
                                   (in millions)

NINE MONTHS ENDED SEPTEMBER 30, 2000:
                                                                                       TOTAL           PP&S          R&I
                                                                                     ---------      ---------       -----
Net Sales                                                                            $ 1,194.5      $ 1,034.2       $   -

Operating income (loss)                                                                   70.6           49.7        35.6
Purchase price inventory write-up and charge                                               1.2              -           -
Expenses related to the merger                                                             7.8              -           -
Employee separation and plant phase-out                                                    2.8            2.8           -
Inventory write-off associated with engineered films restructuring                         0.6            0.6           -
Board of Directors pension buyout                                                          0.8              -           -
                                                                                     ------------------------------------
Operating income (loss) before purchase price inventory write-up and charge, employee separation and plant phase-out, inventory write-off, Board of
    Directors pension buyout, and expenses related to the merger                          83.8           53.1        35.6
Depreciation and amortization                                                             32.7           27.4           -
                                                                                     ------------------------------------
Operating income (loss) before depreciation and amortization, purchase price inventory write-up and charge, employee separation and plant phase-out, inventory write-off, Board of Directors pension buyout, and expenses
     related to the merger                                                           $   116.5      $    80.5     $  35.6
                                                                                     ====================================
Capital Expenditures                                                                 $    23.9      $    20.7     $     -
Earnings of equity affiliates included in operating income                           $    42.3      $    (0.8)    $  43.0

NINE MONTHS ENDED SEPTEMBER 30, 2000:
                                                                                   RUBBER     PLASTIC    DISTRIBUTION     OTHER
                                                                                   -------    --------   ------------   ---------
Net Sales                                                                           $42.7       $80.3         $40.4     $ (3.1)

Operating income (loss)                                                               2.1         2.8           0.7      (20.3)
Purchase price inventory write-up and charge                                          0.2         1.0             -          -
Expenses related to the merger                                                          -           -             -        7.8
Employee separation and plant phase-out                                                 -           -             -          -
Inventory write-off associated with engineered films restructuring                      -           -             -          -
Board of Directors pension buyout                                                       -           -             -        0.8
                                                                                    ------------------------------------------
Operating income (loss) before purchase price inventory write-up and charge, employee separation and plant phase-out, inventory write-off, Board of
    Directors pension buyout, and expenses related to the merger                      2.3         3.8           0.7      (11.7)
Depreciation and amortization                                                         1.8         3.2           0.2        0.1
                                                                                    ------------------------------------------
Operating income (loss) before depreciation and amortization, purchase price inventory write-up and charge, employee separation and plant phase-out, inventory write-off, Board of Directors pension buyout, and expenses
     related to the merger                                                          $ 4.1       $ 7.0         $ 0.9     $(11.6)
                                                                                    ==========================================
Capital Expenditures                                                                $ 0.7       $ 2.2         $ 0.1     $  0.2
Earnings of equity affiliates included in operating income                          $   -       $ 0.1         $   -     $    -

NINE MONTHS ENDED SEPTEMBER 30, 1999:
                                                                                    TOTAL           PP&S          R&I       RUBBER
                                                                                    ------         -------      ------      ------
Net Sales                                                                           $ 942.0        $ 797.9      $186.8        $ -

Operating income (loss)                                                                72.0           80.9        (6.0)         -
Employee separation and plant phase-out                                                 2.4            2.4           -          -
Restructuring costs incurred by OxyVinyls                                               0.8              -         0.8          -
Other restructuring costs - accelerated depreciation                                    1.2            1.2           -          -
Purchase price inventory write-up and charge                                            3.2            3.2           -          -
                                                                                    ---------------------------------------------
Operating income (loss) before restructuring costs and purchase price
  inventory write-up and charge                                                        79.6           87.7        (5.2)         -
Depreciation and amortization (before restructuring)                                   33.3           23.2        10.1          -
                                                                                    ---------------------------------------------
Operating income before depreciation and amortization, restructuring costs,
  and purchase price inventory write-up and charge                                  $ 112.9        $ 110.9      $  4.9        $ -
                                                                                    =============================================
Capital expenditures                                                                $  40.5        $  36.5      $  4.0        $ -
Earnings of equity affiliates included in operating income                          $  (0.3)       $   0.1      $ (0.4)       $ -

NINE MONTHS ENDED SEPTEMBER 30, 1999:
                                                                                     PLASTIC     DISTRIBUTION    OTHER
                                                                                     --------    ------------   ------
Net Sales                                                                              $ -           $ -        $(42.7)

Operating income (loss)                                                                  -             -          (2.9)
Employee separation and plant phase-out                                                  -             -             -
Restructuring costs incurred by OxyVinyls                                                -             -             -
Other restructuring costs - accelerated depreciation                                     -             -             -
Purchase price inventory write-up and charge                                             -             -             -
                                                                                       -------------------------------
Operating income (loss) before restructuring costs and purchase price
  inventory write-up and charge                                                          -             -          (2.9)
Depreciation and amortization (before restructuring)                                     -             -             -
                                                                                       -------------------------------
Operating income before depreciation and amortization, restructuring costs,
  and purchase price inventory write-up and charge                                     $ -           $ -         $(2.9)
                                                                                       ===============================
Capital expenditures                                                                   $ -           $ -         $   -
Earnings of equity affiliates included in operating income                             $ -           $ -         $   -

NOTE K - PENDING ACCOUNTING CHANGES
-----------------------------------
In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This standard, along with its subsequent amendments, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than the fiscal quarter beginning January 1, 2001. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Corporation's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the third quarter, The Geon Company consolidated with the M.A. Hanna Company to form PolyOne Corporation. The consolidation was approved by the shareholders of both the former Geon Company and the former M.A. Hanna Company shareholders and became effective August 31, 2000 creating the world's largest polymer service company. Therefore, the operating results for the quarter and nine months ended September 30, 2000 include only one month of the former M.A. Hanna operations.

With the April 30, 1999, formation of OxyVinyls, the Company's exposure to the PVC and chlor-alkali industries changed significantly. PolyOne now owns 24% of OxyVinyls, which is a 4.5 billion-pound PVC producer. Previously PolyOne had 2.4 billion pounds of PVC capacity. This effectively reduced the Company's exposure to PVC capacity to approximately half what it was prior to OxyVinyls formation and approximates the Company's internal consumption requirements. The Company's exposure to fluctuations in caustic soda has increased with the OxyVinyls formation, because prior to the formation PolyOne produced approximately 150,000 tons annually and now OxyVinyls produces approximately 380,000 tons annually. OxyVinyls is accounted for under the equity method, and is included in the R&I segment. Previously, the Company's PVC and VCM operations were consolidated.

Also, during the third quarter of 1999, the Company acquired O'Sullivan, a manufacturer of engineered films, and two formulators, Acrol and Dennis Chemical. The post-acquisition results of these acquired companies are included in the Company's consolidated results of operations.

RESULTS OF OPERATIONS:

As described in Note J, in evaluating segment and total Company performance, the Company's chief operating decision maker uses operating income excluding gains or losses which are associated with specific strategic initiatives such as restructuring or consolidation of operations, gains or losses attributable to acquisitions or formation of joint ventures, and certain other one-time items. This performance measure is used in the discussion that follows and is referred to as "operating income excluding unusual items." A reconciliation from operating income as reported in conformity with generally accepted accounting principles to operating income before unusual items is presented in Note J for each segment and in total. In addition, the Company's management uses net income excluding unusual items as a measure of overall Company performance. Similar to operating income before unusual items, this performance measure reflects the ongoing net earnings of the Company before the after-tax effects of specific strategic initiatives, gains and losses attributable to acquisitions or formation of joint ventures, and other one-time items. A reconciliation from reported net income to net income before unusual items is presented below. Operating income excluding unusual items and net income excluding unusual items are not measurements under generally accepted accounting principles and may not be comparable to financial performance measures presented by other companies.

                                                                Three months ended           Nine months ended
                                                                   September 30,                September 30,
                                                                -------------------         ---------------------
(in millions)                                                     2000       1999            2000           1999
                                                                --------    -------         ------         ------
Net income, before cumulative effect of a change in
    accounting,  as reported                                    $   0.5    $   12.7        $   29.1      $   92.3

Employee separation and plant phase-out, net of income
     tax effect (includes inventory write-off of $.4 in 2000)         -           -             2.1           1.4

Board of directors pension buy-out, net of income tax
    effect                                                            -           -             0.5             -

Write-off of costs associated with postponed debt
    placement, net of tax effects                                     -           -             0.5             -

Accelerated depreciation associated with compound
    restructuring, net of income tax effect                           -           -               -           0.7

Geon's share of OxyVinyl's restructuring charge                       -           -               -           0.5

Gain on formation of joint ventures, net of income tax
    effect                                                            -           -               -        (56.8)

Charge related to the acquired profit on inventory
   associated with the Engineered Films, net of tax                   -         2.0               -          2.0

Incentive compensation plan payments associated with
   the PolyOne consolidation, net of tax                            3.2           -             3.2             -

Severance payments associated with the PolyOne
   consolidation, net of tax                                        1.1           -             1.1             -

Integration costs associated with the PolyOne
   consolidation, net of tax                                        0.5           -             0.5             -

Charge related to the acquired profit on inventory
   associated with the PolyOne consolidation, net of tax            0.8           -             0.8             -
                                                                -------------------        ----------------------
Net income excluding unusual items                              $   6.1    $   14.7        $   37.8      $   40.1
                                                                ===================        ======================

Total Company
-------------

Total sales for the third quarter of 2000 were $487.8 million, up $168.5 million or 53% from the same period in 1999. The increase in sales is primarily attributable to the consolidation of The Geon Company and M.A. Hanna Company to form PolyOne Corporation. The quarter included one month of sales of the former M.A. Hanna operations of $163.4 million. For the first nine months, sales increased $252.5 million with a $236.3 million increase in PP&S sales and $163.4 million of sales of the former M.A. Hanna operations being offset by a $144.1 million decline in sales as a result of the discontinuation of consolidation accounting for the PVC and VCM operations due to the formation of OxyVinyls in April 1999.

Net income for the third quarter and first nine months of 2000 was $0.5 million and $29.1 million, respectively, compared with $12.7 million and $92.3 million (before cumulative effect of accounting change) for the same periods last year. Net income excluding unusual items decreased from $14.7 million to $6.1 million from third quarter 1999 to 2000. For the first nine months of 2000, net income excluding unusual items was $37.8 million compared with $40.1 million in 1999.

Operating income for the third quarter was $10.5 million or $19.5 million before special charges compared to $26.0 million or $29.2 million before special charges for the third quarter of 1999. The decrease in operating income before special charges is primarily attributable to a $19.0 million decrease in operating income in the PP&S segment while operating income in the R&I segment increased $4.4 million. Also, the former M.A. Hanna operations contributed $6.8 million in operating income before unusual items.

Unusual items affecting reported operating income for the third quarter of 2000 included pre-tax charges totaling $9.0 million ($7.0 million in merger related compensation plan and severance payments, $0.8 million for merger integration costs, and a $1.2 million charge for acquired profit on inventory) related to the consolidation of M.A. Hanna. For the third quarter of 1999, unusual items affecting operating income include a pre-tax $3.2 million charge for acquired profit on inventory related to acquisitions.

For the first nine months operating income was $70.6 million or $83.8 million before special charges for 2000 and $72.0 million or $79.6 million before special charges for the same period in 1999. The R&I segment operating income increased by $40.8 million, offset by a decrease in PP&S operating income of $34.6 million, primarily the result of the increased PVC resin costs and expanding PVC resin margins. As a percent of sales, operating income excluding unusual items was 7% in 2000, a decrease from 9% for the same period in 1999.

Selling and administrative (S&A) expense increased $30.9 million in the third quarter of 2000 as compared to 1999. The additional S&A expense is primarily are attributable to the consolidation with M.A. Hanna. Depreciation and amortization expense for the third quarter increased to $13.8 million in 2000 from $9.3 million in 1999. The additional depreciation of assets of acquired businesses and amortization of goodwill accounted for the increase. For the nine months ended September 30, 2000, S&A expense increased $48.2 million to $127.3 million from $79.1 million for the same period in 1999 primarily due to additional expense from the consolidation with M.A. Hanna and other businesses acquired in 1999.

Other expense for the third quarter of both 2000 and 1999 was $0.5 million. For the first nine months other expense was $1.7 million in 2000 compared with $2.7 million in 1999. Other expense includes foreign currency gains and losses and costs related to the sale of accounts receivable.

Interest expense for the quarter was $9.1 million, up from $5.3 million for the same period last year. For the nine months of 2000 interest expense was $23.3 million versus $12.5 million in 1999. The increase in interest expense is due to combining former M.A. Hanna's operating results since the consolidation with Geon's, and higher average short-term borrowings as a result of business acquisitions in the third quarter of 1999 as well as higher interest rates on short-term borrowings.

The effective income tax rate in 2000 for the third quarter and year-to-date was 65.9% and 38.3%, respectively. The effective income tax rate for the third quarter of 1999 was 39.8% and 38.9% for the first nine months of 1999. The higher reported tax rate for the third quarter is primarily due to non-deductible goodwill related to purchase accounting and the mix of domestic versus foreign earnings.

Performance Polymers & Services (PP&S)
--------------------------------------

PP&S sales for the third quarter of 2000 were $327.5 million, an increase of $8.2 million from $319.3 million or 3% over the same period in 1999. Sales volumes declined 6% from third quarter of 2000, primarily as the result of slowing in the automotive and construction markets. For the first nine months of 2000, sales were $1,034.2 million, an increase of $236.3 million from $797.9 million or 30% from 1999. Sales increased as a result of acquired businesses and higher selling prices driven by increased raw material costs.

PP&S operating income was $13.7 million for the third quarter of 2000, as compared with $29.5 million for the same period last year. For the first nine months of 2000, operating income was $49.7 million, compared with $80.9 million for the first nine months of 1999. PP&S operating income excluding unusual items for the third quarter was $13.7 million, a decline of $19.0 million from the third quarter 1999. The decrease in the third quarter's operating income was driven by lower sales volumes and smaller margins of sales prices over material costs. For the first nine months of the year, operating income before unusual items was $53.1 million, $34.6 million below the same period last year. In addition, costs were higher due to additives like plasticizers and impact modifiers as well as increased freight charges from fuel surcharges. Raw material costs were 22% higher in the third quarter of 2000 than in the comparable period in 1999 primarily due to higher resin prices.

As discussed further in Note F, the PP&S segment recorded a charge of $3.4 million ($2.8 million reported as employee separation and plant phase-out and $0.6 million of inventory write-offs reported in cost of sales) in the second quarter of 2000 related to the reconfiguration of its engineered films manufacturing operations. This reconfiguration is anticipated to result in annual savings of $1 million.

Also as discussed in Note F, the Company has essentially completed the consolidation of its compounding operations, which began in the fourth quarter of 1998. This consolidation included the closing of two facilities, and partial closing of manufacturing lines at other plants, demolition at certain sites, and the elimination of 201 positions. The Company has recognized $16.3 million in 1998 and 1999 of charges related to this consolidation ($1.2 million recorded of accelerated depreciation and $15.1 million of employee separation and plant phase-out expense). At September 30, 2000, all 201 positions have been eliminated.

Resin and Intermediates (R&I)
-----------------------------

The 2000 to 1999 comparison of year to date operating results in the R&I segment is impacted by the formation of OxyVinyls on April 30, 1999, and the resulting changes in business structure, as previously discussed.

The R&I segment profitability is largely tied to the commodity PVC resin industry and chlor-alkali industry. During the third quarter of 2000, lower construction spending in the U.S. along with inventory adjustments at PVC converters resulted in a 10% decrease in PVC resin shipments versus the comparable period in 1999 resulting in downward pressure on PVC pricing and margins. As PVC resin prices peaked in May 2000 and declined through the third quarter industry PVC resin selling prices and margins over ethylene and chlorine decreased over the quarter. As a result customers commenced reducing inventories. During much of the third quarter the industry operated at approximately 80% of effective capacity. Shipments of VCM and caustic soda for the third quarter of 2000 declined by 10% compared with the third quarter of 1999. Over the third quarter 2000, the margin of PVC resin selling prices over ethylene and chlorine costs decreased approximately 1.0 cents per pound. Industry PVC resin selling price over ethylene and chlorine were flat for the third quarter of 2000 versus the third quarter of 1999 and average approximately
3.5 cents per pound for the nine months ending September 30, 2000 above the same period in 1999. For the first nine months of 2000, total PVC shipments decreased 3% from the same period in 1999.

R&I segment operating income was $3.3 million for the third quarter of 2000, an increase of $4.4 million from the same period last year. For the first nine months, operating income was $35.6 million versus a $5.2 million loss in 1999, excluding unusual items.

OxyVinyls contributed $5.7 million of operating income for the quarter, compared with $5.1 million for the same period last year. In addition to the noted industry volume and margin dynamics, OxyVinyls third quarter earnings were adversely impacted by higher natural gas costs versus the comparable period last year. The Company's share of Sunbelt's operating income was $0.9 million for the quarter versus a loss of $2.4 million for the same period in 1999. Chlorine selling prices have more than doubled from the first half of last year, improving Sunbelt's profitablility.

Rubber Processing, Plastic Processing, and Distribution Segments
----------------------------------------------------------------

Sales in 3Q00 for the rubber processing segment were $42.7 million with operating income of $2.3 million, the plastic processing segment reported sales of $80.3 million with operating income of $3.8 million, and the distribution segment reported sales of $40.4 million with operating profit of $0.7 million. Amounts reported for these segments are for the one month ended September 30, 2000.

The Other segment operating loss for the third quarter increased from $2.4 million in 1999 to $12.1 million in 2000 before merger related costs of $7.8 million for incentive compensation and severance payments, and merger integration. For the first nine months of 2000, the Other segment operating loss before merger costs increased to $20.3 million as a result of the lower level of support services charged to OxyVinyls, an $0.8 million charge in the second quarter related to the termination of the board of director's pension plan.

CAPITAL RESOURCES AND LIQUIDITY


Net cash provided by operating and investing activities totaled $53.0 million in the first nine months of 2000, compared with cash used of $10.2 million during the first nine months of 1999 excluding the impact on cash of the OxyChem transactions of $128.7 and net cash paid for the businesses acquired of $233.5 million. Operating activities used $32.1 million of cash, an increase in cash used of $116.8 million from the net cash provided by operating by operating activities of $84.7 million in 1999 which included $61.6 million from the collection of R&I retained working capital. The increase in cash used is due to $53.1 million of cash received in 1999 from the retained working capital of the PVC/VCM operations contributed to OxyVinyls and non-cash earnings of equity affiliates increased by $42.6 from 1999, as result of the formation of OxyVinyls. Operating working capital (accounts receivable and inventories less accounts payable) increased $32.4 million in the first nine months of 2000. For the same period in 1999, operating working capital increased $32.2 million, including a build-up of working capital of the businesses acquired from OxyChem, which had minimal working capital at acquisition.

Investing activities for the first nine months of 2000 include $34.3 million in cash acquired as part of the consolidation with M.A. Hanna, cash received from the sale of assets of $37.5 million, and $30.6 million of cash distributions from equity affiliates compared with $3.2 million of distributions in 1999. Distributions of cash are primarily from OxyVinyls in 2000, and from Sunbelt in 1999. Capital expenditures totaled $23.9 million in the first nine months of 2000, compared with $40.5 million in 1999, which includes $4.0 million of capital expenditures related to the PVC/VCM operations prior to formation of OxyVinyls. In 1999, investing activities also include $27.0 million paid for the businesses acquired from OxyChem and $71.9 million of cash received upon formation of OxyVinyls.

Cash provided by financing activities during the first nine months of 2000 reflects an increase in short-term borrowings, payment of long-term debt and payment of dividends. In 1999, financing activities include increase in short-term borrowings, repayment of long-term debt, payments of dividends, and proceeds received from the exercise of stock options.

In September 2000, the PolyOne Board of Directors authorized the repurchase of up to 9.6 million shares, or approximately 10% of the Company's outstanding shares. No shares were repurchased in the third quarter or nine months ended September 30, 2000. Approximately 2.5 million shares were repurchased in October 2000. The timing of any purchases depends on the Company's cash flow and market price of the stock.

In October 2000, the Company entered into two revolving credit agreements that provide for up to $200 million in borrowings through October 2001 and up to $200 million in borrowing through October 2005. These agreements replace existing revolving credit facilities that would have expired between May 2001 and January 2003. The new agreements provide for interest rates to be determined at the time of the borrowing based on a choice of formulas specified in the agreement.

The Company believes it has sufficient funds to support dividends, debt service requirements, and normal capital and operating expenditures under existing credit facilities and other available permitted borrowings. The Company has assurances from banks and other lenders that short-term facilities to support operating and acquisition needs will be renewed or extended until long-term financing can be obtained at more favorable terms.


ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment.


The Company maintains a disciplined environmental and industrial safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to assure compliance with applicable environmental, health and safety laws and regulations. This effort has required and may continue to require process or operational modifications, the installation of pollution control devices and cleanups. The Company estimates capital expenditures related to the limiting and monitoring of hazardous and non-hazardous wastes during 2000 to approximate $3 million to $5 million. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements."

The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. At September 30, 2000, the Company had accruals totaling approximately $59.9 million to cover potential future environmental remediation expenditures, based on the best estimates prepared by its environmental engineers and consultant to cover probable future environmental expenditures related to previously contaminated sites. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual by as much as $17 million. The Company's estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Further information related to the Company's environmental liabilities is included in Note N to the Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for protection afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terms, such as "may," "intends," "will," "expects," "anticipates," "estimates," or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from such statements for a variety of factors, including but not limited to (1) unanticipated changes in world, regional, or U.S. PVC consumption growth rates affecting the Company's markets;
(2) fluctuations in raw material prices and supply, in particular fluctuations outside the normal range of industry cycles; (3) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (4) inability to achieve, or delays in achieving savings related to business consolidation and restructuring programs; (5) unanticipated delays in realizing, or inability to realize, expected costs savings from acquisitions;
(6) unanticipated costs or difficulties related to completion of proposed transactions or the operation of the joint venture entities; (7) lack of day to day operating control, including procurement of raw material feedstock, of the resin equity partner; (8) lack of direct control over the reliability of delivery and quality of the primary raw materials (PVC & VCM) utilized in the Company's products; (9) the risk that previous M.A. Hanna and Geon operations will not be integrated successfully and (10) costs related to the consolidation of Geon and M.A. Hanna.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and the Company's management of the exposure is included in "Management's Analysis - Consolidated Balance Sheets" in the 1999 Annual Report on 10-K under the caption "Market Risk Disclosures."

PART II -      OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               None.

ITEM 2.        CHANGES IN SECURITIES
               Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held special shareholder's meetings on August 29, 2000. As described in the joint proxy statement to shareholders of The Geon Company and M.A. Hanna Company, the following action was taken:

              a) The adoption of the Agreement and Plan of Consolidation was ratified and approved. There were 49,537,623 shares voted in the affirmative; 11,450,280 shares voted in the negative; and 279,022 abstained.

               b) The PolyOne 2000 Stock Incentive Plan was ratified and
                  approved. There were 54,892,241 shares voted in the affirmative; 6,111,643 shares voted in the negative; and 313,011 abstained.


ITEM 5.        OTHER INFORMATION:

               None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:


        (a)    Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K from July 1, 2000 through September
               30, 2000:
           - Form 8-K filed on July 10, 2000, announcing that earnings for the second quarter were expected to be in line with analysts' estimates.
           - Form 8-K filed on July 21, 2000, announcing the waiting period for government antitrust review for the proposed merger between the Geon Company and the M.A. Hanna Company expired without any government action or inquiry.
           - Form 8-K filed on July 26, 2000, announcing financial results for the second quarter.
           - Form 8-K filed on August 16, 2000, announcing amendment to the Agreement and Plan of Consolidation, dated August 15, 2000.
           - Form 8-K filed on August 16, 2000, announcing Thomas A. Waltermire has been selected by the Boards of Directors of Geon and of the M.A. Hanna Company to serve as the first Chairman and Chief Executive Officer of the PolyOne Corporation.
           - Form 8-K filed on August 29, 2000, announcing at special meetings, stockholders of each company authorized their consolidation into a new organization known as PolyOne Corporation.
           - Form 8-K filed on September 6, 2000, announcing stockholders of Geon and M.A. Hanna adopted the Agreement and Plan of Consolidation.
           - Form 8-K filed on September 11, 2000, announcing the closing of the sale of its Richmond Aircraft Products unit to UMECO, plc.
           - Form 8-K filed on September 20, 2000, announcing that a slowdown in customer demand, coupled with continuing high raw material costs and escalating costs of energy, will negatively affect earnings for the third quarter that ends September 30, 2000.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2000                   POLYONE CORPORATION






                                    /s/ W. D. Wilson
                                    ----------------
                                    W. D. Wilson
                                    Vice President and Chief Financial Officer,
                                    (Authorized Officer and Principal
                                    Financial Officer)



                                    /s/ G. P. Smith
                                    ---------------
                                    G. P. Smith
                                    Corporate Controller and Assistant Treasurer
                                    (Principal Accounting Officer)