Form 10-K
period 2000-12-31
POLYONE CORP
filed 2001-03-28
CIK 1122976

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 1-16091


                               POLYONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                OHIO                                    34-1730488
   (State or other jurisdiction of       (I.R.S. Employer Identification No)
   incorporation or organization)


Suite 36-5000, 200 Public Square, Cleveland, Ohio                44114-2304
   (Address of principal executive offices)                      (Zip-Code)

   Registrant's telephone number, including area code            (216) 589-4000


                        Securities registered pursuant to Section 12(b) of the Act:
                        -----------------------------------------------------------
                Title of each class               Name of each exchange on which registered
                -------------------               -----------------------------------------
      Common Stock, par value $.01 per share                New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant as of March 15, 2001 was approximately $774.7 million. On such date, 93,900,057 of such shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to shareholders dated March 28, 2001, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to shareholders for the fiscal year ended December 31, 2000, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 2000 Annual Report to shareholders is deemed to be filed as part of this Form 10-K.

Except as otherwise stated, the information contained in this report is given as of December 31, 2000, the end of the Registrant's last fiscal year.

PART  I
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF THE BUSINESS
-------  ---------------------------

PolyOne Corporation (PolyOne or Company) is the world's largest international polymer services company with operations in thermoplastic compounds, specialty polymer formulations, engineered films, color and additive systems, elastomer compounds and additives and thermoplastic resin distribution. PolyOne was formed on August 31, 2000 as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). PolyOne is a leader in delivering value to customers through its strengths in polymer technology, manufacturing and supply chain processes, information technology, environmental and safety performance, overall quality and operational excellence. The consolidation of Geon and Hanna and the formation of PolyOne are discussed in more detail in Notes A and E to the Consolidated Financial Statements.

The Company operates in four business segments: Performance Plastics, Elastomers and Additives (E&A), Distribution and Resin and Intermediates (R&I). The financial information regarding the Registrant's business segment is set forth on pages 31 through 33 of the Registrant's Annual Report distributed to shareholders for the fiscal year ended December 31, 2000, which information is incorporated herein by this reference.

PERFORMANCE PLASTICS:
Through its compounding business, the Company is one of the world's largest merchant producers of compounded plastics to the specifications of manufacturers of plastic products throughout North America and Europe. Through its custom compounding business, the Company engages in the custom compounding of plastic materials to the specifications of manufacturers of molded plastic products for customers located throughout North America, Europe and Asia. Through its custom formulated colorants and additives business, the Company manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastic industry throughout North America, Europe, South America and Asia. The Company is also the leading North American producer of specialty resin dispersions. In addition, the Company processes specialty dispersion resins with different additives, such as plastisizers and fillers, to produce liquid or solid plastisol formulations. Formulations using urethanes and latex polymers are also produced by the Company. Through its engineered films business, the Company processes flexible compounds into rolls of various-gauge films.

ELASTOMERS AND ADDITIVES:
Through its rubber compounding and additive businesses, the Company engages in the custom compounding of rubber materials to the specifications of manufacturers of rubber products throughout the United States. The Company also produces rubber colorants and additives for the rubber industry worldwide.

DISTRIBUTION:
Through its distribution business, the Company distributes thermoplastic resins in North America for major resin producers.

RESIN AND INTERMEDIATES:
In its R&I business segment, the Company holds an equity interest in three joint ventures which produce polyvinyl chloride (PVC) resins, vinyl chloride monomer
(VCM) and chlor-alkali through three joint ventures. Oxy Vinyls LP (Oxy Vinyls), a partnership between the Company and OxyChem and is the largest producer of PVC resin and VCM in North America. Oxy Vinyls also produces chlorine and caustic soda. The Company's 24% interest in Oxy Vinyls provides PolyOne the economics of manufacturing PVC resin that roughly approximated the PVC resin requirements needs of the Performance Plastics segment. PolyOne owns 50% of Sunbelt Chlor-Alkali Partnership, a joint venture with Olin Corporation that produces chlorine and caustic soda. PolyOne also has a 37.4% interest in Australian Vinyls Corporation, a PVC resin and compound joint venture with Orica Limited of Australia.

COMPETITION:
The production of compounded plastics and the manufacture of custom formulated color and additives systems for the plastics industry is highly competitive, with product quality, service and price to customers being principal factors affecting competition. The Company believes it is a leading independent compounder of plastics in North America and Europe and one of the leading producers of custom formulated color and additive systems in the United States and Europe.

The custom compounding of rubber materials and the manufacture of rubber colorants and additives are highly competitive with product quality, service and price to customers being principal factors affecting competition. The Company believes it is the largest independent custom compounder of rubber in North America.

The distribution of polymer resin is highly competitive, with product quality, service and price to customers being principal factors affecting competition. The Company believes it is one of the leading distributors of plastic resins in North America.

RAW MATERIALS:
In the Company's Performance Plastics business, the primary raw materials are PVC resin, VCM, other resins, inorganic and organic pigments, and chemicals, all of which are in adequate supply. The Company is a party to long-term supply contracts with OxyVinyls, under which the majority of the Company's PVC and all of its VCM requirements will be supplied. The supply contracts have initial terms of 15 years (expiring in 2013) and have provisions for renewal after the initial contract term. The Company believes the supply contracts will assure availability of PVC resin and VCM, technical development and support and competitively priced PVC resin and VCM. The Company further believes that the pricing under these supply contracts provides PVC resin at a competitive cost to the Company.

In the company's elastomer and additives business, the primary raw materials required are natural and synthetic rubbers, resins and chemicals, all of which are available in adequate supply.

RESEARCH AND DEVELOPMENT:
The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and
(iv) providing support to its manufacturing plants for cost reduction, productivity and quality improvement programs. The Company operates a research and development center supporting compounding and specialty resin operations. The laboratory is equipped with state of the art analytical, synthesis, polymer characterization and testing equipment and pilot plants and polymer compounding operations which simulate the production facilities for rapid translation of new technology into new products.

Expenditures for Company sponsored product research and product development in 2000, 1999 and 1998 were $21.4 million, $18.5 million and $15.0 million, respectively. Expenditures in 2001 are projected to remain at approximately the same level as in 2000.

EMPLOYEES:
As of December 31, 2000, the Company had approximately 9,000 employees.

ENVIRONMENTAL, HEALTH AND SAFETY:
The Company is subject to various federal, state and local environmental laws and regulations concerning emissions to the air, discharges to waterways, the release of materials into the environment, the generation, handling, storage, transportation, treatment and disposal of waste materials or otherwise relating to the protection of the environment. The Company endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of products and believes it is in compliance in all material respects with applicable laws and regulations.

The Company maintains a disciplined environmental and occupational safety and health compliance program and conducts internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures and to ensure compliance with applicable environmental, health and safety laws and regulations. This is an effort which has required and may continue to require process or operational modifications and the installation of pollution control devices and cleanups.

The Company participates in the EPA Compliance Audit Program (CAP) under Section 8(e) of the Toxic Substances Control Act. That section requires reporting of information indicating a substantial risk of injury to health or the environment from a chemical substance or mixture. Under the CAP, the Company conducts an audit of its files and reports any information that should have been reported previously. The total potential maximum liability of the Company and its subsidiaries under the CAP is $1 million. The first part of the CAP required reporting of substantial risk information concerning health effects. The remaining part of the CAP involves substantial risk information concerning the environment. The Company will perform its obligations under this portion of the CAP after the EPA issues guidance concerning the kinds of environmental information that it believes are reportable.

The risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the Company's plants, as is the case with other companies involved in the plastics PVC industry. There can be no assurance that additional costs and liabilities will not be incurred by the Company in the future. It is also possible that other developments, such as increasingly strict environmental, safety and health laws, regulations and enforcement policies thereunder and claims for damages to property or persons resulting from plant emissions or products, could result in additional costs and liabilities to the Company.

A number of foreign countries and domestic local communities have enacted, or have under consideration, laws and regulations relating to the use and disposal of plastic materials. Widespread adoption of such laws and regulations, or public perception, may have an adverse impact on plastic materials. Although many of the Company's major markets are in durable, longer-life applications which could reduce the impact of any such environmental regulation, there is no assurance that possible future legislation or regulation would not have an adverse effect on the Company's business

The Company does not believe that there are any new laws which will have a material impact on the industry or the Company's capital expenditures, cash flow or liquidity.

The Company conducts a comprehensive occupational safety and health program. Industry data shows that the Company's safety record is among the best in the chemical industry.

Additional information about the Company's environmental liabilities, related expenditures and accruals is included in the 2000 Annual Report to Shareholders in "Management's Discussion and Analysis" under the caption "Environmental Matters" and in Note N to the Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:
The foregoing "Description of the Business" section contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 34 of the 2000 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

PERFORMANCE PLASTICS FACILITIES:

Vinyl Compounding          Specialty Dispersion Resin         Plastisol Formulators     Engineered Films
-----------------          --------------------------         ---------------------     ----------------
Avon Lake, Ohio            Henry, Illinois                    Bolton, England           Burlington, New Jersey
Burlington, New Jersey     Pedricktown, New Jersey            Kennesaw, Georgia         Lebanon, Pennsylvania
Farmington, New Jersey                                        Los Angeles, California   Winchester, Virginia
Long Beach, California                                        Melbourne, Australia      Yerington, Nevada
Louisville, Kentucky                                          North Baltimore, Ohio
Niagara Falls, Ontario,                                       St. Louis, Missouri
    Canada                                                    Sullivan, Missouri
Orangeville, Ontario,                                         Sussex, Wisconsin
    Canada                                                    Waukesha, Wisconsin
St. Remi de Naperville,                                       Widnes, England
   Quebec, Canada
Terre Haute, Indiana
Valleyfield, Quebec,
   Canada
Cartagena, Colombia
   (joint venture)
Melbourne, Australia
   (AVC joint venture)
Newton, Aycliffe, England
Singapore (joint venture)

Custom Formulated Colorants and Additives                                       Custom Compounding
-----------------------------------------                                       ------------------

Broadview Heights, Ohio                                                         Macedonia, Ohio
Glendale, Arizona                                                               Kingstree, South Carolina
Vonore, Tennessee                                                               Dyersburg, Tennessee
Suwanee, Georgia                                                                Bethlehem, Pennsylvania
Somerset, New Jersey                                                            Seabrook, Texas
Florence, Kentucky                                                              Houston, Texas
Gastonia, North Carolina                                                        Corona, California
Elk Grove Village, Illinois                                                     Gaggenau, Germany
St. Peters, Missouri                                                            Barbastro, Spain
Fort Worth, Texas                                                               Jurong, Singapore
Norwalk, Ohio                                                                   Saint Etienne, France
Bethlehem, Pennsylvania                                                         Suzhou, China
Clinton, Tennessee (joint venture)                                              Melle, Germany
Rancho Dominguez, California (joint venture)                                    Forli, Italy
Gainesville, Georgia (joint venture)                                            Civitanova, Italy
Toluca, Mexico                                                                  Lecco, Italy
Assesse, Belgium
Tossiat, France
Bendorf, Germany
Angered, Sweden
Saint Ouen (Paris) France
Manchester, England
Pudong (Shanghai), China
Glostrup, Denmark
Bankok, Thailand
Gyor, Hungary

RESIN AND INTERMEDIATES FACILITIES:
Oxy Vinyls joint venture - various locations in North America
Sunbelt joint venture - McIntosh, Alabama
AVC joint venture - various locations in Australia

ELASTOMERS AND ADDITIVES:
Burton, Ohio
Tillsonburg, Ontario, Canada
Jonesboro, Tennessee
DeForest, Wisconsin
Queretaro, Mexico
Chicago, Illinois
Kennedale, Texas
Kingstree, South Carolina
Dyersburg, Tennessee
Massillon, Ohio
Wynne, Arkansas


DISTRIBUTION:
Lemont, Illinois
Ayer, Massachusetts
Statesville, North Carolina
Mexico City, Mexico

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

In addition to the matters regarding the environment described above under the heading "Environmental, Health and Safety", there are various pending or threatened claims, lawsuits and administrative proceedings against the Company, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may be finally determined should not have a material effect on the Company's financial condition, operating results or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

None.


EXECUTIVE OFFICERS OF THE COMPANY.
----------------------------------
(INCLUDED PURSUANT TO INSTRUCTION 3 TO PARAGRAPH (B) OF ITEM 401 OF REGULATION S-K)

The following table lists information as of March 15, 2001 as to each executive officer of the Company, including his or her position with the Company as of that date and other positions held by him or her at least the past five years:

R. W. Avakian
-------------
Age:  49

Chief Technology Officer, September 1, 2000 to date. Vice President - M.A. Hanna Company Rubber Compounding division, December 1999 to August 31, 2000. Various technical and technical management positions in the U.S. and Europe while at GE Plastics April 1980 to November 1999.

B. Baert
--------
Age: 51

Vice President, International Operations, November 17, 2000 to date. General Manager, M.A. Hanna Color Europe, November 1998 to November 16, 2000. General Manager, Wilson Color Europe, July 1997 to November 1998. General Manager Wilson Color North Europe operations March 1996 to July 1997.

D. L. Belzile
-------------
Age:  44

Vice President - Specialty Resins and Formulators, September 1, 2000 to date. Vice President and General Manager - Specialty Resins and Formulators, The Geon Company, October 1999 to August 31, 2000. General Manager - Plastisol, The Geon Company, January 1998 to October 1999. Director - Plastisol Business, The Geon Company, May 1997 to January 1998. Senior Business Manager - Plastisol Resins, The Geon Company, January 1994 to May 1997.

D. A. Cocco
-----------
Age:  52

Chief Investor and Communications Officer, September 1, 2000 to date. Vice President - Corporate and Investor Affairs, The Geon Company, January 1998 to August 31, 2000. Director of Marketing, The Geon Company, April 1993 to December 1997.

D. J. Davie
-----------
Age: 45

Chief Human Resources Officer, September 1, 2000 to date. Vice President, Human Resources, The Geon Company, May 1998 to August 31, 2000. Principal and Founder, Human Asset Strategies, December 1995 to May 1998.

R. C. Kaminski, Sr.
-------------------
Age: 58

Chief Environment, Safety and Quality Officer, October 2000 to date. Director of Research, The Geon Company April 1998 to October 2000. Director of Compound Technology, The Geon Company, September 1997 to April 1998. Director of Manufacturing Processes, The Geon Company, January 1994 to August 1997.



D. L. Kickel
------------
Age:  51

Chief Sourcing Officer, September 2000 to date. Director of Sourcing and Supply Chain, The Geon Company June 1999 to September 2000. Director of Purchasing, The Geon Company April 1995 to June 1999.



D. J. Knechtges
---------------
Age:  59

Chief Development Officer, September 1, 2000 to date. Senior Vice President, Business Development and Corporate Technology, The Geon Company, October 1997 to August 31, 2000. Senior Vice President, Technology and Engineering, The Geon Company, August 1995 to October 1997.

V. L. Mitchell
--------------
Age:  41

Group Vice President, Plastic Compounds and Colors, September 1, 2000 to date. Vice President and General Manager, Compounds, The Geon Company, May 1997 to August 31, 2000. Business Director, Compounds, The Geon Company, November 1993 to May 1997.

J. E. Quinn
-----------
Age:  53

Group Vice President, Elastomers and Performance Additives, September 1, 2000 to date. President, M.A. Hanna Rubber Compounding, May 1998 to August 31, 2000. General Manager Doryl(R)Resins Business, General Electric Company 1991 to 1998.

D. D. Quester
-------------
Age:  48

Vice President, Engineered Films. September 1, 2000 to date. Director of Manufacturing and Operational Business Development, The Geon Company, May 1999 to August 31, 2000. Director - Manufacturing of PVC Resins, The Geon Company, June 1997 to May 1999. Director - International Business Development, The Geon Company, June 1995 to May 1999.



M. L. Rademacher
----------------
Age:  50

Group Vice President, Distribution, September 1, 2000 to date. Senior Vice President - Plastics Americas, M.A. Hanna Company, January 6, 2000 to August 31, 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company, 1998 to January 6, 2000. Vice President of Distribution Services of Ashland Chemical, 1995 to 1998.

G. L. Rutman
------------
Age:     58

Chief Legal Officer, September 1, 2000 to date. Vice President, General Counsel, Secretary and Assistant Treasurer, The Geon Company, 1993 to August 31, 2000.

K. M. Smith
-----------
Age:  46

Chief Information Officer, September 1, 2000 to date. Chief Information Officer and Vice President, Information Systems, The Geon Company, August 1997 to August 1999. Director of Information Systems, The Geon Company, 1993 to 1997.

T. A. Waltermire
----------------
Age:  51

Chairman of the Board, President and Chief Executive Officer, September 1, 2000 to date. Chairman, The Geon Company, August 1999 to August 31, 2000, and Chief Executive Officer, May 1999 to August 31, 2000. President, The Geon Company, February 1998 to May 1999 and Executive Vice President and Chief Operating Officer, May 1997 to February 1998. Vice President and Chief Financial Officer, The Geon Company, 1993 to May 1997.

W. D. Wilson
------------
Age:  47

Chief Financial Officer, September 1, 2000 to date. Vice President and Chief Financial Officer, The Geon Company, May 1997 to August 31, 2000. Director of Business Management - Resins, The Geon Company, 1995 to May 1997.


PART  II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------  ----------------------------------------------------------------------

The Company's common stock, $.01 par value per share, is reported on the New York Stock Exchange. The information required under this item appears in the table on page 35 of the Company's 2000 Annual Report to Shareholders under the caption "Quarterly Data (Unaudited)" and is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

The information required by this item appears on page 36 of the Company's 2000 Annual Report to Shareholders under the caption "Selected Financial Data" and is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

The information required by this item appears under the caption "Management's Analysis" on pages 8 through 12, 14 and 16 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by this reference. This report contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 34 of the Company's 2000 Annual Report to Shareholders under the caption "Cautionary Note on Forward-Looking Statements" and such factors are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK.
-------- -----------------------------------------------------------

The information required by this item is included under the captions "Concentration of Credit Risk" on page 19, "Derivative Financial Instruments" on page 20, "Financial Instruments" on page 33 through 34 and "Market Risk Disclosures" on page 14 of the Annual Report to Shareholders, and is incorporated herein by this reference. Such information contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements based on a variety of factors which are discussed on page 34 of the 2000 Annual Report to Shareholders under the caption "Cautionary Note on Forward-Looking Statements" and such factors are incorporated herein this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

The information required by this item appears on page 13, 15 and 17 through 37 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

None.


PART  III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

The information regarding the Directors of the Company is incorporated by reference to the information contained in the Proxy Statement filed on March 28, 2001 with respect to the 2001 Annual Meeting of Shareholders. Information concerning executive officers of the Company is contained in Part I of this Report under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

The information regarding executive compensation is incorporated by reference to the information contained in the Proxy Statement filed on March 28, 2001 with respect to the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the Proxy Statement filed on March 28, 2001 with respect to the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

The information regarding certain relationships and related transactions is incorporated by reference to the information contained in the Proxy Statement filed on March 28, 2001 with respect to the 2001 Annual Meeting of Shareholders.

PART  IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------- ----------------------------------------------------------------

         (a)(1) and (2) and (d) - The response to these portions of Item 14 are submitted as a separate section of this Report beginning on page F-1 of this Report.

         (a)(3) and (c) - An index of Exhibits filed as part of this Report is located beginning on page I-1 of this report.

         (b)  Reports on Form 8-K filed in the Fourth Quarter of 2000.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

                                    POLYONE CORPORATION

                                    By: /s/ Gregory L. Rutman
                                        ---------------------
                                            Gregory L. Rutman
                                            Chief Legal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 2001.

SIGNATURE                                                     TITLE
---------                                                     -----
/s/Thomas A. Waltermire                     Chairman of the Board, President, Chief Executive
---------------------------                 Officer and Director
/s/Thomas A. Waltermire                    (Principal Executive Officer)



/s/W. David Wilson                          Chief Financial Officer
---------------------------                 (Principal Financial Officer)
W. David Wilson



/s/Gregory P. Smith                         Controller
---------------------------                 (Principal Accounting Officer)
Gregory P. Smith



/s/James K. Baker                           Director
---------------------------
James K. Baker



/s/J. Douglas Campbell                      Director
---------------------------
J. Douglas Campbell

/s/Carol A. Cartwright                      Director
---------------------------
Carol A. Cartwright

/s/ Gale Duff-Bloom                         Director
---------------------------
Gale Duff-Bloom

/s/Wayne R. Embry                           Director
---------------------------
Wayne R. Embry

/s/ Robert A. Garda                         Director
---------------------------
Robert A. Garda

/s/Gordon D. Harnett                        Director
---------------------------
Gordon D. Harnett

/s/David H. Hoag                            Director
---------------------------
David H. Hoag

/s/ Marvin L. Mann                          Director
---------------------------
Marvin L. Mann

/s/D. Larry Moore                           Director
---------------------------
D. Larry Moore

/s/Farah M. Walters                         Director
---------------------------
Farah M. Walters

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 14(a)(1) AND (2) AND (d)

                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

                               POLYONE CORPORATION

                         ITEM 14(a)(1) AND (2) AND 14(d)
                         -------------------------------

                      POLYONE CORPORATION AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of PolyOne Corporation and Subsidiaries, included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2000, filed as Exhibit 13.1 to this Form 10-K are incorporated herein by reference in Item 8.

     Consolidated statements of income - Years ended December 31, 2000, 1999 and 1998.
     Consolidated balance sheets - December 31, 2000 and 1999.
     Consolidated statements of cash flows - Years ended December 31, 2000, 1999 and 1998.
     Consolidated statements of shareholders' equity - Years ended December 31, 2000, 1999 and 1998.
     Notes to consolidated financial statements - December 31, 2000.
     Quarterly data (unaudited) - Years ended December 31, 2000 and 1999.
     Report of Independent Auditors

The following financial statements of subsidiaries not consolidated and 50% or less owned persons filed as Exhibit 13.2 to this Form 10-K are incorporated by reference included in Item 14(d):

     Consolidated financial statements of OxyVinyls, LP and subsidiaries as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and for the period from April 30, 1999 through December 31, 1999.

The following consolidated financial statement schedule for the Registrant and its subsidiaries is included in Item 14(d):

     Schedule II           Page F-3         Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

SCHEDULE II

                      POLYONE CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in millions)

                                                                    Charged to
                                       Balance at     Charged to       Other
                                      Beginning of    Costs and      Accounts          Other          Other      Balance at
                                         Period        Expenses         (C)         Deductions      Addition     End of Period
                                      -------------- ------------- -------------- -------------- -------------- --------------
Year ended December 31, 2000
   Reserves for doubtful accounts        $  3.8         $ 5.0         $ ---         $ (5.6)   (A)    $  6.6 (E)    $  9.8
   Accrued liabilities for
   environmental matters                   44.1           2.2             .3          (2.3)   (B)      14.1 (E)      58.4

Year Ended December 31, 1999
  Reserves for doubtful accounts         $  4.5         $(1.3)        $ ---         $  (.8)   (A)    $  1.4 (D)    $  3.8
  Accrued liabilities for
  environmental matters                    45.9           1.7             .1          (6.4)   (B)       2.8 (D)      44.1

Year Ended December 31, 1998
  Reserves for doubtful accounts         $  3.9         $  .2         $  (.2)       $  (.1)   (A)    $  0.7 (D)    $  4.5
  Accrued liabilities for
  environmental matters                    51.0           2.4           (2.2)         (5.3)   (B)      ---           45.9


        Notes:
        (A) - Accounts charged off
        (B) - Represents cash payments during the year
        (C) - Translation adjustments
        (D) - Represents the additional reserves related to businesses acquired on the date of acquisition
        (E) - Represents the additional reserves related to consolidation on date of consolidation.

                               POLYONE CORPORATION
                                Index to Exhibits

Exhibit       Description                                                                                 Page
-------       -----------                                                                                 ----
3(i)          Articles of Incorporation                                                                   *

3(ii)         Regulations                                                                                 *

4.2           Indenture dated as of December 1, 1995 between the Company and
              NBD Bank, Trustee                                                                           (f)

4.3           Indenture dated November 9, 1996 between the Company and NBD
              Bank, as trustee, governing the Company's Medium Term Notes                                 (d)

4.4           Indenture dated September 15, 1991 between the Company and
              Ameritrust Company, National Association, Trustee related to the
              Company's $150,000,000 aggregate amount of 9.375% Senior Notes
              due 2003                                                                                    (c)

4.5           Associates Ownership Trust Agreement dated September 12, 1991
              between the Company and Wachovia Bank of North Carolina                                     (b)

4.6           $200 million Five Year Credit Agreement dated October 30, 2000 between the Company, Citicorp USA and the other banks signatory thereto a copy of which will be provided to the Commission upon request.

4.7           $200 million 364 Day Credit Agreement dated October 30, 2000 between the Company, Citicorp USA and the other banks signatory thereto a copy of which will be provided to the Commission upon request.

10.1          1988 Long-Term Incentive Plan as amended and restated (1)                                   (a)

10.2          Incentive Stock Plan, as amended and restated through
              August 31, 2000 (1)                                                                         *

10.3          1995 Incentive Stock Plan, as amended and restated through
              August 31, 2000 (1)                                                                         *

10.4          1998 Interim Stock Award Incentive Plan, as amended and restated
              through August 31, 2000 (1)                                                                 *

10.5          1999 Incentive Stock Plan, as amended and restated                                          *
              through August 31,2000 (1)

10.6          2000 Stock Incentive Plan (1)                                                               (j)

10.7          Benefit Restoration Plan (Section 415) (1)                                                  (f)

10.8          Benefit Restoration Plan (Section 401(a)(17))(1)                                            (f)

Exhibit       Description                                                                                 Page
-------       -----------                                                                                 ----

10.9          Senior Executive PolyOne Annual Incentive Plan (1)                                          *

10.10         Non-Employee Directors Deferred Compensation Plan effective
              December 9, 1993, as amended (1)

10.11         Form of Management Continuity Agreement (1)                                                 *

10.12         U.S. $85 million Third Amended and Restated Trade Receivables
              Purchase and Sale Agreement among the Company, CIESCO, L.P.,
              Corporate Receivables Corporation and Citicorp N.A., Inc. as
              Agent, dated July 31, 1997                                                                  (g)

10.14         Amended and Restated Instrument Guaranty dated as of
              December 19, 1996                                                                           (f)

10.15         Amended and Restated Plant Services Agreement between the Company
              and The B.F. Goodrich Company                                                               (f)

10.16         Amended and Restated Assumption of Liabilities and indemnification
              Agreement dated March 1, 1993 and amended and restated
              April 27, 1993                                                                              (f)

10.17         Partnership Agreement, by and between 1997 Chloralkali Venture Inc.
              and Olin Sunbelt, Inc.                                                                      (e)

10.17a        Amendment to aforesaid Partnership Agreement (Addition of  Section
              5.03 of Article 5)                                                                          (g)

10.17b        Amendment to aforesaid Partnership Agreement (Addition of
              Section 1.12)                                                                               (g)

10.18         Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali
              Partnership and the Company                                                                 (e)

10.19         Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the
              other hand                                                                                  (e)

10.20         Guarantee by the Company of the Series G Sunbelt Chlor Alkali
              Partnership Guaranteed Secured Senior Notes Due 2017, dated
              December 22, 1997                                                                           (g)

10.21         Master Transaction Agreement dated December 22, 1998 between The
              Geon Company and Occidental Chemical Company                                                (h)

10.22         Limited Partnership Agreement of Oxy Vinyls, LP                                             (i)

10.23         Asset Contributions Agreement - PVC Partnership (Geon)                                      (i)

Exhibit       Description                                                                                 Page
-------       -----------                                                                                 ----

10.24         Parent Agreement (Oxy Vinyls, LP)                                                           (i)

10.25         Parent Agreement (PVC Powder Blends, LP) and Business Opportunity
              Agreement                                                                                   (i)

13.1          Annual Report to Shareholders for the Year Ended December 31, 2000

13.2          Audited Financial Statements of Oxy Vinyls, LP

21            Subsidiaries

23.1          Consent of Independent Auditors - Ernst & Young LLP

23.2          Consent of Independent Auditors - Arthur Andersen LLP

              *    Filed herewith.

              (1) Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

              (a) Incorporated by reference to the corresponding Exhibit filed with the M.A. Hanna Company's definitive proxy statement dated
                  March 23, 2000

              (b) Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company's Form 8-K dated September 12, 1991.

              (c) Incorporated by reference to the corresponding Exhibit filed with the M.A. Hanna Company's Form S-3 dated September 18,
                  1991.

              (d) Incorporated by reference to the corresponding Exhibit filed with the M.A. Hanna Company's Form S-3 dated June 12, 1996.

              (e) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 10-Q for the Quarter ended
                  September 30, 1996.

              (f) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 10-K for the Year ended December
                  31, 1996.

              (g) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 10-K for the Year ended December
                  31, 1997.

              (h) Incorporated by reference to the corresponding Exhibit filed with Special Meeting Proxy dated March 30, 1999.

              (i) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 8-K filed on May 13, 1999.

              (j) Incorporated by reference to the corresponding Exhibit filed with the Special Meeting Proxy dated July 31, 2000.