Form 10-Q
period 2001-03-31
POLYONE CORP
filed 2001-05-15
CIK 1122976

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     -------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2001.   COMMISSION FILE NUMBER 1-16091.

                               POLYONE CORPORATION
                               -------------------
             (Exact name of Registrant as specified in its charter)


                  Ohio                                                    34-1730488
     (State or other jurisdiction                                (I.R.S. Employer Identification No.)
of incorporation or organization)


 Suite 36-5000, 200 Public Square, Cleveland, Ohio                        44114-2304
     (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (216) 589-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No _
                                       --

As of April 30, 2001, there were 93,856,845 common shares outstanding. There is only one class of common shares.

Item I.
Part I. Financial Information.


                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                       2001            2000
                                                                                   -------------   -------------

   Sales                                                                           $      709.7    $      345.5

   Operating costs and expenses:
       Cost of sales                                                                      598.4           300.8
       Selling and administrative                                                          81.9            24.2
       Depreciation and amortization                                                       26.4             9.5
   Employee separation and plant phase-out                                                  8.9             -
   Merger and integration costs                                                             5.3             -
   (Income) loss from equity affiliates and minority interest                              12.1           (18.7)
                                                                                   -------------   -------------
   Operating income (loss)                                                                (23.3)           29.7

   Interest expense                                                                       (12.9)           (7.0)
   Interest income                                                                           .2              .5
   Other expense, net                                                                      (2.3)            (.6)
                                                                                   -------------   -------------
   Income (loss) before income taxes                                                      (38.3)           22.6

   Income tax (expense) benefit                                                            16.9            (8.8)
                                                                                   -------------   -------------

   Net income (loss)                                                               $      (21.4)   $       13.8
                                                                                   =============   =============

   Earnings (loss) per common share:
       Basic                                                                       $       (.24)   $        .29
       Diluted                                                                     $       (.24)   $        .29

   Weighted average shares used to compute earnings per share:
       Basic                                                                               89.7            47.0
       Diluted                                                                             90.1            48.4

   Dividends paid per share of common stock                                        $      .0625    $      .0625




                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                          March 31,         December 31,
           ASSETS                                                            2001               2000
                                                                       -----------------  -----------------
           Current assets:
            Cash and cash equivalents                                  $     32.1         $     37.9
            Trade accounts receivable, net                                  291.6              330.4
            Other receivables                                                 9.0               17.1
            Inventories                                                     319.1              337.1
            Deferred income tax assets                                       53.9               53.9
            Other current assets                                             16.5               20.1
                                                                       -----------------  -----------------
               Total current assets                                         722.2              796.5
           Property, net                                                    696.5              703.8
           Investment in equity affiliates                                  296.1              311.6
           Goodwill and other intangible assets, net                        527.9              540.3
           Other non-current assets                                         109.2              108.5
                                                                       -----------------  -----------------
               Total assets                                            $  2,351.9         $  2,460.7
                                                                       =================  =================

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
            Short-term bank debt                                       $    178.3         $    237.2
            Accounts payable                                                345.7              319.4
            Accrued expenses                                                149.4              175.7
            Current portion of long-term debt                                 2.0                2.6
                                                                       -----------------  -----------------
               Total current liabilities                                    675.4              734.9
           Long-term debt                                                   439.7              442.4
           Deferred income tax liabilities                                  123.0              132.8
           Post-retirement benefits other than pensions                     129.8              129.9
           Other non-current liabilities, including pensions                179.4              179.1
           Minority interest in consolidated subsidiaries                    13.3               14.0
                                                                       -----------------  -----------------
               Total liabilities                                          1,560.6            1,633.1
           Shareholders' equity:
            Preferred stock, 40.0 shares authorized, no shares issued
            Common stock, $.01 par, 400.0 shares authorized, 122.2 shares
                issued at March 31, 2001 and December 31, 2000                1.2                1.2
            Other shareholders' equity                                      790.1              826.4
                                                                       -----------------  -----------------
               Total shareholders' equity                                   791.3              827.6
                                                                       -----------------  -----------------
               Total liabilities and shareholders' equity              $  2,351.9         $  2,460.7
                                                                       =================  =================

               See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                  2001              2000
                                                                               -----------       ------------
     OPERATING ACTIVITIES
         Net income (loss)                                                       $   (21.4)        $    13.8
         Adjustments to reconcile net income (loss) to net
           cash provided (used) by operating activities:
             Employee separation and plant phase-out                                   8.9                 -
             Depreciation and amortization                                            26.4               9.5
             Companies carried at equity:
                (Income) loss                                                         12.1             (18.7)
                Dividends received                                                     1.0               8.2
             Provision (benefit) for deferred income taxes                            (9.1)              8.5
             Change in assets and liabilities:
                Operating working capital:
                     Accounts receivable                                              40.7             (36.6)
                     Inventories                                                      14.2              (1.4)
                     Accounts payable                                                 30.6              (7.8)
                 Accrued expenses and other                                          (25.1)            (13.3)
                                                                               -----------       ------------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 78.3             (37.8)

     INVESTING ACTIVITIES
         Capital expenditures                                                        (19.3)             (6.3)
         Return of cash from equity affiliates                                         2.2               1.8
         Other                                                                        (3.1)                -
                                                                               -----------       ------------
     NET CASH PROVIDED (USED) BY OPERATING AND INVESTING ACTIVITIES                   58.1             (42.3)

     FINANCING ACTIVITIES
         Change in short-term debt                                                   (59.4)             34.1
         Change in long-term debt                                                      1.9                 -
         Net proceeds from issuance of common stock                                    -                 0.5
         Dividends                                                                    (5.6)             (3.1)
                                                                               -----------       ------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                (63.1)             31.5

     Effect of exchange rate changes on cash                                          (0.8)              -
                                                                               -----------       ------------

     DECREASE IN CASH AND CASH EQUIVALENTS                                            (5.8)            (10.8)

     Cash and cash equivalents at beginning of year                                   37.9              51.2
                                                                               -----------       ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    32.1         $    40.4
                                                                               ===========       ============




               See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

                     POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   (Dollars in Millions, Shares in Thousands)


                                                    COMMON
                                                    SHARES                          ADDITIONAL               COMMON
                                         COMMON     HOLD IN               COMMON     PAID IN    RETAINED    SHARES HELD
                                         SHARES    TREASURY    TOTAL      SHARES     CAPITAL    EARNINGS    IN TREASURY
                                      -----------------------------------------------------------------------------------

BALANCE JANUARY 1, 2000                   27,975     4,245     $334.7      $ 2.8     $ 297.3    $168.3      $ (104.5)
Non-owner equity changes:
   Net income                                                    13.8                             13.8
   Translation adjustment                                        (0.6)
                                                           -----------
Total non-owner equity changes                                   13.2
Stock-based compensation and
   exercise of options                                (118)       1.0                   (2.2)                    3.1
Cash dividends                                                   (3.1)                            (3.1)
                                      -----------------------------------------------------------------------------------
BALANCE MARCH 31, 2000                    27,975     4,127     $345.8      $ 2.8     $ 295.1    $179.0      $ (101.4)
                                      ===================================================================================

BALANCE JANUARY 1, 2001                  122,192    28,315     $827.6      $ 1.2   $ 1,057.6    $169.3      $ (321.9)
Non-owner equity changes:
   Net loss                                                     (21.4)                           (21.4)
   Translation adjustment                                       (10.4)
                                                           -----------
Total non-owner equity changes                                  (31.8)
Stock-based compensation and
   benefits and exercise of options                     16        1.1
Adjustment to market value                                          -                   12.4
Cash dividends                                                   (5.6)                            (5.6)
                                      -----------------------------------------------------------------------------------
BALANCE MARCH 31, 2001                   122,192    28,331     $791.3      $ 1.2   $ 1,070.0    $142.3      $ (321.9)
                                      ===================================================================================




                                                    ACCUMULATED
                                            SHARE    OTHER NON-
                                          OWNERSHIP OWNER EQUITY
                                            TRUSTS    CHANGES
                                      -------------------------

BALANCE JANUARY 1, 2000                    $ -         $ (29.2)
Non-owner equity changes:
   Net income
   Translation adjustment                                 (0.6)

Total non-owner equity changes
Stock-based compensation and
   exercise of options                                     0.1
Cash dividends
                                      -------------------------
BALANCE MARCH 31, 2000                     $ -         $ (29.7)
                                      =========================

BALANCE JANUARY 1, 2001                $ (25.5)        $ (53.1)
Non-owner equity changes:
   Net loss
   Translation adjustment                                (10.4)

Total non-owner equity changes
Stock-based compensation and
   benefits and exercise of options        4.5            (3.4)
Adjustment to market value               (12.4)
Cash dividends
                                      -------------------------
BALANCE MARCH 31, 2001                 $ (33.4)        $ (66.9)
                                      =========================


               See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    ---------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

PolyOne Corporation (PolyOne or Company) was formed on August 31, 2000, from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). The PolyOne consolidation has been accounted for as a purchase business combination, with Geon as the acquiring enterprise. Accordingly, the Company's condensed consolidated statements of operations under generally accepted accounting principles for the three-months ended March 31, 2000 reflect only the operating results of Geon prior to the consolidation. A preliminary assessment of the fair value of the tangible and intangible assets and liabilities of the former Hanna business has been reflected in both the reported and pro forma operating results. The purchase price allocation reflected might be adjusted as estimated fair values of assets acquired and liabilities assumed are finalized. For the three-months ended March 31, 2001, there were no material adjustments made to the purchase price allocation. In connection with the consolidation, each outstanding share of Geon common stock was converted into two shares of PolyOne and each outstanding share of Hanna common stock was converted into one share of PolyOne. All per share data for all periods has been restated to reflect the effects of the conversion.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2001.

NOTE B - ACCOUNTING PRONOUNCEMENTS
----------------------------------

Effective January 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. Due to the short-term nature of the Company's forward exchange contracts at March 31, 2001, the derivatives were marked to market through the income statement consistent with the Company's current accounting policy for these contracts. Accordingly, the adoption of SFAS 133 had no impact on the Company's results of operations or financial position.

NOTE C - INVENTORIES
--------------------

Components of inventories are as follows:

                                                                 March 31,           December 31,
           (Dollars in millions)                                   2001                  2000
                                                             ------------------    -----------------

           Finished products and in-process inventories         $    197.8            $    201.4
           Raw materials and supplies                                142.8                 159.8
                                                                ----------            ----------
                                                                     340.6                 361.2
           LIFO Reserve                                              (21.5)                (24.1)
                                                                ----------            ----------
           Total Inventories                                    $    319.1            $    337.1
                                                                ==========            ==========

NOTE D - INCOME TAXES
---------------------

The Company's reported effective tax rate was 44.1% and 38.9% for the three-months ended March 31, 2001 and 2000, respectively. The principle difference in the rate is due to non-deductible goodwill amortization resulting from purchase accounting.

NOTE F - INVESTMENT IN EQUITY AFFILIATE
---------------------------------------

The Company owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is the largest producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the three-months ended March 31, 2001 and 2000, and summarized balance sheet information as of March 31, 2001 and December 31, 2000.


                                                                               For the Three Months Ended
      (Dollars in millions)                                                            March 31,
                                                                               2001                 2000
                                                                          ----------------     ----------------
      Net sales                                                            $     439.6         $      493.7
      Operating income (loss)                                                    (44.8)                81.4

      Partnership income (loss) as reported by OxyVinyls                         (49.4)                79.4
      PolyOne's ownership of OxyVinyls                                            24%                  24%
                                                                          ----------------     ----------------
      PolyOne's proportionate share of OxyVinyls' earnings                       (11.9)                19.1
      Amortization of the difference between PolyOne's investment
           and its underlying share of OxyVinyls' equity                           0.2                  0.1
                                                                          ---------------- --- ----------------
      Earnings of equity affiliate recorded by PolyOne                     $     (11.7)        $       19.2
                                                                          ================     ================



      (Dollars in millions)                                                  March 31,          December 31,
                                                                               2001                 2000
                                                                          ----------------     ----------------
      Current assets                                                      $      410.8         $      338.1
      Non-current assets                                                         992.4              1,045.1
                                                                          ----------------     ----------------
         Total assets                                                          1,403.2              1,383.2

      Current liabilities                                                        201.3                238.2
      Non-current liabilities                                                    200.3                 93.9
                                                                          ----------------     ----------------
         Total liabilities                                                       401.6                332.1
                                                                          ----------------     ----------------

      Partnership capital                                                  $   1,001.7          $   1,051.1
                                                                          ================     ================


OxyVinyls loss during the first quarter of fiscal 2001 reported above includes a special, pre-tax charge of $4.4 million, all of which related to involuntary severance, outplacement costs and other employee related separation benefits. The Company's proportionate share of this special item was $1.0 million.

NOTE G - SHAREHOLDERS' EQUITY
-----------------------------

Effective May 2, 2001, the Board of Directors of the Company approved the termination of both the M.A. Hanna Associates Ownership Trust and The Geon Company Share Ownership Trust to simplify the administration of the Company's stock-based compensation plans. PolyOne shares remaining in the two trusts will be reacquired by the Company in accordance with the terms of the trusts and held in treasury. The termination of the two trusts does not have any impact on Company earnings or shareholders' equity.

During the first quarter of 2001, the Compensation Committee of PolyOne's Board of Directors authorized the issuance of 532,800 shares of restricted PolyOne stock to certain PolyOne executives. The restricted shares were valued at $7.22 per share and were issued from the Share Ownership Trust. Shares vest and restrictions lapse three years from the date of grant. Accordingly, the Company has recorded the grants as unearned compensation to be recognized as compensation expense over the three-year vesting period.

NOTE H - EARNINGS PER SHARE COMPUTATION
---------------------------------------

Weighted average shares outstanding are computed as follows:

(Shares in millions)                                          Three Months Ended
                                                                  March 31,
                                                           2001            2000
                                                      ---------------  --------------
Weighted average shares outstanding - Basic

   Average shares outstanding                                   90.1            47.8
   Less unearned portion of restricted stock
      awards included in outstanding shares                     (0.4)           (0.8)
                                                      ---------------  --------------
                                                                89.7            47.0
                                                      ===============  ==============

Weighted average shares outstanding - Diluted

   Average shares outstanding                                   90.1            47.8
   Plus dilutive impact of stock options and
      stock awards                                                 -             0.6
                                                      ---------------  --------------
                                                                90.1            48.4
                                                      ===============  ==============


Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income
(loss) available to common shareholders divided by weighted average diluted shares outstanding.

As disclosed in Note A above, the historical share amounts and related per share data have been restated to reflect the conversion of each outstanding share of Geon common stock into two common shares of PolyOne.

NOTE I - EMPLOYEE SEPARATION AND PLANT PHASE-OUT
------------------------------------------------

In March 2001, the Company announced its plan to eliminate 55 administrative and manufacturing positions at three sites within the engineered films operations. As a result, the Company recorded a special, pre-tax charge of $1.9 million, all of which related to involuntary severance and other employee related separation benefits. At March 31, 2001 the remaining accrual was $1.9 million representing future cash severance and benefit payments. The Company projects all positions to be eliminated by the end of the third quarter of 2001.

In January 2001, the Company announced its plan to close four plastic compounds and colors operating plants within the United States, transferring production to other Company manufacturing sites with available capacity and eliminating 65 positions. Related to this announcement, the Company has provided $1.7 million within purchase accounting in addition recording a special, pre-tax charge of $7.0 million. The charge to earnings included a $3.8 million non-cash write-off of manufacturing assets, involuntary employee separation benefits of $2.1 million, and anticipated plant phase-out costs of $1.1 million. At March 31, 2001 the Company has remaining reserves of $2.4 million representing future cash payments of employee separation and plant phase-out costs. As of April 30, 2001 two plants have been closed and 44 positions were eliminated. Remaining plant closures and eliminations are projected to occur prior to the end of the third quarter of 2001.

During 2000, the Company recorded employee separation and plant phase-out charges of $3.4 million ($0.6 million of which pertained to inventory write-offs and was recorded in cost of sales) relating to the closing of an engineered films plant in Massachusetts. The accrual for employee separation and plant phase-out costs was $2.1 million and $1.7 million for the periods ended December 31, 2000 and March 31, 2001, respectively. Cash payments made as a result of closing the plant in February 2001 totaled $0.4 million for the three-months ended March 31, 2001 and related to the elimination of 46 positions. Remaining eliminations are projected to occur prior to the end of the third quarter of 2001.

NOTE J - MERGER AND INTEGRATION COSTS
-------------------------------------

During the first quarter of fiscal 2001 the Company recorded $5.3 million for certain costs associated with the consolidation and integration of Geon and Hanna. The majority of this cost represents executive severance in connection with a change in control resulting from the consolidation.

NOTE K - FINANCING ARRANGEMENTS
-------------------------------

In the first quarter the Company's accounts receivable sale facility was increased $100 million to $200 million. As of March 31, 2001, $164 million of this facility was being utilized. During May 2001 the Company also obtained amendments to the October 2000 revolving credit agreements, which included a $100 million reduction in available borrowings from an aggregate $400 million to $300 million, effectively offsetting the increase in the receivable sale facility.

NOTE L - SEGMENT INFORMATION
----------------------------

The Company operates primarily in four business segments: the Performance Plastics segment, the Elastomers and Additives (E&A) segment, the Distribution segment, and the Resin and Intermediates (R&I) segment. Inter-segment sales are accounted for at prices generally approximating those for similar transactions with unaffiliated customers and the elimination of inter-segment sales revenue is included in the "Other" segment. Certain other corporate expenses and eliminations are included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the "Other" segment.


(Dollars in millions)                                       PERFORMANCE   ELASTOMERS &                 RESINS &
THREE MONTHS ENDED MARCH 31, 2001                 TOTAL       PLASTICS     ADDITIVES    DISTRIBUTION  INTERMEDIATES     OTHER
                                                  -----     ------------  ------------  ------------  -------------     ------

Net Sales                                          $ 709.7       $ 488.8      $ 109.7       $ 121.1           $ -       $ (9.9)

Operating income (loss)                              (23.3)         (1.9)         2.7           1.1         (15.4)        (9.8)
Employee separation and plant phase-out                9.9           8.9            -             -           1.0            -
   costs
Merger and integration costs                           5.3             -            -             -             -          5.3
                                             ----------------------------------------------------------------------------------
Operating income (loss) before employee
   separation and plant phase-out, and
   merger and integration costs                       (8.1)          7.0          2.7           1.1         (14.4)        (4.5)
Depreciation and amortization                         26.4          19.0          4.3           0.8             -          2.3
                                             ----------------------------------------------------------------------------------
Operating income (loss) before
   depreciation and amortization, employee
   separation and plant phase-out, and
   merger and integration costs                     $ 18.3        $ 26.0        $ 7.0         $ 1.9       $ (14.4)      $ (2.2)
                                             ==================================================================================
Total assets                                     $ 2,351.9     $ 1,563.5      $ 321.9       $ 175.6       $ 247.0       $ 43.9
Capital Expenditures                                $ 19.3         $ 6.0        $ 4.5         $ 0.3           $ -        $ 8.5



(Dollars in millions)                                       PERFORMANCE   ELASTOMERS &                 RESINS &
THREE MONTHS ENDED MARCH 31, 2000                 TOTAL       PLASTICS     ADDITIVES    DISTRIBUTION  INTERMEDIATES     OTHER
                                                  -----     ------------  ------------  ------------  -------------     ------

Net Sales                                          $ 345.5       $ 345.5          $ -           $ -           $ -          $ -

Operating income (loss)                               29.7          17.2            -             -          16.5         (4.0)
Depreciation and amortization                          9.5           9.5            -             -             -            -
                                             ----------------------------------------------------------------------------------

Operating income (loss) before
   depreciation and amortization                    $ 39.2        $ 26.7          $ -           $ -        $ 16.5       $ (4.0)
                                             ==================================================================================
Total assets                                     $ 1,196.9       $ 930.2          $ -           $ -       $ 269.7       $ (3.0)
Capital expenditures                                 $ 6.3         $ 6.3          $ -           $ -           $ -          $ -


NOTE M - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $55.2 million at March 31, 2001, represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $19.0 million. The Company's estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to the Company's environmental liabilities is included in Note N to the consolidated financial statements incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PolyOne Corporation (PolyOne or Company) was formed on August 31,
2000, from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). The PolyOne consolidation has been accounted for as a purchase business combination, with Geon as the acquiring enterprise. Accordingly, PolyOne's "Reported Results" under generally accepted accounting principles (GAAP) for the quarter ended March 31, 2000 reflect only the operating results of former Geon.

In the commentary that follows, "Pro Forma Operating Results" will also be provided because of the significant and pervasive impact of the consolidation on comparative data. The pro forma operating results assume that the consolidation of Geon and Hanna occurred prior to the periods presented. Further, the pro forma operating results assume that Hanna's sale of its Cadillac Plastic business in the second quarter of 2000 occurred prior to the periods presented.

A preliminary assessment of the fair value of the tangible and intangible assets and liabilities of the former Hanna business on August 31, 2000 has been reflected in both the 2001 reported results and pro forma operating results. The purchase price allocation reflected may be adjusted as estimated fair values of assets acquired and liabilities assumed are finalized. The pro forma operating results do not include future profit improvements and cost savings or associated costs, including restructuring costs expected to result from the integration of Geon and Hanna. The pro forma operating results are provided for illustrative purposes only, and may not necessarily indicate the operating results that would have occurred or future operating results of PolyOne.

Below is a summary of consolidated operating results showing both the "Reported Results" for the quarters ended March 31, 2001 and 2000 and the "Pro Forma Results" for the quarter ended March 31, 2000. Also summarized are the special items included in these periods.


                                                                                    Pro Forma
(Dollars in millions)                                   Reported Results             Results
                                                      2001            2000            2000
                                                  --------------  --------------  --------------
Net Sales                                               $ 709.7         $ 345.5         $ 825.2

Operating income (loss)                                   (23.3)           29.7            51.1
Operating income (loss) before special items               (8.1)           29.7            51.1
Operating income before special items,
   depreciation and amortization                           18.3            39.2            77.2

Net income (loss)                                         (21.4)           13.8            26.2
Special items (income) - after tax                          9.6               -               -
                                                  --------------  --------------  --------------
Net income (loss) before special items                  $ (11.8)         $ 13.8          $ 26.2
                                                  ==============  ==============  ==============

Earnings (loss) per share, diluted                      $ (0.24)         $ 0.29          $ 0.28
Per share effect of special items, increase             $  0.11          $    -          $    -


Senior management uses (1) operating income before special items and/or (2) operating income before special items and depreciation and amortization (similar to EBITDA, which is used by stock market analysts) to assess performance and allocate resources to business segments. Special items include gains and losses associated with specific strategic initiatives such as restructuring or consolidation of operations, gains or losses attributable to acquisitions or formation of joint ventures, and certain other one-time items. In addition, the Company's management uses net income before special items as a measure of the Company's overall earnings performance. Operating income before special items and net income before special items are non-GAAP measures and may not be comparable to financial performance measures presented by other companies.


                                                                                    Pro Forma
(Dollars in millions)                                   Reported Results             Results
                                                      2001            2000            2000
                                                  --------------  --------------  --------------
Net income (loss) - as reported                         $ (21.4)         $ 13.8          $ 26.2

SPECIAL ITEMS:
--------------
Employee separation and plant phase-out cost               (8.9)              -               -
OxyVinyls employee separation cost                         (1.0)              -               -
Merger and integration cost                                (5.3)              -               -
                                                  --------------  --------------  --------------
   Subtotal - operating income                          $ (15.2)         $    -          $    -
Investment write-down                                      (0.6)              -               -
                                                  --------------  --------------  --------------
   Special items - pre-tax                                (15.8)              -               -

   Special items - after-tax                               (9.6)              -               -
                                                  --------------  --------------  --------------
Net income (loss) excluding special items               $ (11.8)         $ 13.8          $ 26.2
                                                  ==============  ==============  ==============


REPORTED RESULTS
----------------

Total first quarter 2001 sales were $709.7 million or $364.2 million higher than first quarter 2000. The consolidation of Geon and Hanna in the third quarter of fiscal 2000 contributed $422.1 million in sales for the three-months ended March 31, 2001.

The operating loss for the first quarter of 2001 was $23.3 million versus $29.7 million operating income in the first quarter of 2000. Operating income before special items, depreciation and amortization (OIBSIDA) was $18.3 million in the first quarter of 2001 and $20.9 million below the first quarter of 2000. The lower first quarter 2001 OIBSIDA was driven by lower Resin & Intermediates OIBSIDA which was down $30.9 million from the first quarter 2000.

The net loss in the first quarter of 2001 was $21.4 million, or a loss of $11.8 million before special items as compared to income, before special items of $13.8 million in the first quarter of 2000.

PRO FORMA RESULTS
-----------------

Total sales of $709.7 million in the first quarter were 14% below the pro forma first quarter of 2000, reflecting weak volume across all business segments as compared to first quarter 2000.

The operating loss before special items in the first quarter of 2001 was $8.1 million versus pro forma first quarter 2000 income of $51.1 million on a comparable basis. OIBSIDA was $18.3 million and $77.2 million for first quarter 2001 and first quarter pro forma 2000, respectively. The decrease in first quarter 2001 OIBSIDA is due primarily to declines in volume and decreases in earnings from the Resin and Intermediates segment ($30.9 million) and partially offset by implemented earnings improvement and cost reduction initiatives.

Net loss in the first quarter of 2001 was $21.4 million and $11.8 million before special items. The 2001 first quarter net loss before special items was $38.0 million worse than 2000 pro forma first quarter.

BUSINESS SEGMENT INFORMATION
----------------------------

Below is a summary of business segment information showing both the "Reported Results" for the quarters ended March 31, 2001 and 2000 and the "Pro Forma Results" for the quarter ended March 31, 2000.


                                                                                       Pro Forma
(Dollars in millions)                                       Reported Results            Results
                                                          2001            2000            2000
                                                      -------------   -------------   -------------
Sales:
  Performance Plastics                                     $ 488.8         $ 345.5         $ 568.0
  Elastomers & Additives                                     109.7               -           132.9
  Distribution                                               121.1               -           128.9
  Resin & Intermediates                                          -               -               -
  Other                                                       (9.9)                           (4.6)
                                                      -------------   -------------   -------------
Total sales                                                $ 709.7         $ 345.5         $ 825.2
                                                      =============   =============   =============

Operating income before special items,
   depreciation and amortization:
  Performance Plastics                                      $ 26.0          $ 26.7          $ 46.3
  Elastomers & Additives                                       7.0               -            14.0
  Distribution                                                 1.9               -             3.8
  Resin & Intermediates                                      (14.4)           16.5            16.5
  Other                                                       (2.2)           (4.0)           (3.4)
                                                      -------------   -------------   -------------
Total operating income before special items,
     depreciation and amortization:                         $ 18.3          $ 39.2          $ 77.2
                                                      =============   =============   =============

Operating income (loss) before special items
  Performance Plastics                                       $ 7.0          $ 17.2          $ 25.6
  Elastomers & Additives                                       2.7               -             9.4
  Distribution                                                 1.1               -             3.0
  Resin & Intermediates                                      (14.4)           16.5            16.5
  Other                                                       (4.5)           (4.0)           (3.4)
                                                      -------------   -------------   -------------
Total operating income (loss) before special items          $ (8.1)         $ 29.7          $ 51.1
                                                      =============   =============   =============



BUSINESS SEGMENT OPERATING RESULTS
----------------------------------

PERFORMANCE PLASTICS had first quarter 2001 sales of $488.8 million, which were 14% below the pro forma first quarter 2000. A breakdown of the 2001 first quarter segment sales, by primary product group, is as follows:



                                                                    % Change
                                                                     in 2001
                                                      % of          Sales vs.
                                                      Sales           2000
                                                  --------------  --------------
Vinyl compounds                                        37%             (19.5)%
Engineered materials                                   19%              (1.6)%
Color and additives                                    22%             (15.2)%
Specialty resins and formulators                       13%              (9.1)%
Engineered films                                        9%             (16.4)%
                                                  --------------  ------------
   Total                                              100%             (14.0)%
                                                  ==============  ============


International sales comprised 21% of the segment and increased in the first quarter of 2001 by 4% over first quarter 2000. European demand remained relatively strong across most markets in the first quarter of 2001 but weakened in

Asia due to lower export sales and a slowdown in the electronics industry.
The total Performance Plastics segment's lower first quarter 2001 sales versus a year ago on a pro forma basis was driven primarily by lower U.S. auto production of approximately 20% and lower demand in domestic construction related markets impacted by reductions in inventory levels throughout the commercial supply chain. During the quarter, demand for pipe and fittings products improved as compared to the depressed levels in the second half of 2000, but remained at a level below first quarter 2000.

OIBSIDA was $26.0 million in the first quarter of 2001, $20.3 million below the pro forma first quarter of 2000. Compared to the first quarter of 2000, the decrease in first quarter 2001 earnings was primarily sales demand driven.

ELASTOMERS & ADDITIVES sales were $109.7 million in the first quarter of 2001, 17% below the first quarter of 2000 on a pro forma basis. The first quarter 2001 sales shortfall from the same quarter a year ago was primarily driven by reduced domestic automotive production.

OIBSIDA in the first quarter of 2001 was $7.0 million compared to $14.0 million in the pro forma first quarter of 2000. The decline in comparable first quarter earnings is primarily attributable to lower sales demand.

DISTRIBUTION sales in the first quarter of 2001 were $121.1 million, 6% below the pro forma first quarter of 2000. The operations in Mexico, which represent 10% of the segment sales, recorded growth over the first quarter of 2000 by 24%.

OIBSIDA in the first quarter of 2001 was $1.9 million, $1.9 million below the pro forma first quarter of 2000 driven by lower sales volumes. In the first quarter of 2001, some duplicate staffing cost was incurred as customer service transitioned to a regional structure in April 2001.

RESIN & INTERMEDIATES (R&I) operating loss before special items, consisting of equity income from joint ventures, allocated overhead support cost and cost associated with past operations was $14.4 million for the first quarter of 2001. The 2001 first quarter operating loss was $30.9 million lower than the pro forma first quarter of 2000 earnings. The primary reason for the significant decrease from the prior quarter is the earnings from the Company's 24% investment in OxyVinyls. PolyOne's equity earnings from OxyVinyls in the first quarter of 2001 and pro forma first quarter of 2000 was a loss of $10.7 million (before special charge) and income of $19.2 million, respectively.

Domestic PVC resin industry demand continued to be weak as effective capacity utilization approximated 81% in first quarter 2001 compared to 93% in the first quarter of 2000. The domestic PVC resin industry realized a maximum of 3(cent) per pound price increase in the first quarter of 2001. Despite this increase, PVC resin industry spreads (selling prices of PVC resin less the cost of ethylene and chlorine) averaged approximately $.14 per pound, $.025 per pound below the first three months of 2000. Continued high natural gas cost reduced PolyOne's first quarter 2001 equity earnings by $10.8 million compared to the first quarter of 2000. Higher caustic soda pricing contributed positively to earnings.

OTHER consists primarily of corporate governance costs that are not allocated to business segments. These unallocated costs before special items were $4.5 million in the first quarter of 2001.

CAPITAL RESOURCES AND LIQUIDITY

For the first quarter of 2001, the Company generated $58.1 million of cash from operating and investing activities. Operating activities contributed $78.3 million of cash driven by an $85.5 million reduction in operating working capital. The reduction in operating working capital was comprised of a $64 million increase in the sale of accounts receivable plus a $21.5 million reduction through management initiatives despite March 2001 sales exceeding December 2000 sales by approximately $50 million. Approximately 45% of the capital expenditures in the first quarter 2001 were in support of two key information technology initiatives: projectOne (common SAP system platform) and Smart$ource (leveraging indirect or non-material purchases with ARIBA software).

In the first quarter the Company's accounts receivable sale facility was increased $100 million to $200 million. As of March 31, 2001 $164 million of this facility was being utilized. During May 2001 the Company obtained amendments to the October 2000 revolving credit agreements, which included a $100 million reduction in available borrowings from an aggregate $400 million to $300 million, effectively offsetting the increase in the receivable sale facility.

Capital expenditures for 2001 are projected to be between $70 million and $80 million, depending upon the outlook of second half 2001 earnings and cash flows. Regardless, management intends to fund key strategic initiatives, such as projectOne, reconfiguring the manufacturing assets of the former M.A. Hanna Company and The Geon Company and Smart$ource.

Cash used by financing activities during the first three months of 2001 reflect repayments of short-term debt and payment of dividends.

For the foreseeable future, the Company believes it will have sufficient funds from operations and existing credit facilities and other available permitted borrowings to support dividends, debt service requirements, and normal capital and operating expenditures.

ENVIRONMENTAL MATTERS

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

The Company has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party in connection with several environmental sites. The Company has accrued $55.2 million to cover future environmental remediation expenditures, and does not believe any of the matters either individually or in the aggregate will have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents the Company's best estimate for the remaining remediation costs, based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives taken at these sites, it is possible that the ultimate costs to be incurred could be more or less than the accrual at March 31, 2001, by as much as $19.0 million or $15.0 million, respectively. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements."

Additional information related to the Company's environmental liabilities is included in Note N to the consolidated financial statements incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains statements concerning trends and other forward-looking information affecting or relating to PolyOne Corporation and its industries that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements for a variety of factors including, but not limited to: (1) the risk that the former Geon and Hanna businesses will not be integrated successfully; (2) an inability to achieve or delays in achieving savings related to the consolidation and restructuring programs; (3) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (4) costs related to the consolidation of Geon and Hanna; (5) the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses, and other political, economic and regulatory risks; (6) unanticipated changes in world, regional or U.S. plastic, rubber and PVC consumption growth rates affecting the Company's markets; (7) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM, chlor-alkali or other industries in which the Company participates; (8) fluctuations in raw material prices and supply, in particular, fluctuations outside the normal range of industry cycles; (9) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (10) unanticipated delay in realizing, or inability to realize, expected cost savings from acquisitions; (11) unanticipated costs or difficulties and delays related to the operation of the joint venture entities;
(12) lack of day-to-day operating control, including procurement of raw material feedstocks, of the OxyVinyls partnership; (13) lack of direct control over the reliability of delivery and quality of the primary raw materials utilized in the Company's products; and (14) partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and the Company's management of the exposure is included in "Management's Analysis - Consolidated Balance Sheets" in the 2000 Annual Report under the caption "Market Risk Disclosures" incorporated by reference from the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION:
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a)   Reports on Form 8-K from January 1, 2001 through March 31, 2001:
              - Form 8-K filed on January 30, 2001 announcing closure of four plants in the United States.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001                       POLYONE CORPORATION





                                   /s/ W. D. Wilson
                                   ----------------
                                   W. D. Wilson
                                   Vice President and Chief Financial Officer
                                   (Authorized Officer and Principal
                                   Financial Officer)







                                   /s/ G. P. Smith
                                   ---------------
                                   G. P. Smith
                                   Corporate Controller and Assistant Treasurer
                                   (Principal Accounting Officer)