Form 10-K/A
period 2000-12-31
POLYONE CORP
filed 2001-06-29
CIK 1122976

FORM 10-K/A
Exhibit 23.1(I)
Exhibit 23.1(II)
Exhibit 23.1(III)
Exhibit 23.3
Exhibit 99.1 11-K MA HANNA Cap. Accumulation Plan
Exhibit 99.2 11-K MA HANNA 401K Plan
Exhibit 99.3 11-K GEON Retirement Plan

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission file number 1-16091

POLYONE CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	34-1730488

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 36-5000, 200 Public Square, Cleveland, Ohio	44114-2304

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 589-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant as of March 15, 2001 was approximately $774.7 million. On such date, 93,900,057 of such common shares of the registrant were outstanding.

      This Amendment No. 1 is being filed pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended, and amends and supplements the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “Annual Report”) filed electronically on March 28, 2001, by PolyOne Corporation solely for the purpose of filing the financial statements required under Form 11-K for the Registrant’s designated stock purchase/savings plans.

ITEM 14(a) (3) List of Exhibits

Item 14(a)(3) is hereby amended by adding to the index of Exhibits filed as part of this Report the following:

23.3	Consent of Independent Auditors – PricewaterhouseCoopers LLP

99.1	Financial statements for the fiscal year ended December 31, 2000 for the M. A. Hanna Company Capital Accumulation Plan and Trust, filed herewith.

99.2	Financial statements for the fiscal year ended December 31, 2000 for the M.A. Hanna Company 401(k) and Retirement Plan and Trust, filed herewith.

99.3	Financial statements for the fiscal year ended December 31, 2000 for The Geon Retirement Savings Plan, filed herewith.

ITEM 14(c) — Exhibits

Item 14(c) is hereby amended by adding and filing as an addition to Exhibit 14(c)(23.1) the attached three Consents of Independent Auditors as Exhibits 23.1(i), 23.1(ii) and 23.1(iii).

Item 14(c) is hereby amended by adding and filing as Exhibit 23.3 the above listed Consent of Independent Auditors.

Item 14(c) is hereby amended by adding and filing as Exhibits 99.1 through 99.3 the above listed financial statements, for the year ended December 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

POLYONE CORPORATION (Registrant)

Dated: July 28, 2001	By:	/s/ Richard E. Hahn

Richard E. Hahn Assistant Secretary