Form 10-Q
period 2001-06-30
POLYONE CORP
filed 2001-08-14
CIK 1122976

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        --------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2001. COMMISSION FILE NUMBER 1-16091.


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

                                   Yes X  No
                                      ---   ---


As of August 7, 2001, there were 93,830,298 common shares outstanding. There is only one class of common shares.

Item I.
Part I. Financial Information.


                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                                 ---------------------------       ---------------------------
                                                                    2001             2000             2001             2000
                                                                 ----------       ----------       ----------       ----------
Sales                                                            $    695.4       $    361.2       $  1,405.1       $    706.7

Operating costs and expenses:
   Cost of sales                                                      578.8            316.5          1,177.2            617.3
   Selling and administrative                                          77.6             20.2            159.5             44.5
   Depreciation and amortization                                       25.9              9.4             52.3             18.9
Employee separation and plant phase-out                                 0.9              2.8              9.8              2.8
Merger and integration costs                                            0.5             --                5.8             --
(Income) loss from equity affiliates and minority interest             (5.1)           (18.1)             7.0            (36.9)
                                                                 ----------       ----------       ----------       ----------
Operating income (loss)                                                16.8             30.4             (6.5)            60.1

Interest expense                                                      (10.9)            (7.2)           (23.8)           (14.2)
Interest income                                                         1.2              0.4              1.4              0.9
Other expense, net                                                      1.4             (0.6)            (0.9)            (1.2)
                                                                 ----------       ----------       ----------       ----------
Income (loss) before income taxes                                       8.5             23.0            (29.8)            45.6

Income tax (expense) benefit                                           (6.0)            (8.2)            10.9            (17.0)
                                                                 ----------       ----------       ----------       ----------
Net income (loss)                                                $      2.5       $     14.8       $    (18.9)      $     28.6

                                                                 ==========       ==========       ==========       ==========


Earnings (loss) per share of common stock:
   Basic                                                         $      .03       $      .31       $     (.21)      $      .61
   Diluted                                                       $      .03       $      .31       $     (.21)      $      .60

Weighted average shares used to compute earnings per share:
   Basic                                                               89.8             47.0             89.8             47.0
   Diluted                                                             90.5             47.8             90.3             48.2

Dividends paid per share of common stock                         $    .0625       $    .0625       $     .125       $     .125


See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                             June 30,     December 31,
ASSETS                                                         2001          2000
                                                             --------     ------------
Current assets:
 Cash and cash equivalents                                   $   36.2      $   37.9
 Trade accounts receivable, net                                 198.9         330.4
 Other receivables                                               12.8          17.1
 Inventories                                                    271.5         337.1
 Deferred taxes                                                  53.9          53.9
 Other current assets                                            14.9          20.1
                                                             --------      --------
    Total current assets                                        588.2         796.5
Property, net                                                   674.1         703.8
Investment in equity affiliates                                 303.5         311.6
Goodwill and other intangible assets, net                       546.0         540.3
Other non-current assets                                        109.7         108.5
                                                             --------      --------
    Total assets                                             $2,221.5      $2,460.7
                                                             ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term bank debt                                        $   15.5      $  237.2
 Accounts payable                                               360.8         319.4
 Accrued expenses                                               162.2         175.7
 Current portion of long-term debt                                1.5           2.6
                                                             --------      --------
    Total current liabilities                                   540.0         734.9
Long-term debt                                                  439.1         442.4
Deferred income tax liabilities                                 122.3         132.8
Post-retirement benefits other than pensions                    129.4         129.9
Other non-current liabilities, including pensions               181.5         179.1
Minority interest in consolidated subsidiaries                   17.7          14.0
                                                             --------      --------
    Total liabilities                                         1,430.0       1,633.1
Shareholders' equity:
 Preferred stock, 40.0 shares authorized, no shares              --            --
  issued
 Common stock, $.01 par, 400.0 shares authorized, 122.2
  shares issued at June 30, 2001 and December 31, 2000            1.2           1.2
 Other shareholders' equity                                     790.3         826.4
                                                             --------      --------
    Total shareholders' equity                                  791.5         827.6
                                                             --------      --------
    Total liabilities and shareholders' equity               $2,221.5      $2,460.7
                                                             ========      ========


    See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                     Six Months Ended
                                                                          June 30,
                                                                    ---------------------
                                                                     2001          2000
                                                                    -------       -------
OPERATING ACTIVITIES
    Net income (loss)                                               $ (18.9)      $  28.6
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        Employee separation and plant phase-out                         9.8           2.8
        Depreciation and amortization                                  52.3          18.9
        Companies carried at equity:
           Equity (income) loss, net of minority interest               7.0         (36.9)
           Dividends received                                           1.0          19.7
        Provision (benefit) for deferred income taxes                  (4.0)         16.0
        Change in assets and liabilities:
            Operating working capital:
                Accounts receivable                                   128.3         (33.3)
                Inventories                                            61.3           3.7
                Accounts payable                                       46.4          (1.0)
            Accrued expenses and other                                (24.6)        (19.4)
                                                                    -------       -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      258.6          (0.9)

INVESTING ACTIVITIES
    Capital expenditures                                              (36.0)        (13.9)
    Return of cash from equity affiliates                               0.5           2.4
    Proceeds from sale of assets                                        2.8          --
    Other                                                               3.5          --
                                                                    -------       -------
NET CASH PROVIDED (USED) BY OPERATING AND INVESTING ACTIVITIES        229.4         (12.4)

FINANCING ACTIVITIES
    Change in short-term debt                                        (222.2)         13.0
    Change in long-term debt                                            3.1          --
    Net proceeds from issuance of common stock                         --             0.6
    Dividends                                                         (11.3)         (6.2)
                                                                    -------       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (230.4)          7.4

Effect of exchange rate changes on cash                                (0.7)          0.7
                                                                    -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS                                  (1.7)         (4.3)

Cash and cash equivalents at beginning of year                         37.9          51.2
                                                                    -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  36.2       $  46.9
                                                                    =======       =======




See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   (DOLLARS IN MILLIONS, SHARES IN THOUSANDS)


                                                                      COMMON
                                                                      SHARES
                                                COMMON               HELD IN                                  COMMON
                                                SHARES               TREASURY            TOTAL                STOCK
                                              ------------------------------------------------------------------------------

BALANCE JANUARY 1, 2000                         27,975                 4,245             $ 334.7            $       2.8
Non-owner equity changes:
   Net income                                                                               13.8
   Translation adjustment                                                                   (0.6)
                                                                                         -------
Total non-owner equity changes                                                              13.2
Stock based compensation and exercise of
options                                                                 (118)                1.0
Cash dividends                                                                              (3.1)
                                              ------------------------------------------------------------------------------
BALANCE MARCH 31, 2000                          27,975                 4,127               345.8                 2.8
Non-owner equity changes:
   Net income                                                                               14.8
   Translation adjustment                                                                   (3.0)
                                                                                         -------
Total non-owner equity changes                                                              11.8
Stock based compensation                             4                    25                (1.4)
Formation of share ownership trust (SOT)                                (500)                -
Options exercised and shares issued from SOT                                                 0.1
Adjustment to market value                                                                   -
Cash dividends                                                                              (3.1)
                                              ------------------------------------------------------------------------------
BALANCE JUNE 30, 2000                           27,979                 3,652             $ 353.2            $       2.8
                                              ==============================================================================


BALANCE JANUARY 1, 2001                        122,192                28,315             $ 827.6            $       1.2
Non-owner equity changes:
   Net loss                                                                                (21.4)
   Translation adjustment                                                                  (10.4)
                                                                                         -------
Total non-owner equity changes                                                             (31.8)
Stock-based compensation and benefits and
   exercise of options                                                    16                 1.1
Adjustment to market value                                                                   -
Cash dividends                                                                              (5.6)
                                              ------------------------------------------------------------------------------
BALANCE MARCH 31, 2001                         122,192                28,331               791.3                 1.2
Non-owner equity changes:
   Net income                                                                                2.5
   Translation adjustment                                                                    2.4
                                                                                         -------
Total non-owner equity changes                                                               4.9
Stock-based compensation and benefits and
   exercise of options                                                    12                 1.0
Adjustment to market value                                                                   -
Cash dividends                                                                              (5.7)
                                              ------------------------------------------------------------------------------
BALANCE JUNE 30, 2001                          122,192                28,343             $ 791.5            $       1.2
                                              ==============================================================================




                                                                                                                     ACCUMULATED
                                                                                    COMMON                           OTHER NON-
                                              ADDITIONAL                           STOCK HELD         SHARE            OWNER
                                               PAID-IN             RETAINED            IN          OWNERSHIP          EQUITY
                                               CAPITAL            EARNINGS          TREASURY         TRUST            CHANGES
                                           ----------------------------------------------------------------------------------------

BALANCE JANUARY 1, 2000                       $    297.3          $   168.3        $    (104.5)    $        -       $     (29.2)
Non-owner equity changes:
   Net income                                                         13.8
   Translation adjustment                                                                                                  (0.6)

Total non-owner equity changes
Stock based compensation and exercise of           (2.2)                                  3.1                               0.1
options
Cash dividends                                                        (3.1)
                                           ----------------------------------------------------------------------------------------
BALANCE MARCH 31, 2000                            295.1              179.0             (101.4)           -                (29.7)
Non-owner equity changes:
   Net income                                                         14.8
   Translation adjustment                                                                                                  (3.0)

Total non-owner equity changes
Stock based compensation                           (1.0)                                 (0.4)
Formation of share ownership trust (SOT)                                                 13.4          (13.4)
Options exercised and shares issued from SO         0.1
Adjustment to market value                         (4.3)                                                 4.3
Cash dividends                                                        (3.1)
                                           ----------------------------------------------------------------------------------------
BALANCE JUNE 30, 2000                         $    289.9          $   190.7        $      (88.4)   $      (9.1)     $        (32.7)
                                           ========================================================================================


BALANCE JANUARY 1, 2001                       $ 1,057.6           $   169.3        $    (321.9)    $    (25.5)      $        (53.1)
Non-owner equity changes:
   Net loss                                                          (21.4)
   Translation adjustment                                                                                                    (10.4)

Total non-owner equity changes
Stock-based compensation and benefits and
   exercise of options                                                                                   4.5                 (3.4)
Adjustment to market value                         12.4                                                (12.4)
Cash dividends                                                        (5.6)
                                           ----------------------------------------------------------------------------------------
BALANCE MARCH 31, 2001                          1,070.0              142.3             (321.9)         (33.4)               (66.9)
Non-owner equity changes:
   Net income                                                         2.5
   Translation adjustment                                                                                                     2.4

Total non-owner equity changes
Stock-based compensation and benefits and
   exercise of options                             (0.1)                                 (0.1)           1.0                  0.2
Adjustment to market value                          4.6                                                 (4.6)
Cash dividends                                                        (5.7)
                                           ----------------------------------------------------------------------------------------
BALANCE JUNE 30, 2001                         $  1,074.5          $  139.1        $    (322.0)    $    (37.0)       $        (64.3)
                                           ========================================================================================




    See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

PolyOne Corporation (PolyOne or Company) was formed on August 31, 2000, from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). The PolyOne consolidation has been accounted for as a purchase business combination, with Geon as the acquiring enterprise. Accordingly, the Company's condensed consolidated statements of operations under generally accepted accounting principles for the three months and the six months ended June 30, 2000 reflect only the operating results of Geon prior to the consolidation. A preliminary assessment of the fair value of the tangible and intangible assets and liabilities of the former Hanna business has been reflected in both the reported and pro forma operating results. The purchase price allocation reflected might be adjusted as estimated fair values of assets acquired and liabilities assumed are finalized. See Note K regarding a revision recorded in the second quarter of 2001. In connection with the consolidation, each outstanding share of Geon common stock was converted into two shares of PolyOne and each outstanding share of Hanna common stock was converted into one share of PolyOne. All per share data for all periods has been restated to reflect the effects of the conversion.

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

Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2001.

NOTE B - ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company will be January 1, 2002. The Company is currently evaluating the impact of SFAS 142.

Effective January 1, 2001 the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. Due to the short-term nature of the Company's forward exchange contracts at June 30, 2001, the derivatives were marked to market through the income statement consistent with the Company's current accounting policy for these contracts. Accordingly, the adoption of SFAS 133 had no impact on the Company's results of operations or financial position.

NOTE C - INVENTORIES

Components of inventories are as follows:

                                                                 June 30,            December 31,
           (Dollars in millions)                                   2001                  2000
                                                             ------------------    -----------------
           Finished products and in-process inventories         $    177.6            $    201.4
           Raw materials and supplies                                114.1                 159.8
                                                                ----------            ----------
                                                                     291.7                 361.2
           LIFO Reserve                                              (20.2)                (24.1)
                                                                ----------            ----------
           Total Inventories                                    $    271.5            $    337.1
                                                                ==========            ==========

NOTE D - INCOME TAXES

The 2001 effective income tax rate for the six months year-to-date was 36.6% versus 44.1% at the end of the first quarter 2001. The 2001 second quarter reduction is principally due to the effect of non-deductible goodwill and relative level to total earnings. The year-to-date effective tax rate resulted in the second quarter's tax provision including an adjustment of $2.9 million of additional income tax expense, which lowered the quarter's earnings.

NOTE E - INVESTMENT IN EQUITY AFFILIATE

The Company owns 24% of OxyVinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is the largest producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the six months ended June 30, 2001 and 2000, and summarized balance sheet information as of June 30, 2001 and December 31, 2000.

                                                                      For the Six Months Ended
      (Dollars in millions)                                                   June 30,
                                                                         2001          2000
                                                                       --------      --------
      Net sales                                                        $  886.3      $1,043.0
      Operating income (loss)                                             (22.7)        151.7

      Partnership income (loss) as reported by OxyVinyls                  (27.9)        148.3
      PolyOne's ownership of OxyVinyls                                       24%           24%
                                                                       --------      --------
      PolyOne's proportionate share of OxyVinyls' earnings                 (6.7)         35.6
      Amortization of the difference between PolyOne's investment
           and its underlying share of OxyVinyls' equity                    0.3           0.3
                                                                       --------      --------
      Earnings of equity affiliate recorded by PolyOne                 $   (6.4)     $   35.9
                                                                       ========      ========



      (Dollars in millions)                                            June 30,    December 31,
                                                                         2001          2000
                                                                       --------      --------
      Current assets                                                   $  404.7      $  338.1
      Non-current assets                                                  984.2       1,045.1
                                                                       --------      --------
         Total assets                                                   1,388.9       1,383.2

      Current liabilities                                                 185.0         238.2
      Non-current liabilities                                             180.7          93.9
                                                                       --------      --------
         Total liabilities                                                365.7         332.1
                                                                       --------      --------

      Partnership capital                                              $1,023.2      $1,051.1
                                                                       ========      ========

OxyVinyls' loss during the first half of fiscal 2001 reported above includes a first quarter special, pre-tax charge of $4.4 million, all of which related to involuntary severance, outplacement costs and other employee related separation benefits. The Company's proportionate share of this special item was $1.0 million.

NOTE F - SHAREHOLDERS' EQUITY

Effective May 2, 2001, the Board of Directors of the Company approved the termination of both the M.A. Hanna Associates Ownership Trust and The Geon Company Share Ownership Trust to simplify the administration of the Company's stock-based compensation plans. PolyOne shares remaining in the two trusts will be reacquired by the Company in accordance with the terms of the trusts and held in treasury. The termination of the two trusts does not have any impact on Company earnings, earnings per share or shareholders' equity.

During the first half of fiscal 2001, the Compensation Committee of PolyOne's Board of Directors authorized the issuance of 532,800 shares of restricted PolyOne stock to certain PolyOne executives. The restricted shares were valued at $7.22 per share and were issued from The Geon Company Share Ownership Trust. Shares vest and restrictions lapse three years from the date of grant. Accordingly, the Company has recorded the grants as unearned compensation to be recognized as compensation expense over the three-year vesting period.

NOTE G - EARNINGS PER SHARE COMPUTATION

Weighted average shares outstanding are computed as follows:

       (Shares in millions)                              Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                          2001         2000         2001         2000
                                                         ------       ------       ------       ------
      Weighted average shares outstanding - Basic
         Average shares outstanding                        90.4         48.6         90.3         48.0
          Unearned portion of shares held in Share
             Ownership Trust                               --           (1.0)        --           (0.4)
         Less unearned portion of restricted stock
            Awards included in outstanding shares          (0.6)        (0.6)        (0.5)        (0.6)
                                                         ------       ------       ------       ------
                                                           89.8         47.0         89.8         47.0
                                                         ======       ======       ======       ======
      Weighted average shares outstanding - Diluted
         Average shares outstanding                        90.4         48.6         90.3         48.0
         Unearned portion of shares held in Share
             Ownership Trust                               --           (0.8)         --          (0.4)
         Plus dilutive impact of stock options and
            stock awards                                    0.1         --            --           0.6
                                                         ------       ------       ------       ------
                                                           90.5         47.8         90.3         48.2
                                                         ======       ======       ======       ======

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

NOTE H - EMPLOYEE SEPARATION AND PLANT PHASE-OUT

In June 2001, the Company announced its plans to form four Centers of Manufacturing Excellence (CMEs), as the first step in its plan to modernize its North American Plastic Compounds and Colors (PCC) manufacturing network. Three engineered materials plants have been slated for closure, following the modernization and consolidation at the CME sites. Related to this announcement, the Company has provided $4.9 million within purchase accounting for cash employee separation and plant phase-out costs. An additional $6.8 million has been accrued for asset write-downs, primarily property and equipment, associated with the plant closings. Approximately 200 positions will be eliminated with the closings. At June 30, 2001, the remaining accrual was $4.9 million, representing future cash severance and plant phase-out costs. The Company projects the plants will be closed in the second half of 2002.

In June 2001, the Company also announced its plan to close its Elastomers compounding plant in Kingstree, South Carolina. The plant closing will be included as part of the acquisition purchase accounting, for which the accrual for employee separation and plant phase-out costs totaled $5.6 million. An additional $5.5 million has been accrued for property and equipment write-downs associated with the plant closing. At June 30, 2001, the remaining accrual was $5.2 million, representing future cash severance and plant closing costs. The Company projects the plant will be closed by the end of the third quarter 2001, with the elimination of approximately 145 positions.

In March 2001, the Company announced its plan to eliminate 55 administrative and manufacturing positions at three sites within the engineered films operations. As a result, the Company recorded a special, pre-tax charge of $1.9 million, all of which related to involuntary severance and other employee related separation benefits. At June 30, 2001 the remaining accrual was $0.4 million representing future cash severance and benefit payments. As of June 30, 2001, all planned positions had been eliminated, 58 positions in total.

In January 2001, the Company announced its plan to close four plastic compounds and colors operating plants within the United States, transferring production to other Company manufacturing sites with available capacity and eliminating 65 positions. Related to this announcement, the Company has provided $1.7 million within purchase accounting in addition recording a special, pre-tax charge of $7.0 million. The charge to earnings included a $3.8 million non-cash write-off of manufacturing assets, one-time cash involuntary employee separation benefits of $2.1 million, and anticipated cash plant phase-out costs of $1.1 million. At June 30, 2001 the Company has remaining reserves of $1.9 million representing future cash payments of employee separation and plant phase-out costs. As of June 30, 2001 two plants have been closed and 51 positions were eliminated. Remaining plant closures and eliminations are projected to occur prior to the end of the fourth quarter of 2001.

During 2000, the Company recorded employee separation and plant phase-out charges of $3.4 million ($0.6 million of which pertained to inventory write-offs and was recorded in cost of sales) relating to the closing of an engineered films plant in Massachusetts. The accrual for employee separation and plant phase-out costs was $2.1 million and $1.4 million for the periods ended December 31, 2000 and June 30, 2001, respectively. The plant closed in February 2001 with the elimination of all 60 positions in the first six months of 2001.

NOTE I - MERGER AND INTEGRATION COSTS

During the first half of fiscal 2001 the Company recorded $5.8 million for certain costs associated with the consolidation and integration of Geon and Hanna. The majority of this cost represents executive severance in connection with a change in control resulting from the consolidation.

NOTE J - FINANCING ARRANGEMENTS

In the first half of fiscal 2001, the Company's accounts receivable sale facility was increased $150 million to $250 million. As of June 30, 2001, $244 million of this facility was being utilized. During May 2001 the Company also obtained amendments to the October 2000 revolving credit agreements, which included a $100 million reduction in available borrowings from an aggregate $400 million to $300 million, effectively offsetting some of the increase in the receivable sale facility.

NOTE K - PURCHASE PRICE ALLOCATION

As a result of the multiple business asset restructuring initiatives, an adjustment to the PolyOne formation initial purchase price allocation was recorded in the second quarter of 2001. A $23.7 million increase was offset by the write down of property, plant and equipment and the accrual of employee separation and plant closure costs. The revision had no material impact on earnings.

NOTE L - SEGMENT INFORMATION

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

                      POLYONE CORPORATION AND SUBSIDIARIES
                              SEGMENT INFORMATION
                              (DOLLARS IN MILLIONS)

                                                                 PERFORMANCE   ELASTOMERS &                   RESIN &
THREE MONTHS ENDED JUNE 30, 2001                        TOTAL      PLASTICS     ADDITIVES    DISTRIBUTION  INTERMEDIATES    OTHER
                                                       -------     ---------   -----------   ------------  -------------  ---------
Net Sales                                            $  695.4      $  484.6      $  105.8     $  117.8      $   --        $  (12.8)


Operating income (loss)                                  16.8          16.1           3.2         --             2.1          (4.6)
Employee separation and plant phase-out costs             0.9           0.9          --           --            --            --
Period cost of closed facilities                          0.2           0.2          --           --            --            --
Merger and integration costs                              0.5          --            --           --            --             0.5
                                                    ------------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs                        18.4          17.2           3.2         --             2.1          (4.1)
Depreciation and amortization                            25.9          19.3           4.4          0.9          --             1.3
                                                    ------------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs and depreciation
     and amortization                                $   44.3      $   36.5      $    7.6     $    0.9      $    2.1      $   (2.8)
                                                    ==============================================================================

Total assets                                         $2,221.5      $1,529.9      $  317.4     $  169.7      $  252.6      $  (48.1)
Capital Expenditures                                 $   16.7      $    4.7      $    2.0     $    0.1      $   --        $    9.9


                                                                 PERFORMANCE   ELASTOMERS &                   RESIN &
THREE MONTHS ENDED JUNE 30, 2000                        TOTAL      PLASTICS     ADDITIVES    DISTRIBUTION  INTERMEDIATES    OTHER
                                                       -------     ---------   -----------   ------------  -------------  ---------
Net Sales                                            $  361.2      $  361.2      $   --        $   --       $   --         $   --

Operating income (loss)                                  30.4          18.8          --            --           15.8           (4.2)
Employee separation and plant phase-out costs             2.8           2.8                        --           --             --
Directors pension termination                             0.8          --            --            --           --              0.8
Write-off debt placement cost                             0.8          --            --            --           --              0.8
                                                    ------------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out, directors pension termination
     and write-off debt placement costs                  34.8          21.6          --            --           15.8           (2.6)
Depreciation and amortization                             9.4           9.4          --            --           --             --
                                                    ------------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out, directors pension termination
     and write-off debt placement costs and
     depreciation and amortization                   $   44.2      $   31.0      $   --        $   --       $   15.8       $   (2.6)
                                                    ==============================================================================

Total assets                                         $1,201.1      $  934.8      $   --        $   --       $  262.8       $    3.5

Capital expenditures                                 $    7.6      $    7.6      $   --        $   --       $   --         $   --


                                                     POLYONE CORPORATION AND SUBSIDIARIES
                                                             SEGMENT INFORMATION
                                                           (DOLLARS IN MILLIONS)


                                                                 PERFORMANCE   ELASTOMERS &                   RESIN &
SIX MONTHS ENDED JUNE 30, 2001                          TOTAL      PLASTICS     ADDITIVES    DISTRIBUTION  INTERMEDIATES    OTHER
                                                       -------     ---------   -----------   ------------  -------------  ---------
Net Sales                                            $1,405.1     $  973.4      $  215.5      $  238.9      $   --        $  (22.7)


Operating income (loss)                                  (6.5)        14.2           5.9           1.1         (13.3)        (14.4)
Employee separation and plant phase-out costs            10.8          9.8          --            --             1.0          --
Period cost of closed facilities                          0.2          0.2          --            --            --            --
Merger and integration costs                              5.8         --            --            --            --             5.8
                                                      ----------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs                        10.3         24.2           5.9           1.1         (12.3)         (8.6)
Depreciation and amortization                            52.3         38.3           8.7           1.7          --             3.6
                                                      ----------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs and depreciation
     and amortization                                $   62.6     $   62.5      $   14.6      $    2.8      $  (12.3)     $   (5.0)
                                                      ============================================================================

Capital Expenditures                                 $   36.0     $   10.7      $    6.5      $    0.4      $   --        $   18.4



                                                                 PERFORMANCE   ELASTOMERS &                   RESIN &
SIX MONTHS ENDED JUNE 30, 2000                          TOTAL      PLASTICS     ADDITIVES    DISTRIBUTION  INTERMEDIATES    OTHER
                                                       -------     ---------   -----------   ------------  -------------  ---------
Net Sales                                            $  706.7     $  706.7      $   --        $   --        $   --        $   --

Operating income (loss)                                  60.1         36.0          --            --            32.3          (8.2)
Employee separation and plant phase-out costs             2.8          2.8          --            --            --            --
Directors pension termination                             0.8         --            --            --            --             0.8
Write-off debt placement cost                             0.8         --            --            --            --             0.8
                                                     -----------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out, directors pension termination
     and write-off debt placement costs                  64.5         38.8          --            --            32.3          (6.6)
Depreciation and amortization                            18.9         18.9          --            --            --            --
                                                     -----------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out, directors pension termination
     and write-off debt placement costs and
     depreciation and amortization                   $   83.4     $   57.7      $   --        $   --        $   32.3      $   (6.6)
                                                     =============================================================================

Capital expenditures                                 $   13.9     $   13.9      $   --        $   --        $   --        $   --


NOTE M - COMMITMENTS AND CONTINGENCIES

There are pending or threatened against the Company or its subsidiaries various claims,lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. The Company believes that any liability that may finally be determined will not have a material adverse effect on the Company's consolidated financial position.

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sited. The accrual, totaling approximately $56.9 million at June 30, 2001, represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more than the accrual recorded by as much as $19.0 million. The Company's estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to the Company's environmental liabilities is included in Note N to the consolidated financial statements incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PolyOne Corporation (PolyOne or Company) was formed on August 31, 2000, from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). The PolyOne consolidation has been accounted for as a purchase business combination, with Geon as the acquiring enterprise. Accordingly, PolyOne's "Reported Results" under generally accepted accounting principles (GAAP) for the three and six months ended June 30, 2000 reflect only the operating results of former Geon.

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

Below is a summary of consolidated operating results showing both the "Reported Results" for the three and six months ended June 30, 2001 and 2000 and the "Pro Forma Results" for the three and six months ended June 30, 2000. Also summarized are the special items included in these periods.

SUMMARY OF CONSOLIDATED OPERATING RESULTS
(IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     Reported Results              Pro Forma Results
                                                              --------------------------------     -------------------
Quarterly Results                                                   2Q01             2Q00                 2Q00
-----------------                                             ------------------  ------------     -------------------
Sales                                                            $695.4              $ 361.2              $833.0

Operating income (loss)                                            16.8                 30.4                52.1
Operating income (loss) before special items                       18.4                 34.8                56.5
Operating income before special items,
  depreciation and amortization                                    44.3                 44.2                82.8

Net income (loss)                                                   2.5                 14.8                34.6
Special items (income) - after tax                                 (1.5)                 3.1                (7.4)
Net income (loss) before special items                           $  1.0              $  17.9              $ 27.2

Earnings (loss) per share, diluted                               $  .03              $   .31              $  .37
Per share effect of special items, expense (income)              $ (.02)             $   .06              $ (.08)


                                                                                                        Pro Forma
                                                                      Reported Results                   Results
                                                              --------------------------------     -------------------
Six Months Year-to-Date                                              1H01             1H00                1H00
-----------------------                                       ------------------  ------------     -------------------
Sales                                                          $ 1,405.1              $706.7           $ 1,658.2

Operating income (loss)                                             (6.5)               60.1               103.2
Operating income before special items                               10.3                64.5               107.6
Operating income before special items,
  depreciation and amortization                                     62.6                83.4               160.0

Net income (loss)                                                  (18.9)               28.6                60.8
Special items (income) - after tax                                   8.1                 3.1                (7.4)
Net income (loss) before special items                           $ (10.8)             $ 31.7            $   53.4

Earnings (loss) per share, diluted                               $  (.21)             $ .60             $    .65
Per share effect of special items, expense (income)              $   .09              $ .06             $   (.08)

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

                                                                                                       Pro Forma
(Dollars in millions)                                                Reported Results                   Results
                                                            ------------------------------------     --------------
Quarter                                                          2Q01                 2Q00               2Q00
-------                                                     ----------------     ---------------     --------------
Net income - as reported                                         $ 2.5                $14.8               $34.6

SPECIAL ITEMS:
Employee separation and plant phase-out cost                      (0.9)                (2.8)               (2.8)
Merger and integration cost                                       (0.5)                 -                   -
Period cost of closed facilities                                  (0.2)                 -                   -
OxyVinyls employee separation cost                                 -                    -                   -
Directors pension termination                                      -                   (0.8)               (0.8)
Write-off debt placement cost                                      -                   (0.8)               (0.8)
                                                            ----------------     ---------------     --------------
 Subtotal - operating income                                      (1.6)                (4.4)               (4.4)
Litigation settlement gain                                         4.1                  -                   -
Investment write-down                                              -                    -                   -
Other restructuring cost                                           -                   (0.6)               (0.6)
                                                            ----------------     ---------------     --------------
 Subtotal  - pre-tax                                               2.5                 (5.0)               (5.0)

           - after-tax                                             1.5                 (3.1)               (3.1)

Hanna reversal of income tax reserve                               -                    -                  10.5

                                                            ----------------     ---------------     --------------
Net income excluding special items                               $ 1.0                $17.9               $27.2
                                                            ================     ===============     ==============


                                                                                                        Pro Forma
                                                                     Reported Results                   Results
                                                            ------------------------------------     --------------
Six Months Year-to-Date                                           1H01                1H00                1H00
-----------------------                                     ----------------     ---------------     --------------
Net income (loss) - as reported                                 $(18.9)              $ 28.6              $ 60.8

SPECIAL ITEMS:
Employee separation and plant phase-out cost                      (9.8)                (2.8)               (2.8)
Merger and integration cost                                       (5.8)                 -                   -
Period cost of closed facilities                                  (0.2)                 -                   -
OxyVinyls employee separation cost                                (1.0)                 -                   -
Directors pension termination                                      -                   (0.8)               (0.8)
Write-off debt placement cost                                      -                   (0.8)               (0.8)
                                                            ----------------     ---------------     --------------
 Subtotal - operating income                                     (16.8)                (4.4)               (4.4)
Litigation settlement gain                                         4.1                  -                   -
Investment write-down                                             (0.6)                 -                   -
Other restructuring cost                                           -                   (0.6)               (0.6)
                                                            ----------------     ---------------     --------------
 Subtotal  - pre-tax                                             (13.3)                (5.0)               (5.0)

           - after-tax                                            (8.1)                (3.1)               (3.1)

Hanna reversal of income tax reserve                               -                    -                  10.5

                                                            ----------------     ---------------     --------------
Net income (loss) excluding special items                       $(10.8)              $ 31.7              $ 53.4
                                                            ================     ===============     ==============

TOTAL COMPANY REPORTED RESULTS

Total second quarter 2001 sales were $695.4 million or $334.2 million higher than second quarter 2000 sales on a reported basis. Sales in the second quarter of 2001 for each business segment reflected continued weak demand across most markets but particularly in markets related to auto production. First half of 2001 sales were $1,405.1 million, $698.4 million more than first half 2000 on a reported basis. Second quarter and first half 2001 sales are below the same period in 2000 on a comparable pro forma basis, see pro forma commentary below.

The operating income for the second quarter of 2001 was $16.8 million compared to income of $30.4 million in the second quarter of 2000. Operating income before special items, depreciation and amortization (OIBSIDA) was $44.3 million in the second quarter of 2001 and essentially flat with the second quarter of 2000. OIBSIDA was relatively the same for the second quarter of 2001 and 2000 due to a decrease in the performance in Resin & Intermediates of $13.7, which was offset primarily by the increase of $5.5 for Performance Platics and the inclusion of $7.6 for Elastomers & Additives. Second quarter 2001 OIBSIDA is below the same period in 2000 on a comparable pro forma basis, see commentary below.

The operating loss for the first half of 2001 was $6.5 million versus $60.1 million operating profit during the first half of 2000 on a reported basis. OIBSIDA was $62.6 million in the first half of 2001 compared to $83.4 million in the first half of 2000. The primary driver for the lower results period to period was the deterioration of the Resin & Intermediates earnings by $44.6 million.

TOTAL COMPANY RESULTS VERSUS 2000 PRO FORMA

Total sales of $695.4 million in the second quarter 2001 were 17% below the pro forma second quarter of 2000. The decline in second quarter sales from 2000 pro forma to 2001 was across all business units and related to weakness in the underlying markets and the U.S. economy, in particular automotive and electronics. Automotive production was down 12% from the second quarter of 2000 to the second quarter of 2001. It is reported that demand in the domestic manufacturing sector is at the lowest level seen since the 1991 recession.

Total sales for the first half of 2001 were $1,405.1 million versus $1,658.2 million for the first half of 2000 on a pro forma basis, a 15% decline. The year over year decline in sales reflects the tremendous change in the strength of the economy, particularly in the automotive and electronic markets. The housing market also weakened by 3% year over year. It is estimated that the sales volume decline from the first half of 2000 to the first half of 2001 negatively impacted operating income by approximately $70 million.

The operating income in the second quarter of 2001 of $16.8 million was $35.3 million lower versus a pro forma second quarter 2000 income of $52.1. Second quarter 2001 OIBSIDA of $44.3 million was $38.5 million lower than second quarter 2000 pro forma OIBSIDA of $82.8 million. The first half 2001 operating loss was $6.5 million versus pro forma income of $103.2 in first half 2000 and the first half 2001 OIBSIDA was $62.6 million versus pro forma first half 2000 OIBSIDA of $160.0 million. The quarterly and half year decline in earnings in 2001 from 2000 pro forma results was driven by lower volume across all businesses and weaker results in the Resin & Intermediates equity earnings which were partially offset by cost reductions.

BUSINESS SEGMENT INFORMATION

Below is a summary of business segment information showing both the "Reported Results" for the three and six months ended June 30, 2001 and 2000 and the "Pro Forma Results" for the three and six months ended June 30, 2000.


(Dollars in millions)                                                                                               Pro Forma
                                                                              Reported Results                        Results
                                                                ----------------------------------------------   ------------------
Quarterly Results                                                       2Q01                        2Q00               2Q00
-----------------                                               ----------------------         ---------------   ------------------
Sales:
 Performance Plastics                                                 $ 484.6                      $ 361.2           $ 586.4
 Elastomers & Additives                                                 105.8                          -               122.9
 Distribution                                                           117.8                          -               132.2
 Resin & Intermediates                                                    -                            -                 -
 Other                                                                  (12.8)                         -                (8.5)
                                                                ----------------------         ---------------   ------------------
                                                                      $ 695.4                      $ 361.2           $ 833.0
                                                                ======================         ===============   ==================
Operating income (loss) before special items:
 Performance Plastics                                                 $  17.2                      $  21.6           $  32.5
 Elastomers & Additives                                                   3.2                          -                 7.0
 Distribution                                                             -                            -                 4.3
 Resin & Intermediates                                                    2.1                         15.8              15.8
 Other                                                                   (4.1)                        (2.6)             (3.1)
                                                                ----------------------         ---------------   ------------------
                                                                      $  18.4                      $  34.8           $ 56.5
                                                                ======================         ===============   ==================

Operating income (loss) before special items,
 depreciation and amortization:
 Performance Plastics                                                 $  36.5                      $  31.0           $  53.2
 Elastomers & Additives                                                   7.6                          -                11.8
 Distribution                                                             0.9                          -                 5.1
 Resin & Intermediates                                                    2.1                         15.8              15.8
 Other                                                                   (2.8)                        (2.6)             (3.1)
                                                                ----------------------         ---------------   ------------------
                                                                      $  44.3                      $  44.2           $  82.8
                                                                ======================         ===============   ==================

                                                                                                                     Pro Forma
                                                                              Reported Results                        Results
                                                                ----------------------------------------------   ------------------
Six Months Year-to-Date                                                 1H01                        1H00               1H00
-----------------------                                         ----------------------         ---------------   ------------------
Sales:
 Performance Plastics                                               $   973.4                      $ 706.7          $1,154.4
 Elastomers & Additives                                                 215.5                          -               255.8
 Distribution                                                           238.9                          -               261.1
 Resin & Intermediates                                                    -                            -                 -
 Other                                                                  (22.7)                         -               (13.1)
                                                                ----------------------         ---------------   ------------------
                                                                    $ 1,405.1                      $ 706.7          $1,658.2
                                                                ======================         ===============   ==================

Operating income (loss) before special items:
 Performance Plastics                                               $    24.2                      $  38.8          $   58.1
 Elastomers & Additives                                                   5.9                          -                16.4
 Distribution                                                             1.1                          -                 7.3
 Resin & Intermediates                                                  (12.3)                        32.3              32.3
 Other                                                                   (8.6)                        (6.6)             (6.5)
                                                                ----------------------         ---------------   ------------------
                                                                    $    10.3                      $  64.5          $  107.6
                                                                ======================         ===============   ==================

Operating income (loss) before special items,
 depreciation and amortization:
 Performance Plastics                                               $    62.5                      $  57.7          $   99.5
 Elastomers & Additives                                                  14.6                          -                25.8
 Distribution                                                             2.8                          -                 8.9
 Resin & Intermediates                                                  (12.3)                        32.3              32.3
 Other                                                                   (5.0)                        (6.6)             (6.5)
                                                                ----------------------         ---------------   ------------------
                                                                    $    62.6                      $  83.4          $  160.0
                                                                ======================         ===============   ==================

COMMENTARY ON BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had second quarter 2001 sales of $484.6 million, which were 17% below pro forma second quarter 2000. A breakdown of the 2001 second quarter segment sales, by primary product group, is as follows:


                                                                         % Change
                                                                        2Q01 Sales
                                                                            vs.
                                                         % of           ------------
                                                         Sales            2Q00 PF
                                                      ------------      ------------
      Vinyl Compounds                                         37%              -23%
      Engineered Materials                                    19%              -15%
      Color & Additives                                       21%              -15%
      Specialty Resin & Formulators                           14%              -12%
      Engineered Films                                         9%              -14%
                                                      ------------      ------------
      Performance Plastics                                   100%              -17%
                                                      ============      ============

International sales comprised 19% of the Performance Plastics segment. International sales decreased in the second quarter of 2001 by 11% from second quarter pro forma 2000. The second quarter decrease from pro forma 2000 to 2001 was due to European automotive and electronic market weakness, an unfavorable EURO exchange impact of 6% and Asian weakness related to lower export sales and to the electronics industry slowdown. International sales were 20% of Performance Plastics for the first half of 2001, down 4% in total revenue from pro forma first half 2000.

The total Performance Plastics segment's 17% lower second quarter 2001 sales versus pro forma 2000 was driven primarily by lower US auto production and
electronics market (wire and cable and business machines).   In addition the
strength of PVC resin during the second quarter 2000 drove even higher the compound demand as customers switched to powder compounds when resin was not available, which also impacted the mix of products and selling prices. The decrease in powder compounds sales of 32% from second quarter 2000 to second quarter 2001 was an important factor in the 23% drop in vinyl compounds sales from second quarter 2000 to second quarter 2001. Total Performance Plastics segment's first half sales of $973.4 million was 16% below 2000 first half pro forma sales driven primarily by automotive production (down 15% year over year) and the electronics markets. Year to year sales were also reduced by housing starts averaging 3% lower for the first half of 2001 versus the first half of 2000 which impacted sales to applications such as wire and cable, windows and flooring.


OIBSIDA was $36.5 million in the second quarter of 2001 and $16.7 million below pro forma second quarter of 2000. OIBSIDA for the first half of 2001 was $62.5 million, a $37.0 million decline from the pro forma first half of 2000. Compared to 2000, the 2001 second quarter and half year decrease in OIBSIDA was primarily sales volume driven.

ELASTOMERS & PERFORMANCE ADDITIVES sales were $105.8 million in the second quarter of 2001. The second quarter 2001 sales were 14% below the pro forma second quarter 2000 and first half 2001 sales of $215.5 million were 16% below pro forma first half 2000. In both cases, the change from the period a year ago was primarily driven by reduced domestic automotive production and tire tolling impacting both the elastomers and the performance additives markets.

OIBSIDA in the second quarter of 2001 was $7.6 million compared to $11.8 million in the pro forma second quarter of 2000. Second quarter 2001 earnings versus pro forma second quarter 2000 earnings were lower primarily due to the decrease in auto related shipments. Continuing "LEAN" manufacturing initiatives have resulted in lower manufacturing costs versus last year, but have not been enough to offset the lower volumes. OIBSIDA in the first half of 2001 was $14.6 million versus $25.8 million in the pro forma first half of 2000, again related to automotive production declines and economic conditions reducing demand.

DISTRIBUTION sales in the second quarter of 2001 were $117.8 million and 11% below pro forma second quarter 2000. Sales in the first half of 2001 were $238.9 million, 9% below the same pro forma period last year. The change year over year for both the quarter and the half year was driven by volume declines.

OIBSIDA in the second quarter of 2001 was $0.9 million and $4.2 million below pro forma second quarter of 2000. OIBSIDA in the first half of 2001 was $2.8 million, $6.1 million lower than the same pro forma period last year. Year over year changes for the quarter and half year were driven by lower sales volumes and margins, partially offset by cost benefits related to consolidating facilities.

RESIN & INTERMEDIATES (R&I) operating income before special items, consisting of equity income from joint ventures, allocated overhead support cost and cost associated with past operations was $2.1 million for the second quarter of 2001. The 2001 second quarter operating income was $13.7 million lower than the pro forma second quarter 2000 earnings, due primarily to decreased earnings from PolyOne's 24% investment in OxyVinyls. PolyOne's equity earnings from OxyVinyls in the second quarter 2001 and pro forma second quarter 2000 was income (before special charges) of $5.3 million and $16.7 million, respectively. The first half 2001 operating income for the resins and intermediates business segment was a loss of $12.3 million, a $44.6 million decline from the same period last year. The primary change was OxyVinyls' results driven by lower PVC resin volumes and margins as well as substantially higher energy costs that adversely affected OxyVinyls' chlor-alkali business.

Domestic PVC resin industry demand continued to be weak as effective capacity utilization approximated 87% in second quarter 2001 compared to 97% in the second quarter of 2000. Domestic PVC resin industry capacity utilization for the first half of 2001 was 88% compared to 97% in the first half of 2000. During the second quarter of 2001 versus second quarter 2000, lower capacity utilization resulted in lower average domestic PVC resin price of approximately $0.06/lb. However, the lower second quarter 2001 resin selling price was offset by lower ethylene and chlorine cost, resulting in industry resin spreads (selling prices of PVC resin less the cost of ethylene and chlorine) that were slightly above the same quarter last year. The lower second quarter 2001 OxyVinyls' earnings versus a year ago resulted primarily from lower sales demand and increased natural gas cost. Higher natural gas cost negatively impacted the quarter's equity earnings by approximately $3 million versus second quarter 2000.

OTHER consists primarily of corporate governance costs that are not allocated to business segments. These unallocated costs before special items were $4.1 million in the second quarter of 2001 and $8.6 million for the first six months of 2001.

CAPITAL RESOURCES AND LIQUIDITY

For the first half of 2001, the Company generated $229.4 million of cash from operating and investing activities. Operating activities contributed $258.6 million of cash driven by a $236.0 million reduction in operating working capital. The reduction in operating working capital was comprised of a $143.9 million increase in the sale of accounts receivable plus a $92.1 million reduction that resulted from management initiatives. Approximately one-half of the capital expenditures in the first six months of 2001 were in support of three key initiatives: projectOne (common SAP system platform), Smart$ource (leveraging indirect or non-material purchases with ARIBA software) and Performance Plastics manufacturing reconfiguration.

During the first half of 2001, the Company's accounts receivable sale facility was increased to $250 million. As of June 30, 2001, $244 million of this facility was being utilized. During the quarter ended June 30, 2001, the Company obtained amendments to the October 2000 revolving credit agreements, which resulted in a $100 million reduction in available borrowings from an aggregate $400 million to $300 million, effectively offsetting some of the increase in the receivable sale facility.

Capital expenditures for 2001 are projected to be between $80 million and $85 million. Management intends to continue to fund key strategic initiatives, such as projectOne, reconfiguring the manufacturing assets of the Performance Plastics business, and Smart$ource.

Cash used by financing activities during the first half of 2001 reflect a reduction in short-term debt and the payment of dividends.

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

The Company has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party in connection with several environmental sites. The Company has accrued $56.9 million to cover future environmental remediation expenditures, and does not believe any of the matters either individually or in the aggregate will have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents the Company's best estimate for the remaining remediation costs, based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives taken at these sites, it is possible that the ultimate costs to be incurred could be more or less than the accrual at June 30, 2001, by as much as $19.0 million or $15.0 million, respectively. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements."

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

               Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on May 2, 2001. As described in the 2001 Proxy Statement, the following action was taken:

               a) The eleven nominees for directors were elected. The votes for directors were as follows:

                                                           Number of Shares           Number of Share
                                                              Voted For                Votes Withheld
                                                           ----------------           ---------------
                    James K. Baker                            84,609,391                 912,626
                    J. Douglas Campbell                       84,617,551                 904,466
                    Carol A. Cartwright                       84,499,293                1,022,724
                    Gale Duff-Bloom                           84,600,631                 921,386
                    Wayne R. Embry                            84,573,091                 948,926
                    Robert A. Garda                           84,614,824                 907,193
                    Gordon D. Harnett                         84,651,047                 906,970
                    David H. Hoag                             84,602,117                 919,900
                    D. Larry Moore                            84,616,222                 905,795
                    Thomas A. Waltermire                      84,612,347                 909,670
                    Farah M. Walters                          84,599,395                 922,622

ITEM 5.        OTHER INFORMATION:

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               See exhibit index on page 21.

          (b)  Reports on Form 8-K from April 1, 2001 through June 30, 2001:

               - Form 8-K filed on April 3, 2001 announcing a restructuring of the business and manufacturing functions of the engineered films manufacturing operations.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2001             POLYONE CORPORATION



                            /s/ W. D. Wilson
                            ----------------
                            W. D. Wilson
                            Vice President and Chief
                            Financial Officer
                            (Authorized Officer and
                            Principal Financial Officer)



                            /s/ G. P. Smith
                            ---------------
                            G. P. Smith
                            Corporate Controller and
                            Assistant Treasurer
                            (Principal Accounting Officer)


                                  Exhibit Index
                                  -------------

Exhibit No.               Form 10-Q
Under Reg.                Exhibit
S-K, Item 601             No.                   Description of Exhibit
------------------        ---------------       ----------------------------------------------------------------------
       (4)                     4(A)             Amendment No.1 to the Five-Year Credit Agreement dated March 31,
                                                2001 between the Company, Citicorp USA and the other banks signatory thereto a copy of which will be provided to the Commission upon request.

       (4)                     4(B)             Amendment No. 1 to the 364-Day Credit Agreement dated March 31, 2001 between the Company, Citicorp USA and the other banks signatory thereto a copy of which will be provided to the Commission upon request.