Form 10-Q
period 2001-09-30
POLYONE CORP
filed 2001-11-14
CIK 1122976

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                ------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001. COMMISSION FILE NUMBER 1-16091.


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

                                 Yes [X] No [ ]

As of November 7, 2001, there were 93,694,656 common shares outstanding. There is only one class of common shares.

Item I.
Part I. Financial Information.



                      POLYONE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                  -----------------------        ------------------------
                                                    2001            2000           2001             2000
                                                  -------         -------        --------         -------
Sales                                             $ 659.6         $ 478.3        $2,064.7        $1,185.0

Operating costs and expenses:
  Cost of sales                                     548.5           384.8         1,725.7         1,002.1
  Selling and administrative                         73.8            66.2           233.3           110.6
  Depreciation and amortization                      20.6            13.6            72.9            32.5
Employee separation and plant phase-out                --              --             9.8             2.8
Merger and integration costs                          0.1             7.8             5.9             7.8
(Income) loss from equity affiliates and
  minority interest                                   1.1            (5.2)            8.1           (42.0)
                                                  -------         -------        --------        --------
Operating income                                     15.5            11.1             9.0            71.2

Interest expense                                     (8.9)           (9.1)          (32.7)          (23.3)
Interest income                                       0.6             0.5             2.0             1.4
Other expense, net                                   (2.6)           (1.1)           (3.5)           (2.3)
                                                  -------         -------        --------        --------
Income (loss) before income taxes                     4.6             1.4           (25.2)           47.0

Income tax (expense) benefit                         (1.7)           (0.9)            9.2           (17.9)
                                                  -------         -------        --------        --------

Net income (loss)                                 $   2.9         $   0.5        $  (16.0)        $  29.1
                                                  =======         =======        ========        ========

Earnings (Loss) per Share of Common Stock:
    Basic                                         $   .03         $   .01        $   (.18)        $   .56
    Diluted                                       $   .03         $   .01        $   (.18)        $   .55

Weighted average shares used to compute
    earnings per share:
  Basic                                              89.9            61.2            89.8            51.8
  Diluted                                            90.9            61.7            90.4            52.5

Dividends paid per share of common stock          $ .0625         $ .0625        $  .1875         $ .1875


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                            September 30,        December 31,
                                                                2001                 2000
                                                            -------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $   33.2             $   37.9
  Trade accounts receivable, net                                 194.3                330.4
  Other receivables                                               22.7                 17.1
  Inventories                                                    279.1                337.1
  Deferred taxes                                                  53.3                 53.9
  Other current assets                                            17.7                 20.1
                                                              --------             --------
    Total current assets                                         600.3                796.5
Property, net                                                    667.5                703.8
Investment in equity affiliates                                  295.2                311.6
Goodwill and other intangible assets, net                        554.6                540.3
Other non-current assets                                         112.9                108.5
                                                              --------             --------
      Total assets                                            $2,230.5             $2,460.7
                                                              ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank debt                                        $   37.8             $  237.2
  Accounts payable                                               340.4                319.4
  Accrued expenses                                               185.0                175.7
  Current portion of long-term debt                                1.3                  2.6
                                                              --------             --------
    Total current liabilities                                    564.5                734.9
Long-term debt                                                   443.6                442.4
Deferred taxes                                                   116.9                132.8
Post-retirement benefits other than pensions                     127.8                129.9
Other non-current liabilities, including pensions                178.9                179.1
Minority interest in consolidated subsidiaries                    15.0                 14.0
                                                              --------             --------
    Total liabilities                                          1,446.7              1,633.1
Shareholders' equity:
  Preferred stock                                                   --                   --
  Common stock                                                     1.2                  1.2
  Other shareholders' equity                                     782.6                826.4
                                                              --------             --------
    Total shareholders' equity                                   783.8                827.6
                                                              --------             --------
      Total liabilities and shareholders' equity              $2,230.5             $2,460.7
                                                              ========             ========


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN MILLIONS)



                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                       2001                2000
                                                                     -------              ------
OPERATING ACTIVITIES
   Net income (loss)                                                 $ (16.0)             $ 29.1
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
       Employee separation and plant phase-out                           9.8                 2.8
       Depreciation and amortization                                    72.9                32.5
       Companies carried at equity:
          (Income) loss                                                  8.1               (42.0)
          Dividends received                                             2.0                25.3
       Provision (benefit) for deferred income taxes                    (2.8)               12.8
       Change in assets and liabilities:
           Operating working capital:
               Accounts receivable                                     133.0               (28.0)
               Inventories                                              55.1                 9.4
               Accounts payable                                         23.6               (18.3)
           Accrued expenses and other                                  (33.0)              (30.6)
                                                                     -------              ------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       252.7                (7.0)

INVESTING ACTIVITIES

   Cash received in connection with consolidation of
        M.A. Hanna Company, net of transaction costs paid                 --                28.1
   Capital expenditures                                                (47.6)              (23.7)
   Return of cash from equity affiliates                                 2.1                 5.3
   Proceeds from sale of assets                                          2.8                37.5
   Other                                                                  --                 6.5
                                                                     -------              ------
NET CASH PROVIDED BY OPERATING AND INVESTING ACTIVITIES                210.0                46.7

FINANCING ACTIVITIES
   Change in short-term debt                                          (200.0)               37.5
   Change in long-term debt                                             (1.5)              (33.9)
   Net proceeds from issuance of common stock                             --                 0.6
   Termination of interest rate swap agreements                          4.3                  --
   Dividends                                                           (17.0)               (9.2)
                                                                     -------              ------
NET CASH USED BY FINANCING ACTIVITIES                                 (214.2)               (5.0)

Effect of exchange rate changes on cash                                 (0.5)               (1.4)
                                                                     -------              ------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (4.7)               40.3

Cash and cash equivalents at beginning of year                          37.9                51.2
                                                                     -------              ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  33.2              $ 91.5
                                                                     =======              ======


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   (DOLLARS IN MILLIONS, SHARES IN THOUSANDS)



                                                                COMMON
                                                                SHARES                                  ADDITIONAL
                                                   COMMON       HELD IN                     COMMON        PAID-IN       RETAINED
                                                   SHARES       TREASURY       TOTAL         STOCK        CAPITAL       EARNINGS
                                                 ---------     ---------     ---------     ---------    ----------     ---------
BALANCE JANUARY 1, 2000                             27,975         4,245     $   334.7     $     2.8     $   297.3     $   168.3
Non-owner equity changes:
   Net income                                                                     28.6                                      28.6
   Translation adjustment                                                         (3.6)
                                                                             ---------
Total non-owner equity changes                                                    25.0
Stock-based compensation and benefits                    4           (93)          (.3)                       (3.1)
Formation of share ownership trust (SOT)                            (500)           --
Adjustment to market value                                                          --                        (4.3)
Cash dividends                                                                    (6.2)                                     (6.2)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE JUNE 30, 2000                               27,979         3,652     $   353.2     $     2.8     $   289.9     $   190.7
Non-owner equity changes:
   Net income                                                                      0.5                                       0.5
   Translation adjustment                                                         (4.0)
                                                                             ---------
Total non-owner equity changes                                                    (3.5)
Stock-based compensation and benefits                                  3          (3.2)                       (4.1)
Two-for-one common stock split                      27,979         3,654            --           2.8          (2.8)
Reduction in par value from $.10 per share to
    $.01 per share                                                                  --          (5.1)          5.1
Shares issued in business combination merger        66,234        18,406         536.7           0.7         781.3
Shares issued from SOT                                                             0.2                        (0.1)
Adjustment to market value                                                          --                        (5.2)
Cash dividends                                                                    (3.0)                                     (3.0)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE SEPTEMBER 30, 2000                         122,192        25,715     $   880.4     $     1.2     $ 1,064.1     $   188.2
                                                 =========     =========     =========     =========     =========     =========

BALANCE JANUARY 1, 2001                            122,192        28,315     $   827.6     $     1.2     $ 1,057.6     $   169.3
Non-owner equity changes:
   Net income                                                                    (18.9)                                    (18.9)
   Translation adjustment                                                         (8.0)
                                                                             ---------
Total non-owner equity changes                                                   (26.9)
Stock-based compensation and benefits                                 28           2.1                        (0.1)
Adjustment to market value                                                          --                        17.0
Cash dividends                                                                   (11.3)                                    (11.3)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE JUNE 30, 2001                              122,192        28,343     $   791.5     $     1.2     $ 1,074.5     $   139.1
Non-owner equity changes:
   Net income                                                                      2.9                                       2.9
   Translation adjustment                                                         (5.4)
                                                                             ---------
Total non-owner equity changes                                                    (2.5)
Stock-based compensation and benefits                                117           0.5
Adjustment to market value                                                          --                        (8.5)
Cash dividends                                                                    (5.7)                                     (5.7)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE SEPTEMBER 30, 2001                         122,192        28,460     $   783.8     $     1.2     $ 1,066.0     $   136.3
                                                 =========     =========     =========     =========     =========     =========


                                                                            ACCUMULATED
                                                   COMMON                    OTHER NON-
                                                 STOCK HELD      SHARE         OWNER
                                                     IN        OWNERSHIP      EQUITY
                                                  TREASURY       TRUST        CHANGES
                                                 ---------     ---------    -----------
BALANCE JANUARY 1, 2000                          $  (104.5)    $     0.0     $   (29.2)
Non-owner equity changes:
   Net income
   Translation adjustment                                                         (3.6)

Total non-owner equity changes
Stock-based compensation and benefits                  2.7                          .1
Formation of share ownership trust (SOT)              13.4         (13.4)
Adjustment to market value                                           4.3
Cash dividends
                                                 ---------     ---------     ---------
BALANCE JUNE 30, 2000                            $   (88.4)    $    (9.1)    $   (32.7)
Non-owner equity changes:
   Net income
   Translation adjustment                                                         (4.0)

Total non-owner equity changes
Stock-based compensation and benefits                  0.9
Two-for-one common stock split
Reduction in par value from $.10 per share to
    $.01 per share
Shares issued in business combination merger        (215.6)        (29.7)
Shares issued from SOT                                               0.3
Adjustment to market value                                           5.2
Cash dividends
                                                 ---------     ---------     ---------
BALANCE SEPTEMBER 30, 2000                       $  (303.1)    $   (33.3)    $   (36.7)
                                                 =========     =========     =========

BALANCE JANUARY 1, 2001                          $  (321.9)    $   (25.5)    $   (53.1)
Non-owner equity changes:
   Net income
   Translation adjustment                                                         (8.0)

Total non-owner equity changes
Stock-based compensation and benefits                 (0.1)          5.5          (3.2)
Adjustment to market value                                         (17.0)
Cash dividends
                                                 ---------     ---------     ---------
BALANCE JUNE 30, 2001                            $  (322.0)    $   (37.0)    $   (64.3)
Non-owner equity changes:
   Net income
   Translation adjustment                                                         (5.4)

Total non-owner equity changes
Stock-based compensation and benefits                 (1.4)          1.6           0.3
Adjustment to market value                                           8.5
Cash dividends
                                                 ---------     ---------     ---------
BALANCE SEPTEMBER 30, 2001                       $  (323.4)    $   (26.9)    $   (69.4)
                                                 =========     =========     =========


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

PolyOne Corporation (PolyOne or Company) was formed on August 31, 2000, from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). The PolyOne consolidation has been accounted for as a purchase business combination, with Geon as the acquiring enterprise. Accordingly, the Company's condensed consolidated statements of operations under generally accepted accounting principles for the three months and the nine months ended September 30, 2000 reflect only the operating results of Geon prior to the consolidation. An assessment of the fair value of the tangible and intangible assets and liabilities of the former Hanna business has been reflected in both the reported and pro forma operating results. The purchase price allocation was finalized in third quarter 2001. See Note K regarding finalization of the valuation of the acquired assets and liabilities assumed and the related increase recorded to goodwill. In connection with the consolidation, each outstanding share of Geon common stock was converted into two shares of PolyOne and each outstanding share of Hanna common stock was converted into one share of PolyOne. All per share data for all periods has been restated to reflect the effects of the conversion.

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

Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2001.

NOTE B - ACCOUNTING PRONOUNCEMENTS

During July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method for all business combinations initiated after June 30, 2001. SFAS No. 141 also clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets. This Statement also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. This Statement is required to be adopted on January 1, 2002. As of September 30, 2001, the Company had net unamortized goodwill of $494.0 million and amortization expense on an annualized basis of approximately $14.0 million. Also as of September 30, 2001, the Company has an intangible asset of $26.0 million recorded for acquired workforces with annual amortization of approximately $4.0 million. Under SFAS No. 142, on January 1, 2002, this asset will be reclassified as goodwill. The discontinuing of goodwill amortization and reclassification of the workforce intangible in 2002 will increase operating income by approximately $18.0 million. Approximately $4.5 million of the annual goodwill amortization and $4.0 million of the workforce intangible is tax benefited in 2001.

Effective January 1, 2001 the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. Due to the short-term nature of the Company's forward exchange contracts at September 30, 2001, the derivatives were marked to market through the income statement consistent with the Company's current accounting policy for these contracts. Accordingly, the adoption of SFAS 133 had no impact on the Company's results of operations or financial position.

NOTE C - INVENTORIES

Components of inventories are as follows:

                                                            September 30,        December 31,
                                                                2001               2000
                                                            -------------        ------------
                                                                  (Dollars in millions)
        Finished products and in-process inventories            $171.5             $201.4
        Raw materials and supplies                               121.8              159.8
                                                                ------             ------
                                                                 293.3              361.2
        LIFO Reserve                                             (14.2)             (24.1)
                                                                ------             ------
        Total Inventories                                       $279.1             $337.1
                                                                ======             ======

NOTE D - INCOME TAXES

The 2001 effective income tax rate for the nine months year-to-date was 36.5% versus 36.6% for the first six months of 2001.

NOTE E - INVESTMENT IN EQUITY AFFILIATE

The Company owns 24% of OxyVinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is the largest producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the nine months ended September 30, 2001 and 2000, and summarized balance sheet information as of September 30, 2001 and December 31, 2000.

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                            ------------------------------
                                                                              2001                  2000
                                                                            --------              --------
                                                                                  (Dollars in millions)
        Net sales                                                           $1,269.6              $1,461.2
        Operating income (loss)                                                 (1.0)                175.5

        Partnership income (loss) as reported by OxyVinyls                      (6.7)                171.9
        PolyOne's ownership of OxyVinyls                                          24%                   24%
                                                                            --------              --------
        PolyOne's proportionate share of OxyVinyls' earnings                    (1.6)                 41.3
        Amortization of the difference between PolyOne's
          investment and its underlying share of OxyVinyls' equity               0.4                   0.4
                                                                            --------              --------
        Earnings of equity affiliate recorded by PolyOne                    $   (1.2)             $   41.7
                                                                            ========              ========

                                                                          September 30,         December 31,
                                                                              2001                  2000
                                                                          -------------         ------------
                                                                                (Dollars in millions)
        Current assets                                                      $  329.1              $  338.1
        Non-current assets                                                     976.2               1,045.1
                                                                            --------              --------
           Total assets                                                      1,305.3               1,383.2
                                                                            --------              --------
        Current liabilities                                                    159.6                 238.2
        Non-current liabilities                                                101.3                  93.9
                                                                            --------              --------
           Total liabilities                                                   260.9                 332.1
                                                                            --------              --------
        Partnership capital                                                 $1,044.4              $1,051.1
                                                                            ========              ========

OxyVinyls' loss during the nine months of fiscal 2001 reported above includes a first quarter special, pre-tax charge of $4.4 million, all of which related to involuntary severance, outplacement costs and other employee related separation benefits. The Company's proportionate share of this special item was $1.0 million.

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

During the first half of 2001, the Compensation Committee of PolyOne's Board of Directors authorized the issuance of 532,800 shares of restricted PolyOne stock to certain PolyOne executives. The restricted shares were valued at $7.22 per share and were issued from The Geon Company Share Ownership Trust. Shares vest and restrictions lapse three years from the date of grant. Accordingly, the Company has recorded the grants as unearned compensation to be recognized as compensation expense over the three-year vesting period.

NOTE G - EARNINGS PER SHARE COMPUTATION

Weighted average shares outstanding are computed as follows:


                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,              September 30,
                                                              ------------------          ------------------
                                                              2001          2000          2001          2000
                                                              ----          ----          ----          ----
                                                                          (Shares in millions)
        Weighted average shares outstanding - Basic
           Average shares outstanding                         90.4          61.7          90.3          52.4
           Less unearned portion of
             restricted stock awards included
             in outstanding shares                            (0.5)         (0.5)         (0.5)         (0.6)
                                                              ----          ----          ----          ----
                                                              89.9          61.2          89.8          51.8
                                                              ====          ====          ====          ====
        Weighted average shares outstanding - Diluted
           Average shares outstanding                         90.4          61.7          90.3          52.4
           Plus dilutive impact of stock options
             and stock awards                                  0.5            --           0.1           0.1
                                                              ----          ----          ----          ----
                                                              90.9          61.7          90.4          52.5
                                                              ====          ====          ====          ====

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

NOTE H - EMPLOYEE SEPARATION AND PLANT PHASE-OUT

In August 2001, the Company announced a series of actions within its Elastomers & Additives operations. The Company has taken these steps to align the business unit's manufacturing assets to meet current customer demands and to improve the business' positioning for growth opportunities into new markets. The Tillsonburg, Ontario, Canada plant will be closed and manufacturing will be shifted to other Elastomers facilities in Ohio and Wisconsin. It is expected that the plant will be closed by December 2001. A small, non-strategic silicone compounding business in Dyersburg, Tennessee will be sold and the plant will be closed, effective with the sale. The plant closure will affect approximately nine people. The Company has decided to relocate its specialized roll compounding business to its production center in Deforest, Wisconsin, as a result of being forced to vacate its Chicago plant because of an eminent domain action by the city. The 24 employees at the Chicago facility will be offered the opportunity to relocate to the Deforest location and the transition is expected to be completed by June 2002. The Company plans to eliminate 30 administrative positions by the end of second quarter 2002, which includes the integration of the Performance Additives unit. The closings were included as part of the Company's acquisition purchase accounting. The purchase accounting accrual for cash employee separation and plant closing costs totals $4.1 million, with $3.7 million remaining at September 30, 2001. An additional $3.1 million has been recorded for asset write-downs, primarily property and equipment, associated with the closings.

In August 2001, the Company also announced plans to establish for its domestic color operations eight Centers of Manufacturing Excellence (CMEs) to expand production capacity, enhance rapid response capabilities and ensure reliable service and delivery to its colorants and additive customers. The four remaining colorants plants have been slated for closure, following the transfer of all production to the CMEs. Approximately 180 positions will be eliminated, with about 30 new positions being created at the expanded CMEs. The purchase accounting accrual for cash employee separation and plant phase-out costs totals $7.0 million.

In June 2001, the Company announced plans to form four CMEs as the first step in a plan to modernize the North American Engineered Materials Compounding manufacturing network. Three engineered materials plants have been slated for closure, following modernization and consolidation at the CME sites. Related to this announcement, the Company has provided $4.9 million within purchase accounting for cash employee separation and plant phase-out costs. An additional $6.8 million has been recorded for asset write-downs, primarily property and equipment, associated with the plant closings. Approximately 200 positions will be eliminated with the closings. At September 30, 2001, the remaining accrual was $4.7 million, representing future cash severance and plant phase-out costs. The Company projects the plants will be closed in the second half of 2002.

In June 2001, the Company also announced its plan to close its Elastomers compounding plant in Kingstree, South Carolina. The plant closing was included as part of the acquisition purchase accounting, for which the accrual for employee separation and plant phase-out costs totaled $5.6 million. An additional $5.5 million has been recorded for property and equipment write-downs associated with the plant closing. At September 30, 2001, the remaining accrual was $2.7 million, representing future cash severance and plant closing costs. The plant was closed during the third quarter and all announced positions had been eliminated, 151 positions in total.

In March 2001, the Company announced its plan to eliminate 55 administrative and manufacturing positions at three sites within the engineered films operations. As a result, the Company recorded a special, pre-tax charge of $1.9 million, all of which related to involuntary severance and other employee related separation benefits. At September 30, 2001 the remaining accrual was $0.3 million, representing future cash severance and outplacement payments. As of June 30, 2001, all planned positions had been eliminated, 58 positions in total.

In January 2001, the Company announced its plan to close four plastic compounds and colors operating plants within the United States, transferring production to other Company manufacturing sites with available capacity and thereby eliminating 65 positions. Related to this announcement, the Company has provided $1.7 million within purchase accounting, in addition recording a special, pre-tax charge of $7.0 million. The charge to earnings included a $3.8 million non-cash write-off of manufacturing assets, one-time cash involuntary employee separation benefits of $2.1 million, and anticipated cash plant phase-out costs of $1.1 million. At September 30, 2001 the Company has remaining reserves of $1.8 million representing future cash payments of employee separation and plant phase-out costs. As of September 30, 2001 three plants have been closed and 73 positions were eliminated. Remaining plant closures and eliminations are projected to occur prior to the end of the fourth quarter of 2001.

During 2000, the Company recorded employee separation and plant phase-out charges of $3.4 million ($0.6 million of which pertained to inventory write-offs and was recorded in cost of sales) relating to the closing of an engineered films plant in Massachusetts. The accrual for employee separation and plant phase-out costs was $2.1 million and $0.1 million for the periods ended December 31, 2000 and September 30, 2001, respectively. The plant closed in February 2001 with the elimination of all 60 positions in the first six months of 2001.

NOTE I - MERGER AND INTEGRATION COSTS

During the first nine months of fiscal 2001 the Company recorded $5.9 million for certain costs associated with the consolidation and integration of Geon and Hanna. The majority of this cost represents executive severance resulting from the consolidation and the change in control provisions in executive continuity agreements.

NOTE J - FINANCING ARRANGEMENTS

In the first half of fiscal 2001, the Company's accounts receivable sale facility was increased $150.0 million to $250.0 million. As of September 30, 2001, $235.5 million of this facility was being utilized.

During October 2001, the Company's 364-Day Revolving Credit Agreement expired. This credit agreement provided up to an additional $100.0 million in borrowings. At September 30, 2001 no amount was outstanding under this agreement.

NOTE K - PURCHASE PRICE ALLOCATION

As of September 30, 2001, the Company's goodwill related to the formation of PolyOne was $332.8 million. The increase in goodwill from December 31, 2000 of $31.8 million resulted from the finalization of the valuation of the acquired assets and liabilities, including the previously announced business restructurings in the first eight months of 2001 associated with former Hanna operations. In connection with the finalization of the purchase price allocation, the Company allocated the acquired goodwill to its Performance Plastics and Elastomers & Additives business segments. The increase in goodwill was largely due to the write down of property, plant and equipment ($28.3 million), the accrual of employee separation and plant closure costs ($26.0 million), and deferred taxes.

NOTE L - SEGMENT INFORMATION

The Company operates primarily in four business segments: the Performance Plastics segment, the Elastomers and Additives (E&A) segment, the Distribution segment, and the Resin and Intermediates (R&I) segment. Inter-segment sales are accounted for at prices generally approximating those for similar transactions with unaffiliated customers and the elimination of inter-segment sales revenue is included in the "Other" segment. Certain other corporate expenses and eliminations are included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the "Other" segment. Capital expenditures in the "Other" segment in 2001 primarily represent the spending for the implementation of a common business information system and the system-based initiative to leverage indirect equipment, supplies and services purchases.

                      POLYONE CORPORATION AND SUBSIDIARIES
                              SEGMENT INFORMATION

                              (DOLLARS IN MILLIONS)



THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                            PERFORMANCE  ELASTOMERS &                    RESIN &
                                                  TOTAL       PLASTICS    ADDITIVES    DISTRIBUTION   INTERMEDIATES     OTHER
                                                 --------   -----------  ------------  ------------   -------------   --------
Net Sales                                        $  659.6     $  456.7     $   98.4      $  115.6       $     --      $  (11.1)

Operating income (loss)                              15.5         21.6          2.1           0.3           (4.5)         (4.0)
Merger and integration costs                          0.1          0.1           --            --             --            --
Equity investment restructuring costs                 5.1           --           --            --            5.1            --
                                                 --------     --------     --------      --------       --------      --------
Operating income (loss) before
     merger and integration costs and
     equity investment restructuring
     costs                                           20.7         21.7          2.1           0.3            0.6          (4.0)
Depreciation and amortization                        20.6         15.0          4.2           0.8             --           0.6
                                                 --------     --------     --------      --------       --------      --------
Operating income (loss) before
     merger and integration costs, equity
     investment restructuring costs and
     depreciation and amortization               $   41.3     $   36.7     $    6.3      $    1.1       $    0.6      $   (3.4)
                                                 ========     ========     ========      ========       ========      ========
Total assets                                     $2,230.5     $1,579.6     $  296.9      $  143.3       $  243.9      $  (33.2)
Capital Expenditures                             $   11.6     $    5.4     $    0.8      $    0.2       $     --      $    5.2

THREE MONTHS ENDED SEPTEMBER 30, 2000                       PERFORMANCE  ELASTOMERS &                    RESIN &
                                                  TOTAL       PLASTICS    ADDITIVES    DISTRIBUTION   INTERMEDIATES     OTHER
                                                 --------   -----------  ------------  ------------   -------------   --------
Net Sales                                        $  478.3     $  401.4     $   39.5      $   40.5       $     --      $   (3.1)

Operating income (loss)                              11.1         15.2          1.8           0.7            3.3          (9.9)
Purchase price inventory write-up and charge          1.2          1.0          0.2            --             --            --
Merger and integration costs                          7.8           --           --            --             --           7.8
                                                 --------     --------     --------      --------       --------      --------
Operating income (loss) before purchase
     price inventory write-up and charge,
     and merger and integration costs                20.1         16.2          2.0           0.7            3.3          (2.1)
Depreciation and amortization                        13.6         11.6          1.5           0.5             --            --
                                                 --------     --------     --------      --------       --------      --------
Operating income (loss) before purchase
     price inventory write-up and charge, and
     merger and integration costs and
     depreciation and amortization               $   33.7     $   27.8     $    3.5      $    1.2       $    3.3      $   (2.1)
                                                 ========     ========     ========      ========       ========      ========
Total assets                                     $2,624.1     $1,641.4     $  398.1      $  190.2       $  258.6      $  135.8
Capital expenditures                             $   10.2     $    9.1     $    0.8      $    0.1       $     --      $    0.2

                      POLYONE CORPORATION AND SUBSIDIARIES
                               SEGMENT INFORMATION
                              (DOLLARS IN MILLIONS)


                                                             PERFORMANCE    ELASTOMERS                      RESIN &
NINE MONTHS ENDED SEPTEMBER 30, 2001               TOTAL      PLASTICS     & ADDITIVES    DISTRIBUTION   INTERMEDIATES    OTHER
                                                 --------    -----------   -----------    ------------   -------------   --------
Net Sales                                        $2,064.7     $1,430.1       $  313.9       $  354.5       $     --      $  (33.8)

Operating income (loss)                               9.0         35.8            8.0            1.4          (17.8)        (18.4)
Employee separation and plant phase-out               9.8          9.8             --             --             --            --
Merger and integration costs                          1.1          0.1             --             --             --           1.0
Period cost of closed facilities                      0.2          0.2             --             --             --            --
Equity investment restructuring costs                 6.1           --             --             --            6.1            --
Executive separation cost                             4.8           --             --             --             --           4.8
                                                 --------     --------       --------       --------       --------      --------
Operating income (loss) before employee
     separation, plant phase-out and closed
     facilities, merger and integration
     costs, equity investment restructuring
     costs, and executive separation costs           31.0         45.9            8.0            1.4          (11.7)        (12.6)
Depreciation and amortization                        72.9         55.3           13.3            2.5             --           1.8
                                                 --------     --------       --------       --------       --------      --------
Operating income (loss) before employee
     separation, plant phase-out and closed
     facilities, merger and integration
     costs, equity investment restructuring
     costs, executive separation costs,
     and depreciation and amortization           $  103.9     $  101.2       $   21.3       $    3.9       $  (11.7)     $  (10.8)
                                                 ========     ========       ========       ========       ========      ========
Capital Expenditures                             $   47.6     $   16.1       $    7.3       $    0.6       $     --      $   23.6


                                                              PERFORMANCE   ELASTOMERS                      RESIN &
NINE MONTHS ENDED SEPTEMBER 30, 2000                TOTAL       PLASTICS    & ADDITIVES    DISTRIBUTION   INTERMEDIATES    OTHER
                                                  --------    -----------   -----------    ------------   -------------  ---------
Net Sales                                         $1,185.0     $1,108.1     $   39.5        $   40.5       $     --      $   (3.1)

Operating income (loss)                               71.2         51.2          1.8             0.7           35.6         (18.1)
Employee separation and plant phase-out costs          2.8          2.8           --              --             --            --
Merger and integration costs                           7.8           --           --              --             --           7.8
Charge for acquired profit in inventory                1.2          1.0          0.2              --             --            --
Directors pension termination                          0.8           --           --              --             --           0.8
Write-off debt placement cost                          0.8           --           --              --             --           0.8
                                                  --------     --------     --------        --------       --------      --------
Operating income (loss) before employee
     separation, plant phase-out, merger
     and integration, purchase price
     inventory write-up, Directors pension
     termination, and write-off of debt
     placement costs                                  84.6         55.0          2.0             0.7           35.6          (8.7)
Depreciation and amortization                         32.5         30.5          1.5             0.5             --            --
                                                  --------     --------     --------        --------       --------      --------
Operating income (loss) before employee
     separation, plant phase-out, merger
     and integration, purchase price
     inventory write-up, Directors pension
     termination, and write-off of debt
     placement costs and depreciation and
     amortization                                 $  117.1     $   85.5     $    3.5        $    1.2       $   35.6      $   (8.7)
                                                  ========     ========     ========        ========       ========      ========

Capital expenditures                              $   23.9     $   22.9     $    0.7        $    0.1       $     --      $    0.2

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

The Company has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $57.4 million at September 30, 2001, represents the Company's best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be more or less than the accrual recorded by as much as $19.0 million or $15.0 million, respectively. The Company's estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to the Company's environmental liabilities is included in Note N to the consolidated financial statements incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PolyOne Corporation (PolyOne or Company) was formed on August 31, 2000, from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). The PolyOne consolidation has been accounted for as a purchase business combination, with Geon as the acquiring enterprise. Accordingly, PolyOne's "Reported Results" under generally accepted accounting principles (GAAP) for the three and nine months ended September 30, 2000 reflect the September 2000 operations of PolyOne and the previous months' operations of former Geon only.

In the commentary that follows, "Pro Forma Operating Results" will also be provided because of the significant and pervasive impact of the consolidation on comparative data. The pro forma operating results assume that the consolidation of Geon and Hanna had occurred prior to the periods presented. Further, the pro forma operating results assume that Hanna's sale of its Cadillac Plastic business in the second quarter of 2000 had occurred prior to the periods presented.

During the third quarter 2001, the Company finalized the valuation of the assets acquired and liabilities assumed related to the acquisition of Hanna. The assessment of the fair value of the tangible and intangible assets and liabilities of the former Hanna business has been reflected in both the 2001 reported results and pro forma operating results. The purchase price allocation finalized during the current quarter had no material impact on operating results. The pro forma operating results do not include future profit improvements and cost savings or associated costs, including restructuring costs expected to result from the integration of Geon and Hanna. The pro forma operating results are provided for illustrative purposes only, and may not necessarily indicate the operating results that would have occurred or future operating results of PolyOne.

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

Below is a summary of consolidated operating results showing both the "Reported Results" for the three and nine months ended September 30, 2001 and 2000 and the "Pro Forma Results" for the three and nine months ended September 30, 2000. Also summarized are the special items included in these periods.

SUMMARY OF CONSOLIDATED OPERATING RESULTS
(IN MILLIONS, EXCEPT PER SHARE DATA)





                                                                                  Pro
                                                                                  Forma
                                                       Reported Results          Results
                                                   -----------------------       --------
                                                     3Q01           3Q00           3Q00
                                                   --------       --------       --------
Quarterly Results

Sales                                              $  659.6       $  478.3       $  778.7

Operating income                                       15.5           11.1           16.1
Operating income before special items                  20.7           20.1           24.6
Operating income before special items,
   depreciation and amortization                       41.3           33.7           48.9

Net income                                              2.9            0.5            2.9
Special items (income) - after tax                      3.2            5.6            5.0
Net income before special items                    $    6.1       $    6.1       $    7.9

Earnings per share, diluted                        $    0.3       $    0.1       $    0.4
Per share effect of special items, expense         $    0.4       $    0.9       $    0.5

                                                                                   Pro
                                                                                  Forma
                                                      Reported Results           Results
                                                   -----------------------       --------
                                                     9M01            9M00          9M00
                                                   --------       --------       --------
Nine Months Year-to-Date
Sales                                              $2,064.7       $1,185.0       $2,436.9

Operating income                                        9.0           71.2          119.3
Operating income before special items                  31.0           84.6          132.2
Operating income before special items,
   depreciation and amortization                      103.9          117.1          208.9

Net income (loss)                                     (16.0)          29.1           63.7
Special items (income) - after tax                     11.3            8.7           (2.4)
Net income (loss) before special items             $   (4.7)      $   37.8       $   61.3

Earnings (loss) per share, diluted                 $   (.18)      $    .55       $    .69
Per share effect of special items,
  expense (income)                                 $    .13       $    .17       $   (.03)

                                                                                   Pro
                                                                                  Forma
                                                       Reported Results           Results
                                                   ----------------------         -------
Quarter                                             3Q01            3Q00           3Q00
                                                   ------          ------         -------
                                                             (Dollars in millions)
Net income - as reported                           $  2.9          $  0.5          $  2.9

SPECIAL ITEMS:
Merger and integration cost                          (0.1)           (7.8)             --
Charge for acquired profit in inventory                --            (1.2)             --
Equity investment restructuring cost                 (5.1)             --              --
Executive separation cost                              --              --            (8.5)
                                                   ------          ------          ------
    Subtotal - operating income pre-tax              (5.2)           (9.0)           (8.5)

             - after-tax                             (3.2)           (5.6)           (5.0)
                                                   ------          ------          ------
Net income before special items                    $  6.1          $  6.1          $  7.9
                                                   ======          ======          ======

                                                                                    Pro
                                                                                   Forma
                                                     Reported Results             Results
                                                   ----------------------         -------
                                                    9M01            9M00            9M00
                                                   ------          ------         -------
                                                          (Dollars in millions)
Nine Months Year-to-Date
Net income (loss) - as reported                    $(16.0)         $ 29.1          $ 63.7

SPECIAL ITEMS:
Employee separation and plant phase-out cost         (9.8)           (2.8)           (2.8)
Merger and integration cost                          (1.1)           (7.8)             --
Period cost of closed facilities                     (0.2)             --              --
Charge for acquired profit in inventory                --            (1.2)             --
Equity investment restructuring cost                 (6.1)             --              --
Executive separation cost                            (4.8)             --            (8.5)
Directors pension termination                          --            (0.8)           (0.8)
Write-off debt placement cost                          --            (0.8)           (0.8)
                                                   ------          ------          ------
    Subtotal - operating income                     (22.0)          (13.4)          (12.9)
Litigation settlement gain                            4.1              --              --
Investment write-down                                (0.6)             --              --
Other restructuring cost                               --            (0.6)           (0.6)
                                                   ------          ------          ------
    Subtotal  - pre-tax                             (18.5)          (14.0)          (13.5)

              - after-tax                           (11.3)           (8.7)           (8.1)
Hanna reversal of income tax reserve                   --              --            10.5
                                                   ------          ------          ------
Net income (loss) before special items             $ (4.7)         $ 37.8          $ 61.3
                                                   ======          ======          ======


TOTAL COMPANY REPORTED RESULTS

Total third quarter 2001 sales were $659.6 million or $181.3 million higher than third quarter 2000 sales on a reported basis. Sales in the third quarter of 2001 for each business segment reflected continued weak demand across most markets but particularly in markets related to auto production and electronics. First nine months of 2001 sales were $2,064.7 million, $879.7 million more than first nine months of 2000 on a reported basis. Third quarter and first nine months of 2001 sales are below the same period in 2000 on a comparable pro forma basis, see pro forma commentary below.

The operating income for the third quarter of 2001 was $15.5 million compared to income of $11.1 million in the third quarter of 2000. Operating income before special items, depreciation and amortization (OIBSIDA) was $41.3 million in the third quarter of 2001, $7.6 million higher than the third quarter of 2000. OIBSIDA was higher in the third quarter of 2001 primarily due to the inclusion of two additional months of the former Hanna operations in 2001 and partially offset by lower profitability in the R&I business segment. Third quarter 2001 OIBSIDA is below the same period in 2000 on a comparable pro forma basis, see commentary below.

The operating income for the first nine months of 2001 was $9.0 million versus $71.2 million operating profit during the first nine months of 2000 on a reported basis. OIBSIDA was $103.9 million in the first nine months of 2001 compared to $117.1 million in the first nine months of 2000. The primary driver for the lower results period to period was the deterioration of the Resin & Intermediates earnings by $47.3 million, offset by an increase in OIBSIDA for Performance Plastics and Elastomers & Additives by $15.7 million and $17.8 million, respectively, relating to the former Hanna operations.

TOTAL COMPANY RESULTS VERSUS 2000 PRO FORMA

Total sales of $659.6 million in the third quarter 2001 were 15% below the pro forma third quarter of 2000. The decline in third quarter sales was across all business units and related to weakness in the underlying markets and the U.S. economy, in particular automotive, electronics and certain segments within construction. Automotive production was down 12% (domestic producers were even weaker) from the third quarter of 2000 to the third quarter of 2001. Industrial production fell for the 12th straight month in September 2001 resulting in a third quarter decline of 6.2% on an annualized rate. Capacity utilization in the U.S. fell to 75%, seven percentage points lower than September last year, reaching the lowest level since 1983.

Total sales for the first nine months of 2001 were $2,064.7 million versus $2,436.9 million for the first nine months of 2000 on a pro forma basis, a 15% decline. The year over year decline in sales reflects the substantial weakening of the North American economy across all segments, particularly impacting the Company in the automotive and electronics markets. Management estimates that operating income for the first nine months of 2001 is down slightly more than $100 million as a direct result of the year over year sales volume decline.

The operating income in the third quarter of 2001 of $15.5 million was $0.6 million lower versus a pro forma third quarter 2000 income of $16.1. Third quarter 2001 OIBSIDA of $41.3 million was $7.6 million lower than third quarter 2000 pro forma OIBSIDA of $48.9 million. The operating income for the first nine months of 2001 was $9.0 million versus the 2000 pro forma income of $119.3. The first nine months of 2001 OIBSIDA was $103.9 million versus the 2000 pro forma OIBSIDA of $208.9 million. The quarterly and year-to-date earnings decline in 2001 from 2000 pro forma results was driven by lower sales volume across all businesses and weaker results in the Resin & Intermediates equity earnings, partially offset by cost reduction initiatives associated with the merger integration and announced restructuring initiatives.

BUSINESS SEGMENT INFORMATION

Below is a summary of business segment information showing both the "Reported Results" for the three and nine months ended September 30, 2001 and 2000 and the "Pro Forma Results" for the three and nine months ended September 30, 2000.

                                                                                    Pro Forma
                                                      Reported Results               Results
                                                 --------------------------          --------
                                                   3Q01              3Q00              3Q00
                                                 --------          --------          --------
                                                           (Dollars in millions)
Quarterly Results
-----------------
Sales:
    Performance Plastics                         $  456.7          $  401.4          $  539.9
    Elastomers & Additives                           98.4              39.5             120.2
    Distribution                                    115.6              40.5             127.1
    Resin & Intermediates                              --                --                --
    Other                                           (11.1)             (3.1)             (8.5)
                                                 --------          --------          --------
                                                 $  659.6          $  478.3          $  778.7
                                                 ========          ========          ========

Operating income (loss)
  before special items:
    Performance Plastics                         $   21.7          $   16.2          $   14.3
    Elastomers & Additives                            2.1               2.0               5.7
    Distribution                                      0.3               0.7               2.9
    Resin & Intermediates                             0.6               3.3               3.3
    Other                                            (4.0)             (2.1)             (1.6)
                                                 --------          --------          --------
                                                 $   20.7          $   20.1          $   24.6
                                                 ========          ========          ========

Operating income (loss)
  before special items, depreciation
  and amortization:
    Performance Plastics                         $   36.7          $   27.8          $   33.0
    Elastomers & Additives                            6.3               3.5              10.6
    Distribution                                      1.1               1.2               3.6
    Resin & Intermediates                             0.6               3.3               3.3
    Other                                            (3.4)             (2.1)             (1.6)
                                                 --------          --------          --------
                                                 $   41.3          $   33.7          $   48.9
                                                 ========          ========          ========

                                                                                    Pro Forma
                                                      Reported Results               Results
                                                 --------------------------         ---------
                                                   9M01              9M00              9M00
                                                 --------          --------         ---------
                                                            (Dollars in millions)
Nine Months Year-to-Date
Sales:
    Performance Plastics                         $1,430.1          $1,108.1          $1,694.3
    Elastomers & Additives                          313.9              39.5             376.0
    Distribution                                    354.5              40.5             388.2
    Resin & Intermediates                              --                --                --
    Other                                           (33.8)             (3.1)            (21.6)
                                                 --------          --------          --------
                                                 $2,064.7          $1,185.0          $2,436.9
                                                 ========          ========          ========

Operating income (loss)
  before special items:
    Performance Plastics                         $   45.9          $   55.0          $   72.4
    Elastomers & Additives                            8.0               2.0              22.1
    Distribution                                      1.4               0.7              10.2
    Resin & Intermediates                           (11.7)             35.6              35.6
    Other                                           (12.6)             (8.7)             (8.1)
                                                 --------          --------          --------
                                                 $   31.0          $   84.6          $  132.2
                                                 ========          ========          ========

Operating income (loss) before special
  items, depreciation and amortization:
    Performance Plastics                         $  101.2          $   85.5          $  132.5
    Elastomers & Additives                           21.3               3.5              36.4
    Distribution                                      3.9               1.2              12.5
    Resin & Intermediates                           (11.7)             35.6              35.6
    Other                                           (10.8)             (8.7)             (8.1)
                                                 --------          --------          --------
                                                 $  103.9          $  117.1          $  208.9
                                                 ========          ========          ========

COMMENTARY ON BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had third quarter 2001 sales of $456.7 million, which were 15% below pro forma third quarter 2000. A breakdown of the 2001 third quarter segment sales, by primary product group, is as follows:

                                                               % Change
                                                                 3Q01
                                                  % of         Sales vs.
                                                 Sales          3Q00 PF
                                                 -----         ---------
        N. American PC&C (NA PC&C)                 58%            -19%
        International PC&C                         19%             -9%
        Specialty Resin & Formulators              15%             -8%
        Engineered Films                            8%            -19%
                                                 ----            ----
        Performance Plastics                      100%            -15%
                                                 ====            ====

The total Performance Plastics segment's third quarter and first nine months of 2001 sales were lower than the same pro forma periods in 2000 by 15% and 16% respectively. Total Performance Plastics sales declines for both periods were driven by general economic weakness. Sales were also affected in International PC&C (Plastics Compounds and Colors) by the unfavorable Euro exchange impact, which impacted third quarter by approximately 2% and year-to-date by approximately 5%. NA PC&C, Europe and Engineered Films were severely impacted by automotive production (down 13% in N. America year over year), as was Specialty Resins and Formulators to a lesser extent. The year-to-date sales comparison is also adversely affected by reduced activity in certain residential construction markets, which impacted operations such as Specialty Resins in flooring and NA PC&C in windows and other residential lineal applications. In addition, the electronics market impacted PolyOne globally in wire and cable and business machines. In NA PC&C and Europe the wire and cable business has been severely impacted by the changes in the telecom industry, where in North America some of our customers' business is down by over 50%. As a result, sales in the North American wire and cable market are down 24% year over year. In addition, in some market segments due to economy related price pressure from competitors, PolyOne has decided to give up business and market share rather than match price.

OIBSIDA was $36.7 million in the third quarter of 2001, $3.7 million above pro forma third quarter of 2000. The improvement in earnings in the third quarter 2001 versus pro forma third quarter of 2000 is a direct reflection of the impact of strategic value capture initiatives, including restructurings and raw material cost reductions. OIBSIDA for the first nine months of 2001 was $101.2 million, a $31.3 million decline from the pro forma first nine months of 2000. Compared to 2000, the decrease in OIBSIDA for the first nine months of 2001 was primarily driven by the substantial decline in sales volume offset in part by cost savings initiatives.

ELASTOMERS & PERFORMANCE ADDITIVES sales were $98.4 million in the third quarter of 2001, an 18% decline compared to the pro forma third quarter 2000 sales. The first nine months of 2001 sales of $313.9 million were 17% below pro forma first nine months of 2000. In both cases, the change from the period a year ago was primarily driven by reduced domestic automotive production and tire tolling impacting both the elastomers and additives markets. Of the 17% year over year change, 14% resulted from lower demand in the automotive industry, 2% is due to lower tolling volumes and 1% is due to price decline. The automotive industry production is down 13% year-to-date. Moreover, the impact is exacerbated by our relative strong market share with Ford, General Motors and DaimlerChrysler, which collectively have lost share position year-to-date in the North American market.

OIBSIDA in the third quarter of 2001 was $6.3 million compared to $10.6 million in the pro forma third quarter of 2000. Third quarter 2001 earnings versus pro forma 2000 earnings were lower primarily due to the decrease in auto related shipments. Continuing "LEAN" manufacturing initiatives have resulted in lower manufacturing costs versus last year, but have not been enough to offset the adverse earnings impact from the substantial sales volume declines. OIBSIDA in the first nine months of 2001 was $21.3 million versus $36.4 million in the pro forma first nine months of 2000, again related to automotive production, tire tolling declines and general industrial economic conditions reducing demand.

DISTRIBUTION sales in the third quarter of 2001 were $115.6 million, a 9% decline from pro forma third quarter 2000. Sales in the first nine months of 2001 were $354.5 million, 9% below the same pro forma period last year. The change year over year for both the quarter and the nine months was driven by sales volume reductions and selling price declines related to lower raw material costs.

OIBSIDA in the third quarter of 2001 was $1.1 million and $2.5 million below pro forma third quarter of 2000. OIBSIDA in the first nine months of 2001 was $3.9 million, $8.6 million lower than the same pro forma period last year. Year over year changes for the quarter and nine months were driven by lower sales volumes and reduced margins.

RESIN & INTERMEDIATES (R&I) operating income before special items, consisting of equity income from joint ventures, allocated overhead support cost and cost associated with past operations was $0.6 million for the third quarter of 2001. The 2001 third quarter operating income was $2.7 million lower than the pro forma third quarter 2000 earnings, due primarily to decreased earnings from PolyOne's 24% investment in OxyVinyls. PolyOne's equity earnings from OxyVinyls in the third quarter 2001 and pro forma third quarter 2000 were income (before special charges) of $5.2 million and $5.8 million, respectively. PolyOne's equity earnings from Sunbelt in the third quarter 2001 and pro forma third quarter 2000 was a loss of $1.8 million and income of $0.9 million, respectively. The first nine months of 2001 operating income for the resins and intermediates business segment was a loss of $11.7 million, a $47.3 million decline from the same period last year. The primary change was OxyVinyls' results, reflecting lower sales volume and lower industry PVC resin selling prices as well as substantially higher energy costs, especially during the earlier part of the year.

Domestic PVC resin industry demand continued to be weak as effective capacity utilization approximated 87% in third quarter 2001 compared to 88% in the third quarter of 2000. Domestic PVC resin industry capacity utilization for the first nine months of 2001 was 88% compared to 94% for the same period of 2000. The domestic PVC resin industry average selling price decreased by $0.04/lb from the second quarter to the third quarter of 2001. However, largely due to a sharp drop in ethylene pricing, the industry was able to maintain most of the resin spread (selling prices of PVC resin less the cost of ethylene and chlorine), losing only $0.01/lb during the third quarter of 2001. The resin spread for the first nine months of 2001 is lower than the 2000 averages by $0.01/lb. For the third quarter 2001, higher energy costs lowered equity earnings by approximately $3.0 million, as compared to the third quarter 2000. For the first nine months of 2001, energy costs have adversely impacted equity earnings by $12 million.

OTHER consists primarily of corporate governance costs that are not allocated to business segments. These unallocated costs before special items were $4.0 million in the third quarter of 2001 and $12.6 million for the first nine months of 2001.

CAPITAL RESOURCES AND LIQUIDITY

For the first nine months of 2001, the Company generated $210 million of cash from operating and investing activities. Operating activities contributed $252.7 million of cash driven by a $211.7 million reduction in operating working capital. The reduction in operating working capital was comprised of a $135.5 million increase in accounts receivable securitization plus a $76.2 million reduction that resulted from management initiatives. Capital expenditures in the first nine months of 2001 continue to be driven by the two key information technology initiatives: projectOne (common SAP system platform) and Smart$ource (leveraging indirect equipment, supplies and services purchases with ARIBA software) and by the NA PC&C manufacturing reconfiguration.

During the first half of 2001, the Company's accounts receivable sale facility was increased to $250 million. As of September 30, 2001, $235.5 million of this facility was being utilized.

Capital expenditures for 2001 are projected to be approximately $75 million. Management is committed to fund key strategic initiatives, which are projected to approximate one-half of the total capital expenditures.

Cash used by financing activities during the first nine months of 2001 reflect a reduction in short-term debt and the payment of dividends, offset by cash received from the termination of interest rate swap agreements.

On September 30, 2001, $37.8 million of short-term bank debt was outstanding, of which $20.0 million was drawn on the Company's Five-Year Revolving Credit Facility. In October 2001, the Company's $100 million 364-Day Revolving Credit Facility expired.

The Company is in the process of amending its $200 million Five-Year Revolving Credit Facility, which expires October 2005. The proposed amendments will reduce the existing facility from $200 million to $150 million, reduce the maturity date to October 2004, and modify existing financial ratios to be maintained. Under the proposed amendments, at certain levels of financial ratios, restrictions would be placed on capital expenditures, acquisitions, increases in dividends and the securitization of assets. The Company anticipates that the proposed amendments will be finalized in November 2001. There can be no assurance that the amendments will be finalized until they are approved by the Company's bank group.

For the foreseeable future, if the proposed amendments to the Five-Year Revolving Credit Facility are approved and finalized, the Company believes it will have sufficient funds from operations, its credit facility and other available permitted borrowings to support dividends, debt service requirements, and normal capital and operating expenditures.

ENVIRONMENTAL MATTERS

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

The Company has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party in connection with several environmental sites. The Company has accrued $57.4 million to cover future environmental remediation expenditures, and does not believe any of the matters either individually or in the aggregate will have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents the Company's best estimate for the remaining remediation costs, based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives taken at these sites, it is possible that the ultimate costs to be incurred could be more or less than the accrual at September 30, 2001, by as much as $19.0 million or $15.0 million, respectively. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements."

Additional information related to the Company's environmental liabilities is included in Note N to the consolidated financial statements incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains statements concerning trends and other forward-looking information affecting or relating to PolyOne Corporation and its industries that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statements for a variety of factors including, but not limited to: (1) the risk that the former Geon and M.A. Hanna businesses will not be integrated successfully; (2) an inability to achieve or delays in achieving savings related to consolidation and restructuring programs; (3) unanticipated delays in achieving or inability to achieve cost reduction and employee productivity goals; (4) unanticipated costs related to the consolidation of Geon and M.A. Hanna; (5) the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses, and other political, economic and regulatory risks; (6) unanticipated changes in world, regional or U.S. plastic, rubber and PVC consumption growth rates affecting the Company's markets; (7) unanticipated changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM, chlor-alkali or other industries in which the Company participates; (8) fluctuations in raw material prices and supply and energy prices and supply, in particular, fluctuations outside the normal range of industry cycles; (9) unanticipated production outages or material costs associated with scheduled or unscheduled maintenance programs; (10) unanticipated costs or difficulties and delays related to the operation of joint venture entities; (11) lack of day-to-day operating control, including procurement of raw material feedstocks, of other equity or joint venture relationship companies; (12) lack of direct control over the reliability of delivery and quality of the primary raw materials utilized in the Company's products; and (13) partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES
        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. Submission of Matters to a Vote of Security Holders
        None.

ITEM 5. OTHER INFORMATION:
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a)     Exhibits:

                None.

        (b)     Reports on Form 8-K from July 1, 2001 through September 30,
                2001:

                - Form 8-K filed on July 5, 2001 announced a press release filed on June 21, 2001, whereby the Company announced selection of four Centers of Manufacturing Excellence within the Plastics Compounds and Colors engineered materials products, and the eventual closure of three other plants within that business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2001                           POLYONE CORPORATION




                                            /s/ W. D. Wilson
                                            ---------------------------------
                                            W. D. Wilson
                                            Vice President and
                                            Chief Financial Officer
                                            (Authorized Officer and
                                            Principal Financial Officer)



                                            /s/ G. P. Smith
                                            ---------------------------------
                                            G. P. Smith
                                            Corporate Controller and
                                            Assistant Treasurer
                                            (Principal Accounting Officer)