Form 10-K
period 2001-12-31
POLYONE CORP
filed 2002-04-01
CIK 1122976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001     COMMISSION FILE NUMBER 1-16091


                               POLYONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  OHIO                                                        34-1730488
         (State or other jurisdiction of                     (I.R.S. Employer Identification No)
         incorporation or organization)


Suite 36-5000, 200 Public Square, Cleveland, Ohio                             44114-2403
         (Address of principal executive offices)                             (Zip-Code)

         Registrant's telephone number, including area code     (216) 589-4000


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
Common Stock, par value $.01 per share          New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant as of March 25, 2002 was approximately $1,114.1 million. On this date, 91,166,922 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------


Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement to be filed with the Commission, on or about April 4, 2002, pursuant to Regulation 14A and incorporated by reference into Part III of this Form 10-K; and (2) Registrant's Annual Report distributed to shareholders for the fiscal year ended December 31, 2001, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 2001 Annual Report to shareholders is deemed to be filed as part of this Form 10-K.

Except as otherwise stated, the information contained in this report is given as of December 31, 2001, the end of the Registrant's last fiscal year.


PART  I
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF THE BUSINESS
-------  ---------------------------


PolyOne Corporation (PolyOne or Company) is a leading global polymer services company with operations in thermoplastic compounds, specialty resins, specialty polymer formulations, engineered films, color and additive systems, elastomer compounds and additives and thermoplastic resin distribution. PolyOne was formed on August 31, 2000 as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). PolyOne is a leader in delivering value to customers through its strengths in polymer technology, manufacturing and supply chain processes, information technology, environmental and safety performance, overall quality and operational excellence. The formation of PolyOne is discussed in more detail in Notes A and C to the Consolidated Financial Statements.

OPERATING SEGMENTS:
PolyOne operates in four business segments: Performance Plastics, Elastomers and Performance Additives (E&A), Distribution and Resin and Intermediates (R&I). Financial information regarding the Registrant's business segments is incorporated by reference to Note R to the Consolidated Financial Statements in the Registrant's Annual Report distributed to shareholders for the fiscal year ended December 31, 2001.

PERFORMANCE PLASTICS. PolyOne is a leading merchant producer of compounded plastics to the specifications of manufacturers of plastic products throughout North America, Europe and Asia. PolyOne engages in the custom compounding of plastic materials to the specifications of manufacturers of molded and extruded plastic products through its compounding business. PolyOne's compounds are used in end products such as appliance components, automotive trim, business equipment housing, computer disk drive components, bottles, pipe and pipe fitting, windows, wire and cable. Through its custom formulated colorants and additives business, PolyOne manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants and additives for customers in the plastic industry throughout North America, Europe, South America and Asia. PolyOne is also a leading North American producer of specialty vinyl dispersion resins. In addition, its business processes specialty dispersion resins with different additives, such as plastisizers and fillers, to produce liquid or solid plastisol formulations. PolyOne also produces formulations using urethanes and latex polymers. Through its engineered films business, PolyOne processes flexible compounds into rolls of various-gauge films. These products are incorporated into automotive instrument panels, airbags, furniture fabrics, loose-leaf binder covers, medical bloodbags and pool liners.

ELASTOMERS AND PERFORMANCE ADDITIVES. PolyOne engages in the custom compounding of rubber materials to the specifications of manufacturers of rubber products throughout North America through its rubber compounding and additives businesses. This includes products used in the manufacture of automobile hoses and belts, footwear, escalator railings and industrial conveyors. PolyOne also produces rubber colorants and additives for the rubber industry worldwide. PolyOne believes it is the largest independent custom rubber compounder in North America.

DISTRIBUTION. PolyOne distributes more than 3,500 grades of engineering and commodity resins and plastic compounds from approximately 12 major suppliers including its own polyvinyl chloride, or PVC, compounds through its distribution business. These products are sold to custom molders and extruders who convert them into plastic products. PolyOne's customers produce products that are sold to a number of different industries and end markets. PolyOne believes it is one of the leading distributors of plastic resins and compounds in North America.

RESIN AND INTERMEDIATES. PolyOne's Resin and Intermediates segment manufactures products such as PVC resins, vinyl chloride monomer, or VCM, and caustic soda. These products are sold to customers in the aluminum, paper and pulp and construction industries. This segment also produces intermediates, such as chlorine, for internal consumption by PolyOne's affiliates in the production of PVC resins. This segment consists primarily of investments in equity affiliates, principally Oxy Vinyls, LP (OxyVinyls) and SunBelt Chlor-Alkali Partnership (SunBelt).

COMPETITION:
The production of compounded plastics and the manufacture of custom formulated color and additives systems for the plastics industry is highly competitive, with product quality, service and price to customers being principal factors affecting competition. PolyOne believes it is a leading independent compounder of plastics in North America and Europe and one of the leading producers of custom formulated color and additive systems in the United States and Europe.

The custom compounding of rubber materials and the manufacture of rubber colorants and additives are highly competitive with product quality, service and price to customers being principal factors affecting competition. PolyOne believes it is a leading independent custom compounder of rubber in North America.

The distribution of polymer resin is highly competitive, with product quality, service and price to customers being principal factors affecting competition. PolyOne believes it is one of the leading distributors of plastic resins in North America.

RAW MATERIALS:
In PolyOne's Performance Plastics business, the primary raw materials are PVC resin, VCM, other resins, plasticizers, inorganic and organic pigments, and chemicals, all of which are in adequate supply. PolyOne is a party to long-term supply contracts with OxyVinyls, under which the majority of PolyOne's PVC resin and all of its VCM requirements will be supplied. The supply contracts have initial terms of 15 years (expiring in 2013) and have provisions for renewal after the initial contract term. PolyOne believes the supply contracts should assure availability of PVC resin and VCM, technical development and support and competitively priced PVC resin and VCM. PolyOne further believes that the pricing under these supply contracts provides PVC resin at a competitive cost to PolyOne.

In PolyOne's Elastomers and Performance Additives business, the primary raw materials are natural and synthetic rubbers, resins and chemicals, all of which are available in adequate supply.

PATENTS AND TRADEMARKS:
PolyOne owns numerous patents and trademarks, which are important in that they protect inventions and product names against infringement by others and thereby enhance PolyOne's position in the marketplace. The patents vary in duration of up to 20 years, and the trademarks have an indefinite life that is based upon continued use.

RESEARCH AND DEVELOPMENT:
PolyOne has developed substantial research and development capability. PolyOne's efforts are devoted to (1) developing new products to satisfy defined market needs, (2) providing quality technical services to assure the continued success of its products for its customers' applications, (3) providing technology for improvements to its products, processes and applications, and (4) providing support to its manufacturing plants for cost reduction, productivity and quality improvement programs. PolyOne operates a research and development center that supports its compounding and specialty resin operations. The laboratory is equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment and pilot plants and polymer compounding operations that simulate specific production processes for rapid translation of new technology into new products.

PolyOne spent $18.8 million in 2001, $21.4 million in 2000 and $18.5 million in 1999 on product research and product development. In 2002, PolyOne expects spending to show a small increase over 2001.

METHODS OF DISTRIBUTION:
PolyOne's Performance Plastics, Elastomers and Performance Additives and Distribution business segments primarily sell products through their direct sales personnel. The Performance Plastics business segment supplements its direct sales personnel with distributors and/or commissioned sales agents for various products and geographic areas. PolyOne's products are primarily transported to customers using truck carriers, with some customer product pick-ups at its operating facilities in all three of these business segments. In addition, PolyOne's Performance Plastics business segment ships products to some customers using railroad cars.

EMPLOYEES:
As of December 31, 2001, PolyOne had approximately 8,000 employees.

ENVIRONMENTAL, HEALTH AND SAFETY:
PolyOne is subject to various environmental laws and regulations concerning production; use and sale of chemicals; emissions to the air; discharges to waterways; the release of materials into the environment; the generation, handling, storage, transportation, treatment and disposal of waste materials; or otherwise relating to the protection of the environment. PolyOne endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of products and believes it is in compliance in all material respects with applicable laws and regulations.

PolyOne maintains a disciplined environmental and occupational safety and health compliance program and conducts periodic internal and external regulatory audits at its plants in order to identify and categorize potential environmental exposures, including compliance issues, and measures to address them. This is an effort that has required and may continue to require process or operational modifications and the installation of pollution control devices and cleanups. PolyOne incurred environmental expense of $3.9 million in 2001, $2.2 million in 2000 and $1.7 million in 1999.

PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. However, the risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the plants, as is the case with other companies involved in the plastics PVC industry. PolyOne cannot assure that it will not incur additional costs and liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws; regulations and related enforcement policies; discovery of unknown conditions; and claims for damages to property, persons or natural resources resulting from plant emissions or products, could also result in additional costs and liabilities to PolyOne.

A number of foreign countries and domestic local communities have enacted, or have under consideration, laws and regulations relating to the use and disposal of plastic materials. Widespread adoption of these laws and regulations, or public perception, may have an adverse impact on plastic materials. Although many of PolyOne's major markets are in durable, longer-life applications that could reduce the impact of any such environmental regulation, PolyOne cannot assure that more stringent regulation of use and disposal of plastics would not have an adverse effect on its business.

PolyOne conducts a comprehensive occupational safety and health program and believes it is in material compliance with applicable requirements.

PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party in connection with several environmental sites. While government agencies assert that potentially responsible parties are jointly and severally liable at these sites, in PolyOne's experience, interim and final allocation of liability costs are generally made based on the relative contribution of waste. However, where such allocations of costs based on relative contribution of waste have been made, PolyOne cannot assure that the relevant third parties will pay their share of the liability and related clean-up costs. In addition, PolyOne conducts investigations and remediation at several of its active and inactive facilities, and has assumed responsibility for environmental liabilities based on pre-1993 operations at sites formerly owned or operated by PolyOne or its predecessors. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own at its operations. Based on current information and estimates prepared by PolyOne's environmental engineers and consultants, PolyOne, at December 31, 2001, had accruals totaling $56.2 million to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne's best estimate within its range of estimated costs associated with probable remediation, based upon information and technology currently available and PolyOne's view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information and other factors, it is possible that PolyOne could incur costs in excess of the accrual at December 31, 2001. PolyOne's estimate of the liability may be revised as new regulations, technologies or additional information is obtained.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:
In the above "Description of the Business" section, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, for example, statements concerning trends and other forward-looking information affecting or relating to PolyOne and its industry. Actual results could differ materially from those expressed in or implied by these statements based on a variety of factors, which are incorporated by reference to page 37 of PolyOne's 2001 Annual Report to Shareholders.

ITEM 2.  PROPERTIES
-------  ----------

As of December 31, 2001, PolyOne, which is headquartered in Cleveland, Ohio, operated facilities in the United States and foreign countries. Substantially all of PolyOne's facilities are owned. The charts below list the principal facilities of PolyOne's business segments.

PERFORMANCE PLASTICS FACILITIES:

Vinyl Compounding                Specialty Dispersion Resin     Plastisol Formulators        Engineered Films
-----------------                --------------------------     ---------------------        ----------------
Avon Lake, Ohio                  Henry, Illinois                Bolton, England              Burlington, New Jersey
Burlington, New Jersey           Pedricktown, New Jersey        Kennesaw, Georgia            Lebanon, Pennsylvania
Conroe, Texas                                                   Los Angeles, California      Winchester, Virginia
Farmington, New Jersey                                          Melbourne, Australia         Yerington, Nevada
Long Beach, California                                          North Baltimore, Ohio        Upper Newton Falls,
Louisville, Kentucky                                            St. Louis, Missouri                Massachusetts
Niagara Falls, Ontario,                                         Sullivan, Missouri
    Canada                                                      Sussex, Wisconsin
Orangeville, Ontario,                                           Widnes, England
    Canada                                                      Hyde, England
Pasadena, Texas                                                 Dartford, England
Plaquemine, Louisiana                                           Newton, Aycliffe,
St. Remi de Naperville,                                                  England
   Quebec, Canada
Terre Haute, Indiana
Valleyfield, Quebec,
   Canada
Cartagena, Colombia
   (joint venture)
Melbourne, Australia
   (joint venture)
Singapore (joint venture)

Custom Formulated Colorants and Additives                      Custom Compounding
-----------------------------------------                      ------------------

Broadview Heights, Ohio                                        Macedonia, Ohio
Glendale, Arizona                                              Kingstree, South Carolina
Vonore, Tennessee                                              Dyersburg, Tennessee
Suwanee, Georgia                                               Bethlehem, Pennsylvania
Somerset, New Jersey                                           Seabrook, Texas
Florence, Kentucky                                             Houston, Texas
Gastonia, North Carolina                                       Corona, California
Elk Grove Village, Illinois                                    Gaggenau, Germany
St. Peters, Missouri                                           Barbastro, Spain
Fort Worth, Texas                                              Jurong, Singapore
Norwalk, Ohio                                                  Suzhou, China
Clinton, Tennessee (joint venture)                             Melle, Germany
Rancho Dominguez, California (joint venture)                   Forli, Italy (joint venture)
Gainesville, Georgia (joint venture)                           Civitanova, Italy (joint venture)
Toluca, Mexico                                                 Lecco, Italy (joint venture)
Assesse, Belgium                                               Istanbul, Turkey (joint venture)
Tossiat, France                                                Dortmund, Germany
Bendorf, Germany
Angered, Sweden
Manchester, England
Pudong (Shanghai), China
Glostrup, Denmark
Bangkok, Thailand
Gyor, Hungary

RESIN AND INTERMEDIATES FACILITIES:
OxyVinyls joint venture - various locations in North America
SunBelt joint venture - McIntosh, Alabama
Welvic Australia Pty Ltd. joint venture - various locations in Australia
  (February 2002)


ELASTOMERS AND PERFORMANCE ADDITIVES FACILITIES:
Burton, Ohio
Tillsonburg, Ontario, Canada
Jonesborough, Tennessee
DeForest, Wisconsin
Queretaro, Mexico
Chicago, Illinois
Kennedale, Texas
Kingstree, South Carolina
Dyersburg, Tennessee
Massillon, Ohio
Wynne, Arkansas
Santa Fe Springs, California

DISTRIBUTION FACILITIES:
Lemont, Illinois
Ayer, Massachusetts
Massillon, Ohio
Rancho Cucamonga, California
Statesville, North Carolina
Denver, Colorado
Chesterfield Township, Michigan
Eagan, Minnesota
St. Louis, Missouri
Vancouver, Washington
Grand Prairie, Texas
Mississauga, Ontario, Canada
Mexico - various locations



ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

In addition to the matters regarding the environment described above under the heading "Environmental, Health and Safety", PolyOne is involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters, which seek remedies or damages. In addition, PolyOne has been named in several lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers and their families at plants owned by PolyOne or its predecessors or on board ships owned or operated by PolyOne or its predecessors. PolyOne believes that any liability that may be finally determined should not have a material adverse effect on its financial condition taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE COMPANY.
----------------------------------

(INCLUDED PURSUANT TO INSTRUCTION 3 TO PARAGRAPH (B) OF ITEM 401 OF REGULATION S-K)

The table below lists information as of March 31, 2002, as to each executive officer of PolyOne, including his or her position with PolyOne as of that date and other positions held by him or her for at least the past five years. The executive officers are elected by the Board of Directors to serve one-year terms.

Roger W. Avakian
----------------
Age:  50

Vice President and Chief Technology Officer, September 1, 2000 to date. Vice President - M.A. Hanna Company, Rubber Compounding division, December 1999 to August 31, 2000. Various technical and technical management positions in the U.S. and Europe with GE Plastics (plastics resins), a business unit of General Electric Company, April 1980 to November 1999.

Bernard Baert
-------------
Age: 52

Vice President, International Operations, January 31, 2001 to date and General Manager, Color - Europe, September 1, 2000 to January 31, 2001. General Manager, M.A. Hanna Color Europe, November 1998 to August 31, 2000. General Manager, Wilson Color Europe, a division of M.A. Hanna Company, July 1997 to November 1998. General Manager Wilson Color North Europe operations March 1996 to July 1997.

Denis L. Belzile
----------------
Age:  45

Vice President, Specialty Resins and Formulators, September 1, 2000 to date. Vice President and General Manager - Specialty Resins and Formulators, The Geon Company, October 1999 to August 31, 2000. General Manager - Plastisol, The Geon Company, January 1998 to October 1999. Director - Plastisol Business, The Geon Company, May 1997 to January 1998. Senior Business Manager - Plastisol Resins, The Geon Company, January 1994 to May 1997.

Dennis A. Cocco
---------------
Age:  53

Vice President and Chief Investor and Communications Officer, September 1, 2000 to date. Vice President - Corporate and Investor Affairs, The Geon Company, January 1998 to August 31, 2000. Director of Marketing, The Geon Company, April 1993 to December 1997.

Diane J. Davie
--------------
Age: 46

Vice President and Chief Human Resources Officer, September 1, 2000 to date. Vice President, Human Resources, The Geon Company, May 1998 to August 31, 2000. Principal and Founder, Human Asset Strategies (human resources consulting), December 1995 to May 1998.

Ronald C. Kaminski, Sr.
-----------------------
Age: 59

Vice President and Chief Environmental, Health, Safety and Quality Officer, November 1, 2000 to date and Director of Technology, September 1, 2000 to November 1, 2000. Director of Research, The Geon Company, April 1998 to August 31, 2000. Director of Compound Technology, The Geon Company, September 1997 to April 1998. Director of Manufacturing Processes, The Geon Company, January 1994 to August 1997.

Daniel L. Kickel
----------------
Age:  52

Vice President and Chief Sourcing Officer, September 1, 2000 to date. Director of Sourcing and Supply Chain, The Geon Company, June 1999 to August 31, 2000. Director of Purchasing, The Geon Company, April 1995 to June 1999.

V. Lance Mitchell
-----------------
Age:  42

Group Vice President, Plastic Compounds and Colors, September 1, 2000 to date. Vice President and General Manager, Compounds, The Geon Company, May 1997 to August 31, 2000. Business Director, Compounds, The Geon Company, November 1993 to May 1997.

David D. Quester
----------------
Age:  49

Vice President, Engineered Films, January 31, 2001 to date and General Manager, Engineered Films, September 1, 2000 to January 31, 2001. Director of Manufacturing and Operational Business Development, The Geon Company, May 1999 to August 31, 2000. Director - Manufacturing of PVC Resins, The Geon Company, June 1997 to May 1999. Director - International Business Development, The Geon Company, June 1995 to May 1999.

John E. Quinn
-------------
Age:  54

Group Vice President, Elastomers and Performance Additives, September 1, 2000 to date. President, M.A. Hanna Rubber Compounding, May 1998 to August 31, 2000. General Manager Noryl(R) Resins Business, GE Plastics (plastics resins), a business unit of General Electric Company, 1991 to 1998.

Michael L. Rademacher
---------------------
Age:  51

Group Vice President, Distribution, September 1, 2000 to date. Senior Vice President - Plastics Americas, M.A. Hanna Company, January 2000 to August 31, 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000. Vice President of Distribution Services of Ashland Chemical, 1995 to 1998.

Wendy C. Shiba
--------------
Age:     51

Chief Legal Officer, November 15, 2001 to date and Vice President and Secretary, December 5, 2001 to date. Vice President, Bowater Incorporated (pulp and paper), 1997 to November 9, 2001, and Secretary and Assistant General Counsel, 1993 to November 9, 2001.


Kenneth M. Smith
----------------
Age:  47

Vice President and Chief Information Officer, September 1, 2000 to date. Vice President, Information Systems, The Geon Company, August 1999 to August 31, 2000 and Chief Information Officer, August 1997 to August 31, 1999. Director of Information Systems, The Geon Company, 1993 to 1997.

Thomas A. Waltermire
--------------------
Age:  52

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

W. David Wilson
---------------
Age:  48

Vice President and Chief Financial Officer, September 1, 2000 to date. Vice President and Chief Financial Officer, The Geon Company, May 1997 to August 31, 2000. Director of Business Management - Resins, The Geon Company, 1995 to May 1997.


PART  II
--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------  ----------------------------------------------------------------------

(a) PolyOne's common stock, $.01 par value per share, is listed on the New York Stock Exchange. The information required under this item is incorporated by reference to the table on page 34 of PolyOne's 2001 Annual Report to Shareholders under the caption "Quarterly Data (Unaudited)."

(b) As of March 25, 2002, there were approximately 3,582 holders of record of PolyOne's common stock.

(c) PolyOne has paid consecutive quarterly dividends of $.0625 per share of common stock during 2000 (since September 1, 2000, its formation date) and 2001. Future declarations of dividends on common stock are discretionary with the Board of Directors, and the declaration of any dividends will depend upon, among other things, earnings, capital requirements and the Company's financial condition. In addition, future dividends on common stock could be limited to $6 million per quarter if under the current revolving credit agreement the ratio of borrowed debt to EBITDA, as defined, exceeds 3.99.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

The information required by this item is incorporated by reference to page 35 of PolyOne's 2001 Annual Report to Shareholders under the caption "Selected Financial Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ----------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

The information required by this item is incorporated by reference to the caption "Management's Analysis" on pages 6 through 10, 12, 15 and 16 of PolyOne's 2001 Annual Report to Shareholders. This report contains statements concerning trends and other forward-looking information affecting or relating to PolyOne and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those expressed in or implied by these statements based on a variety of factors, which are incorporated by reference to page 37 of PolyOne's 2001 Annual Report to Shareholders under the caption "Cautionary Note on Forward-Looking Statements."


ITEM 7A.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK.
--------   -----------------------------------------------------------

The information required by this item is incorporated by reference to the captions "Concentration of Credit Risk" on page 18, "Derivative Financial Instruments" on page 19, "Financial Instruments" on pages 32 and 33 and "Market Risk Disclosures" on page 16 of PolyOne's 2001 Annual Report to Shareholders. This information contains statements concerning trends and other forward-looking information affecting or relating to PolyOne and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those expressed in or implied by these statements based on a variety of factors, which are incorporated by reference to page 37 of PolyOne's 2001 Annual Report to Shareholders under the caption "Cautionary Note on Forward-Looking Statements."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------    --------------------------------------------

The information required by this item is incorporated by reference to page 11, 13, 14 and 17 through 33 of PolyOne's 2001 Annual Report to Shareholders.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           ---------------------

None.

PART  III
--------------------------------------------------------------------------------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------     ---------------------------------------------------

The information regarding PolyOne's directors is incorporated by reference to the information contained in PolyOne's Proxy Statement to be filed on or about April 4, 2002 with respect to the 2002 Annual Meeting of Shareholders (2002 Proxy Statement). Information concerning executive officers is contained in Part I of this Report under the heading "Executive Officers of the Company".

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in PolyOne's 2002 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION.
--------     -----------------------

The information regarding executive compensation is incorporated by reference to the information contained in PolyOne's 2002 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------     ---------------------------------------------------------------

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in PolyOne's 2002 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The information regarding certain relationships and related transactions is incorporated by reference to the information contained in PolyOne's 2002 Proxy Statement.

PART  IV
--------------------------------------------------------------------------------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------     -------------------------------------------------------
             FORM 8-K.
             ---------

         (a)(1) and (2) and (d) - The response to these portions of Item 14 are submitted as a separate section of this Report beginning on page F-1 of this Report.

         (a)(3) and (c) - An index of Exhibits filed as part of this Report is located beginning on page I-1 of this report.

         (b) Reports on Form 8-K filed in the Fourth Quarter of 2001.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

                          POLYONE CORPORATION


                          /s/ W. David Wilson
                          -------------------
                          W. David Wilson
                          Vice President and Chief Financial Officer
                          (Authorized Officer and Principal Financial Officer)


                          /s/ Gregory P. Smith
                          --------------------
                          Gregory P. Smith
                          Corporate Controller and Assistant Treasurer
                          (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of April 1, 2002.


SIGNATURE                                       TITLE
---------                                       -----



/s/Thomas A. Waltermire            Chairman of the Board, President,
---------------------------        Chief Executive Officer and Director
Thomas A. Waltermire               (Principal Executive Officer)



/s/W. David Wilson                 Vice President and Chief Financial Officer
---------------------------        (Authorized Officer and Principal Financial
W. David Wilson                    Officer)



/s/Gregory P. Smith                Corporate Controller and Assistant Treasurer
---------------------------        (Principal Accounting Officer)
Gregory P. Smith



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

                          YEAR ENDED DECEMBER 31, 2001

                               POLYONE CORPORATION

                         ITEM 14(a)(1) AND (2) AND 14(d)
                         -------------------------------

                      POLYONE CORPORATION AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of PolyOne Corporation and subsidiaries, included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2001, filed as Exhibit 13.1 to this Form 10-K are incorporated herein by reference in Item 8.

     Consolidated statements of income - Years ended December 31, 2001, 2000 and
        1999.
     Consolidated balance sheets - December 31, 2001 and 2000.
     Consolidated statements of cash flows - Years ended December 31, 2001, 2000 and 1999.
     Consolidated statements of shareholders' equity - Years ended
        December 31, 2001, 2000 and 1999.
     Notes to consolidated financial statements - December 31, 2001.
     Quarterly data (unaudited) - Years ended December 31, 2001 and 2000.
     Report of Independent Auditors

The following financial statements of subsidiaries not consolidated and 50% or less owned persons filed as Exhibit 13.2 to this Form 10-K are incorporated by reference included in Item 14(d):

     Consolidated financial statements of Oxy Vinyls, LP from inception through December 31, 2001.

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

SCHEDULE II

                                                POLYONE CORPORATION AND SUBSIDIARIES
                                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                       (Dollars in millions)


                                                                   Charged to
                                       Balance at     Charged to       Other                                      Balance at
                                      Beginning of    Costs and      Accounts          Other          Other          End of
                                         Period        Expenses         (C)           Deductions     Additions        Period
                                      -------------- ------------- -------------- -------------- -------------- --------------
Year ended December 31, 2001
   Reserves for doubtful accounts        $  9.8         $ 4.7         $ ---          $(5.0) (A)      $ ---         $  9.5
   Accrued liabilities for
   environmental matters                   58.4           3.9            0.1          (6.2) (B)        ---           56.2

Year ended December 31, 2000
   Reserves for doubtful accounts        $  3.8         $ 5.0         $ ---          $(5.6) (A)      $  6.6 (E)    $  9.8
   Accrued liabilities for
   environmental matters                   44.1           2.2            0.3          (2.3) (B)        14.1 (E)      58.4

Year Ended December 31, 1999
  Reserves for doubtful accounts         $  4.5         $(1.3)        $ ---         $ (0.8) (A)      $  1.4 (D)    $  3.8
  Accrued liabilities for
  environmental matters                    45.9           1.7            0.1          (6.4) (B)         2.8 (D)      44.1





Notes:
(A)  - Accounts charged off.
(B)  - Represents cash payments during the year.
(C)  - Translation adjustments.
(D) - Represents the additional reserves related to businesses acquired on the date of acquisition.
(E) - Represents the additional reserves related to consolidation on date of consolidation.

                               POLYONE CORPORATION
                                Index to Exhibits


Exhibit       Description                                                             Filed:
-------       -----------                                                             ------
3.1           Articles of Incorporation                                                (k)

3.2           Regulations                                                              (k)

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

4.5           Associates Ownership Trust Agreement dated September 12, 1991
              between the Company and Wachovia Bank of North Carolina                  (b)

10.1 +        Long-Term Incentive Plan, as amended and restated                        (a)

10.2 +        Incentive Stock Plan, as amended and restated through
              August 31, 2000                                                          (k)

10.3 +        1995 Incentive Stock Plan, as amended and restated through
              August 31, 2000                                                          (k)

10.4 +        1998 Interim Stock Award Incentive Plan, as amended and restated
              through August 31, 2000                                                  (k)

10.5 +        1999 Incentive Stock Plan, as amended and restated                       (k)
              through August 31, 2000

10.6 +        2000 Stock Incentive Plan                                                (j)

10.7 +        Benefit Restoration Plan (Section 415)                                   (f)

10.8 +        Benefit Restoration Plan (Section 401(a)(17))                            (f)



Exhibit       Description                                                             Filed:
-------       -----------                                                             ------

10.9a +       Senior Executive PolyOne Annual Incentive Plan (amended                  (k)
              as of February 28, 2001 by Exhibit A [Definition of Change of
              Control] to Exhibit 10.9b below)

10.9b +       Strategic Improvement Incentive Plan Overview and Form of Award            *

10.10 +       Non-Employee Directors Deferred Compensation Plan effective              (k)
              December 9, 1993, as amended

10.11a +      Form of Management Continuity Agreement                                  (k)

10.11b +      Schedule of Executives with Management Continuity Agreements              *

10.12a        U.S. $85 million Fourth Amended and Restated Trade Receivables            *
              Purchase and Sale Agreement, dated May 28, 1999 among The Geon
              Company, CIESCO, L.P., Corporate Receivables Corporation and
              Citicorp North America, Inc. as Agent

10.12b        U.S. $85 million Third Amended and Restated Parallel Purchase             *
              Commitment date as of May 28, 1999 among The Geon Company, the Banks Named therein and Citicorp North America, N.A., as agent

10.12c        Letter Amendment No. 4, dated as of March 14, 2001, among the Company,    *
              the Investors, the Banks, and Citicorp North America, Inc. as agent, amending Exhibits 10.12a and 10.12b by, INTER ALIA, increasing the
              Commitment thereunder to $200 million

10.12d        Letter Amendment No. 5, dated as of June 22, 2001, among the Company,      *
              the Investors, the Banks, and Citicorp North America, Inc. as agent, amending Exhibits 10.12a and 10.12b by, INTER ALIA, increasing the
              Commitment thereunder to $250 million

10.13         Intentionally omitted.

10.14         Amended and Restated Instrument Guaranty dated as of
              December 19, 1996                                                        (f)

10.15         Amended and Restated Plant Services Agreement between the Company
              and The B.F. Goodrich Company                                            (f)

10.16         Amended and Restated Assumption of Liabilities and indemnification
              Agreement dated March 1, 1993 and amended and restated
              April 27, 1993                                                           (f)

10.17a        Partnership Agreement, by and between 1997 Chloralkali Venture Inc.
              and Olin Sunbelt, Inc.                                                   (e)

10.17b        Amendment to aforesaid Partnership Agreement (Addition of  Section
              5.03 of Article 5)                                                       (g)

10.17c        Amendment to aforesaid Partnership Agreement (Addition of
              Section 1.12)                                                            (g)



Exhibit       Description                                                             Filed:
-------       -----------                                                             ------
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

10.22         Limited Partnership Agreement of Oxy Vinyls, LP                          (i)

10.23         Asset Contributions Agreement - PVC Partnership (Geon)                   (i)

10.24         Parent Agreement (Oxy Vinyls, LP)                                        (i)

10.25         Parent Agreement (PVC Powder Blends, LP) and Business Opportunity
              Agreement                                                                (i)

10.26a        Amendment, Waiver and Consent No. 4, dated as of March 28, 2002, to       *
              the $200 million  Five-Year Credit Agreement dated as of  October 30,
              2000, among the Company, Citicorp USA, Inc. and the other banks signatory thereto

10.26b        $200 million Five Year Credit Agreement dated October 30, 2000,           *
              among the Company, Citicorp USA and the other banks signatory thereto, as amended and restated as of  March 28, 2002

13.1          Annual Report to Shareholders for the Year Ended December 31, 2001        *

13.2          Audited Financial Statements of Oxy Vinyls, LP                            *

21            Subsidiaries                                                              *

23.1          Consent of Independent Auditors - Ernst & Young LLP                       *

23.2          Consent of Independent Auditors - Arthur Andersen LLP                     *

99.1          Letter re: Arthur Andersen LLP                                            *


--------------------------------------------------------------------------------

  + Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

  *  Filed herewith

(a) Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company's definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.

(b) Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company's Form 8-K dated September 12, 1991, SEC File No. 1-05222.

(c) Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company's Form S-3 dated September 18, 1991, SEC File No. 1-05222.

(d) Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company's Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.

(e) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.

(f) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.

(g) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.

(h) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.

(i) Incorporated by reference to the corresponding Exhibit filed with The Geon Company's Form 8-K filed on May 13, 1999, SEC File No.1-11804.

(j) Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to Form S-4 Registration Statement No. 333-37344, dated
     July 31, 2000.

(k) Incorporated by reference to the corresponding Exhibit filed with PolyOne Corporation's Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.