Form 10-K/A
period 2001-12-31
POLYONE CORP
filed 2002-04-12
CIK 1122976

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                     TO THE

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001      COMMISSION FILE NUMBER 1-16091


                               POLYONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            OHIO                                        34-1730488
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)


Suite 36-5000, 200 Public Square, Cleveland, Ohio             44114-2403
         (Address of principal executive offices)              (Zip-Code)

Registrant's telephone number, including area code            (216) 589-4000


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                                        Name of each
        Title of each class                      exchange on which registered
        -------------------                      ----------------------------
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

Although Exhibit 10.26b, the $200 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA and the other banks signatory thereto, and Exhibit 21, Subsidiaries, are being refiled herewith, the complete text of Item 14 is included in this Form 10-K/A pursuant to Rule 12b-15 of the Securities Exchange Act of 1934. Accordingly, Item 14 is hereby amended and restated in its entirety as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

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
           3.1           Articles of Incorporation                                                      (k)

           3.2           Regulations                                                                    (k)

           4.2           Indenture dated as of December 1, 1995 between the Company
                         and NBD Bank, Trustee                                                          (f)

           4.3           Indenture dated November 9, 1996 between the Company and
                         NBD Bank, as trustee, governing the Company's Medium Term
                         Notes                                                                          (d)

           4.4           Indenture dated September 15, 1991 between the Company and
                         Ameritrust Company, National Association, Trustee related to
                         theCompany's $150,000,000 aggregate amount of 9.375% Senior
                         Notes due 2003                                                                 (c)

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

           10.9b +       Strategic Improvement Incentive Plan Overview and Form of Award                (l)

           10.10 +       Non-Employee Directors Deferred Compensation Plan effective                    (k)
                         December 9, 1993, as amended

           10.11a +      Form of Management Continuity Agreement                                        (k)

           10.11b +      Schedule of Executives with Management Continuity Agreements                   (l)

           10.12a        U.S. $85 million Fourth Amended and Restated Trade Receivables                 (l)
                         Purchase and Sale Agreement, dated May 28, 1999 among The
                         Geon Company, CIESCO, L.P., Corporate Receivables
                         Corporation and Citicorp North America, Inc. as Agent

           10.12b        U.S. $85 million Third Amended and Restated Parallel Purchase                  (l)
                         Commitment date as of May 28, 1999 among The Geon
                         Company, the Banks Named therein and Citicorp North America,
                          N.A., as agent

           10.12c        Letter Amendment No. 4, dated as of March 14, 2001, among the                  (l)
                         Company, the Investors, the Banks, and Citicorp North America,
                         Inc. as agent, amending Exhibits 10.12a and 10.12b by, INTER ALIA, increasing the Commitment thereunder to $200 million

           10.12d        Letter Amendment No. 5, dated as of June 22, 2001, among the                   (l)
                         Company, the Investors, the Banks, and Citicorp North America,
                         Inc. as agent, amending Exhibits 10.12a and 10.12b by, INTER ALIA, increasing the Commitment thereunder to $250 million

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

           10.22         Limited Partnership Agreement of Oxy Vinyls, LP                                (i)

           10.23         Asset Contributions Agreement - PVC Partnership (Geon)                         (i)

           10.24         Parent Agreement (Oxy Vinyls, LP)                                              (i)

           10.25         Parent Agreement (PVC Powder Blends, LP) and Business

                         Opportunity Agreement                                                          (i)

           10.26a        Amendment, Waiver and Consent No. 4, dated as of March 28,                     (l)
                         2002, to the $200 million  Five-Year Credit Agreement dated as of October 30, 2000, among the Company, Citicorp USA, Inc.
                         and the other banks signatory thereto

           10.26b        $200 million Five Year Credit Agreement dated October                           *
                         30, 2000, among the Company, Citicorp USA and the
                         other banks signatory thereto, as amended and restated
                         as of March 28, 2002

           13.1          Annual Report to Shareholders for the Year Ended December 31, 2001             (l)

           13.2          Audited Financial Statements of Oxy Vinyls, LP                                 (l)

           21            Subsidiaries                                                                    *
           23.1          Consent of Independent Auditors - Ernst & Young LLP                            (l)



           23.2         Consent of Independent Auditors - Arthur Andersen LLP                           (l)

           99.1         Letter re: Arthur Andersen LLP                                                  (l)
           ----------------------------------------------------------------------

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

               (l) Incorporated by reference to the corresponding Exhibit filed with PolyOne Corporation's Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091.

(b) Reports on Form 8-K filed in the Fourth Quarter of 2001.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2002.

                                        POLYONE CORPORATION

                                        By: /s/ Gregory P. Smith
                                            -----------------------------
                                            Name: Gregory P. Smith
                                            Title: Controller
                                            (Duly Authorized Representative)

                               PolyOne Corporation
                                  Exhibit Index

Exhibit No.                Description

10.26b $200 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA and the other banks signatory thereto, as amended and restated as of March 28, 2002.

21                         Subsidiaries