Form 10-Q
period 2002-03-31
POLYONE CORP
filed 2002-05-15
CIK 1122976

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2002.       COMMISSION FILE NUMBER 1-16091.


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

                                    Yes   X    No
                                        -----     -----

As of April 30, 2002, there were 91,175,759 common shares outstanding.

================================================================================

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS


                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                    2002                  2001
                                                                                   ------                ------
Sales                                                                              $613.2                $709.7
Operating costs and expenses:
  Cost of sales                                                                     503.9                 598.4
  Selling and administrative                                                         81.1                  81.9
  Depreciation and amortization                                                      18.3                  26.4
Employee separation and plant phase-out                                                .9                   8.9
Merger and integration costs                                                            -                   5.3
Loss from equity affiliates and minority interest                                     2.5                  12.1
                                                                                   ------                ------
Operating income (loss)                                                               6.5                 (23.3)
Interest expense                                                                     (8.8)                (12.9)
Interest income                                                                        .2                    .2
Other expense, net                                                                   (3.7)                 (2.3)
                                                                                   ------                ------
Loss before income taxes and cumulative effect
 of change in accounting method                                                      (5.8)                (38.3)
Income tax benefit                                                                    2.2                  16.9
                                                                                   ------                ------
Loss before cumulative effect of a change in accounting                              (3.6)                (21.4)
Cumulative effect of a change in goodwill accounting,
 net of income tax benefit of $1.0 million                                          (53.7)                    -
                                                                                   ------                ------
Net loss                                                                           $(57.3)               $(21.4)
                                                                                   ======                ======
Loss per common share:
  Basic loss per share before effect of change in accounting                       $ (.04)               $ (.24)
  Cumulative effect of a change in accounting                                        (.60)                    -
                                                                                   ------                ------
  Basic loss per share                                                             $ (.64)               $ (.24)
                                                                                   ======                ======
  Diluted loss per share before effect of change in accounting                     $ (.04)               $ (.24)
  Cumulative effect of a change in accounting                                        (.60)                    -
                                                                                   ------                ------
  Diluted loss per share                                                           $ (.64)               $ (.24)
                                                                                   ======                ======
Weighted average shares used to compute earnings per share:
  Basic                                                                              90.0                  89.7
  Diluted                                                                            90.0                  89.7

Dividends paid per share of common stock                                           $.0625                $.0625

         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)



                                                                                       March 31,        December 31,
                                                                                         2002               2001
                                                                                       --------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $   22.5               18.2
  Trade accounts receivable, net                                                          205.2              135.6
  Other receivables                                                                         8.0               11.4
  Inventories                                                                             271.7              255.3
  Deferred income tax assets                                                               48.5               48.6
  Other current assets                                                                     17.8               16.5
                                                                                       --------           --------
    Total current assets                                                                  573.7              485.6
Property, net                                                                             673.4              683.6
Investment in equity affiliates                                                           283.1              287.9
Goodwill and other intangible assets, net                                                 481.5              537.3
Other non-current assets                                                                   46.8               66.8
                                                                                       --------           --------
    Total assets                                                                       $2,058.5           $2,061.2
                                                                                       ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank debt                                                                 $   64.2           $   14.7
  Accounts payable                                                                        333.2              311.4
  Accrued expenses                                                                        164.3              169.4
  Current portion of long-term debt                                                         4.1                4.6
                                                                                       --------           --------
    Total current liabilities                                                             565.8              500.1
Long-term debt                                                                            424.4              426.8
Deferred income tax liabilities                                                            58.5               64.5
Post-retirement benefits other than pensions                                              125.2              126.2
Other non-current liabilities, including pensions                                         215.3              214.5
Minority interest in consolidated subsidiaries                                             15.9               15.7
                                                                                       --------           --------
    Total liabilities                                                                   1,405.1            1,347.8
Shareholders' equity:
  Preferred stock, 40.0 shares authorized, no shares issued                                   -                  -
  Common stock, $.01 par, 400.0 shares authorized, 122.2 shares issued
   at March 31, 2002 and December 31, 2001                                                  1.2                1.2
  Other shareholders' equity                                                              652.2              712.2
                                                                                       --------           --------
    Total shareholders' equity                                                            653.4              713.4
                                                                                       --------           --------
    Total liabilities and shareholders' equity                                         $2,058.5           $2,061.2
                                                                                       ========           ========


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                             --------------------
                                                                              2002          2001
                                                                             ------        ------
OPERATING ACTIVITIES
  Net loss                                                                   $(57.3)       $(21.4)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Employee separation and plant phase-out charges                             0.9           8.9
    Cash payments on employee separation and plant phase-out                   (4.0)         (1.2)
    Cumulative effect of a change in accounting                                53.7             -
    Depreciation and amortization                                              18.3          26.4
    Investment write-down, loss on sale of equity affiliate                     1.5             -
    Companies carried at equity:
      Loss                                                                      2.5          12.1
      Dividends received                                                          -           1.0
    Change in assets and liabilities:
      Operating working capital:
        Accounts receivable                                                   (70.3)         40.7
        Inventories                                                           (16.5)         14.2
        Accounts payable                                                       22.8          30.6
      Accrued expenses and other                                               16.4         (33.0)
                                                                             ------        ------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              (32.0)         78.3

INVESTING ACTIVITIES
  Capital expenditures                                                        (10.7)        (19.3)
  Return of cash from equity affiliates                                         1.3           2.2
  Other                                                                         0.8          (3.1)
                                                                             ------        ------
NET CASH PROVIDED (USED) BY OPERATING AND INVESTING ACTIVITIES                (40.6)         58.1

FINANCING ACTIVITIES
  Change in short-term debt                                                    49.2         (59.4)
  Change in long-term debt                                                     (0.6)          1.9
  Net proceeds from the exercise of stock options                               2.7             -
  Dividends                                                                    (5.8)         (5.6)
                                                                             ------        ------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               45.5         (63.1)
Effect of exchange rate changes on cash                                        (0.6)         (0.8)
                                                                             ------        ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4.3          (5.8)
Cash and cash equivalents at beginning of year                                 18.2          37.9
                                                                             ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 22.5        $ 32.1
                                                                             ======        ======


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (IN MILLIONS, SHARES IN THOUSANDS)


                                                                                                                        Accumulated
                                             Common                                               Common                   Other
                                             Shares                      Additional               Stock       Share      Non-Owner
                                  Common     Held in            Common     Paid-In    Retained    Held in   Ownership     Equity
                                  Shares    Treasury   Total    Stock      Capital    Earnings   Treasury     Trust       Changes
                                 -------    --------   ------   ------   ----------   --------   --------   ---------   -----------

BALANCE JANUARY 1, 2001          122,192     28,315    $827.6    $1.2      $1,057.6    $169.3    $(321.9)    $(25.5)      $ (53.1)
Non-owner equity changes:
  Net loss                                              (21.4)                          (21.4)
  Translation adjustment                                (10.4)                                                              (10.4)
                                                       ------
Total non-owner equity changes                          (31.8)
Stock-based compensation and
 exercise of  options                            16       1.1                                                   4.5          (3.4)
Adjustment to market value                                  -                  12.4                           (12.4)
Cash dividends                                           (5.6)                           (5.6)
                                 -------     ------    ------    ----      --------    ------    -------     ------       -------
BALANCE MARCH 31, 2001           122,192     28,331    $791.3    $1.2      $1,070.0    $142.3    $(321.9)    $(33.4)      $ (66.9)
                                 =======     ======    ======    ====      ========    ======    =======     ======       =======






BALANCE JANUARY 1, 2002          122,192     31,175    $713.4    $1.2      $1,072.7    $100.3    $(350.1)    $ (5.3)      $(105.4)
Non-owner equity changes:
  Net loss                                              (57.3)                          (57.3)
  Translation adjustment                                 (0.3)                                                               (0.3)
                                                       ------
Total non-owner equity changes                          (57.6)
Stock based compensation and
 benefits and exercise of                      (175)      3.4                  (1.1)                 2.6        1.6           0.3
 options
Adjustment to market value                                  -                   2.3                            (2.3)
Cash dividends                                           (5.8)                           (5.8)
                                 -------     ------    ------    ----      --------    ------    -------     ------       -------
BALANCE MARCH 31, 2002           122,192     31,000    $653.4    $1.2      $1,073.9    $ 37.2    $(347.5)    $ (6.0)      $(105.4)
                                 =======     ======    ======    ====      ========    ======    =======     ======       =======

         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 of PolyOne Corporation.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2002.


NOTE B - ACCOUNTING CHANGE

PolyOne adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed at least annually for impairment. PolyOne does not have any indefinite lived intangible assets. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

As part of adopting this standard as of January 1, 2002, PolyOne completed a transitional impairment review for goodwill impairment during the first quarter of 2002 for each of its reporting units. We determined that the carrying value of the Engineered Films reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, we completed the assessment of the implied fair value of goodwill for the Engineered Films reporting unit, which resulted in an impairment loss for goodwill of $54.7 million ($53.7 million after tax). The Engineered Film reporting unit is included in the Performance Plastics segment. This transitional impairment loss was recognized as the cumulative effect of an accounting change. The fair value of all other reporting units at January 1, 2002 as determined by the valuation techniques noted above exceed their respective carrying value. The transitional impairment loss is a one-time charge and will not impact the future cash flows of our businesses.

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the three months ended March 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142:

                                                                    Three Months Ended
                                                                          March 31,
                                                                  -----------------------
(In millions)                                                      2002             2001
-------------                                                     ------           ------
Reported net loss                                                 $(57.3)          $(21.4)
Cumulative effect of change in accounting, net of tax               53.7                -
Goodwill amortization, net of tax                                      -              3.0
Workforce amortization, net of tax                                     -              0.6
                                                                  ------           ------
Adjusted net loss                                                 $ (3.6)          $(17.8)
                                                                  ======           ======
Basic loss per share:
  As reported                                                     $ (.64)          $ (.24)
  Cumulative effect of change in accounting, net of tax              .60                -
  Goodwill amortization, net of tax                                    -              .03
  Workforce amortization, net of tax                                   -              .01
                                                                  ------           ------
  Adjusted basic loss per share                                   $ (.04)          $ (.20)
                                                                  ======           ======
Diluted loss per share:
  As reported                                                     $ (.64)          $ (.24)
  Cumulative effect of change in accounting, net of tax              .60                -
  Goodwill amortization, net of tax                                    -              .03
  Workforce amortization, net of tax                                   -              .01
                                                                  ------           ------
  Adjusted diluted loss per share                                 $ (.04)          $ (.20)
                                                                  ======           ======



NOTE C - ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion
No. 30, "Reporting the Results of Operations - Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". PolyOne adopted SFAS No. 144 beginning on January 1, 2002. The adoption did not have any impact on our consolidated financial position, results of operations or cash flows.


NOTE D - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by business segment, are as follows:

                                                  Elastomers &
                                  Performance      Performance
(In millions)                      Plastics         Additives      Distribution     Other       Total
-------------                    -----------      ------------     ------------     -----       ------
December 31, 2001                   $370.1           $106.2           $  -           $  -       $476.3
Reclassification of workforce         13.5              8.8            1.6            1.3         25.2
Impairment                           (54.7)               -              -              -        (54.7)
                                    ------           ------           ----           ----       ------
March 31, 2002                      $328.9           $115.0           $1.6           $1.3       $446.8
                                    ======           ======           ====           ====       ======

Information regarding PolyOne's other intangible assets follows:

                                            As of March 31, 2002                       As of December 31, 2001
                                 --------------------------------------      --------------------------------------
                                 Acquisition     Accumulated                 Acquisition     Accumulated
(In millions)                       Cost        Amortization       Net          Cost        Amortization       Net
-------------                    -----------    ------------      -----      -----------    ------------      -----
Non-contractual customer
 relationships                     $16.4            $(2.2)        $14.2         $16.4         $ (2.0)         $14.4
Sales contract                      12.9             (2.8)         10.1          12.9           (2.3)          10.6
Assembled workforce                    -                -             -          30.7           (5.5)          25.2
Patents, technology and other       14.4             (4.0)         10.4          14.4           (3.6)          10.8
                                   -----            -----         -----         -----          -----          -----
Total                              $43.7            $(9.0)        $34.7         $74.4         $(13.4)         $61.0
                                   =====            =====         =====         =====         ======          =====

Amortization expense of other intangible assets was $1.1 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $5 million per year.


NOTE E - INVENTORIES

Components of inventories are as follows:

                                                     March 31,         December 31,
(In millions)                                          2002                2001
-------------                                       ---------          ------------
Finished products and in-process inventories          $169.9              $154.8
Raw materials and supplies                             119.0               117.0
                                                      ------              ------
                                                       288.9               271.8
LIFO Reserve                                           (17.2)              (16.5)
                                                      ------              ------
Total Inventories                                     $271.7              $255.3
                                                      ======              ======


NOTE F - INCOME TAXES

PolyOne's reported effective tax rate was 37.9% for the three-months ended March 31, 2002 and 44.1% for the three-months ended March 31, 2001. The principal difference in the 2001 rate is due to non-deductible goodwill amortization resulting from purchase accounting.

NOTE G - INVESTMENT IN EQUITY AFFILIATE

PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the three-months ended March 31, 2002 and 2001, and summarized balance sheet information as of March 31, 2002 and December 31, 2001.

                                                                    Three Months Ended
                                                                          March 31,
                                                                  -----------------------
(In millions)                                                      2002             2001
-----------                                                       ------           ------
Net sales                                                         $278.8           $439.6
Employee severance and costs associated with the
 temporary idling of plant                                          (3.1)            (4.4)
Operating income (loss)                                              0.1            (44.8)
Partnership loss as reported by OxyVinyls                           (1.3)           (49.4)
PolyOne's ownership of OxyVinyls                                      24%              24%
                                                                  ------           ------
PolyOne's proportionate share of OxyVinyls' loss                    (0.3)           (11.9)
Amortization of the difference between PolyOne's
 investment and its underlying share of OxyVinyls' equity            0.1              0.2
                                                                  ------           ------
Loss of equity affiliate recorded by PolyOne                      $ (0.2)          $(11.7)
                                                                  ======           ======

                                         March 31,        December 31,
(In millions)                              2002               2001
-------------                            ---------        ------------
Current assets                           $  267.6           $  287.2
Non-current assets                          980.1            1,006.1
                                         --------           --------
  Total assets                           $1,247.7           $1,293.3
                                         ========           ========

Current liabilities                      $  133.9           $  178.7
Non-current liabilities                      82.1               81.6
                                         --------           --------
  Total liabilities                         216.0              260.3
                                         ========           ========

Partnership capital                      $1,031.7           $1,033.0
                                         ========           ========

OxyVinyls loss during the first quarter of fiscal 2002 reported above includes a special, pre-tax charge of $3.1 million, related to employee severance costs and costs associated with the temporary idling of a plant. Our proportionate share of this special item was $0.7 million. OxyVinyls loss during the first quarter of fiscal 2001 reported above includes a special, pre-tax charge of $4.4 million, all of which related to involuntary severance, outplacement costs and other employee related separation benefits. Our proportionate share of this special item was $1.0 million.

PolyOne's Resin and Intermediates segment also includes the Sunbelt Chlor-Alkali Partnership (owned 50%) and Welvic Australia Pty Ltd. (owned 37.4%) equity affiliates. The Performance Plastics segment includes the DH Compounding Company (owned 50%), Geon/Polimeros Andinos (owned 51%), SPCGeon PTE Limited (owned 50%) and Techmer, PM, LLC (51%) equity affiliates. Combined summarized financial information for these equity affiliates is presented below.

                                  Three Months Ended
                                       March 31,
                                  ------------------
(In millions)                      2002         2001
------------                      -----        -----
Net sales                         $95.2        $93.9
Operating income                    2.4          4.9
Net income (loss)                  (1.7)         1.1
                                  =====        =====

NOTE H - LOSS PER SHARE COMPUTATION

Weighted average shares outstanding are computed as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(In millions)                                                2002        2001
-------------                                                ----        ----
Weighted-average shares - Basic:
  Weighted-average shares outstanding                        90.6        90.1
  Less unearned portion of restricted stock awards
   included in outstanding shares                             (.6)        (.4)
                                                             ----        ----
                                                             90.0        89.7
                                                             ====        ====
Weighted-average shares - Diluted:
  Weighted-average shares outstanding - basic                90.0        89.7
  Plus unearned portion of restricted stock awards
   included in outstanding shares                               -           -
  Plus dilutive impact of stock options
   and stock awards                                             -           -
                                                             ----        ----
                                                             90.0        89.7
                                                             ====        ====

Basic loss per common share is computed as net loss available to common shareholders divided by weighted-average basic shares outstanding. Diluted loss per common share is computed as net loss available to common shareholders divided by weighted-average diluted shares outstanding.

At March 31, 2002 and March 31, 2001, PolyOne has excluded all outstanding options from the calculation of diluted loss per share because they have an anti-dilutive effect (0.9 million shares at March 31, 2002). There was no impact from stock options and stock awards at March 31, 2001.


NOTE I - BUSINESS COMBINATIONS

On August 31, 2000, PolyOne was formed as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna), with Geon as the acquiring entity. As a result of the acquisition of Hanna, PolyOne incurred employee separation and plant phase-out costs for incremental expenditures to exit and consolidate activities at former Hanna locations, to involuntarily sever employees and to integrate operating locations and other activities of the newly formed PolyOne. The components of the acquisition integration liabilities are as follows:

                                             Employee Separation               Plant Phase-Out Costs
                                           -----------------------           -------------------------
                                           Number of                          Cash            Asset
(In millions, except employee numbers)     Employees         Costs           Closure       Write-Downs       Total
--------------------------------------     ---------         -----           -------       -----------       -----
Balance at December 31, 2001                  404            $11.8            $ 6.6           $  .4          $18.8
Utilized in 2002                              (39)            (1.9)            (1.4)            (.1)          (3.4)
                                              ---            -----            -----           -----          -----
Balance at March 31, 2002                     365            $ 9.9            $ 5.2           $  .3          $15.4
                                              ===            =====            =====           =====          =====

NOTE J - EMPLOYEE SEPARATION AND PLANT PHASE-OUT

Operating income in the first quarter 2002 for the Performance Plastics segment was reduced by charges of $0.9 million ($0.6 million after tax) for costs associated with the consolidation of certain activities related to the formulator operations. The costs included $0.9 million for employee separation, which consisted of severance and other employee benefits. In 2001, PolyOne recognized an expense for employee separation and plant phase-out totaling $36.1 million, of which $8.9 million was recognized in the first quarter of 2001. These costs related to restructuring initiatives at plastic compounds and colors and engineered films operations.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

                                             Employee Separation               Plant Phase-Out Costs
                                           -----------------------           -------------------------
                                           Number of                          Cash            Asset
(In millions, except employee numbers)     Employees         Costs           Closure       Write-Downs        Total
--------------------------------------     ---------         -----           -------       -----------        -----
Balance at December 31, 2001                  300            $17.0            $1.9             $-             $18.9
2002 Charges                                   21               .9               -              -                .9
Utilized in 2002                              (30)             (.4)            (.3)             -               (.7)
                                              ---            -----            ----             --             -----
Balance at March 31, 2002                     291            $17.5            $1.6              -             $19.1
                                              ===            =====            ====             ==             =====

NOTE K - FINANCING ARRANGEMENTS

On March 28, 2002, PolyOne amended and restated the $150 million credit agreement governing the revolving credit facility. The amended and restated credit agreement revised the 2002 borrowed debt-to-EBITDA compliance ratios and requires that we secure any obligations under the revolving credit facility upon the issuance of $200 million unsecured senior notes discussed below. Additionally, obligations under the revolving credit facility became guaranteed by some of our domestic subsidiaries upon issuance of the unsecured senior notes. Security on the revolving credit facility will terminate when the borrowed debt-to-EBITDA ratio is less than 3.5:1 for any two consecutive fiscal quarters. The borrowed debt-to-EBITDA ratio was waived for the first quarter of 2002. As of the first quarter 2002, certain restrictions under the revolving credit facility exist relating to the increased payment of dividends, capital expenditures and new acquisition investments.

During April 2002, PolyOne announced and completed a private placement of $200 million of 8.875% senior notes to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. We used the proceeds from the offering to repay amounts outstanding under our revolving bank credit facility; to repay a loan held by one of our German subsidiaries; to reduce a portion of the amount sold under our receivables sale facility; to repay borrowings under our short-term lines of credit and to pay related fees and expenses. The senior notes rank equally with all of PolyOne's other senior unsecured indebtedness.


NOTE L - SALE OF ACCOUNTS RECEIVABLE

PolyOne participates in a receivables sale program to provide liquidity through the sale of accounts receivable at an attractive cost similar to commercial paper. As of March 31, 2002, $193.6 million of this facility was available and being utilized.

In April 2002, we amended and restated our receivables sale agreement, through which we sold an undivided interest in certain trade accounts receivable. Under the terms of the amended and restated agreement, the undivided interest in certain trade accounts receivable is sold by PolyOne to PolyOne Funding Corporation, a wholly owned, bankruptcy remote subsidiary of PolyOne, which then sells these receivables without recourse to a commercial paper conduit. PolyOne Funding Corporation has been structured to isolate its assets from the creditors of PolyOne Corporation. We remain responsible for servicing the underlying accounts receivable and receive an annual servicing fee, approximating 1/4 of 1% of the outstanding balance, from PolyOne Funding Corporation. When PolyOne collects payments from the accounts receivables that have been sold, PolyOne Funding Corporation reinvests the collected payments less a discount, which is initially 3%, in new accounts receivables for the buyers and transfers to the buyers a yield that is based on defined short-term market rates. The discount from our sales of receivable is expected to approximate the servicing fee charged to PolyOne Funding Corporation. Had the newly revised structure of the receivables sale program been in effect in 2001 and/or the first quarter of 2002, there would have been no material impact on our consolidated financial statements or available capital resources.

NOTE M - SEGMENT INFORMATION

PolyOne operates primarily in four business segments: the Performance Plastics segment, the Elastomers and Performance Additives (E&A) segment, the Distribution segment, and the Resin and Intermediates (R&I) segment. Inter-segment sales are accounted for at prices generally approximating those for similar transactions with unaffiliated customers and the elimination of inter-segment sales revenue is included in the "Other" segment. Certain other corporate expenses and eliminations are included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the "Other" segment.



                                                                               ELASTOMERS &
(In millions)                                                    PERFORMANCE   PERFORMANCE                     RESIN &
THREE MONTHS ENDED MARCH 31, 2002                       TOTAL     PLASTICS      ADDITIVES    DISTRIBUTION   INTERMEDIATES   OTHER
----------------------------------                     --------  -----------   ------------  ------------   -------------  -------
Sales                                                  $  613.2   $  403.0        $ 91.6        $118.6         $    -      $    -
Inter-segment revenues                                        -       20.2           0.1           1.8              -       (22.1)
                                                       --------   --------        ------        ------         ------      ------
Net sales                                                 613.2      423.2          91.7         120.4              -       (22.1)
                                                       ========   ========        ======        ======         ======      ======
Operating income (loss)                                     6.5       12.4           2.3           1.6           (6.0)       (3.8)
Employee separation and plant phase-out costs               0.9        0.9             -             -              -           -
Period plant phase-out costs incurred                       0.1        0.1             -             -              -           -
Plant phase-out accelerated depreciation                    0.5        0.5             -             -              -           -
Equity investment employee severance and costs
 associated with the temporary idling of a plant            0.7          -             -             -            0.7           -
                                                       --------   --------        ------        ------         ------      ------
Operating income (loss) before employee separation,
 plant phase-out and closed facilities costs                8.7       13.9           2.3           1.6           (5.3)       (3.8)
Depreciation and amortization                              17.8       13.9           3.2           0.5              -         0.2
                                                       --------   --------        ------        ------         ------      ------
Operating income (loss) before employee
 separation, plant phase-out and closed facilities
 costs and depreciation and amortization               $   26.5   $   27.8        $  5.5        $  2.1         $ (5.3)     $ (3.6)
                                                       ========   ========        ======        ======         ======      ======
Total assets                                           $2,058.5   $1,450.6        $286.4        $142.9         $236.8      $(58.2)
Capital expenditures                                   $   10.7   $    6.1        $  1.4        $  0.1         $    -      $  3.1


                                                                                 ELASTOMERS &
(In millions)                                                      PERFORMANCE   PERFORMANCE                     RESINS &
THREE MONTHS ENDED MARCH 31, 2001                         TOTAL     PLASTICS      ADDITIVES    DISTRIBUTION   INTERMEDIATES   OTHER
----------------------------------                      ---------  -----------   ------------  ------------   -------------   -----
Sales                                                   $  709.7    $  481.3         $109.6       $118.8         $    -           -
Inter-segment revenues                                         -         7.5            0.1          2.3         $    -       $(9.9)
                                                        --------    --------         ------       ------         ------       -----
Net sales                                               $  709.7    $  488.8         $109.7       $121.1         $    -        (9.9)
                                                        ========    ========         ======       ======         ======       =====

Operating income (loss)                                    (23.3)       (1.9)           2.7          1.1          (15.4)       (9.8)
Employee separation and plant phase-out costs                8.9         8.9              -            -              -           -
Equity investment employee severance costs                   1.0           -              -            -            1.0           -
Merger and integration costs                                 0.5           -              -            -              -         0.5
Executives separation costs                                  4.8           -              -            -              -         4.8
                                                        --------    --------         ------       ------         ------       -----
Operating income (loss) before employee separation,
 plant phase-out, and merger and integration costs          (8.1)        7.0            2.7          1.1          (14.4)       (4.5)
Depreciation and amortization                               26.4        20.4            4.6          0.8              -         0.6
                                                        --------    --------         ------       ------         ------       -----
Operating income (loss) before employee
 separation, plant phase-out, merger and integration
 costs and depreciation and amortization                $   18.3    $   27.4         $  7.3       $  1.9         $(14.4)      $(3.9)
                                                        ========    ========         ======       ======         ======       =====
Total assets                                            $2,351.9    $1,563.5         $321.9       $175.6         $247.0       $43.9
Capital expenditures                                    $   19.3    $    6.0         $  4.5       $  0.3         $    -       $ 8.5

NOTE N - COMMITMENTS AND CONTINGENCIES

There are pending or threatened against PolyOne or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. We believe that any liability that may finally be determined will not have a material adverse effect on our consolidated financial position.

PolyOne has accrued for environmental liabilities based upon estimates prepared by our environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $52.5 million at March 31, 2002, represents our best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be in excess of the accrual recorded at March 31, 2002. Our estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to our environmental liabilities is included in Note N to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

PolyOne is a leading global polymer services company, which was formed on August 31, 2000 from the consolidation of The Geon Company and M.A. Hanna Company.

Senior management uses (1) operating income before special items and/or (2) operating income before special items and depreciation and amortization (similar to EBITDA, which is used by stock market analysts) to assess performance and allocate resources to business segments. Special items include gains and losses associated with specific strategic initiatives such as restructuring or consolidation of operations, gains or losses attributable to acquisitions or formation of joint ventures, and certain other one-time items. In addition, management uses net income before special items as a measure of our overall earnings performance. Operating income before special items and net income before special items are non-GAAP measures and may not be comparable to financial performance measures presented by other companies.

Below is a summary of consolidated operating results for the quarters ended March 31, 2002 and 2001. Also summarized are the special items included in these periods.


Summary of consolidated operating results
(In millions, except per share data)

                                                                Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                               2002             2001
                                                              ------           ------
Sales                                                         $613.2           $709.7

Operating income (loss)                                          6.5            (23.3)
Operating income (loss) before special items                     8.7             (8.1)
Operating income before special items, depreciation and
 amortization                                                   26.5             18.3
Net loss                                                      $(57.3)          $(21.4)
Cumulative effect of a change in accounting                     53.7                -
                                                              ------           ------
Net loss before cumulative effect of a change in
 accounting                                                     (3.6)           (21.4)
Special items - after-tax                                        2.3              9.6
                                                              ------           ------
Net loss before cumulative effect of a change in
 accounting and special items                                 $ (1.3)          $(11.8)
                                                              ======           ======
Loss per share, diluted                                       $(0.64)          $(0.24)
Per share effect of change in accounting                        0.60                -
                                                              ------           ------
Loss per share before cumulative effect of a change in
 accounting                                                   $(0.04)          $(0.24)
                                                              ======           ======
Effect per share of excluding special items, increase         $ 0.03           $ 0.11
                                                              ======           ======

Summary of Special Items
(In millions)

                                                            Three Month Ended
                                                                 March 31,
                                                           ---------------------
                                                            2002           2001
                                                           ------        -------
Employee separation and plant phase-out costs              $ (0.9)       $ (8.9)

Period plant phase-out costs incurred                        (0.1)            -
Plant phase-out accelerated depreciation                     (0.5)            -
Equity affiliate - employee severance and costs
 associated with the temporary idling of a plant             (0.7)         (1.0)
Merger and integration costs                                    -          (0.5)
Executives separation costs                                     -          (4.8)
                                                           ------        ------
  Subtotal - operating loss                                  (2.2)        (15.2)
Investment write-down and loss on sale                       (1.5)         (0.6)
                                                           ------        ------
  Total pre-tax expense                                      (3.7)        (15.8)
Income tax benefit                                            1.4           6.2
                                                           ------        ------
  Total after-tax expense                                  $ (2.3)       $ (9.6)
                                                           ======        ======


TOTAL COMPANY

Total first quarter 2002 sales of $613.2 million were the first sequential quarter-to-quarter sales increase following three consecutive quarters of declines. First quarter 2002 sales were $96.5 million lower than first quarter 2001 sales. First quarter 2002 sales were significantly below first quarter 2001 across most business segments. The decline reflects weak year-over-year demand in the underlying markets and the U.S. economy, in particular automotive, industrial, electronics and telecommunications. North American automotive production in the first quarter 2002 was roughly equivalent with the first quarter of 2001, although industry automotive sales were lower by 3%. Industrial production was below first quarter 2001 levels by 2.5% on an annualized rate. Industrial capacity utilization in the U.S. remained at 75% for the first quarter of 2002, averaging four percentage points lower than the first quarter of 2001.

Operating income of $6.5 million was reported in the first quarter 2002 as compared to an operating loss of $23.3 million in the first quarter 2001. Operating income before special items, depreciation and amortization (OIBSIDA) was $26.5 million in the first quarter of 2002, which was $8.2 million above the first quarter 2001. The OIBSIDA improvement was driven by restructuring initiative savings ($9 million), economic driven cost savings programs ($4 million), combination of lower raw material costs, pricing and favorable product mix ($10 million) and improvement in the results in the Resin & Intermediates equity earnings ($9 million). The earnings improvement factors were partially offset by lower sales volumes ($27 million).

Effective January 1, 2002, PolyOne adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with this statement, we ceased amortization of all goodwill and indefinite lived intangible assets. During the first quarter 2002, we also completed the transitional review for goodwill impairments required under SFAS 142. The review indicated that goodwill related to the 1999 acquisition of our Engineered Films operation was impaired as of January 1, 2002. Accordingly, we measured and recognized a pre-tax charge of $54.7 million ($53.7 million after-tax) as a cumulative effect of a change in accounting principle. The first quarter of 2001 included pre-tax goodwill amortization of $4.4 million ($3.6 million after-tax).

The first quarter 2002 net loss before cumulative effect of a change in accounting was $3.6 million, which was $17.8 million better than the same quarter in 2001. Before special items, the loss was $1.3 million, compared to a loss of $11.8 million in the first quarter 2001. The 2002 special items relate primarily to restructuring initiatives and the sale of the Australian PVC resin operations, see table above. The effective income tax rate in the first quarter 2002 was 37.9% compared to 44.1% in the first quarter of 2001. The lower effective income tax rate principally reflects the effect of permanent differences, such as non-deductible goodwill amortization in 2001.


BUSINESS SEGMENT INFORMATION

Below is a summary of business segment information for the quarters ended March 31, 2002 and 2001.

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                2002               2001
                                                                               ------             ------
Sales:
  Performance Plastics                                                         $423.2             $488.8
  Elastomers & Performance Additives                                             91.7              109.7
  Distribution                                                                  120.4              121.1
  Resin & Intermediates                                                             -                  -
  Other                                                                         (22.1)              (9.9)
                                                                               ------             ------
                                                                               $613.2             $709.7
                                                                               ======             ======

Operating income before special items, depreciation and amortization:
  Performance Plastics                                                         $ 27.8             $ 27.4
  Elastomers & Performance Additives                                              5.5                7.3
  Distribution                                                                    2.1                1.9
  Resin & Intermediates                                                          (5.3)             (14.4)
  Other                                                                          (3.6)              (3.9)
                                                                               ------             ------
                                                                               $ 26.5             $ 18.3
                                                                               ======             ======

Operating income before special items:
  Performance Plastics                                                         $ 13.9             $  7.0
  Elastomers & Performance Additives                                              2.3                2.7
  Distribution                                                                    1.6                1.1
  Resin & Intermediates                                                          (5.3)             (14.4)
  Other                                                                          (3.8)              (4.5)
                                                                               ------             ------
                                                                               $  8.7             $ (8.1)
                                                                               ======             ======


BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had first quarter 2002 sales of $423.2 million, which were 13% below the first quarter 2001. A breakdown of the 2002 first quarter segment sales, by primary product group, is as follows:

                                                             % Change in    % Change in
                                                  % of       2002 Sales      2002 Lbs.
                                                  Sales       vs. 2001       vs. 2001
                                                  -----      -----------    -----------
North American Plastics Compounds and Colors
 (PC&C)                                             54           -19            -12
International PC&C                                  22           -10             -8
Specialty Resin & Formulators                       15            -2              1
Engineered Films                                     9            -6            -15
                                                   ---           ---            ---
    Performance Plastic                            100           -13            -10


The year-over-year lower sales in the quarter were primarily driven by lower sales volumes in almost all markets and product lines. In addition, International PC&C sales were unfavorably impacted by an Euro exchange impact of approximately 5% as compared to the first quarter 2001.

OIBSIDA was $27.8 million in the first quarter of 2002, compared with $27.4 million in the first quarter of 2001. The ability to maintain earnings in the first quarter 2002 versus first quarter 2001, while sales have decreased approximately 13%, is a direct reflection of the impact being realized from the restructuring initiatives and lower raw material costs. During the first quarter of 2002, one manufacturing plant was closed.

ELASTOMERS & PERFORMANCE ADDITIVES sales were $91.7 million in the first quarter of 2002, 16% below the first quarter of 2001. The first quarter 2002 sales shortfall from the same quarter a year ago was primarily driven by a volume decline related to lower industrial production, customers taking in-house compound production due to low utilization of their internal compound operations (4% of the 16% change) and reduced tire and tolling (4% of the 16% change). In addition, we have lost some of the market share we had in Canada, as a result of our closure of our Canadian operations in the fourth quarter of 2001 (1% of the 16% change).

OIBSIDA in the first quarter of 2002 was $5.5 million compared to $7.3 million in the first quarter of 2001. Compared to the first quarter of 2001, continuing "lean" manufacturing costs initiatives and plant shutdowns have resulted in lower manufacturing costs versus last year, but have not been enough to offset the adverse earnings impact from the sales volume declines.

DISTRIBUTION sales in the first quarter of 2002 were $120.4 million, compared to $121.1 in the first quarter of 2001. The first quarter 2002 sales decline versus first quarter 2001 was driven by lower selling prices as sales volumes were up approximately 6% between the periods. During the first quarter of 2002, this business began selling some vinyl products of North American PC&C, which accounted for 4% of the volume growth. Without this sales volume, the quarter-to-quarter sales comparison would have been down 5%. The selling price declines followed the trend of lower material costs.

OIBSIDA in the first quarter of 2002 was $2.1 million, $0.2 million above the first quarter of 2001, largely driven by cost improvement initiatives.

RESIN & INTERMEDIATES (R&I) operating loss before special items, consisting of equity income from joint ventures, allocated overhead support cost and cost associated with past operations was $5.3 million for the first quarter of 2002. Equity income before special items from PolyOne's 24% interest in OxyVinyls improved by $11.3 million between the first quarter 2001 and the first quarter of 2002, primarily due to substantially lower natural gas prices. Lower natural gas costs improved PolyOne's first quarter 2002 equity earnings by approximately $10 million versus the first quarter of 2001. Average industry PVC resin selling prices were lower year-to-year by approximately $0.07/lb, but this decline was largely offset by lower ethylene costs. Year-to-year quarterly results were also negatively impacted by the Sunbelt chlor-alkali joint venture by $2.3 million largely driven by lower industry caustic selling prices.

OTHER consists primarily of corporate governance costs that are not allocated to business segments. These unallocated costs before special items were $3.8 million in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2002, PolyOne had existing facilities to access capital resources (receivables sale facility, revolving credit agreement, uncommitted short-term credit lines and long-term debt) totaling $857 million. At the end of the first quarter 2002, PolyOne had utilized $686 million of these facilities, including $429 million of long-term debt. The effective available funds under these facilities can vary, depending on the level of qualified receivables outstanding, ratings on public debt and debt-related financial ratios.

On March 28, 2002, PolyOne amended and restated the credit agreement governing the revolving credit facility. The amended and restated credit agreement provided that, among other things, PolyOne was required to issue at least $200 million of unsecured debt. This financing was to provide additional liquidity and reduce the risk associated with refinancing approximately $128 million of existing long-term debt that would mature in 2003. The revolving credit agreement requires the maintenance of certain defined financial ratios with specified levels that would require limits on certain expenditures. For a summary of these financial ratios, see the table that follows.

Of the capital resource facilities available to PolyOne as of March 31, 2002, only the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our public debt allows for a specific level of secured debt, above which security must be provided on each such indenture. The receivables sale facility does not constitute debt under the public debt indentures. Security is granted under the terms of the amended and restated revolving credit agreement; however,

PolyOne does not anticipate borrowings in 2002 under the revolving credit agreement which would result in security being provided to the outstanding public unsecured debt. Security on the revolving credit agreement and public debt, if applicable, will terminate when the borrowed debt-to-EBITDA ratio is less than 3.50 to 1.0 for any two consecutive fiscal quarters.

As of March 31, 2002, PolyOne had guaranteed unconsolidated equity affiliate debt of $97.5 million for SunBelt and $42.3 million for OxyVinyls.

On April 23, 2002, PolyOne issued $200 million of 8.875% senior notes that mature in 2012. We used the proceeds from the offering to repay all amounts outstanding under our revolving bank credit facility; to repay a loan held by one of our German subsidiaries; to reduce a portion of the amount sold under our receivables sale facility; to repay borrowings under our short-term lines of credit; and to pay related fees and expenses. The senior notes rank equally with all of PolyOne's other senior unsecured indebtedness.

The effective available funds to PolyOne under our existing facilities can vary, depending on the level of qualified receivables outstanding, ratings on public debt and debt-related financial ratios. As of April 23, 2002, after giving effect to the sale of $200 million of 8.875% notes and related use of proceeds in April 2002, approximately $117 million of the existing capital resource facilities were available to be drawn while remaining in compliance with the facilities.

The following table summarizes the defined financial ratios for 2002 included in the March 28, 2002, amendment to the revolving credit agreement.

                                                                                  Tangible
                                                                Borrowed          Assets-to-
                                               Interest       Debt-to-EBITDA    Indebtedness
                                            Coverage Ratio        Ratio            Ratio
                                              (Minimum)         (Maximum)         (Minimum)
                                            --------------    --------------    ------------
Agreement compliance
  First quarter of 2002                          2.75             Waived            1.00
  Second quarter of 2002                         2.75              5.70             1.00
  Third quarter of 2002                          2.75              5.50             1.00
  Fourth quarter of 2002                         3.00              5.25             1.00
Limitations on dividends and stock
  repurchases (1), capital
  expenditures (2) and acquisitions (3)
  Each quarter                                                     3.99

(1) Payments for dividends and stock repurchases would be restricted to $6.0 million per quarter, excluding certain allowable stock repurchase transactions as defined in the revolving credit agreement, as amended March 28, 2002.

(2) Capital expenditures would be restricted to $33.0 million in a quarter and $88.0 million in a fiscal year.

(3) New acquisition investments would be limited to $25.0 million in 2002 and $37.0 million in 2003 for specific transactions.

For the first quarter of 2002, PolyOne utilized $40.6 million of cash for operating and investing activities. Operating activities utilized $32.0 million of cash, driven by a $41.2 million increase in commercial working capital (trade accounts receivable before the receivables sold, FIFO inventories and accounts payable) related primarily to higher sales levels. March 2002 sales exceeded December 2001 sales by approximately $57 million. In the first quarter 2002, capital expenditures were driven by projectOne (common SAP information system platform) and the North American PC&C manufacturing restructuring initiatives.

Capital expenditures for 2002 are projected to be between $75 million to $80 million. Nearly half of the projected capital spending is associated with the North American PC&C manufacturing restructuring and the new business information system. Furthermore, PolyOne projects that cash spending for restructuring initiatives announced and accrued in 2001 in relation to employee separation and plant phase-out costs will range between $25 million and $30 million over the last nine months of 2002.

Cash provided by financing activities during the first three months of 2002 was $45.5 million reflecting short-term debt borrowings of $49.2 million used to fund net cash used by operating and investing activities of $40.6 million and to pay dividends of $5.8 million. Net proceeds of $2.7 million were received from the exercise of stock options.

Management believes that it will be able to continue to manage and control working capital, discretionary spending and capital expenditures in order to assure adequate levels of liquidity in 2002 and beyond to support normal operations, to complete a 2002 acquisition and to execute the announced restructuring initiatives that are projected to enhance PolyOne's future profitability.


ENVIRONMENTAL MATTERS

PolyOne is subject to various laws and regulations concerning environmental matters. We are committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party in connection with several environmental sites. Based on current information and estimates prepared by PolyOne's environmental engineers and consultants, PolyOne, at March 31, 2002, had accruals totaling $52.5 million to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents our best estimate within our range of estimated costs associated with probable remediation, based upon information and technology currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information and other factors, it is possible that PolyOne could incur costs in excess of the accrual at March 31, 2002. Our estimate of the liability may be revised as new regulations, technologies or additional information is obtained. Certain factors that may affect these forward-looking comments are discussed under "Cautionary Note on Forward-Looking Statements."

Additional information related to our environmental liabilities is included in Note N to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.


CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this Report on Form 10-Q, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, for example, statements about business outlook, assessment of market conditions, strategies, future plans, future sales, prices for major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) an inability to achieve or delays in achieving savings related to consolidation and restructuring programs; (2) delays in achieving or inability to achieve our strategic value capture initiatives, including cost reductions and employee productivity goals, or achieving less than the anticipated financial benefit from the initiatives;
(3) the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks; (4) changes in world, regional or U.S. plastic, rubber and PVC consumption growth rates affecting our markets; (5) changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM, chlor-alkali or other industries in which we participate; (6) fluctuations in raw material prices and supply and energy prices and supply, in particular fluctuations outside the normal range of industry cycles; (7) production outages or material costs associated with scheduled or unscheduled maintenance programs;
(8) costs or difficulties and delays related to the operation of joint venture entities; (9) lack of day-to-day operating control, including procurement of raw material feedstocks, of other equity or joint venture affiliates; (10) lack of direct control over the reliability of delivery and quality of the primary raw materials utilized in our products; (11) partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne; (12) an inability to launch new products and/or services that fit strategically with and add value to our business; (13) the possibility of goodwill impairment; (14) an inability to maintain any required licenses or permits; and (15) an inability to comply with any environmental laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in "Management's Analysis - Consolidated Statements of Cash Flows" in the 2001 Annual Report under the caption "Market Risk Disclosures" included in our Annual Report on Form 10-K. There have been no material changes in the market risk faced by us from December 31, 2001 to March 31, 2002. We have updated the disclosure concerning our financing arrangements, which is included in Note K in this Form 10-Q.


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:


Exhibit No.
Under Reg.       Form 10-Q
S-K, Item 601    Exhibit No.   Description of Exhibit
-------------    -----------   -----------------------------------------------------------------
    (4)             4.1        Indenture, dated April 23, 2002, by and between PolyOne
                               Corporation, as issuer, and The Bank of New York, as trustee, including the form of PolyOne's 8.875% Senior Notes due May 1,
                               2012 is incorporated by reference to Exhibit 4.1 to the
                               Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 2, 2002 (Reg. No. 333-87472)

    (4)             4.2        Registration Rights Agreement, dated as of April 23, 2002, by and among PolyOne Corporation and Salomon Smith Barney, Inc. and
                               Deutsche Bank Securities Inc., as representatives of the initial purchasers, is incorporated by reference to Exhibit 4.2 to the
                               Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 2, 2002 (Reg. No. 333-87472)

   (10)            10.1        U.S. $250 million Fifth Amended and Restated Trade Receivables
                               Purchase and Sale Agreement, dated April 10, 2002 among PolyOne
                               Funding Corporation, PolyOne Corporation , CIESCO, L.P.,
                               Corporate Receivables Corporation and Citicorp North America,
                               Inc. as Agent

   (10)            10.2        U.S. $250 million Fourth Amended and Restated Parallel Purchase
                               Commitment date as of April 10, 2002 among PolyOne Funding
                               Corporation, PolyOne Corporation, the Banks Named therein and
                               Citicorp North America, N.A., as agent


(b)  Reports on Form 8-K from January 1, 2002 through March 31, 2002:

     - Form 8-K filed on January 16, 2002 announced a press release filed on January 11, 2002, whereby PolyOne announced a divestiture of its 37.4 percent equity interest in Australian Vinyl Corporation joint venture.

     - Form 8-K filed on February 8, 2002 announced a press release filed on January 30, 2002, whereby PolyOne announced fourth quarter 2001 earnings.

     - Form 8-K filed on February 14, 2002 announced a press release filed on February 7, 2002, whereby PolyOne announced the declaration of a dividend to be paid in March 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 2002           POLYONE CORPORATION



                       By:
                       /s/ W. D. Wilson
                       ----------------------------------------------------
                       W. D. Wilson
                       Vice President and Chief Financial Officer
                       (Authorized Officer and Principal Financial Officer)




                       /s/ G. P. Smith
                       -----------------------------------------------------
                       G. P. Smith
                       Corporate Controller and Assistant Treasurer
                       (Authorized Officer and Principal Accounting Officer)

                               POLYONE CORPORATION
                                INDEX TO EXHIBITS


Exhibit     Description
-------     -----------------------------------------------------------------
  4.1       Indenture, dated April 23, 2002, by and between PolyOne
            Corporation, as issuer, and The Bank of New York, as trustee, including the form of PolyOne's 8.875% Senior Notes due May 1,
            2012 is incorporated by reference to Exhibit 4.1 to the
            Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 2, 2002 (Reg. No. 333-87472)

  4.2 Registration Rights Agreement, dated as of April 23, 2002, by and among PolyOne Corporation and Salomon Smith Barney, Inc. and
            Deutsche Bank Securities Inc., as representatives of the initial purchasers, is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 2, 2002 (Reg. No. 333-87472)

 10.1       U.S. $250 million Fifth Amended and Restated Trade Receivables
            Purchase and Sale Agreement, dated April 10, 2002 among PolyOne
            Funding Corporation, PolyOne Corporation , CIESCO, L.P.,
            Corporate Receivables Corporation and Citicorp North America,
            Inc. as Agent is filed herewith

 10.2       U.S. $250 million Fourth Amended and Restated Parallel Purchase
            Commitment date as of April 10, 2002 among PolyOne Funding
            Corporation, PolyOne Corporation, the Banks Named therein and
            Citicorp North America, N.A., as agent is filed herewith
