Form 10-Q
period 2002-06-30
POLYONE CORP
filed 2002-08-08
CIK 1122976

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2002. COMMISSION FILE NUMBER 1-16091.


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

As of August 1, 2002, there were 91,603,256 common shares outstanding.

Part I. Financial Information.
Item 1. Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                 Three Months Ended            Six Months Ended
                                                                                       June 30,                   June 30,
                                                                              ------------------------    ------------------------
                                                                                 2002          2001          2002          2001
                                                                              ----------    ----------    ----------    ----------

Sales                                                                         $    692.0    $    695.4    $  1,305.2    $  1,405.1

Operating costs and expenses:
   Cost of sales                                                                   577.7         578.8       1,081.6       1,177.2
   Selling and administrative                                                       76.3          77.6         157.4         159.5
   Depreciation and amortization                                                    19.1          25.9          37.4          52.3
Employee separation and plant phase-out                                                -           0.9           0.9           9.8
Merger and integration costs                                                           -           0.5             -           5.8
Loss on divestiture of equity investment                                               -             -           1.5             -
(Income) loss from equity affiliates and minority interest                          (3.8)         (5.1)         (1.3)          7.0
                                                                              ----------    ----------    ----------    ----------
Operating income (loss)                                                             22.7          16.8          27.7          (6.5)

Interest expense                                                                   (11.4)        (10.9)        (20.2)        (23.8)
Interest income                                                                      0.3           1.2           0.5           1.4
Other expense, net                                                                  (1.6)          1.4          (3.8)         (0.9)
                                                                              ----------    ----------    ----------    ----------
Income (loss) before income taxes and cumulative
   effect of change in accounting method                                            10.0           8.5           4.2         (29.8)

Income tax (expense) benefit                                                        (3.9)         (6.0)         (1.7)         10.9
                                                                              ----------    ----------    ----------    ----------

Income (loss) before cumulative effect of change in accounting                       6.1           2.5           2.5         (18.9)

Cumulative effect of a change in goodwill accounting,
    net of income tax benefit of $1.0 million                                          -             -         (53.7)            -
                                                                              ----------    ----------    ----------    ----------

Net income (loss)                                                             $      6.1    $      2.5    $    (51.2)   $    (18.9)
                                                                              ==========    ==========    ==========    ==========

Income (loss) per common share:
      Basic income (loss) per share before effect of change in accounting     $      .07    $      .03    $      .03    $     (.21)
      Cumulative effect of a change in accounting                                      -             -          (.60)            -
                                                                              ----------    ----------    ----------    ----------
      Basic income (loss) per share                                           $      .07    $      .03    $     (.57)   $     (.21)
                                                                              ==========    ==========    ==========    ==========

      Diluted income (loss) per share before effect of change in accounting   $      .07    $      .03    $      .03    $     (.21)
      Cumulative effect of a change in accounting                                      -             -          (.58)            -
                                                                              ----------    ----------    ----------    ----------
      Diluted income (loss) per share                                         $      .07    $      .03    $     (.55)   $     (.21)
                                                                              ==========    ==========    ==========    ==========


Weighted average shares used to compute earnings per share:
   Basic                                                                            90.3          89.8          90.4          89.8
   Diluted                                                                          92.5          90.5          92.3          89.8

Dividends paid per share of common stock                                      $    .0625    $    .0625    $     .125    $     .125


   See Accompanying Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                              June 30, December 31,
ASSETS                                                          2002       2001
                                                              --------   --------
Current assets:
  Cash and cash equivalents                                   $   46.2   $   18.2
  Accounts receivable, net                                       239.9      135.6
  Other receivables                                               10.3       11.4
  Inventories                                                    291.9      255.3
  Deferred income tax assets                                      50.5       48.6
  Other current assets                                            15.6       16.5
                                                              --------   --------
      Total current assets                                       654.4      485.6
Property, net                                                    683.8      683.6
Investment in equity affiliates                                  285.9      287.9
Goodwill, net                                                    446.8      476.3
Other intangible assets, net                                      33.9       61.0
Other non-current assets                                          49.9       66.8
                                                              --------   --------
      Total assets                                            $2,154.7   $2,061.2
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank debt                                        $   15.9   $   14.7
  Accounts payable                                               303.9      311.4
  Accrued expenses                                               159.1      169.4
  Current portion of long-term debt                                4.2        4.6
                                                              --------   --------
      Total current liabilities                                  483.1      500.1
Long-term debt                                                   585.4      426.8
Deferred income tax liabilities                                   61.8       64.5
Post-retirement benefits other than pensions                     129.1      126.2
Other non-current liabilities, including pensions                212.2      214.5
Minority interest in consolidated subsidiaries                    17.8       15.7
                                                              --------   --------
      Total liabilities                                        1,489.4    1,347.8
Shareholders' equity:
  Preferred stock, 40.0 shares authorized, no shares issued         --         --
  Common stock, $.01 par, 400.0 shares authorized, 122.2
     shares issued at June 30, 2002 and December 31, 2001          1.2        1.2
  Other shareholders' equity                                     664.1      712.2
                                                              --------   --------
      Total shareholders' equity                                 665.3      713.4
                                                              --------   --------
      Total liabilities and shareholders' equity              $2,154.7   $2,061.2
                                                              ========   ========


   See Accompanying Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                  Six Months Ended
                                                                      June 30,
                                                                 ------------------
                                                                  2002       2001
                                                                 -------    -------
OPERATING ACTIVITIES
  Net loss                                                       $ (51.2)   $ (18.9)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Employee separation and plant phase-out charges                0.9        9.8
      Cash payments on employee separation and plant phase-out      (7.7)     (12.8)
      Cumulative effect of a change in accounting                   53.7          -
      Depreciation and amortization                                 37.4       52.3
      Loss on divestiture of equity investment                       1.5          -
      Companies carried at equity:
         Equity (income) loss, net of minority interest             (0.7)       7.0
         Dividends received                                          2.1        1.0
      Change in assets and liabilities:
          Operating working capital:
              Accounts receivable                                  (93.8)     128.3
              Inventories                                          (31.2)      61.3
              Accounts payable                                     (14.7)      46.4
          Accrued expenses and other                                21.4      (15.8)
                                                                 -------    -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (82.3)     258.6

INVESTING ACTIVITIES
  Capital expenditures                                             (33.8)     (36.0)
  Return of cash from equity affiliates                              0.4        0.5
  Proceeds from sale of assets                                       1.1        2.8
  Other                                                             (3.6)       3.5
                                                                 -------    -------
NET CASH USED BY INVESTING ACTIVITIES                              (35.9)     (29.2)

FINANCING ACTIVITIES
  Change in short-term debt                                         (0.7)    (222.2)
  Change in long-term debt                                         154.5        3.1
  Net proceeds from the exercise of stock options                    5.0          -
  Dividends                                                        (11.2)     (11.3)
                                                                 -------    -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   147.6     (230.4)

Effect of exchange rate changes on cash                             (1.4)      (0.7)
                                                                 -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    28.0       (1.7)

Cash and cash equivalents at beginning of year                      18.2       37.9
                                                                 -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  46.2    $  36.2
                                                                 =======    =======




   See Accompanying Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (IN MILLIONS, SHARES IN THOUSANDS)

                                                                                                                        ACCUMULATED
                                                      COMMON                                       COMMON                  OTHER
                                                      SHARES                  ADDITIONAL            STOCK       SHARE    NON-OWNER
                                             COMMON  HELD IN          COMMON   PAID-IN   RETAINED  HELD IN    OWNERSHIP    EQUITY
                                             SHARES  TREASURY  TOTAL  STOCK    CAPITAL   EARNINGS  TREASURY     TRUST      CHANGES
                                            ----------------------------------------------------------------------------------------

BALANCE JANUARY 1, 2001                     122,192   28,315  $827.6   $ 1.2  $ 1,057.6  $ 169.3    $ (321.9)  $  (25.5)   $  (53.1)
Non-owner equity changes:
   Net loss                                                    (21.4)                      (21.4)
   Translation adjustment                                      (10.4)                                                         (10.4)
                                                             --------
Total non-owner equity changes                                 (31.8)
Stock-based compensation and benefits and
   exercise of options                                    16     1.1                                                4.5        (3.4)
Adjustment to market value                                       -                 12.4                           (12.4)
Cash dividends                                                  (5.6)                       (5.6)
                                            ----------------------------------------------------------------------------------------
BALANCE MARCH 31, 2001                      122,192   28,331   791.3     1.2    1,070.0    142.3      (321.9)     (33.4)      (66.9)
Non-owner equity changes:
   Net income                                                    2.5                         2.5
   Translation adjustment                                        2.4                                                            2.4
                                                             --------
Total non-owner equity changes                                   4.9
Stock-based compensation and benefits and
   exercise of options                                    12     1.0               (0.1)                (0.1)       1.0         0.2
Adjustment to market value                                       -                  4.6                            (4.6)
Cash dividends                                                  (5.7)                       (5.7)
                                            ----------------------------------------------------------------------------------------
BALANCE JUNE 30, 2001                       122,192   28,343  $791.5   $ 1.2  $ 1,074.5  $ 139.1    $ (322.0)  $  (37.0)   $  (64.3)

                                            ========================================================================================


BALANCE JANUARY 1, 2002                     122,192   31,175  $713.4   $ 1.2  $ 1,072.7  $ 100.3    $ (350.1)  $   (5.3)   $ (105.4)

Non-owner equity changes:
   Net loss                                                    (57.3)                      (57.3)
   Translation adjustment                                       (0.3)                                                          (0.3)
                                                             --------
Total non-owner equity changes                                 (57.6)
Stock-based compensation and benefits and
   exercise of options                                  (175)    3.4               (1.1)                 2.6        1.6         0.3
Adjustment to market value                                       -                  2.3                            (2.3)
Cash dividends                                                  (5.8)                       (5.8)
                                            ----------------------------------------------------------------------------------------
BALANCE MARCH 31, 2002                      122,192   31,000   653.4     1.2    1,073.9     37.2      (347.5)      (6.0)     (105.4)
Non-owner equity changes:
   Net income                                                    6.1                         6.1
   Translation adjustment                                        8.2                                                            8.2
                                                             --------
Total non-owner equity changes                                  14.3
Stock-based compensation and benefits and
   exercise of options                                  (200)    3.0               (0.9)                 2.5        1.3         0.1
Adjustment to market value                                       -                 (0.3)                            0.3
Cash dividends                                                  (5.4)                       (5.4)
                                            ----------------------------------------------------------------------------------------
BALANCE JUNE 30, 2002                       122,192   30,800  $665.3   $ 1.2  $ 1,072.7  $  37.9    $ (345.0)  $   (4.4)   $  (97.1)
                                            ========================================================================================



   See Accompanying Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

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

Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2002.

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

As part of adopting this standard as of January 1, 2002, PolyOne completed a transitional impairment review for goodwill impairment during the first quarter of 2002 for each of its reporting units. We determined that the carrying value of the Engineered Films reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, we completed the assessment of the implied fair value of goodwill for the Engineered Films reporting unit, which resulted in an impairment loss for goodwill of $54.7 million ($53.7 million after-tax). The Engineered Film reporting unit is included in the Performance Plastics segment. This transitional impairment loss was recognized as the cumulative effect of an accounting change. The fair value of all other reporting units at January 1, 2002 as determined by the valuation techniques noted above exceed their respective carrying value. The transitional impairment loss is a one-time charge and will not impact the future cash flows of our businesses.

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the three month and six month periods ended June 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142:

                                                                                Three Months Ended       Six Months Ended
(In millions)                                                                      June 30, 2002          June 30, 2002
                                                                                  2002       2001       2002        2001
                                                                                --------   --------   --------    --------

Reported net income (loss)                                                      $    6.1   $    2.5   $  (51.2)   $  (18.9)
Cumulative effect of change in accounting, net of tax                                  -          -       53.7           -
Goodwill amortization, net of tax                                                      -        3.0          -         6.0
Workforce amortization, net of tax                                                     -        0.6          -         1.2
                                                                                --------   --------   --------    --------
Adjusted net income (loss) before cumulative effect of a change in accounting
                                                                                $    6.1   $    6.1   $    2.5    $  (11.7)
                                                                                ========   ========   ========    ========

Basic income (loss) per share:
   As reported                                                                  $    .07   $    .03   $   (.57)   $   (.21)
   Cumulative effect of change in accounting, net of tax                               -          -        .60           -
   Goodwill amortization, net of tax                                                   -        .03          -         .07
   Workforce amortization, net of tax                                                  -        .01          -         .01
                                                                                --------   --------   --------    --------
   Adjusted basic income (loss) per share before cumulative effect of a
      change in accounting                                                      $    .07   $    .07   $    .03    $   (.13)
                                                                                ========   ========   ========    ========

Diluted income (loss) per share:
   As reported                                                                  $    .07   $    .03   $   (.55)   $   (.21)
   Cumulative effect of change in accounting, net of tax                               -          -        .58           -
   Goodwill amortization, net of tax                                                   -        .03          -         .07
   Workforce amortization, net of tax                                                  -        .01          -         .01
                                                                                --------   --------   --------    --------
   Adjusted diluted income (loss) per share before cumulative effect of a
      change in accounting                                                      $    .07   $    .07   $    .03    $   (.13)
                                                                                ========   ========   ========    ========


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

NOTE D - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by business segment, are as follows:

                                                     Elastomers &
                                     Performance     Performance
(In millions)                          Plastics       Additives      Distribution      Other         Total
                                     ----------------------------------------------------------------------
December 31, 2001                      $370.1           $106.2          $    -        $    -        $476.3
Reclassification of workforce            13.5              8.8             1.6           1.3          25.2
Impairment                              (54.7)               -               -             -         (54.7)
                                     ----------------------------------------------------------------------

June 30, 2002                          $328.9           $115.0          $  1.6        $  1.3        $446.8
                                     ======================================================================

Information regarding PolyOne's other intangible assets follows:

                                                                         As of December 31, 2001
                                              ------------------------------------------------------------------------------
                                                  Acquisition        Accumulated            Currency
                                                      Cost           Amortization          Translation           Net
                                              ------------------------------------------------------------------------------
(In millions)

Non-contractual customer relationships             $      16.4        $      (2.0)           $       -        $      14.4
Sales contract                                            12.9               (2.3)                   -               10.6
Assembled workforce                                       30.7               (5.5)                   -               25.2
Patents, technology and other                             14.4               (3.6)                   -               10.8
                                              ------------------------------------------------------------------------------

Total                                              $      74.4        $     (13.4)           $       -        $      61.0
                                              ==============================================================================


                                                                           As of June 30, 2002
                                              ------------------------------------------------------------------------------
                                                   Acquisition        Accumulated           Currency
                                                       Cost           Amortization          Translation           Net
                                              ------------------------------------------------------------------------------
(In millions)

Non-contractual customer relationships             $      16.4        $      (2.5)           $       -          $    13.9
Sales contract                                            12.9               (3.2)                   -                9.7
Patents, technology and other                             14.4               (4.6)                   0.5             10.3
                                              ------------------------------------------------------------------------------

Total                                              $      43.7        $     (10.3)           $       0.5        $    33.9
                                              ==============================================================================

Amortization of other intangible assets was $1.3 million and $2.4 million for the three and six month periods ending June 30, 2002. Excluding amortization of the assembled workforce intangible in 2001, amortization of other intangible assets was $1.4 million and $2.8 million for the three and six month periods ending June 30, 2001. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $5 million per year.

NOTE E - INVENTORIES
Components of inventories are as follows:

                                                                        June 30,                    December 31,
               (In millions)                                              2002                          2001
                                                                -------------------------     -------------------------

               Finished products and in-process inventories                $195.2                        $154.8
               Raw materials and supplies                                   117.0                         117.0
                                                                -------------------------     -------------------------
                                                                            312.2                         271.8
               LIFO Reserve                                                 (20.3)                        (16.5)
                                                                -------------------------     -------------------------
               Total Inventories                                           $291.9                        $255.3
                                                                =========================     =========================

NOTE F - INCOME TAXES
The effective income tax rate was 39.0% for the second quarter 2002 versus 70.6% for the second quarter 2001. The second quarter 2001 included an adjustment of $2.9 million of additional income tax expense principally due to the effect of non-deductible goodwill on the relative level of total earnings for the first and second quarters of 2001. The effective income tax rate for the six months ending June 30, 2002 was 40.5% versus 36.6% for the six months ending June 30, 2001. The difference in the year to date effective income tax rate is principally due to the effect of permanent differences.

NOTE G - INVESTMENT IN EQUITY AFFILIATE
PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the six months ended June 30, 2002 and 2001, and summarized balance sheet information as of June 30, 2002 and December 31, 2001.

                                                                                       Six Months Ended
        (In millions)                                                                      June 30,
                                                                                    2002              2001
                                                                                  --------          --------
Net sales                                                                         $  636.0          $  886.3

Employee severance and costs associated with the temporary idling of plant
                                                                                      (3.7)             (4.4)

Operating income (loss)                                                               26.5             (22.7)

Partnership income (loss) as reported by OxyVinyls                                    22.8             (27.9)
PolyOne's ownership of OxyVinyls                                                        24%               24%
                                                                                  --------          --------
PolyOne's proportionate share of OxyVinyls' earnings                                   5.5              (6.7)
Amortization of the difference between PolyOne's investment
     and its underlying share of OxyVinyls' equity                                     0.3               0.3
                                                                                  --------          --------

Earnings of equity affiliate recorded by PolyOne                                  $    5.8          $   (6.4)
                                                                                  ========          ========


(In millions)                                                                     June 30,        December 31,
                                                                                    2002              2001
                                                                                  --------          --------
Current assets                                                                    $  310.0          $  287.2
Non-current assets                                                                   984.5           1,006.1
                                                                                  --------          --------
   Total assets                                                                    1,294.5           1,293.3

Current liabilities                                                               $  149.7          $  178.7
Non-current liabilities                                                               88.9              81.6
                                                                                  --------          --------
   Total liabilities                                                                 238.6             260.3
                                                                                  --------          --------

Partnership capital                                                               $1,055.9          $1,033.0
                                                                                  ========          ========

OxyVinyls income during the first half of 2002 reported above includes a special, pre-tax charge of $3.7 million, related to employee severance costs and costs associated with the temporary idling of a plant. Our proportionate share of this special item was $0.8 million. OxyVinyls' loss during the first half of 2001 reported above includes a first quarter special, pre-tax charge of $4.4 million, all of which related to involuntary severance, outplacement costs and other employee related separation benefits. PolyOne's proportionate share of this special item was $1.0 million.

PolyOne's Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (owned 50%) and Welvic Australia Pty Ltd. (owned 37.4%) equity affiliates. The Performance Plastics segment includes the DH Compounding Company (owned 50%), Geon/Polimeros Andinos (owned 50%) and Techmer, PM, LLC (owned 51%) equity affiliates. Further, for the six month period ended June 30, 2001 and the two month period ended February 28, 2002, the Resin and Intermediates segment included the results for Australian Vinyls Corporation, an equity affiliate (37.4% owned) and the Performance Plastics segment included SPCGeon PTE Limited (owned 50%). In February 2002, Australian Vinyls Corporation was sold and SPCGeon PTE Limited was dissolved. Combined summarized financial information for these equity affiliates is presented below.

                                                     Six Months Ended
                                                         June 30,
(In millions)                                      2002             2001
-----------------------------------------------------------------------------
   Net sales                                    $  157.5         $  187.2
   Operating income                                  2.3              9.9
   Net income (loss)                                (5.3)             1.7
=============================================================================

NOTE H - EARNINGS PER SHARE COMPUTATION

Weighted average shares outstanding are computed as follows:

         (Shares in millions)                              Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                           ------------------      ------------------
                                                            2002        2001        2002        2001
                                                           ------      ------      ------      ------
         Weighted-average shares - Basic:
            Weighted-average shares outstanding              90.9        90.4        91.0        90.3
            Less unearned portion of restricted stock
               awards included in outstanding shares         (0.6)       (0.6)       (0.6)       (0.5)
                                                           ------      ------      ------      ------
                                                             90.3        89.8        90.4        89.8
                                                           ======      ======      ======      ======

         Weighted-average shares outstanding - Diluted:
            Weighted-average shares outstanding - basic      90.3        89.8        90.4        89.8
            Plus unearned portion of restricted stock
              awards included in outstanding shares           0.6         0.6         0.6           -
            Plus dilutive impact of stock options             1.6         0.1         1.3           -
                                                           ------      ------      ------      ------
                                                             92.5        90.5        92.3        89.8
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

NOTE I - BUSINESS COMBINATIONS
On August 31, 2000, PolyOne was formed as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna), with Geon as the acquiring entity. As a result of the acquisition of Hanna, PolyOne announced plans to incur employee separation and plant phase-out costs for incremental expenditures to exit and consolidate activities at former Hanna locations, to involuntarily sever employees and to integrate operating locations and other activities of the newly formed PolyOne.

In 2001, PolyOne announced plans to close 8 manufacturing plants in 2002. In the first half of 2002, 2 plants were closed and one plant's closure has been deferred to mid-2003. As of June 30, 2002, the net property carrying value to be realized for the plants closed or to be closed was $14.1 million (some assets will be transferred to other locations as production ceases). In addition, PolyOne projects that cash spending for restructuring initiatives announced and accrued in 2001 in relation to employee separation and plant phase-out costs will range between $8 million and $10 million over the last six months of 2002.

The components of the acquisition integration liabilities are as follows:


(In millions, except employee numbers)       Employee Separation        Plant Phase-Out Costs
                                            ----------------------     -----------------------
                                            Number of                     Cash    Asset Write-
                                            Employees      Costs        Closure       Downs       Total
                                            ---------      -----        -------   ------------    -----
Balance at December 31, 2001                    404        $11.8         $ 6.6        $  .4       $18.8
Utilized in 2002                               (130)        (3.1)         (2.8)         (.1)       (6.0)
                                              -----        -----         -----        -----       -----
Balance at June 30, 2002                        274        $ 8.7         $ 3.8        $  .3       $12.8
                                              =====        =====         =====        =====       =====

NOTE J - EMPLOYEE SEPARATION AND PLANT PHASE-OUT
Operating income in the first half of 2002 for the Performance Plastics segment was reduced by charges of $0.9 million ($0.6 million after-tax) for costs associated with the consolidation of certain activities related to the formulator operations. The costs were for employee separation, which consisted of severance and other employee benefits. In 2001, PolyOne recognized an expense for employee separation and plant phase-out totaling $36.1 million, of which $9.8 million was recognized in the first half of 2001. These costs related to restructuring initiatives at plastic compounds and colors, formulators and engineered films operations.

In 2001, PolyOne announced plans to close 3 manufacturing plants in 2002, of which none were closed during the first half of 2002. As of June 30, 2002, the net property carrying value to be realized for the plants closed or to be closed was $20.4 million (some assets will be transferred to other locations as production ceases). In addition, PolyOne projects that cash spending for restructuring initiatives announced and accrued in 2001 in relation to employee separation and plant phase-out costs will range between $15 million and $17 million over the last six months of 2002.


The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

(In millions, except employee numbers)                Employee Separation             Plant Phase-Out Costs
                                                  ---------------------------    ----------------------------------
                                                   Number of                         Cash              Asset Write-
                                                   Employees         Costs          Closure               Downs            Total
                                                  -----------     -----------    -------------     ----------------     ------------
Balance at December 31, 2001                        300              $  17.0       $     1.9           $      -          $   18.9
2002 Charges                                         21                   .9             -                    -                .9
Utilized in 2002                                    (86)                (1.5)            (.3)                 -              (1.8)
                                                  -----------     -----------    -------------     ----------------     ------------
Balance at June 30, 2002                            235              $  16.4       $     1.6           $      -          $   18.0
                                                  ===========     ===========    =============     ================     ============

NOTE K - FINANCING ARRANGEMENTS
On March 28, 2002, PolyOne amended and restated the $150 million credit agreement governing the revolving credit facility. The amended and restated credit agreement revised the 2002 borrowed debt-to-EBITDA compliance ratios and requires that we secure any obligations under the revolving credit facility upon the issuance of $200 million unsecured senior notes discussed below. Additionally, obligations under the revolving credit facility became guaranteed by some of our domestic subsidiaries upon issuance of the unsecured senior notes. Security on the revolving credit facility will terminate when the borrowed debt-to-EBITDA ratio is less than 3.5:1 for any two consecutive fiscal quarters. Under the amended and restated revolving credit facility, certain restrictions exist relating to the increased payment of dividends, capital expenditures and new acquisition investments.

During April 2002, PolyOne completed a private placement of $200 million of 8.875% senior notes to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. Subsequently, PolyOne registered with the Securities and Exchange Commission an offer to exchange the senior notes for registered senior notes, which became effective in July 2002. We used the proceeds from the offering to repay amounts outstanding under our revolving bank credit facility; to repay a loan held by one of our German subsidiaries; to reduce a portion of the amount sold under our receivables sale facility; to repay borrowings under our short-term lines of credit and to pay related fees and expenses. The senior notes rank equally with all of PolyOne's other senior unsecured indebtedness.

Effective May 28, 2002 PolyOne entered into fixed-to-floating interest rate swap agreements on five of its fixed-rate obligations in the aggregate amount of $80 million. At June 30, 2002, PolyOne had interest rate swap agreements on eight of its fixed-rate obligations in the aggregate amount of $262.8 million. These eight agreements had a net in-the-money position of $.8 million and a weighted-average interest rate of 5.92% at June 30, 2002.

NOTE L - SALE OF ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

        (In millions)                                                   June 30,      December 31,
                                                                          2002            2001
                                                                       ----------     -----------

        Trade accounts receivable                                      $  176.4       $  145.1
        Retained interest in securitized accounts receivable               75.7            -
        Allowance for doubtful accounts                                   (12.2)          (9.5)
                                                                       ----------     -----------

                                                                       $  239.9       $  135.6
                                                                       ==========     ===========

PolyOne participates in a receivables sale program to provide up to $250 million in liquidity through the sale of certain domestic trade accounts receivable at a cost similar to commercial paper. This program was amended and restated in April 2002.

Under the terms of the amended and restated agreement, PolyOne sells undivided interests in certain domestic accounts receivable through PolyOne Funding Corporation ("PFC"), without recourse, to a third-party financial conduit. PFC is a wholly-owned subsidiary and a qualifying special-purpose entity (QSPE) that is bankruptcy remote and accounted for on an equity basis. At June 30, 2002, accounts receivables totaling $274.5 million were sold by PolyOne to PFC, and are thereby included as a reduction of trade accounts receivable within accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. Further, at June 30, 2002, PFC had sold undivided interests in account receivable totaling $198.8 million to a third-party financial conduit. PolyOne retains an interest in the $75.7 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC to the third-party financial conduit. This interest retained by PolyOne is thereby included in accounts receivable in the PolyOne Condensed Consolidated Balance Sheet at June 30, 2002. The third party financial conduit has a security interest in the unsold accounts receivable held by PFC. PolyOne records the net change in the undivided interests sold under this program as operating cash flows in the Consolidated Statements of Cash Flows.

The accounts receivable are sold at a discount from the face amount to pay investor yield (30-day LIBOR based) on the undivided interests sold to the conduit, for utilization fees (.15% of the undivided interests sold), and for program fees (.30% of the total commitment). The discount from the face amount for accounts receivable sold, net of a servicing fee, in the three months ended June 30, 2002 is $1.3 million and is included in other expense, net, in the Consolidated Statements of Operations.

The arrangement provides that PolyOne remains responsible for servicing the underlying accounts receivable and we receive an annualized service fee from PFC approximating 1/4 of 1% of the undivided interests sold. As PolyOne collects payments from the undivided interests sold, PFC reinvests the collected payments in new accounts receivable for the conduit. PolyOne, through PFC, retains the risk of credit loss on the receivables and, accordingly the full amount of the allowance for doubtful accounts has been retained in the PolyOne Condensed Consolidated Balance Sheet. The conduit has collection rights to recover payments from the receivables in the designated pool.

NOTE M - SEGMENT INFORMATION
PolyOne operates primarily in four business segments: the Performance Plastics segment, the Elastomers and Performance Additives segment, the Distribution segment, and the Resin and Intermediates (R&I) segment. Inter-segment sales are accounted for at prices generally approximating those for similar transactions with unaffiliated customers and the elimination of inter-segment sales revenue is included in the "Other" segment. Certain other corporate expenses and eliminations are included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the "Other" segment.

(In millions)                                                                   ELASTOMERS &
                                                                   PERFORMANCE   PERFORMANCE                RESIN &
THREE MONTHS ENDED JUNE 30, 2002                           TOTAL    PLASTICS      ADDITIVES  DISTRIBUTION INTERMEDIATES   OTHER
                                                        -------------------------------------------------------------------------
Sales                                                     $  692.0    $  460.3    $   95.9     $  135.8       $   -     $     -
Inter-segment sales                                              -        26.5        (0.1)         1.8           -        (28.2)
                                                        ------------------------------------------------------------------------
Net Sales                                                 $  692.0    $  486.8    $   95.8     $  137.6       $   -     $  (28.2)
                                                        =========================================================================

Operating income (loss)                                   $   22.7    $   19.0    $    4.4     $    4.1       $ 0.7     $   (5.5)
Period plant phase-out costs incurred                          0.1         0.1           -            -           -            -
Plant phase-out accelerated depreciation                       0.5         0.5           -            -           -            -
Equity investment employee severance and costs
     associated with the temporary idling of a plant           0.1           -           -            -         0.1            -
                                                        ------------------------------------------------------------------------
Operating income (loss) before plant phase-out and
     closed facility costs
                                                              23.4        19.6         4.4          4.1         0.8         (5.5)
Depreciation and amortization                                 18.6        14.7         3.2          0.5           -          0.2
                                                        ------------------------------------------------------------------------
Operating income (loss) before plant phase-out, closed
     facility costs and depreciation and amortization     $   42.0    $   34.3    $    7.6     $    4.6      $  0.8     $   (5.3)
                                                        =========================================================================

Total assets                                              $2,154.7    $1,523.6    $  277.6     $  163.6      $240.7     $  (50.8)
Capital expenditures                                      $   23.1    $   17.8    $    0.9     $    0.2      $    -     $    4.2
                                                        =========================================================================
                                                                                 ELASTOMERS &
                                                                    PERFORMANCE  PERFORMANCE                 RESIN &
THREE MONTHS ENDED JUNE 30, 2001                          TOTAL      PLASTICS     ADDITIVES  DISTRIBUTION INTERMEDIATES    OTHER
                                                        ------------------------------------------------------------------------
Sales                                                   $  695.4     $  473.7     $  105.7      $  116.0    $     -      $      -
Inter-segment sales                                            -         10.9          0.1           1.8          -         (12.8)
                                                        -------------------------------------------------------------------------
Net sales                                               $  695.4     $  484.6     $  105.8      $  117.8    $     -      $  (12.8)
                                                        =========================================================================

Operating income (loss)                                 $   16.8     $   16.1     $    3.2      $      -    $   2.1      $   (4.6)
Employee separation and plant phase-out costs                0.9          0.9            -             -          -             -
Period cost of closed facilities                             0.2          0.2            -             -          -             -
Merger and integration costs                                 0.5            -            -             -          -           0.5
                                                        -------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs                           18.4         17.2          3.2             -        2.1          (4.1)
Depreciation and amortization                               25.9         19.9          4.5           0.9          -           0.6
                                                        -------------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs and depreciation
     and amortization                                   $   44.3     $   37.1     $    7.7      $    0.9   $    2.1      $   (3.5)
                                                        =========================================================================

Total assets                                            $2,221.5     $1,529.9     $  317.4      $  169.7   $  252.6      $  (48.1)
Capital expenditures                                    $   16.7     $    4.7     $    2.0      $    0.1   $      -      $    9.9


(In millions)                                                                 ELASTOMERS &
                                                                PERFORMANCE   PERFORMANCE                 RESIN &
SIX MONTHS ENDED JUNE 30, 2002                           TOTAL    PLASTICS     ADDITIVES  DISTRIBUTION INTERMEDIATES  OTHER
                                                       ---------------------------------------------------------------------
Sales                                                  $ 1,305.2  $   863.3  $     187.5    $   254.4   $     -     $    -
Inter-segment revenues                                       -         46.7          -            3.6         -      (50.3)
                                                       ---------------------------------------------------------------------
Net sales                                              $ 1,305.2  $   910.0  $     187.5    $   258.0   $     -     $(50.3)
                                                       =====================================================================

Operating income (loss)                                $    27.7  $    31.4  $       6.7    $     5.7   $    (6.8)  $ (9.3)
Employee separation and plant phase-out costs                0.9        0.9          -            -           -          -
Period plant phase-out costs incurred                        0.2        0.2          -            -           -          -
Plant phase-out accelerated depreciation                     1.0        1.0          -            -           -          -
Loss on divestiture of equity investment                     1.5        -            -            -           1.5        -
Equity investment employee severance and costs
    associated with the temporary idling of a plant          0.8        -            -            -           0.8        -
                                                       ---------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities and loss
     on divestiture of equity investment costs              32.1       33.5          6.7          5.7        (4.5)    (9.3)
Depreciation and amortization                               36.4       28.6          6.4          1.0         -        0.4
                                                       ---------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities and loss
     on divestiture of equity investment costs and
     depreciation and amortization                     $    68.5  $    62.1  $      13.1    $     6.7   $    (4.5)  $ (8.9)
                                                       =====================================================================

Capital expenditures                                   $    33.8  $    23.9  $       2.3    $      .3   $     -     $  7.3



                                                                             ELASTOMERS &
                                                                PERFORMANCE  PERFORMANCE                   RESIN &
SIX MONTHS ENDED JUNE 30, 2001                          TOTAL     PLASTICS    ADDITIVES  DISTRIBUTION  INTERMEDIATES  OTHER
                                                       ---------------------------------------------------------------------
Sales                                                  $1,405.1   $  955.0   $  215.3      $  234.8      $      -   $      -
Inter-segment sales                                           -       18.4        0.2           4.1             -      (22.7)
                                                       ---------------------------------------------------------------------
Net sales                                              $1,405.1   $  973.4   $  215.5      $  238.9      $      -   $  (22.7)
                                                       =====================================================================

Operating income (loss)                                $   (6.5)  $   14.2   $    5.9      $    1.1      $  (13.3)  $  (14.4)
Employee separation and plant phase-out costs               9.8        9.8          -             -             -          -
Period cost of closed facilities                            0.2        0.2          -             -             -          -
Merger and integration costs                                5.8          -          -             -             -        5.8
Equity investment employee severance                        1.0          -          -             -           1.0          -
                                                       ---------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs                          10.3       24.2        5.9           1.1         (12.3)      (8.6)
Depreciation and amortization                              52.3       40.3        9.1           1.7             -        1.2
                                                       ---------------------------------------------------------------------
Operating income (loss) before employee separation,
     plant phase-out and closed facilities, and
     merger and integration costs and depreciation
     and amortization                                  $   62.6   $   64.5   $   15.0      $    2.8      $  (12.3)  $   (7.4)
                                                       =====================================================================

Capital expenditures                                   $   36.0   $   10.7   $    6.5      $    0.4      $      -   $   18.4

A breakdown of the Performance Plastics segment's sales for the three months and six months ended June 30, 2002 and the changes versus the same periods in 2001, by primary product group, is as follows:

                                             Three Months 2002 vs. 2001                  Six Months 2002 vs. 2001
                                        -------------------------------------      -------------------------------------
                                                                       %                                         %
                                                        %           Change                         %           Change
                                          % of       Change in     in Sales           % of      Change in      in Sales
                                         Sales $      Sales $         Lbs.          Sales $      Sales $         Lbs.
                                        --------------------------------------------------------------------------------
     North American Plastics Compounds
        and Colors (PC&C)                   54           -6            2               54          -12           -5
     International PC&C                     23           19           12               22            4            3
     Specialty Resin and Formulators        14            4            4               15            1            2
     Engineered Films                        9           -3           -2                9           -5           -7
                                        --------------------------------------------------------------------------------
           Performance Plastics            100            0            4              100           -7           -3

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

PolyOne has accrued for environmental liabilities based upon estimates prepared by our environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $53.7 million at June 30, 2002, represents our best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing and the ultimate remediation alternatives to be undertaken at these sites, it is possible that the ultimate costs to be incurred could be in excess of the accrual recorded at June 30, 2002. Our estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to our environmental liabilities is included in Note N to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE O - RECLASSIFICATIONS
The first quarter 2002 loss on divestiture of the Australian Vinyls Corporation PVC resin operations of $1.5 million pre-tax has been reclassified in the year-to-date operating results. The reclassification is from other expense to a separate line above operating income.

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

Below is a summary of consolidated operating results for the three and six month periods ended June 30, 2002 and 2001. Also summarized are the special items included in these periods.


Summary of Consolidated Operating Results
(In millions, except per share data)                   Three Months Ended           Six Months Ended
                                                             June 30,                   June 30,
                                                        2002         2001          2002           2001
                                                     ---------    ---------     ---------      ---------
Sales                                                $   692.0    $   695.4     $ 1,305.2      $ 1,405.1

Operating income (loss)                                   22.7         16.8          27.7           (6.5)
Operating income before special items                     23.4         18.4          32.1           10.3
Operating income before special items,
    depreciation and amortization                         42.0         44.3          68.5           62.6

Net income (loss)                                    $     6.1    $     2.5     $   (51.2)     $   (18.9)
Cumulative effect of a change in accounting                  -            -          53.7              -
                                                     ---------    ---------     ---------      ---------
Income (loss) before cumulative effect of a
    change in accounting                                   6.1          2.5           2.5          (18.9)
Special items expense (income) - after-tax                 0.5         (1.5)          2.8            8.1
                                                     ---------    ---------     ---------      ---------
Net income (loss) before cumulative effect of a
    change in accounting and special items           $     6.6    $     1.0     $     5.3      $   (10.8)
                                                     =========    =========     =========      =========

Income (loss) per share, diluted                     $     .07    $     .03     $    (.55)     $    (.21)
Per share effect of change in accounting                     -            -           .58              -
                                                     ---------    ---------     ---------      ---------
Income (loss) per share before cumulative effect
    of a change in accounting                        $     .07    $     .03           .03           (.21)
Per share effect of excluding special costs,
    expense (income)                                 $       -    $    (.02)    $     .03      $     .09

Summary of Special Items
(In millions)                                         Three Months Ended         Six Months Ended
                                                            June 30,                 June 30,
                                                       2002         2001         2002         2001
                                                     -------      -------      -------      -------
Employee separation and plant phase-out cost(1)      $     -      $  (0.9)     $  (0.9)     $  (9.8)

Plant phase-out costs incurred(2)                       (0.1)        (0.2)        (0.2)        (0.2)
Plant phase-out accelerated depreciation(2)             (0.5)           -         (1.0)           -
Equity affiliate - employee severance and
   liabilities associated with the temporary            (0.1)           -         (0.8)        (1.0)
   idling of a plant(3)
Merger and integration cost(4)                             -         (0.5)           -         (5.8)
Loss on divestiture of equity investment(5)                -            -         (1.5)           -
                                                     -------      -------      -------      -------

    Subtotal - operating income (loss)                  (0.7)        (1.6)        (4.4)       (16.8)

Litigation settlement gain                                 -          4.1            -          4.1
Investment write-down                                      -            -            -         (0.6)
                                                     -------      -------      -------      -------

Total pre-tax income (expense)                          (0.7)         2.5         (4.4)       (13.3)

Income tax benefit (expense)                             0.2         (1.0)         1.6          5.2

                                                     -------      -------      -------      -------
Total after-tax income (expense)                     $  (0.5)     $   1.5      $  (2.8)     $  (8.1)
                                                     =======      =======      =======      =======


(1) These costs include severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plants and equipment related to restructuring initiatives associated with former Geon operations. In connection with the acquisition of Hanna and resulting formation of PolyOne, management developed several initiatives to capture the strategic value of the combined former Geon and former Hanna businesses. Included in the initiatives was the closing of excess manufacturing capacity of the Elastomers business and establishing centers of manufacturing excellence within the North American Plastics Compounds and Colors operations. This resulted in several announcements in 2001 that three Geon plants and eight Hanna plants would be closed. The initiatives also included the termination of corporate and other positions at Geon and former Hanna locations. The plans and activities related to the former Geon plants and personnel were finalized and approved during 2001. The costs related to the Geon activities were classified as employee separation and plant phase-out.
(2) These are plant and phase-out costs associated with the Geon restructuring initiatives described in (1) above that are to be recognized as period costs versus when the restructuring initiative was approved.
(3) Employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant.
(4) These costs were a direct result of the acquisition of Hanna and the formation of PolyOne and relate primarily to the executive separation costs for former Geon executives resulting from employment change-in-control provisions triggered by the formation of PolyOne and severance costs paid to former Geon employees terminated as a result of the formation of PolyOne.
(5) This special item relates to the loss on our divestiture of our 37.4% investment in the PVC resin operations of Australian Vinyls Corporation
        (AVC). AVC was a joint venture with Orica Limited that had PVC resin and PVC compounding operations. The compounding operations of AVC were transferred to a newly formed joint venture that has the same ownership percentages as AVC. We and Orica then sold our interests in AVC, which was announced on January 11, 2002 and we recognized a loss on the divestiture of the investment.

TOTAL COMPANY REPORTED RESULTS

Total second quarter 2002 sales were $692.0 million or 13% above the first quarter 2002 and $3.4 million lower than second quarter 2001 sales, reflecting mixed performance across the businesses. Strong volume in International PC&C and Distribution operations were offset by weak year-over-year demand in the telecommunications and electronics markets and a slower strengthening of the U.S. economy. North American automotive production in the second quarter rose 11% versus the first quarter and 6% versus the same period last year. However, industrial production for the second quarter remains an annualized 1.3% below second quarter 2001 and manufacturing capacity utilization remains approximately 2 percentage points below comparable prior year levels. First half of 2002 sales were $1,305.2 million, $99.9 million less than first half 2001.

The operating income for the second quarter of 2002 was $22.7 million compared to income of $16.8 million in the second quarter of 2001. During the second quarter of 2002, operating income included a $2.0 million pre-tax deferral of profit associated with the transfer of vinyl compound distribution from a third party to PolyOne's Distribution business. This profit deferral and cost of eliminating the intercompany profit in the Distribution segment June 30, 2002 inventory is reflected in the "Other" segment results. We anticipate that the impact from the profit deferral will be largely a one-time event and affected in the future only by large swings in Distribution inventory levels of vinyl compounds through this channel. In the second quarter of 2001, operating income included the amortization of goodwill and workforce, totaling $4.5 million, which is not in the 2002 results. Operating income before special items, depreciation and amortization (OIBSIDA) was $42.0 million in the second quarter of 2002 compared with $44.3 million in the second quarter of 2001. The second quarter 2002 OIBSIDA of the operating segments (excluding the Resin and Intermediates segment) compared to the same quarter in 2001 and before the profit deferral related to a change in sales channels was an increase of $1 million on lower sales of $3.4 million. Operating income for the first half of 2002 was $27.7 million versus a loss of $6.5 million for the first half of 2001. OIBSIDA was $68.5 million in the first half of 2002 compared to $62.6 million in the first half of 2001. The improvement in year-over-year OIBSIDA reflects the results of value capture initiatives, economy-driven cost reduction plans and the performance of the OxyVinyls joint venture, offset by the margin impact of lower sales revenue.

BUSINESS SEGMENT INFORMATION

Below is a summary of business segment information for the three and six months ended June 30, 2002 and 2001.

(In millions)                                      Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
Sales:                                              2002         2001          2002          2001
                                                  --------     --------      --------      --------
     Performance Plastics                         $  486.8     $  484.6      $  910.0      $  973.4
     Elastomers & Additives                           95.8        105.8         187.5         215.5
     Distribution                                    137.6        117.8         258.0         238.9
     Resin & Intermediates                               -            -             -             -
     Other                                           (28.2)       (12.8)        (50.3)        (22.7)
                                                  --------     --------      --------      --------
                                                  $  692.0     $  695.4      $1,305.2      $1,405.1
                                                  ========     ========      ========      ========

Operating income (loss) before special items:
     Performance Plastics                         $   19.6     $   17.2      $   33.5      $   24.2
     Elastomers & Additives                            4.4          3.2           6.7           5.9
     Distribution                                      4.1            -           5.7           1.1
     Resin & Intermediates                             0.8          2.1          (4.5)        (12.3)
     Other                                            (5.5)        (4.1)         (9.3)         (8.6)
                                                  --------     --------      --------      --------
                                                  $   23.4     $   18.4      $   32.1      $   10.3
                                                  ========     ========      ========      ========

Operating income (loss) before special items,
 depreciation and amortization:
     Performance Plastics                         $   34.3     $   37.1      $   62.1      $   64.5
     Elastomers & Additives                            7.6          7.7          13.1          15.0
     Distribution                                      4.6          0.9           6.7           2.8
     Resin & Intermediates                             0.8          2.1          (4.5)        (12.3)
     Other                                            (5.3)        (3.5)         (8.9)         (7.4)
                                                  --------     --------      --------      --------
                                                  $   42.0     $   44.3      $   68.5      $   62.6
                                                  ========     ========      ========      ========

Interest expense increased $0.5 million in the second quarter 2002 compared to the same quarter in 2001. For the six month period ended June 30, the 2002 expense was $3.6 million below 2001. Impacting both periods was the second quarter 2002 issuance of $200 million of senior debt at 8.875%, net of the debt retired upon issuance, and entering into additional interest rate swap agreements to effectively convert $80 million of debt from a fixed-rate interest cost to a currently favorable variable rate. Further, the average amounts outstanding under the line of credit was reduced in 2002 compared to 2001.

Other expense, net includes the finance costs associated with the receivables sale facility, whose usage in 2002 is above 2001 and has contributed to the approximately $3 million cost increase in both the 2002 three and six month periods over the comparable 2001 periods.

The effective income tax rate was 39.0% for the second quarter 2002 versus 70.6% for the second quarter 2001. The second quarter 2001 included an adjustment of $2.9 million of additional income tax expense principally due to the effect of non-deductible goodwill on the relative level of total earnings for the first and second quarters of 2001. The effective income tax rate for the six months ending June 30, 2002 was 40.5% versus 36.6% for the six months ending June 30, 2001. The difference in the year-to-date effective income tax rate is principally due to the effect of permanent differences.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". In accordance with this statement, we ceased amortization of all goodwill and indefinite-lived intangible assets. During the first quarter 2002, we also completed the transitional review for goodwill impairment required under SFAS 142. The review indicated that goodwill related to the 1999 acquisition of our Engineered Films operation was impaired as of January 1, 2002. Accordingly, we measured and recognized a pre-tax charge of $54.7 million ($53.7 million after-tax) as a cumulative effect of a change in accounting principle. The second quarter of 2001 included pre-tax goodwill amortization of $4.4 million ($3.6 million after-tax) and the first half of 2002 included pre-tax goodwill amortization of $8.9 million ($7.2 million after-tax).

The second quarter 2002 net income was $6.1 million, $3.6 million better than the same quarter in 2001. Before special items and the 2001 goodwill amortization, the 2002 second quarter increase was $2 million. For the six months ended June 30, 2002, net income before cumulative effect of a change in accounting, special items and the 2001 amortization was $5.3 million and $8.9 million higher when compared to the same period of 2001.

COMMENTARY ON BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had second quarter 2002 sales of $486.8 million, compared with sales of $484.6 million in the second quarter 2001. For the six month period ended June 30, 2002, sales totaled $910.0 million or $63.4 million below the same period in 2001. A breakdown of the 2002 second quarter and six months segment sales, by primary product group, is as follows:

                                               Quarter 2002 vs. 2001                     Six Months 2002 vs. 2001
                                        -------------------------------------      -------------------------------------
                                                                     %                                          %
                                                        %         Change              %            %          Change
                                          % of      Change in     in Sales           of        Change in     in Sales
                                        Sales $      Sales $        Lbs.            Sales $     Sales $         Lbs.
                                        --------------------------------------------------------------------------------
     North American Plastics Compounds
        and Colors (PC&C)                   54           -6            2               54          -12           -5
     International PC&C                     23           19           12               22            4            3
     Specialty Resin and Formulators        14            4            4               15            1            2
     Engineered Films                        9           -3           -2                9           -5           -7
                                        --------------------------------------------------------------------------------
           Performance Plastics            100            0            4              100           -7           -3

International PC&C sales comprised 23% of the Performance Plastics segment in the second quarter of 2002. International PC&C 2002 sales increased 19% and 4% over comparable second quarter and first half periods in 2001. The increase in sales is a result of a strengthening demand from the electronics market (business machines) in Asia, and the European operations which benefited from seasonal revenue increases and a favorable Euro exchange impact of 5%.

Sales volumes in most North American product groups improved versus second quarter 2001 reflecting improving U.S. automotive demand and strength in construction markets. The 7% decrease in six month year-over-year sales primarily reflects unfavorable pricing in the vinyl compound markets where average pricing is down 10% and continued weakness in the telecommunications market (wire and cable).

OIBSIDA was $34.3 million in the second quarter of 2002, $2.8 million below the second quarter of 2001, due mainly to margin compression in North American PC&C vinyl compounds. OIBSIDA for the first half of 2002 was $62.1 million, a $2.4 million decline from the first half of 2001, reflecting lower sales in North America and lower margins on vinyl compounds, partially offset by the impact of value capture initiatives and economic-driven cost reduction programs.

ELASTOMERS & PERFORMANCE ADDITIVES sales were $95.8 million in the second quarter of 2002, a 9% decline compared to the second quarter 2001. First half 2002 sales of $187.5 million were 13% below first half 2001. The unfavorable 2002 change from prior periods was primarily a result of lower industrial production and reduced tire tolling impacting both the elastomers and additives markets. In addition, the fourth quarter 2001 closing of a Canadian plant has impacted regional market share, resulting in lower volumes. Of the 13% year-over-year change, approximately 7% is due to lower demand in the auto industry and industrial products markets, 2% is due to lower tolling volumes, 1% is due to the closure of the Canadian plant, and the remainder is due to other factors, such as price and mix. North American automotive production and industrial products, two of the business's key markets, showed improvement during the second quarter, but remain below comparable prior year levels.

OIBSIDA in the second quarter of 2002 was $7.6 million compared to $7.7 million in the second quarter of 2001. Continued manufacturing cost initiatives and plant shutdowns have resulted in lower manufacturing costs versus prior year and have offset the earnings impact of the sales volume declines. OIBSIDA in the first half of 2002 was $13.1 million versus $15.0 million in the first half of 2001. During the second quarter of 2002 a North American manufacturing plant and an administrative site were closed.

DISTRIBUTION sales in the second quarter of 2002 were $137.6 million, 17% higher than second quarter 2001. Sales in the first half of 2002 were $258.0 million, 8% above the same period last year. The change year-over-year for both the three and six month periods was driven by Distribution's ability to successfully integrate the distribution of North American PC&C's vinyl compounds and improved demand related to other products. The second quarter 2002 sales volume increase was 24% versus the same period in 2001, of which 15 percentage points resulted from the distribution of vinyl compounds. The 2002 year-to-date sales volume increase was 15% over 2001 results, of which two-thirds resulted from the integration of vinyl compounds. Year-over-year selling price declines occurred in both periods, following the trend of lower material costs, and partially offseting the favorable sales volume variances.

OIBSIDA in the second quarter of 2002 was $4.6 million, $3.7 million above second quarter of 2001. OIBSIDA in the first half of 2002 was $6.7 million, $3.9 million higher than the same period last year. The 2002 improvement in OIBSIDA for both periods over 2001 is related to higher sales volumes, improved margins, and cost containment initiatives.

RESIN & INTERMEDIATES (R&I) operating income before special items, consisting of equity income from joint ventures, allocated overhead support cost and costs associated with past operations was $0.8 million for the second quarter of 2002, $1.3 million lower than the second quarter of 2001. PolyOne's equity earnings from SunBelt for the second quarter of 2002 decreased $2.9 million compared to the second quarter of 2001, reflecting the impact of lower industry caustic soda and chlorine selling prices. Equity income before special items from PolyOne's 24% investment in OxyVinyls improved $0.7 million in the second quarter of 2002 as compared to the second quarter of 2001. The Resin and Intermediates business segment generated an operating loss before special items of $4.5 million for the first half of 2002, a $7.8 million improvement over the same period last year. The 2002 six-month results were positively impacted by the improvement in the equity earnings of OxyVinyls due to lower ethylene costs ($23 million) and lower natural gas costs ($16 million) versus the first half of 2001. This was partially offset by lower caustic soda prices in the OxyVinyls and SunBelt joint ventures.

Domestic PVC resin industry demand strengthened during the second quarter of 2002 as capacity utilization approximated 100% versus 88% in the second quarter of 2001. For the six months ended June 30, 2002, the domestic PVC resin industry capacity utilization approximated 95% compared to 90% in the first half of 2001. Average domestic industry PVC resin selling prices averaged $0.03/lb lower in the first half of 2002 than the same period in 2001, but this decline was offset by lower ethylene costs. These factors led to an industry spread (selling prices less the cost of chlorine and ethylene) for the first half of 2002 that was $0.01/lb higher than the comparable 2001 spreads. The industry has announced another PVC resin price increase of $0.02/lb in July of 2002.

OTHER consists primarily of corporate governance costs and inter-segment profit elimination that is not allocated to business segments. These unallocated costs before special items were $5.5 million in the second quarter of 2002 and $9.3 million for the first six months of 2002. The second quarter 2002 costs included a $2.0 million pre-tax profit elimination resulting from North American PC&C transferring distributor sales of vinyl compound from an external third party to PolyOne Distribution. The profit deferral represents remaining intercompany profit in the Distribution segment inventory at June 30, 2002.

CAPITAL RESOURCES AND LIQUIDITY

For the first half of 2002, operating activities utilized $82.3 million of cash, driven by a $133.6 million increase in commercial working capital (trade accounts receivable before receivables sold, FIFO inventories and accounts payable) related primarily to higher sales levels. Partially offsetting the increase in commercial working capital was the pre-tax earnings before depreciation and amortization of $41.6 million for the first six months of 2002.

Investing activities for the first half of 2002 used $37.0 million, consisting primarily of capital expenditures of $33.8 million. Nearly half of the projected capital spending is associated with the North American PC&C manufacturing restructuring and the new business information system.

Cash provided by financing activities during the first half of 2002 was $147.6 million reflecting an increase in long-term debt from the $200 million senior debt offering completed in April, 2002, partially offset by the funds used to repay a loan held by one of our German subsidiaries. Further, dividends of $11.2 million were paid and net proceeds of $5.0 million were received from the exercise of stock options.

As of June 30, 2002, PolyOne had existing facilities to access capital resources (receivables sale facility, revolving credit agreement, uncommitted short-term credit lines and long-term debt) totaling $1 billion. At the end of the second quarter of 2002, PolyOne had utilized $804 million of these facilities, including $590 million of long-term debt. The effective available funds under these facilities can vary, depending on the level of qualified receivables outstanding, ratings on public debt and debt-related financial ratios. As of June 30, 2002, approximately $78 million of the existing capital resource facilities were available to be drawn while remaining in compliance with the facilities. As of June 30, 2002, PolyOne's public debt was rated by Moody's Investor Service, Standard & Poor's and Fitch Ratings as investment grade. The debt ratings from these agencies impact PolyOne's cost of non-fixed interest rate financing.

On March 28, 2002, PolyOne amended and restated the credit agreement governing the revolving credit facility. The amended and restated credit agreement revises our 2002 borrowed debt-to-EBITDA compliance ratios and requires that we secure any obligations under our revolving credit facility. For a summary of the borrowed debt-to-EBITDA compliance ratios and other financial ratios, see the table that follows. Additionally, our obligations under the revolving credit facility are guaranteed by some of our domestic subsidiaries.

Of the capital resource facilities available to PolyOne as of June 30, 2002, only the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our public debt and our guarantee of the SunBelt note allows for a specific level of secured debt, above which security must be provided on each such indenture. The receivables sale facility does not constitute debt under the public debt indentures. Security is granted under the terms of the amended and restated revolving credit agreement; however, PolyOne does not anticipate borrowings in 2002 under the revolving credit agreement which would result in security being provided to the outstanding public unsecured debt. Security on the revolving credit agreement and public debt, if applicable, will terminate when the borrowed debt-to-EBITDA ratio is less than
3.50 to 1.0 for any two consecutive fiscal quarters. As of June 30, 2002, PolyOne had guaranteed unconsolidated equity affiliate debt of $97.5 million for SunBelt and $42.3 million for OxyVinyls.

On April 23, 2002, PolyOne issued $200 million of 8.875% senior notes that mature in 2012. We used the proceeds from the offering to repay all amounts outstanding under our revolving bank credit facility; to repay a loan held by one of our German subsidiaries; to reduce a portion of the amount sold under our receivables sale facility; to repay borrowings under our short-term lines of credit; and to pay related fees and expenses. The senior notes rank equally with all of PolyOne's other senior unsecured indebtedness. This financing was to provide additional liquidity and reduce the risk associated with refinancing approximately $128 million of existing long-term debt that matures in 2003.

The following table summarizes the defined financial ratios for 2002 as amended and restated in March 2002.

                                                                                Borrowed            Tangible
                                                              Interest       Debt-to-EBITDA    Assets-to-Indebtedness
                                                           Coverage Ratio         Ratio               Ratio
                                                             (Minimum)          (Maximum)           (Minimum)
                                                          ----------------- ------------------ --------------------
Agreement compliance
      First quarter of 2002                                     2.75             Waived               1.00
      Second quarter of 2002                                    2.75              5.70                1.00
      Third quarter of 2002                                     2.75              5.50                1.00
      Fourth quarter of 2002                                    3.00              5.25                1.00
Limitations on dividends and stock
      repurchases(1), capital
      expenditures(2) and acquisitions(3)
      Each quarter                                                                3.99

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

The realization of profitable operations will be important to maintaining the existing levels of available capital resources and the execution of PolyOne's announced restructuring initiatives. PolyOne's operating income before special items and depreciation and amortization (which approximates the free cash flow of ongoing operations) was approximately $126 million in the year 2001 and $69 million in the first six months of 2002. The free cash flow must cover expenditures for financing costs (interest expense and discount on sale of receivables), dividends and capital expenditures. These expenditures totaled approximately $150 million in 2001 and $65 in the first six months of 2002. Capital expenditures for 2002 are projected to be between $75 and $80 million. Nearly half of the projected capital spending is associated with the North American Plastic Compounds and Colors manufacturing restructuring and the new business information system. PolyOne also projects that cash spending for restructuring initiatives announced and accrued in 2001 in relation to employee separation and plant phase-out costs will range between $23 million and $27 million over the last six months of 2002. Cash flow is projected to increase from improved earnings in the second half of 2002, in part from greater realization of value capture initiatives. During the first six months of 2002, commercial working capital increased $133.6 million primarily due to sales increases. Working capital over the second half of 2002 is projected to decrease with the seasonal slowing of sales demand late in the fourth quarter of 2002. Any remaining shortfall in cash flow is expected to be covered by (1) utilizing the available capital resource facilities noted previously, (2) securing additional capital resources, (3) managing and redeploying assets and/or (4) revising the expenditures noted previously. If it were necessary to secure additional capital resources, there can be no assurance that the additional capital resources would be available or, if available, that their terms would be acceptable to PolyOne.

Management believes that it will be able to continue to manage and control working capital, discretionary spending and capital expenditures in order to assure adequate levels of liquidity in 2002 and beyond to support normal operations, to complete a 2002 acquisition and to execute the announced restructuring initiatives that are projected to enhance PolyOne's future profitability.

ACCOUNTING POLICIES AND ESTIMATES

Note B of the 2001 Annual Consolidated Financial Statements contains a summary of PolyOne's accounting policies and commentary on the nature of estimates made in the preparation of the financial statements. Following is a description of important management judgments relating to the PolyOne 2001 Annual Consolidated Financial Statements and the Quarterly Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2002 (Unaudited).

ENVIRONMENTAL ACCRUED LIABILITY. PolyOne has accrued $53.7 million to cover future environmental remediation expenditures, and believes none of these matters, either individually or in the aggregate, will have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents PolyOne's best estimate of the remaining remediation costs based upon information and technology currently available. For additional discussion, refer to Note N to the Annual Consolidated Financial Statements and to Note N to the Quarterly Condensed Consolidated Financial Statements (Unaudited).

RESTRUCTURING COSTS. In 2001, PolyOne announced plans to close 11 manufacturing plants in 2002. In the first half of 2002, 2 plants were closed and one plant's closure has been deferred to mid-2003. As of June 30, 2002, an accrued liability of $30.8 million existed for future employee severance and plant closing costs. In addition, as of June 30, 2002, the net property carrying value to be realized for the plants closed or to be closed was $34.5 million (some assets will be transferred to other locations as production ceases).

EQUITY INVESTMENT. In December 2001, OxyVinyls (of which PolyOne owns 24%) announced the temporary closing of its Deer Park, Texas, chlor-alkali plant due to low industry capacity utilization and low product market selling prices. As of June 30, 2002, OxyVinyls had a remaining accrual $6.3 million for future employee severance and liabilities associated with the temporary idling of a plant. The plant had a net property carrying value by OxyVinyls as of June 30, 2002 of approximately $140 million, which is anticipated to be realized through future operations upon the restart of the plant.

GOODWILL. As of June 30, 2002, PolyOne's recorded goodwill totaled $446.8 million. PolyOne had completed its assessment of any potential impairment under the new provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which resulted in an impairment loss for goodwill of $54.7 million ($53.7 after-tax), as further explained in Note B to the Quarterly Condensed Consolidated Financial Statements (Unaudited).

Although we recently completed an assessment of goodwill impairment, any additional future goodwill impairment could result in:

         -   Violation of financial ratios required by our debt agreements;

         - Limitation of dividend payments and/or company stock repurchases; and/or

         -   Extending security to the existing public debt outstanding.

DEFERRED TAX BENEFIT FOR OPERATING LOSS CARRYFORWARDS. As of June 30, 2002, PolyOne had a net deferred tax liability of $20.3 million, which included a deferred tax asset of $82.3 million for operating loss carryforwards for tax purposes. The operating loss carryforwards are expected to be utilized against future earnings, thereby reducing taxes that would otherwise be paid. See the discussion in Note P to the Annual Consolidated Financial Statements.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this Report on Form 10-Q, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, for example, statements about business outlook, assessment of market conditions, strategies, future plans, future sales, prices for major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) an inability to achieve or delays in achieving savings related to consolidation and restructuring programs; (2) delays in achieving or inability to achieve our strategic value capture initiatives, including cost reductions and employee productivity goals, or achieving less than the anticipated financial benefit from the initiatives;
(3) the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks; (4) changes in world, regional or U.S. plastic, rubber and PVC consumption growth rates affecting our markets; (5) changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, VCM, chlor-alkali or other industries in which we participate; (6) fluctuations in raw material prices, quality and supply and energy prices and supply, in particular fluctuations outside the normal range of industry cycles; (7) production outages or material costs associated with scheduled or unscheduled maintenance programs; (8) costs or difficulties and delays related to the operation of joint venture entities; (9) lack of day-to-day operating control, including procurement of raw material feedstocks, of other equity or joint venture affiliates; (10) partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne; (11) an inability to launch new products and/or services that fit strategically with and add value to our business; (12) the possibility of goodwill impairment; (13) an inability to maintain any required licenses or permits; and (14) an inability to comply with any environmental laws and regulations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in "Management's Analysis - Consolidated Statements of Cash Flows" in the 2001 Annual Report under the caption "Market Risk Disclosures" included in our Annual Report on Form 10-K. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. As of June 30, 2002, PolyOne had interest rate swap agreements on eight of its fixed-rate obligations in the aggregate amount of $262.8 million. These exchange agreements are perfectly effective as defined by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," and had a net fair value of $.8 million at June 30, 2002. The weighted-average interest rate for these eight agreements was 5.92% compared to a weighted-average interest rate at December 31, 2001 of 6.25%. There have been no material changes in the market risk faced by us from December 31, 2001 to June 30, 2002. We have updated the disclosure concerning our financing arrangements, which is included in Note K in this form 10-Q.

PART II -     OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 23, 2002. As described in the 2002 Proxy Statement, the following action was taken:

         (a) The ten nominees for directors were elected. The votes for directors were as follows:

                                                           Number of Shares          Number of Share
                                                               Voted For              Votes Withheld
                                                          --------------------     ---------------------
                    J. Douglas Campbell                       82,540,039                1,733,261
                    Carol A. Cartwright                       82,845,766                1,427,534
                    Gale Duff-Bloom                           82,965,918                1,307,382
                    Wayne R. Embry                            82,761,901                1,511,399
                    Robert A. Garda                           82,531,359                1,741,941
                    Gordon D. Harnett                         82,537,989                1,735,311
                    David H. Hoag                             82,924,730                1,348,570
                    D. Larry Moore                            82,539,092                1,734,208
                    Thomas A. Waltermire                      82,984,555                1,288,745
                    Farah M. Walters                          82,969,669                1,303,631

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:


         (a)  Exhibits:

              - Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer
              - Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer


         (b)  Reports on Form 8-K from April 1, 2002 through June 30, 2002:
              - Form 8-K filed on April 8, 2002 announced a press release filed on April 8, 2002, whereby we announced the completion of our transitional assessment of goodwill impairment under SFAS 142.
              - Form 8-K filed on April 11, 2002 announced that the Partnership Governance Committee of Oxy Vinyls LP, of which we own a 24% interest, adopted a resolution to no longer engage Arthur Andersen LLP as its independent public accountants.
              - Form 8-K filed on April 15, 2002 announced a press release filed on April 15, 2002, whereby we announced our intention to offer $200 million of senior notes due in 2012 in a transaction exempt from the registration requirements of the Securities Act of 1933.
              - Form 8-K filed on April 19, 2002 announced that we entered into the Fifth Amended and Restated Trade Receivables Purchase and Sale Agreement, dated as of April 10, 2002.
              - Form 8-K filed on May 1, 2002 announced a press release filed on April 30, 2002, whereby we announced first quarter 2002 earnings.
              - Form 8-K/A filed on May 2, 2002 re-filed the Form 8-K filed on May 1, 2002 to include all financial schedules.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 8, 2002            POLYONE CORPORATION




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