Form 10-Q
period 2002-09-30
POLYONE CORP
filed 2002-11-15
CIK 1122976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          ---------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002. COMMISSION FILE NUMBER 1-16091.



                               POLYONE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                      34-1730488
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


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

                             Yes  X    No
                                 ---      ---
As of November 11, 2002, there were 91,637,321 common shares outstanding.

PART I -      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In millions, except per share data)

                                                                             Three Months Ended         Nine Months Ended
                                                                                September 30,             September 30,
                                                                              2002         2001         2002         2001
                                                                          ------------- ------------ ------------ ------------
Sales                                                                         $668.5     $   659.6     $1,973.7    $  2,064.7

Operating costs and expenses:
   Cost of sales                                                               564.7         548.5      1,646.3       1,725.7
   Selling and administrative                                                   69.6          73.8        227.0         233.3
   Depreciation and amortization                                                18.9          20.6         56.3          72.9
Employee separation and plant phase-out                                          0.2           -            1.1           9.8
Merger and integration costs                                                     -             0.1          -             5.9
Loss on divestiture of equity investment                                         -             -            1.5           -
Income (loss) from equity affiliates and minority interest                      11.5          (1.1)        12.8          (8.1)
                                                                          ------------- ------------ ------------ ------------
Operating income                                                                26.6          15.5         54.3           9.0

Interest expense                                                               (11.9)         (8.9)       (32.1)        (32.7)
Interest income                                                                  0.2           0.6          0.7           2.0
Other expense, net                                                               1.0          (2.6)        (2.8)         (3.5)
                                                                          ------------- ------------ ------------ ------------
Income (loss) before income taxes and cumulative
   effect of change in accounting method                                        15.9           4.6         20.1         (25.2)

Income tax (expense) benefit                                                    (6.1)         (1.7)        (7.8)          9.2
                                                                          ------------- ------------ ------------ ------------

Income (loss) before cumulative effect of change in accounting                   9.8           2.9         12.3         (16.0)

Cumulative effect of a change in goodwill accounting,
   net of income tax benefit of $1.0 million                                     -             -          (53.7)          -
                                                                          ------------- ------------ ------------ ------------
Net income (loss)                                                         $      9.8    $      2.9   $    (41.4)  $     (16.0)
                                                                          ============= ============ ============ ============

Income (loss) per common share
   Basic income (loss) per share before effect of change in accounting    $       .11   $       .03  $       .13  $      (.18)
   Cumulative effect of a change in accounting                                   -             -            (.59)        -
                                                                          ------------- ------------ ------------ ------------
   Basic income (loss) per share                                          $       .11   $       .03  $      (.46) $      (.18)
                                                                          ============= ============ ============ ============

   Diluted income (loss) per share before effect of change in accounting  $       .11   $       .03  $       .13  $      (.18)
   Cumulative effect of a change in accounting                                   -             -            (.58)        -
                                                                          ------------- ------------ ------------ ------------
   Diluted income (loss) per share                                        $       .11   $       .03  $      (.45) $      (.18)
                                                                          ============= ============ ============ ============

Weighted average shares used to compute earnings per share:
   Basic                                                                        90.7          89.9         90.6         89.8
   Diluted                                                                      91.7          90.9         92.1         90.4

Dividends paid per share of common stock                                  $      .0625  $       .0625  $     .1875     $  .1875



         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (In millions)

                                                                                 September 30,            December 31,
                                                                                      2002                    2001
                                                                             ----------------------- -----------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $            53.4       $            18.2
   Accounts receivable, net                                                              217.3                   135.6
   Other receivables                                                                      11.1                    11.4
   Inventories                                                                           292.6                   255.3
   Deferred income tax assets                                                             50.6                    48.6
   Other current assets                                                                   16.1                    16.5
                                                                             ----------------------- -----------------------
     Total current assets                                                                641.1                   485.6
Property, net                                                                            683.2                   683.6
Investment in equity affiliates                                                          278.0                   287.9
Goodwill, net                                                                            446.8                   476.3
Other intangible assets, net                                                              32.7                    61.0
Other non-current assets                                                                  49.2                    66.8
                                                                             ----------------------- -----------------------
     Total assets                                                            $         2,131.0       $         2,061.2
                                                                             ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank debt                                                      $            14.9       $            14.7
   Accounts payable                                                                      296.0                   311.4
   Accrued expenses                                                                      159.4                   169.4
   Current portion of long-term debt                                                       4.5                     4.6
                                                                             ----------------------- -----------------------
     Total current liabilities                                                           474.8                   500.1
Long-term debt                                                                           589.4                   426.8
Deferred income tax liabilities                                                           65.4                    64.5
Post-retirement benefits other than pensions                                             124.2                   126.2
Other non-current liabilities, including pensions                                        199.3                   214.5
Minority interest in consolidated subsidiaries                                            16.3                    15.7
                                                                             ----------------------- -----------------------
     Total liabilities                                                                 1,469.4                 1,347.8
Shareholders' equity:
   Preferred stock, 40.0 shares authorized, no shares issued                               -                       -
   Common stock, $.01 par, 400.0 shares authorized, 122.2
     shares issued at September 30, 2002 and December 31, 2001                             1.2                     1.2
   Other shareholders' equity                                                            660.4                   712.2
                                                                             ----------------------- -----------------------
     Total shareholders' equity                                                          661.6                   713.4
                                                                             ----------------------- -----------------------
     Total liabilities and shareholders' equity                              $         2,131.0       $         2,061.2
                                                                             ======================= =======================


         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In millions)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        2002                   2001
                                                                                  ------------------     -----------------
OPERATING ACTIVITIES
   Net loss                                                                       $         (41.4)       $         (16.0)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Employee separation and plant phase-out charges                                        1.1                    9.8
       Cash payments on employee separation and plant phase-out                             (12.1)                 (19.1)
       Cumulative effect of a change in accounting                                           53.7                    -
       Depreciation and amortization                                                         56.3                   72.9
       Unrealized currency gains                                                            (10.8)                   -
       Loss on divestiture of equity investment                                               1.5                    -
       Companies carried at equity:
         Equity (income) loss, net of minority interest                                     (12.3)                   8.1
         Dividends received                                                                   2.1                    2.0
       Change in assets and liabilities:
         Operating working capital:
           Accounts receivable                                                              (73.9)                 137.3
           Inventories                                                                      (33.4)                  55.1
           Accounts payable                                                                 (20.7)                  23.6
         Accrued expenses and other                                                          11.4                  (21.0)
                                                                                  ------------------     -----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            (78.5)                 252.7

INVESTING ACTIVITIES
   Capital expenditures                                                                     (52.4)                 (47.6)
   Return of cash from equity affiliates                                                     16.2                    2.1
   Proceeds from sale of assets                                                               1.9                    2.8
                                                                                  ------------------     -----------------
NET CASH USED BY INVESTING ACTIVITIES                                                       (34.3)                 (42.7)

FINANCING ACTIVITIES
   Change in short-term debt                                                                 (1.3)                (200.0)
   Change in long-term debt                                                                 153.5                   (1.5)
   Termination of interest rate swap agreements                                               8.3                    4.3
   Net proceeds from the exercise of stock options                                            7.0                    -
   Dividends                                                                                (16.9)                 (17.0)
                                                                                  ------------------     -----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            150.6                 (214.2)

Effect of exchange rate on changes on cash                                                   (2.6)                  (0.5)
                                                                                  ------------------     -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             35.2                   (4.7)

Cash and cash equivalents at beginning of year                                               18.2                   37.9
                                                                                  ------------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $          53.4        $          33.2
                                                                                  ==================     =================

         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (IN MILLIONS, SHARES IN THOUSANDS)

                                                                                                                     Accumulated
                                             Common                                             Common               Other Non-
                                             Shares                        Additional           Stock      Share     Owner
                                    Common   Held in             Common    Paid-In    Retained  Held in    Ownership Equity
                                    Shares   Treasury  Total     Stock     Capital    Earnings  Treasury   Trust     Changes
                                    -------- --------- --------- --------- ---------- --------- ---------- --------- ------------
BALANCE JANUARY 1, 2001             122,192   28,315   $  827.6   $   1.2  $ 1,057.6  $ 169.3   $ (321.9)  $  (25.5) $  (53.1)
Non-owner equity changes:
   Net loss                                               (18.9)                        (18.9)
   Translation adjustment                                  (8.0)                                                         (8.0)
                                                       ---------
Total non-owner equity changes                            (26.9)
Stock-based compensation and
   benefits and exercise
   of options                                     28        2.1                 (0.1)               (0.1)       5.5      (3.2)
Adjustment to market value                                  -                   17.0                          (17.0)
Cash dividends                                            (11.3)                        (11.3)
                                    ---------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2001               122,192   28,343   $  791.5   $   1.2  $ 1,074.5  $ 139.1   $ (322.0)  $  (37.0) $  (64.3)
Non-owner equity changes:
   Net income                                               2.9                           2.9
   Translation adjustment                                  (5.4)                                                         (5.4)
                                                       ---------
Total non-owner equity changes                             (2.5)
Stock-based compensation and
   benefits and exercise
   of options                                    117        0.5                                     (1.4)       1.6       0.3
Adjustment to market value                                  -                   (8.5)                           8.5
Cash dividends                                             (5.7)                         (5.7)
                                    ---------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2001          122,192   28,460   $  783.8   $   1.2  $ 1,066.0  $ 136.3   $ (323.4)  $  (26.9) $  (69.4)
                                    =============================================================================================

BALANCE JANUARY 1, 2002             122,192   31,175   $  713.4   $   1.2  $ 1,072.7  $ 100.3   $ (350.1)  $   (5.3) $ (105.4)
Non-owner equity changes:
   Net loss                                               (51.2)                        (51.2)
   Translation adjustment                                   7.8                                                           7.8
   Net unrealized loss on
     securities                                            (0.1)                                                         (0.1)
                                                       ---------
Total non-owner equity changes                            (43.5)
Stock-based compensation and
   benefits and exercise
   of options                                   (375)       6.6                 (2.0)                5.1        2.9       0.6
Adjustment to market value                                  -                    2.0                           (2.0)
Cash dividends                                            (11.2)                        (11.2)
                                    =============================================================================================
BALANCE JUNE 30, 2002               122,192   30,800   $  665.3   $   1.2  $ 1,072.7  $  37.9   $ (345.0)  $   (4.4) $  (97.1)
Non-owner equity changes:
   Net income                                               9.8                           9.8
   Translation adjustment                                 (10.4)                                                        (10.4)
   Net unrealized loss on                                  (0.3)                                                         (0.3)
      securities
                                                       ---------
Total non-owner equity changes                             (0.9)
Stock-based compensation and
   benefits and exercise
   of options                                   (246)       3.0                 (1.0)                3.3        0.3       0.4
Adjustment to market value                                  -                   (0.5)                           0.5
Cash dividends                                             (5.8)                         (5.8)
                                    ---------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2002          122,192   30,554   $  661.6   $   1.2  $ 1,071.2  $  41.9   $ (341.7)  $   (3.6) $ (107.4)
                                    =============================================================================================

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

Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2002.

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

As part of adopting this standard as of January 1, 2002, PolyOne completed a transitional impairment review for goodwill impairment during the first quarter of 2002 for each of its reporting units. We determined that the carrying value of the Engineered Films reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, we completed the assessment of the implied fair value of goodwill for the Engineered Films reporting unit. This assessment resulted in the write-off of all of Engineered Films' goodwill and an impairment loss of $54.7 million ($53.7 million after-tax). The Engineered Film reporting unit is included in the Performance Plastics segment. This transitional impairment loss was recognized as the cumulative effect of an accounting change. The fair value of all other reporting units at January 1, 2002, as determined by the valuation techniques noted above, exceed their respective carrying value. The transitional impairment loss is a one-time charge and will not impact the future cash flows of our businesses.

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the three month and nine month periods ended September 30, 2002 and 2001, adjusted for the non-amortization provisions of SFAS No. 142:

                                                                Three Months Ended              Nine Months Ended
(In millions)                                                      September 30,                  September 30,
                                                               2002            2001           2002            2001
                                                           --------------  -------------- --------------  --------------
Reported net income (loss)                                 $       9.8      $      2.9    $     (41.4)    $       (16.0)
Cumulative effect of change in accounting, net of tax              -               -             53.7               -
Goodwill amortization, net of tax                                  -               3.1            -                 9.1
Workforce amortization, net of tax                                 -               0.6            -                 1.8
                                                           --------------  -------------- --------------  --------------
Adjusted net income (loss) before cumulative effect of
   a change in accounting                                  $       9.8      $      6.6    $      12.3     $        (5.1)
                                                           ==============  ============== ==============  ==============

Basic income (loss) per share:
   As reported                                             $        .11     $       .03   $       (.46)    $        (.18)
   Cumulative effect of change in accounting, net of tax           -               -               .59              -
   Goodwill amortization, net of tax                               -                .03           -                  .10
   Workforce amortization, net of tax                              -                .01           -                  .02
                                                           --------------  -------------- --------------  --------------
   Adjusted basic income (loss) per share before
     cumulative effect of a change in accounting           $        .11     $       .07   $        .13     $        (.06)
                                                           ==============  ============== ==============  ==============

Diluted income (loss) per share:
   As reported                                             $        .11     $       .03   $       (.45)    $        (.18)
   Cumulative effect of change in accounting, net of tax           -               -               .58              -
   Goodwill amortization, net of tax                               -                .03           -                  .10
   Workforce amortization, net of tax                              -                .01           -                  .02
                                                           --------------  -------------- --------------  --------------
   Adjusted diluted income (loss) per share before
   cumulative effect of a change in accounting             $        .11     $       .07   $        .13     $        (.06)
                                                           ==============  ============== ==============  ==============

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

NOTE D - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by business segment are as follows:

                                                    Elastomers &
                                    Performance     Performance
(In millions)                        Plastics        Additives      Distribution       Other           Total
                                   --------------  --------------  --------------- --------------- ---------------
December 31, 2001                  $    370.1      $    106.2      $        -      $        -      $    476.3
Reclassification of workforce            13.5             8.8               1.6             1.3          25.2
Impairment                              (54.7)            -                 -               -           (54.7)
                                   --------------  --------------  --------------- --------------- ---------------

September 30, 2002                 $    328.9      $    115.0      $        1.6    $        1.3    $    446.8
                                   ==============  ==============  =============== =============== ===============

Information regarding PolyOne's other intangible assets follows:

                                                      As of December 31, 2001
                                    Acquisition     Accumulated       Currency
                                       Cost        Amortization     Translation         Net
                                   --------------  --------------  --------------- ---------------
(In millions)
Non-contractual customer
   relationships                   $     16.4      $     (2.0)     $      -        $     14.4
Sales contract                           12.9            (2.3)            -              10.6
Assembled workforce                      30.7            (5.5)            -              25.2
Patents, technology and other            14.4            (3.6)            -              10.8
                                   --------------  --------------  --------------- ---------------

Total                              $     74.4      $    (13.4)     $      -        $     61.0
                                   ==============  ==============  =============== ===============


                                                      As of September 30, 2002
                                    Acquisition     Accumulated       Currency
                                       Cost        Amortization     Translation         Net
                                   --------------  --------------  --------------- ---------------
(In millions)
Non-contractual customer
   relationships                   $     16.4      $     (2.8)     $      -        $     13.6
Sales contract                           12.9            (3.6)            -               9.3
Patents, technology and other            14.4            (5.1)             .5             9.8
                                   --------------  --------------  --------------- ---------------

Total                              $     43.7      $    (11.5)     $       .5      $     32.7
                                   ==============  ==============  =============== ===============

Amortization of other intangible assets was $1.2 million and $3.6 million for the three and nine month periods ending September 30, 2002. Excluding amortization of the assembled workforce intangible in 2001, amortization of other intangible assets was $1.4 million and $4.2 million for the three and nine month periods ending September 30, 2001. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $5 million per year.

NOTE E - INVENTORIES
Components of inventories are as follows:

                                                        September 30,     December 31,
(In millions)                                                2002             2001
                                                        ---------------  ---------------
Finished products and in-process inventories            $      185.0     $     154.8
Raw materials and supplies                                     130.8           117.0
                                                        ---------------  ---------------
                                                               315.8           271.8
LIFO Reserve                                                   (23.2)          (16.5)
                                                        ---------------  ---------------
Total Inventories                                       $      292.6     $     255.3
                                                        ===============  ===============

NOTE F - INCOME TAXES
The effective income tax rate was 38.4% for the third quarter 2002 versus 37.0% for the third quarter 2001 and 38.8% for the nine months ending September 30, 2002 versus 36.5% for the nine months ending September 30, 2001. The difference in the effective rates for both the quarter and year-to-date is principally due to the effect of permanent differences such as non-deductible goodwill amortization in 2001.

NOTE G - INVESTMENT IN EQUITY AFFILIATE
PolyOne owns 24% of OxyVinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the nine months ended September 30, 2002 and 2001, and summarized balance sheet information as of September 30, 2002 and December 31, 2001.

                                                                                           Nine Months Ended
(In millions)                                                                                September 30,
                                                                                        2002               2001
                                                                                  ------------------ ------------------
Net sales                                                                         $   1,045.7        $   1,269.6

Employee severance, liabilities associated with the temporary idling of a
   plant, facility asset write-off and decommissioning costs                            (20.7)              (4.4)

Operating income (loss)                                                                  90.8               (1.0)

Partnership income (loss) as reported by OxyVinyls                                       68.7               (6.7)
PolyOne's ownership of OxyVinyls                                                         24%                 24%
                                                                                  ------------------ ------------------
PolyOne's proportionate share of OxyVinyls' earnings                                     16.5               (1.6)
Amortization of the difference between PolyOne's investment and its
   underlying share of OxyVinyls' equity                                                  0.5                0.4
                                                                                  ------------------ ------------------

Earnings of equity affiliate recorded by PolyOne                                  $      17.0        $      (1.2)
                                                                                  ================== ==================

(In millions)                                                                       September 30,      December 31,
                                                                                        2002               2001
                                                                                  ------------------ ------------------
Current assets                                                                    $       318.1      $       287.2
Non-current assets                                                                        984.6            1,006.1
                                                                                  ------------------ ------------------
   Total assets                                                                         1,302.7            1,293.3

Current liabilities                                                                       164.5              178.7
Non-current liabilities                                                                    78.1               81.6
                                                                                  ------------------ ------------------
   Total liabilities                                                                      242.6              260.3
                                                                                  ------------------ ------------------

Partnership capital                                                               $     1,060.1      $     1,033.0
                                                                                  ================== ==================

OxyVinyls income during the first nine months of 2002 reported above includes special, pre-tax charges of $20.7 million. The special charges relate to the asset write-off and decommissioning cost associated with the permanent closure of a portion of a plant plus employee severance and costs associated with the temporary idling of a plant. Our proportionate share of these special items was $4.9 million. OxyVinyls' loss during the first nine months of 2001 reported above includes a first quarter special, pre-tax charge of $4.4 million, all of which related to involuntary severance, outplacement costs and other employee related separation benefits. PolyOne's proportionate share of this special item was $1.0 million.

PolyOne's Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (owned 50%) and Welvic Australia Pty Ltd. (owned 37.4%) equity affiliates. The Performance Plastics segment includes the DH Compounding Company (owned 50%), Geon/Polimeros Andinos (owned 50%) and Techmer PM, LLC (owned 51%) equity affiliates. Further, for the nine month period ended September 30, 2001 and the two month period ended February 28, 2002, the Resin and Intermediates segment included the results for Australian Vinyls Corporation, an equity affiliate (owned 37.4%) and the Performance Plastics segment included SPCGeon PTE Limited (owned 50%). In February 2002, Australian Vinyls Corporation was sold and SPCGeon PTE Limited was dissolved. Combined summarized financial information for these equity affiliates is presented below.

                                                    Nine Months Ended
                                                      September 30,
(In millions)                                    2002               2001
                                           ----------------   -------------
   Net sales                                 $   223.1          $   276.3
   Operating income                                8.1               10.8
   Net income (loss)                              (3.1)              (0.2)

NOTE H - EARNINGS PER SHARE COMPUTATION
Weighted average shares outstanding are computed as follows:

                                                                Three Months Ended              Nine Months Ended
(Shares in millions)                                               September 30,                  September 30,
                                                           ------------------------------ ------------------------------
                                                               2002            2001           2002            2001
                                                           --------------  -------------- --------------  --------------
Weighted-average shares - Basic:
   Weighted-average shares outstanding                           91.3            90.4           91.2            90.3
   Less unearned portion of restricted stock awards
     included in outstanding shares                              (0.6)           (0.5)          (0.6)           (0.5)
                                                           --------------  -------------- --------------  --------------
                                                                 90.7            89.9           90.6            89.8
                                                           ==============  ============== ==============  ==============

Weighted-average shares - Diluted:
   Weighted-average shares outstanding - basic                   90.7            89.9           90.6            89.8
   Plus unearned portion of restricted stock awards
     included in outstanding shares                               0.6             0.5            0.6             0.5
   Plus dilutive impact of stock options                          0.4             0.5            0.9             0.1
                                                           --------------  -------------- --------------  --------------
                                                                 91.7            90.9           92.1            90.4
                                                           ==============  ============== ==============  ==============

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income
(loss) available to common shareholders divided by weighted average diluted shares outstanding.

NOTE I - BUSINESS COMBINATIONS
On August 31, 2000, PolyOne was formed as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna), with Geon as the acquiring entity. As a result of the acquisition of Hanna, PolyOne announced plans to incur employee separation and plant phase-out costs for incremental expenditures to exit and consolidate activities at former Hanna locations, to sever employees involuntarily and to integrate operating locations and other activities of the newly formed PolyOne.

In 2001, PolyOne announced plans to close 8 former Hanna manufacturing plants in 2002. During the first nine months of 2002, 3 plants were closed and the closures of 3 plants have been deferred to mid-2003. As of September 30, 2002, the net property carrying value to be realized for the plants closed or to be closed was $14.1 million (some assets will be transferred to other locations as production ceases). In addition, PolyOne projects that cash spending for restructuring initiatives announced and accrued in 2001 in relation to employee separation and plant phase-out costs will range between $6 million and $9 million over the last three months of 2002.

The components of the acquisition integration liabilities are as follows:

(In millions, except employee
numbers)                                   Employee Separation             Plant Phase-Out Costs
                                      -------------------------------  ------------------------------
                                        Number of                          Cash        Asset Write-
                                        Employees          Costs          Closure          Downs           Total
                                      ---------------  --------------  --------------  --------------  --------------
Balance at December 31, 2001               404         $     11.8      $      6.6      $       .4      $      18.8
Utilized in 2002                          (160)              (5.0)           (3.8)            (.1)            (8.9)
                                      ---------------  --------------  --------------  --------------  --------------
Balance at September 30, 2002              244         $      6.8      $      2.8      $       .3      $       9.9
                                      ===============  ==============  ==============  ==============  ==============

NOTE J - EMPLOYEE SEPARATION AND PLANT PHASE-OUT
Operating income in the first nine months of 2002 for the Performance Plastics segment was reduced by charges of $1.0 million ($0.6 million after-tax) for costs associated with the consolidation of certain activities related to the formulator operations. The costs were for employee separation, which consisted of severance and other employee benefits. In 2001, PolyOne recognized an expense for employee separation and plant phase-out totaling $36.1 million, of which $9.8 million was recognized in the first nine months of 2001. These costs related to restructuring initiatives at plastic compounds and colors, formulators and engineered films operations.

In 2001, PolyOne announced plans to close 3 former Geon manufacturing plants in 2002, of which none were closed during the first nine months of 2002. As of September 30, 2002, the net property carrying value to be realized for the plants closed or to be closed was $20.4 million (some assets will be transferred to other locations as production ceases). In addition,

PolyOne projects that cash spending for restructuring initiatives announced and accrued in 2001 in relation to employee separation and plant phase-out costs will range between $3 million and $6 million over the last three months of 2002.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

(In millions, except employee              Employee Separation             Plant Phase-Out Costs
numbers)
                                      -------------------------------  ------------------------------
                                        Number of                          Cash        Asset Write-
                                        Employees          Costs          Closure          Downs           Total
                                      ---------------  --------------  --------------  --------------  --------------
Balance at December 31, 2001               300         $     17.0      $      1.9      $         -     $      18.9
2002 Charges                                43                1.1             -                  -             1.1
Utilized in 2002                          (110)              (2.7)            (.6)                            (3.3)
                                      ---------------  --------------  --------------  --------------  --------------
Balance at September 30, 2002              233         $     15.4      $      1.3      $         -     $      16.7
                                      ===============  ==============  ==============  ==============  ==============

NOTE K - FINANCING ARRANGEMENTS
On March 28, 2002, PolyOne amended and restated the $150 million credit agreement governing the revolving credit facility. The amended and restated credit agreement revised the 2002 borrowed debt-to-EBITDA compliance ratios and required that we secure any obligations under the revolving credit facility upon the issuance of $200 million unsecured senior notes discussed below. Additionally, obligations under the revolving credit facility became guaranteed by some of our domestic subsidiaries upon issuance of the unsecured senior notes. Security on the revolving credit facility will terminate when the borrowed debt-to-EBITDA ratio is less than 3.5:1 for any two consecutive fiscal quarters. Under the amended and restated revolving credit facility, certain restrictions exist relating to the increased payment of dividends, capital expenditures and new acquisition investments.

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

During the third quarter of 2002, PolyOne terminated all outstanding interest rate swap contracts and received $8.3 million in cash. This deferred gain has been classified as long-term debt and is being amortized over the remaining life of the original swap contracts.

NOTE L - SALE OF ACCOUNTS RECEIVABLE Accounts receivable consist of the following:

(In millions)                                                     September 30,       December 31,
                                                                       2002               2001
                                                                 -----------------  -----------------

Trade accounts receivable                                        $      155.9       $      145.1
Retained interest in securitized accounts receivable                     73.8                -
Allowance for doubtful accounts                                         (12.4)              (9.5)
                                                                 -----------------  -----------------

                                                                 $      217.3       $      135.6
                                                                 =================  =================

PolyOne participates in a receivables sale program to provide up to $250 million in liquidity through the sale of certain domestic trade accounts receivable at a cost similar to high-grade commercial paper. This program was amended and restated in April 2002.

Under the terms of the amended and restated agreement, PolyOne sells undivided interests in certain domestic accounts receivable through PolyOne Funding Corporation (PFC), without recourse, to a third-party financial conduit. PFC is a wholly owned subsidiary and a qualifying special-purpose entity (QSPE) that is bankruptcy remote and accounted for on an equity basis. At September 30, 2002, accounts receivable totaling $266.1 million were sold by PolyOne to PFC, and are included as a reduction of trade accounts receivable within accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. Further, at September 30, 2002, PFC had sold undivided interests in accounts receivable totaling $192.3 million to a third-party financial conduit. PolyOne retains an interest in the $73.8 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC to the third-party financial conduit. This interest retained by PolyOne is included in accounts receivable in the PolyOne Condensed Consolidated Balance Sheet at September 30, 2002. The third party financial conduit has a security interest in the unsold accounts receivable held by PFC. PolyOne records the net change in the undivided interests sold under this program as operating cash flows in the Consolidated Statements of Cash Flows.

The accounts receivable are sold at a discount from the face amount to pay investor yield (30-day LIBOR based) on the undivided interests sold to the conduit, for utilization fees (.25% of the undivided interests sold), and for program fees (.50% of the total commitment). The discount from the face amount for accounts receivable sold, net of a servicing fee, in the three months ended September 30, 2002 is $1.2 million, for the nine months ended September 30, 2002 is $2.5 million and is included in other expense, net, in the Consolidated Statements of Operations.

In September 2002, PolyOne's public debt was downgraded by Standard & Poor's (S&P) from BBB- to BB+ or non-investment grade. Moody's Investors Service affirmed PolyOne's investment grade public debt rating of Baa3. Both ratings carry a negative outlook. The downgrade by S&P triggered higher reserve requirements (reducing available borrowings) and additional facility fees associated with our receivables sale facility. At the current facility level, the higher reserve requirements approximate $16 million and the additional fees will approximate $0.8 million per year.

The arrangement provides that PolyOne remain responsible for servicing the underlying accounts receivable and we receive an annualized service fee from PFC approximating 1/4 of 1% of the undivided interests sold. As PolyOne collects payments from the undivided interests sold, PFC reinvests the collected payments in new accounts receivable for the conduit. PolyOne, through PFC, retains the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained in the PolyOne Condensed Consolidated Balance Sheet. The conduit has collection rights to recover payments from the receivables in the designated pool.

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

(In millions)                                                           Elastomers
                                                                             &
                                                          Performance   Performance                 Resin &
THREE MONTHS ENDED SEPTEMBER 30, 2002           Total      Plastics      Additives   Distribution Intermediates    Other
                                               ---------  ------------  ------------ ------------ -------------  ----------
Sales to external customers                    $   668.5  $    439.9    $     95.2    $    133.4  $        -     $     -
Inter-segment sales                                  -          26.3           -             2.4           -         (28.7)
                                               ---------  ------------  ------------  ----------  -------------  ----------
                                               $   668.5  $    466.2    $     95.2    $    135.8  $        -     $   (28.7)
                                               =========  ============  ============  ==========  =============  ==========

Operating income (loss)                        $    26.6  $     15.9    $      5.0    $      2.4  $        7.3   $    (4.0)
Employee separation and plant phase-out
   costs                                             0.2         0.2           -             -             -           -
Period plant phase-out costs incurred                0.5         0.5           -             -             -           -
Plant phase-out accelerated depreciation             0.5         0.5           -             -             -           -
Equity affiliate-restructuring, plant
   phase-out and plant idling costs*                 4.1         -             -             -             4.1         -
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before employee
   separation, plant phase-out and plant
   idling costs                                     31.9        17.1           5.0           2.4          11.4        (4.0)
Depreciation and amortization                       18.4        14.6           2.7           0.4           0.6         0.1
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before employee
   separation, plant phase-out, plant
   idling costs and depreciation and
   amortization                                $    50.3  $     31.7    $      7.7    $      2.8  $       12.0   $    (3.9)
                                               =========  ============  ============  ==========  =============  ==========

Total assets                                   $ 2,131.0  $  1,487.6    $    276.5    $    157.9  $      233.1   $   (24.1)
Capital expenditures                           $    18.6  $     16.0    $      0.9    $      0.2  $        -     $     1.5

* 2002 year-to-date costs include PolyOne's share of OxyVinyls employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001 plus the asset write-off and decommissioning costs related to the permanent closure of a portion of a plant in 2002. The costs in the first nine months of 2001 related to OxyVinyls employee severance costs and Australia Vinyls Corporation employee severance and restructuring costs.


(In millions)                                                           ELASTOMERS
                                                                             &
                                                          PERFORMANCE   PERFORMANCE                 RESIN &
THREE MONTHS ENDED SEPTEMBER 30, 2001           TOTAL      PLASTICS      ADDITIVES   DISTRIBUTION INTERMEDIATES    OTHER
                                               ---------  ------------  ------------ ------------ -------------  ----------
Sales to external customers                    $   659.6  $    447.9    $     98.3    $    113.4  $        -     $     -
Inter-segment sales                                  -           8.8           0.1           2.2           -         (11.1)
                                               ---------  ------------  ------------  ----------  -------------  ----------
                                               $   659.6  $    456.7    $     98.4    $    115.6  $        -     $   (11.1)
                                               =========  ============  ============  ==========  =============  ==========

Operating income (loss)                        $    15.5  $     21.6    $      2.1    $      0.3  $       (4.5)  $    (4.0)
Merger and integration costs                         0.1         0.1           -             -             -           -
Equity affiliate-employee severance
   restructuring costs*                              5.1         -             -             -             5.1         -
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before merger and
   integration and restructuring costs              20.7        21.7           2.1           0.3           0.6        (4.0)
Depreciation and amortization                       20.6        15.0           4.2           0.8           -           0.6
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before merger and
   integration, restructuring costs and
   depreciation and amortization               $    41.3  $     36.7    $      6.3    $      1.1  $        0.6   $    (3.4)
                                               =========  ============  ============  ==========  =============  ==========
Total assets                                   $ 2,230.5  $  1,579.6    $    296.9    $    143.3  $      243.9   $   (33.2)
Capital expenditures                           $    11.6  $      5.4    $      0.8    $      0.2  $        -     $     5.2

* 2002 year-to-date costs include PolyOne's share of OxyVinyls employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001 plus the asset write-off and decommissioning costs related to the permanent closure of a portion of a plant in 2002. The costs in the first nine months of 2001 related to OxyVinyls employee severance costs and Australia Vinyls Corporation employee severance and restructuring costs.

(In millions)                                                           Elastomers
                                                                             &
                                                          Performance   Performance                 Resin &
NINE MONTHS ENDED SEPTEMBER 30, 2002            Total      Plastics      Additives   Distribution Intermediates    Other
                                               ---------  ------------  ------------ ------------ -------------  ----------
Sales to external customers                    $ 1,973.7  $  1,303.2    $    282.7    $    387.8  $        -     $     -
Inter-segment revenues                               -          73.0           -             6.0           -         (79.0)
                                               ---------  ------------  ------------  ----------  -------------  ----------
                                               $ 1,973.7  $  1,376.2    $    282.7    $    393.8  $        -     $   (79.0)
                                               =========  ============  ============  ==========  =============  ==========

Operating income (loss)                        $    54.3  $     47.3    $     11.7    $      8.1  $        0.5   $   (13.3)
Employee separation and plant phase-out
   costs                                             1.1         1.1           -             -             -           -
Period plant phase-out costs incurred                0.7         0.7           -             -             -           -
Plant phase-out accelerated depreciation             1.5         1.5           -             -             -           -
Loss on divestiture of equity investment             1.5         -             -             -             1.5         -
Equity affiliate-employee severance,
   restructuring, plant phase-out and plant
   idling costs*                                     4.9         -             -             -             4.9         -
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before employee
   separation, plant phase-out, divestment
   and plant idling costs                           64.0        50.6          11.7           8.1           6.9       (13.3)
Depreciation and amortization                       54.8        43.2           9.1           1.4           0.6         0.5
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before employee
   separation, plant phase-out, divestment,
   plant idling costs and depreciation and
   amortization                                $   118.8  $     93.8    $     20.8    $      9.5  $        7.5   $   (12.8)
                                               =========  ============  ============  ==========  =============  ==========

Capital expenditures                           $    52.4  $     39.9    $      3.2    $      0.5  $        -     $     8.8


* 2002 year-to-date costs include PolyOne's share of OxyVinyls employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001 plus the asset write-off and decommissioning costs related to the permanent closure of a portion of a plant in 2002. The costs in the first nine months of 2001 related to OxyVinyls employee severance costs and Australia Vinyls Corporation employee severance and restructuring costs.

(In millions)                                                           Elastomers
                                                                             &
                                                          Performance   Performance                 Resin &
NINE MONTHS ENDED SEPTEMBER 30, 2001            Total      Plastics      Additives   Distribution Intermediates    Other
                                               ---------  ------------  ------------ ------------ -------------  ----------
Sales to external customers                    $ 2,064.7  $  1,402.9    $    313.6    $    348.2  $        -     $     -
Inter-segment sales                                  -          27.2           0.3           6.3           -         (33.8)
                                               ---------  ------------  ------------  ----------  -------------  ----------
                                               $ 2,064.7  $  1,430.1    $    313.9    $    354.5  $        -     $   (33.8)
                                               =========  ============  ============  ==========  =============  ==========

Operating income (loss)                        $     9.0  $     35.8    $      8.0    $      1.4  $      (17.8)  $   (18.4)
Employee separation and plant phase-out
   costs                                             9.8         9.8           -             -             -           -
Period cost of closed facilities                     0.2         0.2           -             -             -           -
Merger and integration costs                         1.1         0.1           -             -             -           1.0
Executive separation cost                            4.8         -             -             -             -           4.8
Equity affiliate employee severance and
   restructuring costs*                              6.1         -             -             -             6.1         -
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before employee
   separation, plant phase-out, merger and
   integration and restructuring costs              31.0        45.9           8.0           1.4         (11.7)      (12.6)
Depreciation and amortization                       72.9        55.3          13.3           2.5           -           1.8
                                               ---------  ------------  ------------  ----------  -------------  ----------
Operating income (loss) before employee
   separation, plant phase-out, merger and
   integration, restructuring costs and
   depreciation and amortization               $   103.9  $    101.2    $     21.3    $      3.9  $      (11.7)  $   (10.8)
                                               =========  ============  ============  ==========  =============  ==========

Capital expenditures                           $    47.6  $     16.1    $      7.3    $      0.6  $        -     $    23.6

* 2002 year-to-date costs include PolyOne's share of OxyVinyls employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001 plus the asset write-off and decommissioning costs related to the permanent closure of a portion of a plant in 2002. The costs in the first nine months of 2001 related to OxyVinyls employee severance costs and Australia Vinyls Corporation employee severance and restructuring costs.

A breakdown of the Performance Plastics segment's sales for the three months and nine months ended September 30, 2002 and the changes versus the same periods in 2001, by primary product group, is as follows:

                                           Three Months Ended September 30,              Nine Months Ended September 30,
                                                     2002 vs. 2001                                2002 vs. 2001
                                      --------------------------------------------  -------------------------------------------
                                                                          %                                            %
                                                           %            Change                          %            Change
                                          % of         Change in       in Sales         % of        Change in       in Sales
                                         Sales $        Sales $          Lbs.         Sales $        Sales $          Lbs.
                                      -------------- --------------  -------------  -------------  -------------  -------------
North American Plastics
   Compounds and Colors (PC&C)               54            -6                1             54             -10            -5
International PC&C                           23            25               11             23              10             6
Specialty Resin and Formulators              15             4                3             15               2             3
Engineered Films                              8             2                3              8              -3            -4
                                      -------------- --------------  -------------  -------------  -------------  -------------
   Performance Plastics                     100             2                3            100              -4            -2

NOTE N - COMMITMENTS AND CONTINGENCIES
There are pending or threatened against PolyOne or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. We believe that any liability that may finally be determined should not have a material adverse effect on our consolidated financial position.

PolyOne has accrued for environmental liabilities based upon estimates prepared by our environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $52.2 million at September 30, 2002, represents our best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing, the ultimate remediation alternatives to be undertaken, changes in regulations, new information, and other factors, it is possible that the ultimate costs to be incurred could be in excess of the accrual recorded at September 30, 2002. Our estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to our environmental liabilities is included in Note N to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE O - RECLASSIFICATIONS
The first quarter 2002 loss on divestiture of the Australian Vinyls Corporation PVC resin operations of $1.5 million pre-tax has been reclassified in the year-to-date operating results. The reclassification is from other expense to a separate line above operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PolyOne is a leading global polymer services company, which was formed on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna).

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

Below is a summary of consolidated operating results for the three and nine month periods ended September 30, 2002 and 2001. Also summarized are the special items included in these periods.

Summary of Consolidated Operating Results                       Three Months Ended              Nine Months Ended
(In millions, except per share data)                               September 30,                  September 30,
                                                           ------------------------------ ------------------------------
                                                               2002            2001           2002            2001
                                                           --------------  -------------- --------------  --------------
Sales                                                      $     668.5     $     659.6    $    1,973.7    $    2,064.7

Operating income                                           $      26.6     $      15.5    $       54.3    $        9.0
Operating income before special items                             31.9            20.7            64.0            31.0
Operating income before special items, depreciation
   and amortization                                               50.3            41.3           118.8           103.9

Net income (loss)                                          $       9.8     $       2.9    $      (41.4)   $      (16.0)
Cumulative effect of a change in accounting                        -               -              53.7             -
                                                           --------------  -------------- --------------  --------------
Income (loss) before cumulative effect of a change
   in accounting                                                   9.8             2.9            12.3           (16.0)
Special items, expense - after-tax                                 3.4             3.2             6.2            11.3
                                                           --------------  -------------- --------------  --------------
Net income (loss) before cumulative effect of a
   change in accounting and special items                  $      13.2     $       6.1    $       18.5    $       (4.7)
                                                           ==============  ============== ==============  ==============

Income (loss) per share, diluted                           $       0.11    $       0.03   $       (0.45)  $       (0.18)
Per share effect of change in accounting                           -               -               0.58            -
                                                           --------------  -------------- --------------  --------------
Income (loss) per share before cumulative effect of a
   change in accounting                                    $       0.11    $       0.03   $        0.13   $       (0.18)
Per share effect of excluding special costs, increase      $       0.03    $       0.04   $        0.07   $        0.13


Summary of Special Items                                        Three Months Ended              Nine Months Ended
(In millions)                                                      September 30,                  September 30,
                                                           ------------------------------ ------------------------------
                                                               2002            2001           2002            2001
                                                           --------------  -------------- --------------  --------------
Employee separation and plant phase-out cost (1)           $     (0.2)     $      -       $     (1.1)     $     (9.8)

Period plant phase-out costs incurred (2)                        (0.5)            -             (0.7)           (0.2)
Plant phase out accelerated depreciation (2)                     (0.5)            -             (1.5)            -
Equity affiliate - restructuring, plant phase-out and
   plant idling costs (3)                                        (4.1)           (5.1)          (4.9)           (6.1)
Merger and integration cost (4)                                   -              (0.1)           -              (5.9)
Loss on divestiture of equity investment (5)                      -               -             (1.5)            -
                                                           --------------  -------------- --------------  --------------

   Subtotal - operating income (loss)                            (5.3)           (5.2)          (9.7)          (22.0)

Litigation settlement gain                                        -               -              -               4.1
Investment write-down                                             -               -              -              (0.6)
                                                           --------------  -------------- --------------  --------------

Total pre-tax expense                                            (5.3)           (5.2)          (9.7)          (18.5)

Income tax benefit                                                1.9             2.0            3.5             7.2

                                                           --------------  -------------- --------------  --------------
Total after-tax expense                                    $     (3.4)     $     (3.2)    $     (6.2)      $   (11.3)
                                                           ==============  ============== ==============  ==============

(1) These costs include severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plants and equipment related to restructuring initiatives associated with former Geon operations. In connection with the acquisition of Hanna and resulting formation of PolyOne, management developed several initiatives to capture the strategic value of the combined former Geon and former Hanna businesses. Included in the initiatives was the closing of excess manufacturing capacity of the Elastomers business and establishing centers of manufacturing excellence within the North American Plastics Compounds and Colors operations. This resulted in several announcements in 2001 that 3 former Geon plants and 8 former Hanna plants would be closed. The initiatives also included the termination of corporate and other positions at Geon and former Hanna locations. The plans and activities related to the former Geon plants and personnel were finalized and approved during 2001. The costs related to the former Geon activities were classified as employee separation and plant phase-out.
(2) These are plant and phase-out costs associated with the Geon restructuring initiatives described in (1) above that are to be recognized as period costs versus when the restructuring initiative was approved.
(3) 2002 year-to-date costs include PolyOne's share of OxyVinyls employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001 plus the asset write-off and decommissioning costs related to the permanent closure of a portion of a plant in 2002. The costs in the first nine months of 2001 related to OxyVinyls employee severance costs and Australia Vinyls Corporation employee severance and restructuring costs.
(4) These costs were a direct result of the acquisition of Hanna and the formation of PolyOne and relate primarily to the executive separation costs for former Geon executives resulting from employment change-in-control provisions triggered by the formation of PolyOne and severance costs paid to former Geon employees terminated as a result of the formation of PolyOne.
(5) This item is the loss on our divestiture of our 37.4% investment in the PVC resin operations of Australian Vinyls Corporation (AVC). AVC was a joint venture with Orica Limited that had PVC resin and PVC compounding operations. The compounding operations of AVC were transferred to a newly formed joint venture that has the same ownership percentages as AVC. We and Orica then sold our interests in AVC, which was announced on January 11, 2002 and we recognized a loss on the divestiture of the investment.

TOTAL COMPANY REPORTED RESULTS

The North American manufacturing sector lost momentum in the latter half of the third quarter of 2002, reflecting a broad trend of economic weakness and a resultant softening of customer demand. For third quarter 2002, average U.S. industrial production was essentially flat with the third quarter of 2001. The last two months of the third quarter 2002 saw decreasing manufacturing capacity utilization after seven months of consecutive increases since the beginning of the year. Average manufacturing capacity utilization in the U.S. for the third quarter 2002 was 76%, slightly below the third quarter 2001 average. Business conditions continue to show a general trend of economic weakness compared to last year. For the first nine months of 2002, average U.S. industrial production was almost 1.5% below the first nine months of 2001. Average manufacturing capacity utilization for the first nine months of 2002 was down 2.5% from the first nine months of 2001. European domestic demand, as reported in the Blue Chip Economic Indicators Report, has been flat for over a year. However, trends in Asia, as experienced by our operations, have demonstrated continued growth throughout 2002.

Third quarter 2002 sales of $668.5 million were $8.9 million higher than third quarter 2001 sales, representing the first year-over-year increase in quarterly sales since the U.S. economic slowdown began in the third quarter of 2000. The third quarter 2002 increase in sales revenue from the third quarter of 2001 reflects higher sales in the Distribution segment, partially offset by slightly lower Elastomers and Performance Additives sales. In 2002, the inter-segment sales elimination increased as a result of our Distribution segment selling substantially more products from Performance Plastics, especially our vinyl compounds. Sales through the first nine months of 2002 were $1,973.7 million, 4% or $91.0 million less than the first nine months of 2001. The Distribution business, with the addition of vinyl compounds from Performance Plastics, was the only segment to demonstrate 2002 year-to-date sales improvements as compared to 2001.

PolyOne reported operating income of $26.6 million for the third quarter 2002, an improvement of $11.1 million over the same period last year. As compared to 2001, the 2002 results include a $4.4 million pre-tax benefit related to the non-amortization of goodwill effective from January 1, 2002. During the third quarter of 2002, operating income was reduced by special charges consisting of $1.2 million related to previously announced restructuring initiatives and $4.1 million related to PolyOne's equity investment in OxyVinyls. The OxyVinyls charge consists of the write-off of property, plant and equipment as well as decommissioning costs associated with the decision not to restart a specific production unit at the joint venture's Deer Park chlor-alkali facility, which was part of the operations that were temporarily idled in December 2001. Other production units on the site, which were shutdown as a result of weak industry conditions, are expected to restart when industry conditions and margins improve. Operating income for the first nine months of 2002 was $54.3 million versus $9.0 million for the first nine months of 2001. The year-to-date 2002 results include a pre-tax benefit of $13.3 million related to the non-amortization of goodwill effective January 1, 2002. In addition, special charges incurred at the operating income line in 2002 were $9.7 million, $12.3 million less than the same period last year.

Operating income before special items, depreciation and amortization (OIBSIDA) during the third quarter of 2002 was $50.3 million, a $9.0 million improvement over the third quarter of 2001. The primary driver for the higher OIBSIDA versus the third quarter of 2001 was an $11.4 million improvement in the Resin & Intermediates (R&I) segment earnings. OIBSIDA year-to-date in 2002 was $118.8 million, $14.9 million above the first nine months of 2001. The improved earnings were driven by higher R&I segment OIBSIDA and the benefit of value capture initiatives and economy-driven cost reduction programs, which were offset by lower sales and by margin compression primarily in vinyl compounds and specialty resins. Value capture initiatives represent initiatives for on-going structural changes to capture strategic value, including, for example, the initiative to expand and modernize a number of manufacturing facilities.

Interest expense increased $3.0 million in the third quarter 2002 compared to the same quarter in 2001. For the nine month period ended September 30, the 2002 expense was $0.6 million below 2001. Impacting both periods was the second quarter 2002 issuance of $200 million of senior debt at 8.875%, net of the debt retired upon issuance, offset by the settlement of all interest rate swap agreements in September 2002. Further, the average amount outstanding under the revolver was reduced in 2002 compared to 2001.

Other expense, net, includes the finance costs associated with the receivables sale facility, foreign currency gains and losses and other miscellaneous expenses. For the third quarter 2002, other expense, net, was income of $1.0 million compared to expense of $2.6 million for the third quarter 2001. The decrease in expense from the prior year was the result of favorable changes in foreign currency rates and a decrease in the finance costs associated with the receivables sale facility. The decrease in finance costs resulted from lower interest rates in 2002 along with lower average usage in the third quarter of 2002 as compared to the third quarter of 2001. For the nine months ended September 30, 2002, other expense, net, was expense of $2.8 million compared to expense of $3.5 million for the nine months ended September 30, 2001. The decrease in expense year-over-year was driven by the same factors as the third quarter comparisons and partially offset by a litigation settlement gain recognized in 2001.

The effective income tax rate was 38.4% for the third quarter 2002 versus 37.0% for the third quarter 2001 and 38.8% for the nine months ending September 30, 2002 versus 36.5% for the nine months ending September 30, 2001. The difference in the effective rates for both the quarter and year-to-date is principally due to the effect of permanent differences such as non-deductible goodwill amortization in 2001.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". In accordance with this statement, we ceased amortization of all goodwill and indefinite-lived intangible assets. During the first quarter 2002, we also completed the transitional review for goodwill impairment required under SFAS 142. The review indicated that goodwill related to the 1999 acquisition of our Engineered Films operation was impaired as of January 1, 2002. Accordingly, we measured and recognized a pre-tax charge of $54.7 million ($53.7 million after-tax) as a cumulative effect of a change in accounting principle. The third quarter of 2001 included pre-tax goodwill amortization of $4.4 million ($3.7 million after-tax) and the first nine months of 2002 included pre-tax goodwill amortization of $13.3 million ($10.9 million after-tax).

The third quarter 2002 net income was $9.8 million, $6.9 million better than the same quarter in 2001. Before special items and the 2001 goodwill amortization, the 2002 third quarter increase was $3.4 million. For the nine months ended September 30, 2002, net income before cumulative effect of a change in accounting, special items and the 2001 amortization was $18.5 million and $12.3 million higher when compared to the same period of 2001.

BUSINESS SEGMENT INFORMATION

Below is a summary of business segment information for the three and nine months ended September 30, 2002 and 2001.

(In millions)                                                   Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                           ------------------------------ ------------------------------
                                                               2002            2001           2002            2001
                                                           --------------  -------------- --------------  --------------
Sales:
     Performance Plastics                                  $     466.2     $     456.7    $    1,376.2    $    1,430.1
     Elastomers & Additives                                       95.2            98.4           282.7           313.9
     Distribution                                                135.8           115.6           393.8           354.5
     Resin & Intermediates                                         -               -               -               -
     Other                                                       (28.7)          (11.1)          (79.0)          (33.8)
                                                           --------------  -------------- --------------  --------------
                                                           $     668.5     $     659.6    $    1,973.7    $    2,064.7
                                                           ==============  ============== ==============  ==============

Operating income (loss) before special items:
     Performance Plastics                                  $      17.1     $      21.7    $       50.6    $       45.9
     Elastomers & Additives                                        5.0             2.1            11.7             8.0
     Distribution                                                  2.4             0.3             8.1             1.4
     Resin & Intermediates                                        11.4             0.6             6.9           (11.7)
     Other                                                        (4.0)           (4.0)          (13.3)          (12.6)
                                                           --------------  -------------- --------------  --------------
                                                           $      31.9     $      20.7    $       64.0    $       31.0
                                                           ==============  ============== ==============  ==============

Operating income (loss) before special items,
  depreciation and amortization:
     Performance Plastics                                  $      31.7     $      36.7    $       93.8    $      101.2
     Elastomers & Additives                                        7.7             6.3            20.8            21.3
     Distribution                                                  2.8             1.1             9.5             3.9
     Resin & Intermediates                                        12.0             0.6             7.5           (11.7)
     Other                                                        (3.9)           (3.4)          (12.8)          (10.8)
                                                           --------------  -------------- --------------  --------------
                                                           $      50.3     $      41.3    $      118.8    $      103.9
                                                           ==============  ============== ==============  ==============

COMMENTARY ON BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had third quarter 2002 sales of $466.2 million, compared with sales of $456.7 million in the third quarter 2001. For the nine month period ended September 30, 2002, sales totaled $1,376.2 million or $53.9 million below the same period in 2001. A breakdown of the 2002 third quarter and nine months segment sales, by primary product group, is as follows:

                                                 Quarter 2002 vs. 2001                      Nine Months 2002 vs. 2001
                                      --------------------------------------------  -------------------------------------------
                                                                          %                                            %
                                                           %            Change                          %            Change
                                          % of         Change in       in Sales         % of        Change in       in Sales
                                         Sales $        Sales $          Lbs.         Sales $        Sales $          Lbs.
                                      -------------- --------------  -------------  -------------  -------------  -------------
North American Plastics
   Compounds and Colors (PC&C)               54            -6                1             54             -10            -5
International PC&C                           23            25               11             23              10             6
Specialty Resin and Formulators              15             4                3             15               2             3
Engineered Films                              8             2                3              8              -3            -4
                                      -------------- --------------  -------------  -------------  -------------  -------------
   Performance Plastics                     100             2                3            100              -4            -2

Third quarter 2002 sales were $9.5 million higher than the third quarter of 2001. Third quarter sales volumes for International PC&C's Asian operations were up a combined 43% versus last year. European sales volumes were 8% favorable to the same period last year, while European sales revenues as reported in U.S. dollars benefited approximately 10% or $9.2 million due to the favorable Euro to dollar currency exchange during the third quarter 2002 over the third quarter 2001. North American car and light truck production increased approximately 8% over the same period last year and housing starts were up slightly more than 1%, pacing Engineered Films and Specialty Resins & Formulators sales volume gains in automotive and flooring applications. North American PC&C sales volumes increased 1% versus the third quarter of 2001. However, a change in the mix of products sold resulted in lower sales revenues versus last year. Average vinyl compound selling prices for the third quarter of 2002, despite the realization of a $0.03/lb price increase during the quarter, were flat versus the third quarter of 2001. The sales comparison for the first nine months of 2002 versus the first nine months of 2001 primarily reflects lower sales in North American PC&C offset by strong demand in Asia and the favorable Euro currency exchange impact, which increased U.S. dollar reported sales by $10.3 million or 4%. North American PC&C has experienced softened demand in nearly all markets for vinyl compounds, most notably wire and cable applications, which are down 13% in sales volume and 21% in sales revenue.

Despite the 2% sales revenue improvement, OIBSIDA declined $5 million to $31.7 million in the quarter as compared to the third quarter of 2001. The decrease in OIBSIDA is primarily a result of margin compression in vinyl compounds and specialty resins due to the impact of higher PVC resin and VCM costs. OIBSIDA for the first nine months of 2002 was $93.8 million, a $7.4 million decline from the first nine months of 2001, reflecting lower segment sales and lower vinyl compound and specialty resin margins, offset by the impact of value capture initiatives and economy-driven cost reduction programs.

ELASTOMERS & PERFORMANCE ADDITIVES sales were $95.2 million in the third quarter of 2002, a 3% decline compared to the third quarter 2001, as sales volumes were down 2%. The decline in third quarter 2002 sales versus the same period last year is due to lower additive sales and the loss of some Canadian sales following the closure of our Canadian operation in the fourth quarter of 2001. Sales of core elastomers products were flat. Year-to-date 2002 sales of $282.7 million were 10% below the same period in 2001. The decline in year-over-year sales for the first nine months of 2002 is the result of lower sales volumes in the compounding and tire tolling platforms. In addition, we have lost approximately $3.5 million in market share in Canada as a result of closing our Canadian operation in the fourth quarter of 2001.

OIBSIDA in the third quarter of 2002 was $7.7 million compared to $6.3 million in the third quarter of 2001. Increased OIBSIDA compared to prior year is primarily due to material cost savings associated with value capture initiatives and the closure of three plants and an administrative facility from previously announced restructuring initiatives, partially offset by lower sales volumes. OIBSIDA in the first nine months of 2002 was $20.8 million versus $21.3 million in the first nine months of 2001, resulting from the aforementioned sales decline partially offset by the savings from the plant shutdowns noted previously.

DISTRIBUTION sales in the third quarter of 2002 were $135.8 million, 17% higher than third quarter 2001. The third quarter 2002 sales improvement versus same period prior year largely reflected increased vinyl compound sales plus increased volumes in other products, offset by slightly lower average selling prices. Sales in the first nine months of 2002 were $393.8 million, 11% above the same period last year. Year-to-date 2002 sales volume improvements, which included the shift to using the Distribution segment for PolyOne's vinyl compounds, more than offset lower average selling prices.

OIBSIDA in the third quarter of 2002 was $2.8 million, $1.7 million above third quarter of 2001. Increased OIBSIDA for the third quarter of 2002 compared to the third quarter of 2001 is primarily associated with the margin impact of the increased sales volumes. OIBSIDA in the first nine months of 2002 was $9.5 million, $5.6 million higher than the same period last year. The 2002 improvement in year-to-date OIBSIDA versus 2001 is primarily due to higher sales volumes in this volume sensitive business.

RESIN & INTERMEDIATES (R&I) operating income before special items, consisting of equity income from joint ventures, allocated overhead support cost and costs associated with past operations was $11.4 million for the third quarter of 2002, $10.8 million higher than the third quarter of 2001. This improvement is primarily related to equity earnings from PolyOne's 24% interest in OxyVinyls ($10.0 million) and 50% interest in SunBelt ($1.8 million). Compared to the third quarter 2001, PVC resin market selling prices increased an average $0.07/lb and the industry was able to increase the spread of PVC resin selling prices over the cost of ethylene and chlorine by approximately $0.03/lb.

The Resin and Intermediates business segment generated operating income before special items of $6.9 million for the first nine months of 2002, an $18.6 million improvement over the same period last year. The 2002 nine months results were positively impacted by the improvement in the equity earnings of OxyVinyls by $22.0 million, which was offset by increased losses generated by SunBelt ($3.4 million). The improvement in the equity earnings of OxyVinyls was mainly due to falling energy prices, which lowered conversion costs and ethylene acquisition costs. Average PVC resin market selling prices were $0.01/lb lower in the first nine months of 2002 versus the same period last year.

OTHER consists primarily of corporate governance costs and inter-segment profit elimination that is not allocated to business segments. These unallocated costs before special items were $4.0 million in the third quarter of 2002 and $13.3 million for the first nine months of 2002. The first nine months of 2002 include the elimination of $1.6 million pre-tax inter-segment profit in the Distribution segment inventories relating primarily to PolyOne vinyl compounds.

CAPITAL RESOURCES AND LIQUIDITY

For the first nine months of 2002, operating activities utilized $78.5 million of cash, driven by a $115.8 million increase in commercial working capital (trade accounts receivable before receivables sold, FIFO inventories and accounts payable) related primarily to higher sales levels. Partially offsetting the increase in commercial working capital was the pre-tax earnings before depreciation and amortization of $76.4 million for the first nine months of 2002.

Investing activities for the first nine months of 2002 used $34.3 million, consisting primarily of capital expenditures of $52.4 million. Nearly half of the projected capital spending is associated with the North American PC&C manufacturing restructuring and the new business information system.

Cash provided by financing activities during the first nine months of 2002 was $150.6 million reflecting an increase in long-term debt from the $200 million senior debt offering completed in April 2002, partially offset by the funds used to repay a loan held by one of our German subsidiaries. Further, dividends of $16.9 million were paid and net proceeds of $7.0 million were received from the exercise of stock options.

As of September 30, 2002, PolyOne had existing facilities to access capital resources (receivables sale facility, revolving credit agreement, uncommitted short-term credit lines and long-term debt) totaling approximately $1 billion. At the end of the third quarter of 2002, PolyOne had utilized approximately $801 million of these facilities, including $594 million of long-term debt. The effective available funds under these facilities can vary, depending on the level of qualified receivables outstanding, ratings on public debt and debt-related financial ratios. As of September 30, 2002, approximately $114 million of the existing capital resource facilities were available to be drawn while remaining in compliance with the facilities.

In September 2002, PolyOne's public debt was downgraded by Standard & Poor's (S&P) from BBB- to BB+ or non-investment grade. Moody's Investors Service affirmed PolyOne's investment grade public debt rating of Baa3. Both ratings carry a negative outlook. The downgrade by S&P triggered higher reserve requirements (deducting available borrowings) and additional facility fees associated with our receivables sale facility. At the current facility level, the higher reserve requirements approximate $16 million and the additional fees will approximate $0.8 million per year. The downgrade does not affect the revolver, uncommitted short-term line of credit or outstanding fixed debt pricing or covenants.

On March 28, 2002, PolyOne amended and restated the credit agreement governing the revolving credit facility. The amended and restated credit agreement revised our 2002 borrowed debt-to-EBITDA compliance ratios and requires that we secure any obligations under our revolving credit facility. For a summary of the borrowed debt-to-EBITDA compliance ratios and other financial ratios, see the table that follows. Additionally, our obligations under the revolving credit facility are guaranteed by some of our domestic subsidiaries.

Of the capital resource facilities available to PolyOne as of September 30, 2002, only the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our public debt and our guarantee of the SunBelt note allows for a specific level of secured debt, above which security must be provided on each such indenture. The receivables sale facility does not constitute debt under the public debt indentures. Security is granted under the terms of the amended and restated revolving credit agreement; however, PolyOne does not anticipate borrowings in 2002 under the revolving credit agreement which would result in security being provided to the outstanding public unsecured debt. Security on the revolving credit agreement and public debt, if applicable, will terminate when the borrowed debt-to-EBITDA ratio is less than
3.50 to 1.0 for any two consecutive fiscal quarters. As of September 30, 2002, PolyOne had guaranteed unconsolidated equity affiliate debt of $97.5 million for SunBelt and $42.3 million for OxyVinyls.

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

                                                                               Borrowed        Tangible Assets-
                                                            Interest           Debt-to-        to-Indebtedness
                                                         Coverage Ratio      EBITDA Ratio           Ratio
                                                           (Minimum)           (Maximum)          (Minimum)
                                                        -----------------  ------------------  -----------------
Agreement compliance
   First quarter of 2002                                       2.75             Waived                1.00
   Second quarter of 2002                                      2.75               5.70                1.00
   Third quarter of 2002                                       2.75               5.50                1.00
   Fourth quarter of 2002                                      3.00               5.25                1.00
Limitations on dividends and stock repurchases
   (1), capital expenditures (2) and acquisitions (3)
   Each quarter                                                                   3.99

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

The realization of profitable operations will be important to maintaining the existing levels of available capital resources and the execution of PolyOne's announced restructuring initiatives. PolyOne's operating income before special items and depreciation and amortization (which approximates the free cash flow of ongoing operations) was approximately $126 million in the year 2001and approximately $119 million in the first nine months of 2002. The free cash flow must cover expenditures for financing costs (interest expense and discount on sale of receivables), dividends and capital expenditures. These expenditures totaled approximately $150 million in 2001 and approximately $101 million in the first nine months of 2002. Capital expenditures for 2002 are projected to be between $75 million and $80 million. Nearly half of the projected capital spending is associated with the North American Plastic Compounds and Colors manufacturing restructuring and the new business information system. PolyOne also projects that cash spending for restructuring initiatives announced and accrued in 2001 in relation to employee separation and plant phase-out costs will range between $9 million and $15 million over the last three months of 2002. Free cash flow is projected to increase in the last three months of 2002, in part from the seasonal decline in sales and the resulting reduction in commercial working capital. During the first nine months of 2002, commercial working capital increased $115.8 million primarily due to sales increases. Any shortfall in cash flow is expected to be covered by (1) utilizing the available capital resource facilities noted previously, (2) securing additional capital resources, (3) managing and redeploying assets and/or (4) revising the expenditures noted previously. If it were necessary to secure additional capital resources there can be no assurance that the additional capital resources would be available or, if available, that their terms would be acceptable to PolyOne.

Management believes that it should be able to continue to manage and control working capital, discretionary spending and capital expenditures in order to assure adequate levels of liquidity in 2002 and beyond to support normal operations, to complete a previously announced acquisition in December 2002 and to execute the announced restructuring initiatives that are projected to enhance PolyOne's future profitability.

ACCOUNTING POLICIES AND ESTIMATES

Note B of the 2001 Annual Consolidated Financial Statements contains a summary of PolyOne's accounting policies and commentary on the nature of estimates made in the preparation of the financial statements. Following is a description of important management judgments relating to the PolyOne 2001 Annual Consolidated Financial Statements and the Quarterly Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2002 (Unaudited).

ENVIRONMENTAL ACCRUED LIABILITY. PolyOne has accrued $52.2 million to cover future environmental remediation expenditures, and believes none of these matters, either individually or in the aggregate, should have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents PolyOne's best estimate of the remaining probable remediation costs based upon information and technology currently available. For additional discussion, refer to Note N to the Annual Consolidated Financial Statements and to Note N to the Quarterly Condensed Consolidated Financial Statements (Unaudited).

RESTRUCTURING COSTS. In 2001, PolyOne announced plans to close 11 manufacturing plants in 2002. In the first nine months of 2002, 3 plants were closed. During October 2002, 2 additional plants were closed and 3 more plants are scheduled to be closed during the remainder of the fourth quarter of 2002. The closure of 3 plants has been deferred to mid-2003. As of September 30, 2002, an accrued liability of $26.6 million existed for future employee severance and plant closing costs. In addition, as of September 30, 2002, the net property carrying value to be realized for the plants closed or to be closed was $34.5 million (some assets will be transferred to other locations as production ceases). (Unaudited)

EQUITY INVESTMENT. In December 2001, OxyVinyls (of which PolyOne owns 24%) announced the temporary idling of its Deer Park, Texas, chlor-alkali plant due to low industry capacity utilization and low product market selling prices. In September 2002, OxyVinyls announced that it had decided to permanently close a specific production unit of the Deer Park, Texas, chlor-alkali plant. PolyOne's share of the third-quarter pre-tax charge is approximately $4.1 million, relating to the write-off of property, plant and equipment as well as decommissioning costs of the closed production unit. The remaining operations at the Deer Park facility, which have been temporarily idled, are expected to restart when industry conditions and margins improve. As of September 30, 2002, OxyVinyls had a remaining accrual $4.2 million for future employee severance, liabilities associated with the temporary idling of a plant, facility asset write-off and decommissioning costs. The plant had a net property carrying value on OxyVinyls as of September 30, 2002 of approximately $124 million, which is anticipated to be realized through future operations upon the restart of the plant. (Unaudited)

GOODWILL. As of September 30, 2002, PolyOne's recorded goodwill totaled $446.8 million. During the first quarter of 2002, we completed our transitional impairment assessment of any potential impairment under the new provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which resulted in the write-off of all of Engineered
Films' goodwill and an impairment loss of $54.7 million ($53.7 million after-tax), as further explained in Note B to the Quarterly Condensed Consolidated Financial Statement (Unaudited).

Although we completed an assessment of goodwill impairment, any additional future goodwill impairment could result in:

        -   Violation of financial ratios required by our debt agreements;
        -   Limitation of dividend payments and/or company stock repurchases;
            and/or
        -   Extending security to the existing public debt outstanding.

DEFERRED TAX BENEFIT FOR OPERATING LOSS CARRYFORWARDS. As of September 30, 2002, PolyOne had a net deferred tax liability of $24.2 million, which included a deferred tax asset of $82.3 million for operating loss carryforwards for tax purposes. The operating loss carryforwards are expected to be utilized against future earnings, thereby reducing taxes that would otherwise be paid. See the discussion in Note P to the Annual Consolidated Financial Statements.

OUTLOOK

For most of PolyOne's businesses, the fourth quarter is historically the slowest demand period of the year. In 2000 and 2001, fourth-quarter revenues fell approximately 10 percent and 11 percent, respectively, from third-quarter levels. PolyOne projects that revenues in fourth-quarter 2002 will be higher than in fourth-quarter 2001, with the current view being that the revenue decline from third-quarter to fourth-quarter 2002 should be less than in 2001.

Additionally, several factors could reduce the equity contribution from R&I by $9 million to $11 million in the fourth quarter of 2002 compared with the third quarter of 2002. Typical seasonal slowing will likely result in lower PVC resin demand, and could lead to reduced market prices. Moreover, industry forecasts call for somewhat higher costs for natural gas and ethylene into the fourth quarter. The combined price for chlorine and caustic soda is anticipated to improve modestly.

With the outlook for decreased customer demand and a lower contribution from R&I, PolyOne could realize net income before special items that is only slightly profitable in the fourth quarter. Value capture initiatives are expected to provide only minimal benefit in the fourth quarter, with the next significant increase in benefit from these initiatives occurring in early 2003.

As planned, PolyOne expects to complete its previously announced acquisition of TRANSCOLOR, S.A., a color concentrates producer near Pamplona, Spain, in December 2002. With the North American PCC manufacturing asset reconfiguration progressing and with business conditions slowing, working capital should continue to decline through the end of the year.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this report on Form 10-Q, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events and are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective changes in raw material costs or product pricing or product demand, future performance or results of current and anticipated market conditions and market strategies, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

          - an inability to achieve or delays in achieving savings related to consolidation and restructuring programs -
          - delays in achieving or inability to achieve our strategic value capture initiatives, including cost reduction and employee productivity goals, or achievement of less than the anticipated financial benefit from the initiatives
          - the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks
          - changes in U.S., regional or world polymer and/or rubber consumption growth rates affecting our markets
          - changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer
               (VCM) or other industries in which we participate
          - fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles
          - production outages or material costs associated with scheduled or unscheduled maintenance programs
          - costs or difficulties and delays related to the operation of joint venture entities
          - lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates
          - partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and our other minority equity holdings
          - an inability to launch new products and/or services that strategically fit our businesses
          -    the possibility of goodwill impairment
          -    an inability to maintain any required licenses or permits
          - an inability to comply with any environmental laws and regulations

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in "Management's Analysis - Consolidated Statements of Cash Flows" in the 2001 Annual Report under the caption "Market Risk Disclosures" included in our Annual Report on Form 10-K. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. As of September 30, 2002, PolyOne had terminated all outstanding interest rate swap agreements. Upon termination, PolyOne received $8.3 million of cash. There have been no material changes in the market risk faced by us from December 31, 2001 to September 30, 2002. We have updated the disclosure concerning our financing arrangements, which is included in Note K in this form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b) Changes in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

             - Exhibit 99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer
             - Exhibit 99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer

        (b)  Reports on Form 8-K from July 1, 2002 through September 30, 2002:

             - Form 8-K filed on August 1, 2002 announced a press release dated July 31, 2002, whereby we announced second quarter 2002 earnings.
             - Form 8-K filed on August 12, 2002 announced that on August 8, 2002, the Principal Executive Officer and the Principal Financial Officer of PolyOne forwarded to the Securities and Exchange Commission sworn statements pursuant to the Securities and Exchange Commission's Order No. 4-460.
             - Form 8-K filed on August 13, 2002 announced a press release dated August 7, 2002, whereby we announced the declaration of a dividend to be paid in September 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2002                 POLYONE CORPORATION




                                  /s/ W. DAVID WILSON
                                  ------------------------------------------
                                  W. David Wilson
                                  Vice President and Chief Financial Officer
                                  (Authorized Officer and Principal
                                  Financial Officer)









                                  /s/ GREGORY P. SMITH
                                  --------------------------------------------
                                  Gregory P. Smith
                                  Corporate Controller and Assistant Treasurer
                                  (Principal Accounting Officer)

                                  CERTIFICATION

I, Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer of PolyOne Corporation ("registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002


/s/ THOMAS A. WALTERMIRE
----------------------------------------
Thomas A. Waltermire
Chairman of the Board, President and
Chief Executive Officer

                                  CERTIFICATION

I, W. David Wilson, Vice President and Chief Financial Officer of PolyOne Corporation ("registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


/s/ W. DAVID WILSON
----------------------------------------
W. David Wilson
Vice President and Chief Financial
Officer