Form 10-K
period 2002-12-31
POLYONE CORP
filed 2003-03-27
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-16091

POLYONE CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	34-1730488
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 36-5000, 200 Public Square, Cleveland, Ohio	44114-2403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(216) 589-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]      No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [x]      No[   ]

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 28, 2002, determined using a per share closing price on that date of $11.25, as quoted on the New York Stock Exchange, was approximately $864,219,544.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant’s Annual Report distributed to shareholders for the fiscal year ended December 31, 2002, incorporated by reference into Parts I and II of this Form 10-K; and (2) Registrant’s definitive proxy statement to be filed with the Commission, on or about March 28, 2003, pursuant to Regulation 14A and incorporated by reference into Part III of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant’s proxy statement nor the 2002 Annual Report to shareholders is deemed to be filed as part of this Form 10-K.

Except as otherwise stated, the information contained in this report is given as of December 31, 2002, the end of the Registrant’s last fiscal year.

PART I

ITEM 1.      BUSINESS

We are a leading global polymer services company with operations in thermoplastic compounds, specialty polyvinyl chloride (PVC) or vinyl resins, specialty polymer formulations, engineered films, color and additive systems, elastomer compounds and additives, and thermoplastic resin distribution. We provide value to our customers through our ability to link polymer technology and formulation with our manufacturing and supply chain processes. For the fiscal year ended December 31, 2002, we had sales of $2.5 billion, approximately 15% of which were from markets outside of North America.

PolyOne was formed on August 31, 2000 as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). The formation of PolyOne is discussed in more detail in Notes A and F to the Consolidated Financial Statements in the Registrant’s Annual Report distributed to shareholders for the fiscal year ended December 31, 2002. We operate within four business segments: Performance Plastics, Elastomers and Performance Additives, Distribution, and Resin and Intermediates.

* Excluding corporate, eliminations and other of $104.2 million

Polymer Industry Overview:
Polymers are a class of organic materials that are produced directly or indirectly through the conversion of natural gas or crude oil components into monomers such as ethylene, propylene, butane, and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, in its most basic form. Various additives are often combined with a base resin to create unique or enhanced properties necessary for end-use products. These combinations are generally referred to as plastic compounds. Plastic compounds have advantages over metals, wood, rubber and other traditional materials, which have and continue to result in their replacement across a wide spectrum of applications ranging from automobile parts to construction materials due to plastic’s low cost and comparatively better performance. Plastics have a reputation for durability, aesthetics, easy handling and high performance. We participate in the plastic compounding sector of the polymer industry through our Performance Plastics business segment.

Large petroleum companies produce a majority of the base resins because these commodity chemical manufacturers have direct access to the raw materials needed for production. Raw materials make up approximately 75% of the variable cost for the production of the base resin. Accordingly, the cost or material margin of a base resin fluctuates in tandem with the prices of raw materials used during production, primarily petroleum or natural gas and power or electricity. Through our equity interests in OxyVinyls and SunBelt, we have the economic benefits of a base resin producer for one of our major raw materials: polyvinyl chloride resin.

There are two primary categories of polymers: thermoplastics and thermosets. Thermoplastics, which make up about 90% of the resin market, are characterized by their ability to be reshaped repeatedly into new forms after the application of heat and pressure. Thermoplastics offer versatility and a wide range of applications. There are five major types of thermoplastics: polyethylene, polyvinyl chloride, polypropylene, polystyrene and polyester. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular product. Our Performance Plastics business segment, which accounts for approximately 66% of our total sales, is primarily comprised of compounded thermoplastics. In addition, our Distribution business segment, which accounts for approximately 20% of our total sales, is a distributor of a wide range of thermoplastic resins and compounds.

Thermoplastic resins are found in numerous end-use products and in a variety of markets, including packaging, building and construction, transportation, furniture and furnishings, consumer and institutional products, electrical, adhesives, inks and coatings. Each category of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for incorporation into a particular end product. For example, the packaging industry, which is the largest consumer of plastics, requires plastics that can help keep food fresh and free of contamination, while providing a variety of options for product display and offering advantages in terms of weight, energy, and user friendliness. In the building and construction industry, the second largest consumer of plastic, plastic has provided an economic and energy efficient replacement for traditional building materials in piping applications, building siding, flooring, insulation, windows and doors and a growing list of both structural and interior or decorative uses. In the transportation industry, plastic has proven to be durable, lightweight, and corrosion resistant while offering fuel savings, design flexibility and high performance to designers facing today’s complex transportation needs.

A thermoset polymer is a polymer that solidifies or “sets” irreversibly when heated. Thermosets are valued for their durability, resilience and strength. Examples of thermoset polymers are rubber, polyurethanes, unsaturated polyesters and epoxies. Our Elastomers and Performance Additives business segment, which accounts for approximately 14% of our total sales, participates in the thermoset compounding market. Thermosets are used in automotive applications, building and construction and a wide variety of consumer products. Typical applications include automotive seals, belts, and hoses for the automotive industry and electrical insulation, caskets and seals for the construction and manufacturing industries.

Independent Thermoplastic Compounding Industry*:
The independent compounding industry is highly fragmented. In 2001, the independent compounding industry had about 450 competitors. In 2001, we were the largest independent plastic compounder in the United States with approximately 13% share of the market. The following chart summarizes the U.S. plastic compounding market:

Note: GE Plastics’ position does not reflect the 2002 acquisition of LNP Engineering Plastics, Inc.

According to Frost & Sullivan, total revenues of the U.S. plastic compounding market were estimated to be approximately $10.4 billion in 2002 with an expected annual growth rate of 4.4% for the period 2001 through 2007. By 2007, revenues in the U.S. plastic compounding market are expected to grow to $13.0 billion. It is estimated that the U.S. plastic compounding market is approximately 40% of the worldwide plastic compounding market.

* According to the 2002 U.S. Plastic Compounding Markets Study (7961-37) by Frost & Sullivan, portions of which are reprinted with permission from Frost & Sullivan.

Independent Thermoset/Elastomer Compounding Industry:
Our Elastomers and Performance Additives business segment participates in the independent thermoset compounding industry. Thermosets are valued for their durability, resilience and strength. Examples of thermoset polymers are rubber, polyurethanes, unsaturated polyesters and epoxies. We operate mostly in the non-tire rubber compounding markets. We currently estimate that consumption of industrial (non-tire) rubber compounds for the NAFTA region is approximately 8 billion pounds. We estimate this market has historically grown at the same rate as the overall manufacturing economy. Within the industrial market, rubber parts manufacturers compound approximately 6 billion pounds for captive/in-house consumption and the remaining 2 billion pounds is compounded by independent merchant custom compounders. Within the custom compounding industry, one of the largest growth opportunities is through the outsourcing of production by rubber parts manufacturers who currently compound their own rubber in-house. This outsourcing has traditionally been greatest during periods of high economic growth when compounding capacity of these producers is stretched. Another area of growth is in high-end specialty elastomers, like fluoroelastomers, that exhibit a higher temperature threshold, greater chemical resistance and superior wear performance. Within these markets, PolyOne is the largest custom compounder in North America. Other custom compounders include Airboss of America Corp., Dyna-Mix, Inc., Teknor Apex Company, and the Thona Group.

Thermoplastic Resin and Compound Distribution:
In thermoplastic resin and compound distribution, we believe that we are the second largest independent thermoplastic resin distributor in North America. We compete against the General Polymers division of Ashland Distribution Company, which is the leading independent resin distributor in North America, and other smaller regional distributors. Growth in the thermoplastic resin and compound distribution market is directly correlated to growth in the market for base polymer resins.

PolyOne Business Segments:
We operate within four business segments: Performance Plastics, Elastomers and Performance Additives, Distribution, and Resin and Intermediates. Additional information regarding the Registrant’s business segments is incorporated by reference to Note T to the Consolidated Financial Statements in the Registrant’s Annual Report distributed to shareholders for the fiscal year ended December 31, 2002.

Performance Plastics:
Our Performance Plastics business segment is a leading independent merchant compounder of plastics to the specifications of manufacturers of plastic products throughout North America and Europe, with a growing presence in Asia. We engage in the custom compounding of plastic materials to the specifications of manufacturers of molded and extruded plastic products. We are also a leading North American manufacturer of custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants and additives for customers in the plastic industry, and the leading North American producer of specialty vinyl resins. Our formulator operations process dispersion resins along with different additives to produce liquid or solid plastisol compounds. In addition, we produce formulations using urethanes and latex polymers. Through our engineered films operations, we also process flexible compounds into rolls of various-gauge films for use in automotive interior applications, construction, industrial and consumer markets.

For the fiscal year ended December 31, 2002, our Performance Plastics business segment had sales of $1.7 billion, representing 66% of our total sales. During 2002, we received from all of our Performance Plastics business segment equity affiliates $10.4 million of cash from dividends and distributions.

Included in the Performance Plastics business are four product groups; North American Plastic Compounds and Colors, International Plastic Compounds and Colors, Specialty Resins and Formulators, and Engineered Films. Our Performance Plastics business segment has substantial and growing market positions in Europe and Asia.

North American and International Plastic Compounds and Colors:

North American and International Plastic Compounds and Colors consist of three product subgroups: vinyl compounds, colors and additives, and engineered materials.

Vinyl Compounds. Vinyl, or polyvinyl chloride, is an extremely versatile plastic. Vinyl is the only plastic that can be made thin and flexible enough for intravenous solution bags, yet rigid and tough enough for windows and computer housings. Because of this versatility, vinyl has become one of the most widely used plastics and is utilized in a whole range of applications. Our vinyl compounds combine polyvinyl chloride resins with a broad range of additives that offer product versatility, particularly when fire resistance, chemical resistance or weatherability is required. We are the leading manufacturer of vinyl compounds in North America. In 2002, this product subgroup accounted for approximately 37% of our Performance Plastics business segment’s sales.

Colors and Additives. Color concentrates are plastic compounds that contain a high concentration of color pigments or additives predispersed in a polymer carrier medium and supplied in pellet, liquid, flake or powder form. Concentrates are designed for use in appropriate quantities with the base resin mix so that the correct color or additive performance is achieved. Normally, the concentrate is added at rates of 1% to 10% of the base resin mix. Additive concentrates include a wide variety of products, but are commonly categorized by the function performed, such as UV stabilizers, slip/antiblock, antistat, blowing agent, antioxidant, lubricant, and stabilizers.

Our color and additive concentrates provide flexibility to plastic processors who prefer to create multiple color effects or enhance the performance of their own base polymers. Our colors and additives for thermoplastics are used throughout the plastic industry, particularly in the packaging, automotive, consumer, pipe, wire and cable industries. Our colors and additives are also incorporated into other end products such as stadium seating, toys, houseware, vinyl siding, pipe, food packaging, and medical packaging.

In 2001, we were the second largest producer of color concentrates in North America. In 2002, this product subgroup accounted for approximately 20% of our Performance Plastics business segment’s sales.

Engineered Materials. Our engineered materials consist of reinforced and filled compounds and thermoplastic elastomer compounds. With our compounding expertise, we have the ability to expand the performance range and structural properties of traditional engineered thermoplastics. We combine our knowledge of base polymers, lubricants, fillers and reinforcements as well as a wide range of functional additives to enable us to tailor our compounds to meet our customers’ unique application requirements. Our compounds incorporate commodity resins like polyethylene and polypropylene, engineering resins like nylon, polycarbonate, polyesters and other high performance resins.

In addition, we have a broad product line of thermoplastic elastomer compounds, including thermoplastic olefins, thermoplastic vulcanizates and styrene block copolymers. In 2002, this product subgroup accounted for approximately 19% of our Performance Plastics business segment’s sales.

Specialty Resins and Formulators:
We are the leading North American producer of specialty vinyl resins. Specialty resins represent approximately 10% of the PVC resin market and are usually compounded in a liquid form for flexible product applications. These resins are marketed on service and performance as the resins are largely customized to specific end use applications. Our specialty vinyl resins are used in end products such as vinyl flooring, carpeting, automotive instrument and door panels, coated fabrics, medical examination gloves and foam products. Approximately 9% of our specialty vinyl resins are used by our formulators business as one of its primary raw materials.

Formulator products consist primarily of liquid systems with a base resin comprised of specialty polyvinyl chloride resins, polyurethane or latex. We custom compound and manufacture PVC inks and powders, polyurethane, latex, specialty additives and colorants that meet the specific needs of our customers’ applications. Examples of applications for our formulator products include inks for textiles in the consumer industry; armrests, headrests and oil filters in the automotive industry; coil coatings, sheet vinyl and carpet backing in the construction industry; and decals, coatings and tool handles in the industrial industry.

In 2002, the Specialty Resins and Formulators product group accounted for approximately 15% of our Performance Plastics business segment’s sales.

Engineered Films:

We compound and process various polymers into rolls of film of various gauge thickness and widths for use in the automotive, industrial and consumer goods industries. Our films for the automotive industry include a broad range of engineering vinyl and thermoplastic olefin films, compact sheet, and laminates that are used in instrument and door panels, air bag doors and glove compartment panels. Our custom films consist of a broad range of vinyl and olefin alloy calendered films, sheeting and laminates formulated to meet the processing and performance needs of our customers, and are used in end-products such as binders, check-book covers, in-ground pool liners, flooring, medical bloodbags, wall coverings and wood laminates.

In 2002, the Engineered Films product group accounted for approximately 9% of our Performance Plastics business segment’s sales.

Elastomers and Performance Additives
We believe our Elastomers and Performance Additives (E&PA) business segment is the leading North American independent merchant compounder of customized, high performance elastomer (rubber) materials for automotive and industrial applications. For the fiscal year ended December 31, 2002, our Elastomers and Performance Additives business segment had sales of $363.9 million, representing 14% of our total sales.

We specialize in developing rubber compound formulations for rubber parts manufacturers and strive to capture outsourcing business from companies that currently compound rubber in-house. Our rubber compounding products are most commonly used in the manufacture of hoses, belts, seals and gaskets for the automotive industry in addition to sealants and roofing for industrial and construction applications. We also provide specialty products consisting of performance additives, rolls and high performance elastomers. These products are focused on applications requiring performance characteristics such as higher temperature threshold, greater chemical resistance and superior wear performance.

Distribution:
Our Distribution business segment is the second largest independent North American distributor of resins and plastic compounds. We are a distributor of up to 3,500 grades of engineering and commodity resins and plastic compounds from approximately 13 major suppliers, including our own vinyl compounds. We purchase bulk quantities of plastic base resins, such as polyethylene, polypropylene, polystyrene, and polyvinyl chloride, and resell them in truckload and less-than-truckload amounts to more than 4,700 customers nationwide. Our supplier base includes the leaders in the resin business such as Atofina, Basell,

BP Amoco, Bayer, Dow, DuPont, Eastman, Huntsman and Nova Chemicals. These products are sold to custom molders and extruders who convert them into plastic products sold to a number of different industries and end-use markets. We currently operate over 30 stocking locations, including 10 repackaging plants, across North America that are strategically located in proximity to our customers, which provides us with a competitive advantage over other regional plastic distributors. For the fiscal year ended December 31, 2002, our Distribution business segment had sales of $519.7 million, representing 20% of our total sales.

Resin and Intermediates:
The results of our Resin and Intermediates business segment are reported on an equity income basis and consist primarily of our 24% equity interest in Oxy Vinyl, LP (OxyVinyls) and our 50% equity interest in SunBelt Chlor-Alkali Partnership (SunBelt). OxyVinyls is a partnership with Occidental Chemical Corporation, and SunBelt is a partnership with Olin Corporation. OxyVinyls is North America’s second largest and the world’s third largest producer of PVC resin. In 2002, OxyVinyls had capacity of approximately 4.6 billion pounds of PVC resin, 5.0 billion pounds of vinyl chloride monomer (an intermediate chemical in the production of PVC), 560 thousand tons of chlorine and 620 thousand tons of caustic soda. In 2002, SunBelt had capacity of approximately 250 thousand tons of chlorine and 275 thousand tons of caustic soda. Most of the chlorine manufactured at OxyVinyls and SunBelt is used for internal consumption by OxyVinyls in the production of PVC resin. Caustic soda is sold on the merchant market to customers in industries such as the pulp and paper, chemical, construction and consumer products.

In addition to providing us with a secure and high quality supply of PVC resin, our Resin and Intermediates business segment provides us with virtual backward integration for one of our major raw materials, PVC resins. First, our supply of PVC resin and vinyl monomer from OxyVinyls is at competitive prices based on long-term supply contracts between OxyVinyls and our businesses. Second, our equity investment in OxyVinyls provides somewhat of a natural hedge against increased raw material prices to the extent OxyVinyls is able to pass on increased raw material costs to its other customers. Finally, the equity position in chlorine and caustic soda through both OxyVinyls and SunBelt provides economic integration to the chlorine chain.

For the fiscal year ended December 31, 2002, we received from all of our Resin and Intermediates business segment equity affiliates $20.2 million of cash from dividends, distributions and returns of investments net of new investments.

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

The distribution of polymer resin is highly competitive, with product quality, service and price to customers being principal factors affecting competition. PolyOne believes it is one of the leading independent distributors of plastic resins in North America.

Raw Materials:
In PolyOne’s Performance Plastics business segment, the primary raw materials are PVC resin, vinyl chloride monomer (VCM), other resins, plasticizers, inorganic and organic pigments, and chemicals, all of which are in adequate supply. PolyOne is a party to long-term supply contracts with OxyVinyls, under which the majority of PolyOne’s PVC resin and all of its VCM requirements will be supplied. The supply contracts have initial terms which expire in 2013 and have provisions for renewal after the initial contract term. PolyOne believes the supply contracts should assure availability of PVC resin and VCM, technical development and support and competitively priced PVC resin and VCM. PolyOne further believes that the pricing under these supply contracts provides PVC resin at a competitive cost to PolyOne.

In PolyOne’s Elastomers and Performance Additives business segment, the primary raw materials are natural and synthetic rubbers, resins and chemicals, all of which are available in adequate supply.

Patents and Trademarks:
PolyOne owns numerous patents and trademarks, which are important in that they protect inventions and product names against infringement by others and thereby enhance PolyOne’s position in the marketplace. The patents vary in duration of up to 20 years, and the trademarks have an indefinite life that is based upon continued use.

Research and Development:
PolyOne has developed substantial research and development capability. PolyOne’s efforts are devoted to (1) developing new products to satisfy defined market needs, (2) providing quality technical services to assure the continued success of its products for its customers’ applications, (3) providing technology for improvements to its products, processes and applications, and (4) providing support to its manufacturing plants for cost reduction, productivity and quality improvement programs. PolyOne operates a research and development center that supports its compounding and specialty resin operations. The laboratory is equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment and pilot plants and polymer compounding operations that simulate specific production processes for rapid translation of new technology into new products.

PolyOne incurred costs of $19.4 million in 2002, $18.8 million in 2001 and $21.4 million in 2000 for product research and product development. In 2003, PolyOne expects spending to show a small increase over 2002.

Methods of Distribution:
PolyOne’s Performance Plastics, Elastomers and Performance Additives and Distribution business segments primarily sell products through their direct sales personnel. The Performance Plastics business segment supplements its direct sales personnel with distributors, including PolyOne Distribution, and/or commissioned sales agents for various products and geographic areas. PolyOne’s products are primarily transported to customers using truck carriers, with some customer product pick-ups at its operating facilities in all three of these business segments. In addition, PolyOne’s Performance Plastics business segment ships products to some customers using railroad cars.

Employees:
As of December 31, 2002, PolyOne had approximately 7,600 employees.

Environmental, Health and Safety:
PolyOne is subject to various environmental laws and regulations concerning production, use and sale of chemicals, emissions to the air, discharges to waterways and other releases of materials into the environment; the generation, handling, storage, transportation, treatment and disposal of waste materials; or otherwise relating to the protection of the environment. PolyOne endeavors to ensure the safe and lawful operation of its facilities in manufacturing and distribution of products and believes it is in material compliance with applicable laws and regulations.

PolyOne maintains a disciplined environmental and occupational safety and health compliance program and conducts periodic internal and external regulatory audits at its domestic plants in order to identify and categorize potential environmental exposures, including compliance issues, and measures to address them. This is an effort that has required and may continue to require process or operational modifications and the installation of pollution control devices and cleanups. PolyOne incurred environmental expense of $3.7 million in 2002, $3.9 million in 2001 and $2.2 million in 2000.

PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. However, the risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the plants, as is the case with other companies involved in the plastics PVC industry. PolyOne cannot assure that it will not incur additional costs and liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs and liabilities to PolyOne.

A number of foreign countries and domestic local communities have enacted, or have under consideration, laws and regulations relating to the use and disposal of plastic materials. Widespread adoption of these laws and regulations, or public perception, may have an adverse impact on plastic materials. Although many of PolyOne’s major markets are in durable, longer-life applications that could reduce the impact of any such environmental regulation, PolyOne cannot assure that more stringent regulation of use and disposal of plastics would not have an adverse effect on its business.

PolyOne conducts a comprehensive occupational safety and health program and believes it is in material compliance with applicable requirements.

PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party in connection with the investigation and remediation of several environmental sites. While government agencies assert that potentially responsible parties are jointly and severally liable at these sites, in PolyOne’s experience, interim and final allocation of liability costs are generally made based on the relative contribution of waste. However, where such allocations of costs based on relative contribution of waste have been made, PolyOne cannot assure that its allocation will not be increased due to the failure of other relevant third parties to pay their share of such costs. In addition, PolyOne conducts investigations and remediation at several of its active and inactive facilities, and has assumed responsibility for environmental liabilities based on pre-1993 operations at sites formerly owned or operated by PolyOne or its predecessors. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own at its operations. Based on current information and estimates prepared by PolyOne’s environmental engineers and consultants, PolyOne, at December 31, 2002, had accruals totaling $52.3 million to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate within its range of estimated costs associated with probable remediation, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information and other factors, it is possible that PolyOne could incur costs in excess of the accrual at December 31, 2002. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained.

Available Information:
Our Internet address is http://www.polyone.com. PolyOne makes available, free of charge, on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnishes pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after PolyOne electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements:
In the above “Business” section, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events, and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective changes in raw material costs or product pricing or product demand, future performance or results of current and anticipated market conditions and market strategies, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Actual results could differ materially from those expressed in or implied by these statements based on a variety of factors, which are incorporated by reference to page 45 of PolyOne’s 2002 Annual Report distributed to shareholders for the fiscal year ended December 31, 2002 under the caption “Cautionary Note on Forward-Looking Statements.”

ITEM 2.      PROPERTIES

As of December 31, 2002, PolyOne, which is headquartered in Cleveland, Ohio, operated facilities in the United States and foreign countries. Substantially all of PolyOne’s facilities are owned. During 2002, PolyOne generally made effective use of its productive capacity at its principal facilities. PolyOne believes that the quality and productive capacity of its facilities are sufficient to maintain its competitive position for the foreseeable future. The charts below list the principal facilities of PolyOne’s business segments.

Performance Plastics Facilities:

Vinyl Compounding	Specialty Dispersion Resin	Plastisol Formulators	Engineered Films
Avon Lake, Ohio	Henry, Illinois	Bolton, England	Burlington, New Jersey
Long Beach, California	Pedricktown, New Jersey	Kennesaw, Georgia	Lebanon, Pennsylvania
Louisville, Kentucky		Los Angeles, California	Winchester, Virginia
Niagara Falls, Ontario, Canada		Massillon, Ohio	Yerington, Nevada
Orangeville, Ontario, Canada		North Baltimore, Ohio
Pasadena, Texas		St. Louis, Missouri
Plaquemine, Louisiana		Sullivan, Missouri
St. Remi de Naperville, Quebec, Canada		Sussex, Wisconsin
Terre Haute, Indiana		Widnes, England
Valleyfield, Quebec, Canada		Hyde, England
Cartagena, Colombia (joint venture)		Dartford, England
Melbourne, Australia (joint venture)		Newton, Aycliffe, England

Color Concentrates and Additives	Engineered Materials
Broadview Heights, Ohio	Macedonia, Ohio
Glendale, Arizona	Dyersburg, Tennessee
Vonore, Tennessee	Bethlehem, Pennsylvania
Suwanee, Georgia	Seabrook, Texas
Florence, Kentucky	Gaggenau, Germany
Elk Grove Village, Illinois	Barbastro, Spain
Fort Worth, Texas	Jurong, Singapore
Lehigh, Pennsylvania	Suzhou, China
Norwalk, Ohio	Melle, Germany
St. Peters, Missouri	Istanbul, Turkey (joint venture)
Toluca, Mexico	Dortmund, Germany
Assesse, Belgium
Tossiat, France
Bendorf, Germany
Angered, Sweden
Manchester, England
Pudong (Shanghai), China
Glostrup, Denmark
Bangkok, Thailand (joint venture)
Gyor, Hungary

Resin and Intermediates Facilities:

OxyVinyls joint venture — various locations in North America
SunBelt joint venture — McIntosh, Alabama
Welvic Australia Pty Ltd. joint venture — various locations in Australia

Elastomers and Performance Additives Facilities:

Burton, Ohio
Jonesborough, Tennessee
DeForest, Wisconsin
Queretaro, Mexico
Kennedale, Texas
Dyersburg, Tennessee
Wynne, Arkansas
Santa Fe Springs, California

Distribution Facilities:

Lemont, Illinois
Ayer, Massachusetts
Massillon, Ohio
Rancho Cucamonga, California
Statesville, North Carolina
Denver, Colorado
Chesterfield Township, Michigan
Eagan, Minnesota
Hazlewood, Missouri
Grand Prairie, Texas
Mississauga, Ontario, Canada
Mexico — various locations

ITEM 3.      LEGAL PROCEEDINGS

In addition to the matters regarding the environment described above under the heading “Environmental, Health and Safety,” PolyOne is involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters, which seek remedies or damages. In addition, PolyOne has been named in several lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers and their families at plants owned by PolyOne or its predecessors or on board ships owned or operated by PolyOne or its predecessors. PolyOne believes that any liability that may be finally determined should not have a material adverse effect on its financial condition taken as a whole.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A.      EXECUTIVE OFFICERS OF THE COMPANY

(Included Pursuant to Instruction 3 to paragraph (B) of Item 401 of Regulation S-K)

The table below lists information as of March 28, 2003, as to each executive officer of PolyOne, including his or her position with PolyOne as of that date and other positions held by him or her for at least the past five years. The executive officers are elected by the Board of Directors to serve one-year terms.

V. Lance Mitchell
Age: 43

Group Vice President, Global Plastics, January 2003 to date. Group Vice President, Plastic Compounds and Colors, September 1, 2000 to January 2003. Vice President and General Manager, Compounds, The Geon Company, May 1997 to August 31, 2000. Business Director, Compounds, The Geon Company, November 1993 to May 1997.

John E. Quinn
Age: 55

Vice President and General Manager, Elastomers and Performance Additives, September 1, 2000 to date. President, M.A. Hanna Rubber Compounding, May 1998 to August 31, 2000. General Manager Noryl® Resins Business, GE Plastics (plastics resins), a business unit of General Electric Company, 1991 to May 1998.

Wendy C. Shiba
Age: 52

Chief Legal Officer, November 15, 2001 to date and Vice President and Secretary, December 5, 2001 to date. Vice President, Bowater Incorporated (pulp and paper), 1997 to November 2001, and Secretary and Assistant General Counsel, 1993 to November 2001.

Kenneth M. Smith
Age: 48

Chief Human Resources Officer, January 2003 to date and Vice President and Chief Information Officer, September 1, 2000 to date. Vice President, Information Systems, The Geon Company, August 1999 to August 31, 2000 and Chief Information Officer, August 1997 to August 1999. Director of Information Systems, The Geon Company, 1993 to August 1997.

Thomas A. Waltermire
Age: 53

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

W. David Wilson
Age: 49

Vice President and Chief Financial Officer, September 1, 2000 to date. Vice President and Chief Financial Officer, The Geon Company, May 1997 to August 31, 2000. Director of Business Management — Resins, The Geon Company, 1995 to May 1997.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                    SHAREHOLDER MATTERS

(a)	PolyOne’s common stock, $.01 par value per share, is listed on the New York Stock Exchange. The information required under this item is incorporated by reference to the table on page 42 of PolyOne’s 2002 Annual Report distributed to shareholders for the fiscal year ended December 31, 2002 under the caption “Quarterly Data.”
(b)	As of March 17, 2003, there were approximately 3,443 holders of record of PolyOne’s common stock.
(c)	PolyOne has paid consecutive quarterly dividends of $.0625 per share of common stock during 2000 (since August 31, 2000, its formation date), 2001 and 2002. Effective with the first quarter of 2003, PolyOne will suspend payment of its quarterly dividend. Future declarations of dividends on common stock are discretionary with the Board of Directors, and the declaration of any dividends will depend upon, among other things, earnings, capital requirements and the Company’s financial condition.

ITEM 6.      SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 43 of PolyOne’s 2002 Annual Report distributed to shareholders for the fiscal year ended December 31, 2002 under the caption “Selected Financial Data.”

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the caption “Management’s Analysis” on pages 6 through 12, 15 through 17, and 19 through 21 of PolyOne’s 2002 Annual Report distributed to shareholders for the fiscal year ended December 31, 2002. This report contains statements concerning trends and other forward-looking information affecting or relating to PolyOne and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those expressed in or implied by these statements based on a variety of factors, which are incorporated by reference to page 45 of PolyOne’s 2002 Annual Report distributed to shareholders under the caption “Cautionary Note on Forward-Looking Statements.”

Recent Developments: On March 24, 2003, PolyOne announced that Moody’s Investors Service downgraded the senior debt of PolyOne to B2 from Ba3 on March 21, 2003. A provision of PolyOne’s current receivables sale facility specifies that with notice, the facility can be terminated if PolyOne’s senior debt is rated below BB- by Standard & Poor’s or below Ba3 by Moody’s Investors Service. The Agent representing the purchasers under the receivables sale facility has waived this provision through June 30, 2003. PolyOne has begun negotiations to replace the existing receivables sale facility with a new facility that would have no debt ratings trigger. Although there can be no assurance, PolyOne expects to have the new receivables sale facility in place before the end of the second quarter of 2003. In addition, on March 24, 2003, Standard & Poor’s announced that it lowered the rating of PolyOne’s senior debt to BB- from BB+.

On March 26, 2003, PolyOne announced we will exit our engineered films plant in Yerington, Nevada which employs approximately 85 people. If we are unable to quickly sell the facility as an ongoing operation, it would be closed by the end of the second quarter of 2003. PolyOne projects that closing the Yerington plant would yield annualized pre-tax earnings improvement of $1.8 million because reduced plant costs exceed the variable margin on exited sales. Further, we would monetize an estimated $5 million of commercial working capital and property and building. Restructuring costs are projected to total $6.3 million, of which $2.8 million would be cash closure costs. We estimate the earnings charge would be approximately $4.5 million in the first quarter of 2003 and approximately $1.5 million in the second quarter of 2003.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The information required by this item is incorporated by reference to the captions “Concentrations of Credit Risk” on page 24, “Derivative Financial Instruments” on pages 24 and 25, “Financial Instruments” on page 41 and “Market Risk Disclosures” on page 21 of PolyOne’s 2002 Annual Report distributed to shareholders for the fiscal year ended December 31, 2002. This information contains statements concerning trends and other forward-looking information affecting or relating to PolyOne and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those expressed in or implied by these statements based on a variety of factors, which are incorporated by reference to page 45 of PolyOne’s 2002 Annual Report distributed to shareholders for the fiscal year ended December 31, 2002 under the caption “Cautionary Note on Forward-Looking Statements.”

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to pages 13, 14, 18 and 22 through 41 of PolyOne’s 2002 Annual Report distributed to shareholders for the fiscal year ended December 31, 2002.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding PolyOne’s directors is incorporated by reference to the information contained in PolyOne’s Proxy Statement to be filed on or about March 28, 2003 with respect to the 2003 Annual Meeting of Shareholders (2003 Proxy Statement). Information concerning executive officers is contained in Part I of this Report under the heading “Executive Officers of the Company.”

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in PolyOne’s 2003 Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated by reference to the information contained in PolyOne’s 2003 Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in PolyOne’s 2003 Proxy Statement.

The following table provides information about PolyOne Corporation’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,856,657	$12.16	3,698,487	(1)
Equity compensation plans not approved by security holders(2)	197,006	10.48	162,234

Total	13,053,663		3,860,721

(1)	In addition to options, warrants and rights, each of the 1993 Incentive Stock Plan, the 1995 Incentive Stock Plan, the 1998 Interim Stock Awards Plan, the 1999 Incentive Stock Plan, the Long-Term Incentive Plan and the 2000 Stock Incentive Plan authorize the issuance of restricted stock, performance shares and/or deferred shares. Each of the 1999 Incentive Stock Plan, the Long-Term Incentive Plan and the 2000 Stock Incentive Plan has a separate sub-limit for the total number of shares that may be issued as one or more of these types of awards. The sub-limits are 400,000 restricted shares under the 1999 Incentive Stock Plan, 750,000 restricted and deferred shares and 1,500,000 performance shares under the Long-Term Incentive Plan, and 1,000,000 restricted, performance, and deferred shares under the 2000 Stock Incentive Plan.
(2)	The 1998 Interim Stock Award Plan was adopted by the Board of Directors of one of PolyOne’s predecessors in 1998. The Plan provides for awards in the form of stock options, restricted stock, stock equivalent units, stock appreciation rights, performance shares, and other stock and performance-based incentives. Key employees of PolyOne and its affiliates are eligible for awards. Non-employee directors are not eligible for awards. The Compensation Committee of the Board of Directors administers the Plan and selects award recipients. The maximum number of shares available for awards under the Plan is 375,574. The Compensation Committee has the power to adjust the maximum number of shares available under the Plan and exercise price of outstanding awards in the event of mergers, consolidations and other corporate transformations, stock dividends, stock splits and other non-cash distributions to shareholders. Unless otherwise determined by the Board of Directors, upon a change in control of PolyOne, all options and rights under the Plan become fully exercisable and all restrictions and conditions applicable to share awards are deemed satisfied.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated by reference to the information contained in PolyOne’s 2003 Proxy Statement.

ITEM 14.      CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures: Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in internal controls: There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                       8-K

     (a)(1) and (2) and (d) — The response to these portions of Item 15 are submitted as a separate section of this Report beginning on page F-1 of this Report.

     (a)(3) and (c) — An index of Exhibits filed as part of this Report is located beginning on page I-1 of this Report.

     (b) Reports on Form 8-K filed in the Fourth Quarter of 2002:

•	Form 8-K filed on October 15, 2002 filing a press release issued on October 11, 2002, whereby PolyOne announced that third quarter 2002 anticipated earnings before special charges should be within the range of current Thomson First Call estimates when released.
•	Form 8-K filed on November 6, 2002 filing a press release issued on October 30, 2002, whereby PolyOne announced third quarter 2002 earnings.
•	Form 8-K filed on December 4, 2002 filing a press release issued on December 4, 2002, whereby PolyOne announced the sale of its 70% interest in So.F.teR S.p.A.
•	Form 8-K filed on December 18, 2002 filing a press release issued on December 17, 2002, whereby PolyOne reported that it had reduced its earnings outlook for the fourth quarter of 2002.
•	Form 8-K filed on December 23, 2002 filing a press release issued on December 20, 2002, whereby PolyOne reported that it had reached an agreement to sell its 51% interest in Techmer PM, LLC to TPM Holdings LP, which holds the remaining 49% interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

POLYONE CORPORATION

By:	/s/ W. David Wilson
W. David Wilson
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

By:	/s/ Gregory P. Smith
Gregory P. Smith
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 25, 2003.

Signature	Title

/s/ Thomas A. Waltermire	Chairman of the Board, President, Chief Executive
Thomas A. Waltermire	Officer and Director
(Principal Executive Officer)

/s/ W. David Wilson	Vice President and Chief Financial Officer
W. David Wilson	(Authorized Officer and Principal Financial Officer)

/s/ Gregory P. Smith	Corporate Controller and Assistant Treasurer
Gregory P. Smith	(Principal Accounting Officer)

/s/ J. Douglas Campbell	Director
J. Douglas Campbell

/s/ Carol A. Cartwright	Director
Carol A. Cartwright

/s/ Gale Duff-Bloom	Director
Gale Duff-Bloom

/s/ Wayne R. Embry	Director
Wayne R. Embry

/s/ Robert A. Garda	Director
Robert A. Garda

/s/ Gordon D. Harnett	Director
Gordon D. Harnett

/s/ David H. Hoag	Director
David H. Hoag

_______________	Director
D. Larry Moore

/s/ Farah M. Walters	Director
Farah M. Walters

CERTIFICATION

I, Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer of PolyOne Corporation (“registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Thomas A. Waltermire
Thomas A. Waltermire
Chairman of the Board, President
and Chief Executive Officer

CERTIFICATION

I, W. David Wilson, Vice President and Chief Financial Officer of PolyOne Corporation (“registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ W. David Wilson
W. David Wilson
Vice President and Chief
Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1) AND (2) AND (d)

INDEX OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2002

POLYONE CORPORATION

ITEM 15(a)(1) AND (2) AND 15(d)

POLYONE CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of PolyOne Corporation and subsidiaries, included in the Annual Report of the Registrant to its Stockholders for the year ended December 31, 2002, filed as Exhibit 13.1 to this Form 10-K are incorporated herein by reference in Item 8.

Consolidated statements of operations — Years ended December 31, 2002, 2001 and 2000.
Consolidated balance sheets — December 31, 2002 and 2001.
Consolidated statements of cash flows — Years ended December 31, 2002, 2001 and 2000.
Consolidated statements of shareholders’ equity — Years ended December 31, 2002, 2001 and 2000.
Notes to consolidated financial statements — December 31, 2002.
Quarterly data (unaudited) — Years ended December 31, 2002 and 2001.
Report of Independent Auditors

The following financial statements of subsidiaries not consolidated and 50% or less owned persons, as required by Item 15(d), is incorporated by reference to Exhibit 13.2 to this Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP as of December 31, 2002 and for each of the three years then ended.

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

SCHEDULE II

POLYONE CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in millions)

	Balance at	Charged to	Charged to					Balance at
	Beginning	Costs and	Other	Other		Other		End of
	of Period	Expenses	Accounts (C)	Deductions		Additions		Period

Year ended December 31, 2002
Reserves for doubtful accounts	$9.5	$7.3	$—	$(4.5	)(A)	$—		$12.3
Accrued liabilities for environmental matters	56.2	3.7	(0.7)	(6.9	)(B)	—		52.3
Year ended December 31, 2001
Reserves for doubtful accounts	$9.8	$4.7	$—	$(5.0	)(A)	$—		$9.5
Accrued liabilities for environmental matters	58.4	3.9	0.1	(6.2	)(B)	—		56.2
Year ended December 31, 2000
Reserves for doubtful accounts	$3.8	$5.0	$—	$(5.6	)(A)	$6.6	(D)	$9.8
Accrued liabilities for environmental matters	44.1	2.2	0.3	(2.3	)(B)	14.1	(D)	58.4

Notes:
(A) — Accounts charged off (for 2002 also includes divestiture of allowance for So.F.teR S.p.A. of $0.5 million).
(B) — Represents cash payments during the year.
(C) — Translation adjustments.
(D) — Represents the additional reserves related to consolidation on date of consolidation.

PolyOne Corporation
Index to Exhibits

Exhibit	Description	Filed:

3.1	Articles of Incorporation	(k)

3.2	Regulations	(k)

4.1	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee	(f)

4.2	Indenture dated November 9, 1996 between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes	(d)

4.3	Indenture dated September 15, 1991 between the Company and Ameritrust Company, National Association, Trustee related to the Company’s $150,000,000 aggregate amount of 9.375% Senior Notes due 2003	(c)

4.4	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012	(m)

4.5	Registration Rights Agreement, dated as of April 23, 2002, among the Company and Salomon Smith Barney, Inc. and Deutsche Bank Securities, Inc. as representatives of the purchasers	(m)

10.1 +	Long-Term Incentive Plan, as amended and restated	(a)

10.2 +	Incentive Stock Plan, as amended and restated through August 31, 2000	(k)

10.3 +	1995 Incentive Stock Plan, as amended and restated through August 31, 2000	(k)

10.4 +	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000	(k)

10.5 +	1999 Incentive Stock Plan, as amended and restated through August 31, 2000	(k)

10.6 +	2000 Stock Incentive Plan	(j)

10.7 +	Benefit Restoration Plan (Section 415)	(f)

10.8 +	Benefit Restoration Plan (Section 401(a)(17))	(f)

Exhibit	Description	Filed:

10.9a +	Senior Executive PolyOne Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)	(k)

10.9b +	Strategic Improvement Incentive Plan Overview and Form of Award	(l)

10.10 +	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended	(k)

10.11a +	Form of Management Continuity Agreement	(k)

10.11b +	Schedule of Executives with Management Continuity Agreements	*

10.12a	U.S. $85 million Fourth Amended and Restated Trade Receivables Purchase and Sale Agreement, dated May 28, 1999 among The Geon Company, CIESCO, L.P., Corporate Receivables Corporation and Citicorp North America, Inc. as Agent	(l)

10.12b	U.S. $85 million Third Amended and Restated Parallel Purchase Commitment dated as of May 28, 1999 among The Geon Company, the Banks Named therein and Citicorp North America, N.A., as agent	(l)

10.12c	Letter Amendment No. 4, dated as of March 14, 2001, among the Company, the Investors, the Banks, and Citicorp North America, Inc. as agent, amending Exhibits 10.12a and 10.12b by, inter alia, increasing the Commitment thereunder to $200 million	(l)

10.12d	Letter Amendment No. 5, dated as of June 22, 2001, among the Company, the Investors, the Banks, and Citicorp North America, Inc. as agent, amending Exhibits 10.12a and 10.12b by, inter alia, increasing the Commitment thereunder to $250 million	(n)

10.12e	U.S. $250 million Fifth Amended and Restated Trade Receivables Purchase and Sale Agreement, dated April 10, 2002, among PolyOne Funding Corporation, the Company, CIESCO, L.P., Corporate Receivables Corporation and Citicorp North America, Inc., as agent	(n)

10.13	Intentionally omitted.

10.14	Amended and Restated Instrument Guaranty dated as of December 19, 1996	(f)

10.15	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company	(f)

Exhibit	Description	Filed:

10.16	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993	(f)

10.17a	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.	(e)

10.17b	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)	(g)

10.17c	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)	(g)

10.18	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company	(e)

10.19	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand	(e)

10.20	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997	(g)

10.21	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Company	(h)

10.22	Limited Partnership Agreement of Oxy Vinyls, LP	(i)

10.23	Asset Contributions Agreement — PVC Partnership (Geon)	(i)

10.24	Parent Agreement (Oxy Vinyls, LP)	(i)

10.25	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement	(i)

10.26a	Amendment, Waiver and Consent No. 4, dated as of March 28, 2002, to the $200 million Five-Year Credit Agreement dated as of October 30, 2000, among the Company, Citicorp USA, Inc. and the other banks signatory thereto	(l)

10.26b	$200 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA and the other banks signatory thereto, as amended and restated as of March 28, 2002	(l)

Exhibit	Description	Filed:

10.26c	Waiver and Amendment No. 1, dated as of December 26, 2002, to the $200 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA and the other banks signatory thereto, as amended and restated as of March 28, 2002	*

13.1	Annual Report to Shareholders for the Year Ended December 31, 2002	*

13.2	Audited Financial Statements of Oxy Vinyls, LP	*

21	Subsidiaries	*

23.1	Consent of Independent Auditors — Ernst & Young LLP	*

23.2	Consent of Independent Auditors — KPMG LLP	*

23.3	Information Regarding Consent of Arthur Andersen LLP	*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer	*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer	*

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

*	Filed herewith

(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.

(b)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form 8-K dated September 12, 1991, SEC File No. 1-05222.

(c)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 dated September 18, 1991, SEC File No. 1-05222.

(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.

(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.

(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.

(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.

(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.

(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.

(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to Form S-4 Registration Statement No. 333-37344, dated July 31, 2000.

(k)	Incorporated by reference to the corresponding Exhibit filed with the PolyOne Corporation’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.

(l)	Incorporated by reference to the corresponding Exhibit filed with PolyOne Corporation’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091.

(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.

(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2002, SEC File No. 1-16091.