Form 10-Q
period 2003-03-31
POLYONE CORP
filed 2003-05-15
CIK 1122976

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

FOR QUARTERLY PERIOD ENDED MARCH 31, 2003.  COMMISSION FILE NUMBER 1-16091.



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

                                Yes  X    No
                                    ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  X    No
                                    ---      ---

As of May 14, 2003, there were 91,708,962 common shares outstanding.

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In millions, except per share data)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                     2003             2002
                                                                                                 ----------       ----------

Sales                                                                                            $    645.5       $    596.3

Operating costs and expenses:
   Cost of sales                                                                                      552.1            490.1
   Selling and administrative                                                                          71.8             79.4
   Depreciation and amortization                                                                       18.5             17.8
Employee separation and plant phase-out                                                                24.9              0.9
Loss on divestiture of equity investment                                                                  -              1.5
(Income) loss from equity affiliates and minority interest                                             (5.6)             2.2
                                                                                                 ----------       ----------
Operating income (loss)                                                                               (16.2)             4.4

Interest expense                                                                                      (12.5)            (8.5)
Interest income                                                                                         0.2              0.2
Other expense, net                                                                                     (3.1)            (2.6)
                                                                                                 ----------       ----------
Loss before income taxes, discontinued operations and cumulative effect of change in
   accounting                                                                                         (31.6)            (6.5)

Income tax benefit                                                                                     12.3              2.6
                                                                                                 ----------       ----------

Loss before discontinued operations and cumulative effect of change in accounting                     (19.3)            (3.9)

Discontinued operations:
   Income from operations, net of income taxes                                                            -              0.3

Cumulative effect of a change in goodwill accounting,
   net of income tax benefit of $1.0 million                                                              -            (53.7)
                                                                                                 ----------       ----------

Net loss                                                                                         $    (19.3)      $    (57.3)
                                                                                                 ==========       ==========

Loss per share of common stock:
   Basic loss per share before discontinued operations and effect of change in accounting        $     (.21)      $     (.04)
   Discontinued operations                                                                                -                -
   Cumulative effect of a change in accounting                                                            -             (.60)
                                                                                                 ----------       ----------
   Basic loss per share                                                                          $     (.21)      $     (.64)
                                                                                                 ==========       ==========

   Diluted loss per share before discontinued operations and effect of change in
      accounting                                                                                 $     (.21)      $     (.04)
   Discontinued operations                                                                                -                -
   Cumulative effect of a change in accounting                                                            -             (.60)
                                                                                                 ----------       ----------
   Diluted loss per share                                                                        $     (.21)      $     (.64)
                                                                                                 ==========       ==========

Weighted average shares used to compute earnings per share:
   Basic                                                                                               90.9             90.0
   Diluted                                                                                             90.9             90.0

Dividends paid per share of common stock                                                           $      -       $    .0625

    See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (In millions)

                                                                    March 31,     December 31,
                                                                      2003            2002
                                                                    --------        --------

ASSETS
Current assets:
   Cash and cash equivalents                                        $   50.3        $   41.4
   Accounts receivable, net                                            204.5           164.3
   Inventories                                                         289.7           253.7
   Deferred income tax assets                                           41.9            42.1
   Other current assets                                                 16.1            12.7
                                                                    --------        --------
     Total current assets                                              602.5           514.2
Property, net                                                          672.7           682.1
Investment in equity affiliates                                        256.8           271.8
Goodwill, net                                                          444.1           444.0
Other intangible assets, net                                            31.8            32.8
Other non-current assets                                                51.8            52.6
                                                                    --------        --------
     Total assets                                                   $2,059.7        $1,997.5
                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank debt                                             $   36.2        $    0.7
   Accounts payable                                                    299.4           242.0
   Accrued expenses                                                    138.8           160.2
   Current portion of long-term debt                                    91.0            91.0
                                                                    --------        --------
     Total current liabilities                                         565.4           493.9
Long-term debt                                                         498.4           492.2
Deferred income tax liabilities                                         23.8            39.0
Post-retirement benefits other than pensions                           123.0           122.5
Other non-current liabilities, including pensions                      267.2           261.2
Minority interest in consolidated subsidiaries                           9.2             9.0
                                                                    --------        --------
     Total liabilities                                               1,487.0         1,417.8
Shareholders' equity:
   Preferred stock, 40.0 shares authorized, no shares issued               -               -
   Common stock, $.01 par, 400.0 shares authorized, 122.2
     shares issued at March 31, 2003 and December 31, 2002               1.2             1.2
   Other shareholders' equity                                          571.5           578.5
                                                                    --------        --------
     Total shareholders' equity                                        572.7           579.7
                                                                    --------        --------
     Total liabilities and shareholders' equity                     $2,059.7        $1,997.5
                                                                    ========        ========



    See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In millions)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   2003            2002
                                                                                  -------         -------

OPERATING ACTIVITIES
   Net loss                                                                       $ (19.3)        $ (57.3)
     Cumulative effect of a change in accounting                                        -            53.7
     Income from discontinued operations                                                -            (0.3)
                                                                                  -------         -------
   Loss from continuing operations                                                  (19.3)           (3.9)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Employee separation and plant phase-out charges                               24.9             0.9
       Cash payments on employee separation and plant phase-out                     (12.0)           (4.0)
       Depreciation and amortization                                                 18.5            17.8
       Unrealized currency (gains) losses                                            (6.2)            0.8
       Loss on sale of equity affiliate                                                 -             1.5
       Companies carried at equity and minority interest:
         (Income) loss from equity affiliates                                        (6.0)            2.0
         Minority interest expense                                                    0.4             0.2
         Dividends and distributions received                                         1.0             0.3
       Change in assets and liabilities:
         Operating working capital:
           Accounts receivable                                                      (37.7)          (69.5)
           Inventories                                                              (34.1)          (16.8)
           Accounts payable                                                          56.2            22.7
         Accrued expenses and other                                                 (20.3)           17.3
                                                                                  -------         -------
NET CASH USED BY OPERATING ACTIVITIES FOR CONTINUING OPERATIONS                     (34.6)          (30.7)

INVESTING ACTIVITIES
   Capital expenditures                                                              (6.2)          (10.5)
   Return of cash from equity affiliates                                              2.4             0.5
   Business acquired, net of cash received                                          (15.8)              -
   Proceeds from sale of assets                                                      22.4               -
                                                                                  -------         -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES FOR CONTINUING OPERATIONS            2.8           (10.0)

FINANCING ACTIVITIES
   Change in short-term debt                                                         35.4            49.1
   Change in long-term debt                                                           6.1            (0.3)
   Net proceeds from the exercise of stock options                                      -             2.7
   Dividends                                                                            -            (5.8)
                                                                                  -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES FOR CONTINUING OPERATIONS                  41.5            45.7

NET CASH USED BY DISCONTINUED OPERATIONS                                                -            (0.1)

Effect of exchange rate on changes on cash                                           (0.8)           (0.6)
                                                                                  -------         -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 8.9             4.3

Cash and cash equivalents at beginning of period                                     41.4            18.2
                                                                                  -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  50.3         $  22.5
                                                                                  =======         =======

    See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (In millions, shares in thousands)

                                                                                                                         Accumulated
                                                Common                                            Common                 Other Non-
                                                Shares                      Additional  Retained  Stock Held  Share      Owner
                                       Common   Held in            Common   Paid-In     Earnings  in          Ownership  Equity
                                       Shares   Treasury  Total    Stock    Capital     (Deficit) Treasury    Trust      Changes
                                       --------------------------------------------------------------------------------------------

BALANCE JANUARY 1, 2002                122,192  31,175    $ 713.4  $  1.2   $ 1,072.7   $ 100.3   $ (350.1)   $ (5.3)    $(105.4)
Non-owner equity changes:
    Net loss                                                (57.3)                        (57.3)
    Translation adjustment                                   (0.3)                                                          (0.3)
                                                         ---------
Total non-owner equity changes                              (57.6)
Stock-based compensation and
    benefits and exercise of options              (175)       3.4                (1.1)                 2.6       1.6         0.3
Adjustment to market value                                    -                   2.3                           (2.3)
Cash dividends                                               (5.8)                         (5.8)
                                       --------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2002                 122,192  31,000    $ 653.4  $  1.2   $ 1,073.9   $  37.2   $ (347.5)   $ (6.0)    $(105.4)
                                       ============================================================================================


BALANCE JANUARY 1, 2003                122,192  30,517    $ 579.7  $  1.2   $ 1,069.5   $  18.7   $ (341.1)   $ (1.8)    $(166.8)
Non-owner equity changes:
    Net loss                                                (19.3)                        (19.3)
    Translation adjustment                                   11.3                                                           11.3
    Net unrealized loss on securities                         0.1                                                            0.1
                                                         ---------
Total non-owner equity changes                               (7.9)
Stock-based compensation and benefits              (35)       0.9                (0.4)                 0.4       0.4         0.5
                                       --------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2003                 122,192  30,482    $ 572.7  $  1.2   $ 1,069.1   $  (0.6)  $ (340.7)   $ (1.4)    $(154.9)
                                       ============================================================================================



    See Accompanying Notes to the Unaudited Condensed Consolidated Financial
                                   Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 of PolyOne Corporation.

In December 2002, PolyOne sold its 70% ownership interest in Softer, a leading Italian compounder of thermoplastic materials, while licensing certain technologies. With the sale, all historical operating results of this business have been reported separately as discontinued operations. The business was previously included within PolyOne's Performance Plastics segment.

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2003.

NOTE B - ACCOUNTING POLICIES

STOCK-BASED COMPENSATION As provided under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," PolyOne has elected to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net loss and loss per share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate computed by the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected share price volatility. Because PolyOne's share options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our share options.


                                                                        Three Months Ended
                                                                             March 31,
                                                                   ------------------------------
(In millions, except per share data)                                   2003             2002
                                                                   -------------    -------------

Net loss, as reported                                               $  (19.3)         $  (57.3)
Deduct: Total stock-based employee compensation expense
    determined under fair value-based method for all awards              1.2               0.8
                                                                   -------------    -------------
Pro forma net loss                                                  $  (20.5)         $  (58.1)
                                                                   =============    =============

Net loss per share:
    Basic and diluted - as reported                                 $   (.21)        $   (.64)
    Basic and diluted - pro forma                                   $   (.22)        $   (.65)

NEW ACCOUNTING PRONOUNCEMENTS The Financial Accounting Standards Board (FASB) has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closing of business activities in a particular location or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

The Financial Accounting Standards Board has issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when a company voluntarily changes to the fair value-based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to employees. As allowed by SFAS No. 123, PolyOne has adopted the disclosure-only provisions of the standard and does not recognize expense for stock options granted to employees.

RECLASSIFICATION Certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

NOTE C - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2003, by business segment are as follows:


                                                   Elastomers &
                                    Performance     Performance
(In millions)                        Plastics        Additives      Distribution       Other           Total
                                   --------------  --------------  --------------- --------------- ---------------

December 31, 2002                  $    329.7      $    111.9      $       1.1     $        1.3    $    444.0
Reversal of business
    combination reserve                  (0.3)              -                -                -          (0.3)
Currency translation                      0.4               -                -                -           0.4
                                   --------------  --------------  --------------- --------------- ---------------

March 31, 2003                     $    329.8      $    111.9      $       1.1     $        1.3    $    444.1
                                   ==============  ==============  =============== =============== ===============

Information regarding PolyOne's other intangible assets follows:

                                                      As of December 31, 2002
                                    Acquisition     Accumulated       Currency
                                       Cost        Amortization     Translation         Net
                                   --------------  --------------  --------------- ---------------
(In millions)

Non-contractual customer
    relationships                  $     16.7      $     (3.0)     $        -      $      13.7
Sales contract                           12.9            (4.1)              -              8.8
Patents, technology and other            15.5            (5.6)            0.4             10.3
                                   --------------  --------------  --------------- ---------------
Total                              $     45.1      $    (12.7)     $      0.4      $      32.8
                                   ==============  ==============  =============== ===============


                                                        As of March 31, 2003
                                    Acquisition     Accumulated       Currency
                                       Cost        Amortization     Translation         Net
                                   --------------  --------------  --------------- ---------------
(In millions)

Non-contractual customer
    relationships                  $     16.7      $     (3.3)     $          -    $         13.4
Sales contract                           12.9            (4.5)                -               8.4
Patents, technology and other            15.5            (6.0)               0.5             10.0
                                   --------------  --------------  --------------- ---------------
Total                              $     45.1      $    (13.8)     $         0.5   $         31.8
                                   ==============  ==============  =============== ===============

Amortization of other intangible assets was $1.1 million for the three-month period ended March 31, 2003 and $1.1 million for the three-month period ended March 31, 2002. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $4.5 million per year.

NOTE D - INVENTORIES
Components of inventories are as follows:

                                                          March 31,       December 31,
(In millions)                                                2003             2002
                                                        ---------------  ---------------

Finished products and in-process inventories            $      186.5     $      159.1
Raw materials and supplies                                     130.0            118.5
                                                        ---------------  ---------------
                                                               316.5            277.6
LIFO Reserve                                                   (26.8)           (23.9)
                                                        ---------------  ---------------
Total Inventories                                       $      289.7     $      253.7
                                                        ===============  ===============

NOTE E - INCOME TAXES
The effective income tax benefit was 39% for the first quarter 2003 compared with a benefit of 40% for the first quarter 2002. The difference in the effective benefits for the quarter is principally due to lower foreign income taxes. The net deferred tax asset as of March 31, 2003 was $18.1 million, which included a deferred tax asset of $109.2 million related to operating loss carryforwards for tax purposes. The tax benefit recorded in the first quarter included a benefit of $15.1 million related to domestic losses because PolyOne is forecasting income for the year 2003 and therefore, no additional valuation allowance is deemed necessary at this time.

NOTE F - INVESTMENT IN EQUITY AFFILIATES
PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the three months ended March 31, 2003 and 2002, and summarized balance sheet information as of March 31, 2003 and December 31, 2002.


                                                                                           Three Months Ended
(In millions)                                                                                  March 31,
                                                                                  ------------------ ------------------
Net sales                                                                         $       413.5      $      278.8

Employee severance and liabilities associated with the temporary idling of a plant            -              (3.1)

Operating income                                                                           17.2               0.1

Partnership income (loss) as reported by OxyVinyls                                         12.7              (1.3)
PolyOne's ownership of OxyVinyls                                                             24%               24%
                                                                                  ------------------ ------------------
PolyOne's proportionate share of OxyVinyls' earnings                                        3.0              (0.3)
Amortization of the difference between PolyOne's investment and its underlying
   share of OxyVinyls' equity                                                               0.2               0.1
                                                                                  ------------------ ------------------

Earnings of equity affiliate recorded by PolyOne                                  $         3.2      $       (0.2)
                                                                                  ================== ==================

(In millions)                                                                         March 31,        December 31,
                                                                                        2003               2002
                                                                                  ------------------ ------------------
Current assets                                                                    $       342.1      $       275.1
Non-current assets                                                                        962.8              979.1
                                                                                  ------------------ ------------------
   Total assets                                                                         1,304.9            1,254.2

Current liabilities                                                                       178.5              164.0
Non-current liabilities                                                                   104.8               81.3
                                                                                  ------------------ ------------------
   Total liabilities                                                                      283.3              245.3
                                                                                  ------------------ ------------------

Partnership capital                                                               $     1,021.6      $     1,008.9
                                                                                  ================== ==================

OxyVinyls' income during the first quarter of 2003 reported above includes a charge of $3.4 million in connection with a change in accounting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." Our proportionate share of the charge was $0.8 million. OxyVinyls' loss during the first quarter of 2002 reported above includes a pre-tax charge of $3.1 million related to employee severance costs and costs associated with the temporary idling of a plant. PolyOne's proportionate share of this charge was $0.7 million.

In April 2003, OxyVinyls exercised its purchase option related to its LaPorte, Texas VCM plant lease for approximately $180 million. As a result, the implementation of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," will have no earnings impact on OxyVinyls.

PolyOne's Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (owned 50%) and Welvic Australia Pty Ltd. (owned 37.4%) equity affiliates. The Performance Plastics segment includes the DH Compounding Company (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. For the one-month period ended January 31, 2003, the Performance Plastics segment included the results for Techmer PM, LLC, an equity affiliate (owned 51%). In January 2003, we sold our unconsolidated equity ownership interest in Techmer. Further, for the two-month period ended February 28, 2002, the Resin and Intermediates segment included the results for Australian Vinyls Corporation, an equity affiliate (owned 37.4%) and the Performance Plastics segment included SPCGeon PTE Limited (owned 50%). In February 2002, Australian Vinyls Corporation was sold and SPCGeon PTE Limited was dissolved. Combined summarized financial information for these equity affiliates is presented below.

                                                        Three Months Ended
                                                            March 31,
(In millions)                                        2003               2002
                                               ------------------ ------------------
   Net sales                                       $  41.7           $   95.2
   Operating income                                    9.4                2.4
   Net income (loss)                                   5.6               (1.7)

NOTE G - EARNINGS PER SHARE COMPUTATION
Weighted average shares outstanding are computed as follows:

                                                                Three Months Ended
(Shares in millions)                                                 March 31,
                                                           ------------------------------
                                                               2003            2002
                                                           --------------  --------------

Weighted-average shares - Basic:
   Weighted-average shares outstanding                           91.5            90.6
   Less unearned portion of restricted stock awards
     included in outstanding shares                              (0.6)           (0.6)
                                                           --------------  --------------
                                                                 90.9            90.0
                                                           ==============  ==============
Weighted-average shares - Diluted:
   Weighted-average shares outstanding - basic                   90.9            90.0
   Plus unearned portion of restricted stock awards
     included in outstanding shares                               -               -
   Plus dilutive impact of stock options                          -               -
                                                           --------------  --------------
                                                                 90.9            90.0
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

PolyOne had excluded all outstanding options from the calculation of diluted loss per share because they would have had an anti-dilutive effect (0.9 million shares in 2002). There was no impact from stock options and stock awards at March 31, 2003.

NOTE H - BUSINESS COMBINATIONS
On August 31, 2000, PolyOne was formed as a result of the consolidation of Geon and Hanna, with Geon as the acquiring entity. As a result of the acquisition of Hanna, PolyOne announced plans to incur employee separation and plant phase-out costs for incremental expenditures to exit and consolidate activities at former Hanna locations, to sever employees involuntarily, and to integrate operating locations and other activities of the newly formed PolyOne.

In 2001, PolyOne announced the closing of 12 former Hanna manufacturing plants. Of the announced sites for closings, nine were in the Performance Plastics business segment and three were in the Elastomers & Performance Additives segment. In 2001, one Performance Plastics and all designated Elastomers & Performance Additives plants were closed. In 2002, five Performance Plastics manufacturing sites closed. In January 2003, PolyOne committed to a refinement to the original 2001 plan and decided to continue operating the remaining facility. Accordingly, in the first quarter of 2003, the reserve of approximately $0.3 million associated with this facility (which relates to an acquired business) was reversed and recognized as a reduction to goodwill of the acquired business. The two remaining facilities are scheduled to be closed by the third quarter of 2003.

The components of the acquisition integration liabilities are as follows:

(In millions, except employee numbers) Employee Separation   Plant Phase-Out Costs
                                       --------------------  -----------------------
                                       Number of              Cash      Asset Write-
                                       Employees    Costs    Closure        Downs        Total
                                       ---------    -----    -------    ------------     -----
Balance at December 31, 2002              159        $5.0     $1.5          $0.3         $6.8
Utilized in 2003                          (15)       (0.9)    (0.6)            -         (1.5)
Reserve reversal                            -        (0.3)       -             -         (0.3)
                                         ----        ----     ----          ----         ----
Balance at March 31, 2003                 144        $3.8     $0.9          $0.3         $5.0
                                         ====        ====     ====          ====         ====


NOTE I - EMPLOYEE SEPARATION AND PLANT PHASE-OUT
PolyOne has undertaken various restructuring initiatives and incurred various employee separation and plant phase-out costs. These costs include severance, employee outplacement, external consulting, lease termination, facility closing and the write-down of the carrying value of plants and equipment. These employee separation and plant phase-out costs have been accrued and recognized as expense in the Consolidated Statements of Operations.

2003 CHARGES Operating income in the first three months of 2003 was reduced by charges of $24.9 million ($15.2 million after tax). Of the 2003 expense, $20.4 million relates to the January 16, 2003 announcement to reduce approximately 400 staff personnel. The costs were for employee separation, which consisted of severance and other employee benefits. The remaining $4.5 million relates to the March 26, 2003 announcement to exit an Engineering Films plant by the end of the second quarter of 2003. Restructuring costs related to the Engineered Films plant are projected to total $6.3 million, of which $2.8 million would be cash closure costs. The first quarter 2003 charge related to the plant was $4.5 million, which primarily related to the impairment of plant and equipment and related exiting costs. See Note L for the breakdown of the first-quarter charge by segment.

2002 CHARGES Operating income in 2002 was reduced by charges of $1.1 million ($0.6 million after tax) for costs associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics segment. The costs were for employee separation, which consisted of severance and other employee benefits. All 43 employees were terminated in 2002.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

(In millions, except employee numbers)            Employee Separation             Plant Phase-Out Costs
                                            -------------------------------  ------------------------------
                                              Number of                          Cash        Asset Write-
                                              Employees          Costs          Closure          Downs           Total
                                            ---------------  --------------  --------------  --------------  --------------
Balance at December 31, 2003                      40         $      13.5     $        1.1    $         -     $      14.6
2003 Charges                                     400                24.9                -              -            24.9
Utilized in 2003                                (392)               (9.6)            (0.9)             -           (10.5)
                                            ---------------  --------------  --------------  --------------  --------------
Balance at March 31, 2003                         48         $      28.8     $        0.2    $         -     $      29.0
                                            ===============  ==============  ==============  ==============  ==============

NOTE J - FINANCING ARRANGEMENTS
On May 6, 2003, we completed a debt refinancing. The refinancing provides the necessary liquidity to repay $87.8 million of senior debt that matures in September 2003, as well as to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this refinancing, we issued $300 million of 10.625% unsecured senior notes that mature in 2010, entered into a new three-year $225 million receivables sale facility and amended and restated our revolving credit facility. The new receivables sale facility replaced our former receivables sale facility. The security that had been extended in February 2003 to our existing senior notes and debentures and our guarantee of the SunBelt notes terminated as part of the debt refinancing. The 10.625% unsecured senior notes rank equally with all of our other senior unsecured indebtedness.

Also on May 6, 2003, we amended and restated our revolving credit facility. As amended and restated, it has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that we may borrow will be limited to 95% of the amount that may be borrowed and secured from time to time under the revolving credit facility without triggering the security provisions of the indentures governing the existing unsecured senior notes and debentures. The amended and restated revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Our obligations under the revolving credit facility are secured by substantially all of our domestic intellectual property and inventory and some of our domestic real property.

Our amended and restated revolving credit facility and our new receivables sale facility require, among other things, that we comply with interest coverage and borrowed debt-to-adjusted EBITDA earnings ratios. Further, our financing arrangements contain various restrictions and limit payments for purposes such as capital expenditures, acquisitions and dividends.

NOTE K - SALE OF ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

(In millions)                                                       March 31,         December 31,
                                                                       2003               2002
                                                                 -----------------  -----------------

Trade accounts receivable                                        $       146.9      $       120.1
Retained interest in securitized accounts receivable                      70.8               56.5
Allowance for doubtful accounts                                          (13.2)             (12.3)
                                                                 -----------------  -----------------

                                                                 $       204.5      $       164.3
                                                                 =================  =================

As of March 31, 2003, PolyOne participated in a receivables sale program that provides liquidity through the sale of certain domestic trade accounts receivable at a cost similar to high-grade commercial paper, as noted above.

Through our former receivables sale facility, we sold undivided interests in certain domestic accounts receivable through PolyOne Funding Corporation (PFC), without recourse, to a third-party financial conduit. PFC is a wholly owned bankruptcy-remote subsidiary. At March 31, 2003, accounts receivable totaling $266.9 million were sold to PFC, and were included as a reduction of trade accounts receivable within accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. Further, at March 31, 2003, PFC had sold undivided interests in accounts receivable totaling $196.1 million to a third-party financial conduit. PolyOne retains an interest in the $70.8 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC to the third-party financial conduit. This interest retained by PolyOne is included in accounts receivable in the PolyOne Condensed Consolidated Balance Sheet at March 31, 2003. The third party financial conduit has a security interest in the unsold accounts receivable held by PFC. PolyOne recorded the net change in the undivided interests sold under our former receivables sale facility as operating cash flows in the Consolidated Statements of Cash Flows.

As of March 31, 2003 the accounts receivable were sold at a discount from the face amount to pay investor yield (generally LIBOR based) on the undivided interests sold to the conduit, for utilization fees (.25% of the undivided interests sold), and for program fees (.50% of the total commitment). The discount from the face amount for accounts receivable sold, net of a servicing fee, for the three months ended March 31, 2003 was $1.3 million and was included in other expense, net, in the Consolidated Statements of Operations.

As part of the May 6, 2003 debt refinancing, previously discussed in Note J, we terminated the former program and entered into a new receivables sale facility. Under the terms of the new facility, we sell our accounts receivable to PFC. PFC in turn sells to certain purchasers an undivided interest in our receivables and realizes proceeds of up to $225.0 million, with the maximum amount of proceeds that PFC may receive under the facility limited to 85% of the then-current amount of our eligible domestic accounts receivable. The new receivables sale facility will also make available up to $50.0 million for the issuance of standby letters of credit, as a sub-limit within the $225 million limit under the facility. Unlike our former receivables sale facility, this new facility does not have termination provisions tied to our senior debt rating.

Under this new arrangement, we receive the proceeds from collection of the receivables after deduction for the aggregate yield payable on the undivided interests in the receivables sold by PFC, a servicer's fee, an unused commitment fee (between 0.5% and 0.75% depending upon the amount of the unused portion of the facility), fees for any outstanding letters of credit, and an administration and monitoring fee ($150,000/annum).

Under this new arrangement, PolyOne continues to service the underlying accounts receivable and we receive a service fee of 1% per annum on the average daily amount of the outstanding interests in our receivables. As payment of the receivables occurs, PFC purchases additional receivables from us. PolyOne, through PFC, retains the risk of credit loss on the receivables and, accordingly the full amount of the allowance for doubtful accounts has been retained in the PolyOne Condensed Consolidated Balance Sheet. The conduit has collection rights to recover payments from the receivables in the designated pool.

NOTE L - SEGMENT INFORMATION
PolyOne operates primarily in four business segments: the Performance Plastics segment, the Elastomers & Performance Additives segment, the Distribution segment, and the Resin and Intermediates segment. Inter-segment sales are accounted for at prices generally approximating those for similar transactions with unaffiliated customers and the elimination of inter-segment sales revenue is included in the "Other" segment. Certain other corporate expenses and eliminations are included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the "Other" segment.

Senior management uses operating income before special items and EBITDA (defined as operating income plus depreciation and amortization) before special items to assess performance and allocate resources to business segments. Senior management believes such metrics are useful in its assessment of the underlying earnings power and operating cash flow of each business segment. EBITDA is a metric used by stock market analysts, financial institutions and investors. Special items include gains and losses associated with specific strategic initiatives such as restructuring or consolidation of operations, gains and losses attributable to divestment of joint ventures, and certain one-time items. Operating income before special items and EBITDA before special items are non-GAAP measures, and may not be comparable to financial performance measures presented by other companies.

(In millions)                                                                                                      ELASTOMERS &
                                                                                               PERFORMANCE         PERFORMANCE
THREE MONTHS ENDED MARCH 31, 2003                                              TOTAL             PLASTICS           ADDITIVES
                                                                              --------         -----------         ------------
Sales to external customers                                                   $  645.5           $  417.4           $   94.0
Inter-segment sales                                                                  -               30.2                  -
                                                                              --------           --------           --------
                                                                              $  645.5           $  447.6           $   94.0
                                                                              ========           ========           ========

Operating income (loss)                                                       $  (16.2)          $  (11.5)          $    0.3
Employee separation and plant phase-out costs                                     24.9               15.4                1.9
Period plant phase-out costs incurred                                              0.9                0.9                  -
Equity affiliate cumulative effect of a change in accounting                       0.8                  -                  -
                                                                              --------           --------           --------
Operating income (loss) before employee separation, plant  phase-out
    costs and equity affiliate change in accounting                               10.4                4.8                2.2
Depreciation and amortization                                                     18.5               14.7                3.1
                                                                              --------           --------           --------
EBITDA before employee separation, plant phase-out costs and equity
    affiliate change in accounting                                            $   28.9           $   19.5           $    5.3
                                                                              ========           ========           ========

Total assets                                                                  $2,059.7           $1,452.6           $  265.5
Capital expenditures                                                          $    6.2           $    5.3           $    0.7


(In millions)
                                                                                                RESIN AND
THREE MONTHS ENDED MARCH 31, 2003                                           DISTRIBUTION      INTERMEDIATES           OTHER
                                                                            ------------      -------------           -----

Sales to external customers                                                   $  134.1          $      -            $      -
Inter-segment sales                                                                1.8                 -               (32.0)
                                                                              --------          --------            --------
                                                                              $  135.9          $      -            $  (32.0)
                                                                              ========          ========            ========

Operating income (loss)                                                       $    2.2          $    3.2            $  (10.4)
Employee separation and plant phase-out costs                                      0.7                 -                6.9
Period plant phase-out costs incurred                                                -                 -                  -
Equity affiliate cumulative effect of a change in accounting                         -               0.8                  -
                                                                              --------          --------            --------
Operating income (loss) before employee separation, plant  phase-out
    costs and equity affiliate change in accounting                                2.9               4.0               (3.5)
Depreciation and amortization                                                      0.4               0.1                0.2
                                                                              --------          --------            --------
EBITDA before employee separation, plant phase-out costs and equity
    affiliate change in accounting                                            $    3.3          $    4.1             $  (3.3)
                                                                              ========          ========            ========

Total assets                                                                  $  164.6          $  234.1             $ (57.1)
Capital expenditures                                                          $    0.2          $      -             $     -




(In millions)                                                                                                          ELASTOMERS &
                                                                                                    PERFORMANCE        PERFORMANCE
THREE MONTHS ENDED MARCH 31, 2002                                                    TOTAL            PLASTICS          ADDITIVES
                                                                                    --------          --------          --------
Sales to external customers                                                         $  596.3          $  386.1          $   91.6
Inter-segment sales                                                                        -              20.6               0.1
                                                                                    --------          --------          --------
                                                                                    $  596.3          $  406.7          $   91.7
                                                                                    ========          ========          ========

Operating income (loss)                                                             $    4.4          $   11.8          $    2.3
Employee separation and plant phase-out costs                                            0.9               0.9                 -
Period plant phase-out costs incurred                                                    0.1               0.1                 -
Plant phase-out accelerated depreciation                                                 0.5               0.5                 -
Restructuring and plant idling costs incurred by equity affiliates*                      0.7                 -                 -
Loss on divestiture of equity investments                                                1.5                 -                 -
                                                                                    --------          --------          --------
Operating income (loss) before employee separation, plant phase-out costs, plant idling costs and loss on equity investment
                                                                                         8.1              13.3               2.3
Depreciation and amortization                                                           17.3              13.4               3.2
                                                                                    --------          --------          --------
EBITDA before employee separation, plant phase-out costs, and loss on
    equity investment                                                               $   25.4          $   26.7          $    5.5
                                                                                    ========          ========          ========
Total assets                                                                        $2,058.5          $1,450.6          $  286.4
Capital expenditures                                                                $   10.5          $    5.9          $    1.4


                                                                                                      RESIN AND
                                                                                  DISTRIBUTION      INTERMEDIATES           OTHER
                                                                                  ------------      -------------           -----
Sales to external customers                                                         $  118.6          $       -           $      -
Inter-segment sales                                                                      1.8                  -              (22.5)
                                                                                    --------           --------           --------
                                                                                    $  120.4          $       -           $  (22.5)
                                                                                    ========           ========           ========

Operating income (loss)                                                             $    1.6          $    (7.5)          $   (3.8)
Employee separation and plant phase-out costs                                              -                  -                  -
Period plant phase-out costs incurred                                                      -                  -                  -
Plant phase-out accelerated depreciation                                                   -                  -                  -
Restructuring and plant idling costs incurred by equity affiliates*                        -                0.7                  -
Loss on divestiture of equity investments                                                  -                1.5                  -
                                                                                    --------           --------           --------
Operating income (loss) before employee separation, plant phase-out costs, plant idling costs and loss on equity investment
                                                                                         1.6               (5.3)              (3.8)
Depreciation and amortization                                                            0.5                  -                0.2
                                                                                    --------           --------           --------
EBITDA before employee separation, plant phase-out costs, and loss on
    equity investment                                                               $    2.1          $    (5.3)          $   (3.6)
                                                                                    ========           ========           ========

Total assets                                                                        $  142.9          $   236.8           $  (58.2)
Capital expenditures                                                                $    0.1          $       -           $    3.1

* 2002 costs include PolyOne's share of OxyVinyls' employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001.

A breakdown of the Performance Plastics segment's sales for the three months ended March 31, 2003 and the changes versus the same period in 2002, by primary product group, is as follows:

                                              Three Months Ended March 31,
                                                      2003 vs. 2002
                                      ----------------------------------------------
                                          2003           2003             2003
                                         Sales $        Sales $      Shipment Lbs.
                                          % of       % Change vs.       % Change
                                          Total          2002           vs. 2002
                                      -------------- --------------  ---------------
North American Plastics
   Compounds and Colors (PC&C):
        Vinyl Compounds                      34%            6%               4%
        Colors and Additives                 11%            6%              13%
        Engineered Materials                  8%            3%              -4%
International PC&C                           24%           40%              28%
Specialty Resin and Formulators              15%            -               -2%
Engineered Films                              8%           -4%               2%
                                      -------------- --------------  ---------------
   Performance Plastics                     100%           10%               5%

NOTE M - COMMITMENTS AND CONTINGENCIES
There are pending or threatened against PolyOne or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. In addition, we have been named in various lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers and their families at plants owned by us or our predecessors or on board ships owned or operated by us or our predecessors. We believe that any liability that may finally be determined should not have a material adverse effect on our consolidated financial position.

PolyOne has accrued for environmental liabilities based upon estimates prepared by our environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $53.6 million at March 31, 2003, represents our best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing, the ultimate remediation alternatives to be undertaken, changes in regulations, new information, and other factors, it is possible that the ultimate costs to be incurred could be in excess of the accrual recorded at March 31, 2003. Our estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to our environmental liabilities is included in Note P to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

In connection with the formation of OxyVinyls, PolyOne has guaranteed $42.3 million of OxyVinyls' borrowings from Occidental Petroleum Corporation. This guarantee terminates when OxyVinyls attains a defined amount of cumulative earnings before income taxes, depreciation and amortization. PolyOne also has guaranteed $91.4 million of SunBelt's outstanding senior secured notes in connection with the construction of the chlor-alkali facility in Macintosh, Alabama. The debt and guarantee thereon mature in 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PolyOne is a leading global polymer services company, which was formed on August 31, 2000 from the consolidation of The Geon Company and M.A. Hanna Company.

Below is a summary of consolidated operating results for the three-month periods ended March 31, 2003 and 2002. Also summarized are the special items included in these periods.

Summary of Consolidated Operating Results

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              -------------------------
(In millions, except per share data)                                            2003             2002
                                                                              --------         --------
Sales                                                                         $  645.5         $  596.3

Operating income (loss)                                                       $  (16.2)        $    4.4

Net loss                                                                      $  (19.3)        $  (57.3)
(Income) from discontinued operations, net of taxes                                  -             (0.3)
Cumulative effect of a change in accounting, net of taxes                            -             53.7
                                                                              --------         --------
Loss before discontinued operations and cumulative effect of a change
   in accounting                                                                (19.3)            (3.9)


Loss per share, diluted                                                       $  (0.21)        $  (0.64)

Loss per share before discontinued operations and cumulative effect of
   a change in accounting                                                     $  (0.21)        $  (0.04)
Per share effect of excluding special costs, increase (1)                     $   0.18         $   0.03

Other data:
   Net cash provided (used) by:
       Operating activities of continuing operations                          $  (34.6)        $  (30.7)
       Investing activities of continuing operations                               2.8            (10.0)
       Financing activities of continuing operations                              41.5             45.7
   EBITDA (2)                                                                 $    2.3         $   22.2
   Reconciliation (2):
       Loss before discontinued operations and cumulative effect of a
           change in accounting                                               $  (19.3)        $   (3.9)
       Income tax benefit                                                        (12.3)            (2.6)
       Interest expense, net                                                      12.3              8.3
       Other expense, net                                                          3.1              2.6
       Depreciation and amortization                                              18.5             17.8
                                                                              --------         --------
       EBITDA                                                                 $    2.3         $   22.2
                                                                              ========         ========


(1) Special items in all years related primarily to restructuring initiatives, the sale of equity investments, and equity affiliate charge for cumulative effect of a change in accounting, and are summarized and explained in the table that follows.
(2) EBITDA is defined as income before discontinued operations and cumulative effect of a change in accounting, income taxes, net interest expense, net other expense and depreciation and amortization expense. EBITDA excludes net other expense because the financing cost of the receivables sale facility is the largest component. EBITDA is a non-GAAP measure and should not be considered an alternative to any other measure of performance in accordance with GAAP. PolyOne presents EBITDA because management believes that EBITDA could be useful for investors in assessing our operating performance and our performance relative to our financial obligations. Additionally, EBITDA is a measure commonly used by financial analysts because of its usefulness in evaluating operating performance. EBITDA, as used by PolyOne, is not necessarily comparable with similarly titled measures of other companies. The table above presents a reconciliation from loss before discontinued operations and cumulative effect of a change in accounting to EBITDA.

Summary of Special Items                                        Three Months Ended
(In millions)                                                        March 31,
                                                           ------------------------------
                                                               2003            2002
                                                           --------------  --------------
Employee separation and plant phase-out cost (1)           $    (24.9)     $     (0.9)

Period plant phase-out costs incurred (2)                        (0.9)           (0.1)
Equity affiliate - employee severance, liabilities
   associated with the temporary idling of a plant and
   cumulative effect of a change in accounting (3)               (0.8)           (0.7)
Loss on divestiture of equity investment (4)                      -              (1.5)
                                                           --------------  --------------
   Subtotal - impact on EBITDA (expense)                        (26.6)           (3.2)

Plant phase-out accelerated depreciation (2)                      -              (0.5)

                                                           --------------  --------------
   Total - impact on operating (expense) and pre-tax
       (expense)                                                (26.6)           (3.7)

Income tax benefit                                               10.4             1.4

                                                           --------------  --------------
Total after-tax (expense) before discontinued operations
   and cumulative effect of a change in accounting         $     (16.2)    $     (2.3)
                                                           ==============  ==============

(1) These costs include severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plants and equipment related to restructuring initiatives. The 2003 expense relates to the January 16, 2003 announcement to reduce approximately 400 staff personnel and the March 26, 2003 announcement to exit an Engineering Films plant. The 2002 expense was associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics business segment.

(2) These are plant phase-out costs associated with the 2001 Geon restructuring initiatives that are to be recognized as period costs versus when the restructuring initiative was approved. In connection with the acquisition of Hanna and resulting formation of PolyOne, management developed several initiatives to capture the strategic value of the combined former Geon and former Hanna businesses. Included in the initiatives was the closing of excess manufacturing capacity of the Elastomers business and establishing centers of manufacturing excellence within the North American Plastics Compounds and Colors operations. This resulted in several announcements in 2001 that former Geon plants and Hanna plants would be closed. The initiatives also included the termination of corporate and other positions at Geon and former Hanna locations. These plans and activities related to the former Geon plants and personnel were finalized and approved during 2001.

(3) The 2003 expense relates to the cumulative effect of a change in accounting upon OxyVinyls' adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." The 2002 costs include PolyOne's share of OxyVinyls' employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001.

(4) Includes the 2002 first quarter loss on our divestiture of our 37.4% investment in the PVC resin operations of Australian Vinyls Corporation and we recognized a loss on the divestiture of the investment.

TOTAL COMPANY REPORTED RESULTS

The weakness in the manufacturing sector of the U.S. economy continued in the first quarter of 2003. The U.S. industrial manufacturing economic index (excluding high technology) for the first quarter of 2003 was slightly below the same quarter in 2002 and the previous quarter. The 2003 first quarter U.S. industrial manufacturing economic index (excluding high technology) was approximately 8% below the peak in the second quarter of 2000.

Europe realized minimal economic growth in the first quarter of 2003 versus a current forecast for the year of approximately 1%. In Asia, 2003 economic growth continues at a strong pace although some forecasts are being revised downward due in part to the SARS illness.

First quarter 2003 sales of $645.5 million were $49.2 million, or 8%, higher than first quarter 2002, representing the first year-over-year quarterly sales increase of over 1% since the U.S. economic slowdown began in the third quarter 2000. All business segments reported sales increases in the first quarter of 2003 compared to the same period a year ago. The International Plastic Compounds and Colors product group within the Performance Plastics segment realized a 40% sales increase in the first quarter 2003, which included the effects of the December 2002 Transcolor acquisition and currency translation. Excluding the effects of the Transcolor acquisition and currency translation, the International Plastic Compounds and Colors product group's sales increase was 6% and for PolyOne in total the sales increase in the first quarter 2003 compared to the first quarter 2002 was 4%.

PolyOne reported an operating loss of $16.2 million for the first quarter 2003, a decrease of $20.6 million over the same period last year. In the first quarter, EBITDA was $2.3 million in 2003 and $22.2 million in 2002. Exceeding the decrease in EBITDA was the 2003 increased costs of special items of $23.4 million between the quarters. The special items in the periods primarily relate to restructuring initiatives, loss on the sale of an equity investment and a change in an equity affiliate's accounting. The 2003 first quarter $3.5 million increase in EBITDA before special items was a result of a $9.4 million increase in the Resin and Intermediates (R&I) business segment, which was partially offset by a $7.2 million decrease in the Performance Plastics business segment. Within PolyOne's consolidated businesses (all business segments excluding R&I), lower product material margins, particularly in vinyl compounds and specialty resins, more than offset benefits from the previously announced strategic value capture initiatives, which included approximately $3 million in selling and administrative cost savings from the staff reductions announced in January 2003 and the incremental margin on increased sales. In comparing the first quarter 2003 versus first quarter 2002, the strategic value capture initiatives are estimated to have contributed $23 million to pre-tax earnings, of which $5 million was from growth efforts and approximately $18 million from cost reduction programs. The largest cost reductions came from the initiatives to restructure our North American manufacturing operations and material sourcing programs.

Interest expense in the first quarter 2003 of $12.5 million increased $4 million compared to the same quarter in 2002. Impacting 2003 interest expense was the second quarter 2002 issuance of $200 million of 8.875% senior debt, net of the debt retired upon issuance, offset by reduced average amounts outstanding under the revolver in 2003 compared to 2002.

The effective income tax rate benefit for the first quarter 2003 was 39% compared with a benefit of 40% for the first quarter 2002. The difference in the effective benefits for the quarter is principally due to lower foreign income taxes.

The first quarter 2003 net loss was $19.3 million versus a net loss of $57.3 million in the first quarter of 2002. The first quarter 2002 net loss included an after-tax charge for the cumulative effect of a change in accounting of $53.7 million and income of $0.3 million from discontinued operations. The first quarter 2003 loss included special charges of $16.2 million compared to the first quarter 2002 charges of $2.3 million.

BUSINESS SEGMENT INFORMATION

Senior management uses operating income before special items and EBITDA before special items to assess performance and allocate resources to business segments. For a reconciliation from operating income to operating income before special items to EBITDA before special items and EBITDA to EBITDA before special items, see the following table. Operating income before special items and EBITDA before special items are non-GAAP measures and should not be considered an alternative to any other measure of performance in accordance with GAAP. Senior management presents operating income before special items and EBITDA before special items when discussing the results of operations of the business segments because senior management believes such measures are useful in assessing the underlying earnings power and operating cash flows of each business segment. Special items include gains and losses associated with the specific strategic initiatives such as restructuring or consolidation of operations, gains and losses attributable to divestment of joint ventures, and certain one-time items. Accordingly, senior management believes that excluding special items provides insight into the underlying results of operations of each of PolyOne's business segments. Operating income before special items and EBITDA before special items may not be comparable to financial performance measures presented by other companies.

(In millions)                                            Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                       2003            2002
                                                      -------         -------
Sales:
     Performance Plastics                             $ 447.6         $ 406.7
     Elastomers & Performance Additives                  94.0            91.7
     Distribution                                       135.9           120.4
     Resin and Intermediates                                -               -
     Other                                              (32.0)          (22.5)
                                                      -------         -------
                                                      $ 645.5         $ 596.3
                                                      =======         =======

EBITDA before special items:
     Performance Plastics                             $  19.5         $  26.7
     Elastomers & Performance Additives                   5.3             5.5
     Distribution                                         3.3             2.1
     Resin and Intermediates                              4.1            (5.3)
     Other                                               (3.3)           (3.6)
                                                      -------         -------
                                                      $  28.9         $  25.4
                                                      =======         =======


Operating income (loss) before special items:
     Performance Plastics                             $   4.8         $  13.3
     Elastomers & Additives                               2.2             2.3
     Distribution                                         2.9             1.6
     Resin and Intermediates                              4.0            (5.3)
     Other                                               (3.5)           (3.8)
                                                      -------         -------
                                                      $  10.4         $   8.1
                                                      =======         =======

Reconciliation:
     Operating income (loss)                          $ (16.2)        $   4.4
     Special items, expense                              26.6             3.7
                                                      -------         -------
        Operating income before special items            10.4             8.1
     Depreciation and amortization                       18.5            17.8
     Accelerated depreciation in special items              -            (0.5)
                                                      -------         -------
        EBITDA before special items                   $  28.9         $  25.4
                                                      =======         =======
     EBITDA                                           $   2.3         $  22.2
     Impact of special items, expense                    26.6             3.2
                                                      -------         -------
        EBITDA before special items                   $  28.9         $  25.4
                                                      =======         =======

COMMENTARY ON BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had first quarter 2003 sales of $447.6 million, an increase of $40.9 million or 10%, over the first quarter 2002. Excluding foreign currency impacts and the Transcolor acquisition, this increase was $15.1 million, or 4%. A breakdown of the 2003 first quarter segment sales, by primary product group, is as follows:

                                              Three Months Ended March 31,
                                                      2003 vs. 2002
                                      ----------------------------------------------
                                          2003           2003             2003
                                         Sales $        Sales $      Shipment Lbs.
                                          % of       % Change vs.       % Change
                                          Total          2002           vs. 2002
                                      -------------- --------------  ---------------
North American Plastics
   Compounds and Colors (PC&C):
        Vinyl Compounds                      34%            6%               4%
        Colors and Additives                 11%            6%              13%
        Engineered Materials                  8%            3%              -4%
International PC&C                           24%           40%              28%
Specialty Resin and Formulators              15%            -               -2%
Engineered Films                              8%           -4%               2%
                                      -------------- --------------  ---------------
   Performance Plastics                     100%           10%               5%

Leading the 2003 first quarter sales growth was the International PC&C product group. The International PC&C group sales increase benefited $10.4 million from the December 2002 acquisition of Transcolor and approximately $15.4 million from favorable Euro to U.S. dollar currency exchange. Before the effects of the Transcolor acquisition and currency translation, the 2003 first quarter International PC&C sales were 6% above the 2002 first quarter. The increased Vinyl Compound sales were primarily due to increased demand in the dry blend and pipe & fittings market and a 2% increase in the average sales price. The North America Colors and Additives sales growth was largely attributable to increased sales of general purpose color products, specifically those sold into the pipe & fittings and film markets. The lower 2003 first quarter sales for Engineered Films was primarily the result of lower automotive sales due to changes in platform programs partially offset by increases in custom films from new products. EBITDA before special items in the first quarter 2003 was $19.5 million, a decrease of $7.2 million compared to the first quarter 2002. The decrease in EBITDA before special items resulted from margin compression in Vinyl Compounds, Specialty Resins and Engineered Films due to the impact of higher PVC resin and VCM costs and was partially offset by the incremental margin on increased sales and lower costs from restructuring initiatives. The first quarter 2003 U.S. industry average PVC resin selling price was approximately 11.5 cents per pound, or nearly 50% above the same period in 2002.

ELASTOMERS & PERFORMANCE ADDITIVES sales were $94.0 million in the first quarter 2003, a $2.3 million increase compared to the same quarter in 2002. In the first quarter 2003 compared to the first quarter 2002, compounding sales increased $3.1 million, primarily due to growth in captive conversion, partially offset by small sales decreases in rolls and performance additives.

EBITDA before special items in the first quarter 2003 was $5.3 million, or $0.2 million below the same quarter in 2002. The incremental margin from increased sales was offset by lower average margins resulting from product mix, competitive price reductions and energy related higher raw material costs.

DISTRIBUTION sales in the first quarter 2003 were $135.9 million, 13% higher than the same quarter in 2002. The sales improvement resulted largely from using our Distribution business segment for small-volume sales of our vinyl compounds instead of relying on a third-party distributor.

EBITDA before special items in the first quarter 2003 was $3.3 million, $1.2 million above first quarter 2002. The 2003 increased EBITDA before special items was primarily due to the incremental margin on higher sales and to lower selling and administrative costs, partially offset by lower material margins. While product selling prices in general have increased, they have not yet kept pace with material cost increases, particularly for commodity resins and vinyl compounds.

RESIN AND INTERMEDIATES EBITDA before special items, consisting of equity income from joint ventures, allocated overhead support cost and costs associated with past operations, was $4.1 million for the first quarter 2003, $9.4 million higher than the first quarter 2002. PolyOne's share of equity earnings before special items in the first quarter 2003 compared to the first quarter 2002 increased from OxyVinyls and SunBelt by $3.5 million and $5.4 million, respectively.

 OxyVinyls first quarter 2003 versus first quarter 2002 earnings benefited from higher average industry PVC resin selling prices of approximately 11.5 cents per pound. However, much of the benefit from higher resin selling prices was offset by increased ethylene and chlorine costs. The net result was an increase of approximately 2.5 cents per pound in the average industry spread of resin selling prices over ethylene and chlorine costs. The run-up in higher natural gas costs in the first quarter 2003, which averaged $3.85 per million BTU's above the same quarter in 2002, offset a portion of the improved resin spread. The SunBelt earnings improvement was primarily driven by an increase in the selling price of chlorine of approximately $180 per ton in the first quarter 2003 versus the same period a year ago.

OTHER consists primarily of corporate governance costs that are not allocated to business segments and inter-segment profit elimination. EBITDA before special items was an expense of $3.3 million in the first quarter 2003 compared to $3.6 million of expense in the same quarter of 2002.

CASH FLOWS

For the first three months of 2003, operating activities utilized $34.6 million of cash, driven by a seasonal increase in sales that resulted in a $57.8 million increase in commercial working capital (trade accounts receivable before receivables sold, FIFO inventories and accounts payable) and by cash restructuring costs of $12.0 million. Also providing cash was $36.2 million increase in the level of receivables sold during the quarter.

Investing activities for the first three months of 2003 provided $2.8 million, consisting primarily of the proceeds from the sale of an equity affiliate, offset by capital expenditures and the final funding related to the acquisition of Transcolor.

Cash provided by financing activities during the first three months of 2003 was $41.5 million primarily reflecting borrowings made on the revolving credit facility. No dividends were paid in the first quarter 2003.

CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2003, we had existing facilities to access capital resources (former receivables sale facility, revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $966 million. As of March 31, 2003, we had utilized approximately $822 million of these facilities (long-term debt of $589.3 million, short-term debt of $36.1 million, capital leases of $0.2 million and receivables sold of $196.1 million), including $571.1 million of senior unsecured notes and debentures, of which $87.8 million is payable in September 2003 and, therefore, is classified as a current liability.

Of the capital resource facilities available to us as of March 31, 2002, only the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture. The former receivables sale facility did not constitute debt under our senior unsecured notes and debentures. As of March 31, 2003, we had guaranteed unconsolidated equity affiliate debt of $91.4 million for SunBelt and $42.3 million for OxyVinyls. The OxyVinyls guarantee is expected to expire in the second quarter 2003.

On May 6, 2003, we completed a debt refinancing. The refinancing provides the necessary liquidity to repay $87.8 million of senior debt that matures in September 2003, as well as to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, we issued $300 million of 10.625% unsecured senior notes, entered into a new three-year $225 million receivables sale facility and amended and restated our revolving credit facility. The new receivables sale facility replaced our former receivables sale facility. The security that had been extended in February 2003 to our existing senior notes and debentures and our guarantee of the SunBelt notes terminated as part of the debt refinancing. The 10.625% unsecured senior notes rank equally with all of our other senior unsecured indebtedness.

On May 6, 2003, we amended and restated our revolving credit facility. As amended and restated, it has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that we may borrow will be limited to 95% of the amount that may be borrowed and secured from time to time under the revolving credit facility without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures. The amended and restated revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Our obligations under the revolving credit facility are secured by substantially all of our domestic intellectual property and inventory and some of our domestic real property.

Our amended and restated revolving credit facility and our new receivables sale facility require, among other things, that we comply with interest coverage and borrowed debt-to-adjusted EBITDA earnings ratios. Further, our financing arrangements limit payments for purposes such as capital expenditures, acquisitions and dividends. The following table summarizes the defined financial covenant ratios for the remainder of 2003 under the amended and restated revolving credit facility and the new receivables sale facility:


                                                        Borrowed
                                                         Debt-to
                                      Interest          Adjusted
                                   Coverage Ratio     EBITDA Ratio
                                     (Minimum)          (Maximum)
                                   --------------     ------------
Agreement compliance
   Second quarter of 2003               None               None
   Third quarter of 2003                1.00              11.00
   Fourth quarter of 2003               1.00               9.00


On May 6, 2003, we terminated our former receivables sale facility and entered into a new receivables sale facility. Under the terms of the agreement governing the new facility, we are allowed to sell accounts receivable and realize proceeds of up to $225.0 million. However, the maximum amount of proceeds that we may receive is limited to 85% of the amount of eligible domestic accounts receivable sold. The new receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit. Although our former receivables sale facility contained a provision that would allow the purchasers of the accounts receivable to terminate the facility if our senior debt ratings fell below specified levels, the new receivables sale facility does not contain such a provision.

The effective available funds under the new or revised facilities can vary, depending on the level of qualified receivables outstanding, and debt-related financial ratios. As of May 6, 2003, after giving effect to the completed debt refinancing and related uses of proceeds in May 2003, approximately $130 million of the existing capital resource facilities were available and not yet drawn.

The realization of profitable operations will be important to (1) maintaining the existing levels of available capital resources, (2) executing our announced restructuring initiatives, and (3) repaying and/or refinancing any existing obligations as they come due. In 2002, EBITDA was $111.4 million and special items included in EBITDA were expense of $12.2 million. Together, EBITDA and special items totaled approximately $124 million. In the first quarter of 2003, EBITDA was $2.3 million and special items included in EBITDA were expense of $26.6 million. Together, EBITDA and special items totaled $28.9 million, or $3.5 million above the comparable amount for the first quarter of 2002. The value capture initiatives and the 2003 reduction in selling and administrative costs, net of 2003 estimated specific program cost increases, are projected to increase the 2003 cash flow of operations by between $57 million and $77 million. EBITDA must cover expenditures for financing costs (interest expense and discount on sale of accounts receivable, which are projected to be approximately $72 million in 2003), spending associated with restructuring, capital expenditures and cash to fund sales growth through increased working capital requirements. Cash spending for the previously announced restructuring programs (North American Plastic Compounds and Colors manufacturing improvements, business unit initiatives and the recent selling and administrative cost-reduction program) are projected to be between $40 million and $45 million for 2003. Additionally, on March 26, 2003, we announced that we intend to exit our Yerington, Nevada Engineered Films plant. If we are unable to quickly sell this plant, our plant closure costs are projected to be approximately $2.7 million. Capital expenditures for 2003 are projected to be approximately $50 million. In December 2002, we announced that we would discontinue the payment of dividends commencing in the first quarter of 2003.

We currently estimate minimum funding requirements for our qualified defined benefit pension plans of approximately $1 million in 2003 and $5 million in 2004. Market asset performance in 2003 will impact the final minimum funding requirements in 2005. As of December 31, 2002, we decreased by 25 basis points our assumption regarding the long-term rate of return on pension assets to 8.75%. An 8.75% return on assets in 2003, combined with the minimum contributions required in 2003 and 2004, would produce a projected minimum funding requirement by September 15, 2005 of approximately $45 million (each 1% return on asset variance in 2003 from 8.75% impacts the 2005 minimum funding by approximately $1 million). However, we intend to continue funding in excess of the minimum required for the qualified defined benefit pension plans during calendar 2003 and 2004, which would reduce any otherwise required funding by September 15, 2005.

Based on our current projected operations, our management believes that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures, and that cash flow that we generate from operations, along with borrowing capacity under our revised revolving credit facility and our new receivables sale facility, will be adequate to fund our operations and meet our debt service requirements for the foreseeable future.

ACCOUNTING POLICIES AND ESTIMATES

Note C of the 2002 Annual Consolidated Financial Statements contains a summary of PolyOne's accounting policies and commentary on the nature of estimates made in the preparation of the financial statements. Following is a description of important management judgments relating to the PolyOne 2002 Annual Consolidated Financial Statements and the Quarterly Condensed Consolidated Financial Statements for the three-month period ended March 31, 2003 (Unaudited).

ENVIRONMENTAL ACCRUED LIABILITY. PolyOne has accrued $53.6 million to cover future environmental remediation expenditures, and believes none of these matters, either individually or in the aggregate, should have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents PolyOne's best estimate of the remaining probable remediation costs based upon information and technology currently available. For additional discussion, refer to Note P to the Annual Consolidated Financial Statements and to Note M to the Quarterly Condensed Consolidated Financial Statements.

RESTRUCTURING COSTS. In 2001, PolyOne announced several manufacturing improvements and restructuring plans to close 17 U.S. and Canadian facilities. As of December 31, 2002, all but four of these facilities had been closed. In January 2003, we decided to continue operating the fourth facility. Accordingly, in the first quarter of 2003, the reserve of approximately $0.3 million associated with this facility (which relates to an acquired business) was reversed and recognized as a reduction to goodwill of the acquired business. The three remaining facilities are projected to cease operations by mid-2003. As of March 31, 2003, an accrued liability of $34.0 million existed for future employee severance and plant closing costs. In addition, as of March 31, 2002, the net property carrying value to be realized for the plants closed or to be closed was $10.8 million (some assets will be transferred to other locations as production ceases).

EQUITY INVESTMENT. In December 2001, OxyVinyls, of which PolyOne owns 24% interest, announced the temporary idling of its Deer Park, Texas, chlor-alkali plant due to low industry capacity utilization and low product market selling prices. As of December 31, 2001, OxyVinyls had accrued $13.8 million for future employee severance and liabilities associated with the temporary idling of the Deer Park plant. In 2002, OxyVinyls recognized an additional $2.2 million of expense associated with the temporary plant idling, plus an additional expense of $17.0 million in the third quarter related to the permanent closing of specific production assets included in the idled plant. The permanent closing costs included $14.5 million for the impairment of the fixed assets as well as $2.5 million for decommissioning costs. As of March 31, 2003, OxyVinyls had a remaining accrual of $3.1 million for future employee severance liabilities and decommissioning costs. The plant had a net property carrying value by OxyVinyls at March 31, 2003 of approximately $120.7 million, which is anticipated to be realized through future operations upon the restart of the plant. Although chlorine demand in all major market segments increased steadily in 2002, particularly vinyl chloride monomer (VCM), domestic demand for co-product caustic soda was flat year over year and exports from the U.S. declined. In the first quarter of 2003, selling prices of chlorine remained generally in line with the previous quarter while caustic soda selling prices increased modestly from historically low levels. OxyVinyls will maintain the Deer Park chlor-alkali plant in a standby mode pending further strengthening in overall economic conditions and improved demand for caustic soda.

GOODWILL. As of March 31, 2003, PolyOne's recorded goodwill totaled $444.1 million. During the first quarter of 2003, we recorded a reduction to goodwill of $0.3 million for the reversal of a business combination reserve associated with a facility no longer being closed. This reduction was offset by an increase to goodwill due to currency translation. We intend to complete our 2003 annual impairment test for goodwill during the third quarter of 2003.

DEFERRED TAX BENEFIT FOR OPERATING LOSS CARRYFORWARDS. As of March 31, 2003, PolyOne had a net deferred tax asset of $18.1 million, which included a deferred tax asset of $109.2 million for operating loss carryforwards for tax purposes. The tax benefit recorded in the first quarter included a benefit of $15.1 million related to domestic losses because PolyOne is forecasting income for the year 2003 and therefore, no additional valuation allowance is deemed necessary at this time. The operating loss carryforwards are expected to be utilized against future earnings, thereby reducing taxes that would otherwise be paid. See the discussion in Note R to the Annual Consolidated Financial Statements.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this report on Form 10-Q, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events, and are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate,' "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective changes in raw material costs or product pricing or product demand, future performance or results of current and anticipated market conditions and market strategies, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

     - an inability to achieve or delays in achieving estimated and actual savings related to consolidation and restructuring programs

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

     - changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which we participate

     - fluctuations in raw material prices, quality and supply and in energy prices and supply; in particular, fluctuations outside the normal range of industry cycles

     - production outages or material costs associated with scheduled or unscheduled maintenance programs

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

     - a delay or inability to achieve targeted debt levels through divestitures or other means

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PolyOne is exposed to market risk from changes in foreign currency exchange rates. Information related to this risk and our management of the exposure is included in "Management's Analysis - Consolidated Statements of Cash Flows" in the 2002 Annual Report under the caption "Market Risk Disclosures" included in our Annual Report on Form 10-K. There have been no material changes in the market risk faced by us from December 31, 2002 to March 31, 2003. We have updated the disclosure concerning our financing arrangements, which is included in Note K in this form 10-Q.

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

         (b) Changes in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The following information is being provided under Item 11 of Form 8-K, pursuant to SEC Release Nos. 33-8216; 34-47583 (03/27/03):


         (a) Information specified under 17 C.F.R. 240.104(b):

            (i) The Registrant's retirement savings plans will be subject to blackout periods to allow for the change of administrators.
            (ii) All investment allocations, contribution levels, loan requests, distributions and withdrawals and any other transactions or changes in the participants' individual accounts will be temporarily suspended during the blackout periods.
            (iii) The registrant's common stock is the registrant's equity security subject to the blackout periods, in addition to all other investment options available under the plans.
            (iv)   The blackout periods for the four plans commence on May 24,
                   2003; May 24, 2003; May 27, 2003; and May 30, 2003,
                   respectively, and end on June 30, 2003 for all four plans. Participants in all four plans were advised that May 13, 2003 is the last date on which participant's could change their allocation to the registrant's common stock fund in order for the change to take effect as soon as administratively possible after June 1, 2003.

         (b) To registrant's knowledge, registrant received no notice under section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974 (29 U.S.C. 1021(i)(2)(E)).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
              Exhibit No.
              Under Reg.         Form 10-Q
              S-K, Item 601      Exhibit No.   Description of Exhibit
                  (4)              4.1       Indenture, dated May 6, 2003, by and between PolyOne Corporation, as issuer, and The Bank of New York, as trustee, including the form of
                                             PolyOne's 10 5/8% Senior Notes due May 15, 2010 is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4
                                             as filed with the Securities and Exchange Commission on May 9, 2003
                                             (Reg. No. 333-105125)
                  (10)             10.1      $50 million Five Year Credit Agreement dated October 30, 2000, among
                                             PolyOne Corporation, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of  May 6, 2003
                  (10)             10.2      U.S. $225 million Trade Receivables Purchase Agreement, dated as of
                                             May 6, 2003 among PolyOne Funding Corporation, as the Seller,
                                             PolyOne Corporation, as the Servicer, the Banks and other Financial
                                             Institutions party thereto, as Purchasers, Citicorp USA, Inc. as the
                                             Agent, and National City Commercial Finance, Inc., as the
                                             Syndication Agent
                  (10)             10.3      Registration Rights Agreement, dated as of May 6, 2003, by and among
                                             PolyOne Corporation and Citigroup Global Markets Inc., as
                                             representative of the initial purchasers, is incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4
                                             as filed with the Securities and Exchange Commission on May 9, 2003
                                             (Reg. No. 333-105125)
                  (99)             99.1      Certificate of Thomas A. Waltermire, Chairman of the Board,
                                             President and Chief Executive Officer, pursuant to 18 U.S.C. Section
                                             1350
                  (99)             99.2      Certificate of W. David Wilson, Vice President and Chief Financial
                                             Officer, pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K from January 1, 2003 through March 31,
                  2003:

                  - Form 8-K filed on January 15, 2003 announced a press release dated January 15, 2003, whereby we announced steps to reduce our cost structure, including the elimination of approximately 400 salaried positions.
                  - Form 8-K filed on January 16, 2003 announced a press release dated January 15, 2003, whereby we had completed the funding of our December 19, 2002 acquisition of Transformacion de Pigmentos y Colorantes, S.A. (TRANSCOLOR), a large color concentrates producer operating near Pamplona in northern Spain.
                  - Form 8-K filed on January 31, 2003 announced a press release dated January 30, 2003, whereby we announced our earnings for the 2002 fourth quarter and full year.
                  - Form 8-K filed on February 18, 2003 announced a press release dated February 14, 2003, whereby we announced that we had created an alliance to market electrostatic dissipative compounds for the electronics industry with Noveon, Inc.
                  - Form 8-K filed on March 25, 2003 announced a press release dated March 24, 2003, whereby we announced that we had begun negotiations to replace our existing receivables sale facility following the March 21, 2003 downgrade of our senior debt by Moody's Investor Services.
                  - Form 8-K filed on March 28, 2003 announced a press release dated March 26, 2003, whereby we announced our intention to close our Engineered Films plant in Yerington, Nevada by the end of the second quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2003               POLYONE CORPORATION




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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003


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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003


/s/ W. David Wilson
----------------------------------------
W. David Wilson
Vice President and Chief Financial
Officer

                               POLYONE CORPORATION
                                Index to Exhibits

EXHIBIT     DESCRIPTION

  4.1 Indenture, dated May 6, 2003, by and between PolyOne Corporation, as issuer, and The Bank of New York, as trustee, including the form of PolyOne's 10 5/8% Senior Notes due May 15, 2010 is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 9, 2003 (Reg. No. 333-105125)

  10.1 $50 million Five Year Credit Agreement dated October 30, 2000, among PolyOne Corporation, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003

  10.2 U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003 among PolyOne Funding Corporation, as the Seller, PolyOne Corporation, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc. as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent

  10.3 Registration Rights Agreement, dated as of May 6, 2003, by and among PolyOne Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers, is incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 9, 2003 (Reg. No. 333-105125)

  99.1 Certificate of Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

  99.2 Certificate of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350