Form 10-Q
period 2003-06-30
POLYONE CORP
filed 2003-08-13
CIK 1122976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 ----------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTERLY PERIOD ENDED JUNE 30, 2003. COMMISSION FILE NUMBER 1-16091.

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

                              Yes [X]      No [ ]

As of August 12, 2003, there were 91,721,882 common shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In millions, except per share data)

                                                                             Three Months Ended          Six Months Ended
                                                                                  June 30,                   June 30,
                                                                          -------------------------   -----------------------
                                                                              2003         2002          2003         2002
                                                                          ------------   ----------   ----------   ----------
Sales                                                                     $      650.9   $    670.9   $  1,296.4   $  1,267.2

Operating costs and expenses:
   Cost of sales                                                                 559.4        559.0      1,111.5      1,049.1
   Selling and administrative                                                     70.3         75.9        142.1        155.3
   Depreciation and amortization                                                  18.4         18.6         36.9         36.4
Employee separation and plant phase-out                                            2.1            -         27.0          0.9
Loss on divestiture of equity investment                                             -            -            -          1.5
(Income) from equity affiliates and minority interest                            (10.1)        (4.2)       (15.7)        (2.0)
                                                                          ------------   ----------   ----------   ----------
Operating income (loss)                                                           10.8         21.6         (5.4)        26.0

Interest expense                                                                 (17.3)       (11.3)       (29.8)       (19.8)
Interest income                                                                    0.1          0.3          0.3          0.5
Other expense, net                                                                (3.5)        (1.8)        (6.6)        (4.4)
                                                                          ------------   ----------   ----------   ----------
Income (loss) before income taxes, discontinued operations and
    cumulative effect of a change in accounting                                   (9.9)         8.8        (41.5)         2.3

Income tax (expense) benefit                                                       3.9         (3.5)        16.2         (0.9)
                                                                          ------------   ----------   ----------   ----------
Income (loss) before discontinued operations and cumulative effect of
    change in accounting                                                          (6.0)         5.3        (25.3)         1.4

Discontinued operations:
    Income from operations, net of income taxes                                      -          0.8            -          1.1

Cumulative effect of a change in goodwill accounting,
   net of income tax benefit of $1.0 million                                         -            -            -        (53.7)
                                                                          ------------   ----------   ----------   ----------

Net income (loss)                                                         $       (6.0)  $      6.1   $    (25.3)  $    (51.2)
                                                                          ============   ==========   ==========   ==========

Income (loss) per common share:
   Basic income (loss) per share before discontinued operations and
       effect of change in accounting                                     $       (.07)  $      .06   $     (.28)  $      .02
   Discontinued operations                                                           -          .01            -          .01
   Cumulative effect of a change in accounting                                       -            -            -         (.60)
                                                                          ------------   ----------   ----------   ----------
   Basic income (loss) per share                                          $       (.07)  $      .07   $     (.28)  $     (.57)
                                                                          ============   ==========   ==========   ==========

   Diluted income (loss) per share before discontinued operations and
       effect of change in accounting                                     $       (.07)  $      .06   $     (.28)  $      .02
   Discontinued operations                                                           -          .01            -          .01
   Cumulative effect of a change in accounting                                       -            -            -         (.58)
                                                                          ------------   ----------   ----------   ----------
   Diluted income (loss) per share                                        $       (.07)  $      .07   $     (.28)  $     (.55)
                                                                          ============   ==========   ==========   ==========

Weighted average shares used to compute earnings per share:
   Basic                                                                          91.1         90.3         91.0         90.4
   Diluted                                                                        91.1         92.5         91.0         92.3

Dividends paid per share of common stock                                  $          -   $    .0625   $        -   $    .1250

         See Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (In millions)

                                                                                 June 30,     December 31,
                                                                                   2003           2002
                                                                             --------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $         63.2   $       41.4
   Restricted cash                                                                     53.7              -
   Accounts receivable, net                                                           297.8          164.3
   Inventories                                                                        285.7          253.7
   Deferred income tax assets                                                          42.5           42.1
   Other current assets                                                                26.0           12.7
                                                                             --------------   ------------
     Total current assets                                                             768.9          514.2
Property, net                                                                         667.9          682.1
Investment in equity affiliates                                                       268.6          271.8
Goodwill, net                                                                         444.5          444.0
Other intangible assets, net                                                           31.0           32.8
Other non-current assets                                                               67.6           52.6
                                                                             --------------   ------------
     Total assets                                                            $      2,248.5   $    1,997.5
                                                                             ==============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank debt                                                      $          1.0   $        0.7
   Accounts payable                                                                   269.4          242.0
   Accrued expenses                                                                   126.2          160.2
   Current portion of long-term debt                                                   56.9           91.0
                                                                             --------------   ------------
     Total current liabilities                                                        453.5          493.9
Long-term debt                                                                        796.4          492.2
Deferred income tax liabilities                                                        16.8           39.0
Post-retirement benefits other than pensions                                          122.6          122.5
Other non-current liabilities, including pensions                                     274.4          261.2
Minority interest in consolidated subsidiaries                                          9.5            9.0
                                                                             --------------   ------------
     Total liabilities                                                              1,673.2        1,417.8
Shareholders' equity:
   Preferred stock, 40.0 shares authorized, no shares issued                              -              -
   Common stock, $.01 par, 400.0 shares authorized, 122.2
     shares issued at June 30, 2003 and December 31, 2002                               1.2            1.2
   Other shareholders' equity                                                         574.1          578.5
                                                                             --------------   ------------
     Total shareholders' equity                                                       575.3          579.7
                                                                             --------------   ------------
     Total liabilities and shareholders' equity                              $      2,248.5   $    1,997.5
                                                                             ==============   ============

         See Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In millions)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             -----------------------------
                                                                                  2003            2002
                                                                             --------------   ------------
OPERATING ACTIVITIES
   Net loss                                                                  $        (25.3)  $      (51.2)
     Cumulative effect of a change in accounting                                          -          (53.7)
     Income from discontinued operations                                                  -            1.1
                                                                             --------------   ------------
   Income (loss) from continuing operations                                           (25.3)           1.4
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Employee separation and plant phase-out charges                                 27.0            0.9
       Cash payments on employee separation and plant phase-out                       (23.3)          (7.7)
       Depreciation and amortization                                                   36.9           36.4
       Unrealized currency (gains) losses                                              (6.9)          (3.6)
       Loss on sale of equity affiliate                                                   -            1.5
       Loss on sale of assets                                                           0.2              -
       Companies carried at equity and minority interest:
         (Income) from equity affiliates                                              (16.2)          (2.8)
         Minority interest expense                                                      0.5            0.8
         Dividends and distributions received                                           2.0            3.0
       Deferred income taxes                                                          (24.2)          (1.4)
       Change in assets and liabilities:
         Operating working capital:
           Accounts receivable                                                       (125.1)         (89.3)
           Inventories                                                                (26.0)         (30.7)
           Accounts payable                                                            22.3          (19.6)
         Accrued expenses and other                                                   (13.7)          29.9
                                                                             --------------   ------------
NET CASH USED BY OPERATING ACTIVITIES FOR CONTINUING OPERATIONS                      (171.8)         (81.2)

INVESTING ACTIVITIES
   Capital expenditures                                                               (16.1)         (33.0)
   Increase in restricted cash                                                        (53.7)             -
   Return of cash from equity affiliates                                               (0.1)          (0.5)
   Business acquired, net of cash received                                            (15.8)             -
   Proceeds from sale of assets                                                        22.6            1.1
                                                                             --------------   ------------
NET CASH USED BY INVESTING ACTIVITIES FOR CONTINUING OPERATIONS                       (63.1)         (32.4)

FINANCING ACTIVITIES
   Change in short-term debt                                                          (34.0)          (2.1)
   Change in long-term debt                                                           303.9          155.0
   Debt issuance costs                                                                (14.0)          (4.9)
   Net proceeds from the exercise of stock options                                        -            5.0
   Dividends                                                                              -          (11.2)
                                                                             --------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES FOR CONTINUING OPERATIONS                   255.9          141.8

NET CASH USED BY DISCONTINUED OPERATIONS                                                  -            1.4

Effect of exchange rate on changes on cash                                              0.8           (1.6)
                                                                             --------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  21.8           28.0

Cash and cash equivalents at beginning of period                                       41.4           18.2
                                                                             --------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $         63.2   $       46.2
                                                                             ==============   ============

         See Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (In millions, shares in thousands)

                                                                                                                     Accumulated
                                           Common                                               Common                Other Non-
                                           Shares                      Additional  Retained   Stock Held    Share       Owner
                                 Common   Held in             Common    Paid-In    Earnings       in      Ownership     Equity
                                 Shares   Treasury   Total     Stock    Capital    (Deficit)   Treasury     Trust       Changes
                                ------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2002          122,192    31,175  $  713.4  $   1.2  $  1,072.7  $   100.3  $   (350.1) $    (5.3) $    (105.4)
Non-owner equity changes:
   Net loss                                            (57.3)                          (57.3)
   Translation adjustment                               (0.3)                                                               (0.3)
                                                    --------
Total non-owner equity changes                         (57.6)
Stock-based compensation and
   benefits and exercise of
   options                                    (175)      3.4                 (1.1)                   2.6        1.6          0.3
Adjustment to market value                                 -                  2.3                              (2.3)
Cash dividends                                          (5.8)                           (5.8)
                                ------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2002           122,192    31,000  $  653.4      1.2     1,073.9       37.2      (347.5)      (6.0)      (105.4)
Non-owner equity changes:
   Net loss                                              6.1                             6.1
   Translation adjustment                                8.2                                                                 8.2
                                                    --------
Total non-owner equity changes                          14.3
Stock-based compensation and
   benefits and exercise of
   options                                    (200)      3.0                 (0.9)                   2.5        1.3          0.1
Adjustment to market value                                 -                 (0.3)                              0.3
Cash dividends                                          (5.4)                           (5.4)
                                ------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2002            122,192    30,800  $  665.3  $   1.2  $  1,072.7  $    37.9  $   (345.0) $    (4.4) $     (97.1)
                                ================================================================================================

BALANCE JANUARY 1, 2003          122,192    30,517  $  579.7  $   1.2  $  1,069.5  $    18.7  $   (341.1) $    (1.8) $    (166.8)
Non-owner equity changes:
   Net loss                                            (19.3)                          (19.3)
   Translation adjustment                               11.3                                                                11.3
   Net unrealized loss on
       securities                                        0.1                                                                 0.1
                                                    --------
Total non-owner equity changes                          (7.9)
Stock-based compensation and
   benefits                                    (35)      0.9                 (0.4)                   0.4        0.4          0.5
                                ------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2003           122,192    30,482     572.7      1.2     1,069.1       (0.6)     (340.7)      (1.4)      (154.9)
Non-owner equity changes:
   Net loss                                             (6.0)                           (6.0)
   Translation adjustment                                7.9                                                                 7.9
   Net unrealized loss on
       securities                                          -                                                                   -
                                                    --------
Total non-owner equity changes                           1.9
Adjustment to market value                                 -                  0.1                              (0.1)
Stock-based compensation and
   benefits                                    (23)      0.7                 (0.2)                   0.3        0.3          0.3
                                ------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2003            122,192    30,459  $  575.3  $   1.2  $  1,069.0  $    (6.6) $   (340.4) $    (1.2) $    (146.7)
                                ================================================================================================

         See Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements.

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

Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2003.

NOTE B - ACCOUNTING POLICIES

STOCK-BASED COMPENSATION As provided under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," PolyOne has elected to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an option holder must pay to acquire the stock.

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

                                                           Three Months Ended     Six Months Ended
                                                                June 30,               June 30,
                                                          ------------------------------------------
(In millions, except per share data)                         2003       2002       2003       2002
                                                          ---------   --------   --------   --------
Net income (loss), as reported                              $  (6.0)  $    6.1   $  (25.3)  $  (51.2)
Deduct: Total stock-based employee compensation expense
    determined under fair value-based method for all
    awards                                                      1.3        1.3        2.5        2.1
                                                          ---------   --------   --------   --------
Pro forma net income (loss)                               $    (7.3)  $    4.8   $  (27.8)  $  (53.3)
                                                          =========   ========   ========   ========
Net income (loss) per share:
    Basic - as reported                                   $   (0.07)  $   0.07   $  (0.28)  $  (0.57)
    Basic - pro forma                                         (0.08)      0.06      (0.31)     (0.59)

    Diluted - as reported                                 $   (0.07)  $   0.07   $  (0.28)  $  (0.55)
    Diluted - pro forma                                       (0.08)      0.06      (0.31)     (0.57)

NEW ACCOUNTING PRONOUNCEMENTS In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE's activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 requires disclosures by companies, effective with financial statements issued after January 31, 2003, about the nature, purpose, size and activities of VIEs covered by its provisions, and their maximum exposure to loss. Fin 46 also requires companies to consolidate VIEs created before February 1, 2003, in financial statements for periods beginning after June 15, 2003. We will finalize our assessment related to the adoption of FIN 46 in the third quarter of 2003, however, we currently don't believe the adoption of FIN 46 will have a significant impact on our statement of financial position or net operating results.

PolyOne Funding Corporation, a qualified SPE that purchases certain of the Company's domestic accounts receivable, is excluded from the scope of FIN 46 as it is accounted for in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of this statement is not expected to have a material impact on PolyOne's consolidated financial statements.

RECLASSIFICATION Certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2003, by business segment are as follows:

                                                  Elastomers &
                                    Performance    Performance
(In millions)                        Plastics       Additives     Distribution      Other         Total
                                   ------------   -------------   ------------   -----------   ------------
December 31, 2002                  $      329.7   $       111.9   $        1.1   $       1.3   $    444.0
Reversal of business
    combination reserve                    (0.3)              -              -             -         (0.3)
Currency translation                        1.1               -              -             -          1.1
Other                                      (0.3)              -              -             -         (0.3)
                                   ------------   -------------   ------------   -----------   ----------
June 30, 2003                      $      330.2   $       111.9   $        1.1   $       1.3   $    444.5
                                   ============   ==============  ============   ===========   ==========

Information regarding PolyOne's other intangible assets follows:

                                                     As of December 31, 2002
                                   ---------------------------------------------------------
                                    Acquisition     Accumulated     Currency
(In millions)                          Cost        Amortization    Translation       Net
                                   ------------   -------------   ------------   -----------
Non-contractual customer
    relationships                  $       16.7     $      (3.0)  $          -   $      13.7
Sales contract                             12.9            (4.1)             -           8.8
Patents, technology and other              15.5            (5.6)           0.4          10.3
                                   ------------   -------------   ------------   -----------
Total                              $       45.1     $     (12.7)  $        0.4   $      32.8
                                   ============   =============   ============   ===========

                                                     As of June 30, 2002
                                   ---------------------------------------------------------
                                    Acquisition     Accumulated     Currency
(In millions)                          Cost        Amortization    Translation       Net
                                   ------------   -------------   ------------   -----------
Non-contractual customer
    relationships                  $       16.7   $        (3.6)  $          -   $      13.1
Sales contract                             12.9            (5.0)             -           7.9
Patents, technology and other              15.5            (6.4)           0.9          10.0
                                   ------------   -------------   ------------   -----------
Total                              $       45.1   $       (15.0)  $        0.9   $      31.0
                                   ============   =============   ============   ===========

Amortization of other intangible assets was $1.2 million for the three-month period ended June 30, 2003 and $2.3 million for the six-month period ended June 30, 2003. Amortization of other intangible assets was $1.3 million for the three-month period ended June 30, 2002 and $2.4 million for the six-month period ended June 30, 2002. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $4.5 million per year.

Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires each company to establish an annual measurement date for assessing any impairment of goodwill. PolyOne's annual measurement date is July 1. SFAS No. 142 requires a "phase one" valuation of each reporting unit to determine if its fair value exceeds its book carrying value, thereby resulting in no impairment of goodwill. Where a reporting unit's fair value does not exceed the book carrying value, then a more detailed "phase two" valuation is required to quantify the goodwill impairment.

As of June 30, 2003, PolyOne had recorded goodwill on the balance sheet totaling $444.5 million. Most of the goodwill is associated with three identified reporting units - Plastic Compounds and Colors ($270.5 million), Specialty Resins and Formulators ($59.7 million) and Elastomers and Performance Additives ($111.9 million). We engaged a third party valuation expert to value the three reporting units noted above. The third party valuation expert has issued a report on each noted reporting unit, concluding for each reporting unit that its fair value exceeds its book carrying value. With the issuance of the valuation reports, we have completed the required 2003 "phase one" goodwill impairment assessment and concluded that no impairment has occurred.

NOTE D - INVENTORIES

Components of inventories are as follows:

                                                     June 30,      December 31,
(In millions)                                          2003           2002
                                                  -------------   ------------
Finished products and in-process inventories      $       184.8   $      159.1
Raw materials and supplies                                130.3          118.5
                                                  -------------   ------------
                                                          315.1          277.6
LIFO Reserve                                              (29.4)         (23.9)
                                                  -------------   ------------
Total Inventories                                 $       285.7   $      253.7
                                                  =============   ============

NOTE E - INCOME TAXES

The effective income tax rate benefit on the loss from continuing operations for the second quarter 2003 was 39.4% compared with expense on income from continuing operations of 39.8% for the second quarter 2002. The effective income tax rate benefit on the loss from continuing operations for the first six months of 2003 was 39.0% compared with expense on the income from continuing operations of 39.1% for the same period in 2002.

The tax benefit recorded on domestic losses was $9.0 million in the 2003 second quarter and $24.2 million in the first half of 2003. PolyOne has recognized the 2003 domestic tax benefit after considering its projected full year earnings for 2003 and its ability to generate domestic earnings through the payment of dividends from foreign subsidiaries. A distributon of foreign dividends to the parent company would streamline the foreign subsidiaries cash management and capital structure and have no significant impact on PolyOne's overall liquidity. Any foreign dividends would result in higher recorded income tax expense because of the inability to utilize foreign tax credits.

NOTE F - INVESTMENT IN EQUITY AFFILIATES

PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the six months ended June 30, 2003 and 2002, and summarized balance sheet information as of June 30, 2003 and December 31, 2002.

                                                                       Six Months Ended
                                                                           June 30,
                                                                      -------------------
                          (In millions)                                 2003       2002
                                                                      --------   --------
Net sales                                                             $  840.9   $  636.0

Employee severance and liabilities associated with the temporary
   idling of a plant                                                      (4.0)      (3.7)

Operating income                                                          51.1       26.5

Partnership income as reported by OxyVinyls                               36.5       22.8
PolyOne's ownership of OxyVinyls                                            24%        24%
                                                                      --------  ---------
PolyOne's proportionate share of OxyVinyls' earnings                       8.8        5.5
Amortization of the difference between PolyOne's investment and its
   underlying share of OxyVinyls' equity                                   0.3        0.3
                                                                      --------   --------
Earnings of equity affiliate recorded by PolyOne                      $    9.1   $    5.8
                                                                      ========   ========

                                                                      June 30,  December 31,
    (In millions)                                                       2003         2002
                                                                      --------   ----------
Current assets                                                        $  340.2   $    275.1
Non-current assets                                                     1,460.8        979.1
                                                                      --------   ----------
   Total assets                                                        1,801.0      1,254.2

Current liabilities                                                      132.5        164.0
Non-current liabilities                                                  623.1         81.3
                                                                      --------   ----------
   Total liabilities                                                  $  755.6   $    245.3
                                                                      --------   ----------
Partnership capital                                                   $1,045.4   $  1,008.9
                                                                      ========   ==========

OxyVinyls' income during the first half of 2003 reported above includes a charge of $3.4 million in connection with a change in accounting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," and a charge of $4.0 million for employee severance costs associated with a personnel reduction undertaken by OxyVinyls. Our proportionate share of these charges was $0.8 million for the change in accounting and $1.0 million for the severance costs. OxyVinyls income during the first half of 2002 reported above includes a special, pre-tax charge of $3.7 million, related to employee severance costs and costs associated with the temporary idling of a plant. Our proportionate share of the 2002 special items was $0.8 million.

In April 2003, OxyVinyls exercised its purchase option related to its LaPorte, Texas VCM plant lease for approximately $180 million.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. OxyVinyls adopted the provisions of this Interpretation on April 1, 2003 which resulted in the consolidation of its 50% owned OxyMar VCM joint venture that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, OxyVinyls' assets increased by approximately $373 million, liabilities increased by approximately $399 million and negative minority interest of approximately $27 million. There was no effect on OxyVinyls' net income or partnership capital as a result of the consolidation.

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

                                                       Six Months Ended
                                                           June 30,
                                                    ------------------------
 (In millions)                                         2003        2002
                                                    ---------   ------------
Net sales                                           $    83.0   $ 157.5
Operating income                                         22.3       2.3
Net income (loss)                                        14.3      (5.3)

In July 2003, Welvic Australia Pty Ltd agreed to sell effective September 1, 2003 its net operating assets to Orica Ltd, the other partner in the joint venture with PolyOne. Following the sale of assets, Welvic Australia Pty Ltd will be liquidated. Through the sale of operating assets and liquidation, PolyOne estimates it will realize approximately $2.5 million of cash, which approximates its book carrying value.

NOTE G - EARNINGS PER SHARE COMPUTATION

Weighted average shares outstanding are computed as follows:

                                                              Three Months Ended        Six Months Ended
                                                                    June 30,                June 30,
                                                            ----------------------   ----------------------
(Shares in millions)                                            2003        2002        2003        2002
                                                            -----------  ---------   ----------   ---------
Weighted-average shares - Basic:
   Weighted-average shares outstanding                          91.7        90.9        91.6         91.0
   Less unearned portion of restricted stock awards
     included in outstanding shares                             (0.6)       (0.6)       (0.6)        (0.6)
                                                            --------     -------     -------      -------
                                                                91.1        90.3        91.0         90.4
                                                            ========     =======     =======      =======
Weighted-average shares - Diluted:
   Weighted-average shares outstanding - basic                  91.1        90.3        91.0         90.4
   Plus unearned portion of restricted stock awards
     included in outstanding shares                                -         0.6           -          0.6
   Plus dilutive impact of stock options                           -         1.6           -          1.3
                                                            --------     -------     -------      -------
                                                                91.1        92.5        91.0         92.3
                                                            ========     =======     =======      =======

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income
(loss) available to common shareholders divided by weighted average diluted shares outstanding.

For the three and six months ended June 30, 2003, we excluded all outstanding options from the calculation of diluted loss per share because they would have had an anti-dilutive effect due to our net loss and due to the fact that the exercise prices were greater than the average market price of our common shares for the respective periods.

For the three and six months ended June 30, 2002, the above calculation of the dilutive impact of stock options on the weighted-average shares reflects the impact of the options that had exercise prices that were below the average market price of our common shares for the respective periods. For the three and six months ended June 30, 2002, there were 6.0 million and 6.6 million options outstanding, respectively, that had exercise prices that exceeded the average market price of our common shares and therefore were not included in the calculation.

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

In 2001, PolyOne announced the closing of 12 former Hanna manufacturing plants. Of the announced sites for closings, nine were in the Performance Plastics business segment and three were in the Elastomers & Performance Additives segment. In 2001, one Performance Plastics and all designated Elastomers & Performance Additives plants were closed. In 2002, five Performance Plastics manufacturing sites closed. In January 2003, PolyOne committed to a refinement to the original 2001 plan and decided to continue operating the remaining facility. Accordingly, in the first quarter of 2003, the reserve of approximately $0.3 million associated with this facility (which relates to an acquired business) was reversed and recognized as a reduction to goodwill of the acquired business. The two remaining facilities were closed during the second quarter of 2003.

During the second quarter of 2003, PolyOne adjusted its estimate of the remaining liabilities associated with the consolidation of Geon and Hanna. As a result of the adjustment, net expense of $1.1 million was recorded.

The components of the acquisition integration liabilities are as follows:

                                                  Employee Separation     Plant Phase-Out Costs
                                                 ----------------------   -------------------------
                                                 Number of                   Cash      Asset Write-
(In millions, except employee numbers)           Employees     Costs       Closure        Downs         Total
                                                 ---------   ----------   ----------   ------------   --------
Balance at December 31, 2002                       159       $      5.0   $      1.5     $   0.3      $    6.8
Utilized in 2003                                  (102)            (2.3)        (1.1)        0.5          (2.9)
Goodwill adjustment                                  -             (0.3)           -           -          (0.3)
Expense (income) adjustment                          -             (0.4)         2.0        (0.5)          1.1
                                                 -----       ----------   ----------   ---------      --------
Balance at June 30, 2003                            57       $      2.0   $      2.4     $   0.3      $    4.7
                                                 =====       ==========   ==========   =========      ========

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

2003 CHARGES Operating income in the first half of 2003 was reduced by charges of $25.9 million ($15.8 million after tax). Of the 2003 expense, $20.7 million relates to the January 16, 2003 announcement to reduce approximately 400 staff personnel. The costs were for employee separation, which consisted of severance and other employee benefits. An additional $5.6 million relates to the March 26, 2003 announcement to exit an Engineered Films plant by the end of the second quarter of 2003, which primarily related to the impairment of plant and equipment and related exiting costs. Restructuring costs related to the Engineered Films plant are projected to total $6.3 million, of which $2.8 million would be cash closure costs. In June 2003, the decision was made to close the Fort Worth, Texas color additives plant, for which an expense of $3.5 million was recorded. During the second quarter of 2003, PolyOne adjusted its estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. As a result of the adjustment, net reserves of $4.0 million were reversed. See Note L for the breakdown of the second-quarter and year-to-date charges by segment.

2002 CHARGES Operating income in 2002 was reduced by charges of $1.1 million ($0.6 million after tax) for costs associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics segment. The costs were for employee separation, which consisted of severance and other employee benefits. All 43 employees were terminated in 2002.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

                                                         Employee Separation          Plant Phase-Out Costs
                                                  -------------------------------  ----------------------------
                                                     Number of                          Cash       Asset Write-
(In millions, except employee numbers)               Employees         Costs           Closure         Downs         Total
                                                  ---------------  --------------  --------------  ------------    ----------
Balance at December 31, 2002                            40         $      13.5     $        1.1    $          -    $     14.6
2003 Expense, net                                      531                17.0              1.4             7.5          25.9
Utilized in 2003                                      (494)              (18.7)            (1.2)           (0.1)        (20.0)
                                                  --------         -----------     ------------    ------------    ----------
Balance at June 30, 2003                                77         $      11.8     $        1.3    $        7.4    $     20.5
                                                  ========         ===========     ============    ============    ==========

NOTE J - FINANCING ARRANGEMENTS

On May 6, 2003, we completed a debt refinancing. The refinancing provides the necessary liquidity to repay $87.8 million of senior debt that matures in September 2003, as well as to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this refinancing, we issued $300 million of 10.625% unsecured senior notes that mature in 2010, entered into a new three-year $225 million receivables sale facility and amended and restated our revolving credit facility. The new receivables sale facility replaced our former receivables sale facility. The 10.625% unsecured senior notes rank equally with all of our other senior unsecured indebtedness. The security that had been extended in February 2003 to our existing senior notes and debentures and to our guarantee of the SunBelt notes terminated as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of June 30, 2003, our secured borrowings were not at levels that would trigger the security on the public indentures.

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

Following the debt refinancing in the second quarter of 2003, we purchased and retired approximately $34 million of the unsecured senior debt that matures in September 2003.

Effective June 19, 2003, PolyOne entered into interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. At June 30, 2003, these seven agreements had a net fair value obligation of ($2.6) million. The weighted-average interest rate for these seven agreements was 5.462%.

NOTE K - SALE OF ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                     June 30,       December 31,
(In millions)                                                          2003             2002
                                                                 ---------------   -------------
Trade accounts receivable                                        $         156.9   $       120.1
Retained interest in securitized accounts receivable                       154.1            56.5
Allowance for doubtful accounts                                            (13.2)          (12.3)
                                                                 ---------------   -------------
                                                                 $         297.8   $       164.3
                                                                 ===============   =============

Through May 6, 2003, PolyOne participated in a receivables sale program that provided up to $250 million in liquidity through the sale of certain domestic trade accounts receivable at a cost similar to high-grade commercial paper. As part of the May 6, 2003 debt refinancing, previously discussed in Note J, we terminated the former program and entered into a new receivables sale facility.

Under the terms of the new facility, we continue to sell our accounts receivable to PolyOne Funding Corporation (PFC). PFC is a wholly-owned subsidiary and a qualifying special-purpose entity (QSPE) that is bankruptcy remote and accounted for on an equity basis. At June 30, 2003, accounts receivable totaling $244.1 million were sold by PolyOne to PFC, and are thereby included as a reduction of trade accounts receivable within accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. PFC in turn sells to certain purchasers an undivided interest in our accounts receivable and realizes proceeds of up to $225.0 million, with the maximum amount of proceeds that PFC may receive under the facility currently limited to 85% of the then-current amount of the accounts receivable sold to PFC. At June 30, 2003, PFC had sold undivided interests in accounts receivable totaling $90.0 million. PolyOne retains an interest in the $154.1 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. This interest retained by PolyOne is thereby included in accounts receivable on the PolyOne Condensed Consolidated Balance Sheet at June 30, 2003. The new receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit, as a sub-limit within the $225 million limit under the facility. Unlike our former receivables sale facility, this new facility does not have termination provisions tied to our senior debt rating.

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

Under this new arrangement, PolyOne continues to service the underlying accounts receivable and we receive a service fee of 1% per annum on the average daily amount of the outstanding interests in our receivables. As payment of the receivables occurs, PFC purchases additional receivables from us. PolyOne, through PFC, retains the risk of credit loss on the receivables and, accordingly the full amount of the allowance for doubtful accounts has been retained on the PolyOne Condensed Consolidated Balance Sheet. The purchasers have collection rights to recover accounts receivable payments.

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

                                                                        ELASTOMERS &
(In millions)                                              PERFORMANCE   PERFORMANCE                    RESIN AND
THREE MONTHS ENDED JUNE 30, 2003                TOTAL       PLASTICS     ADDITIVES    DISTRIBUTION   INTERMEDIATES     OTHER
                                             ----------   -----------   -----------   ------------   -------------   ----------
Sales to external customers                  $    650.9   $     431.8   $      87.5   $      131.6   $           -   $        -
Inter-segment sales                                   -          28.7             -            1.5               -        (30.2)
                                             ----------   -----------   -----------   ------------   -------------   ----------
                                             $    650.9   $     460.5   $      87.5      $   133.1   $           -   $    (30.2)
                                             ==========   ===========   ===========   ============   =============   ==========

Operating income (loss)                      $     10.8   $       5.1   $       1.2   $        2.7   $         6.5   $     (4.7)
Employee separation and plant phase-out
   costs                                            2.1           1.9             -            0.1               -          0.1
Period plant phase-out costs incurred               0.3           0.3             -              -               -            -
Employee severance costs incurred by
   equity affiliate                                 1.0             -             -              -             1.0            -
                                             ----------   -----------   -----------   ------------   -------------   ----------
Operating income (loss) before employee
   separation and plant phase-out costs            14.2           7.3           1.2            2.8             7.5         (4.6)
Depreciation and amortization                      18.4          14.7           3.0            0.4               -          0.3
                                             ----------   -----------   -----------   ------------   -------------   ----------
EBITDA before employee separation and
   plant phase-out costs                     $     32.6   $      22.0   $       4.2   $        3.2   $         7.5   $     (4.3)
                                             ==========   ===========   ===========   ============   =============   ==========

Total assets                                 $  2,248.5   $   1,467.7   $     259.6   $      154.9   $       245.2   $    121.1
Capital expenditures                         $      9.9   $       8.6   $       1.0   $        0.1   $           -   $      0.2

                                                                        ELASTOMERS &
(In millions)                                             PERFORMANCE   PERFORMANCE                    RESIN AND
THREE MONTHS ENDED JUNE 30, 2002                TOTAL       PLASTICS     ADDITIVES    DISTRIBUTION   INTERMEDIATES     OTHER
                                             ----------   -----------   -----------   ------------   -------------   ----------
Sales to external customers                  $    670.9   $     439.2   $      95.9   $      135.8   $           -   $        -
Inter-segment sales                                   -          27.1          (0.1)           1.8               -        (28.8)
                                             ----------   -----------   -----------   ------------   -------------   ----------
                                             $    670.9   $     466.3   $      95.8   $      137.6   $           -   $    (28.8)
                                             ==========   ===========   ===========   ============   =============   ==========

Operating income (loss)                      $     21.6   $      17.9   $       4.4   $        4.1   $         0.7   $     (5.5)
Period plant phase-out costs incurred               0.1           0.1             -              -               -            -
Plant phase-out accelerated depreciation            0.5           0.5             -              -               -            -
Restructuring and plant idling costs
   incurred by equity affiliates*                   0.1             -             -              -             0.1            -
                                             ----------   -----------   -----------   ------------   -------------   ----------
Operating income (loss) before plant
   phase-out costs and restructuring and
   plant idling costs incurred by equity
   affiliate                                       22.3          18.5           4.4            4.1             0.8         (5.5)
Depreciation and amortization                      18.1          14.2           3.2            0.5               -          0.2
                                             ----------   -----------   -----------   ------------   -------------   ----------
EBITDA before plant phase-out costs and
   restructuring and plant idling costs
   incurred by equity affiliate              $     40.4   $      32.7   $       7.6   $        4.6   $         0.8   $     (5.3)
                                             ==========   ===========   ===========   ============   =============   ==========

Total assets                                 $  2,154.7   $   1,523.6   $     277.6   $      163.6   $       240.7   $    (50.8)
Capital expenditures                         $     22.5   $      17.2   $       0.9   $        0.2   $           -   $      4.2

* 2002 costs include PolyOne's share of OxyVinyls' employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001.

                                                                            ELASTOMERS &
(In millions)                                                 PERFORMANCE   PERFORMANCE                    RESIN AND
SIX MONTHS ENDED JUNE 30, 2003                     TOTAL        PLASTICS     ADDITIVES    DISTRIBUTION   INTERMEDIATES     OTHER
                                                 ----------   -----------   -----------   ------------   -------------   ----------
Sales to external customers                      $  1,296.4   $     849.2   $     181.5   $      265.7   $           -            -
Inter-segment sales                                       -          58.9             -            3.3               -        (62.2)
                                                 ----------   -----------   -----------   ------------   -------------   ----------
                                                 $  1,296.4   $     908.1   $     181.5          269.0               -        (62.2)
                                                 ==========   ===========   ===========   ============   =============   ==========

Operating income (loss)                          $     (5.4)  $      (6.4)  $       1.5   $        4.9   $         9.7   $    (15.1)
Employee separation and plant phase-out
   costs                                               27.0          17.3           1.9            0.8               -          7.0
Period plant phase-out costs incurred                   1.2           1.2             -              -               -            -
Equity affiliate - employee severance costs
   and cumulative effect of a change in
   accounting                                           1.8             -             -              -             1.8            -
                                                 ----------   -----------   -----------   ------------   -------------   ----------

Operating income (loss) before employee
   separation, plant phase-out costs and
   equity affiliate employee
   severance costs and cumulative effect
   of a change in accounting                           24.6          12.1           3.4            5.7            11.5         (8.1)
Depreciation and amortization                          36.9          29.4           6.1            0.8             0.1          0.5
                                                 ----------   -----------   -----------   ------------   -------------   ----------
EBITDA before employee separation, plant
   phase-out costs and equity affiliate
   employee severance costs and cumulative
   effect of a change in accounting              $     61.5          41.5           9.5            6.5            11.6         (7.6)
                                                 ==========   ===========   ===========   ============   =============   ==========

Capital expenditures                             $     16.1          13.9           1.7            0.3               -          0.2

                                                                        ELASTOMERS
                                                                             &
(In millions)                                             PERFORMANCE   PERFORMANCE                    RESIN AND
SIX MONTHS ENDED JUNE 30, 2002                  TOTAL       PLASTICS     ADDITIVES    DISTRIBUTION   INTERMEDIATES     OTHER
                                             ----------   -----------   -----------   ------------   -------------   ----------
Sales to external customers                  $  1,267.2   $     825.3   $     187.5   $      254.4   $           -   $        -
Inter-segment sales                                   -          47.7             -            3.6               -        (51.3)
                                             ----------   -----------   -----------   ------------   -------------   ----------
                                             $  1,267.2   $     873.0   $     187.5   $      258.0   $           -   $    (51.3)
                                             ==========   ===========   ===========   ============   =============   ==========

Operating income (loss)                      $     26.0   $      29.7   $       6.7   $        5.7   $        (6.8)  $     (9.3)
Employee separation and plant phase-out
   costs                                            0.9           0.9             -              -               -            -
Period plant phase-out costs incurred               0.2           0.2             -              -               -            -
Plant phase-out accelerated depreciation            1.0           1.0             -              -               -            -
Loss on divestiture of equity investments           1.5             -             -              -             1.5            -
Restructuring and plant idling costs
   incurred by equity affiliates*                   0.8             -             -              -             0.8            -
                                             ----------   -----------   -----------   ------------   -------------   ----------
Operating income (loss) before employee
   separation, plant phase-out costs,
   plant idling costs and loss on equity
   investment                                      30.4          31.8           6.7            5.7            (4.5)        (9.3)
Depreciation and amortization                      35.4          27.6           6.4            1.0               -          0.4
                                             ----------   -----------   -----------   ------------   -------------   ----------
EBITDA before employee separation, plant
   phase-out costs, plant idling costs
   and loss on equity investment             $     65.8   $      59.4   $      13.1   $        6.7   $        (4.5)  $     (8.9)
                                             ==========   ===========   ===========   ============   =============   ==========

Capital expenditures                         $     33.0   $      23.1   $       2.3   $        0.3               -          7.3

* 2002 costs include PolyOne's share of OxyVinyls' employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001.

A breakdown of the Performance Plastics segment's sales for the three and six months ended June 30, 2003 and the changes versus the same periods in 2002, by primary product group, is as follows:

                                           Three months ended June 30, 2003             Six months ended June 30, 2003
                                      -----------------------------------------    -----------------------------------------
                                         2003          2003          2003             2003          2003           2003
                                        Sales $       Sales $     Shipment Lbs.      Sales $       Sales $     Shipment Lbs.
                                         % of         % Change      % Change          % of        % Change       % Change
                                         Total        vs. 2002      vs. 2002          Total       vs. 2002       vs. 2002
                                      ---------       --------    -------------    ------------   -----------   ------------
North American Plastics
   Compounds and Colors (PC&C):
        Vinyl Compounds                   36%             -4%         -13%              36%            -            -5%
        Colors and Additives              10%            -13%          -9%              10%           -4%            1%
        Engineered Materials               7%            -17%         -21%               7%           -8%          -13%
International PC&C                        25%             23%          12%              24%           31%           19%
Specialty Resin and Formulators           14%             -7%         -11%              14%           -3%           -7%
Engineered Films                           8%            -12%         -12%               9%           -8%           -5%
                                      ------        --------      -------          -------       -------       -------
   Performance Plastics                  100%             -1%         -12%             100%            4%           -5%

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

PolyOne has accrued for environmental liabilities based upon estimates prepared by our environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $54.7 million at June 30, 2003, represents our best estimate for the remaining remediation costs based upon information and technology currently available. Depending upon the results of future testing, the ultimate remediation alternatives to be undertaken, changes in regulations, new information, and other factors, it is possible that the ultimate costs to be incurred could be in excess of the accrual recorded at June 30, 2003. Our estimate of the liability may be revised as new regulations and technologies are developed or additional information is obtained. Additional information related to our environmental liabilities is included in Note P to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

In connection with the formation of OxyVinyls, PolyOne had guaranteed $42.3 million of OxyVinyls' borrowings from Occidental Petroleum Corporation. This guarantee terminated effective June 30, 2003. PolyOne also has guaranteed $91.4 million of SunBelt's outstanding senior secured notes in connection with a chlor-alkali facility in Macintosh, Alabama. The debt and guarantee thereon mature in 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three and six month periods ended June 30, 2003 and 2002. Also summarized are the special items included in these periods.

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
Summary of Consolidated Operating Results                     -----------------------------   ------------------------------
(In millions, except per share data)                              2003           2002             2003            2002
                                                              -------------  --------------   --------------  --------------
Sales                                                         $       650.9  $        670.9   $      1,296.4  $      1,267.2

Operating income (loss)                                       $        10.8  $         21.6   $         (5.4) $         26.0

Net income (loss)                                             $        (6.0) $          6.1   $        (25.3) $        (51.2)
(Income) from discontinued operations, net of taxes                       -            (0.8)               -            (1.1)
Cumulative effect of a change in accounting, net of taxes                 -               -                -            53.7
                                                              -------------  --------------   --------------  --------------
Income (loss) before discontinued operations and
    cumulative effect of a change in accounting                        (6.0)            5.3            (25.3)            1.4
Income (loss) per share, diluted                              $       (0.07) $         0.07   $        (0.28) $        (0.55)
Income (loss) per share before discontinued operations and
    cumulative effect of a change in accounting               $       (0.07) $         0.06   $        (0.28) $         0.02
Per share effect of excluding special costs, increase (1)     $       (0.03) $            -   $        (0.21) $        (0.03)

Other data:
    Net cash provided (used) by:
        Operating activities for continuing operations        $      (137.2) $        (51.4)  $       (171.8) $        (81.2)
        Investing activities for continuing operations                (65.9)          (22.4)           (63.1)          (32.4)
        Financing activities for continuing operations                214.4            97.0            255.9           141.8
    EBITDA (2)                                                $        29.2  $         40.2   $          1.5  $         62.4
    Reconciliation (2):
        Income (loss) before discontinued operations and
             cumulative effect of a change in accounting      $        (6.0) $          5.3   $        (25.3) $          1.4
        Income tax expense (benefit)                                   (3.9)            3.5            (16.2)            0.9
        Interest expense, net                                          17.2            11.0             29.5            19.3
        Other expense, net                                              3.5             1.8              6.6             4.4
        Depreciation and amortization                                  18.4            18.6             36.9            36.4
                                                              -------------  --------------   --------------  --------------
        EBITDA                                                $        29.2  $         40.2   $         31.5  $         62.4
                                                              =============  ==============   ==============  ==============

(1) Special items in all years related primarily to restructuring initiatives, the loss on sale of business operations and equity investments, and equity affiliate charges for employee severance, liabilities associated with the temporary idling of a plant and cumulative effect of a change in accounting, and are summarized and explained in the table that follows.

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

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
Summary of Special Items                                   ----------------------------  --------------------------
(In millions)                                                  2003           2002           2003           2002
                                                           -----------    -------------  -------------  -----------
Employee separation and plant phase-out cost (1)           $      (2.1)   $           -  $       (27.0) $      (0.9)

Period plant phase-out costs incurred (2)                         (0.3)            (0.1)          (1.2)        (0.2)
Equity affiliate - employee severance, liabilities
   associated with the temporary idling of a plant and
   cumulative effect of a change in accounting (3)                (1.0)            (0.1)          (1.8)        (0.8)
Loss on divestiture of equity investment (4)                         -                -              -         (1.5)
                                                           -----------    -------------  -------------  -----------
   Subtotal - impact on EBITDA (expense)                          (3.4)            (0.2)         (30.0)        (3.4)

Plant phase-out accelerated depreciation (2)                         -             (0.5)             -         (1.0)

                                                           -----------    -------------  -------------  -----------
   Subtotal - impact on operating (expense)                       (3.4)            (0.7)         (30.0)        (4.4)

Loss on sale (5)                                                  (0.2)               -           (0.2)           -

                                                           -----------    -------------  -------------  -----------
   Total - impact on pre tax (expense)                            (3.6)            (0.7)         (30.2)        (4.4)

Income tax benefit                                                 1.3              0.2           11.7          1.6

                                                           -----------    -------------  -------------  -----------
Total after-tax (expense) before discontinued operations
   and cumulative effect of a change in accounting         $      (2.3)   $        (0.5) $       (18.5) $      (2.8)
                                                           ===========    =============  =============  ===========

(1) These costs include severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plants and equipment related to restructuring initiatives. The 2003 expense relates to the January 16, 2003 announcement to reduce approximately 400 staff personnel, the March 26, 2003 announcement to exit an Engineered Films plant, the June 2003 decision to close the Fort Worth plant and the second quarter reversal of restructuring costs provided for in prior years. The 2002 expense was associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics business segment.

(2) These are plant and phase-out costs associated with the 2001 restructuring initiatives associated with former Geon facilities that are to be recognized as period costs versus when the restructuring initiative was approved. In connection with the acquisition of Hanna and resulting formation of PolyOne, management developed several initiatives to capture the strategic value of the combined former
         Geon and former Hanna businesses. Included in the initiatives was the closing of excess manufacturing capacity of the Elastomers business and establishing centers of manufacturing excellence within the North American Plastics Compounds and Colors operations. This resulted in several announcements in 2001 that former Geon plants and Hanna plants would be closed. The initiatives also included the termination of corporate and other positions at Geon and former Hanna locations. These plans and activities related to the former Geon plants and personnel were finalized and approved during 2001.

(3) The second quarter 2003 expense relates to employee severance costs associated with a personnel reduction undertaken by OxyVinyls. In addition, the 2003 first six months expense includes a charge for the cumulative effect of a change in accounting upon OxyVinyls' adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." The 2002 costs include PolyOne's share of OxyVinyls' employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001.

(4) Includes the 2002 first quarter loss on our divestiture of our 37.4% investment in the PVC resin operations of Australian Vinyls Corporation.

(5) This is the loss recorded for the sale of our European vinyl compounding business.

TOTAL COMPANY REPORTED RESULTS

The weakness in the manufacturing sector of the U.S. economy continued in the second quarter of 2003. The Economic Index of U.S. Industrial Production Manufacturing (Excluding Selected High Technology Industries) for the second quarter of 2003 was below the same quarter in 2002 by approximately 2% and below the first quarter of 2003 by approximately 1%. The 2003 second quarter Economic Index of U.S. Industrial Production Manufacturing (Excluding Selected High Technology Industries) was approximately 9% below the peak in the second quarter of 2000.

Europe realized minimal economic growth to-date in 2003, versus a current estimate per the July 2003 Consensus Forecasts of 0.5% for the year 2003. In Asia, 2003 economic growth continues at a pace forecasted as 2.4% for the 2003 year.

Second quarter 2003 sales of $650.9 million were $20 million or 3% lower than second quarter 2002. Each business segment reported sales decreases in the second quarter of 2003 compared to the same period a year ago. The International Plastic Compounds and Colors (PC&C) product group within the Performance Plastics business segment realized a 23% sales increase in the quarter, which included the effects of the December 2002 Transcolor acquisition and currency translation. Excluding the effects of the Transcolor acquisition and currency translation, the International PC&C sales decreased 5%. For the six months ended June 30, 2003, sales were $1,296.4 million, which was $29.2 million, or 2% above the same period in 2002. For the first six months of 2003, Performance Plastics and Distribution both reported sales growth over the same 2002 period. Within Performance Plastics, the International PC&C sales increase of 31% benefited $21.4 million from the December 2002 acquisition of Transcolor and approximately $30 million from favorable Euro-to-U.S. dollar currency exchange. Before the effects of the Transcolor acquisition and currency translation, the 2003 first six months International PC&C sales were flat with the 2002 same period.

PolyOne reported operating income of $10.8 million for the second quarter of 2003, a decrease of $10.8 million over the same period last year. In the second quarter, EBITDA was $29.2 million in 2003 and $40.2 million in 2002. Of the 2003 EBITDA decrease of $11.0 million, special items represented $3.2 million of the change. The special items in both second quarters primarily relate to restructuring initiatives. In addition to previously announced restructuring initiatives, the 2003 second quarter charge reflected the decision to close one additional plant and employee severance costs at our equity affiliate OxyVinyls. The 2003 second quarter $7.8 million decrease in EBITDA before special items was largely the net result of decreases in the Performance Plastics business segment of $10.7 million and Elastomers and Performance Additives of $3.4 million, partially offset by a $6.7 million increase in the Resin & Intermediates (R&I) business segment. Within PolyOne's operating businesses (total Company excluding the R&I segment) the margin associated with lower sales volumes and lower product material margins, particularly in vinyl compounds, specialty resins and engineered films, more than offset benefits from the 2001-2002 strategic value capture initiatives plus approximately $7 million in cost savings from the staff reductions announced in January 2003 and favorable currency translation of approximately $1.5 million. In comparing the second quarter 2003 versus 2002, the 2001-2002 strategic value capture initiatives are estimated to have contributed $20 million to pre-tax earnings of which $5 million was from growth efforts and approximately $15 million from cost reduction programs. The largest cost reductions came from the initiatives to restructure our North American manufacturing operations and raw material sourcing programs.


PolyOne had an operating loss of $5.4 million in the first six months of 2003 versus operating income of $26.0 million in the same 2002 period. In the first six months of 2003 EBITDA was $31.5 million versus $62.4 million on a comparable basis. For the six months ended June 30, the 2003 special items in EBITDA, consisting primarily of restructuring costs and losses on divestments, were expense of $30.0 million versus expense of $3.4 million for the same period in 2002. For the six month period, the 2003 versus 2002 decrease in EBITDA before special items of $4.3 million primarily resulted from a decrease in Performance Plastics of $17.9 million and a decrease in Elastomers and Performance Additives of $3.6 million, which was partially offset by an increase in the R&I segment of $16.1 million. The earnings decreases in Performance Plastics and Elastomers and Performance Additives largely were due to higher material costs that have not been fully recovered in higher selling prices and lower sales volumes. The margin compression was most severe in the North American PC&C Vinyl Compounds, Specialty Resins and Engineered Films operations. The improvement in the R&I segment resulted from higher OxyVinyls earnings of $4.2 million and higher SunBelt earnings of $12.3 million, due largely to increased selling prices and margins which were partially offset by increased natural gas costs. When comparing the six-month periods, 2003 benefited from the 2001-2002 strategic value capture initiatives of approximately $41 million plus approximately $11 million in cost savings from the staff reductions announced in January 2003 and favorable currency translation of approximately $2.8 million.

Interest expense in the second quarter of 2003 of $17.3 million increased $6.0 million compared to the same quarter in 2002. The higher 2003 interest expense is primarily due to the issuance of $300 million of 10.625 percent unsecured senior notes during the second quarter of 2003. For the first six months of 2003, interest expense was $29.8 million, an increase of $10.0 million when compared to the same period in 2002. The higher 2003 interest expense primarily is due to the issuance of $300 million of 10.625 percent unsecured senior notes in the second quarter of 2003 and the issuance of $200 million of 8.875 percent unsecured senior notes in the second quarter of 2002.

In the second quarter of 2003, other expense, net totaled $3.5 million, an increase of $1.7 million over the same period in 2002. The 2003 other expense includes a purchase premium of $.8 million on the early buy-back and retirement of a portion of the unsecured senior notes maturing in September 2003. The early retirement of these unsecured senior notes will lower the third quarter interest expense and result in an overall $0.4 million net cash saving to PolyOne. In the first six months of 2003, other expense, net totaled $6.6 million, an increase of $2.2 million over the same period in 2002. The 2003 other expense includes a purchase premium of $0.8 million on the early buy-back and retirement of a portion of the unsecured senior notes maturing in September 2003.

The effective income tax rate benefit on the loss from continuing operations for the second quarter 2003 was 39.4% compared with an expense on income from continuing operations of 39.8% for the second quarter of 2002. The effective income tax rate benefit on the loss from continuing operations for the first six months of 2003 was 39.0% compared with expense on the income from continuing operations of 39.1% for the same period in 2002.

The second quarter 2003 net loss was $6.0 million versus a net income of $6.1 million in the second quarter of 2002. The 2003 loss included special charges after-tax of $2.3 million compared to 2002 charges of $0.5 million. The net loss for the six months ended June 30, 2003 was $25.3 million versus a net loss of $51.2 million in the comparable 2002 period. The 2003 loss included special after-tax charges of $18.5 million compared to 2002 charges of $2.8 million.

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

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                     --------------------------  --------------------------
(In millions)                                            2003          2002         2003          2002
                                                     ------------  ------------  ------------  ------------
Sales:
     Performance Plastics                            $      460.5  $      466.3  $      908.1  $      873.0
     Elastomers & Performance Additives                      87.5          95.8         181.5         187.5
     Distribution                                           133.1         137.6         269.0         258.0
     Resin and Intermediates                                    -             -             -             -
     Other                                                  (30.2)        (28.8)        (62.2)        (51.3)
                                                     ------------  ------------  ------------  ------------
                                                     $      650.9  $      670.9  $    1,296.4  $    1,267.2
                                                     ============  ============  ============  ============

EBITDA before special items:
     Performance Plastics                            $       22.0  $       32.7  $       41.5  $       59.4
     Elastomers & Performance Additives                       4.2           7.6           9.5          13.1
     Distribution                                             3.2           4.6           6.5           6.7
     Resin and Intermediates                                  7.5           0.8          11.6          (4.5)
     Other                                                   (4.3)         (5.3)         (7.6)         (8.9)
                                                     ------------  ------------  ------------  ------------
                                                     $       32.6  $       40.4  $       61.5  $       65.8
                                                     ============  ============  ============  ============

Operating income before special items:
     Performance Plastics                            $        7.3  $       18.5  $       12.1  $       31.8
     Elastomers & Additives                                   1.2           4.4           3.4           6.7
     Distribution                                             2.8           4.1           5.7           5.7
     Resin and Intermediates                                  7.5           0.8          11.5          (4.5)
     Other                                                   (4.6)         (5.5)         (8.1)         (9.3)
                                                     ------------  ------------  ------------  ------------
                                                     $       14.2  $       22.3  $       24.6  $       30.4
                                                     ============  ============  ============  ============

Reconciliation:
     Operating income (loss)                         $       10.8  $       21.6  $       (5.4) $       26.0
     Special items, expense                                   3.4           0.7          30.0           4.4
                                                     ------------  ------------  ------------  ------------
        Operating income before special items                14.2          22.3          24.6          30.4
     Depreciation and amortization                           18.4          18.6          36.9          36.4
     Accelerated depreciation in special items                  -          (0.5)            -          (1.0)
                                                     ------------  ------------  ------------  ------------
        EBITDA before special items                  $       32.6  $       40.4  $       61.5  $       65.8
                                                     ============  ============  ============  ============
     EBITDA                                          $       29.2  $       40.2  $       31.5  $       62.4
     Impact of special items, expense                         3.4           0.2          30.0           3.4
                                                     ------------  ------------  ------------  ------------
        EBITDA before special items                  $       32.6  $       40.4  $       61.5  $       65.8
                                                     ============  ============  ============  ============

COMMENTARY ON BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had second quarter 2003 sales of $460.5 million, compared with sales of $466.3 million in the second quarter of 2002. For the six-month period ended June 30, 2003, sales totaled $908.1 million or $35.1 million above the same period in 2002. A breakdown of the 2003 second quarter and six months segment sales, by primary product group, is as follows:

                                     Three months ended June 30, 2003             Six months ended June 30, 2003
                                   -------------------------------------     ---------------------------------------
                                     2003       2003          2003            2003          2003           2003
                                   Sales $    Sales $     Shipment Lbs.      Sales $      Sales $      Shipment Lbs.
                                     % of     % Change      % Change          % of        % Change       % Change
                                    Total     vs. 2002      vs. 2002          Total       vs. 2002       vs. 2002
                                   -------    --------   ---------------     -------     ---------     -------------
North American Plastics
   Compounds and Colors (PC&C):
        Vinyl Compounds                 36%        -4%          -13%            36%          -                -5%
        Colors and Additives            10%       -13%           -9%            10%         -4%                1%
        Engineered Materials             7%       -17%          -21%             7%         -8%              -13%
International PC&C                      25%        23%           12%            24%         31%               19%
Specialty Resin and Formulators         14%        -7%          -11%            14%         -3%               -7%
Engineered Films                         8%       -12%          -12%             9%         -8%               -5%
                                       ---        ---           ---            ---         ---               ---
   Performance Plastics                100%        -1%          -12%           100%          4%               -5%

Second quarter 2003 sales were $5.8 million lower than the sales of the second quarter of 2002. The only product group to report sales growth in the 2003 second quarter was International PC&C, which benefited $11.0 million from the December 2002 acquisition of Transcolor and approximately $14.2 million from favorable Euro to U.S. dollar currency exchange. Before the effects of the Transcolor acquisition and currency translation, the 2003 second quarter International PC&C sales were 5% below the 2002 second quarter and the volume of pounds shipped was down 2% for the same period. The lower North American
Vinyl Compounds sales were due to 13% lower volumes, much of which was offset by higher average selling prices. The lower Vinyl Compounds volume was led by the weakness in the wire and cable market. The North American Colors and Additives sales volume decrease was across all markets, except for Pipe and Fittings, and while selling prices increased in most markets the sales mix resulted in an overall lower average selling price per pound. The decrease in North American Engineered Materials sales was primarily due to lower pounds shipped in all markets except Pipe & Fittings and Wire & Cable which was partially offset by increased selling prices in most markets and a sales mix that resulted in an overall higher average selling price per pound. In the Specialty Resins and Formulators product group, the lower sales volumes (Specialty Resins down 15% and Formulators down 6%) were partially offset by increased average selling prices in both Specialty Resins and in Formulators. For Engineered Films both the custom and automotive operations reported lower 2003 second quarter sales with approximately three-quarters of the decrease in automotive, primarily as the result of lower automotive industry sales and lower sales on specific platform programs where our material has been specified.

Sales for the first six months of 2003 were $35.1 million above the same period in 2002. Vinyl Compound volume was 5% lower largely due to weak demand in the wire & cable market. Average selling prices were 6% higher offsetting the lower volume. Overall, sales volumes increased 1%. In North American Engineered Materials sales were down primarily due to lower sales volume. Average selling prices increased due to a combination of a change in sales mix and increased sales prices. International PC&C sales benefited $21.4 million from the December 2002 acquisition of Transcolor and approximately $30 million from the favorable Euro to U.S. dollar currency exchange. Before the effects of the Transcolor acquisition and currency translation, 2003 first half sales were flat with 2002 and pounds shipped were up 4%. In the Specialty Resins and Formulators product group, the lower sales volumes were partially offset by increased average selling prices and favorable sales mix in both Specialty Resins and Formulators. In Engineered Films, sales of custom products were just slightly less than last year while automotive products were down 15% as a result of lower automotive industry sales and lower sales on specific platform programs where our material has been specified.

EBITDA before special items in the second quarter of 2003 was $22.0 million, a decrease of $10.7 million compared to the second quarter of 2002. The decrease in EBITDA before special items resulted from lower sales and margin compression in North American Vinyl Compounds, Specialty
Resins and Engineered Films due to the impact of higher PVC resin and VCM costs, partially offset by lower costs from restructuring initiatives and favorable currency translation of $1.5 million. The second quarter 2003 U.S. industry average PVC resin selling price was approximately 8.5 cents per pound or 25% above the same period in 2002. EBITDA before special items for the first six months of 2003 was $41.5 million, a $17.9 million decline from the first six months of 2002, due to lower sales volumes and margin compression due to the impact of higher raw material costs partially offset by lower costs from restructuring initiatives.

ELASTOMERS AND PERFORMANCE ADDITIVES sales were $87.5 million in the second quarter of 2003, an $8.3 million or 9% decrease compared to the same quarter in 2002. The 2003 second quarter shipment volume in pounds was down 10% versus 2002. In the second quarter of 2003 compared to 2002, elastomer compounding sales (excludes rolls and additives) decreased $7.8 million. Contributing to the sales decrease was weak industrial and automotive industry production levels. Year-to-date 2003 sales of $181.5 million were 3% below the same period in 2002. Similar to the second quarter of 2003, the decline in year-over-year sales for the first six months of 2003 was the result of decreased elastomer compounding sales (excludes additives and rolls) of $4.7 million.

EBITDA before special items in the second quarter of 2003 was $4.2 million or $3.4 million below the same quarter in 2002. The decrease resulted from lost margin associated with lower sales levels and lower average margins resulting from higher energy-related raw material costs that outpaced increases in selling prices. EBITDA before special items for the first six months of 2003 was $9.5 million versus $13.1 million for the first six months of 2002.

DISTRIBUTION sales in the second quarter of 2003 were $133.1 million, 3% below the same quarter in 2002. The shipment volume in pounds when comparing the same periods was down 15% in 2003. For the 2003 second quarter versus the comparable period in 2002, U.S. and Canada sales increased by 1% but were more than offset by a decrease in sales in Mexico. Sales in the first six months of 2003 were $269.0 million, 4% above the same period in 2002. U.S. and Canada sales increased 8% and sales volumes increased 1% while Mexican sales and volumes declined. In the U.S. volumes benefited from the continued strength of sales of PolyOne produced vinyl compounds while sales of commodity resins were down. Average selling prices increased due to sales mix and higher commodity resin prices.

EBITDA before special items in the second quarter of 2003 was $3.2 million, or $1.4 million below second quarter of 2002. The 2003 decrease in EBITDA before special items was primarily due to the lost margin resulting from lower sales volumes partially offset by lower selling and administrative costs. EBITDA before special items for the first six months of 2003 was $6.5 million, or nearly flat with the first six months of 2002.

RESIN AND INTERMEDIATES EBITDA before special items, consisting of equity income from joint ventures, allocated overhead support cost and costs associated with past operations was $7.5 million for the second quarter of 2003, or $6.7 million higher than the second quarter of 2002. PolyOne's share of equity earnings before special items in the second quarter of 2003 compared to the same quarter in 2002 increased from OxyVinyls by $0.8 million and from SunBelt by $6.9 million. OxyVinyls second quarter earnings in 2003 versus 2002 benefited from higher average industry PVC resin selling prices of approximately 8.5 cents per pound. However, most of the benefit from higher average resin selling prices plus higher caustic soda selling prices was offset by lower PVC resin sales volumes, increased ethylene and chlorine costs and higher energy costs. Comparing the quarters the average industry spread of resin selling prices over ethylene and chlorine costs increased by approximately 0.5 cents per pound. The 2003 first quarter run-up in natural gas costs continued into the second quarter and averaged approximately $2 per million BTU's above the same quarter in 2002. The SunBelt earnings improvement was primarily driven by higher average selling prices of chlorine of approximately $145 per ton and of caustic soda of $45 per ton in the second quarter of 2003 versus the same period a year ago.

The Resin and Intermediates business segment had EBITDA before special items of $11.6 million for the first six months of 2003, an improvement of $16.1 million over the same period in 2002. The 2003 six months were positively impacted by the improvement in the equity earnings of SunBelt by $12.3 million and of OxyVinyls by $4.2 million. The improvement in the equity earnings of SunBelt was mainly primarily driven by higher average selling prices of chlorine of approximately $315 per ton and of caustic soda of $20 per ton in the first half of 2003 versus the same period a year ago.

OTHER consists primarily of corporate governance costs that are not allocated to business segments and inter-segment profit elimination. EBITDA before special items was an expense of $4.3 million in the second quarter and $7.6 million for the first six months of 2003. The inter-segment elimination of profit in inventory was $0.8 million for both the second quarter of 2003 and the first six months of 2003.

CASH FLOWS

Operating activities utilized cash of $137.2 million in the second quarter of 2003 and $171.8 million for the first six months of 2003. Before changes in the level of accounts receivable sold, operating activities utilized cash of $31.1 million in the second quarter of 2003 and utilized cash of $101.9 million in the first six months of 2003. Commercial working capital (trade accounts receivables before receivables sold plus FIFO inventories less accounts payables) increased $15.8 million in the 2003 second quarter and increased $73.7 million in the six months ended June 30, 2003 from the seasonally low 2002 year-end levels. Cash funding of restructuring initiatives was $11.3 million in the second quarter of 2003 and $23.3 million in the first six months of 2003. In the second quarter of 2003, the level of accounts receivable sold decreased $106.1 million following the May 2003 debt refinancing.

Investing activities utilized cash of $65.9 million in the second quarter of 2003 and $63.1 million in the first six months of 2003. Before the increase in restricted cash, the investing activities utilized cash of $12.2 million in the 2003 second quarter and $9.4 million in the first six months of 2003. Cash spending included capital expenditures for the 2003 second quarter of $9.9 million and $16.1 million year-to-date. Also, the six months year-to-date includes spending for businesses acquired of $15.8 million and proceeds from the sale of assets of $22.6 million. The May 2003 debt refinancing resulted in restricted cash for the payment of the unsecured senior debt maturing in September 2003. As of June 30, 2003 the cash restricted for future debt repayment was $53.7 million.

Cash provided by financing activities during the second quarter of 2003 was $214.4 million and in the first half of 2003 was $255.9 million, primarily reflecting the issuance of $300 million of 10.625% unsecured senior notes. Following the May 2003 debt refinancing, approximately $34 million of the unsecured senior debt that matures in September 2003 was retired early. No dividends were paid in the first half of 2003.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2003, we had existing facilities to access capital resources (former receivables sale facility, revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $1,051.8 million. As of June 30, 2003, we had utilized approximately $944.2 million of these facilities (long-term debt of $853.1 million, short-term debt of $1.0 million, capital leases of $0.1 million and receivables sold of $90.0 million), including $836.5 million of senior unsecured notes and debentures, of which $53.7 million is payable in September 2003 and, therefore, is classified as a current liability.

Of the capital resource facilities available to us as of June 30, 2002, only the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture. The receivables sale facility does not constitute debt under our senior unsecured notes and debentures. As of June 30, 2003, we had guaranteed unconsolidated equity affiliate debt of $91.4 million for SunBelt. Effective June 30, 2003, the OxyVinyls guarantee was terminated.

On May 6, 2003, we completed a debt refinancing. The refinancing provides the necessary liquidity to repay the senior debt that matures in September 2003, as well as to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, we issued $300 million of 10.625% unsecured senior notes, entered into a new three-year $225 million receivables sale facility and amended and restated our revolving credit facility. The 10.625% unsecured senior notes rank equally with all of our other senior unsecured indebtedness. The new receivables sale facility replaced our former receivables sale facility. The security that had been extended in February 2003 to our existing senior notes and debentures and our guarantee of the SunBelt notes terminated as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of June 30, 2003, our secured borrowings were not at levels that would trigger the security on the public indentures.

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

                                                Borrowed
                                                Debt-to-
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

The realization of profitable operations will be important to (1) maintaining the existing levels of available capital resources, (2) any refinancing of a portion of the existing capital resources, and (3) the execution of our announced restructuring initiatives. The sum of EBITDA and special items totaled approximately $124 million in the year 2002. In the first six months of 2003 the sum of EBITDA and special items totaled $61.5 million or $4.3 million below the comparable amount in 2002. EBITDA must cover expenditures for financing costs (interest expense and discount on sale of accounts receivable, which are projected to be approximately $39 million in the second half of 2003 and $71 million for the full year), spending associated with restructuring, cash taxes, capital expenditures and cash to fund sales growth through increased working capital requirements. Cash spending for the restructuring initiatives to-date (North American PC&C manufacturing improvements, business unit initiatives and the recent selling and administrative cost-reduction program) are projected to be approximately $17 million in the last six months of 2003 and approximately $40 million for the year. Capital expenditures for the year 2003 are projected to be approximately $40 million. In December 2002, PolyOne announced that the Company would suspend the payment of dividends commencing in the first quarter of 2003.

PolyOne currently estimates minimum annual funding requirements for our qualified defined benefit pension plans of approximately $1 million in 2003 and $5 million in 2004. Market asset performance in 2003 will impact the final minimum funding requirements in 2005. An assumed 8.75% long-term rate of return on pension assets in 2003, combined with the minimum contributions required in 2003 and 2004, would produce a projected minimum funding requirement by September 15, 2005 of approximately $45 million (each 1% return on asset variance in 2003 from 8.75% impacts the 2005 minimum funding by approximately $1 million). However, PolyOne intends to continue funding in excess of the minimum required for the qualified defined benefit pension plans during calendar 2003 and 2004, which would reduce any otherwise required funding by September 15, 2005.

Based on our current projected operations, PolyOne should be able to continue to manage and control working capital, discretionary spending and capital expenditures. We believe that cash flow generated from operations, along with the new senior debt and borrowing capacity under the revised revolving credit facility and new receivables sale facility, should be adequate to fund our operations and to meet our debt service requirements.

ACCOUNTING POLICIES AND ESTIMATES

Note C of the 2002 Annual Consolidated Financial Statements contains a summary of PolyOne's accounting policies and commentary on the nature of estimates made in the preparation of the financial statements. Following is a description of important management judgments relating to the PolyOne 2002 Annual Consolidated Financial Statements and the Quarterly Condensed Consolidated Financial Statements for the three and six-month periods ended June 30, 2003 (Unaudited).

ENVIRONMENTAL ACCRUED LIABILITY. PolyOne has accrued $54.7 million to cover future environmental remediation expenditures, and believes none of these matters, either individually or in the aggregate, should have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents PolyOne's best estimate of the remaining probable remediation costs based upon information and technology currently available. For additional discussion, refer to Note P to the Annual Consolidated Financial Statements and to Note M to the Quarterly Condensed Consolidated Financial Statements.

RESTRUCTURING COSTS. In 2001, PolyOne announced several manufacturing improvements and restructuring plans to close 17 U.S. and Canadian facilities. As of December 31, 2002, all but four of these facilities had been closed. In January 2003, we decided to continue operating the fourth facility. Accordingly, in the first quarter of 2003, the reserve of approximately $0.3 million associated with this facility (which relates to an acquired business) was reversed and recognized as a reduction to goodwill of the acquired business. Two of the three remaining facilities were closed during the second quarter of 2003. As of June 30, 2003, an accrued liability of $25.2 million existed for future employee severance and plant closing costs. In addition, as of June 30, 2002, the net property carrying value to be realized for the plants closed or to be closed was $21.3 million (some assets will be transferred to other locations as production ceases).

EQUITY INVESTMENT. In December 2001, OxyVinyls, of which PolyOne owns 24% interest, announced the temporary idling of its Deer Park, Texas, chlor-alkali plant due to low industry capacity utilization and low product market selling prices. As of December 31, 2001, OxyVinyls had accrued $13.8 million for future employee severance and liabilities associated with the temporary idling of the Deer Park plant. In 2002, OxyVinyls recognized an additional $2.2 million of expense associated with the temporary plant idling, plus an additional expense of $17.0 million in the third quarter related to the permanent closing of specific production assets included in the idled plant. The permanent closing costs included $14.5 million for the impairment of the fixed assets as well as $2.5 million for decommissioning costs. As of June 30, 2003, OxyVinyls had a remaining accrual of $2.5 million for future employee severance liabilities and decommissioning costs. The plant had a net property carrying value by OxyVinyls at June 30, 2003 of approximately $118.2 million, which is anticipated to be realized through future operations upon the restart of the plant. OxyVinyls will maintain the Deer Park chlor-alkali plant in a standby mode pending further strengthening in overall economic conditions and improved demand for caustic soda.

GOODWILL. As of June 30, 2003, our recorded goodwill totaled $444.5 million. Most of the goodwill is associated with three identified reporting units - Plastic Compounds and Colors ($270.5 million), Specialty Resins and Formulators ($59.7 million) and Elastomers and Performance Additives ($111.9 million). SFAS No. 142, Goodwill and Other Intangible Assets," requires an annual assessment for potential impairment of goodwill. During 2002, we elected to make July 1 our annual assessment date. During the second quarter of 2003, we engaged a third party valuation expert to value the three reporting units noted above. In August 2003, the third party valuation expert issued a report on each noted reporting unit, concluding for each reporting unit that its fair value exceeds its book carrying value. With the issuance of the valuation reports, we have completed the required 2003 "phase one" goodwill impairment assessment and concluded that no impairment has occurred.

While we determined that there was no additional goodwill impairment as of the annual assessment on July 1, 2003, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in our having to perform another "phase-one" valuation analysis, as required under SFAS No. 142, for some or all of our reporting units prior to the next required 2004 annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future. Any future goodwill impairment could impact our borrowings under the existing debt agreements.

DEFERRED TAX BENEFIT FOR OPERATING LOSS CARRYFORWARDS. As of June 30, 2003, PolyOne had a net deferred tax asset of $25.7 million, which included a deferred tax asset of $109.2 million for operating loss carryforwards for tax purposes.

The tax benefit recorded on domestic losses was $9.0 million in the 2003 second quarter and $24.2 million in the first half of 2003. We have recognized the 2003 domestic tax benefit after considering our projected full year earnings for 2003 and our ability to generate domestic earnings through the payment of dividends from foreign subsidiaries. A distribution of foreign dividends to the parent company would streamline the foreign subsidiaries cash management and capital structure and have no significant impact on our overall liquidity. Any foreign dividends would result in higher recorded income tax expense because of the inability to utilize foreign tax credits. See the discussion in Note R to the Annual Consolidated Financial Statements.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this report on Form 10-Q, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events, and are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective changes in raw material costs or product pricing or product demand, future performance or results of current and anticipated market conditions and market strategies, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

- an inability to achieve or delays in achieving estimated and actual savings related to restructuring programs

- delays in achieving or inability to achieve the Company's strategic value capture initiatives, including cost reduction and employee productivity goals, or achievement of less than the anticipated financial benefit from the initiatives

- the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks

- changes in U.S., regional or world polymer and/or rubber consumption growth rates affecting the Company's markets

- changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which the Company participates

- fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles

- production outages or material costs associated with scheduled or unscheduled maintenance programs

- costs or difficulties and delays related to the operation of joint venture entities

- lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates

- partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of the Company

- an inability to launch new products and/or services within the Company's various businesses

-    the possibility of goodwill impairment

-    an inability to maintain any required licenses or permits

-    an inability to comply with any environmental laws and regulations

- a delay or inability to achieve targeted debt levels through divestitures or other means.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in "Management's Analysis - Consolidated Statements of Cash Flows" in the 2002 Annual Report under the caption "Market Risk Disclosures" included in our Annual Report on Form 10-K. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. Effective
June 19, 2003, PolyOne entered into interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are perfectly effective as defined by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." At June 30, 2003, these seven agreements had a net fair value of ($2.6) million. The weighted-average interest rate for these seven agreements was 5.462%. There have been no material changes in the market risk faced by us from December 31, 2002 to June 30, 2003. We have updated the disclosure concerning our financing arrangements, which is included in Note J in this form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 15, 2003. As described in the 2003 Proxy Statement, the following action was taken:

         (a) The ten nominees for directors were elected. The votes for directors were as follows:

                             Number of Shares     Number of Share
                                 Voted For         Votes Withheld
                             -----------------    ---------------
J. Douglas Campbell             79,993,015           2,816,181
Carol A. Cartwright             79,954,814           2,854,382
Gale Duff-Bloom                 80,790,460           2,018,736
Wayne R. Embry                  80,786,914           2,022,282
Robert A. Garda                 80,824,248           1,984,948
Gordon D. Harnett               79,997,097           2,812,099
David H. Hoag                   80,794,930           2,014,266
D. Larry Moore                  79,992,356           2,816,840
Thomas A. Waltermire            80,386,098           2,423,098
Farah M. Walters                80,804,424           2,004,772

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

Exhibit No.
Under Reg.        Form 10-Q
S-K, Item 601     Exhibit No.                       Description of Exhibit
-------------     -----------  --------------------------------------------------------------------
    (31)             31.1      Certification of Thomas A. Waltermire, Chairman of the Board,
                               President and Chief Executive Officer, pursuant to Securities
                               Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to section
                               302 of the Sarbanes-Oxley Act of 2002.
    (31)             31.2      Certification of W. David Wilson, Vice President and Chief Financial
                               Officer, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
    (32)             32.1      Certification of Thomas A. Waltermire, Chairman of the Board,
                               President and Chief Executive Officer, pursuant to 18 U.S.C. Section
                               1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
    (32)             32.2      Certification of W. David Wilson, Vice President and Chief Financial
                               Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K from April 1, 2003 through June 30, 2003:

             - Form 8-K filed on April 17, 2003 announced a press release filed on April 16, 2003, whereby we pre-announced earnings for the first quarter of 2003.

             - Form 8-K filed on April 17, 2003 announced a press release filed on April 16, 2003, whereby we announced plans to complete a debt refinancing.

             - Form 8-K filed on April 17, 2003 whereby we announced our intention to offer $250 million of senior notes in a transaction exempt from the registration requirements of the Securities Act of 1933.

             - Form 8-K filed on April 25, 2003 announced a press release filed on April 24, 2003, whereby we announced the formation of BayOne Urethane Systems, LLC, a 50/50 joint venture with Bayer Polymers LLC to develop and market polyurethane systems in the United States and Canada.

             - Form 8-K filed on April 30, 2003 announced a press release filed on April 29, 2003, whereby we announced first quarter 2003 earnings.

             - Form 8-K filed on May 2, 2003 whereby we announced that we had agreed to sell $300 million of our senior notes in a transaction exempt from the registration requirements of the Securities Act of 1933.

             - Form 8-K filed on May 7, 2003 announcing the completion of the debt refinancing that had been initiated in April 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003                             POLYONE CORPORATION

                                           /s/ W. David Wilson
                                           -------------------------------------
                                           W. David Wilson
                                           Vice President and Chief Financial
                                              Officer
                                           (Authorized Officer and Principal
                                              Financial Officer)

                                           /s/ Gregory P. Smith
                                           -------------------------------------
                                           Gregory P. Smith
                                           Corporate Controller and Assistant
                                              Treasurer
                                           (Principal Accounting Officer)

                               POLYONE CORPORATION
                                Index to Exhibits

EXHIBIT                              DESCRIPTION
--------------------------------------------------------------------------------
31.1     Certification of Thomas A. Waltermire, Chairman of the Board, President
         and Chief Executive Officer, pursuant to Securities Exchange Act Rules
         13a-14 and 15d-14 as adopted pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002.
31.2     Certification of W. David Wilson, Vice President and Chief Financial
         Officer, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as
         adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Thomas A. Waltermire, Chairman of the Board, President
         and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification of W. David Wilson, Vice President and Chief Financial
         Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.