Form 10-Q/A
period 2003-06-30
POLYONE CORP
filed 2003-10-29
CIK 1122976

`

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1
to
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

Yes  X                    No

As of August 12, 2003, there were 91,721,882 common shares outstanding.

Explanatory Note

     PolyOne Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Quarterly Report”) to amend and restate in their entirety Item 4 of Part I and Item 6 of Part II to provide the updated disclosures and certifications under Section 302 of the Sarbanes-Oxley Act of 2002 required pursuant to SEC Release No. 33-8238. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and PolyOne Corporation has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal control over financial reporting.

There were no significant changes made in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.
Under Reg. S-K,
Item 601	Form 10-Q Exhibit No.	Description of Exhibit

(31)	31.1	Certification of Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(31)	31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(32)	32.1*	Certification of Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(32)	32.2*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

(b)	Reports on Form 8-K from April 1, 2003 through June 30, 2003:

-	Form 8-K furnished on April 17, 2003 announced a press release filed on April 16, 2003, whereby we pre-announced earnings for the first quarter of 2003.

-	Form 8-K filed on April 17, 2003 announced a press release filed on April 16, 2003, whereby we announced plans to complete a debt refinancing.

-	Form 8-K filed on April 17, 2003 whereby we announced our intention to offer $250 million of senior notes in a transaction exempt from the registration requirements of the Securities Act of 1933.

-	Form 8-K filed on April 25, 2003 announced a press release filed on April 24, 2003, whereby we announced the formation of BayOne Urethane Systems, LLC, a 50/50 joint venture with Bayer Polymers LLC to develop and market polyurethane systems in the United States and Canada.

-	Form 8-K furnished on April 30, 2003 announced a press release filed on April 29, 2003, whereby we announced first quarter 2003 earnings.

-	Form 8-K filed on May 2, 2003 whereby we announced that we had agreed to sell $300 million of senior notes in a transaction exempt from the registration requirements of the Securities Act of 1933.

-	Form 8-K filed on May 7, 2003 announcing the completion of the debt refinancing that had been initiated in April 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 2003	POLYONE CORPORATION

/s/ W. David Wilson W. David Wilson Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Gregory P. Smith Gregory P. Smith Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Thomas A. Waltermire, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.