Form 10-Q
period 2003-09-30
POLYONE CORP
filed 2003-11-14
CIK 1122976

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      ------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

                                   Yes X   No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes X   No__

As of November 11, 2003, there were 91,749,254 common shares outstanding.

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In millions, except per share data)

                                                                             Three Months Ended         Nine Months Ended
                                                                                September 30,             September 30,
                                                                          -------------------------- -------------------------
                                                                              2003         2002         2003         2002
                                                                          ------------- ------------ ------------ ------------
Sales                                                                       $  630.3     $   650.7     $1,926.7    $  1,917.9

Operating costs and expenses:
   Cost of sales                                                               539.8         548.9      1,651.3       1,598.0
   Selling and administrative                                                   67.3          68.7        209.4         224.0
   Depreciation and amortization                                                18.2          18.2         55.1          54.6
Employee separation and plant phase-out                                          8.2           0.2         35.2           1.1
Loss on divestiture of equity investment                                         -             -            -             1.5
Income from equity affiliates and minority interest                            (10.1)        (11.6)       (25.8)        (13.6)
                                                                          ------------- ------------ ------------ ------------
Operating income                                                                 6.9          26.3          1.5          52.3

Interest expense                                                               (19.2)        (11.6)       (49.0)        (31.4)
Interest income                                                                  0.3           0.1          0.6           0.6
Other (expense) income, net                                                     (3.5)          0.5        (10.1)         (3.9)
                                                                          ------------- ------------ ------------ ------------
Income (loss) before income taxes, discontinued operations and
    cumulative effect of a change in accounting                                (15.5)         15.3        (57.0)         17.6

Income tax expense                                                             (27.7)         (5.7)       (11.5)         (6.6)
                                                                          ------------- ------------ ------------ ------------
Income (loss) before discontinued operations and cumulative effect of
    change in accounting                                                       (43.2)          9.6        (68.5)         11.0
Discontinued operations:
    Income from operations, net of income taxes                                  -             0.2          -             1.3
Cumulative effect of a change in goodwill accounting,
   net of income tax benefit of $1.0 million                                     -             -            -           (53.7)
                                                                          ------------- ------------ ------------ ------------

Net income (loss)                                                           $  (43.2)    $     9.8     $  (68.5)   $    (41.4)
                                                                          ============= ============ ============ ============

Income (loss) per common share:
   Basic income (loss) per share before discontinued operations and
       effect of change in accounting                                       $    (.47)   $      .11    $    (.75)  $      .12
   Discontinued operations                                                                     -            -             .01
   Cumulative effect of a change in accounting                                   -             -            -            (.59)
                                                                          ------------- ------------ ------------ ------------
   Basic income (loss) per share                                            $    (.47)   $      .11    $    (.75)  $     (.46)
                                                                          ============= ============ ============ ============

   Diluted income (loss) per share before discontinued operations and
       effect of change in accounting                                       $    (.47)   $      .11    $    (.75)  $      .12
   Discontinued operations                                                       -             -            -             .01
   Cumulative effect of a change in accounting                                   -             -            -            (.58)
                                                                          ------------- ------------ ------------ ------------
   Diluted income (loss) per share                                          $    (.47)   $      .11    $    (.75)  $     (.45)
                                                                          ============= ============ ============ ============
Weighted average shares used to compute earnings per share:
   Basic                                                                         91.1          90.7         91.0         90.6
   Diluted                                                                       91.1          91.7         91.0         92.1

Dividends paid per share of common stock                                    $    -       $    .0625    $    -      $    .1875

                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                      POLYONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (In millions)

                                                                               September 30,        December 31,
                                                                                   2003                 2002
                                                                             ------------------   ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $         50.4       $        41.4
   Accounts receivable, net                                                           315.2               164.3
   Inventories                                                                        259.1               253.7
   Deferred income tax assets                                                          41.2                42.1
   Other current assets                                                                22.8                12.7
                                                                             ------------------   ------------------
     Total current assets                                                             688.7               514.2
Property, net                                                                         653.7               682.1
Investment in equity affiliates                                                       264.1               271.8
Goodwill, net                                                                         444.7               444.0
Other intangible assets, net                                                           29.8                32.8
Other non-current assets                                                               63.8                52.6
                                                                             ------------------   ------------------
     Total assets                                                            $      2,144.8       $     1,997.5
                                                                             ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term bank debt                                                      $          0.9       $         0.7
   Accounts payable                                                                   257.0               242.0
   Accrued expenses                                                                   131.0               160.2
   Current portion of long-term debt                                                    0.8                91.0
                                                                             ------------------   ------------------
     Total current liabilities                                                        389.7               493.9
Long-term debt                                                                        785.2               492.2
Deferred income tax liabilities                                                        40.7                39.0
Post-retirement benefits other than pensions                                          120.9               122.5
Other non-current liabilities, including pensions                                     266.0               261.2
Minority interest in consolidated subsidiaries                                         10.2                 9.0
                                                                             ------------------   ------------------
     Total liabilities                                                              1,612.7             1,417.8
Shareholders' equity:
   Preferred stock, 40.0 shares authorized, no shares issued                            -                   -
   Common stock, $.01 par, 400.0 shares authorized, 122.2
     shares issued at September 30, 2003 and December 31, 2002                          1.2                 1.2
   Other shareholders' equity                                                         530.9               578.5
                                                                             ------------------   ------------------
     Total shareholders' equity                                                       532.1               579.7
                                                                             ------------------   ------------------
     Total liabilities and shareholders' equity                              $      2,144.8       $     1,997.5
                                                                             ==================   ==================


                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                      POLYONE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In millions)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                  ----------------------------------------
                                                                                        2003                   2002
                                                                                  ------------------     -----------------
OPERATING ACTIVITIES
   Net loss                                                                       $       (68.5)         $       (41.4)
     Cumulative effect of a change in accounting                                            -                    (53.7)
     Income from discontinued operations                                                    -                      1.3
                                                                                  ------------------     -----------------
   Income (loss) from continuing operations                                               (68.5)                  11.0
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Employee separation and plant phase-out charges                                     35.2                    1.1
       Cash payments on employee separation and plant phase-out                           (35.3)                 (12.1)
       Depreciation and amortization                                                       55.1                   54.6
       Unrealized currency (gains) losses                                                  (4.9)                 (10.8)
       Loss on sale of assets and equity affiliate                                          0.2                    1.5
       Companies carried at equity and minority interest:
         Income from equity affiliates                                                    (27.2)                 (15.0)
         Minority interest expense                                                          1.4                    1.4
         Dividends and distributions received                                              12.6                   16.8
       Deferred income taxes                                                                -                      0.9
       Change in assets and liabilities:
         Operating working capital:
           Accounts receivable                                                           (141.1)                 (72.3)
           Inventories                                                                      1.3                  (32.9)
           Accounts payable                                                                 9.3                  (20.1)
         Accrued expenses and other                                                        (2.5)                  15.7
                                                                                  ------------------     -----------------
NET CASH USED BY OPERATING ACTIVITIES FOR CONTINUING OPERATIONS                          (164.4)                 (60.2)

INVESTING ACTIVITIES
   Capital expenditures                                                                   (24.9)                 (49.1)
   (Investment in) return of capital by equity affiliates, net                             (0.1)                   2.3
   Business acquired, net of cash received                                                (15.8)                   -
   Proceeds from sale of assets                                                            27.0                    1.9
                                                                                  ------------------     -----------------
NET CASH USED BY INVESTING ACTIVITIES FOR CONTINUING OPERATIONS                           (13.8)                 (44.9)

FINANCING ACTIVITIES
   Change in short-term debt                                                              (90.1)                  (5.8)
   Change in long-term debt                                                               297.8                  153.9
   Debt issuance costs                                                                    (14.7)                  (4.9)
   Termination of interest rate swap agreements                                            (2.6)                   8.3
   Net proceeds from the exercise of stock options                                          -                      7.0
   Dividends                                                                                -                    (16.9)
                                                                                  ------------------     -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES FOR CONTINUING OPERATIONS                       190.4                  141.6

NET CASH USED BY DISCONTINUED OPERATIONS                                                    -                      1.4

Effect of exchange rate on changes on cash                                                 (3.2)                  (2.7)
                                                                                  ------------------     -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       9.0                   35.2

Cash and cash equivalents at beginning of period                                           41.4                   18.2
                                                                                  ------------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $        50.4          $        53.4
                                                                                  ==================     =================

                See Accompanying Notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                      POLYONE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (In millions, shares in thousands)

                                                                                                                     Accumulated
                                              Common                                             Common              Other Non-
                                              Shares                       Additional Retained  Stock Held  Share       Owner
                                    Common   Held in              Common    Paid-In   Earnings     in      Ownership   Equity
                                    Shares   Treasury   Total     Stock     Capital   (Deficit) Treasury    Trust      Changes
                                    -------- --------- --------- --------- ---------- --------- ---------- --------- ------------
BALANCE JANUARY 1, 2002             122,192   31,175   $  713.4  $    1.2  $ 1,072.7  $  100.3  $ (350.1)  $   (5.3) $   (105.4)
Non-owner equity changes:
   Net loss                                               (51.2)                         (51.2)
   Translation adjustment                                   7.8                                                            7.8
   Net unrealized loss on
    securities                                             (0.1)                                                          (0.1)
                                                       ---------
Total non-owner equity changes                            (43.5)
Stock-based compensation and
   benefits and exercise of
   options                                      (375)       6.6                 (2.0)                5.1        2.9        0.6
Adjustment to market value                                  -                    2.0                           (2.0)
Cash dividends                                            (11.2)                         (11.2)
                                    -------- --------- --------- --------- ---------- --------- ---------- --------- ------------
BALANCE JUNE 30, 2002               122,192   30,800   $  665.3  $    1.2  $ 1,072.7  $   37.9  $ (345.0)  $   (4.4) $   (97.1)
Non-owner equity changes:
   Net loss                                                 9.8                            9.8
   Translation adjustment                                 (10.4)                                                         (10.4)
   Net unrealized loss on
     securities                                            (0.3)                                                          (0.3)
                                                       ---------
Total non-owner equity changes                             (0.9)
Stock-based compensation and
   benefits and exercise of
   options                                      (246)       3.0                 (1.0)                3.3        0.3        0.4
Adjustment to market value                                  -                   (0.5)                           0.5
Cash dividends                                             (5.8)                          (5.8)
                                    -------- --------- --------- --------- ---------- --------- ---------- --------- ------------
BALANCE SEPTEMBER 30, 2002          122,192   30,554   $  661.6  $    1.2  $ 1,071.2  $   41.9  $ (341.7)  $   (3.6) $  (107.4)
                                    ======== ========= ========= ========= ========== ========= ========== ========= ============

BALANCE JANUARY 1, 2003             122,192   30,517   $  579.7  $    1.2  $ 1,069.5  $   18.7  $ (341.1)  $   (1.8) $  (166.8)
Non-owner equity changes:
   Net loss                                               (25.3)                         (25.3)
   Translation adjustment                                  19.2                                                           19.2
   Net unrealized loss on
     securities                                             0.1                                                            0.1
                                                       ---------
Total non-owner equity changes                             (6.0)
Adjustment to market value                                  -                    0.1                           (0.1)
Stock-based compensation and
  benefits                                       (58)       1.6                 (0.6)                0.7        0.7        0.8
                                    -------- --------- --------- --------- ---------- --------- ---------- --------- ------------
BALANCE JUNE 30, 2003               122,192   30,459   $  575.3  $    1.2  $ 1,069.0   $  (6.6) $ (340.4)  $   (1.2) $  (146.7)
Non-owner equity changes:
   Net loss                                               (43.2)                         (43.2)
   Translation adjustment                                  (0.4)                                                          (0.4)
   Net unrealized loss on
     securities                                             0.1                                                            0.1
                                                       ---------
Total non-owner equity changes                            (43.5)
Stock-based compensation and
  benefits                                       (16)       0.3                 (0.3)                0.3                   0.3
                                    -------- --------- --------- --------- ---------- --------- ---------- --------- ------------
BALANCE SEPTEMBER 30, 2003          122,192   30,443   $  532.1  $    1.2  $ 1,068.7  $  (49.8) $ (340.1)  $   (1.2) $  (146.7)
                                    ======== ========= ========= ========= ========== ========= ========== ========= ============

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

Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2003.

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

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                             --------------------------     ----------------------------
(In millions, except per share data)                            2003           2002            2003            2002
                                                             -----------    -----------     ------------    ------------
Net income (loss), as reported                                $  (43.2)     $    9.8        $    (68.5)       $  (41.4)
Add: Total stock-based employee compensation expense
    included in reported net income (loss), net of tax             0.4           0.4               1.1             1.0
Deduct: Total stock-based employee compensation expense
    determined under fair value-based method for all
    awards                                                        (1.6)         (1.7)             (4.8)           (4.4)
                                                             -----------    -----------     ------------    ------------
Pro forma net income (loss)                                   $  (44.4)     $    8.5        $    (72.2)     $    (44.8)
                                                             ===========    ===========     ============    ============

Net income (loss) per share:
    Basic - as reported                                      $   (0.47)      $   0.11       $   (0.75)      $   (0.46)
    Basic - pro forma                                        $   (0.49)      $   0.09       $   (0.79)      $   (0.49)

    Diluted - as reported                                    $   (0.47)      $   0.11       $   (0.75)      $   (0.45)
    Diluted - pro forma                                      $   (0.49)      $   0.09       $   (0.79)      $   (0.49)

NEW ACCOUNTING PRONOUNCEMENTS In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE's activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 requires disclosures by companies about the nature, purpose, size and activities of VIEs covered by its provisions, and their maximum exposure to loss. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003 have been deferred by the FASB until the fourth quarter of 2003. We will finalize our assessment related to the adoption of FIN 46 in the fourth quarter of 2003. However, we currently do not believe the adoption of FIN 46 will have a significant impact on our statement of financial position or net operating results.

PolyOne Funding Corporation, a qualifying special-purpose entity that purchases certain of PolyOne's domestic accounts receivable, is excluded from the scope of FIN 46 as it is accounted for in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of this statement did not have a material impact on PolyOne's consolidated financial statements.

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. PolyOne's management does not expect that the application of the provisions of this statement will have a material impact on our consolidated financial statements.

RECLASSIFICATION Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

NOTE C - GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by business segment, are as follows:

                                                    Elastomers and
                                    Performance      Performance
(In millions)                        Plastics         Additives       Distribution       Other          Total
                                   --------------  ----------------   --------------  -------------  -------------
December 31, 2002                  $    329.7      $    111.9         $       1.1     $        1.3   $    444.0
Reversal of business
    combination reserve                  (0.3)            -                  -               -             (0.3)
Currency translation                      1.3             -                  -               -              1.3
Other                                    (0.3)            -                  -               -             (0.3)
                                   --------------  ----------------   --------------  -------------  -------------

September 30, 2003                 $    330.4      $    111.9         $       1.1     $        1.3   $    444.7
                                   ==============  ================   ==============  =============  =============

Information regarding PolyOne's other intangible assets follows:

                                                      As of December 31, 2002
                                   ---------------------------------------------------------------
                                    Acquisition     Accumulated       Currency
(In millions)                          Cost        Amortization     Translation         Net
                                   --------------  --------------  --------------- ---------------
Non-contractual customer
    relationships                  $     16.7      $     (3.0)     $         -     $      13.7
Sales contract                           12.9            (4.1)               -             8.8
Patents, technology and other            15.5            (5.6)              0.4           10.3
                                   --------------  --------------  --------------- ---------------
Total                              $     45.1      $    (12.7)     $        0.4    $      32.8
                                   ==============  ==============  =============== ===============

                                                      As of September 30, 2003
                                   ---------------------------------------------------------------
                                    Acquisition     Accumulated       Currency
(In millions)                          Cost        Amortization     Translation         Net
                                   --------------  --------------  --------------- ---------------
Non-contractual customer
    relationships                  $     16.7     $      (3.8)    $          -     $      12.9
Sales contract                           12.9            (5.4)               -             7.5
Patents, technology and other            15.5            (6.7)              0.6            9.4
                                   --------------  --------------  --------------- ---------------
Total                              $     45.1      $    (15.9)     $        0.6    $      29.8
                                   ==============  ==============  =============== ===============

Amortization of other intangible assets was $0.9 million for the three-month period ended September 30, 2003 and $3.2 million for the nine-month period ended September 30, 2003. Amortization of other intangible assets was $1.2 million for the three-month period ended September 30, 2002 and $3.6 million for the nine-month period ended September 30, 2002. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $4.5 million per year.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires each company to establish an annual measurement date for assessing any impairment of goodwill. PolyOne's annual measurement date is July 1. SFAS No. 142 requires a "phase one" valuation of each reporting unit to determine if its fair value exceeds its book carrying value, thereby resulting in no impairment of goodwill. Where a reporting unit's fair value does not exceed the book carrying value, then a more detailed "phase two" valuation is required to quantify the goodwill impairment.

As of September 30, 2003, PolyOne had recorded goodwill on the balance sheet totaling $444.7 million. Most of the goodwill is associated with three identified reporting units - Plastic Compounds and Colors ($270.5 million), Specialty Resins and Formulators ($59.9 million) and Elastomers and Performance Additives ($111.9 million). During the third quarter of 2003, we completed the required 2003 "phase one" goodwill impairment assessment and concluded that no impairment has occurred.

On October 21, 2003, PolyOne announced its intent to pursue the sale of three non-core business operations. The non-core business operations consist of the Specialty Resin and Engineered Films product groups, which are included in the Performance Plastics business, and the Elastomers and Performance Additives business. As a result of this decision, in the fourth quarter of 2003, certain assets, including goodwill, will be reviewed as to potential impairment and could result in charges to earnings.

NOTE D - INVENTORIES
Components of inventories are as follows:

                                                         September 30,       December 31,
(In millions)                                                 2003               2002
                                                        -----------------  ------------------
Finished products and in-process inventories             $      164.3      $      159.1
Raw materials and supplies                                      120.4             118.5
                                                        -----------------  ------------------
                                                                284.7             277.6
LIFO Reserve                                                    (25.6)            (23.9)
                                                        -----------------  ------------------
Total Inventories                                        $      259.1      $      253.7
                                                        =================  ==================

NOTE E - INCOME TAXES
Despite a 2003 third quarter consolidated pre-tax loss of $15.5 million that included Mexico restructuring charges of $1.7 million on which no tax benefit was recorded, the quarter's income tax expense was $27.7 million, which included tax expense of $24.0 million related to dividends from foreign subsidiaries and a $9.0 million tax allowance to reduce U.S. deferred income tax assets to deferred income tax liabilities, or a net amount that is more likely than not to be realized. Excluding the above items, the effective income tax rate for the third quarter of 2003 is 38.4%. For the third quarter of 2002, the effective income tax expense rate on income from continuing operations was 37.3%.

The 2003 nine-month income tax expense was $11.5 million on a consolidated pre-tax loss of $57.0 million. The 2003 year-to-date special tax items include tax expense of $24.0 million related to dividends from foreign subsidiaries and a $9.0 million tax allowance. Excluding the above items, the effective income tax rate for the first nine months of 2003 was 37.7%. For the first nine months of 2002, the effective income tax expense rate on income from continuing operations was 37.5%.

The income tax expense in both 2003 three and nine month periods included the expense on foreign earnings of $24.0 million related to our intent to repatriate certain foreign earnings in the fourth quarter of 2003. The foreign dividends will have no significant impact on PolyOne's liquidity. Further, because of the past three years of accumulated U.S. losses and the forecasted U.S. loss for 2003, PolyOne recorded a tax valuation allowance to reduce the U.S. net deferred income tax assets to an amount that is more likely than not to be realized. The charge associated with this reduction amounted to $9.0 million both 2003 periods. PolyOne intends to adjust or eliminate the tax valuation allowance in the future when sufficient positive evidence exists to support realization of some or all of its reserved deferred tax assets.

NOTE F - INVESTMENT IN EQUITY AFFILIATES
PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls' summarized results of operations for the nine months ended September 30, 2003 and 2002, and summarized balance sheet information as of September 30, 2003 and December 31, 2002.

                                                                                  Nine Months Ended
(In millions)                                                                       September 30,
                                                                         ------------------------------------
                                                                               2003               2002
                                                                         -----------------  -----------------
Net sales                                                                $   1,292.8        $   1,045.7

Employee severance and liabilities associated with the temporary
   idling of a plant                                                            (4.0)             (20.7)

Operating income                                                                85.1               90.8

Partnership income as reported by OxyVinyls                                     65.9               68.7
PolyOne's ownership of OxyVinyls                                                 24%                24%
                                                                         -----------------  -----------------
PolyOne's proportionate share of OxyVinyls' earnings                            15.8               16.5
Amortization of the difference between PolyOne's investment and its
   underlying share of OxyVinyls' equity                                         0.5                0.5
                                                                         -----------------  -----------------
Earnings of equity affiliate recorded by PolyOne                         $      16.3      $        17.0
                                                                         =================  =================

(In millions)                                                             September 30,       December 31,
                                                                               2003               2002
                                                                         -----------------  -----------------
Current assets                                                           $       351.1      $       275.1
Non-current assets                                                             1,472.8              979.1
                                                                         -----------------  -----------------
   Total assets                                                                1,823.9            1,254.2

Current liabilities                                                              167.8              164.0
Non-current liabilities                                                          621.2               81.3
                                                                         -----------------  -----------------
   Total liabilities                                                     $       789.0      $       245.3
                                                                         -----------------  -----------------

Partnership capital                                                      $     1,034.9      $     1,008.9
                                                                         =================  =================

OxyVinyls' income during the first nine months of 2003 reported above includes a charge of $3.4 million in connection with a change in accounting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," and a charge of $4.0 million for employee severance costs associated with a personnel reduction undertaken by OxyVinyls. Our proportionate share of these charges was $0.8 million for the change in accounting and $1.0 million for the severance costs. OxyVinyls income during the first nine months of 2002 reported above includes a special, pre-tax charge of $20.7 million, related to asset write-off and decommissioning cost associated with the permanent closure of a portion of a plant and employee severance costs and costs associated with the temporary idling of a plant. Our proportionate share of the 2002 special items was $4.9 million.

In April 2003, OxyVinyls exercised its purchase option related to its LaPorte, Texas VCM plant lease for approximately $180 million, with proceeds of a loan from Occidental Petroleum Corporation.

OxyVinyls adopted the provisions of FIN 46 on April 1, 2003, which resulted in the consolidation of its 50% owned OxyMar VCM joint venture that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, OxyVinyls' assets increased by approximately $373 million, liabilities increased by approximately $399 million and negative minority interest of approximately $27 million. There was no effect on OxyVinyls' net income or partnership capital as a result of the consolidation.

PolyOne's Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (owned 50%) and Welvic Australia Pty Ltd. (owned 37.4%) equity affiliates. The Performance Plastics segment includes the DH Compounding

Company (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. For the one-month period ended January 31, 2003, the Performance Plastics segment included the results for Techmer PM, LLC, an equity affiliate (owned 51%). In January 2003, we sold our unconsolidated equity ownership interest in Techmer. Further, for the two-month period ended February 28, 2002, the Resin and Intermediates segment included the results for Australian Vinyls Corporation, an equity affiliate (owned 37.4%), and the Performance Plastics segment included SPCGeon PTE Limited (owned 50%). In February 2002, Australian Vinyls Corporation was sold and SPCGeon PTE Limited was dissolved. For the nine-month period ended September 30, 2003, the Resin and Intermediates segment included the results for Welvic Australia Pty Ltd, an equity affiliate (owned 37.4%). As of September 1, 2003, Welvic Australia Pty Ltd (Welvic) sold substantially all of its net operating assets to Orica Ltd, the other partner in the joint venture with PolyOne. Following the sale of assets, Welvic Australia Pty Ltd will be liquidated. Through the Welvic sale of operating assets and liquidation, PolyOne estimates it will realize approximately $2.5 million of cash, which approximates its book carrying value. Combined summarized financial information for these equity affiliates is presented below.

                                                        Nine Months Ended
                                                          September 30,
                                               -------------------------------------
(In millions)                                        2003               2002
                                               ------------------ ------------------
   Net sales                                       $ 126.5          $   223.1
   Operating income                                   30.5                8.1
   Net income (loss)                                  20.1               (3.1)

NOTE G - EARNINGS PER SHARE COMPUTATION
Weighted average shares outstanding are computed as follows:

                                                                Three Months Ended              Nine Months Ended
(Shares in millions)                                               September 30,                  September 30,
                                                           ------------------------------ ------------------------------
                                                               2003            2002           2003            2002
                                                           --------------  -------------- --------------  --------------
Weighted-average shares - Basic:
   Weighted-average shares outstanding                           91.7            91.3           91.6            91.2
   Less unearned portion of restricted stock awards
     included in outstanding shares                              (0.6)           (0.6)          (0.6)           (0.6)
                                                           --------------  -------------- --------------  --------------
                                                                 91.1            90.7           91.0            90.6
                                                           ==============  ============== ==============  ==============
Weighted-average shares - Diluted:
   Weighted-average shares outstanding - basic                   91.1            90.7           91.0            90.6
   Plus unearned portion of restricted stock awards
     included in outstanding shares                               -               0.6            -               0.6
   Plus dilutive impact of stock options                          -               0.4            -               0.9
                                                           --------------  -------------- --------------  --------------
                                                                 91.1            91.7           91.0            92.1
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

For the three and nine months ended September 30, 2003, we excluded all outstanding options from the calculation of diluted loss per share because they would have had an anti-dilutive effect due to our net loss and due to the fact that the exercise prices were greater than the average market price of our common shares for the respective periods.

For the three and nine months ended September 30, 2002, the above calculation of the dilutive impact of stock options on the weighted-average shares reflects the impact of the options that had exercise prices that were below the average market price of our common shares for the respective periods. For the three and nine months ended September 30, 2002, there were 9.4 million and 6.8 million options outstanding, respectively, that had exercise prices that exceeded the average market price of our common shares and therefore were not included in the calculation.

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

In 2001, PolyOne announced the closing of 12 former Hanna manufacturing plants. Of the announced sites for closings, nine were in the Performance Plastics business segment and three were in the Elastomers & Performance Additives segment. In 2001, one Performance Plastics and all designated Elastomers & Performance Additives plants were closed. In 2002, five Performance Plastics manufacturing sites closed. In January 2003, PolyOne committed to a refinement to the original 2001 plan and decided to continue operating one facility. Accordingly, in the first quarter of 2003, the reserve of approximately $0.3 million associated with this facility (which relates to an acquired business) was reversed and recognized as a reduction to goodwill of the acquired business. The two remaining facilities were closed during the second quarter of 2003.

During 2003, PolyOne adjusted its estimate of the remaining liabilities associated with the consolidation of Geon and Hanna. As a result of the adjustment, net expense of $1.0 million was recorded and included in "employee separation and plant phase-out" on the Consolidated Statements of Operations.

The components of the acquisition integration liabilities are as follows:

(In millions, except employee numbers)      Employee Separation             Plant Phase-Out Costs
                                      -------------------------------  ------------------------------
                                        Number of                          Cash        Asset Write-
                                        Employees          Costs          Closure          Downs           Total
                                      ---------------  --------------  --------------  --------------  --------------
Balance at December 31, 2002                 159       $      5.0      $      1.5      $      0.3      $      6.8
Utilized in 2003                            (156)            (3.8)           (2.9)            0.2            (6.5)
Goodwill adjustment                            -             (0.3)            -               -              (0.3)
Expense (income) adjustment                    -             (0.4)            1.9            (0.5)            1.0
                                      ---------------  --------------  --------------  --------------  --------------
Balance at September 30, 2003                  3       $      0.5      $      0.5      $         -     $      1.0
                                      ===============  ==============  ==============  ==============  ==============

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

2003 CHARGES Operating income for the first nine months of 2003 was reduced by charges of $34.2 million. Of the 2003 expense, $20.7 million related to the January 16, 2003 announcement to reduce approximately 400 staff personnel. The costs were for employee separation, which consisted of severance and other employee benefits. An additional $5.7 million related to the March 26, 2003 announcement and exit of an Engineered Films plant in the second quarter of 2003, which primarily related to the impairment of plant and equipment and related exiting costs. In June 2003, the decision was made to close the Fort Worth, Texas color additives plant, for which an expense of $3.5 million was recorded. During the second quarter of 2003, PolyOne adjusted its estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. As a result of the adjustment, net reserves of $4.0 million were reversed and included in "employee separation and plant phase-out" on the Consolidated Statements of Operations. During the third quarter of 2003, PolyOne closed two leased Ohio administrative offices, closed a portion of the Mexico Distribution business and reduced manufacturing personnel in the North American plastics businesses. The impact of the third quarter closures and reductions was to reduce operating income by $8.2 million and to terminate 112 employees. See Note L for the breakdown of the third-quarter and year-to-date charges by segment.

2002 CHARGES Operating income in 2002 was reduced by charges of $1.1 million for costs associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics segment. The costs were for employee separation, which consisted of severance and other employee benefits. All 43 employees were terminated in 2002.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

(In millions, except employee numbers)      Employee Separation             Plant Phase-Out Costs
                                      -------------------------------  ------------------------------
                                        Number of                          Cash        Asset Write-
                                        Employees          Costs          Closure          Downs           Total
                                      ---------------  --------------  --------------  --------------  --------------
Balance at December 31, 2002                40         $     13.5      $      1.1      $       -       $     14.6
2003 Expense, net                          643               22.9             3.6             7.7            34.2
Utilized in 2003                          (646)             (26.5)           (2.1)           (7.7)          (36.3)
                                      ---------------  --------------  --------------  --------------  --------------
Balance at September 30, 2003               37         $      9.9      $      2.6      $        -      $     12.5
                                      ===============  ==============  ==============  ==============  ==============

NOTE J - FINANCING ARRANGEMENTS
On May 6, 2003, PolyOne completed a debt refinancing. The refinancing provided liquidity and the funds to repay senior debt that matured in September 2003 and to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, we issued $300 million of 10.625 percent unsecured senior notes, entered into a new three-year $225 million receivables sale facility, and amended and restated the revolving credit facility. The 10.625 percent unsecured senior notes rank equally with all other senior unsecured indebtedness. The new receivables sale facility replaced the former receivables sale facility. The security that had been extended in February 2003 to senior notes and debentures and our guarantee of the SunBelt notes terminated as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of September 30, 2003, PolyOne's secured borrowings were not at levels that would trigger the security on the public indentures.

As of September 30, 2003, PolyOne had not drawn on the revolving credit facility, although it had $25.9 million of letters of credit and $7.9 million of loan guarantees, the majority of which related to our 50% Colombian equity joint venture, outstanding under the facility. As noted above, on May 6, 2003, PolyOne amended and restated its revolving credit facility. As amended and restated, it has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures. The revolving credit facility was further amended on September 25, 2003 to prohibit any borrowings under the facility unless, after giving effect to the borrowing, the interest coverage ratio calculated under the agreement would not be less than 1 and the borrowed debt-to-adjusted EBITDA ratio would be not more than 4.75. The amended and restated revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of PolyOne's domestic intellectual property and inventory and some of PolyOne's domestic real property.

Our amended and restated revolving credit facility and our new receivables sale facility require, among other things, that we comply with interest coverage ratios and for the revolving credit facility borrowed debt-to-adjusted EBITDA earnings ratio, both of which were revised on September 25, 2003. Further, our financing arrangements contain various restrictions and limit payments for purposes such as capital expenditures, acquisitions and dividends.

During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. At September 30, 2003, these seven agreements had a net fair value obligation of ($2.3) million. The weighted-average interest rate for these seven agreements was 5.223%.

NOTE K - SALE OF ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

(In millions)                                                     September 30,       December 31,
                                                                       2003               2002
                                                                 -----------------  -----------------
Trade accounts receivable                                        $       153.5      $       120.1
Retained interest in securitized accounts receivable                     174.5               56.5
Allowance for doubtful accounts                                          (12.8)             (12.3)
                                                                 -----------------  -----------------

                                                                 $       315.2      $       164.3
                                                                 =================  =================

Through May 6, 2003, PolyOne participated in a receivables sale program that provided up to $250 million in liquidity through the sale of certain domestic trade accounts receivable at a cost similar to high-grade commercial paper. As part of the May 6, 2003 debt refinancing, previously discussed in Note J, we terminated the former program and entered into a new receivables sale facility.

Under the terms of the new facility, we continue to sell our accounts receivable to PolyOne Funding Corporation (PFC). PFC is a wholly-owned subsidiary and a qualifying special-purpose entity (QSPE) that is bankruptcy remote and accounted for on an equity basis. At September 30, 2003, accounts receivable totaling $239.1 million were sold by PolyOne to PFC, and are thereby included as a reduction of trade accounts receivable within accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. PFC in turn sells to certain purchasers an undivided interest in our accounts receivable and realizes proceeds of up to $225.0 million, with the maximum amount of proceeds that PFC may receive under the facility currently limited to 85% of the then-current amount of the accounts receivable sold to PFC. On September 25, 2003, PolyOne amended the receivables sale facility to adjust interest coverage ratio requirements. At September 30, 2003, PFC had sold undivided interests in account receivable totaling $64.6 million. PolyOne retains an interest in the $174.5 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. This interest retained by PolyOne is thereby included in accounts receivable on the PolyOne Condensed Consolidated Balance Sheet at June 30, 2003. The new receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit as a sub-limit within the $225 million limit under the facility. Unlike our former receivables sale facility, this new facility does not have termination provisions tied to our senior debt rating.

Under this new arrangement, we receive the remaining proceeds from collection of the receivables after deduction for the aggregate yield payable on the undivided interests in the receivables sold by PFC, a servicer's fee, an unused commitment fee (between 0.5% and 0.75% depending upon the amount of the unused portion of the facility), fees for any outstanding letters of credit, and an administration and monitoring fee ($150,000/annum).

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

NOTE L - SEGMENT INFORMATION
PolyOne operates primarily in four business segments: the Performance Plastics segment, the Elastomers and Performance Additives segment, the Distribution segment, and the Resin and Intermediates segment. Inter-segment sales are accounted for at prices generally approximating those for similar transactions with unaffiliated customers and the elimination of inter-segment sales revenue is included in the "Other" segment. Certain other corporate expenses and eliminations are included in the "Other" segment. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Cash, accounts receivable sold to a third party and certain other assets not identified with a specific segment are included in the "Other" segment.

Senior management uses operating income before special items as a business segment measure of operating performance. Also, EBITDA before special items is used by senior management as a business segment cash flow metric. Senior management presents operating income before special items and EBITDA before special items when discussing the business segments because senior management believes such measures are useful in assessing the underlying earnings and cash generating power of each segment. Special items include gains and losses associated with specific strategic initiatives such as restructuring or consolidation of operations, gains and losses attributable to divestment of joint ventures and certain one-time items. Further, senior management believes that excluding special items provides insight into the underlying metric achievement level and their potential future implication. Operating income before special items and EBITDA before special items may not be comparable to financial performance measures presented by other companies.

(In millions)                                                          ELASTOMERS
                                                                           AND
                                                       PERFORMANCE     PERFORMANCE                   RESIN AND
THREE MONTHS ENDED SEPTEMBER 30, 2003       TOTAL       PLASTICS        ADDITIVES   DISTRIBUTION    INTERMEDIATES    OTHER
                                          -----------  ------------   ------------- ------------    -------------  ----------
Sales to external customers               $    630.3   $    419.1     $     84.6      $    126.6    $        -     $     -
Inter-segment sales                              -           26.2            -               1.5             -         (27.7)
                                          -----------  ------------   -------------   ----------    -------------  ----------
                                          $    630.3   $    445.3     $     84.6      $    128.1    $        -     $   (27.7)
                                          ===========  ============   =============   ==========    =============  ==========

Operating income (loss)                   $      6.9   $      5.3     $     (0.4)     $      1.0    $        7.5   $    (6.5)
Employee separation and plant
  phase-out costs                                8.2          5.6            0.5             0.5             -           1.6
Period plant phase-out costs incurred            1.2          -              -               1.2             -           -
                                          -----------  ------------   -------------   ----------    -------------  ----------
Operating income (loss) before
   employee separation and plant
   phase-out costs                              16.3         10.9            0.1             2.7             7.5        (4.9)
Depreciation and amortization                   18.2         14.2            3.0             0.4             0.1         0.5
                                          -----------  ------------   -------------   ----------    -------------  ----------
EBITDA before employee separation and
   plant phase-out costs                  $     34.5   $     25.1     $      3.1      $      3.1    $        7.6   $    (4.4)
                                          ===========  ============   =============   ==========    =============  ==========

Total assets                              $  2,144.8   $  1,415.6     $    258.0      $    148.5    $      245.3   $    77.4
Capital expenditures                      $      8.8   $      7.6     $      0.6      $      0.2    $        -     $     0.4



(In millions)                                                        ELASTOMERS AND
                                                       PERFORMANCE     PERFORMANCE                    RESIN AND
THREE MONTHS ENDED SEPTEMBER 30, 2002       TOTAL       PLASTICS        ADDITIVES    DISTRIBUTION    INTERMEDIATES    OTHER
                                          -----------  ------------  --------------  ------------    -------------  ----------
Sales to external customers               $   650.7    $    422.1     $     95.2      $    133.4    $        -     $     -
Inter-segment sales                             -            26.8            -               2.4             -         (29.2)
                                          -----------  ------------   -------------   ----------    -------------  ----------
                                          $   650.7    $    448.9     $     95.2      $    135.8    $        -     $   (29.2)
                                          ===========  ============   =============   ==========    =============  ==========

Operating income (loss)                   $    26.3    $     15.6     $      5.0      $      2.4    $        7.3   $    (4.0)
Employee separation and plant
   phase-out costs                              0.2           0.2            -               -               -           -
Period plant phase-out costs incurred           0.5           0.5            -               -               -           -
Plant phase-out accelerated
   depreciation                                 0.5           0.5            -               -               -           -
Restructuring and plant idling costs
   incurred by equity affiliates*               4.1           -              -               -               4.1         -
                                          -----------  ------------   -------------   ----------    -------------  ----------
Operating income (loss) before plant
   phase-out costs and restructuring
   and plant idling costs incurred by          31.6          16.8            5.0             2.4            11.4        (4.0)
   equity affiliate
Depreciation and amortization                  17.7          13.9            2.7             0.4             0.6         0.1
                                          -----------  ------------   -------------   ----------    -------------  ----------
EBITDA before plant phase-out costs
   and restructuring and plant idling
   costs incurred by equity affiliate     $    49.3    $     30.7     $      7.7      $      2.8    $       12.0   $    (3.9)
                                          ===========  ============   =============   ==========    =============  ==========

Total assets                              $ 2,131.0    $  1,409.9     $    276.5      $    157.9    $      233.1   $    53.6
Capital expenditures                      $    16.1    $     13.5     $      0.9      $      0.2    $        -     $     1.5

* 2002 costs include PolyOne's share of OxyVinyls' employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001.


(In millions)                                                          ELASTOMERS
                                                                           AND
                                                       PERFORMANCE     PERFORMANCE                   RESIN AND
NINE MONTHS ENDED SEPTEMBER 30, 2003        TOTAL       PLASTICS        ADDITIVES    DISTRIBUTION   INTERMEDIATES    OTHER
                                          -----------  ------------   -------------  ------------   -------------  ----------
Sales to external customers               $  1,926.7   $   1,268.3    $      266.0    $   392.4     $       -      $     -
Inter-segment sales                             -             85.1            -             4.8             -         (89.9)
                                          -----------  ------------   -------------   ----------    -------------  ----------
                                          $  1,926.7   $   1,353.4    $      266.0    $   397.2     $       -      $   (89.9)
                                          ===========  ============   =============   ==========    =============  ==========

Operating income (loss)                   $      1.5    $     (1.1)    $       1.1    $     5.9     $      17.2    $   (21.6)
Employee separation and plant
  phase-out costs                               35.2          22.9             2.4          1.3             -            8.6
Period plant phase-out costs incurred            2.4           1.2            -             1.2             -           -
Equity affiliate - employee severance
   costs and cumulative effect of a
   change in accounting                          1.8           -              -             -               1.8         -
                                          -----------  ------------   -------------   ----------    -------------  ----------
Operating income (loss) before
   employee separation, plant
   phase-out costs and equity
   affiliate employee severance costs
   and cumulative effect of a change
   in accounting                                40.9          23.0             3.5          8.4            19.0        (13.0)
Depreciation and amortization                   55.1          43.6             9.1          1.2             0.2          1.0
                                          -----------  ------------   -------------   ----------    -------------  ----------
EBITDA before employee separation,
   plant phase-out costs and equity                                                                                      .
   affiliate employee severance costs
   and cumulative effect of a change
   in accounting                          $     96.0   $      66.6    $       12.6    $     9.6     $      19.2    $   (12.0)
                                          ===========  ============   =============   ==========    =============  ==========

Capital expenditures                      $     24.9   $      21.5    $        2.3    $     0.5     $       -      $     0.6


(In millions)                                                          ELASTOMERS
                                                                           AND
                                                       PERFORMANCE     PERFORMANCE                    RESIN AND
NINE MONTHS ENDED SEPTEMBER 30, 2002        TOTAL       PLASTICS        ADDITIVES    DISTRIBUTION   INTERMEDIATES    OTHER
                                          -----------  ------------   ------------   ------------   -------------  ----------
Sales to external customers               $ 1,917.9    $  1,247.4     $    282.7      $    387.8    $        -     $     -
Inter-segment sales                             -            74.5            -               6.0             -         (80.5)
                                          -----------  ------------   ------------    ----------    -------------  ----------
                                          $ 1,917.9    $  1,321.9     $    282.7      $    393.8    $        -     $   (80.5)
                                          ===========  ============   ============    ==========    =============  ==========

Operating income (loss)                   $    52.3    $     45.3     $     11.7      $      8.1    $        0.5   $   (13.3)
Employee separation and plant
   phase-out costs                              1.1           1.1            -               -               -           -
Period plant phase-out costs incurred           0.7           0.7            -               -               -           -
Plant phase-out accelerated
   depreciation                                 1.5           1.5            -               -               -           -
Loss on divestiture of equity
   investments                                  1.5           -              -               -               1.5         -
Restructuring and plant idling costs
   incurred by equity affiliates*               4.9           -              -               -               4.9         -
                                          -----------  ------------   ------------    ----------    -------------  ----------
Operating income (loss) before
   employee separation, plant
   phase-out costs, plant idling costs
   and loss on equity investment               62.0          48.6           11.7             8.1             6.9       (13.3)
Depreciation and amortization                  53.1          41.5            9.1             1.4             0.6         0.5
                                          -----------  ------------   ------------    ----------    -------------  ----------
EBITDA before employee separation,
   plant phase-out costs, plant idling
   costs and loss on equity investment    $   115.1    $     90.1     $     20.8      $      9.5    $        7.5   $   (12.8)
                                          ===========  ============   ============    ==========    =============  ==========

Capital expenditures                      $    49.1    $     36.6     $      3.2      $      0.5    $        -     $     8.8

* 2002 costs include PolyOne's share of OxyVinyls' employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001.

A breakdown of the Performance Plastics segment's sales for the three and nine months ended September 30, 2003 and the changes versus the same periods in 2002, by primary product group, is as follows:

                                        Three months ended September 30, 2003        Nine months ended September 30, 2003
                                      -------------------------------------------  ------------------------------------------
                                          2003          2003           2003           2003          2003           2003
                                        Sales $       Sales $     Shipment Lbs.      Sales $       Sales $     Shipment Lbs.
                                          % of        % Change       % Change         % of        % Change       % Change
                                         Total        vs. 2002       vs. 2002         Total       vs. 2002       vs. 2002
                                      ------------- ------------- ---------------  ------------  ------------  --------------
North American Plastic
   Compounds and Colors (PC&C):
        Vinyl Compounds                      37%           -             -5%              36%            -            -5%
        Colors and Additives                 11%          -7%            -7%              11%           -5%           -2%
        Engineered Materials                  7%         -10%           -13%               7%           -9%          -13%
International PC&C                           24%          17%             9%              24%           26%           16%
Specialty Resin and Formulators              14%          -7%           -10%              14%           -5%           -8%
Engineered Films                              7%         -16%           -16%               8%          -10%           -9%
                                      ------------- ------------- ---------------  ------------  ------------  --------------
   Performance Plastics                     100%          -1%            -6%             100%            2%           -4%

On October 21, 2003, PolyOne announced its intent to pursue the sale of three non-core business operations. The non-core business operations consist of the Specialty Resins and Engineered Films product groups, which are included in the Performance Plastics business, and the Elastomers and Performance Additives business. The following is summary financial information regarding the non-core business operations (Specialty Resins and Engineered Films) included in the Performance Plastics business segment.

(In millions)                                             Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                       -------------------------     -------------------------
                                                          2003          2002           2003           2002
                                                       -----------    ----------     ----------    -----------
Operations:
     Sales                                              $  52.7        $  61.9       $  170.4       $  189.3
     Operating income, before special items                (3.6)          (2.3)         (10.7)           2.2

Other Data:
     EBITDA, before special items                       $  (0.9)       $   0.4       $   (2.5)      $   10.4

Assets, as of September 30                                                           $  206.8       $  227.9

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

PolyOne has accrued for environmental liabilities based upon estimates prepared by our environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $54.5 million at September 30, 2003, represents our best estimate for the remaining remediation costs based upon information and technology currently available. PolyOne believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. However, such additional costs, if any, cannot be currently estimated. Additional information related to our environmental liabilities is included in Note P to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

In connection with the formation of OxyVinyls, PolyOne had guaranteed $42.3 million of OxyVinyls' borrowings from Occidental Petroleum Corporation. This guarantee terminated effective June 30, 2003. PolyOne also has guaranteed $91.4 million of SunBelt's outstanding senior secured notes in connection with a chlor-alkali facility in Macintosh, Alabama. The debt matures in 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Below is a summary of consolidated operating results for the three and nine-month periods ended September 30, 2003 and 2002. Also summarized are the special items included in these periods.

Summary of Consolidated Operating Results                          Three Months Ended               Nine Months Ended
(In millions, except per share data)                                 September 30,                    September 30,
                                                              -----------------------------   ------------------------------
                                                                  2003           2002             2003            2002
                                                              -------------  --------------   --------------  --------------
Sales                                                         $     630.3    $     650.7       $  1,926.7     $    1,917.9
Operating income                                              $       6.9    $      26.3       $      1.5     $       52.3
Net income (loss)                                             $     (43.2)   $       9.8       $    (68.5)    $      (41.4)
(Income) from discontinued operations, net of taxes                   -             (0.2)              -              (1.3)
Cumulative effect of a change in accounting, net of taxes             -              -                 -              53.7
                                                              -------------  --------------   --------------  --------------
Income (loss) before discontinued operations and
    cumulative effect of a change in accounting                     (43.2)           9.6            (68.5)            11.0


Income (loss) per share, diluted                              $     (0.47)   $      0.11      $     (0.75)    $      (0.45)
Income (loss) per share before discontinued operations and
    cumulative effect of a change in accounting               $     (0.47)   $      0.11      $     (0.75)    $       0.12
Per share effect of excluding special costs, increase         $      0.43    $      0.03      $      0.64     $       0.07


Summary of Special Items                                       Three Months Ended             Nine Months Ended
(In millions)                                                     September 30,                 September 30,
                                                           ----------------------------  ----------------------------
                                                               2003           2002           2003           2002
                                                           -------------- -------------  -------------  -------------
Employee separation and plant phase-out cost (1)           $     (8.2)    $     (0.2)    $    (35.2)    $     (1.1)
Period plant phase-out costs incurred (2)                        (1.2)          (0.5)          (2.4)          (0.7)
Equity affiliate - employee severance, liabilities
   associated with the temporary idling of a plant and
   cumulative effect of a change in accounting (3)                -             (4.1)          (1.8)          (4.9)
Loss on divestiture of equity investment (4)                      -              -              -             (1.5)
                                                           -------------- -------------  -------------  -------------
   Subtotal - impact on EBITDA (expense)                         (9.4)          (4.8)         (39.4)          (8.2)
Plant phase-out accelerated depreciation (2)                      -             (0.5)           -             (1.5)
                                                           -------------- -------------  -------------  -------------
   Subtotal - impact on operating expense                        (9.4)          (5.3)         (39.4)          (9.7)
Loss on sale (5)                                                  -              -             (0.2)           -
                                                           -------------- -------------  -------------  -------------
   Total - impact on pre-tax expense                             (9.4)          (5.3)         (39.6)          (9.7)
Income tax benefit on above items                                 3.0            1.9           14.7            3.5
Foreign tax dividend (6)                                        (24.0)           -            (24.0)           -
Tax allowance (7)                                                (9.0)           -             (9.0)           -
                                                           -------------- -------------  -------------  -------------
Total after-tax (expense) before discontinued operations
   and cumulative effect of a change in accounting         $    (39.4)    $     (3.4)    $    (57.9)    $     (6.2)
                                                           ============== =============  =============  =============

(1) These costs include severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plants and equipment related to restructuring initiatives. The 2003 expense relates to the following:
     --   January 16, 2003 announcement to reduce approximately 400 staff personnel.
     -- March 26, 2003 announcement to exit an Engineering Films plant in Yerington, Nevada.
     --   June 2003 decision to close the Fort Worth, Texas plant.
     -- Second quarter reversal of restructuring costs provided for in prior years.
     -- Third quarter reduction of 112 North American plastics personnel (71 in manufacturing and 41 in sales and administration). Manufacturing reductions include the shutdown of the St. Remi, Quebec powder production, elimination of vinyl compound production shifts and staff reductions at the Macedonia, Ohio engineered materials plant.
     --   Third quarter closure of two leased Ohio administrative offices.
     -- Third quarter closure of a portion of the Mexico distribution business. The restructuring costs include asset write-offs totaling $0.4 million.
     The 2002 expense was associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics business segment.
(2) These are plant and phase-out costs associated with the 2001 Geon restructuring initiatives that are to be recognized as period costs versus when the restructuring initiative was approved. In connection with the acquisition of Hanna and resulting formation of PolyOne, management developed several initiatives to capture the strategic value of the combined former Geon and former Hanna businesses. This resulted in several announcements in 2001 that former Geon plants and Hanna plants would be closed. The initiatives also included the termination of corporate and other positions at Geon and former Hanna locations. The 2003 third quarter expense is for the write-off of inventory and receivables as a result of the decision to close the Mexico distribution business.
(3) The second quarter 2003 expense relates to employee severance costs associated with a personnel reduction undertaken by OxyVinyls. In addition, the 2003 first nine months expense includes a charge for the cumulative effect of a change in accounting upon OxyVinyls adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." The 2002 costs include PolyOne's share of OxyVinyls employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001 and the asset write-off and decommissioning costs related to the permanent closure of a portion of a plant in 2002.
(4) Includes the 2002 first quarter loss on our divestiture of our 37.4% investment in the PVC resin operations of Australian Vinyls Corporation.
(5)  Loss recorded for the sale of our European vinyl compounding business.
(6) U.S. tax expense related to foreign subsidiary dividends to be paid in the fourth quarter of 2003.
(7) Tax allowance to reduce net U.S. deferred income tax assets resulting from operating loss carry-forwards

TOTAL COMPANY REPORTED RESULTS

For the U.S. economy, the Economic Index of U.S. Industrial Production Manufacturing (Excluding Selected High Technology Industries) increased in the 2003 third quarter slightly, or 0.3% over the 2003 second quarter, but was approximately 2% below the third quarter of 2002. Europe's GDP growth in the third quarter of 2003 was estimated to be flat with the same 2002 period per the October 2003 Consensus Forecasts. In Asia, 2003 GDP growth continues at a pace forecasted as 3.3% for 2003.

Third quarter 2003 sales of $630.3 million were $20.4 million, or 3% lower than third quarter 2002. Each business segment reported sales decreases in the third quarter of 2003 compared to the same period a year ago. Within the Performance Plastics business segment, the International Plastic Compounds and Colors (PC&C) product group realized a 17% sales increase in the quarter, which included the effects of the December 2002 Transcolor acquisition and currency translation. Excluding the effects of the Transcolor acquisition and currency translation, the International PC&C sales decreased 2%. Also, within the Performance Plastics business segment, the Vinyl Compounding product group's sales were flat compared with the same period last year.

For the nine months ended September 30, 2003, sales were $1,926.7 million, which was $8.8 million above the same period in 2002. For the first nine months of 2003 versus 2002, Performance Plastics reported sales growth of 2% and Distribution sales increased 1%. The 2003 year-to-date Elastomers and Performance Additives sales decreased 6% compared to the same period in 2002. Within Performance Plastics, the International PC&C sales increase of 26% benefited $30.2 million from the December 2002 acquisition of Transcolor and approximately $38.2 million from favorable Euro-to-U.S. dollar currency exchange. Before the effects of the Transcolor acquisition and currency translation, the 2003 first nine months International PC&C sales were 1% below the 2002 same period.

PolyOne reported operating income of $6.9 million for the third quarter of 2003, a decrease of $19.4 million compared to the same period last year. Of the 2003 operating income decrease of $19.4 million, special items represented $4.1 million of the change. The special items impacting operating income in both third quarters primarily relate to restructuring initiatives. In addition to previously announced restructuring initiatives, the 2003 third quarter special items reflected the decision to reduce North American manufacturing and overhead staffing, close two Ohio administrative offices and close a portion of the Mexico Distribution business. See the table under "Summary of Special Items," which provides additional information on special items. The 2003 third quarter $15.3 million decrease in operating income before special items was largely the result of decreases in Performance Plastics of $5.9 million, Elastomers and Performance Additives of $4.9 million and Resin and Intermediates (R&I) of $3.9 million. Within PolyOne's operating businesses (total Company excluding the R&I segment) the margin associated with lower sales volumes and lower product material margins, particularly in vinyl compounds and engineered films, more than offset benefits from cost savings initiatives and favorable currency translation of approximately $0.9 million.

In the first nine months of 2003, PolyOne had operating income of $1.5 million versus operating income of $52.3 million in the same 2002 period. For the nine months ended September 30, the 2003 special items in operating income, consisting primarily of restructuring costs and losses on divestments, were expense of $39.4 million versus expense of $9.7 million for the same period in 2002. For the nine month period, the 2003 versus 2002 decrease in operating income before special items of $21.1 million primarily resulted from decreases in Performance Plastics of $25.6 million and Elastomers and Performance Additives of $8.2 million, which was partially offset by an increase in the R&I segment of $12.1 million. The earnings decreases in Performance Plastics and Elastomers and Performance Additives largely were due to higher material costs that have not been fully recovered in higher selling prices and lower sales volumes. The margin compression was most severe in the North American Vinyl Compounds, Specialty Resins and Engineered Films operations. The improvement in the R&I segment resulted from higher SunBelt earnings of $14.5 million that were partially offset by lower OxyVinyls earnings of $3.8 million. The $14.6 million reduction in the 2003 year-to-date selling and administrative expense was largely driven by personnel reductions in connection with the various restructuring initiatives.

Interest expense in the third quarter of 2003 of $19.2 million increased $7.6 million compared to the same quarter in 2002. The higher 2003 interest expense was primarily due to the issuance of $300 million of 10.625 percent unsecured senior notes during the second quarter of 2003. Interest expense in the first nine months of 2003 of $49.0 million increased $17.6 million compared to the same period in 2002. The higher 2003 interest expense primarily was due to the issuance of $300 million of 10.625 percent unsecured senior notes in the second quarter of 2003 and the issuance of $200 million of 8.875 percent unsecured senior notes in the second quarter of 2002.

In the third quarter of 2003, other expense, net, which included the finance costs associated with the receivables sale facility, foreign currency gains and losses and other miscellaneous expenses, totaled $3.5 million, an increase of $4.0 million over the same period in 2002. The increase was primarily due to a $2.1 million increase from the impact of foreign currency losses and an $0.5 million increase in the finance costs associated with the receivables sale facility. Additionally, the 2002 expense included an $0.8 million gain from the sale of property. Other expense, net included the finance costs associated with the receivables sale facility, foreign currency gains and losses and other miscellaneous expenses. In the first nine months of 2003, other expense, net totaled $10.1 million, an increase of $6.2 million over the same period in 2002. The increase was primarily due to a $3.7 million increase from the impact of foreign currency losses and an $0.8 million increase in the finance costs associated with the receivables sale facility. The 2003 other expense, net also included a purchase premium of $0.8 million on the early buy-back and retirement of a portion of the unsecured senior notes that matured in September 2003.

Despite a 2003 third quarter consolidated pre-tax loss of $15.5 million that included Mexico restructuring charges of $1.7 million on which no tax benefit was recorded, the quarter's income tax expense was $27.7 million. The quarter's special tax items included tax expense of $24.0 million related to the repatriation of earnings from foreign subsidiaries and a $9.0 million tax allowance to reduce the U.S. deferred income tax assets to deferred income tax liabilities, or a not amount that is more likely than not to be realized. Excluding the above items, the effective income tax rate for the third quarter of 2003 was 38.4%. For the third quarter of 2002, the effective income tax expense rate on income from continuing operations was 37.3%. The 2003 nine-month income tax expense was $11.5 million on a consolidated pre-tax loss of $57.0 million. The 2003 year-to-date special tax items included the above noted items. Excluding the above items, the effective income tax rate for the first nine months of 2003 was 37.7%. For the first nine months of 2002, the effective income tax expense rate on income from continuing operations was 37.5%.

The third quarter 2003 net loss was $43.2 million versus a net income of $9.8 million in the third quarter of 2002. The 2003 third quarter loss included special charges after-tax of $39.4 million compared to 2002 charges of $3.4 million. The net loss before discontinued operations and cumulative effect of a change in accounting for the nine months ended September 30, 2003 was $68.5 million compared to a 2002 nine-month net income before discontinued operations and cumulative effect of a change in accounting of $11.0 million. The 2003 year-to-date loss included special after-tax charges of $57.9 million compared to 2002 charges of $6.2 million.

BUSINESS SEGMENT INFORMATION

Senior management uses operating income before special items as a business segment measure of operating performance. Also, EBITDA before special items is used by senior management as a business segment cash flow metric. Senior management presents operating income before special items and EBITDA before special items when discussing the business segments because senior management believes these measures are useful in assessing the underlying earnings and cash generating power of each segment. Special items include gains and losses associated with specific strategic initiatives such as restructuring or consolidation of operations, gains and losses attributable to divestment of joint ventures, and certain one-time items. Further, senior management believes that excluding special items provides insight into the underlying metric achievement level and their potential future implication. Operating income before special items and EBITDA before special items may not be comparable to financial performance measures presented by other companies. For additional information regarding business segment data, see Note L to the Quarterly Condensed Consolidated Financial Statements.

(In millions)                                                  Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                           ----------------------------  ----------------------------
                                                               2003           2002           2003           2002
                                                           -------------- -------------  -------------  -------------
OPERATIONS:

Sales:
     Performance Plastics                                  $     445.3     $    448.9     $  1,353.4     $  1,321.9
     Elastomers and Performance Additives                         84.6           95.2          266.1          282.7
     Distribution                                                128.1          135.8          397.1          393.8
     R&I                                                           -              -              -              -
     Other                                                       (27.7)         (29.2)         (89.9)         (80.5)
                                                           -------------- -------------  -------------  -------------
                                                           $     630.3     $    650.7     $  1,926.7     $  1,917.9
                                                           ============== =============  =============  =============

Operating income before special items:
     Performance Plastics                                  $      10.9     $     16.8     $     23.0     $     48.6
     Elastomers and Performance Additives                          0.1            5.0            3.5           11.7
     Distribution                                                  2.7            2.4            8.4            8.1
     R&I                                                           7.5           11.4           19.0            6.9
     Other                                                        (4.9)          (4.0)         (13.0)         (13.3)
                                                           -------------- -------------  -------------  -------------
                                                           $       16.3    $     31.6     $     40.9     $     62.0
                                                           ============== =============  =============  =============
OTHER DATA:

EBITDA before special items:
     Performance Plastics                                  $      25.1     $     30.7     $     66.6     $     90.1
     Elastomers and Performance Additives                          3.1            7.7           12.6           20.8
     Distribution                                                  3.1            2.8            9.6            9.5
     R&I                                                           7.6           12.0           19.2            7.5
     Other                                                        (4.4)          (3.9)         (12.0)         (12.8)
                                                           -------------- -------------  -------------  -------------
                                                           $      34.5     $     49.3     $     96.0     $    115.1
                                                           ============== =============  =============  =============

COMMENTARY ON BUSINESS SEGMENT OPERATING RESULTS

PERFORMANCE PLASTICS had third quarter 2003 sales of $445.3 million, compared with sales of $448.9 million in the third quarter of 2002. For the nine-month period ended September 30, 2003, sales totaled $1,353.4 million, or $31.5 million above the same period in 2002. A breakdown of the 2003 second quarter and nine months segment sales, by primary product group, is as follows:

                                        Three months ended September 30, 2003        Nine months ended September 30, 2003
                                      -------------------------------------------  ------------------------------------------
                                          2003          2003           2003           2003          2003           2003
                                        Sales $       Sales $     Shipment Lbs.      Sales $       Sales $     Shipment Lbs.
                                          % of        % Change       % Change         % of        % Change       % Change
                                         Total        vs. 2002       vs. 2002         Total       vs. 2002       vs. 2002
                                      ------------- ------------- ---------------  ------------  ------------  --------------
North American Plastic
   Compounds and Colors (PC&C):
        Vinyl Compounds                      37%           -             -5%              36%            -            -5%
        Colors and Additives                 11%          -7%            -7%              11%           -5%           -2%
        Engineered Materials                  7%         -10%           -13%               7%           -9%          -13%
International PC&C                           24%          17%             9%              24%           26%           16%
Specialty Resin and Formulators              14%          -7%           -10%              14%           -5%           -8%
Engineered Films                              7%         -16%           -16%               8%          -10%           -9%
                                      ------------- ------------- ---------------  ------------  ------------  --------------
   Performance Plastics                     100%          -1%            -6%             100%            2%           -4%

The only product group to report sales growth in the 2003 third quarter was International PC&C, which benefited $8.8 million from the December 2002 acquisition of Transcolor and approximately $8.7 million from favorable Euro-to-U.S. dollar currency exchange. Before the effects of the Transcolor acquisition and currency translation, the 2003 third quarter International PC&C sales were 2% below the 2002 third quarter and volume was down 2% for the same period. The North American Vinyl Compounds sales were flat with the same quarter last year, while the pounds shipped were down 5% on weaker demand. Since a year ago, vinyl compound selling prices have increased but are not sufficient to fully recover higher raw material costs. In the 2003 third quarter, the North American Colors and Additives sales revenue was a combined 2% higher than the same quarter last year in Packaging, Wire & Cable, and Producer Services markets, but was offset by a 14% decline in sales in other market platforms, especially Custom Molding and Automotive. Color average selling prices were higher in all markets except Pipe & Fittings. The decrease in North American Engineered Materials sales was primarily due to lower pounds shipped in nearly all markets and was partially offset by increased selling prices in most markets and a sales mix that resulted in an overall higher average selling price per pound. In the Specialty Resins and Formulators product group, the lower sales volumes (Specialty Resins down 14% and Formulators down 5%) were partially offset by increased average selling prices in both Specialty Resins and in Formulators. Engineered Films sales decreased both in the custom and automotive operations. The automotive industry production and PolyOne supplied platforms were down approximately 8% versus the 2002 third quarter. The remainder of the automotive sales decline was due to old programs terminating over approximately the past twelve months. Softening in several applications reduced custom sales, especially Thin Films and other industrial markets, as well as the movement of Office Products overseas.

For 2003 year-to-date, within Performance Plastics, the International PC&C sales increase of 26% benefited $30.2 million from the December 2002 acquisition of Transcolor and approximately $38.2 million from favorable Euro-to-U.S. dollar currency exchange. Before the effects of the Transcolor acquisition and currency translation, the 2003 first nine months International PC&C sales were 1% below the 2002 same period, while volume increased 2% during the period. North American Vinyl Compound 2003 shipments were 5% below the comparable last year period, primarily lead by decrease in sales volumes in Wire & Cable and Packaging with higher average selling prices offsetting the volume decrease. The North American Colors and Additives 2003 year-to-date shipments are 2% below the 2002 same period, led by decreases from market erosion in Custom Molding (26% decline) and 18% lower sales volumes in Automotive, nearly offset by a combined 17% increase in Pipe & Fittings and Producer Services markets. While Color selling prices increased in most markets, the sales mix resulted in a lower overall average 2003 nine-month selling price. The North American Engineered Materials sales and shipment weakness for the 2003 and 2002 nine months was largely due to lower volumes in most markets except Wire & Cable. Also, the 2003 year-to-date Engineered Films sales and shipments decrease versus the same 2002 period was largely in the automotive operations and caused by lower automotive industry sales and the terminating of old platform programs. Film sales also decreased in the Loose-leaf and Thin Films markets of the custom operations.

Operating income before special items for the Performance Plastics segment in the third quarter of 2003 was $10.9 million, a decrease of $5.9 million compared to the third quarter of 2002. This decrease in operating income before special items resulted from a combination of the margin associated with the lower sales and margin compression in North American Vinyl Compounds and Engineered Films due to the impact of modestly higher PVC resin. These negative impacts to income were partially offset by lower costs from restructuring initiatives and favorable currency translation of $0.9 million. The third quarter 2003 U.S. industry average PVC resin selling price was approximately 0.5 cents per pound above the same period in 2002.

Operating income before special items for the Performance Plastics segment in the first nine months of 2003 was $23.0 million, or $25.6 million below the same period in 2002. The lower 2003 year-to-date operating income before special items was largely due to lower sales volumes and higher material costs that have not been fully recovered in higher selling prices. The margin compression was most severe in the North American Vinyl Compounds, Specialty Resins and Engineered Films operations. The 2003 year-to-date U.S. industry average PVC resin selling price was nearly 7 cents per pound above the same period in 2002.

ELASTOMERS AND PERFORMANCE ADDITIVES sales were $84.6 million in the third quarter of 2003, a $10.6 million, or 11%, decrease compared to the same quarter in 2002. The 2003 third quarter shipment volume in pounds was down 14% versus 2002. In the third quarter of 2003 compared to 2002, elastomer compounding sales (excludes rolls and additives) decreased $9.1 million. Contributing to the sales decrease were weak industrial and automotive industry production levels. Additives revenue declined $1.7 million from slower customer demand, while rolls sales increased $0.2 million from new 2003 business. For the first nine months of 2003 sales were $266.1 million, or 6% below the same period in 2002, which was in line with the lower shipment volumes. The year-to-date decreases in sales revenue occurred in compounding, which was down 5.6%, and in additives, which was down 15.8%. Rolls revenues increased 2.8%. Compounding and additives revenues were down due to weaker industrial and automotive demand. In addition, compounding revenue was also impacted due to the fact that a few significant customers took some mixing business back in-house.

Operating income before special items in the third quarter of 2003 was $0.1 million, or $4.9 million below the same quarter in 2002. The 2003 year-to-date operating income before special items was $3.5 million, or $8.2 million below the first nine months of 2002. For both the 2003 third quarter and year-to-date periods, lower sales volumes were the primary driver of lower earnings with some reduction from energy-related raw material costs outpacing increases in selling prices.

DISTRIBUTION sales in the third quarter of 2003 were $128.1 million, or 6% below the same quarter in 2002. The shipment volume in pounds when comparing the same periods was down 12% in 2003. For the 2003 third quarter versus the comparable period in 2002, U.S. and Canada sales decreased by 3% while the shipment volume declined 7%. In Mexico, sales declined by approximately 50% due to a decision to exit a portion of the business. Sales in the first nine months of 2003 were $397.1 million, 1% above the same period in 2002. U.S. and Canada sales increased 4% and sales volumes decreased 2% while Mexico sales and volumes declined. In the U.S., volumes benefited from continued strength of sales of PolyOne produced vinyl compounds while sales of commodity resins were down. Average selling prices increased due to sales mix and higher commodity resin prices.

Operating income before special items in the third quarter of 2003 was $2.7 million, or $0.3 million above the third quarter of 2002. The 2003 increase in operating income before special items was primarily due to the reduction of costs in Mexico and lower spending in the U.S. and Canada more than offsetting the lower sales. Operating income before special items in the first nine months of 2003 was $8.4 million, or $0.3 million above 2002 year-to-date.

R&I operating income before special items, consisting of equity income from joint ventures, allocated overhead support cost and costs associated with past operations, was $7.5 million for the third quarter of 2003, or $3.9 million below the third quarter of 2002. PolyOne's share of equity earnings before special items in the third quarter of 2003 compared to the same quarter in 2002 decreased from OxyVinyls by $8.1 million and was partially offset by an increase from SunBelt of $2.3 million. OxyVinyls third quarter earnings in 2003 versus 2002 suffered from higher energy costs of approximately $1.75 per million BTU's and lower PVC resin margins due to higher average industry ethylene cost of approximately 4.5 cents per pound and higher chlorine cost of approximately $15 per ton. The OxyVinyls chlor-alkai operations benefited from higher industry caustic soda prices of approximately $50 per ton. Comparing the quarters, the average industry spread of PVC resin selling prices over ethylene and chlorine costs decreased by approximately 2.0 cents per pound. The SunBelt earnings improvement was primarily driven by the higher average industry selling prices of chlorine and of caustic soda in the third quarter of 2003 versus the same period a year ago.

In the first nine months of 2003, the R&I segment had operating income before special items of $19.0 million or $12.1 million above the same period in 2002. The improvement in the R&I segment resulted from higher SunBelt earnings of $14.5 million that was partially offset by lower OxyVinyls earnings of $3.8 million. For the nine months of 2003 versus 2002, the average industry selling price for chlorine increased approximately $120 per ton and caustic soda increased approximately $65 per ton. For the comparable nine-month periods, OxyVinyls earnings decreased primarily due to higher average natural gas costs of approximately $2.30 per million BTU's, which was largely offset by higher chlor-alkali earnings driven the higher industry average selling prices of chlorine and caustic soda, while the average industry spreads of PVC selling prices over ethylene and chlorine costs were nearly flat.

OTHER consists primarily of corporate governance costs that are not allocated to business segments and inter-segment profit elimination. Operating income before special items was an expense of $4.9 million in the third quarter of 2003 compared to an expense of $4.0 million in the same quarter of 2002. The third quarter inter-segment elimination of profit in inventory in 2003 was $1.1 million greater than 2002. For the nine-month periods, the 2003 operating income before special items was an expense of $13.0 million, or $0.3 million below 2002.

CASH FLOWS

For the nine months ended September 30, 2003 operating activities from continuing operations used cash of $164.4 million. For the nine-month period, the amount sold under the receivables sale facility was reduced $95.3 million. For the first nine months of 2003 working capital increased $278.7 million.

Before changes in the level of accounts receivable sold, operating activities utilized cash of $69.1 million in the first nine months of 2003. Commercial working capital (trade accounts receivables before receivables sold plus FIFO inventories less accounts payables) increased $47.6 million in the nine months ended September 30, 2003. Cash funding of restructuring initiatives was $35.3 million in the first nine months of 2003. The level of accounts receivable sold decreased $95.3 million in the first nine months of 2003. When comparing the nine months ended September 30, 2003 versus the nine months ended September 30, 2002, net cash used by continuing operations for operating activities increased $104.2 million. This increase was primarily due to EBITDA for the nine months ended September 30, 2003 being $50.3 million lower than the comparable period in 2002, plus a reduction in the level of accounts receivables sold of $70.1 million, and plus a reduction in accrued expenses and other of $25.5 million largely due to increased payments of employee separation and plant phase-out costs, that was partially offset by a smaller 2003 increase in the level of commercial working capital.

Investing activities from continuing operations for the nine months ended September 30, 2003 used cash of $13.8 million. Cash spending for the nine months ended September 30, 2003 included capital expenditures of $24.9 million and businesses acquired of $15.8 million. Also, the first nine months of 2003 included proceeds from the sale of assets of $27.0 million.

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2003 was $190.4 million, primarily reflecting the issuance of $300 million of 10.625% unsecured senior notes and subsequent reduction of short-term debt. No dividends were paid in the first nine months of 2003.

Commercial Working Capital (CWC) is a non-GAAP financial measure used by management to support its cash management activities. Management presents CWC because it believes CWC is useful to investors as it focuses on that portion of GAAP working capital that would be expected to impact liquidity as changes in sales levels occur. CWC may not be a comparable metric to that used by other companies. The table below is a reconciliation of GAAP working capital to PolyOne's defined Commercial Working Capital.

Reconciliation of GAAP Working Capital to CWC
(In millions)                                                    September 30, 2003
                                                                 -------------------
Total current assets                                              $     688.7
Total current liabilities                                              (389.7)
                                                                 -------------------
Working Capital (GAAP)                                                  299.0

Add:       Short-term and current long-term debt                          1.7
           Accrued liabilities                                          131.0
           Receivable securitization and LIFO reserve                    90.2
Deduct:    Cash                                                         (50.4)
           Deferred tax asset, current                                  (41.2)
           Other current assets                                         (22.8)
                                                                 -------------------
Commercial Working Capital                                        $     407.5
                                                                 ===================

Trade Accounts Receivable before Receivables Sold                 $     379.8
FIFO Inventories                                                        284.7
Accounts Payable                                                       (257.0)
                                                                 -------------------
     Total                                                        $     407.5
                                                                 ===================

CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2003, PolyOne had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $985.7 million. As of September 30, 2003, PolyOne had utilized $851.5 million of these facilities and approximately $134.2 million was available to be drawn while remaining in compliance with all facilities. The utilized facilities consisted of long-term debt of $785.9 million (including $777.5 million of senior unsecured notes and debentures), short-term debt of $0.9 million, capital leases of $0.1 million and receivables sold of $64.6 million.

Of the capital resource facilities available to PolyOne as of September 30, 2003, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures. As of September 30, 2003, PolyOne sold accounts receivable of $64.6 million and had guaranteed unconsolidated equity affiliate debt of $91.4 million for SunBelt.

On May 6, 2003, PolyOne completed a debt refinancing. The refinancing provided liquidity and the funds to repay senior debt that matured in September 2003 and to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, we issued $300 million of 10.625 percent unsecured senior notes, entered into a new three-year $225 million receivables sale facility, and amended and restated the revolving credit facility. The 10.625 percent unsecured senior notes rank equally with all other senior unsecured indebtedness. The new receivables sale facility replaced the former receivables sale facility. The security that had been extended in February 2003 to senior notes and debentures and our guarantee of the SunBelt notes terminated as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of September 30, 2003, PolyOne's secured borrowings were not at levels that would trigger the security on the indentures governing the senior notes and debentures and guarantee of the SunBelt notes.

As of September 30, 2003, PolyOne had not drawn on the revolving credit facility, although it had $25.9 million of letters of credit and $7.9 million of loan guarantees, the majority of which related to its 50% Colombian equity joint venture, outstanding under the facility. As noted above, on May 6, 2003, PolyOne amended and restated its revolving credit facility. As amended and restated, it has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures. The revolving credit facility was further amended on September 25, 2003 to prohibit any borrowings under the facility unless, after giving effect to the borrowing, the interest coverage ratio calculated under the agreement would be not less than 1 and the borrowed debt-to-adjusted EBITDA ratio would be not more than 4.75. The amended and restated revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of PolyOne's domestic intellectual property and inventory and some of PolyOne's domestic real property.

PolyOne's amended and restated revolving credit facility and the new receivables sale facility require, among other things, PolyOne to maintain certain interest coverage and borrowed debt-to-adjusted EBITDA earnings ratios. Further, the financing arrangements limit payments for purposes such as capital expenditures, acquisitions and dividends. On September 25, 2003, the required financial ratios in the financing arrangements were amended. The following table summarizes the current defined financial covenant ratios for the remainder of 2003 and 2004 under the amended and restated revolving credit facility (both ratios apply) and the new receivables sale facility (only the interest coverage ratio applies to the receivables sale facility):

                                                                        Borrowed
                                                                        Debt-to-
                                                    Interest            Adjusted
                                                 Coverage Ratio          EBITDA
                                                                          Ratio
                                                   (Minimum)           (Maximum)
                                                -----------------  -------------------
Agreement compliance
   Third quarter of 2003                                 .50              20.00
   Fourth quarter of 2003                                .65              15.00
   First quarter of 2004                                 .75              13.00
   Second quarter of 2004                               1.00              10.25
   Third quarter of 2004                                1.50               7.50
   Fourth quarter of 2004                               1.90               5.75


On May 6, 2003, PolyOne terminated its former receivables sale facility and entered into a new receivables sale facility. Under the terms of the agreement governing the new facility, the Company is allowed to sell accounts receivable and realize proceeds of up to $225.0 million. However, the maximum amount of proceeds that may be received is limited to 85% of the amount of eligible domestic accounts receivable sold. The new receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit. Although the former receivables sale facility contained a provision that would allow the purchasers of the accounts receivable to terminate the facility if senior debt ratings fell below specified levels, the new receivables sale facility does not contain any credit ratings provision. On September 25, 2003, PolyOne amended the receivables sale facility to adjust interest coverage ratio requirements.

The realization of profitable operations will be important to (1) maintaining the existing levels of available capital resources, (2) any refinancing of a portion of the existing capital resources, and (3) the execution of our announced restructuring initiatives. The sum of EBITDA ($111.4 million) and special items totaled approximately $124 million in the year 2002. In the first nine months of 2003, the sum of EBITDA ($56.6 million) and special items totaled $96.0 million, or $19.1 million below the comparable amount in 2002. EBITDA must cover expenditures for financing costs (interest expense and discount on sale of accounts receivable, which were approximately $53 million in the first nine months of 2003 and are projected to be $72 million for the full year), spending associated with restructuring, cash taxes, capital expenditures and cash to fund sales growth through increased working capital requirements. Cash spending for the restructuring initiatives to-date (North American manufacturing improvements, business unit initiatives and the selling and administrative cost-reduction program) was approximately $39 million in the first nine months of 2003 and is projected to be approximately $47 million for the year. Capital expenditures for the year 2003 are projected to be approximately $35 to $40 million. In December 2002, PolyOne announced that it would suspend the payment of dividends commencing in the first quarter of 2003.

In the first nine months of 2003, PolyOne contributed, primarily in the third quarter, approximately $16 million to its qualified defined benefit pension plans, which exceeded the 2003 required minimum funding of approximately $1 million. PolyOne currently estimates that there will be no required minimum funding in 2004. Market asset performance in 2003 will impact the final minimum funding requirements in 2005. An assumed 8.75% long-term rate of return on pension assets in 2003 would produce a projected minimum funding requirement by September 15, 2005 of approximately $36 million. The actual 2003 nine-month asset return was approximately 14% (each 1% return on asset variance in 2003 from 8.75% impacts the 2005 minimum funding by approximately $1 million). However, PolyOne intends to continue funding in excess of any minimum required for the qualified defined benefit pension plans during calendar 2004, which would reduce any otherwise required funding by September 15, 2005.

Based on its current projected operations, PolyOne believes that it should be able to continue to manage and control working capital, discretionary spending and capital expenditures, and that cash flow generated from operations, along with the borrowing capacity under the revised revolving credit facility and new receivables sale facility, should be adequate to fund its operations and to meet its debt service requirements.

Senior management uses EBITDA and EBITDA before special items, both of which are non-GAAP financial measures, as cash flow metrics. PolyOne believes that EBITDA and EBITDA before special items are useful to investors as cash flow metrics, both at the consolidated and business segment levels, to assess liquidity and operating cash flow available for working capital, investing activities, financing activities and other spending, such as restructuring. When PolyOne's management reviews results, special items are excluded from EBITDA in order to enhance the understanding of their current level and their potential future implications. Below is a reconciliation of EBITDA and EBITDA before special items to net cash used by operating activities for continuing operations, which is the most directly comparable GAAP measure. We are also supplementally providing a reconciliation of EBITDA and EBITDA before special items to net loss for informational purposes.

          Reconciliation of EBITDA and EBITDA before special items to
                        Cash Flow and Operating Results

                                                                                          Nine Months Ended
                                                                                          September 30, 2003
                                                                                   --------------------------------
(In millions)                                                                          Cash           Operating
                                                                                       Flow            Results
                                                                                   -------------    ---------------
Net cash used by operating activities for continuing operations                       ($164.4)
Net loss                                                                                                ($68.5)
Cumulative effect of a change in accounting
Income from discontinued operations
Income tax expense (benefit)                                                                              11.5
Interest expense, net                                                                                     48.4
Other expense, net                                                                                        10.1
Depreciation and amortization                                                                             55.1
Payments of interest, taxes and discount on sale of receivables                          38.4
Equity and minority interest income (loss)                                               25.8
Dividends and distributions received                                                    (12.6)
Realized currency gains (losses)                                                          8.9
Investment writedown and asset losses                                                    (0.2)
Receivables sale facility, decrease                                                      95.3
Commercial working capital                                                               47.6
Accrued expenses and other                                                               17.8
                                                                                   -------------    ---------------
EBITDA                                                                                   56.6             56.6
Special items, expense                                                                   39.4             39.4
                                                                                   -------------    ---------------
EBITDA before special items                                                             $96.0            $96.0
                                                                                   =============    ===============

ACCOUNTING POLICIES AND ESTIMATES

Note C of the 2002 Annual Consolidated Financial Statements contains a summary of PolyOne's accounting policies and commentary on the nature of estimates made in the preparation of the financial statements. The following is a description of important management judgments relating to the PolyOne 2002 Annual Consolidated Financial Statements and the Quarterly Condensed Consolidated Financial Statements for the three and nine-month periods ended September 30, 2003 (Unaudited).

ENVIRONMENTAL ACCRUED LIABILITY. PolyOne has accrued $54.5 million to cover future environmental remediation expenditures, and believes none of these matters, either individually or in the aggregate, should have a material adverse effect on its capital expenditures, earnings, cash flow or liquidity. The accrual represents PolyOne's best estimate of the remaining probable remediation costs based upon information and technology currently available. PolyOne believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. However, the additional costs, if any, cannot be currently estimated. For additional discussion, refer to Note P to the Annual Consolidated Financial Statements and to Note M to the Quarterly Condensed Consolidated Financial Statements.

RESTRUCTURING COSTS. As of September 30, 2003, PolyOne had an accrued liability of $13.5 million for future estimated employee severance and plant closing costs. This liability related to costs remaining in association with current year and prior year restructuring initiatives. During the current year, the liability was increased by $35.2 million, which related to current year initiatives and adjustments to the remaining estimated liabilities for prior year announced initiatives. Current year initiatives, totaling $38.5 million, included two plant closures, the reduction of approximately 400 staff personnel and 112 North American plastics personnel, the closure of two leased facilities in Ohio and the closure of a portion of the Mexico Distribution business. During 2003, PolyOne adjusted its estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. As a result of the adjustment, net reserves of $3.0 million were reversed and included in "employee separation and plant phase-out" on the Consolidated Statements of Operations. In addition, in 2003, PolyOne committed to a refinement to a prior year initiative and decided to continue operating one facility. Accordingly, in 2003, the reserve of approximately $0.3 million associated with this facility (which relates to an acquired business) was reversed and recognized as a reduction to goodwill of the acquired business.

In addition, as of September 30, 2003, the net property carrying value to be realized for the plants closed or to be closed was $9.0 million (some assets will be transferred to other locations as production ceases). For additional discussion, refer to Notes F and G to the Annual Consolidated Financial Statements and to Notes H and I to the Quarterly Condensed Consolidated Financial Statements.

EQUITY INVESTMENT. In December 2001, OxyVinyls, of which PolyOne owns 24% interest, announced the temporary idling of its Deer Park, Texas, chlor-alkali plant due to low industry capacity utilization and low product market selling prices. As of December 31, 2001, OxyVinyls had accrued $13.8 million for future employee severance and liabilities associated with the temporary idling of the Deer Park plant. In 2002, OxyVinyls recognized an additional $2.2 million of expense associated with the temporary plant idling, plus an additional expense of $17.0 million in the third quarter related to the permanent closing of specific production assets included in the idled plant. The permanent closing costs included $14.5 million for the impairment of the fixed assets as well as $2.5 million for decommissioning costs. As of September 30, 2003, OxyVinyls had fully utilized the accrual for future employee severance liabilities and decommissioning costs. The plant had a net property carrying value by OxyVinyls at September 30, 2003 of approximately $116.6 million, which is anticipated to be realized through future operations upon the restart of the plant. OxyVinyls will maintain the Deer Park chlor-alkali plant in a standby mode pending further strengthening in overall economic conditions and improved demand for caustic soda.

GOODWILL. As of September 30, 2003, our recorded goodwill totaled $444.7 million. Most of the goodwill is associated with three identified reporting units - Plastic Compounds and Colors ($270.5 million), Specialty Resins and Formulators ($59.9 million) and Elastomers and Performance Additives ($111.9 million). SFAS No. 142, "Goodwill and Other Intangible Assets," requires an annual assessment for potential impairment of goodwill. During 2002, we elected to make July 1 our annual assessment date. During the third quarter of 2003, we completed the required 2003 "phase one" goodwill impairment assessment and concluded that no impairment has occurred.

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

Any future occurrence of a defined potential indicator of impairment and the resulting analysis could result in charges against earnings for goodwill and other asset impairments in the future. Any future goodwill impairment would have no impact on PolyOne's required financial ratios under the receivables sale facility and the revolving credit facility. However, the available borrowings under the revolving credit facility would effectively be reduced by 10% of any after-tax impairment write-off. The October 21, 2003 announcement concerning the potential sale of non-core business operations will result in a 2003 fourth quarter assessment of potential goodwill impairment for the Specialty Resin and Formulators and Elastomers and Performance Additives reporting units.

DEFERRED TAX BENEFIT FOR OPERATING LOSS CARRYFORWARDS. As of September 30, 2003, PolyOne had no net domestic deferred tax asset and had recorded cumulative allowances of approximately $41 million.

The income tax expense on the pre-tax loss from continuing operations was $27.7 million in the 2003 third quarter and $11.5 million for the first nine months of 2003. The expense in both 2003 periods included the income tax expense on foreign earnings plus $24.0 million related to our intent to distribute foreign dividends in the 2003 fourth quarter. The foreign dividend distribution results in higher income tax expense because of our inability to utilize domestic foreign tax credits. The foreign dividends will have no significant impact on PolyOne's liquidity. Further, because of the past three years of accumulated U.S. losses, no tax benefit can be recorded on future domestic losses. Therefore, PolyOne's 2003 losses from U.S. operations have been reduced by $9.0 million, the value of its otherwise deferred tax credits, in both 2003 periods. PolyOne intends to adjust or eliminate the tax valuation allowance in the future when sufficient positive evidence exists to support realization of some or all of its reserved deferred tax assets. See the discussion in Note R to the Annual Consolidated Financial Statements.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this report on Form 10-Q, statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to, the following:

-- an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from the initiatives related to restructuring programs including cost reduction and employee productivity goals
-- a delay or inability to achieve targeted debt level reductions through divestitures or other means
-- the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks
-- changes in U.S., regional or world polymer and/or rubber consumption growth rates affecting PolyOne's markets
-- changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates
-- fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles
-- production outages or material costs associated with scheduled or unscheduled maintenance programs
-- costs or difficulties and delays related to the operation of joint venture entities
-- lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;
-- partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne
-- an inability to launch new products and/or services within PolyOne's various businesses
--   the possibility of goodwill impairment
--   an inability to maintain any required licenses or permits
--   an inability to comply with any environmental laws and regulations
-- an inability or delay in finding buyers of non-core assets for reasonable and acceptable terms
-- an inability to access the receivables sale facility as a result of breaching covenants
-- any poor performance of our pension plan assets and any obligation on our part to fund our pension plan
-- a delay or inability to bring the North American colors and performance additives and the engineered materials product platforms to profitability

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in "Management's Analysis - Consolidated Statements of Cash Flows" in the 2002 Annual Report under the caption "Market Risk Disclosures" included in our Annual Report on Form 10-K. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are perfectly effective as defined by SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." At September 30, 2003, these seven agreements had a net fair value obligation of ($2.3) million. The weighted-average interest rate for these seven agreements was 5.223%. There have been no material changes in the market risk faced by us from December 31, 2002 to September 30, 2003. We have updated the disclosure concerning our financing arrangements, which is included in Note J in this Quarterly Report.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

                 Exhibit No.
                 Under Reg.S-K,      Form 10-Q
                 Item 601            Exhibit No.   Description of Exhibit
                 ------------------- ------------- --------------------------------------------------------------
                        (10)             10.1      Amendment No. 2 to the $50 million Five Year Credit
                                                   Agreement dated October 30, 2000, among PolyOne Corporation,
                                                   Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of  May 6, 2003 (Dated as of
                                                   September 25, 2003)
                        (10)             10.2      Amendment No. 1 to the U.S. $225 million Trade Receivables
                                                   Purchase Agreement, dated as of  May 6, 2003 among PolyOne
                                                   Funding Corporation, as the Seller, PolyOne Corporation, as
                                                   the Servicer, the Banks and other Financial Institutions
                                                   party thereto, as Purchasers, Citicorp USA, Inc. as the
                                                   Agent, and National City Commercial Finance, Inc., as the
                                                   Syndication Agent (Dated as of September 25, 2003)
                        (31)             31.1      Certification of Thomas A. Waltermire, President and Chief
                                                   Executive Officer, pursuant to SEC Rules 13a-14(a) and
                                                   15d-14(a), as adopted pursuant to section 302 of the
                                                   Sarbanes-Oxley Act of 2002
                        (31)             31.2      Certification of W. David Wilson, Vice President and Chief
                                                   Financial Officer, pursuant to SEC Rules 13a-14(a) and
                                                   15d-14(a), as adopted pursuant to section 302 of the
                                                   Sarbanes-Oxley Act of 2002
                        (32)             32.1      Certification of Thomas A. Waltermire, President and Chief
                                                   Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                                                   adopted pursuant to section 906 of the Sarbanes-Oxley Act of
                                                   2002
                        (32)             32.2      Certification of W. David Wilson, Vice President and Chief
                                                   Financial Officer, pursuant to 18 U.S.C. Section 1350, as
                                                   adopted pursuant to section 906 of the Sarbanes-Oxley Act of
                                                   2002

        (b) Reports on Form 8-K from July 1, 2003 through September 30, 2003:

            -- Form 8-K, filed on July 11, 2003 under Item 12, announced a press release filed on July 9, 2003, whereby we pre-announced earnings for the second quarter of 2003.
            -- Form 8-K, filed on July 31, 2003 under Items 11 and 12, discussed the early termination of a blackout trading restriction and announced a press release filed on July 29, 2003, whereby we announced second quarter 2003 earnings.
            -- Form 8-K, furnished on July 31, 2003 under Item 12, announced a supplement to the second quarter earnings release filed on July 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2003           POLYONE CORPORATION


                            /s/ W. David Wilson
                            --------------------
                            W. David Wilson
                            Vice President and Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)









                            /s/ Gregory P. Smith
                            --------------------
                            Gregory P. Smith
                            Corporate Controller and Assistant Treasurer
                            (Principal Accounting Officer)

                               POLYONE CORPORATION
                                Index to Exhibits

            EXHIBIT        DESCRIPTION
        ---------------    ----------------------------------------------------------------------------------------
             10.1          Amendment No. 2 to the $50 million Five Year Credit Agreement dated October 30, 2000, among PolyOne Corporation, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of  May 6, 2003 (Dated as of September 25, 2003)
             10.2          Amendment No. 1 to the U.S. $225 million Trade Receivables Purchase Agreement, dated as of  May 6, 2003 among PolyOne Funding Corporation, as the Seller, PolyOne
                           Corporation, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc. as the Agent, and National City Commercial
                           Finance, Inc., as the Syndication Agent (Dated as of September 25, 2003)
             31.1          Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the
                           Sarbanes-Oxley Act of 2002
             31.2          Certification of W. David Wilson, Vice President and Chief Financial
                           Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section
                           302 of the Sarbanes-Oxley Act of 2002
             32.1          Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                           Act of 2002
             32.2          Certification of W. David Wilson, Vice President and Chief Financial
                           Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
                           Sarbanes-Oxley Act of 2002