Form 10-K
period 2003-12-31
POLYONE CORP
filed 2004-03-15
CIK 1122976

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-16091

PolyOne Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1730488

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

33587 Walker Road,	44012

Avon Lake, Ohio	(Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code	(440) 930-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒        No  ☐

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2003, determined using a per share closing price on that date of $4.45, as quoted on the New York Stock Exchange, was approximately $288,025,863.

The number of shares of common stock outstanding as of March 1, 2004 was 91,612,358.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the definitive Proxy Statement to be filed on or about March 31, 2004 with respect to the 2004 Annual Meeting of Shareholders.

POLYONE CORPORATION

PART I

ITEM 1.	BUSINESS

PolyOne Corporation is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution and equity investments in resin and intermediates. Headquartered in Avon Lake, Ohio, PolyOne has employees at manufacturing sites in North America, Europe and Asia, and joint ventures in North America, South America and Asia. We provide value to our customers through our ability to link polymer technology and formulation with our manufacturing and supply chain processes. For the fiscal year ended December 31, 2003, we had sales of $2.0 billion, approximately 24% of which were from markets outside of North America.

PolyOne was formed on August 31, 2000 as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna), and operates within three business segments: Performance Plastics, Distribution, and Resin and Intermediates.

As described in Note B to the Consolidated Financial Statements for the fiscal year ended December 31, 2003, PolyOne’s Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses as of December 31, 2003 qualified for accounting as discontinued operations. PolyOne’s Italian operating subsidiary, So.F.teR S.p.A. (Softer), was sold in December 2002. All historical financial information for these business operations has been restated as discontinued operations. Unless otherwise noted, disclosure herein pertains to PolyOne’s continuing operations.

Polymer Industry Overview:

Polymers are a class of organic materials that are produced directly or indirectly through the conversion of natural gas or crude oil components into monomers such as ethylene, propylene, butane and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, in its most basic form. Various additives are often combined with a base resin to create unique or enhanced properties necessary for end-use products. These combinations are generally referred to as plastic compounds. Plastic compounds have advantages over metals, wood, rubber and other traditional materials, which has and continues to result in the replacement of these traditional materials across a wide spectrum of applications ranging from automobile parts to construction materials due to the low cost and comparatively better performance of plastic. Plastics have a reputation for durability, aesthetics, ease of handling and high performance. We participate in the plastic compounding sector of the polymer industry through our Performance Plastics business segment.

Large petroleum companies produce a majority of the base resins because these commodity chemical manufacturers have direct access to the raw materials needed for production. Raw materials make up approximately 75% of the variable cost for the production of the base resin. Accordingly, the cost or material margin of a base resin fluctuates in tandem with the prices of raw materials used during production, primarily petroleum or natural gas and power or electricity. Through our equity interests in Oxy Vinyls, LP (OxyVinyls) and SunBelt Chlor-Alkali Partnership (SunBelt), we have the economic benefits of a base resin producer for one of our major raw materials: polyvinyl chloride resin.

There are two primary categories of polymers: thermoplastics and thermosets. Thermoplastics, which make up about 90% of the resin market, are characterized by their ability to be reshaped repeatedly into new forms after the application of heat and pressure. Thermoplastics offer versatility and a wide range of applications. There are five major types of thermoplastics: polyethylene, polyvinyl chloride, polypropylene, polystyrene and polyester. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular product. Our Performance Plastics business segment, which accounts for approximately 75% of our total sales, is primarily comprised of compounded thermoplastics. In addition, our Distribution business segment, which accounts for approximately 25% of our total sales, is a distributor of a wide range of thermoplastic resins and compounds.

Thermoplastic resins are found in numerous end-use products and in a variety of markets, including packaging, building and construction, transportation, furniture and furnishings, consumer and institutional products, electrical, adhesives, inks and coatings. Each category of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for incorporation into a particular end-use product. For example, the packaging industry, which is the largest consumer of plastics, requires plastics that can help keep food fresh and free of contamination, while providing a variety of options for product display and offering advantages in terms of weight, energy and user-friendliness. In the building and construction industry, the second largest consumer of plastic, plastic has provided an economic and energy efficient replacement for traditional building materials in piping applications, building siding, flooring, insulation, windows and doors and a growing list of both structural

POLYONE CORPORATION

and interior or decorative uses. In the transportation industry, plastic has proved to be durable, lightweight, and corrosion resistant while offering fuel savings, design flexibility and high performance to designers facing today’s complex transportation needs.

PolyOne Business Segments:

We operate within three business segments: Performance Plastics, Distribution, and Resin and Intermediates. Additional information regarding our business segments is discussed in Note S to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Performance Plastics:

Our Performance Plastics business segment is a leading independent merchant compounder of plastics to the specifications of manufacturers of plastic products throughout North America and Europe, with a growing presence in Asia. We engage in the custom compounding of plastic materials to the specifications of manufacturers of molded and extruded plastic products. We are also a leading North American manufacturer of custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants and additives for customers in the plastic industry. Our Formulator operations process dispersion resins along with different additives to produce liquid or solid plastisol compounds. We also produce formulations using latex polymers.

For the fiscal year ended December 31, 2003, our Performance Plastics business segment had sales of $1.5 billion, representing 75% of our total sales. During 2003, we received $5.5 million of cash from dividends and distributions from all of our Performance Plastics business segment equity affiliates.

Included in the Performance Plastics business are three product groups: North American Plastic Compounds and Colors, International Plastic Compounds and Colors, and Formulators. Our Performance Plastics business segment has substantial and growing market positions in Europe and Asia.

North American and International Plastic Compounds and Colors:

North American and International Plastic Compounds and Colors consist of three product subgroups: vinyl compounds, colors and additives, and engineered materials.

Vinyl Compounds. Vinyl, or polyvinyl chloride, is an extremely versatile plastic. Vinyl is the only plastic that can be made thin and flexible enough for intravenous solution bags, yet rigid and tough enough for windows and computer housings. Because of this versatility, vinyl has become one of the most widely used plastics and is utilized in a wide range of applications. Our vinyl compounds combine polyvinyl chloride resins with a broad range of additives that offer product versatility, particularly when fire resistance, chemical resistance or weatherability is required. We believe we are the leading manufacturer of vinyl compounds in North America. In 2003, this product subgroup accounted for approximately 41% of our Performance Plastics business segment’s sales.

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

Our color and additive concentrates provide flexibility to plastic processors who prefer to create multiple color effects or enhance the performance of their own base polymers. Our colors and additives for thermoplastics are used throughout the plastic industry, particularly in the packaging, automotive, consumer, pipe, and wire and cable industries. Our colors and additives are also incorporated into other end-use products such as stadium seating, toys, housewares, vinyl siding, pipe, food packaging, and medical packaging. In 2003, this product subgroup accounted for approximately 25% of our Performance Plastics business segment’s sales.

Engineered Materials. Our engineered materials consist of reinforced and filled compounds and thermoplastic elastomer compounds. With our compounding expertise, we have the ability to expand the performance range and structural properties of traditional engineered thermoplastics. We combine our knowledge of base polymers, lubricants, fillers and reinforcements as well as a wide range of functional additives to enable us to tailor our compounds to meet our customers’ unique application requirements. Our compounds incorporate commodity resins like polyethylene and polypropylene, engineering resins like nylon, polycarbonate and polyesters, and other high performance resins.

In addition, we have a broad product line of thermoplastic elastomer compounds, including thermoplastic olefins, thermoplastic vulcanizates and styrene block copolymers. In 2003, this product subgroup accounted for approximately 23% of our Performance Plastics business segment’s sales.

POLYONE CORPORATION

Formulators:

Formulator products consist primarily of liquid systems with a base resin comprising of specialty polyvinyl chloride resins, or latex. We custom compound and manufacture PVC inks and powders, latex, specialty additives and colorants that meet the specific needs of our customers’ applications. Examples of applications for our formulator products include inks for textiles in the consumer industry; armrests, headrests and oil filters in the automotive industry; coil coatings, sheet vinyl and carpet backing in the construction industry; and decals, coatings and tool handles for general industry. In 2003, the Formulators product group accounted for approximately 11% of our Performance Plastics business segment’s sales.

Distribution:

PolyOne is a distributor of up to 3,500 grades of engineering and commodity resins and plastic compounds from approximately 13 major suppliers, including our own vinyl compounds. We purchase bulk quantities of plastic base resins, such as polyethylene, polypropylene, polystyrene, and polyvinyl chloride, and resell them in truckload and less-than-truckload amounts to more than 4,700 customers nationwide. Our supplier base includes several leaders in the resin business such as Atofina, Basell, BP Amoco, Bayer, Dow, DuPont, Eastman, Huntsman and Nova Chemicals. These products are sold to custom molders and extruders who convert them into plastic products sold to a number of different industries and end-use markets. We operate more than 30 stocking locations, including 10 repackaging plants, across North America that are strategically located in proximity to our customers, which provides us with a competitive advantage over other regional plastic distributors.

On January 12, 2004, the Distribution segment acquired the North American distribution business of ResinDirect LLC, a wholly owned subsidiary of Louis Dreyfus Energy Services L.P. ResinDirect North America distributes approximately 60 million pounds of commodity plastic resins annually. With this acquisition, the number of major suppliers has increased to approximately 18 and the number of customers has increased to more than 5,100.

For the fiscal year ended December 31, 2003, our Distribution business segment had sales of $529.2 million, representing 25% of our total sales.

Resin and Intermediates:

The results of our Resin and Intermediates business segment are reported on an equity income basis and consist primarily of our 24% equity interest in OxyVinyls and our 50% equity interest in SunBelt. OxyVinyls is a partnership with Occidental Chemical Corporation, and SunBelt is a partnership with Olin Corporation. OxyVinyls is North America’s second largest and the world’s third largest producer of PVC resin. In 2003, OxyVinyls had capacity of approximately 4.5 billion pounds of PVC resin, 5.0 billion pounds of vinyl chloride monomer (an intermediate chemical in the production of PVC), 580 thousand tons of chlorine and 638 thousand tons of caustic soda. Oxyvinyls’ capacities for chlorine and caustic soda exclude that of the idled Deer Park chlor-alkali plant. In 2003, SunBelt had capacity of approximately 278 thousand tons of chlorine and 305 thousand tons of caustic soda. Most of the chlorine manufactured at OxyVinyls and SunBelt is used for internal consumption by OxyVinyls in the production of PVC resin. Caustic soda is sold on the merchant market to customers in industries such as pulp and paper, chemical, construction and consumer products.

In addition to providing us with a secure and high quality supply of PVC resin, our Resin and Intermediates business segment provides us with backward integration for one of our major raw materials, PVC resin. First, our supply of PVC resin from OxyVinyls is at competitive prices based on long-term supply contracts between OxyVinyls and our businesses. Second, our equity investment in OxyVinyls provides a natural hedge against a portion of increased raw material prices to the extent OxyVinyls is able to pass on increased raw material costs to its other customers. Finally, the equity position in chlorine and caustic soda through both OxyVinyls and SunBelt provides economic integration to the chlorine chain.

For the fiscal year ended December 31, 2003, we received $23.1 million of cash from dividends, distributions and returns on investments net of new investments from all of our Resin and Intermediates business segment equity affiliates.

Competition:

The production of compounded plastics and the manufacture of custom formulated color and additives systems for the plastics industry is highly competitive, with product quality, service and price to customers being the principal factors affecting competition. PolyOne believes it is a leading independent compounder of plastics in North America and Europe and one of the leading producers of custom formulated color and additive systems in the United States and Europe.

The distribution of polymer resin is highly competitive, with product quality, service and price to customers being the principal

POLYONE CORPORATION

factors affecting competition. In thermoplastic resin and compound distribution, we believe that we are the second largest independent thermoplastic resin distributor in North America. We compete against the General Polymers division of Ashland Distribution Company, which is the leading independent resin distributor in North America, and other smaller regional distributors. Growth in the thermoplastic resin and compound distribution market is directly correlated to growth in the market for base polymer resins.

International Operations:

Information regarding our international operations is discussed in Note S to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Raw Materials:

In PolyOne’s Performance Plastics business segment, the primary raw materials are PVC resin, other resins, plasticizers, inorganic and organic pigments, and chemicals, all of which are in adequate supply. PolyOne is a party to long-term supply contracts with OxyVinyls, under which the majority of PolyOne’s PVC resin will be supplied. The supply contracts have initial terms that expire in 2013 and have provisions for renewal after the initial contract term. PolyOne believes the supply contracts should assure availability of PVC resin, technical development and support and competitively priced PVC resin. PolyOne further believes that the pricing under these supply contracts provides PVC resin at a competitive cost to PolyOne.

Patents and Trademarks:

PolyOne owns numerous patents and trademarks, which are important in that they protect inventions and product names against infringement by others and thereby enhance PolyOne’s position in the marketplace. The patents vary in duration up to 20 years, and the trademarks have an indefinite life that is based upon continued use.

Research and Development:

PolyOne has developed substantial research and development capability. PolyOne’s efforts are devoted to (1) developing new products to satisfy defined market needs, (2) providing quality technical services to assure the continued success of its products for its customers’ applications, (3) providing technology for improvements to its products, processes and applications, and (4) providing support to its manufacturing plants for cost reduction, productivity and quality improvement programs. PolyOne operates a research and development center that supports its compounding and specialty resins operations. The laboratory is equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment and pilot plants and polymer compounding operations that simulate specific production processes for rapid translation of new technology into new products.

PolyOne incurred costs of $18.5 million in 2003, $15.9 million in 2002 and $15.1 million in 2001 for product research and product development. In 2004, PolyOne expects spending for product research and development to increase slightly over 2003.

Methods of Distribution:

PolyOne’s Performance Plastics and Distribution business segments sell products primarily through their direct sales personnel. The Performance Plastics business segment supplements its direct sales personnel with distributors, including PolyOne Distribution, and/or commissioned sales agents for various products and geographic areas. PolyOne’s products are transported to customers primarily via truck carriers, with some customer product pick-ups at its operating facilities in both of these business segments. In addition, PolyOne’s Performance Plastics business segment ships products to some customers via railroad cars.

Employees:

As of December 31, 2003, PolyOne had approximately 4,450 employees associated with the continuing operations. In addition, approximately 2,100 employees were associated with the discontinued operations.

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

PolyOne maintains a disciplined environmental and occupational safety and health compliance program and conducts periodic internal and external regulatory audits at its domestic plants in order to identify and categorize potential environmental exposures, including compliance issues, and measures to address them. This is an effort that has required and may continue to

POLYONE CORPORATION

require process or operational modifications and the installation of pollution control devices and cleanups. PolyOne believes it is in material compliance with applicable requirements. PolyOne incurred environmental expense of $4.1 million in 2003, $3.5 million in 2002 and $3.7 million in 2001.

PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. However, the risk of additional costs and liabilities is inherent in certain plant operations and certain products produced at the plants, as is the case with other companies involved in the PVC industry. PolyOne cannot assure that it will not incur additional costs and liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs and liabilities to PolyOne.

A number of foreign countries and domestic local communities have enacted, or have under consideration, laws and regulations relating to the use and disposal of plastic materials. Widespread adoption of these laws and regulations, along with public perception, may have an adverse impact on plastic materials. Although many of PolyOne’s major markets are in durable, longer-life applications that could reduce the impact of any such environmental regulation, PolyOne cannot assure that more stringent regulation of use and disposal of plastics would not have an adverse effect on its business.

PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies assert that potentially responsible parties are jointly and severally liable at these sites, in PolyOne’s experience, interim and final allocation of liability costs are generally made based on the relative contribution of waste. However, where such allocations of costs based on relative contribution of waste have been made, PolyOne cannot assure that its allocation will not be increased due to the failure of other relevant third parties to pay their share of such costs. In addition, PolyOne conducts investigations and remediation at several of its active and inactive facilities, and has assumed responsibility for environmental liabilities based on pre-1993 operations at sites formerly owned or operated by PolyOne or its predecessors. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own at its operations. Based on current information and estimates prepared by PolyOne’s environmental engineers and consultants, PolyOne, at December 31, 2003, had accruals on its Consolidated Balance Sheet totaling $54.7 million to cover probable future environmental expenditures relating to previously contaminated sites. This figure represents PolyOne’s best estimate within its range of estimated costs associated with probable remediation, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at December 31, 2003. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained.

Available Information:

Our Internet address is http://www.polyone.com. PolyOne makes available, free of charge, on its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after PolyOne electronically files such material with or furnishes it to the Securities and Exchange Commission.

POLYONE CORPORATION

ITEM 2.	PROPERTIES

As of December 31, 2003, PolyOne, which is headquartered in Avon Lake, Ohio, operated facilities in the United States and foreign countries. Substantially all of PolyOne’s facilities are owned. During 2003, PolyOne generally made effective use of its productive capacity at its principal facilities. PolyOne believes that the quality and productive capacity of its facilities are sufficient to maintain its competitive position for the foreseeable future. The charts below list the principal facilities of PolyOne’s business segments.

Performance Plastics Facilities:

Vinyl Compounding	Colors and Additives	Engineered Materials	Formulators

Long Beach, California

Terre Haute, Indiana

Louisville, Kentucky

Plaquemine, Louisiana

Avon Lake, Ohio

Farmingdale, New Jersey *

Pasadena, Texas

Lindsay, Ontario, Canada *

Niagara Falls, Ontario, Canada

Orangeville, Ontario, Canada

St. Rémi de Napierville, Quebec, Canada

Valleyfield, Quebec, Canada

Cartagena, Colombia
(joint venture)

Glendale, Arizona

Suwanee, Georgia

Elk Grove Village, Illinois
Florence, Kentucky *

St. Peters, Missouri

Somerset, New Jersey *
Norwalk, Ohio

Lehigh, Pennsylvania

Vonore, Tennessee

Fort Worth, Texas *

Seabrook, Texas

Assesse, Belgium

Pudong (Shanghai), China

Glostrup, Denmark

Manchester, England

Cergy, France

Tossiat, France

Bendorf, Germany

Gyor, Hungary

Toluca, Mexico

Pamplona, Spain

Angered, Sweden

Bangkok, Thailand

Broadview Heights, Ohio Macedonia, Ohio Dyersburg, Tennessee Suzhou, China Dortmund, Germany Gaggenau, Germany Melle, Germany Jurong, Singapore Barbastro, Spain Istanbul, Turkey

Los Angeles, California

Kennesaw, Georgia

St. Louis, Missouri

Sullivan, Missouri

Massillon, Ohio

North Baltimore, Ohio

Sussex, Wisconsin

Waukesha, Wisconsin *

Melbourne, Australia

Bolton, England

Dartford, England

Hyde, England

Widnes, England

Distribution Facilities:

Lemont, Illinois
Ayer, Massachusetts
Massillon, Ohio
Rancho Cucamonga, California
Statesville, North Carolina
Denver, Colorado
Chesterfield Township, Michigan
Eagan, Minnesota
Hazelwood, Missouri
Grand Prairie, Texas
Mississauga, Ontario, Canada
Mexico - various locations

Resin and Intermediates Facilities:

OxyVinyls joint venture - various locations in North America
SunBelt joint venture - McIntosh, Alabama

POLYONE CORPORATION

Discontinued operations:

Specialty Resins Facilities:

Henry, Illinois
Pedricktown, New Jersey

Engineered Films Facilities:

Yerington, Nevada *
Burlington, New Jersey *
Lebanon, Pennsylvania
Winchester, Virginia

Elastomers & Performance Additives Facilities:

Wynne, Arkansas *
Santa Fe Springs, California
Kingstree, North Carolina *
Burton, Ohio
Dyersburg, Tennessee
Jonesborough, Tennessee
Kennedale, Texas
DeForest, Wisconsin *
Queretaro, Mexico

* Facility closed and held for sale or closure is in process.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the matters regarding the environment described in Item 1 under the heading “Environmental, Health and Safety,” PolyOne is involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters, which seek remedies or damages. In addition, PolyOne has been named in several lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers and their families at plants owned by PolyOne or its predecessors or on board ships owned or operated by PolyOne or its predecessors. PolyOne believes that any liability that may be finally determined should not have a material adverse effect on its financial condition, taken as a whole, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

(Included Pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The following table lists information, as of March 1, 2004, as to each executive officer of PolyOne, including his or her position with PolyOne as of that date and other positions held by him or her for at least the past five years. The executive officers are elected by the Board of Directors to serve one-year terms.

V. Lance Mitchell

Age: 44

Group Vice President, Global Plastics, January 2003 to date. Group Vice President, Plastic Compounds and Colors, September 1, 2000 to January 2003. Vice President and General Manager, Compounds, The Geon Company, May 1997 to August 31, 2000.

John E. Quinn

Age: 56

Vice President and General Manager, Elastomers & Performance Additives, September 1, 2000 to date. President, M.A. Hanna Rubber Compounding, May 1998 to August 31, 2000.

Michael L. Rademacher

Age: 53

Vice President and General Manager, Distribution, September 1, 2000 to date. Senior Vice President – Plastics Americas, M.A. Hanna Company, January 2000 to August 31, 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.

POLYONE CORPORATION

Robert M. Rosenau

Age: 49

Vice President and General Manager, North American Vinyl Compounds, January 2003 to date. General Manager, Extrusion Products, September 2000 to December 2002. General Manager, Custom Profile Compounds, The Geon Company, April 1998 to August 2000.

Wendy C. Shiba

Age: 53

Chief Legal Officer, November, 2001 to date and Vice President and Secretary, December 2001 to date. Vice President, Bowater Incorporated (pulp and paper), 1997 to November 2001, and Secretary and Assistant General Counsel, 1993 to November 2001.

Kenneth M. Smith

Age: 49

Chief Human Resources Officer, January 2003 to date and Vice President and Chief Information Officer, September 1, 2000 to date. Vice President, Information Technology, The Geon Company, May 1999 to August 31, 2000 and Chief Information Officer, August 1997 to May 1999.

Thomas A. Waltermire

Age: 54

President and Chief Executive Officer, November 6, 2003 to date. Chairman of the Board, President and Chief Executive Officer, September 1, 2000 to November 6, 2003. Chairman, The Geon Company, August 1999 to August 31, 2000, and Chief Executive Officer and President, May 1999 to August 31, 2000. President and Chief Operating Officer, The Geon Company, February 1998 to May 1999.

W. David Wilson

Age: 50

Vice President and Chief Financial Officer, September 1, 2000 to date. Vice President and Chief Financial Officer, The Geon Company, May 1997 to August 31, 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the amount of dividends paid and the range of the high and low sale prices for our common stock, $.01 par value per share, as reported by the New York Stock Exchange, where the shares traded under the symbol “POL” for the periods indicated.

	2003 Quarters				2002 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Dividend paid per common share	$—	$—	$—	$—	$0.0625	$0.0625	$0.0625	$0.0625

Common stock price

High	$6.95	$4.96	$5.33	$4.60	$9.30	$12.30	$13.40	$12.74

Low	$3.86	$3.65	$3.80	$3.08	$3.03	$8.11	$10.49	$9.55

As of March 1, 2004, there were approximately 3,350 holders of record of PolyOne’s common stock.

PolyOne paid consecutive quarterly dividends of $.0625 per share of common stock during 2002. Effective with the first quarter of 2003, PolyOne suspended payment of its quarterly dividend. Future declarations of dividends on common stock will be at the discretion of the Board of Directors, and the declaration of any dividends will depend upon, among other things, earnings, capital requirements and the Company’s financial condition. PolyOne does not anticipate paying any dividends on common stock in the foreseeable future. Additionally, the indenture governing our 10.625% senior notes due 2010 and the agreements governing our revolving credit facility and our receivables sale facility contain restrictions that limit our ability to pay dividends.

POLYONE CORPORATION

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(In millions, except per share data)	2003	2002	2001	2000	1999

Sales	$1,964.5	$1,891.5	$1,933.7	$1,455.3	$1,076.1

Operating income (loss)	(4.0)	5.0	(51.1)	41.3	78.4

Income (loss) before discontinued operations and change in accounting	(95.3)	(25.3)	(61.7)	2.8	90.2

Discontinued operations	(155.8)	20.1	15.6	13.1	16.0

Change in method of accounting	—	(53.7)	—	—	(1.5)

Net income (loss)	$(251.1)	$(58.9)	$(46.1)	$15.9	$104.7

Basic earnings (loss) per share:

Before discontinued operations and change in method of accounting	$(1.05)	$(0.28)	$(0.68)	$0.05	$1.94

Discontinued operations	(1.71)	0.22	0.17	0.21	0.34

Change in method of accounting	—	(0.59)	—	—	(0.03)

Net income (loss)	$(2.76)	$(0.65)	$(0.51)	$0.26	$2.25

Diluted earnings (loss) per share:

Before discontinued operations and change in method of accounting	$(1.05)	$(0.28)	$(0.68)	$0.05	$1.85

Discontinued operations	(1.71)	0.22	0.17	0.21	0.33

Change in method of accounting	—	(0.59)	—	—	(0.03)

Net income (loss)	$(2.76)	$(0.65)	$(0.51)	$0.26	$2.15

Dividends per common share	$—	$0.25	$0.25	$0.25	$0.25

Total assets	$1,900.9	$1,997.5	$2,051.5	$2,430.6	$1,162.6

Long-term debt	$757.1	$492.2	$426.8	$430.5	$130.9

The historical results include the following business acquisitions from the acquisition date indicated forward: Acrol Holdings Limited from July 1, 1999; O’Sullivan Corporation from July 8, 1999; Dennis Chemical Company, Inc. from September 8, 1999; and M.A. Hanna Company from September 1, 2000. In addition, 1999 results of operations reflect the formation of Oxy Vinyls, LP on April 30, 1999, and the contribution of substantially all of Geon’s formerly consolidated Resin and Intermediates business segment operations to the partnership. In connection with this, PolyOne acquired businesses from Occidental Chemical Corporation and formed a powder compounding joint venture, all of which are included in PolyOne’s consolidated results of operations from May 1, 1999. In December 2002, PolyOne acquired Transcolor and sold its 70% ownership interest of Softer. With the sale of Softer, all its historical operating results have been reported separately as a discontinued operation. As of December 31, 2003, PolyOne’s Elastomers & Performance Additives, Specialty Resins and Engineered Films business operations qualified for accounting treatment as discontinued operations. As a result, all their historical operating results have been reported separately as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PolyOne Corporation is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution. Headquartered in Avon Lake, Ohio, PolyOne has employees at manufacturing sites in North America, Europe and Asia, and joint ventures in North America, South America and Asia. We provide value to our customers through our ability to link polymer technology and formulation with our manufacturing and supply chain processes. For the fiscal year ended December 31, 2003, we had sales of $2.0 billion, approximately 24% of which were from markets outside of North America.

POLYONE CORPORATION

Discontinued Operations - As of December 31, 2003, PolyOne’s Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. These three business operations are expected to be sold in 2004. As a result, all historical financial information of these businesses (revenues, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Elastomers & Performance Additives was previously reported as a separate business segment. Specialty Resins and Engineered Films were previously included in PolyOne’s Performance Plastics business segment. In December 2002, PolyOne sold its 70% interest in Softer, an Italian compounder of thermoplastic materials. As a result, all historical financial information of this business (revenues, costs and expenses, assets and liabilities, and cash flows) has been reported separately as a discontinued operation. Softer was previously included in PolyOne’s Performance Plastics business segment.

The following table summarizes the results for the businesses reported as discontinued operations:

(In millions)	2003	2002	2001

Sales:

Elastomers & Performance Additives	$347.9	$363.8	$402.6

Specialty Resins and Engineered Films	223.1	242.9	244.8

Softer	—	70.0	73.5

	571.0	676.7	720.9

Pre-tax income (loss) from operations:

Elastomers & Performance Additives	$3.5	$24.0	$21.6

Specialty Resins and Engineered Films	(27.4)	8.7	2.0

Softer	—	2.9	2.5

	(23.9)	35.6	26.1

Pre-tax loss on disposition of businesses:

Elastomers & Performance Additives	(92.6)	—	—

Specialty Resins and Engineered Films	(37.9)	—	—

Softer	—	(0.1)	—

	(154.4)	35.5	26.1

Income tax expense (net of valuation allowance)	(1.4)	(15.4)	(13.0)

Income (loss) from discontinued operations	$(155.8)	$20.1	$13.1

In restating the operating results of the discontinued operations, estimated indirect costs previously allocated to the Elastomers & Performance Additives, Specialty Resins and Engineered Films business operations that are expected to be retained upon disposal of these businesses have now been included in the continuing businesses operating results. These costs, totaling $17.9 million in 2003, $22.6 million in 2002 and $20.9 million in 2001, have been allocated to the continuing business segments as follows: Performance Plastics 40%, Distribution 12% and Other 48%.

For more information regarding discontinued operations, see Note B to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Restructuring and Consolidation Activities - Since our formation in August 2000, we have implemented several restructuring initiatives to streamline our manufacturing processes and reduce our overhead costs. As a result of such initiatives, we have incurred various employee separation and plant phaseout costs. These costs include severance, employee outplacement, external consulting, lease termination, facility closing and the writedown of the carrying value of plants and equipment. During 2003, employee separation and plant phaseout charges of $35.1 million were recorded. Of the 2003 expense, $17.7 million related to a January 2003 announcement to reduce approximately 400 staff personnel. The costs were for employee separation, which consisted of severance and other employee benefits. In June 2003, the decision was made to close the Fort Worth, Texas color additives plant, for which an expense of $3.6 million was recorded. During 2003, PolyOne adjusted its estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. As a result of the adjustment, net reserves of $2.1 million were reversed and included in “employee separation and plant phase-out” on the Consolidated Statements of Operations. During the third and fourth quarters of 2003, PolyOne closed two leased Ohio administrative offices, closed a portion of the Mexico Distribution business, reduced manufacturing personnel in the North American plastics businesses and reduced additional administrative positions in North America. The impact of these closures and reductions was to reduce operating income by $15.9 million and terminate approximately 200 employees. Approximately 400 employees remain to be terminated in association with all restructuring initiatives announced in 2003. See Note S to the Consolidated Financial Statements for the fiscal year ended December 31, 2003 for the breakdown of these charges by segment for continuing operations.

POLYONE CORPORATION

During 2002, employee separation and plant phaseout charges of $1.1 million were recorded for costs associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics segment. The costs were for employee separation, which consisted of severance and other employee benefits. All 43 employees were terminated in 2002.

During 2001, operating income for the Performance Plastics segment was reduced by charges of $30.4 million for costs associated with integration efforts and programs to update North American manufacturing. The costs included $19.1 million for employee separation, $2.1 million for cash plant closing and $9.2 million to write down the carrying value of plant and equipment. Employee separation consisted of severance and other related employee benefits, and included the projected termination of approximately 400 employees.

Status of Pension Plans - Our pension plans were generally under-funded at December 31, 2003 and 2002. At December 31, 2003, PolyOne had a minimum pension adjustment, net of tax, of $110.9 million. This balance will decrease in future periods if interest rates increase, investment results improve, or contributions cause the pension plans to return to fully-funded status.

As a result of the under-funded status of the pension plans at year-end 2003 and a reduction in the discount rate, non-cash pension expense is estimated to be approximately $1 million pre-tax higher in 2004 than in 2003. For 2004, total non-cash pension expense is expected to be approximately $24 million pre-tax.

Outlook – We anticipate improved market conditions in 2004 compared to 2003. U.S. industrial production is projected to increase approximately 4% versus 2003 as contrasted with the generally flat level seen in 2003 versus 2002. Housing starts are projected to remain strong at 1.7 million units, although down about 4% from 2003. North American automobile and light truck build rates are projected to increase moderately to 16.7 million units, but build rates at the “Big Three” domestic manufacturers are projected to decline 1% to 2%. As the economy recovers, we expect that the loss of North American business to Asia will become more evident and continue to be a factor. Our view is that plastics growth in North America will trend in the 2.5% to 3.5% level in 2004, whereas in the late 1990s the expectations were in the range of 3.5% to 5% per year.

Europe is currently witnessing a similar strengthening and projections are for industry growth rates recovering to 2% versus less than 1% in 2003. Asian business has largely recovered from the market activity-dampening SARS issues and is projecting industrial growth of 7% to 8% in 2004 compared to 2003. Plastics annual growth in China is expected to average 12% to 15% for the next five years.

The improvement we anticipate in 2004 market conditions is expected to be sequential by quarter, continuing the market-strengthening trend we saw from August through October, which provides a degree of optimism for positive momentum entering 2004. Fourth quarter 2003 shipment volumes increased 5% over the fourth quarter of 2002 in the Performance Plastics business segment and 1% in the Distribution business segment, with 6% growth in Distribution shipment volumes in the United States and Canada. After a normal seasonal year-end slowdown, demand in January 2004 returned to September and October 2003 levels for most businesses and geographic regions.

Price trends for key raw materials are mixed. Energy and derivative hydrocarbon feedstock pricing is expected to moderate compared to 2003. Chlorine and PVC resin, however, are projected to increase modestly, pressuring margins on our downstream vinyl compounding businesses. Resin and Intermediates, on the other hand, is expected to benefit from these trends and earnings are expected to increase in this business segment. Further pressure on vinyl compound margins is anticipated as a result of additional domestic production capacity. We also anticipate upward pressure on non-resin raw materials as market conditions improve. This resulting pressure on margins is expected to be offset by the full-year impact of 2003 cost reduction and restructuring initiatives, new initiatives in 2004 to continue simplifying processes and eliminating non-value added work and ongoing raw material savings programs.

Management actions in 2004 will also be focused on strengthening our market positions. We are targeting market share gains by helping customers be more competitive on a global basis through an expanded international presence and by commercializing new technologies.

POLYONE CORPORATION

Results of Operations

Consolidated Results

(In millions)	2003	2002	2001

Sales:

Performance Plastics	$1,556.1	$1,475.9	$1,519.4

Distribution	529.2	519.7	462.6

Other	(120.8)	(104.1)	(48.3)

Total sales	$1,964.5	$1,891.5	$1,933.7

Operating income (loss):

Performance Plastics	$34.5	$31.9	$46.1

Distribution	9.1	4.3	(2.9)

Resin and Intermediates	24.0	10.6	(12.6)

Other	(23.8)	(28.4)	(26.6)

Segment operating income	43.8	18.4	4.0

Employee separation and plant phaseout costs	(35.1)	(1.1)	(30.4)

Period plant phaseout costs incurred	(2.9)	(2.3)	—

Merger and integration costs	—	—	(5.8)

Asset impairments and loss on divestiture of equity investment	(8.0)	(5.1)	(9.5)

Equity investment restructuring and plant idling costs and cumulative effect of a change in accounting	(1.8)	(4.9)	(9.4)

Total operating income (loss)	(4.0)	5.0	(51.1)

Interest expense	(66.6)	(42.4)	(40.6)

Interest income	0.9	0.9	2.3

Other expense, net	(13.3)	(8.0)	(8.4)

Income tax (expense) benefit	(12.3)	19.2	36.1

Loss from continuing operations	(95.3)	(25.3)	(61.7)

Income (loss) from discontinued operations, net of taxes	(155.8)	20.1	15.6

Cumulative effect of a change in accounting, net of taxes	—	(53.7)	—

Net loss	$(251.1)	$(58.9)	$(46.1)

Year to year changes in sales and segment operating income (loss) are discussed within the “Business Segment Information” section that follows.

Employee separation and plant phaseout - We recorded costs for severance, employee outplacement, external outplacement consulting, facility closing costs and the write-down of the carrying value of plants and equipment related to restructuring initiatives in each of the last three years. These costs are discussed in detail above and in Notes E and F to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Period plant phaseout costs incurred - These are plant phaseout costs associated with the 2001 Geon restructuring initiatives that were recognized as period costs versus when the restructuring initiative was approved. In connection with the acquisition of Hanna and resulting formation of PolyOne, management developed several initiatives to capture the strategic value of the combined former Geon and former Hanna businesses. This resulted in several announcements in 2001 that former Geon plants and Hanna plants would be closed. The initiatives also included the termination of corporate and other positions at former Geon and Hanna locations. The 2003 charge is for the write-off of inventory and receivables as a result of the decision to exit a portion of the Mexico Distribution business.

Merger and integration costs - These costs primarily represented executive separation costs for two key former Geon executives incurred as a result of the change-in-control associated with the formation of PolyOne.

Asset impairments and loss on divestiture of equity investment - A non-cash impairment charge was recorded to adjust the 2003 year-end carrying value of deferred product technology, customer list, note receivable and internet investments to their estimated realizable future cash flows. For 2002, this charge included the first quarter loss of $1.5 million on our divestiture of our 37.4% investment in the PVC resin operations of Australian Vinyls Corporation and the fourth quarter impairment loss of $3.6 million on the sale of our equity investment in Techmer PM, LLC. For 2001, PolyOne recognized an investment impairment charge of $9.5 million, including a $4.9 million translation loss, in connection with the sale of Australian Vinyls Corporation.

Equity investment restructuring and plant idling costs and cumulative effect of a change in accounting - The 2003 expense relates to employee severance costs associated with personnel reductions undertaken by OxyVinyls in the second quarter. In addition, the 2003 expense includes a charge for the cumulative effect of a change in accounting upon OxyVinyls’ adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” The 2002 costs include PolyOne’s share of OxyVinyls’ employee severance, plant phase-out costs and liabilities associated with the temporary idling of a plant in December 2001 and the asset write-off and decommissioning costs related to the permanent closure of a portion of a plant in 2002.

POLYONE CORPORATION

Interest expense - Interest expense in 2003 of $66.6 million was $24.2 million higher than in 2002. This increase is primarily due to the issuance of $300 million of 10.625% unsecured senior notes in the second quarter of 2003 and the issuance of $200 million of 8.875% unsecured senior notes. Interest expense in 2002 of $42.4 million was $1.8 million higher than in 2001. Impacting 2002 interest expense was the second quarter issuance of $200 million of 8.875% unsecured senior notes in the second quarter of 2002. This was partially offset by the favorable impact of interest rate swap agreements and lower average borrowings outstanding under the revolving credit facility in 2002 compared to 2001.

Other expense, net - Other expense, net, includes finance costs associated with the receivables sale facility, foreign currency gains and losses and other miscellaneous expenses. The following table summarizes the major components of other expense, net for 2003, 2002 and 2001.

(In millions)	2003	2002	2001

Currency exchange gain (loss), net of foreign exchange contracts	$(5.0)	$(0.1)	$(0.9)

Discount on sale of trade receivables	(5.9)	(4.8)	(8.1)

Retained post-employment benefit cost related to previously discontinued business operations	(3.0)	(2.9)	(0.3)

Other income (expense), net	0.6	(0.2)	0.9

	$(13.3)	$(8.0)	$(8.4)

Income taxes - Income tax expense in 2003 was $12.3 million on a consolidated pre-tax loss from continuing operations of $83.0 million. The income tax expense was related to foreign earnings. Tax expense in 2003 related to continuing operations included a $24.0 million expense related to dividends from foreign subsidiaries and a $19.7 million tax allowance to reduce the U.S. net deferred income tax assets resulting from the 2003 operating loss carry-forwards. Excluding the above items, the effective income tax rate benefit for continuing operations was 37.8%. For 2002, the effective income tax rate benefit on comparable income from continuing operations was 43.1%. Income tax in 2002 was a benefit of $19.2 million on a consolidated pre-tax loss from continuing operations of $44.5 million. The effective income tax rate benefit in 2002 was 43.1% compared with a benefit of 39.4% in 2001. The income tax rate (benefit) for financial reporting purposes varied from the federal statutory rate as follows:

	2003	2002	2001

Federal statutory income tax rate	(35.0%)	(35.0%)	(35.0%)

State tax, net of federal benefit	(3.7)	(7.2)	(4.4)

Goodwill	—	—	0.2

Differences in rates of foreign operations	2.7	0.7	0.4

Other, net	(1.8)	(1.6)	(0.6)

Subtotal	(37.8%)	(43.1%)	(39.4%)

Valuation allowance	23.7	—	—

Provision for repatriation of foreign earnings	28.9	—	—

Effective income tax rate	14.8%	(43.1%)	(39.4%)

See Note Q to the Consolidated Financial Statements for the fiscal year ended December 31, 2003 for further detail.

Income (loss) from discontinued operations and loss on sale, net of income taxes - The loss from discontinued operations and loss on sale, net of income taxes, was $155.8 million in 2003 compared to income from discontinued operations and loss on sale, net of income taxes, of $20.1 million in 2002. Included in the 2003 loss was a $130.5 million pre-tax charge for impairment of net assets held for sale, a $30.6 million pre-tax charge for employee separation and plant phase-out costs primarily related to the closures of the Burlington, New Jersey, Wynne, Arkansas and DeForest, Wisconsin manufacturing plants and an income tax provision of $1.4 million. Included in 2002 income was a $0.6 million pre-tax charge for employee separation and plant phase-out costs and a $15.4 million income tax provision. Sales from the Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses included in discontinued operations totaled $571.0 million in 2003 compared to $606.7 million in 2002. In addition, sales from the Softer business were $70.0 million in 2002.

Income from discontinued operations and loss on sale, net of income taxes, was $20.1 million in 2002 compared to $13.1 million in 2001. Included in 2002 income was a $0.6 million pre-tax charge for employee separation and plant phase-out costs and a $15.4 million income tax provision. Included in 2001 income was a $6.0 million pre-tax charge for employee separation and plant phase-out costs, merger and integration costs and period costs of closed facilities, $2.0 million of other income and a $13.0 million income tax provision. Sales from the Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses included in discontinued operations totaled $606.7 million in 2002 compared to $647.4 million in 2001. In addition, sales from the

POLYONE CORPORATION

Softer business were $70.0 million in 2002 compared to $73.5 million in 2001.

Cumulative effect of a change in accounting, net of income taxes - Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this statement, we ceased amortizing all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, we also completed the transitional review for goodwill impairment required under SFAS No. 142. The review indicated that goodwill related to the 1999 acquisition of our Engineered Films operation was impaired as of January 1, 2002. As a result we recognized a pre-tax charge of $54.7 million ($53.7 million after a tax benefit of $1.0 million) as a cumulative effect of a change in accounting principle.

Business Segment Information

Senior management uses segment operating income, which excludes special items, to assess performance and allocate resources to business segments. The following table reconciles operating income (loss) to segment operating income (loss). Senior management uses segment operating income when evaluating the results of operations of the business segments because senior management believes this measure is useful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, segment operating income is a component of the PolyOne Annual Incentive Plan at the corporate and business segment levels. Segment operating income may not be comparable to financial performance measures presented by other companies.

Special items include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, merger and integration costs, asset impairments and gains and losses on the divestiture of joint ventures and equity investments.

2003 Compared with 2002

(In millions)	2003	2002	$ Change	% Change

Sales:

Performance Plastics	$1,556.1	$1,475.9	$80.2	5%

Distribution	529.2	519.7	9.5	2%

Other	(120.8)	(104.1)	(16.7)	16%

	$1,964.5	$1,891.5	$73.0	4%

Segment operating income (loss):

Performance Plastics	$34.5	$31.9	$2.6	8%

Distribution	9.1	4.3	4.8	112%

Resin and Intermediates	24.0	10.6	13.4	126%

Other	(23.8)	(28.4)	4.6	(16%)

	$43.8	$18.4	$25.4	138%

Reconciliation:

Operating income (loss)	$(4.0)	$5.0	$(9.0)	(180%)

Special items, expense	47.8	13.4	34.4	257%

Segment operating income (loss)	$43.8	$18.4	$25.4	138%

Performance Plastics had 2003 sales of $1,556.1 million, an increase of $80.2 million, or 5%, from 2002. A breakdown of 2003 segment sales, by primary product group, is as follows:

	2003 Sales % of Total	2003 Sales % Change vs. 2002	2003 Shipment Lbs. % Change vs. 2002

North American Plastic Compounds and Colors:

Vinyl Compounds	41%	1%	-3%

Colors and Additives	12%	-5%	—

Engineered Materials	8%	-5%	-9%

Subtotal	61%	-1%	-5%

International Plastics Compound and Colors	28%	27%	16%

Formulators	11%	-4%	-7%

Total Performance Plastics	100%	5%	-1%

North American Vinyl Compounds’ volume decline was the result primarily of slower demand in the wire and cable, custom profile and packaging markets. Higher average selling prices, which were the result of efforts to recapture raw material cost increases, helped to offset the volume decline, bringing sales to

POLYONE CORPORATION

slightly above 2002 levels. Although Colors and Additives volumes were flat compared to the prior year, sales were lower as a result of a shift in product mix towards more general-purpose products. Engineered Materials volumes and sales were down from lower demand in automotive end-market applications combined with a key customer taking its compounding production back in-house. International Plastic Compounds and Colors volumes were up due to the Transcolor acquisition and stronger demand in Asia. Favorable currency exchange rates increased sales by $50.7 million and the Transcolor acquisition added $45.0 million in sales. Formulators volume and sales declines were the result of the contribution of the former urethanes product line to the 50% BayOne equity joint venture formed in June 2003 for which PolyOne no longer separately reports sales, combined with a key customer having lost share in its end market.

Performance Plastic’s segment operating income was $34.5 million in 2003, an increase of $2.6 million from 2002. Even though volume was down by 1% from 2002, favorable currency translation added approximately $5.4 million to earnings. This was partially offset by higher raw material costs that were not fully recovered by higher selling prices. Margin compression was the most severe in the North American Vinyl Compounds product group, particularly in the first half of 2003. Also contributing to improved segment earnings were lower costs as a result of manufacturing, selling and administrative restructuring initiatives.

Distribution had 2003 sales of $529.2 million, an increase of $9.5 million, or 2% from 2002. Shipment volumes declined by 5% from 2002. Sales were up 6% in the United States and Canada due to stronger demand for engineering resins and PolyOne produced vinyl compounds. Mexico sales and volumes were down by approximately 50% due to a decision to exit a portion of the business and export from the United States.

Distribution’s segment operating income was $9.1 million in 2003, an increase of $4.8 million from 2002 due to increased sales and cost savings from the closure of a significant portion of the Mexico Distribution operation.

Resin and Intermediates operating income was $24.0 million, an increase of $13.4 million from 2002. The improvement resulted from higher SunBelt earnings of $15.0 million that were partially offset by lower OxyVinyls earnings of $2.2 million. For 2003 versus 2002, the average industry selling price for chlorine increased by approximately $69 per ton and caustic soda increased by approximately $50 per ton. OxyVinyls earnings decreased in 2003 from 2002 primarily due to higher average natural gas costs of approximately $1.90 per million BTU, largely offset by higher chlor-alkali earnings driven by the higher industry average selling prices of chlorine and caustic soda. Average industry spreads of PVC selling prices over ethylene and chlorine costs were marginally higher.

“Other” consisted primarily of corporate governance costs that are not allocated to business segments and inter-segment sales and profit eliminations. The loss in 2003 was $23.8 million compared with a loss of $28.4 million in 2002. The 2002 loss also includes the elimination of a $1.1 million pre-tax inter-segment profit in the Distribution business segment’s inventories related to PolyOne vinyl compounds.

2002 Compared with 2001

(In millions)	2002	2001	$ Change	% Change

Sales:

Performance Plastics	$1,475.9	$1,519.4	$(43.5)	(3%)

Distribution	519.7	462.6	57.1	12%

Other	(104.1)	(48.3)	(55.8)	116%

	$1,891.5	$1,933.7	$(42.2)	(2%)

Segment operating income (loss):

Performance Plastics	$31.9	$46.1	$(14.2)	(31%)

Distribution	4.3	(2.9)	7.2	248%

Resin and Intermediates	10.6	(12.6)	23.2	184%

Other	(28.4)	(26.6)	(1.8)	7%

	$18.4	$4.0	$14.4	360%

Reconciliation:

Operating income (loss)	$5.0	$(51.1)	$56.1	110%

Special items, expense	13.4	55.1	(41.7)	(76%)

Segment operating income (loss)	$18.4	$4.0	$14.4	360%

POLYONE CORPORATION

Performance Plastics had 2002 sales of $1,475.9 million, a decrease of $43.5 million, or 3% from 2001. A breakdown of 2002 segment sales, by primary product group, is as follows:

	2002 Sales % of Total	2002 Sales % Change vs. 2001	2002 Shipment Lbs. % Change vs. 2001

North American Plastic Compounds and Colors:

Vinyl Compounds	42%	-8%	-5%

Colors and Additives	13%	-19%	-29%

Engineered Materials	10%	4%	10%

Subtotal	65%	-9%	-4%

International Plastics Compound and Colors	23%	15%	7%

Formulators	12%	3%	-1%

Total Performance Plastics	100%	-3%	-2%

The decline in total Performance Plastics sales was the result of lower sales in North American Plastic Compounds and Colors, partially offset by strong demand in Asia and a favorable Euro currency exchange impact, which increased U.S. dollar reported sales by $15.9 million. North American Plastic Compounds and Colors experienced softer demand in nearly all markets for vinyl, in addition to lower average selling prices compared to 2001. Vinyl compound volumes declined 5% while sales revenue declined 8% during 2002, with the most notable decline in wire and cable applications. Colors and Additives volumes declined 29% and sales revenues declined 19%, while Engineered Materials volumes improved 10% and sales revenues improved 4%. Contributing to lower 2002 sales in North American Plastic Compounds and Colors was some loss in market share in the North American color and additive concentrate and vinyl compound markets that resulted from competitors taking business at lower selling prices for which we chose not to compete, combined with some customers taking the production of these products in-house.

Performance Plastic’s segment operating income was $31.9 million in 2002, a decrease of $14.2 million from 2001, reflecting lower segment sales and lower vinyl compound margins, partially offset by the positive impact of cost reduction programs and restructuring initiatives, which included closing seven production facilities within the Performance Plastics business segment.

Distribution had 2002 sales of $519.7 million, an increase of $57.1 million, or 12%, from 2001. The improvement in sales resulted largely from using our Distribution business segment for smaller volume sales of PolyOne vinyl compounds instead of using a third-party distributor.

Distribution’s segment operating income was $4.3 million in 2002, an increase of $7.2 million from 2001 due to increased sales volumes and improved selling price spreads over material costs. In 2002, the Distribution segment began representing PolyOne’s vinyl compounds in the market place.

Resin and Intermediates operating income was $10.6 million, an increase of $23.2 million from 2001. This improvement was primarily the result of higher OxyVinyls earnings of $25.2 million. Average industry PVC resin market selling prices were approximately $0.015 per pound higher in 2002 compared to 2001, with the average industry resin spread over raw material costs increasing by a similar amount as lower ethylene costs offset higher chlorine costs. In addition, OxyVinyls’ earnings were reduced by lower average industry caustic soda selling prices of approximately $120 per ton, while lower average natural gas costs of approximately $1 per million BTU added to earnings.

“Other” consisted primarily of corporate governance costs that are not allocated to business segments and inter-segment sales and profit eliminations. The loss in 2002 was $28.4 million compared with a loss of $26.6 million in 2001.

Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires PolyOne’s management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements. PolyOne evaluates the accounting policies and estimates it uses to prepare financial statements on an ongoing basis. PolyOne bases its estimates on historical experience and assumptions believed to be reasonable under certain facts and circumstances. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Environmental Accrued Liability - PolyOne has accrued $54.7 million to cover future environmental remediation expenditures, and believes that none of these matters, either in -

POLYONE CORPORATION

dividually or in the aggregate, will have a material adverse effect on its capital expenditures, consolidated financial condition, results of operations or cash flow. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, net of estimated insurance recoveries, based upon information and technology currently available. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. For additional information regarding the environmental accrued liability, see Note O to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Restructuring Accruals - PolyOne has recorded accruals in connection with restructuring its businesses, as well as the integration of acquired businesses. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations and the valuation of certain assets including property, plant and equipment, and inventories. Actual amounts could differ from the original estimates.

Restructuring-related accruals are reviewed on a quarterly basis and changes to the initial plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. Under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” changes to plans associated with the integration of an acquired business are recognized as an adjustment to the acquired business’ original purchase price (goodwill) if recorded within one year of the acquisition. After one year, a reduction of goodwill is recorded if the actual costs incurred are less than the original reserve. More than one year subsequent to an acquisition, if the actual costs incurred exceed the original reserve, the excess is recognized as an employee separation and plant phaseout cost. In January 2003, PolyOne refined the original 2001 plan and decided to continue operating one facility. Accordingly, in the first quarter of 2003, the related reserve of approximately $0.3 million associated with this facility, which related to an acquired business, was reversed and recognized as a reduction to goodwill of the acquired business. Also, during 2003, PolyOne adjusted its estimate of the remaining liabilities associated with the consolidation of Geon and Hanna. As a result of the adjustment, net expense of $2.1 million was recorded and included in “employee separation and plant phase-out” on the Consolidated Statements of Operations.

As of December 31, 2003, PolyOne had an accrued liability of $20.9 million for future estimated employee severance and plant closing costs. This liability related to remaining expected expenditures resulting from current year and prior year restructuring initiatives. During 2003, the liability was increased by $63.6 million, of which $28.5 million related to discontinued operations and was reported as a component of the total loss from discontinued operations. The liabilities for employee separation and plant phaseout for the businesses reported as discontinued operations will be retained by PolyOne upon the sale of these businesses. For additional discussion, refer to Notes E and F to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Equity Investment - In December 2001, OxyVinyls, of which PolyOne owns a 24% interest, announced the temporary idling of its Deer Park, Texas, chlor-alkali plant due to low industry capacity utilization and low product market selling prices. As of December 31, 2001, OxyVinyls had accrued $13.8 million for future employee severance and liabilities associated with the temporary idling of the Deer Park plant. In 2002, OxyVinyls recognized an additional $2.2 million of expense associated with the temporary plant idling, plus an additional expense of $17.0 million in the third quarter related to the permanent closing of specific production assets included in the idled plant. The permanent closing costs included $14.5 million for the impairment of the fixed assets as well as $2.5 million for decommissioning costs. As of December 31, 2003, OxyVinyls had fully utilized the accrual for future employee severance liabilities and decommissioning costs. The plant had a net property carrying value by OxyVinyls at the end of 2003 of approximately $117.1 million, which is anticipated to be realized through future operations upon restarting the plant. OxyVinyls will maintain the Deer Park chlor-alkali plant in a standby mode pending further strengthening in overall economic conditions and improved demand for caustic soda resulting in improved margins.

Goodwill - As of December 31, 2003, PolyOne had $334.0 million of goodwill resulting from the acquisition of businesses. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is tested for impairment annually (PolyOne has selected July 1), or more often, if an event or circumstance indicates that an impairment loss may have occurred. In making goodwill impairment assessments, we compare the fair value of each of our reporting units with the reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the

POLYONE CORPORATION

carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

PolyOne uses the combination of two valuation methodologies, a market approach and an income approach, to estimate the fair value of its reporting units. Absent fair value from a potential buyer or similar specific transactions, we believe the use of the two methodologies provides reasonable estimates of a reporting unit’s fair value. A reporting unit’s fair value computed by these two methodologies is derived using a number of factors such as projected future operating results and business plans, economic projections, anticipated future cash flows, marketplace data of comparable companies or near comparable companies from within a consistent industry grouping, and cost of capital. There are inherent uncertainties related to these factors and to management’s judgment when applied to the analysis of goodwill impairment. Accordingly, management believes the combination of these methodologies provides a reasonable approach by which to estimate the fair value of its reporting units. No assumptions or estimates differed between the two methodologies as of any valuation date for each reporting unit.

The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes the use of this approach is appropriate because as it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units. The key estimates and assumptions used in determining fair value under the market approach include (a) the use of projected future results and (b) a control premium applied to the market multiples to adjust the enterprise value upward for a 100% ownership interest. Projected future results for the next twelve months are utilized due to the forward-looking nature of the market-related multiples. Projected future results are based upon management’s estimates, which take into account projected economic and market conditions and the reporting unit’s business plans.

The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the forecasted debt-free cash flow. Management believes the use of this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s five to ten year projection of operating results and cash flows and is discounted using a weighted-average cost of capital calculated for the reporting unit’s industry. The projection is based upon management’s estimates of projected economic and market conditions over the five to ten year period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions used for the debt-free cash flow model include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on projected management plans.

We determined that goodwill was not impaired as of the annual assessment performed as of July 1, 2003 or the interim assessment performed as of December 31, 2003. However, the occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in our performing another assessment prior to the required July 1, 2004 annual assessment. These types of events and the resulting analysis could result in future additional charges against earnings for goodwill write-offs or other asset impairments. Any future goodwill impairment would have no impact on PolyOne’s required financial ratios under the receivable sale facility and the revolving credit facility. However, the available borrowings under the revolving credit facility would effectively be reduced by 10% of any after-tax impairment write-off.

PolyOne performed a goodwill impairment assessment as of December 31, 2003 on its Plastic Compounds and Colors reporting unit and on its Formulators reporting unit. The average fair values of the market approach and the income approach exceeded the carrying value of these reporting units by 47% for the Plastic Compounds and Colors reporting unit and by 15% for the Formulators reporting unit. Using the lowest fair value determined by these two methodologies would have resulted in a fair value that exceeded the carrying value by 13% for the Plastic Compounds and Colors reporting unit and by 8% for the Formulators reporting unit.

POLYONE CORPORATION

The following is a summary of the key estimates used in preparing these valuations under the income and market approaches:

	Plastic Compounds and Colors	Formulators

Income Approach

Long-term growth rate	4.0%	3.0%

Capital spending as % of depreciation	100.0%	70% through year 5

		increasing to 100% by year 9

Change in accounts receivable, inventories and accounts payable as % of change in sales	10.2%	15.3%

Equity control premium	30.0%	30.0%

Weighted average cost of capital	12.0%	13.0%

Market Approach

Multiple of next year sales	0.96x	0.64x

Multiple of next year EBITDA	7.73x	8.03x

Multiple of next year EBIT	12.24x	13.05x

Multiple of next year debt-free cash flow	10.46x	10.19x

We did recognize an impairment charge at December 31, 2003 as a result of the determination to report three non-core businesses as discontinued operations as announced on January 15, 2004. The net assets of these businesses held for sale were reduced to their estimated future net proceeds. For additional details regarding these charges, see Note B to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

Income Taxes - Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation, which change throughout the year. Management uses judgment in estimating what the income will be for the year. Because judgment is involved, there is risk that the tax rate may significantly increase or decrease in any period.

In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We intend to maintain this valuation allowance until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Pensions and Post-retirement Benefits - Included in our results of operations are significant pension and post-retirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including

POLYONE CORPORATION

assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and post-retirement benefit costs may occur in the future due to changes in the assumptions. Our net pension and post-retirement benefit cost was approximately $36 million, $25 million and $20 million during fiscal 2003, 2002 and 2001, respectively, excluding the impact of restructuring actions. The increase in net pension and post-retirement expense during fiscal 2003 was primarily a result of lower plan assets, a reduction in the discount rate from 7.25% to 6.75%, and a reduction in the expected return on plan assets from 9.0% to 8.75%.

To develop our discount rate, we considered the available yields on high-quality fixed-income investments with maturities corresponding to our benefit obligations. To develop our expected return on plan assets, we also considered the historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including public and private equity investments and real estate, than to fixed-income securities. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have decreased or increased the fiscal 2003 net pension and post-retirement expense by approximately $2.8 million. Likewise, a 0.5 percentage point increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2003 net pension cost by approximately $1.3 million.

Market conditions and interest rates significantly affect the future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to highly volatile market conditions. Holding all other assumptions constant, a 0.5 percentage point decrease or increase in the discount rate would have increased or decreased the minimum pension liability by approximately $25 million as of December 31, 2003.

The rate of increase in medical costs over the next five years was increased in 2003 to reflect both actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Employees hired after December 31, 1999 are not eligible to participate in the post-retirement plan.

Contingencies - PolyOne is subject to various investigations, claims, and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings, and any liability that is judged to be probable and estimable, has been accrued. Any potential liability not accrued is not currently expected to have a material adverse effect on PolyOne’s future financial position, results of operations or cash flows.

Stock Options Granted to Employees - In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation –  Transition and Disclosure,” was issued by the Financial Accounting Standards Board. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to the employees. As allowed by SFAS No. 123, PolyOne adopted the disclosure-only provisions of the standard and does not recognize expense for stock options granted to employees.

Cash Flows

(In millions)
Cash flows provided (used) by:	2003	2002	2001

Operating activities	$(176.0)	$(64.8)	$201.2

Investing activities	(12.9)	(68.5)	(56.4)

Financing activities	189.0	131.5	(249.7)

Discontinued operations	4.2	28.3	86.1

Cash used by operating activities for continuing operations in 2003 was $176.0 million compared with $64.8 million in 2002. The loss from continuing operations was $95.3 million, of which $51.4 million represented depreciation and amortization compared with the loss from continuing operations of $25.3 million in 2002, of which $51.0 million represented depreciation and amortization. In 2003, the amount of receivables sold under the receivables sale facility declined by $89.2 million from 2002 compared with a decline of $57.6 million in 2002 from 2001. Additionally in 2003, accounts receivable declined $2.2 million, first-in, first-out (FIFO) inventories declined $24.3 million and accounts payable declined $31.3 million. For 2002, accounts receivable declined $8.5 million, FIFO inventories increased $5.6 million and accounts payable declined $47.6 million. Accrued expenses and other declined $20.0 million in 2003 compared with an increase of $38.1 million in 2002. Cash payments for employee separation and plant phase-out activities were $43.5 million in 2003 and $17.0 million in 2002.

POLYONE CORPORATION

Cash used by investing activities for continuing operations was $12.9 million in 2003 and $68.5 million in 2002. Capital expenditures in 2003 totaled $28.7 million and were $65.0 million in 2002. Cash spent for businesses acquired, net of cash received, totaled $15.8 million in 2003 compared with $11.4 million in 2002. Cash proceeds from the sale of assets in 2003 were $27.7 million, primarily from the sale of our 51% interest in Techmer PM, LLC. Cash proceeds from the sale of assets in 2002 were $14.7 million, primarily from the sale of our 70% interest in Softer. In 2003, we received $3.9 million from an equity investment, compared with cash provided to the equity investment of $6.8 million in 2002.

Cash provided by financing activities for continuing operations was $189.0 million in 2003, primarily reflecting the issuance of $300 million of 10.625% unsecured notes, partially offset by the maturity of $87.8 million of 9.375% senior notes in September 2003. Cash provided by financing activities was $131.5 million in 2002 primarily reflecting the issuance of $200 million of 8.875% senior notes, partially offset by the funds used to repay a loan held by one of our German subsidiaries. Cash paid for financing costs in 2003 was $15.0 million compared with $4.9 million in 2002. Additionally, dividends of $22.7 million were paid in 2002 and net proceeds of $7.0 million were received from the exercise of stock options. In 2003, no dividends were paid and no stock options were exercised.

Cash provided by discontinued operations was $4.2 million in 2003 compared to $28.3 million in 2002. The main driver of the $24.1 million decline in 2003 compared to 2002 was lower profitability from a 6% decline in sales combined with higher material costs that were not fully recaptured in selling price increases. Net changes in assets, including accounts receivables, inventories, accounts payable and accrued expenses and other, were a use of cash of $13.4 million in 2003 compared with a use of cash of $4.6 million in 2002. Additionally, capital expenditures for discontinued operations were $6.1 million in 2003 compared with $10.1 million in 2002.

Capital Resources and Liquidity

As of December 31, 2003, PolyOne had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $950.7 million. As of December 31, 2003, PolyOne had utilized $855.2 million of these facilities and approximately $95.5 million was available to be drawn while remaining in compliance with all facilities. The following table summarizes available and outstanding facilities at December 31, 2003:

	Outstanding	Available

Long-term debt	$783.4	$—

Revolving credit facility	—	0.9

Receivables sale facility	70.7	94.6

Short-term bank debt	1.1	—

	$855.2	$95.5

On May 6, 2003, PolyOne completed a debt refinancing. The refinancing provided liquidity and the funds to repay senior debt that matured in September 2003 and to support normal operations and fund restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, we issued $300 million of 10.625% unsecured senior notes, entered into a new three-year $225 million receivables sale facility, and amended and restated the revolving credit facility. The 10.625% unsecured senior notes rank equally with all other senior unsecured indebtedness. Proceeds from the issuance of the senior notes were used to repay the senior notes that matured in September 2003, to pay off the borrowings on the revolving credit facility and to pay down the amounts borrowed under the receivables sale facility. The new receivables sale facility replaced the former receivables sale facility. The security that had been extended in February 2003 to senior notes and debentures and our guarantee of the SunBelt notes terminated as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of December 31, 2003, PolyOne’s secured borrowings were not at levels that would trigger the security on the indentures governing our notes and debentures or our guarantee of the SunBelt notes.

In connection with the formation of OxyVinyls, PolyOne had guaranteed $42.3 million of OxyVinyls’ borrowings from Occidental Petroleum Corporation. This guarantee terminated effective June 30, 2003.

Long-term Debt - At December 31, 2003, we had long-term debt of $783.4 million, with maturities ranging from 2004 to 2015. See Note H to the Consolidated Financial Statements for the fiscal year ended December 31, 2003 for further information on our debt. Current maturities of long-term debt at December 31, 2003 were $26.3 million.

POLYONE CORPORATION

Revolving Credit Facility - As noted above, on May 6, 2003, PolyOne amended and restated its revolving credit facility. As amended and restated, it has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and our guarantee of the SunBelt notes. The revolving credit facility was further amended on September 25, 2003 to limit any additional borrowings under the facility unless, after giving effect to the borrowing, the interest coverage ratio as defined and calculated under the agreement would not be less than 1 and the borrowed debt-to-adjusted EBITDA ratio as defined and calculated under the agreement would be not more than 4.75. The revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of the Company’s domestic intellectual property and inventory and some of the Company’s domestic real property.

As of December 31, 2003, PolyOne had not drawn on the revolving credit facility, although the facility served as a back-up facility for $16.8 million of outstanding letters of credit and for $7.1 million of loan guarantees, the majority of which related to its 50% Colombian equity joint venture.

PolyOne’s revolving credit facility requires PolyOne to, among other things, maintain certain interest coverage and borrowed debt-to-adjusted EBITDA earnings ratios. Further, the financing arrangements limit payments for purposes such as capital expenditures, acquisitions and dividends. On September 25, 2003, the required financial ratios in the financing arrangements were amended. The following table summarizes the current defined financial covenant ratios for the fourth quarter of 2003 and each quarter in 2004 under the revolving credit facility:

	Interest Coverage Ratio (Minimum)	Borrowed Debt-to-Adjusted EBITDA Ratio (Maximum)

Agreement compliance

Fourth quarter of 2003	.65	15.00

First quarter of 2004	.75	13.00

Second quarter of 2004	1.00	10.25

Third quarter of 2004	1.50	7.50

Fourth quarter of 2004	1.90	5.75

Receivables Sale Facility - On May 6, 2003, PolyOne terminated its former receivables sale facility and entered into a new receivables sale facility. Under the terms of the agreement governing the new facility, the Company is allowed to sell accounts receivable and realize proceeds of up to $225.0 million. However, the maximum amount of proceeds that may be received is limited to 85% of the amount of eligible domestic accounts receivable sold. The new receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit, of which $9.0 million was used at December 31, 2003. Although the former receivables sale facility contained a provision that would allow the purchasers of the accounts receivable to terminate the facility if our senior debt ratings fell below specified levels, the new receivables sale facility does not contain any credit ratings provision. The amount of eligible receivables available to be sold under the receivables sale facility will be impacted upon divestment of any or all of the businesses currently held for sale as each of the businesses currently has accounts receivable sold under the receivables sale facility.

On September 25, 2003, PolyOne amended the receivables sale facility to adjust interest coverage ratio requirements. The interest coverage ratio requirements noted earlier for the revolving credit facility also apply to the receivables sale facility.

Of the capital resource facilities available to PolyOne as of December 31, 2003, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture and the guarantee of the SunBelt notes. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures. As of December 31, 2003, the Company sold accounts receivable of $70.7 million and had guaranteed unconsolidated equity affiliate debt of $85.3 million of SunBelt.

POLYONE CORPORATION

The following table summarizes PolyOne’s obligations related to long-term debt, leases guarantees and purchase obligation as of December 31, 2003:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$783.4	$26.3	$137.9	$36.6	$582.6

Operating leases	35.9	12.9	18.7	4.3	—

Standby letters of credit	25.8	24.0	1.8	—	—

Guarantees	92.4	10.6	20.9	12.2	48.7

Purchase obligations	22.5	13.0	9.5	—	—

Total	$960.0	$86.8	$188.8	$53.1	$631.3

Profitable operations in 2004 will be important to (1) maintain the existing levels of available capital resources, (2) any refinancing of a portion of the existing capital resources, and (3) the execution of our announced restructuring initiatives. Expected sources of cash in 2004 include net income, borrowings under existing loan agreements and the expected sale of the discontinued operations. Expected uses of cash in 2004 include approximately $26.3 million of long-term debt that comes due during the year, interest expense and discount on sale of accounts receivable totaling approximately $74 million, cash taxes, contributions to qualified defined benefit pension plans, spending for previously announced restructuring initiatives in progress as of December 31, 2003 totaling approximately $30 million and capital expenditures. Capital expenditures are currently estimated between $35 million and $40 million, while depreciation and amortization for 2003 totaled $51.4 million. Percentage changes in the levels of accounts receivable, inventories and accounts payable are expected to change by approximately the corresponding expected percentage increase in sales.

There is also a timing difference between cash contributions to qualified defined benefit pension plans and the expense for these plans reflected in the consolidated statement of operations. In 2003, cash contributions to qualified defined benefit pension plans totaled approximately $16 million, while the expense for these plans reflected in the consolidated statement of operations totaled approximately $24 million.

PolyOne’s 2003 pension contribution of approximately $16 million to its qualified defined benefit pension plans exceeded the 2003 required minimum funding of approximately $1 million. PolyOne currently estimates that the required minimum funding in 2004 will approximate $16 million unless the proposed U.S. legislation providing funding relief is passed, in which case the minimum required funding would decrease to approximately $5 million. PolyOne currently estimates a projected minimum funding requirement in 2005 of approximately $40 million under existing regulations versus $28 million under the proposed U.S. funding relief legislation. Any funding in 2004 by PolyOne in excess of the required minimum will depend upon the available cash flows from the business. A 2004 funding contribution in excess of the minimum required would reduce any otherwise required funding in 2005.

Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures, and that cash flow generated from operations, along with the borrowing capacity under the revised revolving credit facility and new receivables sale facility, should be adequate to fund operations and to meet debt service requirements.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to restructuring programs, including cost reduction and employee productivity goals

POLYONE CORPORATION

•	a delay or inability to achieve targeted debt level reductions through divestitures or other means
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks
•	changes in U.S., regional or world polymer and/or rubber consumption growth rates affecting the Company’s markets
•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which the Company participates
•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles
•	production outages or material costs associated with scheduled or unscheduled maintenance programs
•	costs or difficulties and delays related to the operation of joint venture entities
•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates
•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of the Company
•	an inability to launch new products and/or services within the Company’s various businesses
•	the possibility of further goodwill impairment
•	an inability to maintain any required licenses or permits
•	an inability to comply with any environmental laws and regulations
•	an inability or delay beyond December 31, 2004 in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms
•	an inability to access the receivables sale facility as a result of covenant violations
•	any poor performance of our pension plan assets and any obligation on our part to fund our pension plan
•	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product platforms to profitability
•	an inability to raise prices or sustain price increases for products

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our annual, quarterly and current reports to the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

POLYONE CORPORATION

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

PolyOne is exposed to certain market risks as part of its ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes.

Interest rate exposure - PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are perfectly effective as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At December 31, 2003, these seven agreements had a net fair value obligation of ($3.7) million and the weighted-average interest rate for these seven agreements was 5.239%. At December 31, 2002, PolyOne had no interest rate swap agreements in place.

Foreign currency exposure - PolyOne enters into inter-company lending transactions denominated in various foreign currencies, and is subject to financial exposure from foreign exchange rate movement between the date a loan is recorded and the date it is settled or revalued. To mitigate this risk, PolyOne enters into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged, and are recorded as other income or expense. PolyOne does not hold or issue financial instruments for trading purposes. For additional information regarding foreign currency exchange risk, refer to Note U to the Consolidated Financial Statements for the fiscal year ended December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

Page

Management’s Report	27

Report of Independent Auditors	27

Consolidated Financial Statements:

Consolidated Statements of Operations	28

Consolidated Balance Sheets	29

Consolidated Statements of Cash Flows	30

Consolidated Statements of Shareholders’ Equity	31

Notes to Consolidated Financial Statements	32-56

Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts	57

POLYONE CORPORATION

Management’s Report

Management of PolyOne Corporation is responsible for the preparation of the consolidated financial statements and disclosures included in the annual report. The financial statements, and disclosures included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of PolyOne Corporation for the year ended December 31, 2003. Where necessary, this information reflects management’s estimates and judgments based upon information that is currently available.

Management is also responsible for maintaining a system of internal controls over financial reporting that is designed to provide reasonable assurance that the Company’s transactions are properly authorized, that its assets are safeguarded against unauthorized or improper use, and that the Company’s transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with generally accepted accounting principles. In addition, management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is captured and reported in a timely manner.

Management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at December 31, 2003, and found them to be adequate to accomplish the objectives described above. Further, management believes PolyOne’s internal controls over financial reporting as of December 31, 2003, were effective and adequate to provide the assurance described above.

/s/  Thomas A. Waltermire

President and Chief Executive Officer

/s/  W. David Wilson

Vice President and Chief Financial Officer

February 4, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of PolyOne Corporation:

We have audited the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Oxy Vinyls, LP as of and for the years ended December 31, 2003 and 2002 (a limited partnership in which the Company has a 24% interest), have been audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to 2003 and 2002 data for Oxy Vinyls, LP is based solely on their reports. The financial statements of Oxy Vinyls, LP for the year ended December 31, 2001 was audited by other auditors who have ceased operations and whose report dated January 28, 2002, expressed an unqualified opinion on those financial statements. This report was previously furnished to us and our opinion, insofar as it relates to 2001 data included for Oxy Vinyls, LP, is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note D to the consolidated financial statements, Goodwill and Other Intangible Assets, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective January 1, 2002.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio

February 4, 2004

POLYONE CORPORATION

Consolidated Statements of Operations

(In millions, except per share data)	Year Ended December 31,

	2003	2002	2001

Sales	$1,964.5	$1,891.5	$1,933.7
Operating costs and expenses:
Cost of sales	1,664.7	1,583.4	1,615.2
Selling and administrative	243.8	266.2	253.1
Depreciation and amortization	51.4	51.0	61.0
Employee separation and plant phaseout	35.1	1.1	30.4
Asset impairments	8.0	—	—
Merger and integration costs	—	—	5.8
Loss on divestiture of equity investment	—	5.1	9.5
(Income) loss from equity affiliates and minority interest	(34.5)	(20.3)	9.8

Operating income (loss)	(4.0)	5.0	(51.1)
Interest expense	(66.6)	(42.4)	(40.6)
Interest income	0.9	0.9	2.3
Other expense, net	(13.3)	(8.0)	(8.4)

Loss before income taxes, discontinued operations and cumulative effect of a change in accounting	(83.0)	(44.5)	(97.8)
Income tax (expense) benefit	(12.3)	19.2	38.6

Loss before discontinued operations and cumulative effect of a change in accounting	(95.3)	(25.3)	(59.2)
Income (loss) from discontinued operations and loss on sale, net of income taxes	(155.8)	20.1	13.1
Cumulative effect of a change in accounting, net of income taxes	—	(53.7)	—

Net loss	$(251.1)	$(58.9)	$(46.1)

Earnings (loss) per common share:
Basic earnings (loss):
Before discontinued operations and cumulative effect of a change in accounting	$(1.05)	$(0.28)	$(0.68)
Discontinued operations	(1.71)	0.22	0.17
Cumulative effect of a change in accounting	—	(0.59)	—

Basic earnings (loss) per share	$(2.76)	$(0.65)	$(0.51)

Diluted earnings (loss):
Before discontinued operations and cumulative effect of a change in accounting	$(1.05)	$(0.28)	$(0.68)
Discontinued operations	(1.71)	0.22	0.17
Cumulative effect of a change in accounting	—	(0.59)	—

Diluted earnings (loss) per share	$(2.76)	$(0.65)	$(0.51)

Weighted average shares used to compute earnings per share:
Basic	91.1	90.8	89.8
Diluted	91.1	90.8	89.8

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Balance Sheets

(In millions, except per share data)	December 31,

	2003	2002

Assets
Current assets
Cash and cash equivalents	$48.7	$41.4
Accounts receivable (less allowance of $9.3 in 2003 and $9.6 in 2002)	263.5	161.1
Inventories	196.9	210.0
Deferred income tax assets	26.9	42.1
Other current assets	17.7	12.3
Discontinued operations	52.1	47.3

Total current assets	605.8	514.2
Property, net	486.1	507.9
Investment in equity affiliates	256.7	271.8
Goodwill, net	334.0	332.1
Other intangibles assets, net	20.2	28.3
Other non-current assets	53.2	51.2
Discontinued operations	144.9	292.0

Total assets	$1,900.9	$1,997.5

Liabilities and Shareholders’ Equity
Current liabilities
Short-term bank debt	$1.1	$0.7
Accounts payable, including amounts payable to related party (see Note O)	173.4	194.9
Accrued expenses	111.1	144.3
Current portion of long-term debt	26.3	91.0
Discontinued operations	52.3	63.0

Total current liabilities	364.2	493.9
Long-term debt	757.1	492.2
Deferred income tax liabilities	25.9	39.0
Post-retirement benefits other than pensions	120.3	122.5
Other non-current liabilities including pensions	257.9	260.9
Minority interest in consolidated subsidiaries	8.5	9.0
Discontinued operations	0.2	0.3

Total liabilities	1,534.1	1,417.8
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, authorized 400.0 shares, issued 122.2 in 2003 and 2002	1.2	1.2
Additional paid-in capital	1,068.7	1,069.5
Retained earnings (deficit)	(232.4)	18.7
Common stock held in treasury, 30.4 shares in 2003 and 30.5 shares in 2002	(339.8)	(341.1)
Share ownership trust	(1.3)	(1.8)
Accumulated other non-owner equity changes	(129.6)	(166.8)

Total shareholders’ equity	366.8	579.7

Total liabilities and shareholders’ equity	$1,900.9	$1,997.5

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31,

	2003	2002	2001

Operating activities

Net loss	$(251.1)	$(58.9)	$(46.1)

Cumulative effect of a change in accounting	—	53.7	—

Loss (income) from discontinued operations	155.8	(20.1)	(13.1)

Loss from continuing operations	(95.3)	(25.3)	(59.2)

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:

Employee separation and plant phaseout charges	35.1	1.1	30.4

Cash payments on employee separation and plant phaseout	(43.5)	(17.0)	(23.8)

Depreciation and amortization	51.4	51.0	61.0

Realized currency gains	(13.4)	(13.0)	(0.8)

Other	9.0	11.3	15.0

Companies carried at equity and minority interest:

Income from equity affiliates	(36.3)	(22.1)	7.9

Minority interest expense	1.8	1.8	1.9

Dividends and distributions received	24.7	37.4	4.2

Provision (benefit) for deferred income taxes	4.5	(26.0)	(41.1)

Changes in assets and liabilities:

Accounts receivable	2.2	8.5	26.9

FIFO Inventories	24.3	(5.6)	60.9

Accounts payable	(31.3)	(47.6)	(1.0)

Proceeds under (decrease in) sale of accounts receivable	(89.2)	(57.6)	117.5

Accrued expenses and other	(20.0)	38.3	1.4

Net cash used by operating activities of continuing operations	(176.0)	(64.8)	201.2

Investing activities

Capital expenditures	(28.7)	(65.0)	(62.1)

(Investment in) return of capital by equity affiliates, net	3.9	(6.8)	1.3

Business acquisitions, net of cash acquired	(15.8)	(11.4)	—

Proceeds from sale of assets	27.7	14.7	4.4

Net cash used by investing activities of continuing operations	(12.9)	(68.5)	(56.4)

Financing activities

Change in short-term debt	(84.6)	(5.8)	(230.2)

Net issuance (repayment) of long-term debt	291.2	149.6	(0.9)

Debt issuance costs	(15.0)	(4.9)	—

Termination of interest rate swap agreements	(2.6)	8.3	4.3

Proceeds from the exercise of stock options	—	7.0	—

Dividends	—	(22.7)	(22.9)

Net cash provided (used) by financing activities of continuing operations	189.0	131.5	(249.7)

Net cash provided (used) by discontinued operations	4.2	28.3	86.1

Effect of exchange rate changes on cash	3.0	(3.3)	(0.9)

Increase (decrease) in cash and cash equivalents	7.3	23.2	(19.7)

Cash and cash equivalents at beginning of year	41.4	18.2	37.9

Cash and cash equivalents at end of year	$48.7	$41.4	$18.2

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data; shares in thousands)
	Common Shares	Common Shares Held in Treasury	Total	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Share Ownership Trust	Accumulated Other Non- Owner Equity Changes

Balance December 31, 2000	122,192	28,315	$827.6	$1.2	$1,057.6	$169.3	$(321.9)	$(25.5)	$(53.1)

Non-owner equity changes:

Net loss			(46.1)			(46.1)

Translation adjustment			(10.0)						(10.0)

Adjustment of minimum pension liability			(38.9)						(38.9)

Net unrealized loss on securities			(0.5)						(0.5)

Total non-owner equity changes			(95.5)

Stock-based compensation and benefits and exercise of options		2,860	4.2		(0.8)		(28.2)	36.1	(2.9)

Adjustment to market value			—		15.9			(15.9)

Cash dividends ($0.25 per share)			(22.9)			(22.9)

Balance December 31, 2001	122,192	31,175	713.4	1.2	1,072.7	100.3	(350.1)	(5.3)	(105.4)

Non-owner equity changes:

Net loss			(58.9)			(58.9)

Translation adjustment			(2.8)						(2.8)

Adjustment of minimum pension liability			(60.5)						(60.5)

Reclassification of net unrealized loss on securities			0.5						0.5

Total non-owner equity changes			(121.7)

Stock-based compensation and benefits and exercise of options		(658)	10.7		(4.5)		9.0	4.8	1.4

Adjustment to market value			—		1.3			(1.3)

Cash dividends ($0.25 per share)			(22.7)			(22.7)

Balance December 31, 2002	122,192	30,517	579.7	1.2	1,069.5	18.7	(341.1)	(1.8)	(166.8)

Non-owner equity changes:

Net loss			(251.1)			(251.1)

Translation adjustment			26.7						26.7

Adjustment of minimum pension liability			9.1						9.1

Total non-owner equity changes			(215.3)

Stock-based compensation and benefits and exercise of options		(92)	2.4		(0.9)		1.3	0.6	1.4

Adjustment to market value			—		0.1			(0.1)

Balance December 31, 2003	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Notes to Consolidated Financial Statements

Note A –	DESCRIPTION OF BUSINESS

PolyOne Corporation (PolyOne or Company) is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and equity investments in resin and intermediates. PolyOne was formed on August 31, 2000, as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna) (see Note E).

PolyOne’s operations are located primarily in the United States, Europe, Canada, Asia/Pacific and Mexico. PolyOne operates in three business segments, consisting of Performance Plastics, Distribution and Resin and Intermediates. See Note S for further information on PolyOne’s business segments.

As described in Note B, PolyOne’s Elastomers & Performance Additives, Specialty Resin and Engineered Films business operations as of December 31, 2003 qualified for accounting as discontinued operations. PolyOne’s Italian operating subsidiary, So.F.teR S.p.A. (Softer), was sold in December 2002. All historical financial information for these business operations has been restated as discontinued operations. Unless otherwise noted, disclosure herein pertains to PolyOne’s continuing operations.

Note B –	DISCONTINUED OPERATIONS

The dispositions of the Elastomers & Performance Additives, Specialty Resin and Engineered Films businesses and the sale of Softer (the disposed businesses) represent the actual or projected disposals of components of PolyOne under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these businesses have been segregated in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

The following summarizes the results of discontinued operations. In restating the operating results of the discontinued operations, estimated indirect costs previously allocated to the Elastomers & Performance Additives, Specialty Resins and Engineered Films business operations that are expected to be retained upon disposal of these businesses have now been included in the continuing businesses operating results. These costs, totaling $17.9 million in 2003, $22.6 million in 2002 and $20.9 million in 2001, have been allocated to the continuing business segments as follows: Performance Plastics 40%, Distribution 12% and Other 48%.

(In millions)	2003	2002	2001

Sales:

Elastomers & Performance Additives	$347.9	$363.8	$402.6

Specialty Resins and Engineered Films	223.1	242.9	244.8

Softer	—	70.0	73.5

	571.0	676.7	720.9

Pre-tax income (loss) from operations:

Elastomers & Performance Additives	$3.5	$24.0	$21.6

Specialty Resins and Engineered Films	(27.4)	8.7	2.0

Softer	—	2.9	2.5

	(23.9)	35.6	26.1

Pre-tax loss on disposition of businesses:

Elastomers & Performance Additives	(92.6)	—	—

Specialty Resins and Engineered Films	(37.9)	—	—

Softer	—	(0.1)	—

	(154.4)	35.5	26.1

Income tax expense (net of valuation allowance)	(1.4)	(15.4)	(13.0)

Income (loss) from discontinued operations	$(155.8)	$20.1	$13.1

2003 Activity: On October 21, 2003, PolyOne announced that it had identified three business operations as non-core and was considering them for divestment. These three non-core business operations are Elastomers & Performance Additives, Specialty Resins and Engineered Films. The Elastomers & Performance Additives business was a reportable segment and the Specialty Resins and Engineered Films businesses were included in the Performance Plastics business segment. In December 2003, PolyOne’s board of directors authorized management to complete and execute plans to sell these non-core business operations. On December 31, 2003, PolyOne’s management finalized such plans with specific actions to market these three business operations for sale.

PolyOne expects to sell the operating assets and liabilities of these businesses during 2004. PolyOne may retain certain assets and liabilities of these businesses such as pension, post-retirement and environmental liabilities. The net assets held for sale of the

POLYONE CORPORATION

discontinued operations were written down in the fourth quarter of 2003 to their projected net sale proceeds with the charge reflected as a loss on the disposition of businesses. It is anticipated that a substantial portion of the future net sale proceeds will be used to reduce amounts outstanding under the receivables sale facility and debt obligations outstanding.

2002 Activity: On December 4, 2002, PolyOne announced the sale of its 70% ownership interest in Softer, a leading Italian compounder of thermoplastic materials, including licensing certain technologies.

Note C –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation - The Consolidated Financial Statements include the accounts of PolyOne and its subsidiaries. All majority-owned affiliates over which PolyOne has control are consolidated. Investments in affiliates and joint ventures in which our ownership is 50% or less, or in which PolyOne does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Inter-company transactions are eliminated. Transactions with related parties (including joint ventures) are in the ordinary course of business.

Cash and Cash Equivalents - PolyOne considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts - PolyOne evaluates the collectibility of trade receivables based on a combination of factors. PolyOne regularly analyzes significant customer accounts and, when PolyOne becomes aware of a specific customer’s inability to meet its financial obligations to PolyOne, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, PolyOne records a specific reserve for bad debt to reduce the related receivable to the amount PolyOne reasonably believes is collectible. PolyOne also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic conditions and historical experience. If circumstances related to specific customers change, PolyOne’s estimates of the recoverability of receivables could be further adjusted.

Concentrations of Credit Risk - Financial instruments that potentially subject PolyOne to credit risk are trade accounts receivable, foreign exchange contracts and interest rate swap agreements. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. PolyOne is exposed to credit risk with respect to forward foreign exchange contracts in the event of non-performance by the counterparties to these financial instruments. Management believes the risk of incurring material losses related to this credit risk is remote.

Sale of Accounts Receivable - PolyOne follows the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and as such, trade accounts receivable sold are removed from the balance sheet at the time of sale.

Inventories - Inventories are stated at the lower of cost or market. Approximately 38% of PolyOne’s inventories at December 31, 2003, are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the first-in, first-out (FIFO) or average cost method.

Property and Depreciation - Property, plant and equipment are recorded at cost, net of depreciation and amortization computed principally using the straight-line method over the estimated useful life of the assets, which ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding 10 years. Property, plant and equipment are generally depreciated on accelerated methods for income tax purposes. Repair and maintenance costs are expensed as incurred.

Depreciation expense was $47.3 million in 2003, $46.7 million in 2002 and $43.3 million in 2001.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Goodwill and Other Intangible Assets - Goodwill is the excess of the purchase price paid over the fair value of the net

POLYONE CORPORATION

assets of the business acquired. As discussed in Note D, PolyOne adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is no longer amortized but is subject to impairment testing. Prior to 2002, goodwill was amortized using the straight-line method over a life of 35 years. Other intangible assets, which consist primarily of non-contractual customer relationships, sales contracts, patents and technology, continue to be amortized over their estimated useful lives. The remaining lives range from three to 20 years.

Total amortization expense of goodwill and other intangibles was $4.1 million in 2003, $4.3 million in 2002 and $17.7 million in 2001. No goodwill amortization was recorded in 2003 or 2002.

Derivative Financial Instruments - Effective January 1, 2001, PolyOne adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative financial instruments, such as foreign exchange contracts and interest rate swap agreements, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them. Changes in the fair value of derivative financial instruments are recognized periodically in either income or shareholders’ equity (as a component of accumulated other non-owner equity), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material effect on PolyOne’s consolidated financial position, results of operations or cash flows in fiscal 2001.

In the normal course of business, PolyOne is exposed to changes in foreign currencies and fluctuations of interest rates. PolyOne has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, PolyOne does not enter into such instruments for trading purposes or speculation.

PolyOne enters into foreign currency exchange forward contracts with certain major financial institutions to reduce the effect of fluctuating exchange rates, primarily on foreign currency inter-company lending transactions. Such contracts are not treated as hedges and, accordingly, are marked to market, with the resulting gains and losses recognized as other income or expense in the Consolidated Statements of Operations. Realized gains and losses on these contracts offset the foreign exchange gains and losses on the underlying transactions. PolyOne’s forward contracts have original maturities of one month.

From time to time, PolyOne also enters into interest rate swap agreements. The interest rate swap agreements effectively modify our exposure to interest risk by converting our fixed-rate debt to a floating rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet. The net effect of this accounting on PolyOne’s operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on the variable rate stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to maturity. In this case, the amount paid or received in settlement is established by agreement at the time of termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of the interest rate swap contracts are deferred within the hedged item and recognized over the remaining life of the contract. During 2003 and 2002, PolyOne terminated interest rate swap contracts and paid cash of $2.6 million in 2003 and received cash of $8.3 million in 2002. The deferred losses and gains have been classified as long-term debt, and are being amortized over the remaining life of the related debt instruments. See Note U for a further description of PolyOne’s financial instruments.

Revenue Recognition - PolyOne recognizes revenues at the point of passage of title, which is based on shipping terms for product sales or when service is performed.

Shipping and Handling Costs - Shipping and handling costs are reflected in cost of sales.

Equity Affiliates - PolyOne recognizes its proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of our investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred, and reduce the amount of future earnings of the equity investee recognized by PolyOne. At December 31, 2003 and 2002, there were no deferred losses related to equity investees.

PolyOne accounts for investments in equity affiliates under Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and recognizes impairment losses in the value of investments that experience declines judged to be other than temporary. See Note G for further information on PolyOne’s equity affiliates.

POLYONE CORPORATION

Environmental Costs - PolyOne expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the amount can be reasonably estimated.

Research and Development Expense - Research and development costs, which were $18.5 million in 2003, $15.9 million in 2002 and $15.1 million in 2001, are charged to expense as incurred.

Income Taxes - Deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rate and laws that are currently in effect.

Foreign Currency Translation - Revenues and expenses are translated at average currency exchange rates effective during the period. Assets and liabilities of foreign subsidiaries and equity investees are translated using the exchange rate at the end of the period. PolyOne’s share of the resulting translation adjustment is recorded as accumulated other non-owner equity changes. The cumulative unrecognized translation adjustment loss was $18.6 million at December 31, 2003, $45.3 million at December 31, 2002 and $42.5 million at December 31, 2001. Gains and losses resulting from foreign currency transactions, including inter-company transactions that are not considered permanently invested, are included in net income.

Marketable Securities - Marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged as accumulated other non-owner equity changes. At December 31, 2002, PolyOne recognized an other-than-temporary impairment loss of $0.8 million on its marketable securities, effectively writing the investment down to the December 31, 2002, market value. There were no cumulative unrealized gains or losses at December 31, 2002. During 2003, PolyOne sold its marketable securities and recognized a gain of $0.3 million upon sale.

Stock-Based Compensation - As provided under SFAS No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an option holder must pay to acquire the stock.

The following pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 123, and has been determined as if PolyOne had accounted for its stock options under the fair value method of that statement. The weighted-average fair value per share of stock options granted was $1.52 for 2003, $6.52 for 2002 and $3.28 for 2001. The fair value for these options was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.61%	5.2%	4.8%

Expected dividend yield	0.0%	0.0%	2.5%

Expected lives	7 years	7 years	7 years

Expected volatility	43.8%	43.3%	41.2%

The following table illustrates the effect on net loss and loss per share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate computed by the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected share price volatility. Because PolyOne’s stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

	For the years ended December 31,
(In millions, except per share data)	2003	2002	2001

Net loss, as reported	$(251.1)	$(58.9)	$(46.1)

Add: Total stock-based employee compensation expense included in reported net income (loss), net of tax	0.9	0.9	0.8

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(5.4)	(5.5)	(4.9)

Pro forma net loss	(255.6)	(63.5)	(50.2)

Net loss per share:

Basic and diluted – as reported	$(2.76)	$(0.65)	$(0.51)

Basic and diluted – pro forma	$(2.81)	$(0.70)	$(0.56)

POLYONE CORPORATION

New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE’s activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 requires disclosures by companies about the nature, purpose, size and activities of VIEs covered by its provisions, and their maximum exposure to loss. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003 have been deferred by the FASB until March 15, 2004. PolyOne will finalize its assessment related to the adoption of FIN 46 in the first quarter of 2004. However, PolyOne currently does not believe the adoption of FIN 46 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. PolyOne’s management does not expect that the application of the provisions of this statement will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. The statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. PolyOne adopted this standard and the required disclosures have been made in Note N.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make extensive use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements include restructuring and other non-recurring (credits) charges, purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.

Reclassification - Certain amounts for 2002 and 2001 have been reclassified to conform with the 2003 presentation.

Note D –	GOODWILL AND INTANGIBLE ASSETS

Under SFAS No. 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.

As part of adopting this standard, PolyOne completed a transitional review for goodwill impairment during the first quarter of 2002 for each of its reporting units. PolyOne determined that the carrying value of the Engineered Films reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques, including discounted cash flows. Given the indication of a potential impairment, PolyOne completed the assessment of the implied fair value of goodwill for the Engineered Films reporting unit. This assessment resulted in the write-off of all of Engineered Films’ goodwill, an impairment loss of $54.7 million ($53.7 million after tax). The fair value of all other reporting units at January 1, 2002, as determined by the valuation techniques noted above, exceeded their respective carrying value.

POLYONE CORPORATION

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following table sets forth a reconciliation of net income and earnings per share information for the years ended December 31, 2003, 2002 and 2001, adjusted for the non-amortization provisions of SFAS No. 142:

(In millions)	2003	2002	2001

Reported net income (loss)	$(251.1)	$(58.9)	$(46.1)

Discontinued operations, net of tax	155.8	(20.1)	(13.1)

Cumulative effect of a change in accounting, net of tax	—	53.7	—

Goodwill amortization, net of tax	—	—	8.3

Workforce amortization, net of tax	—	—	1.7

Adjusted income (loss) before discontinued operations and cumulative effect of a change in accounting	$(95.3)	$(25.3)	$(49.2)

Basic and diluted income (loss) per share:

As reported	$(2.76)	$(0.65)	$(0.51)

Discontinued operations, net of tax	1.71	(0.22)	(0.15)

Cumulative effect of a change in accounting, net of tax	—	0.59	—

Goodwill amortization, net of tax	—	—	0.09

Workforce amortization, net of tax	—	—	0.02

Adjusted income (loss) per share before discontinued operations and cumulative effect of a change in accounting	$(1.05)	$(0.28)	$(0.55)

Changes in the carrying amount of goodwill for the year ended December 31, 2003, by business segment are as follows:

(In millions)	Performance Plastics	Distribution	Other	Total

January 1, 2003	$329.7	$1.1	$1.3	$332.1

Business acquisition	0.5	—	—	0.5

Business divestiture	(0.8)	—	—	(0.8)

Translation adjustment	2.5	—	—	2.5

Other	(0.3)	—	—	(0.3)

December 31, 2003	$331.6	$1.1	$1.3	$334.0

Information regarding PolyOne’s other intangible assets follows:

	As of December 31, 2003

(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net

Non-contractual customer relationships	$8.1	$(3.4)	$—	$4.7

Sales contract	12.9	(5.9)	—	7.0

Patents, technology and other	13.3	(6.0)	1.2	8.5

Total	$34.3	$(15.3)	$1.2	$20.2

	As of December 31, 2002

(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net

Non-contractual customer relationships	$13.1	$(2.5)	$—	$10.6

Sales contract	12.9	(4.1)		8.8

Patents, technology and other	13.2	(4.7)	0.4	8.9

Total	$39.2	$(11.3)	$0.4	$28.3

Amortization of other intangible assets was $4.0 million for the year ended December 31, 2003 and $4.2 million for the year ended December 31, 2002. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $4 million per year.

In 2003, Polyone recorded a non-cash impairment charge of $5.0 million to adjust the 2003 year-end carrying values of certain other intangible assets to their estimated realizable future cash flows.

Note E –	FORMATION OF POLYONE

On August 31, 2000, PolyOne was formed as a result of the consolidation of Geon and Hanna, with Geon as the acquiring entity. As a result of the acquisition of Hanna, PolyOne announced plans to incur employee separation and plant phaseout costs for incremental expenditures to exit and consolidate activities at former Hanna locations, to sever employees involuntarily, and to integrate operating locations and other activities of the newly formed PolyOne.

POLYONE CORPORATION

In 2001, PolyOne announced the closing of 12 former Hanna manufacturing plants. Of the announced sites for closings, nine were in the Performance Plastics business segment and three were in the Elastomers & Performance Additives business segment. In 2001, one Performance Plastics and all designated Elastomers & Performance Additives plants were closed. Five Performance Plastics manufacturing sites were closed in 2002 and two manufacturing sites were closed in 2003. In January 2003, PolyOne committed to a refinement to the original 2001 plan and decided to continue operating the remaining facility. Accordingly, $0.3 million associated with this facility (which relates to an acquired business) was recognized as a reduction to goodwill of the acquired business. As of December 31, 2003, the net property carrying value to be realized for the plants closed was approximately $3.2 million. In addition, PolyOne projects that all remaining cash spending for this restructuring initiative will be made during 2004.

The components of the acquisition integration liabilities are as follows:

(In millions, except employee numbers)	Employee Separation		Plant Phaseout Costs
	Number of Employees	Costs	Cash Closing	Asset Writedowns		Total

Balance at December 31, 2001	404	$11.8	$6.6		$0.4	$18.8

Utilized in 2002	(245)	(6.8)	(5.1)		(0.1)	(12.0)

Balance at December 31, 2002	159	$5.0	$1.5		$0.3	$6.8

Utilized in 2003	(159)	(4.7)	(3.0)		(0.2)	(7.9)

Goodwill adjustment	—	(0.3)	—		—	(0.3)

2003 Expense, net	—	—	2.2		(0.1)	2.1

Balance at December 31, 2003	—	$—	$0.7	$		$0.7

Note F –	EMPLOYEE SEPARATION AND PLANT PHASEOUT

PolyOne has undertaken various restructuring initiatives and incurred various employee separation and plant phaseout costs. These costs include severance, employee outplacement, external consulting, lease termination, facility closing and the writedown of the carrying value of plants and equipment. Employee separation and plant phaseout costs have been accrued and recognized as expense in the Consolidated Statements of Operations.

2003 Charges - Operating income for 2003 was reduced by charges of $63.6 million, of which $2.1 million was an adjustment to the reserves discussed in Note E and $28.5 million related to discontinued operations and was reported as a component of the total loss for discontinued operations. The liabilities for employee separation and plant phaseout for the businesses reported as discontinued operations will be retained by PolyOne upon sale of these businesses and therefore are included in this discussion. Of the 2003 expense, $20.7 million related to a January 2003 announcement to reduce approximately 400 staff personnel. The costs were for employee separation, which consisted of severance and other employee benefits. An additional $15.1 million was charged in 2003. This charge related to announcements of the exiting of an Engineered Films plant in 2003 and the closure of an Engineered Films plant in early 2004. These charges primarily related to the impairment of plant and equipment and related exiting costs. Two hundred manufacturing positions at these plants were eliminated. In June 2003, the decision was made to close the Fort Worth, Texas color additives plant, for which an expense of $3.6 million was recorded. In October 2003, the decision was made to close two manufacturing plants located in DeForest, Wisconsin and Wynne, Arkansas. A charge of $7.1 million was incurred for these plants which manufacture compounded elastomers and rubber chemicals. During the year, PolyOne adjusted its estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. As a result of the adjustment, net reserves of $2.1 million were reversed and included in “employee separation and plant phase-out” on the Consolidated Statements of Operations. During the third and fourth quarters of 2003, PolyOne closed two leased Ohio administrative offices, closed a portion of the Mexico Distribution business, reduced manufacturing personnel in the North American plastics businesses and reduced additional administrative positions in North America. The impact of these closures and reductions was to reduce operating income by $17.2 million and terminate approximately 200 employees. Approximately 400 employees remain to be terminated in association with all restructuring charges announced in 2003. See Note S for the breakdown of these charges by segment for continuing operations.

2002 Charges - Operating income in 2002 was reduced by charges of $1.1 million for costs associated with the consolidation of certain activities related to the Formulator operations in the Performance Plastics segment. The costs were for employee separation, which consisted of severance and other employee benefits. All 43 employees were terminated in 2002.

POLYONE CORPORATION

2001 Charges - Operating income in 2001 for the Performance Plastics segment was reduced by charges of $36.1 million for costs associated with integration efforts and programs to update North American manufacturing. The costs included $21.0 million for employee separation, $2.1 million for cash plant closing and $13.0 million to write down the carrying value of plant and equipment. Employee separation consisted of severance and other related employee benefits, and included the projected termination of approximately 400 employees. All employees associated with the vinyl manufacturing restructuring announced in November 2001 have been terminated.

As of December 31, 2003, the net property carrying value to be realized for the plants closed or to be closed was approximately $18.5 million. Some assets will be transferred to other locations as production ceases. In addition, PolyOne projects that substantially all remaining cash spending for restructuring initiatives accrued as of December 31, 2003 in relation to employee separation and plant phase-out costs will be made during 2004.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

(In millions, except employee numbers)	Employee Separation		Plant Phaseout Costs
	Number of Employees	Costs	Cash Closing	Asset Writedowns	Total

Balance at December 31, 2001	300	$17.0	$1.9	$—	$18.9

2002 charges	43	1.1	—	—	1.1

Utilized in 2002	(303)	(4.6)	(0.8)	—	(5.4)

Balance at December 31, 2002	40	$13.5	$1.1	$—	$14.6

2003 charges	1,108	34.9	6.5	20.1	61.5

Utilized in 2003	(743)	(32.8)	(3.0)	(20.1)	(55.9)

Balance at December 31, 2003	405	$15.6	$4.6	$—	$20.2

Note G –	FINANCIAL INFORMATION OF EQUITY AFFILIATES

PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates. PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of polyvinyl chloride (PVC) resins. OxyVinyls is a leading producer of PVC resins in North America. Summarized financial information for OxyVinyls follows:

(In millions)	2003	2002

OxyVinyls:

Net sales	$1,760.4	$1,377.1

Employee severance, liabilities associated with the temporary idling of a plant, facility asset write-off and decommissioning costs	(4.0)	(20.6)

Operating income	117.7	91.9

Partnership income as reported by OxyVinyls	92.4	88.4

PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	22.2	21.2

Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.6	0.6

Earnings of equity affiliate recorded by PolyOne	$22.8	$21.8

Current assets	$326.7	$275.1

Non-current assets	1,489.4	979.1

Total assets	1,816.1	1,254.2

Current liabilities	196.5	164.0

Non-current liabilities	598.3	81.3

Total liabilities	794.8	245.3

Partnership capital	$1,021.3	$1,008.9

POLYONE CORPORATION

OxyVinyls’ income during 2003 reported above included a charge of $3.4 million, net of tax, in connection with a change in accounting from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and a charge of $4.0 million for employee severance costs associated with a personnel reduction undertaken by OxyVinyls. PolyOne’s proportionate share of the 2003 charges was $0.8 million for the change in accounting and $1.0 million for the severance costs. OxyVinyls’ income during the year ended December 31, 2002, included pre-tax charges of $20.6 million related to the asset write-off and decommissioning costs associated with the permanent closing of specific production assets included in an idled plant, plus employee severance and costs associated with the temporary idling of a plant. PolyOne’s proportionate share of the 2002 charges was $4.9 million.

In April 2003, OxyVinyls exercised its purchase option related to its LaPorte, Texas vinyl chloride monomer (VCM) plant lease for approximately $180 million, with proceeds of a loan from Occidental Petroleum Corporation.

OxyVinyls adopted the provisions of FIN 46 on April 1, 2003, which resulted in the consolidation of its 50% owned OxyMar VCM joint venture that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, OxyVinyls’ assets increased by approximately $373 million, liabilities increased by approximately $399 million and negative minority interest of approximately $27 million. There was no effect on OxyVinyls’ net income or partnership capital as a result of the consolidation.

PolyOne’s Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (SunBelt) (owned 50%). The Performance Plastics segment includes DH Compounding Company (owned 50%), Geon/Polimeros Andinos (owned 50%) equity affiliates, and BayOne Urethane Systems LLC (BayOne) (owned 50%). BayOne was formed in June 2003 as a 50/50 joint venture with Bayer Corporation. For the nine-month period ended September 30, 2003, the Resin and Intermediates segment included the results for Welvic Australia Pty Ltd (Welvic), an equity affiliate (owned 37.4%). As of September 1, 2003, Welvic sold substantially all of its net operating assets to Orica Ltd, the other partner in the joint venture with PolyOne. Following the sale of assets, Welvic will be liquidated. Through the Welvic sale of operating assets and liquidation, PolyOne estimates it will realize approximately $2.5 million of cash, which approximates its book carrying value. For the one-month period ended January 31, 2003, the Performance Plastics segment included the results for Techmer PM, LLC, an equity affiliate (owned 51%). In January 2003, PolyOne sold its unconsolidated equity ownership interest in Techmer. Further, for the two-month period ended February 28, 2002, the Resin and Intermediates segment included the results for Australian Vinyls Corporation, an equity affiliate (owned 37.4%), and the Performance Plastics segment included SPCGeon PTE Limited (owned 50%). In February 2002, Australian Vinyls Corporation was sold and SPCGeon PTE Limited was dissolved.

Combined summarized financial information for these equity affiliates, excluding PolyOne Funding Corporation (PFC), follows. The amounts shown represent the entire operations of these businesses, rather than PolyOne’s proportionate share.

(In millions)	2003	2002

Net sales	$187.3	$253.1

Operating income	40.9	15.9

Net income	$26.8	$1.5

Current assets	$37.9	$76.4

Non-current assets	166.4	201.1

Total assets	$204.3	$277.5

Current liabilities	$32.2	$41.0

Non-current liabilities	158.4	180.8

Total liabilities	$190.6	$221.8

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase at market price, less a discount, all chlorine produced by SunBelt up to a maximum of 250,000 tons per year. OxyVinyls’ chlorine purchases from SunBelt totaled approximately $53 million in 2003 and approximately $31 million in 2002.

POLYONE CORPORATION

Note H –	FINANCING ARRANGEMENTS

Long-term debt at December 31 consisted of the following:

(In millions)	2003	2002

9.375% senior notes due 2003	$—	$90.0

6.875% debentures due 2005	77.5	78.7

10.625% senior notes due 2010	300.0	—

8.875% senior notes due 2012	198.5	198.3

7.500% debentures due 2015	50.0	50.0

Medium-term notes – interest rates from 6.52% to 7.16% with a weighted average rate of 6.85% – due between 2004 and 2011	149.9	155.6

Colombian peso denominated notes, interest rates at 11.29% to 12.04%, due between 2004 and 2005	6.6	8.9

Bank borrowings	0.9	1.7

	$783.4	$583.2

Less current portion	26.3	91.0

	$757.1	$492.2

Aggregate maturities of long-term debt for the next five years are: 2004 – $26.3 million; 2005 – $98.8 million; 2006 – $19.7 million; 2007 – $19.4 million; 2008 – $18.8 million; and thereafter – $600.4 million.

On May 6, 2003, PolyOne completed a debt refinancing. The refinancing provided liquidity and the funds to repay senior debt that matured in September 2003 and to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, PolyOne issued $300 million of 10.625 percent unsecured senior notes, entered into a new three-year $225 million receivables sale facility, and amended and restated its revolving credit facility. The 10.625 percent unsecured senior notes rank equally with all other senior unsecured indebtedness. The new receivables sale facility replaced the former receivables sale facility. The security that had been extended in February 2003 to senior notes and debentures and PolyOne’s guarantee of the SunBelt notes terminated as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of December 31, 2003, PolyOne’s secured borrowings were not at levels that would trigger the security on the indentures governing its senior notes and debentures and its guarantee of the SunBelt notes.

As of December 31, 2003, PolyOne had not drawn on the revolving credit facility, although it had $16.8 million of letters of credit and $7.1 million of loan guarantees, the majority of which related to its 50% Colombian equity joint venture, outstanding under the facility. As noted above, on May 6, 2003, PolyOne amended and restated its revolving credit facility. As amended and restated, it has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and the guarantee of the SunBelt notes. The revolving credit facility was further amended on September 25, 2003 to prohibit any borrowings under the facility unless, after giving effect to the borrowing, the interest coverage ratio as defined and calculated under the agreement would not be less than 1 and the borrowed debt-to-adjusted EBITDA ratio as defined and calculated under the agreement would be not more than 4.75. The revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of PolyOne’s domestic intellectual property and inventory and some of PolyOne’s domestic real property.

The revolving credit facility and the receivables sale facility require, among other things, that PolyOne comply with interest coverage ratios and for the revolving credit facility borrowed debt-to-adjusted EBITDA earnings ratio, both of which were revised on September 25, 2003. Further, these financing arrangements contain various restrictions and limit payments for purposes such as capital expenditures, acquisitions and dividends.

The weighted-average interest on short-term borrowings was 2.0% at December 31, 2003 and 4.4% at December 31, 2002. Interest paid amounted to $63.2 million in 2003, $41.4 million in 2002 and $42.5 million in 2001. During 2002, PolyOne capitalized $0.7 million of interest costs in connection with the implementation of a common management business information systems platform. No interest was capitalized during 2003.

From time to time, PolyOne enters into interest rate swap agreements. The interest rate swap agreements effectively modify PolyOne’s exposure to interest risk by converting our fixed-rate debt to a floating rate. PolyOne terminated interest rate swap contracts and received cash of $8.3 million in 2002 and $4.3 million in 2001. The deferred gain has been classified as long-term debt, and is being amortized over the remaining life of the related debt instrument. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate

POLYONE CORPORATION

swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. At December 31, 2003, these seven agreements had a net fair value obligation of ($3.7) million. The weighted-average interest rate for these seven agreements was 5.239%.

The following table shows the interest rate impacts of the swap agreements at December 31, 2003 and 2002:

	Effective interest rate at December 31, 2003	Effective interest rate at December 31, 2002

9.375% senior notes due in 2003	—	6.70%

6.875% debentures due in 2005	5.21%	5.33%

$100 million of medium-term notes with a weighted-average interest rate of 6.96%	—	5.77%

$160 million of medium-term notes with a weighted-average interest rate of 6.85%	5.93%	—

Note I –	LEASING ARRANGEMENTS

PolyOne leases certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense amounted to $21.8 million in 2003, $18.2 million in 2002, and $23.1 million in 2001.

The future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year at December 31, 2003, were as follows: 2004 – $12.9 million; 2005 – $8.6 million; 2006 – $6.0 million; 2007 – $4.1 million; 2008 – $3.9 million; and thereafter – $0.4 million.

Note J –	SALE OF ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
(In millions)	2003	2002

Trade accounts receivable	$134.9	$114.2

Retained interest in securitized accounts receivable	137.9	56.5

Allowance for doubtful accounts	(9.3)	(9.6)

	$263.5	$161.1

Through May 6, 2003, PolyOne participated in a receivables sale facility that provided up to $250 million in liquidity through the sale of certain domestic trade accounts receivable at a cost similar to high-grade commercial paper. As part of the May 6, 2003 debt refinancing, previously discussed in Note H, PolyOne terminated the former facility and entered into a new receivables sale facility.

Under the terms of the new facility, PolyOne continues to sell its accounts receivable through its wholly owned, bankruptcy remote subsidiary to Investors who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, PolyOne sells new receivables. PolyOne has the risk of credit loss on the receivables and, accordingly the full amount of the allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. At December 31, 2003, accounts receivable totaling $208.6 million were sold by PolyOne to PFC, and are thereby included as a reduction of trade accounts receivable within accounts receivable on the PolyOne Consolidated Balance Sheet. PFC in turn sells to certain purchasers an undivided interest in PolyOne’s accounts receivable and realizes proceeds of up to $225.0 million, with the maximum amount of proceeds that PFC may receive under the facility currently limited to 85% of the then-current amount of the accounts receivable sold to PFC. At December 31, 2003, PFC had sold undivided interests in account receivable totaling $70.7 million. PolyOne retains an interest in the $137.9 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. This interest retained by PolyOne is thereby included in accounts receivable on the PolyOne Consolidated Balance Sheet at December 31, 2003. The new receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit as a sub-limit within the $225.0 million limit under the facility. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. PolyOne is currently in compliance with all such covenants. The securitization agreement does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

Under this new arrangement, PolyOne receives the remaining proceeds from collection of the receivables after deduction for the aggregate yield payable on the undivided interests in the receivables sold by PFC, a servicer’s fee, an unused commitment fee (between 0.5% and 0.75% depending upon the amount of the unused portion of the facility), fees for any outstanding letters of credit, and an administration and monitoring fee ($150,000 per annum).

Under this new arrangement, PolyOne continues to service the underlying accounts receivable and receives a service fee of 1% per annum on the average daily amount of the outstanding interests in its receivables. The net discount and other costs of the receivables sale facility are included in other expenses, net in the Consolidated Statements of Operations.

POLYONE CORPORATION

Note K –	INVENTORIES

	December 31,
(In millions)	2003	2002

At FIFO or average cost, which approximates current costs:

Finished products and in process	$135.0	$141.3

Raw materials and supplies	82.9	89.2

	217.9	230.5

Reserve to reduce certain inventories to LIFO cost basis	(21.0)	(20.5)

	$196.9	$210.0

Approximately 38% of PolyOne’s inventory had been valued by the LIFO method at December 31, 2003, and 38% at December 31, 2002.

Note L –	PROPERTY

	December 31,
(In millions)	2003	2002

Land and land improvements	$45.7	$45.4

Buildings	204.6	204.7

Machinery and equipment	708.1	702.6

	958.4	952.7

Less accumulated depreciation and amortization	(472.3)	(444.8)

	$486.1	$507.9

Note M –	OTHER BALANCE SHEET LIABILITIES

	Accrued Expenses		Non-current Liabilities
	December 31,		December 31,
(In millions)	2003	2002	2003	2002

Employment costs	$42.6	$49.8	$20.7	$25.6

Environmental	8.3	7.7	46.4	44.6

Taxes	10.0	11.6	—	—

Post-retirement benefits	12.3	12.3	—	—

Interest payable	8.2	6.6	—	—

Pension	—	—	155.8	163.5

Employee separation and plant phase-out	20.9	21.3	—	0.1

Insurance accruals	0.8	0.8	6.8	5.3

Other	8.0	34.2	28.2	21.8

	$111.1	$144.3	$257.9	$260.9

Note N –	EMPLOYEE BENEFIT PLANS

PolyOne has three defined benefit pension plans under which benefits are currently accruing for certain U.S. employees. One of the pension plans is an unfunded non-qualified pension plan that provides supplemental pension benefits for senior executives. The plans generally provide benefit payments using a formula based on employee compensation and length of service. PolyOne’s salaried plan closed participation to employees after December 31, 1999, and for all active participants the service component of the benefit was frozen as of December 31, 2002. In connection with the acquisitions of Hanna (2000) and O’Sullivan (1999), PolyOne assumed the obligations and assets of Hanna’s and O’Sullivan’s defined benefit pension plans, covering certain Hanna and O’Sullivan employees. Benefits earned under Hanna’s and O’Sullivan’s defined benefit pension plans were frozen prior to acquisition.

PolyOne recorded an intangible asset of $0.3 million related to both funded and unfunded pension plans as of December 31, 2003, and of $4.3 million as of December 31, 2002. PolyOne’s accumulated other non-owner equity changes included $110.9 million after tax at December 31, 2003, and $120.0 million at December 31, 2002, related to the accumulated minimum pension liability. PolyOne reports other non-owner equity changes, net of the related income tax expense or benefit, in the Consolidated Statements of Shareholders’ Equity. The income tax benefit related to the adjustment of the minimum pension liability was $2.7 million in 2003, $2.9 million in 2002 and $20.8 million in 2001.

PolyOne also sponsors several unfunded defined-benefit post-retirement plans that provide certain health care and life insurance benefits to eligible employees. Most of the health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as a capping of the Company’s cost, deductibles and/or cost sharing. The life insurance plans are generally non-contributory.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became U.S. law. Certain of PolyOne’s post-retirement health care plans provide prescription drug benefits. PolyOne has elected to defer, in accordance with the FASB Staff Position 106-1, recognizing the effects of the Act on the APBO (Accumulated Pension Benefit Obligation) or net periodic post-retirement benefit cost in the financial statements or accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and when issued could require PolyOne to change previously reported information. Presently, PolyOne is uncertain as to whether its plans meet the definition of actuarial equivalence under the Act or could with possible amendments to its plans; however, such compliance is necessary to receive the federal subsidy available under the Act.

PolyOne uses a December 31 measurement date for all of its plans.

POLYONE CORPORATION

The following tables set forth the change in benefit obligation, change in plan assets and components of funded status related to the defined-benefit pension and post-retirement health care benefit plans. Actuarial assumptions used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2003	2002	2003	2002

Change in benefit obligation

Benefit obligation – beginning of year	$465.5	$442.4	$155.6	$145.5

Service cost	1.4	5.0	0.8	0.8

Interest cost	30.0	30.0	10.2	9.9

Participant contributions	—	—	3.3	2.8

Benefits paid	(34.2)	(32.5)	(18.1)	(17.4)

Acquired businesses and plan amendments	11.2	3.8	—	0.4

Change in discount rate and other	21.0	16.8	15.7	13.6

Benefit obligation – end of year	$494.9	$465.5	$167.5	$155.6

Projected salary increases	29.5	31.2	—	—

Accumulated benefit obligation	$465.4	$434.3	$167.5	$155.6

Change in plan assets

Plan assets – beginning of year	$267.7	$312.1	$—	$—

Actual return on plan assets	44.7	(25.2)	—	—

Company contributions	20.0	13.3	14.8	14.6

Plan participants’ contributions	—	—	3.3	2.8

Benefits paid	(34.2)	(32.5)	(18.1)	(17.4)

Other	10.8	—	—	—

Plan assets – end of year	$309.0	$267.7	$—	$—

Funded status

Projected benefit obligation in excess of plan assets	$(185.9)	$(197.7)	$(167.5)	$(155.6)

Unrecognized prior service cost	(0.6)	4.3	0.5	0.8

Unrecognized net actuarial (gain) loss	177.8	189.1	34.4	20.0

Net amount recognized	$(8.7)	$(4.3)	$(132.6)	$(134.8)

Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Pension Benefits		Health Care Benefits
(In millions)	2003	2002	2003	2002

Accrued benefit cost, net	$(155.8)	$(163.5)	$(132.6)	$(134.8)

Intangible assets	0.3	4.3	—	—

Accumulated other comprehensive income	146.8	154.9	—	—

Net amount recognized	$(8.7)	$(4.3)	$(132.6)	$(134.8)

POLYONE CORPORATION

As of December 31, 2003, PolyOne has four qualified funded plans with a PBO and an ABO in excess of the related plan assets. Information for these plans is disclosed below:

	Pension Benefits
(In millions)	2003	2002

Projected benefit obligation	$449.7	$422.2

Accumulated benefit obligation	422.3	394.4

Fair value of plan assets	302.7	258.5

	Pension Benefits			Health Care Benefits
(Dollars in millions)	2003	2002	2001	2003	2002	2001

Weighted-average assumptions used to determine benefit obligation at December 31:

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%

Rate of compensation increase	3.5%	4.0-7.0%	4.0-7.0%	—	—	—

Assumed health care cost trend rates at December 31:

Health care cost trend rate assumed for next year	—	—	—	11%	11%	8.5%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.5%

Year that the rate reaches the ultimate trend rate	—	—	—	2010	2009	2008

An expected return on plan assets of 8.75% will be used for the calculation of 2004 pension expense.

The following table summarizes the components of net period benefit cost recognized during each of the years in the three-year period ended December 31, 2003. The expected long-term return rate on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns. Actuarial assumptions used are also included in the table.

	Pension Benefits			Health Care Benefits
(Dollars in millions)	2003	2002	2001	2003	2002	2001

Components of net periodic benefit costs

Service cost	$1.4	$5.0	$5.0	$0.8	$0.8	$0.8

Interest cost	30.0	30.0	30.7	10.2	9.9	10.2

Expected return on plan assets	(21.7)	(27.4)	(29.9)	—	—	—

Curtailment charge	0.2	—	—	0.1	—	—

Amortization of unrecognized losses, transition obligation and prior service cost	13.8	6.9	3.7	0.8	(0.2)	(0.1)

	$23.7	$14.5	$9.5	$11.9	$10.5	$10.9

	Pension Benefits			Health Care Benefits
(Dollars in millions)	2003	2002	2001	2003	2002	2001

Weighted-average assumptions used to determine net period benefit cost for the years ended December 31:

Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%

Expected long-term return on plan assets	8.75%	9.0%	9.0%	—	—	—

Rate of compensation increase	4.0-7.0%	4.0-7.0%	4.0-7.0%	—	—	—

Assumed health care cost trend rates at December 31:

Health care cost trend rate assumed for next year	—	—	—	10%	8%	8%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.5%	5.5%

Year that the rate reaches the ultimate trend rate	—	—	—	2009	2008	2007

POLYONE CORPORATION

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease

Effect on total of service and interest cost	$0.9	$0.8

Effect on post-retirement benefit obligation	12.8	11.1

PolyOne’s pension asset investment strategy is to diversify the asset portfolio between asset categories and within asset categories so as to enhance the portfolio’s risk adjusted return. Further, PolyOne’s expected portfolio asset mix considers the duration of the plan liabilities and gave more weight to equity positions than to fixed income securities. PolyOne’s pension asset investment allocation guidelines are equity securities 60% to 75% and debt securities (including cash equivalents) 25% to 40%. PolyOne’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31,
	2003	2002

Asset Category

Equity securities	73%	71%

Debt securities (including cash equivalents)	27%	27%

Other	—	2%

	100%	100%

PolyOne sponsors three voluntary retirement savings plans (RSP). Under provisions of these plans, eligible employees generally can receive Company matching contributions on up to the first 6% of their eligible earnings. In addition, PolyOne may make discretionary profit-sharing contributions to these plans for eligible employees. Also, PolyOne continues to sponsor defined-retirement contribution plans for certain employees, which provide for Company contributions of a specified percentage of each employee’s compensation. Following are PolyOne’s contributions to the RSP:

(In millions)	2003	2002	2001

Retirement savings match	$7.8	$8.9	$8.9

Defined retirement benefit	2.4	5.6	6.7

	$10.2	$14.5	$15.6

Note O –	COMMITMENTS AND RELATED-PARTY INFORMATION

Environmental - PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with several environmental sites. While government agencies frequently claim PRPs are jointly and severally liable at these sites, in PolyOne’s experience, interim and final allocation of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by our environmental engineers and consultants, PolyOne, at December 31, 2003, had accruals totaling $54.7 million to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at December 31, 2003. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. PolyOne incurred environmental expense of $4.1 million in 2003, $3.5 million in 2002 and $3.7 million in 2001.

Guarantees - PolyOne guarantees $85.3 million of SunBelt’s outstanding senior secured notes in connection with the construction of the chlor-alkali facility in Macintosh, Alabama. This debt and the related guarantee mature in 2017.

In connection with the formation of OxyVinyls, PolyOne had guaranteed $42.3 million of OxyVinyls’ borrowings from Occidental Petroleum Corporation. This guarantee terminated effective June 30, 2003.

POLYONE CORPORATION

Related-Party Transactions - PolyOne purchases a substantial portion of its PVC resin and all of its VCM raw materials under the terms of supply agreements with OxyVinyls. The agreements have an initial term of 15 years, with PolyOne having the right to renew for two five-year option periods. PolyOne also has entered into various service agreements with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $10.4 million at December 31, 2003, and $15.5 million at December 31, 2002. PolyOne’s purchases of raw materials from OxyVinyls totaled approximately $230 million during 2003 and $179 million during 2002.

Note P –	OTHER EXPENSE, NET

(In millions)	2003	2002	2001

Currency exchange gain (loss), net of foreign exchange contracts	$(5.0)	$(0.1)	$(0.9)

Discount on sale of trade receivables	(5.9)	(4.8)	(8.1)

Retained post-employment benefit cost related to previously discontinued business operations	(3.0)	(2.9)	(0.3)

Other income (expense), net	0.6	(0.2)	0.9

	$(13.3)	$(8.0)	$(8.4)

Note Q –	INCOME TAXES

Income (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting consists of the following:

(In millions)	2003	2002	2001

Domestic	$(112.0)	$(56.2)	$(105.6)

Foreign	29.0	11.7	7.8

	$(83.0)	$(44.5)	$(97.8)

A summary of income tax expense (benefit) follows:

(In millions)	2003	2002	2001

Current:

Federal	$—	$—	$—

State	—	—	(0.5)

Foreign	7.8	6.8	3.0

Total current	$7.8	$6.8	$2.5

Deferred:

Federal	—	(18.7)	(36.1)

State	—	(4.9)	(6.2)

Foreign	4.5	(2.4)	1.2

Total deferred	$4.5	$(26.0)	$(41.1)

Total tax expense (benefit)	$12.3	$(19.2)	$(38.6)

The income tax rate (benefit) for financial reporting purposes varied from the federal statutory rate as follows:

	2003	2002	2001

Federal statutory income tax rate	(35.0%)	(35.0%)	(35.0%)

State tax, net of federal benefit	(3.7)	(7.2)	(4.4)

Valuation allowance	23.7	—	—

Provision for repatriation of foreign earnings	28.9	—	—

Goodwill	—	—	0.2

Differences in rates of foreign operations	2.7	0.7	0.4

Other, net	(1.8)	(1.6)	(0.6)

Effective income tax rate	14.8%	(43.1%)	(39.4%)

POLYONE CORPORATION

Significant components of PolyOne’s deferred tax liabilities and assets at December 31 were as follows:

(In millions)	2003	2002

Deferred tax liabilities:

Tax over book depreciation	$82.1	$72.8

Intangibles	11.8	10.7

Equity investments	146.4	149.9

Other, net	33.0	31.4

Total deferred tax liabilities	$273.3	$264.8

Deferred tax assets:

Post-retirement benefits other than pensions	$49.0	$49.7

Employment cost and pension	59.0	64.9

Discontinued operations impairment	29.1	—

Employee separation and plant phaseout	11.4	12.0

Environmental	20.1	19.0

Net operating loss carryforward	159.5	109.2

State taxes	7.2	—

Alternative minimum tax credit carryforward	5.8	5.8

Foreign net operating losses and tax credit carryforward	13.8	13.1

Other, net	11.6	26.6

Total deferred tax assets	$366.5	$300.3

Tax valuation allowance	(92.2)	(32.4)

Net deferred tax assets	$1.0	$3.1

SFAS No. 109, “Accounting for Income Taxes,” requires deferred tax assets to be determined for each tax paying component of an enterprise within each tax jurisdiction. The deferred tax assets indicated in the table are attributable primarily to tax jurisdictions where a recent history of losses has occurred. Therefore, PolyOne believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized. PolyOne intends to maintain the valuation allowance until sufficient positive evidence exists to support realization of the deferred tax assets.

PolyOne had provided for U.S. federal and foreign withholding tax on $22.0 million, or 9%, of foreign subsidiaries’ undistributed earnings as of December 31, 2003. Regarding the undistributed earnings on which no federal and foreign withholding tax has been provided, earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of income tax liability that would result had such earnings actually been repatriated.

PolyOne paid income taxes net of refunds of $7.9 million in 2003 and $1.6 million in 2002. PolyOne received income tax refunds net of taxes paid of $4.1 million in 2001. PolyOne has a net operating loss carryforward of approximately $456.9 million, of which $11.9 million will expire in 2011, $22.2 million will expire in 2012, $66.6 million will expire in 2018, $3.5 million will expire in 2019, $9.5 million will expire in 2020, $104.5 million will expire in 2021, $104.8 million will expire in 2022 and the remaining $133.9 million will expire in 2023. In addition, PolyOne has an alternative minimum tax credit carryforward of $5.8 million.

Note R –	SHAREHOLDERS’ EQUITY

PolyOne’s incentive stock plans provide for the awarding or granting of options to purchase PolyOne common stock. Generally, options granted become exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. For 2003 and 2002 grants, the amount scheduled to vest in the third year may vest earlier based upon the stock performance. The term of each option cannot extend beyond 10 years from the date of grant. In 2003, in addition to the 10-year term option, stock options were granted that vest on the third anniversary of the date of grant and have a term of 4 years. All options under the plans have been granted at 100% or greater of market (as defined) on the date of the grant. PolyOne also has a stock plan for non-employee directors under which options are granted.

In August 2000, shareholders approved the 2000 Stock Incentive Plan (Incentive Plan). The Incentive Plan is administered by a committee of the Board of Directors. Officers, employees and non-employee directors are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. A total of 4.5 million shares may be granted under the Incentive Plan. The options have the same term and pricing structure as options granted under PolyOne’s other incentive stock plans.

POLYONE CORPORATION

A summary of stock option activity follows:

(In thousands, except per share data)	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2000	13,656	$11.98

Issued	1,531	8.70

Exercised	(128)	8.41

Forfeited	(529)	11.69

Outstanding at December 31, 2001	14,530	$11.68

Issued	1,505	12.23

Exercised	(782)	9.11

Forfeited	(2,199)	10.11

Outstanding at December 31, 2002	13,054	$12.16

Issued	1,462	6.00

Exercised	—	—

Forfeited	(2,057)	10.89

Outstanding at December 31, 2003	12,459	$11.65

Exercisable at December 31, 2003	9,512	12.60

Exercisable at December 31, 2002	10,648	12.47

Exercisable at December 31, 2001	10,258	12.73

At December 31, 2003:

Exercisable options:

Exercise price: $3.60 – $13.00	6,068	$10.31

Exercise price: $13.01 – $26.82	3,444	16.64

Unexercisable options:

Exercise price: $3.60 – $13.00	2,948	$8.56

Exercise price: $13.01 – $26.82	—	—

At December 31, 2003, the weighted-average remaining life for options with an exercise price of $13.00 or less was 5.6 years. Options with an exercise price of more than $13.00 had a remaining life of 3.2 years.

The compensation cost recognized relating to the stock portion of the annual incentive plans, three-year incentive plan and amortization of restricted stock awarded amounted to $1.4 million in 2003, $1.4 million in 2002 and $1.3 million in 2001. The weighted-average fair value per share of restricted stock and stock awards under the long-term incentive plan on the grant date was $6.14 for 2003, $12.22 for 2002 and $7.34 for 2001.

At December 31, 2003, approximately 13.8 million shares were reserved for future issuance upon exercise of stock options previously granted, and approximately 2.2 million shares were available for future grants under PolyOne’s incentive plans.

During the first half of 2001, the Compensation Committee of PolyOne’s Board of Directors authorized the issuance of 532,800 shares of restricted PolyOne stock to certain PolyOne executives. The restricted shares were valued at $7.22 per share and were issued from The Geon Company Share Ownership Trust. An additional 40,000 shares were issued in the fourth quarter of 2001. These shares were valued at $8.96 per share and were issued from shares held in treasury. During 2002, 3,000 shares were issued. The 2002 shares were valued at $12.22 per share and were issued from shares held in treasury. No shares were issued in 2003. Shares vest and restrictions lapse three years from the date of grant. Accordingly, PolyOne has recorded the grants as unearned compensation to be recognized as compensation expense over the three-year vesting period.

Note S  – SEGMENT INFORMATION

PolyOne operates in three business segments: Performance Plastics, Distribution, and Resin and Intermediates. The Elastomers & Performance Additives business was previously reported as a separate business segment and the Specialty Resins and Engineered Films businesses were included in the Performance Plastics business segment. All three businesses are included in discontinued operations. The accounting policies of each business segment are consistent with those described in the “Summary of Significant Accounting Policies.” Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Inter-segment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of inter-segment sales, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, assets of discontinued operations and certain other unallocated corporate assets.

Performance Plastics

The Company’s Performance Plastics segment manufactures polymer related products in the following product subgroups:

•

Vinyl Compounds - Vinyl, or polyvinyl chloride, is an extremely versatile plastic. Vinyl is the only plastic that can be made thin and flexible enough for intravenous solution bags, yet rigid and tough enough for windows and computer housings. Because of this versatility, vinyl has become one of the most widely used plastics and is uti -

POLYONE CORPORATION

lized in a whole range of applications. PolyOne’s vinyl compounds combine polyvinyl chloride resins with a broad range of additives that offer product versatility, particularly when fire resistance, chemical resistance or weatherability is required.

•	Colors and Additives - Color concentrates are plastic compounds that contain a high concentration of color pigments or additives predispersed in a polymer carrier medium and supplied in pellet, liquid, flake or powder form. Concentrates are designed for use in appropriate quantities with the base resin mix so that the correct color or additive performance is achieved. Additive concentrates include a wide variety of products, but are commonly categorized by the function performed, such as UV stabilizers, slip/antiblock, antistat, blowing agent, antioxidant, lubricant, and stabilizers. PolyOne’s color and additive concentrates provide flexibility to plastics processors who prefer to create multiple color effects or enhance the performance of their own base polymers. PolyOne’s colors and additives for thermoplastics are used throughout the plastic industry, particularly in the packaging, automotive, consumer, pipe, and wire and cable industries. PolyOne’s colors and additives are also incorporated into other end products such as stadium seating, toys, housewares, vinyl siding, pipe, food packaging, and medical packaging.

•	Engineered Materials - PolyOne’s engineered materials consist of reinforced and filled compounds and thermoplastic elastomer compounds. With PolyOne’s compounding expertise, it has the ability to expand the performance range and structural properties of traditional engineered thermoplastics. PolyOne combines its knowledge of base polymers, lubricants, fillers and reinforcements as well as a wide range of functional additives to enable it to tailor its compounds to meet its customers’ unique application requirements. PolyOne’s compounds incorporate commodity resins like polyethylene and polypropylene, engineering resins like nylon, polycarbonate, polyesters and other high performance resins. In addition, PolyOne has a broad product line of thermoplastic elastomer compounds, including thermoplastic olefins, thermoplastic vulcanizates and styrene block copolymers.

•	Formulators - Formulator products consist primarily of liquid systems with a base resin comprising specialty polyvinyl chloride resins or latex. PolyOne custom compounds and manufactures PVC inks and powders, latex, specialty additives and colorants that meet the specific needs of its customers’ applications. Examples of applications for its formulator products include inks for textiles in the consumer industry; armrests, headrests and oil filters in the automotive industry; coil coatings, sheet vinyl and carpet backing in the construction industry; and decals, coatings and tool handles in the industrial industry.

Distribution

The Company’s Distribution segment is a distributor of up to 3,500 grades of engineering and commodity resins and plastic compounds, including vinyl compound that is produced by the Performance Plastics segment. The Company purchases bulk quantities of base plastic resins, such as polyethylene, polypropylene, polystyrene and polyvinyl chloride from approximately 13 major suppliers and resells it in truckload and less-than-truck load amounts to more than 4,700 customers throughout North America. These products are sold to custom molders and extruders who convert them into plastic products sold to a number of different industries and end-use markets. The Distribution segment ships approximately 600 million pounds of product annually and operates over 30 stocking locations, including 10 repackaging plants across North America. On January 12, 2004, the Distribution segment acquired the North American distribution business of ResinDirect LLC, a wholly owned subsidiary of Louis Dreyfus Energy Services L.P. ResinDirect North America distributes approximately 60 million pounds of commodity plastic resins annually. With this acquisition, the number of major suppliers has increased to approximately 18 and the number of customers has increased to more than 5,100.

Resin and Intermediates

The Resin and Intermediates segment consists primarily of two joint ventures that are accounted for and reported on the equity basis. OxyVinyls is a 24% owned producer of PVC resin, VCM, chlorine and caustic soda and SunBelt is a 50% owned producer of chlorine and caustic soda. OxyVinyls is PolyOne’s principal supplier of PVC resin.

Senior management uses segment operating income, which excludes special items, to assess performance and allocate resources to business segments. The table below reconciles operating income (loss) to segment operating income (loss). Segment operating income may not be comparable to financial perform -

POLYONE CORPORATION

ance measures presented by other companies. Senior management uses segment operating income when evaluating the results of operations of the business segments because senior management believes this measure is useful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, segment operating income is a component of the PolyOne Annual Incentive Plan at the corporate and business segment levels.

Special items include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, merger and integration costs, asset impairments and gains and losses on the divestiture of joint ventures and equity investments.

(In millions)	Total	Performance Plastics	Distribution	Resin and Intermediates	Other

Year ended December 31, 2003:

Sales to external customers	$1,964.5	$1,441.8	$522.7	$—	$—

Inter-segment sales	—	114.3	6.5	—	(120.8)

	$1,964.5	$1,556.1	$529.2	$—	$(120.8)

Operating income (loss)	$(4.0)	$3.7	$5.8	$20.8	$(34.3)

Special items included in operating income:

Employee separation and plant phaseout	35.1	24.6	1.6	—	8.9

Period plant phaseout costs incurred	2.9	1.2	1.7	—	—

Asset impairments	8.0	5.0	—	1.4	1.6

Equity affiliate cumulative effect of a change in accounting and restructuring costs	1.8	—	—	1.8	—

Segment operating income	$43.8	$34.5	$9.1	$24.0	$(23.8)

Depreciation and amortization	$51.4	$47.0	$1.6	$0.2	$2.6

Total assets	$1,900.9	$1,178.0	$138.8	$240.0	$344.1

Capital expenditures	$28.7	$27.2	$0.6	$—	$0.9

POLYONE CORPORATION

(In millions)	Total	Performance Plastics	Distribution	Resin and Intermediates	Other

Year ended December 31, 2002:

Sales to external customers	$1,891.5	$1,378.7	$512.8	$—	$—

Inter-segment sales	—	97.2	6.9	—	(104.1)

	$1,891.5	$1,475.9	$519.7	$—	$(104.1)

Operating income (loss)	$5.0	$28.5	$4.3	$0.6	$(28.4)

Special items included in operating income:

Employee separation and plant phaseout	1.1	1.1	—	—	—

Period plant phaseout costs incurred	0.5	0.5	—	—	—

Plant phaseout accelerated depreciation	1.8	1.8	—	—	—

Loss on divestiture of equity investments	5.1	—	—	5.1	—

Equity affiliate restructuring and plant idling costs (1)	4.9	—	—	4.9	—

Segment operating income	$18.4	$31.9	$4.3	$10.6	$(28.4)

Depreciation and amortization	$51.0	$46.8	$1.8	$0.8	$1.6

Total assets	$1,997.5	$1,188.1	$140.6	$231.1	$437.7

Capital expenditures	$65.0	$52.9	$1.0	$—	$11.1

(1)	PolyOne’s share of OxyVinyls’ employee severance costs and liabilities associated with the temporary idling of a plant in December 2001 and the 2002 asset writeoff and decommissioning costs related to the permanent closure of specific production assets included in the idled plant.

(In millions)	Total	Performance Plastics	Distribution	Resin and Intermediates	Other

Year ended December 31, 2001:

Sales to external customers	$1,933.7	$1,479.5	$454.2	$—	$—

Inter-segment sales	—	39.9	8.4	—	(48.3)

	$1,933.7	$1,519.4	$462.6	$—	$(48.3)

Operating income (loss)	$(51.1)	$15.7	$(2.9)	$(31.5)	$(32.4)

Special items included in operating income:

Employee separation and plant phaseout	30.4	30.4	—	—	—

Merger and acquisition costs	5.8	—	—	—	5.8

Loss on divestiture of equity investments	9.5	—	—	9.5	—

Restructuring and plant idling costs incurred by equity affiliates(2)	9.4	—	—	9.4	—

Segment operating income	$4.0	$46.1	$(2.9)	$(12.6)	$(26.6)

Depreciation and amortization	$61.0	$55.7	$2.9	$—	$2.4

Total assets	$2,051.5	$1,347.6	$176.2	$239.7	$288.0

Capital expenditures	$62.1	$25.0	$1.9	$—	$35.2

(2)	PolyOne’s share of OxyVinyls’ employee severance costs and liabilities associated with the temporary idling of a plant and Australian Vinyls Corporation’s employee severance and restructuring costs

POLYONE CORPORATION

A breakdown of the Performance Plastics segment’s sales for the years ended December 31, 2003 and 2002 and the changes versus the respective prior year periods, by primary product group, is as follows:

	Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001
	2003 Sales $	2003 Sales $	2003 Shipment Lbs.	2002 Sales $	2002 Sales $	2002 Shipment Lbs.

	% of Total	% Change vs. 2002	% Change vs. 2002	% of Total	% Change vs. 2001	% Change vs. 2001

North American PCC:

Vinyl compounds	41%	1%	(3%)	42%	(8%)	(5%)

Colors and Additives	12%	(5%)	—	13%	(19%)	(29%)

Engineered materials	8%	(5%)	(9%)	10%	4%	10%

International PCC	28%	27%	16%	23%	15%	7%

Formulators	11%	(4%)	(7%)	12%	3%	(1%)

Total Performance Plastics	100%	5%	(1%)	100%	(3%)	(2%)

POLYONE CORPORATION

Earnings of equity affiliates are included in the related business segment earnings (loss) and the investment in equity affiliates is included in related business segment assets. Amounts related to equity affiliates included in the business segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(In millions)	2003	2002	2001

Earnings (loss) of equity affiliates:

Performance Plastics	$4.2	$6.8	$7.2

Resin and Intermediates	32.1	15.3	(14.7)

Other	—	—	(0.4)

Subtotal	36.3	22.1	(7.9)

Minority interest	(1.8)	(1.8)	(1.9)

Total	$34.5	$20.3	$(9.8)

Investment in equity affiliates:

Performance Plastics	$27.9	$51.9	$59.7

Resin and Intermediates	228.8	219.9	228.2

Total	$256.7	$271.8	$287.9

PolyOne’s sales are principally to customers in the United States, Europe, Canada and Asia/Pacific, and the majority of its assets are located in these geographic areas. Following is a summary of sales based on geographic areas from which the sales originated and assets by location:

(In millions)	2003	2002	2001

Net sales:

United States	$1,260.0	$1,291.7	$1,393.1

Europe	392.2	293.6	273.4

Canada	220.3	201.7	189.9

Other	92.0	104.5	77.3

Long-lived assets:

United States	$809.6	$982.5	$1,009.1

Europe	122.2	199.3	195.2

Canada	59.1	50.7	61.8

Other	47.5	53.9	55.4

Note T –	WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(In millions)	2003	2002	2001

Weighted-average shares – basic:

Weighted-average shares outstanding	91.7	91.3	90.3

Less unearned portion of restricted stock awards included in outstanding shares	(0.6)	(0.5)	(0.5)

	91.1	90.8	89.8

Weighted-average shares – diluted:

Weighted-average shares outstanding – basic	91.1	90.8	89.8

Plus unearned portion of restricted stock awards included in outstanding shares	—	—	—

Plus dilutive impact of stock options and stock awards	—	—	—

	91.1	90.8	89.8

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.

For the periods presented above, PolyOne excluded all outstanding options from the calculation of diluted loss per share because they would have had an anti-dilutive effect due to its net loss and due to the fact that the exercise prices were greater than the average market price of its common shares for the respective periods.

Note U –	FINANCIAL INSTRUMENTS

PolyOne enters into inter-company lending transactions denominated in various foreign currencies and is subject to financial exposure from foreign exchange rate movement between the date a loan is recorded and the date it is settled or revalued. To mitigate this risk, PolyOne enters into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged and are recorded as other income or expense. PolyOne does not hold or issue financial instruments for trading purposes.

POLYONE CORPORATION

The following table summarizes by currency the contractual amounts of PolyOne’s foreign exchange contracts at December 31, 2003 and 2002 (in millions). Foreign currency amounts are translated at exchange rates as of December 31, 2003 and 2002, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

	December 31, 2003		December 31, 2002
Currency	Buy	Sell	Buy	Sell

U.S. dollar	$161.9	$93.6	$59.4	$0.6

Euro	13.3	147.8	—	112.6

British pound sterling	2.7	13.3	—	12.3

Canadian dollar	59.3	—	48.1	—

Other	20.4	2.6	14.8	2.9

The following methods and assumptions were used by PolyOne in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value.

Long- and short-term debt: The carrying amount of PolyOne’s short-term borrowings approximates fair value. The fair value of PolyOne’s senior notes, debentures and medium-term notes is based on quoted market prices. The carrying amount of PolyOne’s borrowings under its variable-interest rate long-term revolving credit agreements and other long-term borrowings approximates fair value.

Foreign exchange contracts: The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2003. The fair value of long-term foreign exchange contracts is based on quoted market prices for contracts with similar maturities.

Interest rate swaps: The fair value of interest rate swap agreements, obtained from the respective financial institutions, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

The carrying amounts and fair values of PolyOne’s financial instruments at December 31 for the years 2003 and 2002 are as follows:

	2003		2002
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$48.7	$48.7	$41.4	$41.4

Long-term debt

9.375% senior notes	—	—	90.0	88.0

6.875% debentures	77.5	72.0	78.7	67.5

10.625% senior notes	300.0	300.0	—	—

7.500% debentures	50.0	38.7	50.0	33.8

8.875% senior notes	198.5	184.0	198.3	173.0

Medium-term notes	149.9	140.9	155.6	134.0

Bank borrowings	7.5	7.5	10.6	10.6

Foreign exchange contracts	0.4	0.4	(5.4)	(5.4)

Interest rate swaps	(3.7)	(3.7)	—	—

POLYONE CORPORATION

Note V  – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003 Quarters				2002 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

(In millions)

Sales	$474.0	$493.3	$504.8	$492.4	$445.6	$493.6	$508.1	$444.2

Operating costs and expenses, net	481.9	486.6	493.9	506.1	462.9	475.8	498.8	449.0

Operating income (loss)	(7.9)	6.7	10.9	(13.7)	(17.3)	17.8	9.3	(4.8)

Income (loss) before discontinued operations and cumulative effect of a change in accounting	(29.9)	(41.4)	(6.1)	(17.9)	(19.6)	4.5	(0.4)	(9.8)

Discontinued operations	(152.7)	(1.8)	0.1	(1.4)	2.1	5.3	6.5	6.2

Cumulative effect of change in accounting, net of taxes	—	—	—	—	—	—	—	(53.7)

Net income (loss)	$(182.6)	$(43.2)	$(6.0)	$(19.3)	$(17.5)	$9.8	$6.1	$(57.3)

Basic and diluted earnings (loss) per share:(1)

Before discontinued operations and change in method of accounting	$(0.33)	$(0.45)	$(0.07)	$(0.20)	$(0.21)	$0.05	$—	$(0.11)

Net income (loss)	$(2.00)	$(0.47)	$(0.07)	$(0.21)	$(0.19)	$0.11	$0.07	$(0.64)
(1)	Per share amounts for the quarter and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each period.

POLYONE CORPORATION

SCHEDULE II

POLYONE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(C)	Other Deductions		Other Additions	Balance at End of Period

Year ended December 31, 2003

Reserves for doubtful accounts	$9.6	$3.6	$—	$(3.9	)(A)	$—	$9.3

Accrued liabilities for environmental matters	$52.3	$4.1	$3.1	$(4.8	)(B)	$—	$54.7

Year ended December 31, 2002

Reserves for doubtful accounts	$7.2	$5.8	$—	$(3.4	)(A)	$—	$9.6

Accrued liabilities for environmental matters	$56.2	$3.5	$(0.5)	$(6.9	)(B)	$—	$52.3

Year ended December 31, 2001

Reserves for doubtful accounts	$7.4	$3.7	$—	$(3.9	)(A)	$—	$7.2

Accrued liabilities for environmental matters	$58.4	$3.7	$0.3	$(6.2	)(B)	$—	$56.2

Notes:

(A)	Accounts charged off (for 2002 also includes divestiture of allowance for So.F.teR S.p.A. of $0.5 million).
(B)	Represents cash payments during the year.
(C)	Translation adjustments and expense from discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes made in our internal control over financial reporting during the last fiscal quarter in the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding PolyOne’s directors is incorporated by reference to the information contained in PolyOne’s Proxy Statement to be filed on or about March 31, 2004 with respect to the 2004 Annual Meeting of Shareholders (2004 Proxy Statement). Information concerning executive officers is contained in Part I, Item 4A of this Report under the heading “Executive Officers of the Company.”

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in PolyOne’s 2004 Proxy Statement.

PolyOne has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. PolyOne will provide to any person without charge, upon written or oral request, a copy of such code of eth -

POLYONE CORPORATION

ics. Requests should be directed to: PolyOne Corporation, Attention: Dennis Cocco, Vice President, Investor Relations & Communications, 33587 Walker Road, Avon Lake, Ohio 44012, telephone number: (440) 930-1538

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated by reference to the information contained in PolyOne’s 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in PolyOne’s 2004 Proxy Statement.

The following table provides information about PolyOne Corporation’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	13,630,814	$11.11	2,011,614	(1)

Equity compensation plans not approved by security holders (2)	195,006	$10.36	164,234

Total	13,825,820		2,175,848

(1)	In addition to options, warrants and rights, each of the 1993 Incentive Stock Plan, the 1995 Incentive Stock Plan, the 1998 Interim Stock Awards Plan, the 1999 Incentive Stock Plan, the Long-Term Incentive Plan and the 2000 Stock Incentive Plan authorize the issuance of restricted stock, performance shares and/or deferred shares. Each of the 1999 Incentive Stock Plan, the Long-Term Incentive Plan and the 2000 Stock Incentive Plan has a separate sub-limit for the total number of shares that may be issued as one or more of these types of awards. The sub-limits are 400,000 restricted shares under the 1999 Incentive Stock Plan, 750,000 restricted and deferred shares and 1,500,000 performance shares under the Long-Term Incentive Plan, and 1,000,000 restricted, performance and deferred shares under the 2000 Stock Incentive Plan.
(2)	The 1998 Interim Stock Award Plan was adopted by the Board of Directors of one of PolyOne’s predecessors in 1998. The Plan provides for awards in the form of stock options, restricted stock, stock equivalent units, stock appreciation rights, performance shares, and other stock and performance-based incentives. Key employees of PolyOne and its affiliates are eligible for awards. Non-employee directors are not eligible for awards. The Compensation Committee of the Board of Directors administers the Plan and selects award recipients. The maximum number of shares available for awards under the Plan is 375,574. The Compensation Committee has the power to adjust the maximum number of shares available under the Plan and the exercise price of outstanding awards in the event of mergers, consolidations and other corporate transformations, stock dividends, stock splits and other non-cash distributions to shareholders. Unless otherwise determined by the Board of Directors, upon a change in control of PolyOne, all options and rights under the Plan become fully exercisable and all restrictions and conditions applicable to share awards are deemed satisfied.

POLYONE CORPORATION

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated by reference to the information contained in PolyOne’s 2004 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services provided by PolyOne’s independent auditor during the fiscal years ended December 31, 2003 and 2002 and the pre-approval policies and procedures of the Audit Committee of PolyOne’s Board of Directors is incorporated by reference to the information contained in PolyOne’s 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statements of subsidiaries not consolidated and 50% or less owned persons, as required by Item 15(d), are incorporated by reference to Exhibit 99.1 to this Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP as of December 31, 2003 and for each of the three years then ended.

The following consolidated financial statement schedule of PolyOne Corporation are included in Item 8:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, omitted.

POLYONE CORPORATION

(a)(3) - Exhibits.

Exhibit		Description

3.1	(k)	Articles of Incorporation

3.1a	*	Amendment to the second article of the Articles of Incorporation, as filed with the Ohio Secretary of State November 25, 2003

3.2	(k)	Regulations

4.1	(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee

4.2	(d)	Indenture dated November 9, 1996 between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes

4.3	(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012

4.4	(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of PolyOne’s 10 5/8 % Senior Notes due May 15, 2010

10.1	(a)+	Long-Term Incentive Plan, as amended and restated

10.2	(k)+	Incentive Stock Plan, as amended and restated through August 31, 2000

10.3	(k)+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000

10.4	(k)+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000

10.5	(k)+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000

10.6	(j)+	2000 Stock Incentive Plan

10.7	*+	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003

10.8	*+	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003

10.9a	(k)+	Senior Executive PolyOne Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)

10.9b	(l)+	Strategic Improvement Incentive Plan Overview and Form of Award

10.10	*+	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004

10.11a	(k)+	Form of Management Continuity Agreement

10.11b	*+	Schedule of Executives with Management Continuity Agreements

10.11c	*+	Supplemental Retirement Benefit Plan, effective as of January 1, 2004

10.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among PolyOne Corporation, Citibank USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003

10.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003

10.12c	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, PolyOne Corporation, as the Servicer, the banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent

10.12d	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003

POLYONE CORPORATION

Exhibit		Description

10.13	(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996

10.14	(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company

10.15	(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993

10.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.

10.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)

10.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)

10.17	(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company

10.18	(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand

10.19	(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997

10.20	(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Company

10.21	(i)	Limited Partnership Agreement of Oxy Vinyls, LP

10.22	(i)	Asset Contributions Agreement – PVC Partnership (Geon)

10.23	(i)	Parent Agreement (Oxy Vinyls, LP)

10.24	(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement

21.1	*	Subsidiaries of PolyOne Corporation

23.1	*	Consent of Independent Auditors – Ernst & Young LLP

23.2	*	Consent of Independent Auditors – KPMG LLP

23.3	*	Information Regarding Consent of Arthur Andersen LLP

31.1	*	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Thomas Waltermire, President and Chief Executive Officer

32.2	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer

99.1	*	Audited Financial Statements of Oxy Vinyls, LP

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
*	Filed herewith
(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.
(b)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form 8-K dated September 12, 1991, SEC File No. 1-05222.
(c)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 dated September 18, 1991, SEC File No. 1-05222.

POLYONE CORPORATION

(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.
(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.
(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.
(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.
(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.
(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.
(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to Form S-4 Registration Statement No. 333-37344, dated July 31, 2000.
(k)	Incorporated by reference to the corresponding Exhibit filed with the Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.
(l)	Incorporated by reference to the corresponding Exhibit filed with the Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.
(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.
(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.
(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091
(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091

(b) Reports on Form 8-K filed or furnished in the Fourth Quarter of 2003:

•	Form 8-K, filed on October 21, 2003 under Item 5, filing a press release issued on October 21, 2003, whereby PolyOne announced that it will focus on its global Plastics Compounding, Color and Additive Masterbatch and Distribution businesses, and that its non-core Elastomers & Performance Additives, Engineered Films and Specialty Resins businesses are being considered for divestment.
•	Form 8-K, filed on October 31, 2003 under Item 12, announced a press release filed on October 29, 2003, whereby PolyOne announced third quarter 2003 earnings.
•	Form 8-K, furnished on October 31, 2003 under Item 12, announced a supplement to the third quarter earnings release filed on October 29, 2003.
•	Form 8-K, filed on October 31, 2003 under Item 5, filing a press release issued on October 29, 2003, whereby PolyOne announced restructuring of its Elastomers & Performance Additives business unit through the closure of its DeForest, Wisconsin and Wynne, Arkansas plants.
•	Form 8-K, filed on November 6, 2003 under Item 5, filing a press release issued on November 6, 2003, whereby PolyOne announced that William F. Patient had been named to its Board of Directors as non-executive chairman.
•	Form 8-K, filed on December 12, 2003 under Item 5, filing a press release issued on December 11, 2003, whereby PolyOne announced the closing of the Burlington, New Jersey plant within the Engineered Films business segment in February 2004.

POLYONE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2004.

POLYONE CORPORATION

By:    /s/    W. David Wilson

W. David Wilson

Vice President and Chief Financial Officer

(Authorized Officer and Principal Financial Officer)

By:    /s/    Michael J. Meier

Michael J. Meier

Corporate Controller

(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 10, 2004.

Signature	Title

/s/ Thomas A. Waltermire Thomas A. Waltermire	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. David Wilson /s/ W. David Wilson	Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier Michael J. Meier	Corporate Controller (Principal Accounting Officer)

/s/ William F. Patient William F. Patient	Director and Chairman of the Board

/s/ J. Douglas Campbell J. Douglas Campbell	Director

/s/ Carol A. Cartwright Carol A. Cartwright	Director

/s/ Gale Duff-Bloom Gale Duff-Bloom	Director

/s/ Wayne R. Embry Wayne R. Embry	Director

POLYONE CORPORATION

/s/ Robert A. Garda Robert A. Garda	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ David H. Hoag David H. Hoag	Director

/s/ Farah M. Walters Farah M. Walters	Director

POLYONE CORPORATION

Exhibit Index

Exhibit		Description

3.1	(k)	Articles of Incorporation

3.1a	*	Amendment to the second article of the Articles of Incorporation, as filed with the Ohio Secretary of State November 25, 2003

3.2	(k)	Regulations

4.1	(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee

4.2	(d)	Indenture dated November 9, 1996 between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes

4.3	(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012

4.4	(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of PolyOne’s 10 5/8 % Senior Notes due May 15, 2010

10.1	(a) +	Long-Term Incentive Plan, as amended and restated

10.2	(k) +	Incentive Stock Plan, as amended and restated through August 31, 2000

10.3	(k) +	1995 Incentive Stock Plan, as amended and restated through August 31, 2000

10.4	(k) +	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000

10.5	(k) +	1999 Incentive Stock Plan, as amended and restated through August 31, 2000

10.6	(j) +	2000 Stock Incentive Plan

10.7	* +	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003

10.8	* +	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003

10.9a	(k) +	Senior Executive PolyOne Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)

10.9b	(l) +	Strategic Improvement Incentive Plan Overview and Form of Award

10.10	* +	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004

10.11a	(k) +	Form of Management Continuity Agreement

10.11b	* +	Schedule of Executives with Management Continuity Agreements

10.11c	* +	Supplemental Retirement Benefit Plan, effective as of January 1, 2004

10.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among PolyOne Corporation, Citibank USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003

10.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003

10.12c	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, PolyOne Corporation, as the Servicer, the banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent

10.12d	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003

10.13	(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996

10.14	(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company

Exhibit		Description

10.15	(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993

10.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.

10.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)

10.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)

10.17	(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company

10.18	(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand

10.19	(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997

10.20	(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Company

10.21	(i)	Limited Partnership Agreement of Oxy Vinyls, LP

10.22	(i)	Asset Contributions Agreement—PVC Partnership (Geon)

10.23	(i)	Parent Agreement (Oxy Vinyls, LP)

10.24	(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement

21.1	*	Subsidiaries of PolyOne Corporation

23.1	*	Consent of Independent Auditors—Ernst & Young LLP

23.2	*	Consent of Independent Auditors—KPMG LLP

23.3	*	Information Regarding Consent of Arthur Anderson LLP

31.1	*	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Thomas Waltermire, President and Chief Executive Officer

32.2	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer

99.1	*	Audited Financial Statements of Oxy Vinyls, LP

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
*	Filed herewith
(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.
(b)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form 8-K dated September 12, 1991, SEC File No. 1-05222.
(c)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 dated September 18, 1991, SEC File No. 1-05222.
(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.
(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.

(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.
(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.
(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.
(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.
(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to Form S-4 Registration Statement No. 333-37344, dated July 31, 2000.
(k)	Incorporated by reference to the corresponding Exhibit filed with the Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.
(l)	Incorporated by reference to the corresponding Exhibit filed with the Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.
(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.
(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.
(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091
(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091