Form 10-Q
period 2004-03-31
POLYONE CORP
filed 2004-04-28
CIK 1122976

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004. Commission file number 1-16091.

POLYONE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-1730488
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

33587 Walker Road, Avon Lake, Ohio	44012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 930-1000

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

Yes X            No__

As of April 15, 2004, there were 91,575,099 common shares outstanding.

Part I - Financial Information

Item 1. Financial Statements

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Sales	$535.6	$492.4
Operating costs and expenses:
Cost of sales	448.6	419.3
Selling and administrative	60.2	62.0
Depreciation and amortization	11.6	13.0
Employee separation and plant phase-out	(0.2)	17.4
Income from equity affiliates and minority interest	(9.2)	(5.6)

Operating income (loss)	24.6	(13.7)
Interest expense	(18.4)	(12.5)
Other expense, net	(2.9)	(2.9)

Income (loss) before income taxes and discontinued operations	3.3	(29.1)
Income tax (expense) benefit	(4.9)	11.2

Loss before discontinued operations	(1.6)	(17.9)
Discontinued operations:
Income (loss) from operations, net of income taxes	5.6	(1.4)

Net income (loss)	$4.0	$(19.3)

Income (loss) per share of common stock:
Basic loss per share before discontinued operations	$(0.02)	$(0.20)
Discontinued operations	0.06	(0.01)

Basic income (loss) per share	$0.04	$(0.21)

Diluted loss per share before discontinued operations	$(0.02)	$(0.20)
Discontinued operations	0.06	(0.01)

Diluted income (loss) per share	$0.04	$(0.21)

Weighted average shares used to compute earnings per share:
Basic	91.4	90.9
Diluted	91.4	90.9
Dividends paid per share of common stock	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$59.8	$48.7
Accounts receivable, net	326.7	263.5
Inventories	214.4	196.9
Deferred income tax assets	27.5	26.9
Other current assets	16.9	17.7
Discontinued operations	56.1	52.1

Total current assets	701.4	605.8
Property, net	474.0	486.1
Investment in equity affiliates	263.5	256.7
Goodwill, net	337.7	334.0
Other intangible assets, net	19.6	20.2
Other non-current assets	53.4	53.2
Discontinued operations	146.3	144.9

Total assets	$1,995.9	$1,900.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$1.5	$1.1
Accounts payable	241.8	173.4
Accrued expenses	123.9	111.1
Current portion of long-term debt	26.3	26.3
Discontinued operations	57.4	52.3

Total current liabilities	450.9	364.2
Long-term debt	759.8	757.1
Deferred income tax liabilities	27.6	25.9
Post-retirement benefits other than pensions	120.1	120.3
Other non-current liabilities, including pensions	258.9	257.9
Minority interest in consolidated subsidiaries	8.3	8.5
Discontinued operations	0.2	0.2

Total liabilities	1,625.8	1,534.1
Shareholders’ equity:
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $.01 par, 400.0 shares authorized, 122.2 shares issued at March 31, 2004 and December 31, 2003	1.2	1.2
Other shareholders’ equity	368.9	365.6

Total shareholders’ equity	370.1	366.8

Total liabilities and shareholders’ equity	$1,995.9	$1,900.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities
Net income (loss)	$4.0	$(19.3)
Income (loss) from discontinued operations	5.6	(1.4)

Loss from continuing operations	(1.6)	(17.9)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities of continuing operations:
Employee separation and plant phase-out charges	(0.2)	17.4
Cash payments on employee separation and plant phase-out	(10.4)	(12.0)
Depreciation and amortization	11.6	13.0
Unrealized currency (gains) losses	2.8	(6.2)
Other	3.8	2.6
Companies carried at equity and minority interest:
Income from equity affiliates	(9.7)	(6.0)
Minority interest expense	0.5	0.4
Dividends and distributions received	1.5	1.0
Change in assets and liabilities:
Accounts receivable	(64.0)	(75.1)
FIFO inventories	(17.9)	(36.5)
Accounts payable	70.0	58.1
Proceeds under (decrease in) sale of accounts receivable	(0.7)	36.2
Accrued expenses and other	23.8	(12.8)

Net cash provided (used) by operating activities of continuing operations	9.5	(37.8)
Investing Activities
Capital expenditures	(3.6)	(4.5)
Return of cash from equity affiliates	—	2.4
Business acquired, net of cash received	(5.1)	(15.8)
Proceeds from sale of assets	—	22.4

Net cash provided (used) by investing activities of continuing operations	(8.7)	4.5
Financing Activities
Change in short-term debt	0.4	35.4
Change in long-term debt	(0.1)	6.1

Net cash provided by financing activities of continuing operations	0.3	41.5
Net cash provided by discontinued operations	10.5	1.5
Effect of exchange rate on changes on cash	(0.5)	(0.8)

Increase in cash and cash equivalents	11.1	8.9
Cash and cash equivalents at beginning of period	48.7	41.4

Cash and cash equivalents at end of period	$59.8	$50.3

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, shares in thousands)

									Accumulated
		Common					Common		Other Non-
		Shares			Additional	Retained	Stock Held	Share	Owner
	Common	Held in		Common	Paid-In	Earnings	in	Ownership	Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Trust	Changes
Balance January 1, 2003	122,192	30,517	$579.7	$1.2	$1,069.5	$18.7	$(341.1)	$(1.8)	$(166.8)
Non-owner equity changes:
Net loss			(19.3)			(19.3)
Translation adjustment			11.3						11.3
Net unrealized loss on securities			0.1						0.1

Total non-owner equity changes			(7.9)
Stock-based compensation and benefits		(35)	0.9		(0.4)		0.4	0.4	0.5

Balance March 31, 2003	122,192	30,482	$572.7	$1.2	$1,069.1	$(0.6)	$(340.7)	$(1.4)	$(154.9)

Balance January 1, 2004	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Non-owner equity changes:
Net income			4.0			4.0
Translation adjustment			0.2						0.2

Total non-owner equity changes			4.2
Stock-based compensation and benefits		141	(0.9)		(0.1)		(0.8)

Balance March 31, 2004	122,192	30,566	$370.1	$1.2	$1,068.6	$(228.4)	$(340.6)	$(1.3)	$(129.4)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of PolyOne Corporation.

Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2004.

As of December 31, 2003, PolyOne’s Elastomers & Performance Additives, Specialty Resins, and Engineered Films businesses qualified for accounting treatment as discontinued operations. We expect to sell these three business operations in 2004. As a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities and cash flows) has been reported separately as discontinued operations. Elastomers & Performance Additives was previously reported as a separate business segment. Specialty Resins and Engineered Films were previously included in PolyOne’s Performance Plastics business segment.

Note B – Accounting Policies

Stock-Based Compensation - As provided under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne stock covered by the grant exceeds the appreciation rights’ specified value. At March 31, 2004, approximately 1.1 million SARs were issued and outstanding. No SARs were exercisable at March 31, 2004 and, as a result, no compensation expense has been recognized.

The following table illustrates the effect on net income (loss) and income (loss) per share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate computed by the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility. Because PolyOne’s share options have characteristics significantly different from traded options, and because changes in the subjective assumptions used can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our share options.

	Three Months Ended
	March 31,
(In millions, except per share data)	2004	2003
Net income (loss), as reported	$4.0	$(19.3)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	0.7	1.2

Pro forma net income (loss)	$3.3	$(20.5)

Net income (loss) per share:
Basic and diluted - as reported	$0.04	$(0.21)
Basic and diluted - pro forma	$0.04	$(0.22)

New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 was effective for all variable interest entities during PolyOne’s first quarter of fiscal 2004. The adoption of FIN 46 had no impact on our overall financial position, results of operations or cash flows.

Reclassification - Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

Note C – Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2004, by business segment are as follows:

	Performance
(In millions)	Plastics	Distribution	Other	Total
December 31, 2003	$331.6	$1.1	$1.3	$334.0
Business acquisition	1.3	0.5	—	1.8
Currency translation	1.4	—	—	1.4
Other	0.5	—	—	0.5

March 31, 2004	$334.8	$1.6	$1.3	$337.7

Information regarding PolyOne’s other intangible assets follows:

	As of December 31, 2003:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.1	$(3.4)	$—	$4.7
Sales contract	12.9	(5.9)	—	7.0
Patents, technology and other	13.3	(6.0)	1.2	8.5

Total	$34.3	$(15.3)	$1.2	$20.2

	As of March 31, 2004:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(3.7)	$—	$4.9
Sales contract	12.9	(6.3)	—	6.6
Patents, technology and other	13.3	(6.4)	1.2	8.1

Total	$34.8	$(16.4)	$1.2	$19.6

Amortization of other intangible assets was $1.1 million for the three-month period ended March 31, 2004 and $1.0 million for the three-month period ended March 31, 2003. Amortization expense for each of the five succeeding fiscal years is expected to be approximately $4 million per year.

Note D – Inventories

Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2004	2003
Finished products and in-process inventories	$154.3	$135.0
Raw materials and supplies	84.9	82.9

	239.2	217.9
LIFO reserve	(24.8)	(21.0)

Total inventories	$214.4	$196.9

Note E – Income Taxes

For the first quarter of 2004, PolyOne recorded tax expense of $4.9 million before discontinued operations, which was entirely for foreign taxes. A tax benefit was not recorded on domestic losses. As a result, the effective tax rate is greater than the U.S. statutory tax rate because PolyOne continues to maintain a full valuation allowance against its net federal and state deferred tax assets. The deferred tax allowance was recorded in the third quarter of 2003 in accordance with SFAS No. 109,” Accounting for Income Taxes”. PolyOne intends to maintain a valuation allowance until positive evidence exists to support realization of some or all of the valuation allowance. For the first quarter of 2003, the effective income tax rate was 38.5%.

Note F – Investment in Equity Affiliates

PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls’ summarized results of operations for the three months ended March 31, 2004 and 2003, and summarized balance sheet information as of March 31, 2004 and December 31, 2003.

	Three Months Ended
	March 31,
(In millions)	2004	2003
Net sales	$513.9	$413.5
Operating income	41.3	17.2
Partnership income as reported by OxyVinyls	29.9	12.7
PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	7.2	3.0
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.2

Earnings of equity affiliate recorded by PolyOne	$7.3	$3.2

	March 31,	December 31,
(In millions)	2004	2003
Current assets	$364.1	$326.7
Non-current assets	1,454.4	1,489.4

Total assets	1,818.5	1,816.1

Current liabilities	159.2	196.5
Non-current liabilities	608.1	598.3

Total liabilities	767.3	794.8

Partnership capital	$1,051.2	$1,021.3

OxyVinyls’ income during the first quarter of 2003 reported above includes a charge of $3.4 million, net of tax, in connection with a change in accounting from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Our proportionate share of the charge was $0.8 million.

PolyOne’s Resin and Intermediates segment also includes SunBelt Chlor-Alkali Partnership (owned 50%). The Performance Plastics segment includes DH Compounding Company (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. For the one-month period ended January 31, 2003, the Performance Plastics segment included results from Techmer PM, LLC, an equity affiliate (owned 51%). In January 2003, we sold our unconsolidated equity ownership interest in Techmer. For the three-month period ended March 31, 2003, the Resin and Intermediates segment included results from Welvic Australia Pty Ltd (Welvic), an equity affiliate (owned 37.4%). As of September 1, 2003, Welvic sold substantially all of its net operating assets to Orica Ltd, the other partner in the joint venture with PolyOne. Combined summarized financial information for these equity affiliates is presented below.

	Three Months Ended
	March 31,
(In millions)	2004	2003
Net sales	$38.0	$41.7
Operating income	$8.9	$9.4
Net income	$3.6	$5.6

Note G – Earnings Per Share Computation

Weighted average shares outstanding are computed as follows:

	Three Months Ended
	March 31,
(In millions)	2004	2003
Weighted-average shares – basic:
Weighted-average shares outstanding	91.4	91.5
Less unearned portion of restricted stock awards included in outstanding shares	—	(0.6)

	91.4	90.9

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	91.4	90.9
Plus unearned portion of restricted stock awards included in outstanding shares	—	—
Plus dilutive impact of stock options and stock awards	—	—

	91.4	90.9

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.

PolyOne has excluded all outstanding options from the calculation of diluted earnings (loss) per share because they would have had an anti-dilutive effect due to PolyOne’s net loss from continuing operations and exercise prices greater than the average market price of PolyOne’s common shares.

Note H – Employee Separation and Plant Phase-Out

PolyOne has undertaken various restructuring initiatives and incurred various employee separation and plant phase-out costs. These costs include severance, employee outplacement, external consulting, lease termination, facility closing and the write-down of the carrying value of plants and equipment. These employee separation and plant phase-out costs have been accrued and recognized as expense in the Condensed Consolidated Statements of Operations.

2004 Charges - Operating income for the first quarter of 2004 includes a $0.2 million benefit relative to employee separation and plant phase-out costs as a result of adjusting our estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. Income from discontinued operations for the same period was reduced by $5.2 million on a pre-tax basis for employee separation and plant phase-out costs. The liabilities for employee separation and plant phase-out for the businesses reported as discontinued operations will be retained by PolyOne upon the sale of these businesses, and, as a result, are included in this discussion. Charges totaling $5.5 million resulted from the announcement in the fourth quarter of 2003 and closure in the first quarter of 2004 of one Engineered Films’ manufacturing facility and two Elastomers and Performance Additives’ manufacturing facilities. A gain of $0.3 million was recorded upon the sale of a previously closed Elastomers and Performance Additives’ manufacturing facility. Approximately 60 employees remain to be terminated in association with all restructuring initiatives announced in 2003.

2003 Charges - Operating income for the first quarter of 2003 was reduced by $17.4 million and income from discontinued operations for the same period was reduced by $7.5 million on a pre-tax basis for employee separation and plant phase-out costs. A total of $20.4 million resulted from a January 2003 announcement to reduce approximately 400 staff personnel, of which $17.4 million related to continuing operations and $3.0 million related to discontinued operations. The remaining $4.5 million of charges in discontinued operations resulted from an announcement in March 2003 to close an Engineered Films’ plant.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Balance at December 31, 2003	405	$15.6	$4.6	$—	$20.2
2004 charge (benefit):
Continuing operations	—	(0.2)	—	—	(0.2)
Discontinued operations	—	3.5	2.0	—	5.5
Utilized in 2004	(346)	(7.9)	(2.5)	—	(10.4)

Balance at March 31, 2004	59	$11.0	$4.1	$—	$15.1

Note I - Employee Benefit Plans

Components of defined benefit pension plan costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2004	2003
Service cost	$0.3	$0.2
Interest cost	7.5	7.9
Expected return on plan assets	(5.7)	(5.7)
Amortization of unrecognized losses, transition obligation and prior service cost	3.9	3.8

	$6.0	$6.2

The minimum pension funding payment required in 2004 is currently estimated at $5 million, down from the estimate of $16 million discussed in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. This reduction is due to recently passed U.S. legislation providing funding relief. Any funding in 2004 by PolyOne in excess of the required minimum will depend upon the available cash flows of the business. A 2004 funding contribution in excess of the required minimum would reduce any otherwise required funding in 2005. As of March 31, 2004, no contributions have been made.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2004	2003
Service cost	$0.2	$0.2
Interest cost	2.6	2.6
Expected return on plan assets	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	0.3	0.1

	$3.1	$2.9

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued Financial Staff Position No. 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement

and Modernization Act of 2003” (FSP). The FASB is in the process of amending the FSP and has issued proposed FSP 106-b. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. PolyOne is currently evaluating the effects of the Medicare Act on its existing post-retirement health care plans and has not determined the amount of any subsidy that may be available to PolyOne from the Medicare Act. While PolyOne is evaluating the effects of the Medicare Act, it has elected under the provisions of the FSP to defer the recognition of any potential subsidy from the Medicare Act. As a result, the net cost above does not reflect any amount that may result from a potential subsidy under the Medicare Act.

Note J – Financing Arrangements

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2004, these seven agreements had a net fair value obligation of ($1.0) million. The weighted-average interest rate for these seven agreements was 5.233%. There have been no material changes in the market risk faced by us from December 31, 2003 to March 31, 2004.

Note K – Sale of Accounts Receivable

Accounts receivable consist of the following:

	March 31,	December 31,
(In millions)	2004	2003
Trade accounts receivable	$225.1	$134.9
Retained interest in securitized accounts receivable	110.3	137.9
Allowance for doubtful accounts	(8.7)	(9.3)

	$326.7	$263.5

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), its wholly-owned, bankruptcy remote subsidiary. At March 31, 2004, accounts receivable totaling $180.3 million were sold by PolyOne to PFC, and, as a result, are included as a reduction of accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $225.0 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the then-current amount of the accounts receivable sold to PFC. At March 31, 2004, PFC had sold undivided interests in accounts receivable totaling $70.0 million. PolyOne retains an interest in the $110.3 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this interest retained by PolyOne is included in accounts receivable on the PolyOne Condensed Consolidated Balance Sheet at March 31, 2004. The receivables sale facility also makes up to $50 million available for the issuance of standby letters of credit as a sub-limit within the $225 million limit under the facility. Continued availability of the securitization program depends upon compliance with covenants, related primarily to operating performance as set forth in the related agreements. PolyOne is currently in compliance with all such covenants.

PolyOne receives the remaining proceeds from collection of the receivables after deduction for the aggregate yield payable on the undivided interests in the receivables sold by PFC, a servicer’s fee, an unused commitment fee (between 0.5% and 0.75%, depending upon the amount of the unused portion of the facility), fees for any outstanding letters of credit, and an administration and monitoring fee ($150,000 per annum).

PolyOne also services the underlying accounts receivable and receives a service fee of 1% per annum on the average daily amount of the outstanding interests in its receivables. The net discount and other costs of the receivables sale facility are included in other expenses, net in the Condensed Consolidated Statements of Operations.

Note L – Segment Information

PolyOne operates in three business segments: Performance Plastics, Distribution, and Resin and Intermediates. The Elastomers & Performance Additives business was previously reported as a separate business segment. The Specialty Resins and Engineered Films businesses were included in the Performance Plastics business segment. All three of these businesses are now included in discontinued operations. The accounting policies of each business segment are consistent with those described in the “Summary of Significant Accounting Policies” included in Note C to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Inter-segment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of inter-segment sales, certain unallocated corporate expenses, including a portion of certain corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, assets of discontinued operations and certain other unallocated corporate assets.

Senior management uses segment operating income, which is defined as operating income before the effect of “special items,” to assess performance and allocate resources to business segments because senior management believes that this measure is useful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, segment operating income is a component of the PolyOne Annual Incentive Plan at the corporate level. The table below reconciles operating income (loss) to segment operating income (loss).

“Special items” include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, asset impairments and gains and losses on the divestiture of joint ventures and equity investments.

(In millions)

		Performance		Resin and
Three months ended March 31, 2004	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$535.6	$391.4	$144.2	$—	$—
Inter-segment sales	—	36.6	1.6	—	(38.2)

	$535.6	$428.0	$145.8	$—	$(38.2)

Operating income (loss)	$24.6	$20.6	$4.8	$6.0	$(6.8)
Special items included in operating income:
Employee separation and plant phase-out costs	(0.2)	(0.2)	—	—	—

Segment operating income (loss)	$24.4	$20.4	$4.8	$6.0	$(6.8)

Depreciation and amortization	$11.6	$11.2	$0.3	$—	$0.1

Total assets	$1,995.9	$1,223.2	$156.7	$248.3	$367.7

Capital expenditures	$3.6	$3.5	$—	$—	$0.1

(In millions)

		Performance		Resin and
Three months ended March 31, 2003	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$492.4	$358.3	$134.1	$—	$—
Inter-segment sales	—	30.2	1.8	—	(32.0)

	$492.4	$388.5	$135.9	$—	$(32.0)

Operating income (loss)	$(13.7)	$(5.8)	$1.6	$3.2	$(12.7)
Special items included in operating income:
Employee separation and plant phase-out costs	17.4	9.8	0.7	—	6.9
Period plant phase-out costs incurred	0.9	0.9	—	—	—
Cumulative effect of a change in accounting by equity affiliate	0.8	—	—	0.8	—

Segment operating income (loss)	$5.4	$4.9	$2.3	$4.0	$(5.8)

Depreciation and amortization	$13.0	$11.9	$0.4	$0.1	$0.6

Total assets	$2,059.7	$1,246.2	$164.6	$234.1	$414.8

Capital expenditures	$4.5	$4.3	$0.2	$—	$—

A breakdown of the Performance Plastics segment’s sales for the three months ended March 31, 2004 and the changes versus the same period in 2003, by primary product group, is as follows:

	2004	2004	2004
	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change
	Total	vs. 2003	vs. 2003
Vinyl Compounds	40%	11%	8%
Colors and Additives	13%	2%	16%
Engineered Materials	7%	1%	(12%)
International Compounds and Colors	30%	19%	3%
Formulators	10%	(1%)	(3%)

Total Performance Plastics	100%	10%	4%

Note M – Commitments and Contingencies

There are pending or threatened against PolyOne or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. In addition, we have been named in various lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers and their families at plants owned by us or our predecessors or on board ships owned or operated by us or our predecessors. We believe that any liability that may finally be determined should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

PolyOne has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $55.8 million at March 31, 2004, represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at March 31, 2004. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations and technologies are developed or as additional information is obtained. Additional information related to our environmental liabilities is included in Note O to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

PolyOne guarantees $85.3 million of SunBelt’s outstanding senior secured notes issued in connection with the construction of the chlor-alkali facility in Macintosh, Alabama. This debt and the related guarantee mature in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PolyOne is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additives systems, and thermoplastic resin distribution. Headquartered in Avon Lake, Ohio, PolyOne has employees at manufacturing sites in North America, Europe and Asia, and joint ventures in North America, South America and Asia. We provide value to our customers through our ability to link polymer technology and formulation with our manufacturing and supply chain processes.

Discontinued Operations - As of December 31, 2003, PolyOne’s Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. We expect to sell these three business operations in 2004. As a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Elastomers & Performance Additives was previously reported as a separate business segment. Specialty Resins and Engineered Films were previously included in PolyOne’s Performance Plastics business segment. The following table summarizes the results for the businesses reported as discontinued operations:

	Three Months Ended
	March 31,
(In millions)	2004	2003
Sales:
Elastomers & Performance Additives	$95.0	$94.0
Specialty Resins and Engineered Films	60.9	59.1

Total sales	$155.9	$153.1

Income (loss):
Elastomers & Performance Additives	$7.8	$8.2
Specialty Resins and Engineered Films	3.7	2.8
Depreciation and amortization	—	(5.8)

Total segment operating income	11.5	5.2
Special items, expense	5.2	7.5

Operating income (loss)	6.3	(2.3)
Interest expense, net	0.1	0.1
Other expense, net	0.1	—

Income (loss) before income taxes	6.1	(2.4)
Income tax (expense) benefit	(0.5)	1.0

Income (loss) from discontinued operations, net of income taxes	$5.6	($1.4)

In restating the 2003 operating results of the discontinued operations, estimated indirect costs previously allocated to the Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses that are expected to be retained by PolyOne upon disposal of these businesses have now been included in the continuing businesses operating results. These costs, totaling $4.8 million in the first quarter of 2003, were allocated to the continuing business segments as follows: Performance Plastics 40%, Distribution 12% and Other 48%.

Outlook - In early April, customer demand appeared to be continuing at March levels. Unlike last year, when demand fell substantially in May and June, we currently project sustained sales growth. We currently estimate an increase in sales from continuing operations of between 1% and 3% in the second quarter of 2004 compared to the first quarter of 2004. This would represent a nearly 8% to 10% improvement over the second quarter of 2003. With growing market demand, we expect to continue to address increased raw material and energy costs with price increases, as appropriate.

The improving earnings trend should extend into the second quarter of 2004 for the Resin and Intermediates segment. It is anticipated that PVC resin prices will be higher on average than the first quarter of 2004, with demand appearing seasonally strong and the industry running near capacity. Ethylene and natural gas costs should moderate during the second quarter. Chlorine costs are anticipated to be higher, while caustic soda pricing will likely be flat to moderately down compared to the first quarter of 2004. These higher chlorovinyl raw material costs, plus anticipated increases in additive costs, are expected to pressure margins on our downstream vinyl-based operations.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31,
(In millions)	2004	2003
Sales:
Performance Plastics	$428.0	$388.5
Distribution	145.8	135.9
Other	(38.2)	(32.0)

Total sales	$535.6	$492.4

Net income (loss):
Performance Plastics	$20.4	$4.9
Distribution	4.8	2.3
Resin and Intermediates	6.0	4.0
Other	(6.8)	(5.8)

Segment operating income	24.4	5.4
Employee separation and plant phase-out	0.2	(17.4)
Other costs	—	(1.7)

Total operating income (loss)	24.6	(13.7)
Interest expense	(18.4)	(12.5)
Other expense, net	(2.9)	(2.9)
Income tax (expense) benefit	(4.9)	11.2

Loss from continuing operations	(1.6)	(17.9)
Income (loss) from discontinued operations, net of taxes	5.6	(1.4)

Net income (loss)	$4.0	$(19.3)

Period to period changes in sales and segment operating income (loss) are discussed within the “Business Segment Information” section that follows.

Employee separation and plant phase-out - We have recorded costs for severance, employee outplacement, external outplacement consulting, facility closing costs and the write-down of the carrying value of plants and equipment related to restructuring initiatives. Details of these costs are discussed in Note H to the Condensed Consolidated Financial Statements.

Other costs - The first quarter 2003 expense includes $0.9 million to write-off inventory and receivables from the decision to exit a portion of the Mexico Distribution business and $0.8 million for the cumulative effect of a change in accounting upon OxyVinyls’ adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”.

Interest expense - For the three months ended March 31, 2004, interest expense of $18.4 million was $5.9 million higher than the same period in 2003. This increase is primarily due to the issuance of $300 million of 10.625% unsecured senior notes in the second quarter of 2003.

Other expense, net - Other expense, net, includes finance costs associated with the receivables sale facility, foreign currency gains and losses, interest income and other miscellaneous expenses. The following table summarizes the major components of Other expense, net for 2004 and 2003.

	Three Months Ended
	March 31,
(In millions)	2004	2003
Currency exchange gain (loss), net of foreign exchange contracts	$(0.8)	$(1.3)
Discount on sale of trade receivables	(1.7)	(1.3)
Retained post-employment benefit cost related to previously discontinued business operations	(0.8)	(0.6)
Other income (expense), net	0.4	0.3

	$(2.9)	$(2.9)

Income taxes - Income tax expense of $4.9 million was recorded in the first quarter of 2004 for foreign taxes. A tax benefit was not recorded against the loss before income taxes and discontinued operations in the first quarter 2004 for domestic taxes due to the uncertainty regarding full realization of the net deferred tax assets generated by the domestic losses. We intend to maintain a valuation allowance until positive evidence exists to support reversal of all or a portion of the allowance. In the first quarter of 2003, a rate of 38.5% was applied against the loss before income taxes and discontinued operations to calculate a tax benefit of $11.2 million.

Income (loss) from discontinued operations, net of income taxes - Income from discontinued operations, net of income taxes, was $5.6 million in the first quarter of 2004 compared to a loss of $1.4 million in the first quarter of 2003. Included in the 2004 first quarter income was a $5.2 million pre-tax charge for employee separation and plant phase-out costs primarily related to the fourth quarter 2003 announcements to close the Burlington, New Jersey, Wynne, Arkansas and DeForest, Wisconsin manufacturing plants. Included in the 2003 first quarter loss was a $7.5 million pre-tax charge for employee separation and plant phase-out costs primarily related to first quarter 2003 announcements to reduce staff personnel and to close a manufacturing plant in Yerington, Nevada. Also included in the 2003 loss was $5.8 million of depreciation and amortization expense. These businesses qualified for accounting treatment as discontinued operations as of December 31, 2003, and, as a result, no depreciation or amortization expense is reflected in 2004 results.

Business Segment Information

Senior management uses segment operating income, which is defined as operating income before the effect of “special items,” to assess performance and allocate resources to business segments because senior management believe that this measure is useful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, segment operating income is a component of the PolyOne Annual Incentive Plan at the corporate level. The table below reconciles operating income (loss) to segment operating income (loss).

“Special items” include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, asset impairments and gains and losses on the divestiture of joint ventures and equity investments.

For further information, see Note L to the Condensed Consolidated Financial Statements.

First Quarter 2004 Compared with First Quarter 2003

(In millions)	2004	2003	$ Change	% Change
Sales:
Performance Plastics	$428.0	$388.5	$39.5	10%
Distribution	145.8	135.9	9.9	7%
Other	(38.2)	(32.0)	(6.2)	19%

	$535.6	$492.4	$43.2	9%

Segment operating income (loss):
Performance Plastics	$20.4	$4.9	$15.5	316%
Distribution	4.8	2.3	2.5	109%
Resin and Intermediates	6.0	4.0	2.0	50%
Other	(6.8)	(5.8)	(1.0)	17%

	$24.4	$5.4	$19.0	352%

Reconciliation:
Operating income (loss)	$24.6	$(13.7)	$38.3	N/A
Special items, (income) expense	(0.2)	19.1	(19.3)	N/A

Segment operating income	$24.4	$5.4	$19.0	352%

For the three months ended March 31, 2004, Performance Plastics had sales of $428.0 million, an increase of $39.5 million, or 10%, from the same period in 2003. A breakdown of first quarter 2004 segment sales, by primary product group, is as follows:

			2004 Shipment
		2004 Sales $	Lbs.
	2004 Sales $	% Change	% Change
	% of Total	vs. 2003	vs. 2003
Vinyl Compounds	40%	11%	8%
Colors and Additives	13%	2%	16%
Engineered Materials	7%	1%	(12%)
International Compounds and Colors	30%	19%	3%
Formulators	10%	(1%)	(3%)

Total Performance Plastics	100%	10%	4%

Vinyl Compounds’ volume was up 8% due to stronger demand in the wire and cable, fittings, dry blend and custom molding markets. Higher average selling prices, the result of efforts to recapture raw material cost increases, helped bring the sales increase to 11%. Colors and Additives’ volume was up 16%, the result of stronger demand in the wire and cable market combined with growth of contract compounding and concentrate products. Contract compounding uses customer supplied raw materials. Volume was up 16% and sales increased 2% due to the inherently lower average selling price per pound for contract compounding because the price does not include material costs. Engineered Materials’ volume declined 12% as a result of softer demand for certain lower-end automotive end-market applications combined with a loss in supply position at a key customer in late 2002. Sales increased, however, by 1% from increased demand for certain higher-end automotive applications and the shift in product mix that resulted from growth in other sectors, principally the wire and cable, specialty olefin and contract compounding businesses. International Compounds and Colors’ volume was up 3% due primarily to stronger demand in Asia. Favorable currency exchange rates increased sales by $14.4 million. Formulators’ volume fell by 3% due primarily to a key customer having lost share in its end market in 2003. Higher average selling prices resulted primarily from a change in product mix, helping to hold the sales decline to 1%.

For the three months ended March 31, 2004, Performance Plastics’ segment operating income was $20.4 million, an increase of $15.5 million from the same period in 2003. Favorable currency exchange rates added $1.3 million to segment operating income. Driving improved segment operating income was higher volume and lower costs as a result of manufacturing, selling and administrative restructuring and cost reduction initiatives. Selling price increases and product mix improvements also largely offset higher raw material costs.

Distribution had sales of $145.8 million for the three months ended March 31, 2004, an increase of $9.9 million, or 7%, over the same period in 2003. Volume in the United States and Canada was up 10% as a result of stronger overall demand, particularly in PolyOne-produced vinyl products and the acquisition of the North American business of ResinDirect. Total first quarter 2004 shipment volumes increased 2% over the same period in 2003. Higher volume in the Unites States and Canada was partially offset by lower volume in Mexico due to exiting a portion of the business in 2003. Higher average selling prices, which helped drive increased sales, were primarily driven by price increases passed through from the supplier base.

For the three months ended March 31, 2004, Distribution’s segment operating income was $4.8 million, an increase of $2.5 million over the same period in 2003. The main drivers were increased volume and cost savings from closing of a portion of the Mexico Distribution operation in 2003.

For the three months ended March 31, 2004, Resin and Intermediates’ segment operating income was $6.0 million, an increase of $2.0 million over the same period in 2003. This improvement reflects a higher OxyVinyls’ equity earnings contribution of $3.3 million due primarily to higher industry average PVC resin and vinyl chloride monomer (VCM) prices, which more than offset the adverse effect on OxyVinyls’ earnings of higher ethylene prices. The average industry PVC resin price increased approximately 4 cents per pound and the average industry ethylene price increased by approximately 3 cents per pound, impacting the cost of PVC resin by approximately 1.5 cents per pound of resin in the first quarter of 2004 as compared with the first quarter of 2003. SunBelt’s equity earnings contribution declined by $1.1 million in the first quarter of 2004 compared with the first quarter of 2003, due primarily to approximately $50 per ton lower average industry caustic soda prices. Chlorine prices were generally flat in the first quarter of 2004 as compared with the first quarter of 2003, and average natural gas prices were similar to the prior year.

“Other” consists primarily of corporate general and administrative costs that are not allocated to business segments and inter-segment sales and profit eliminations. The loss, or net expense, for the three months ended March 31, 2004 was $6.8 million compared with a loss, or net expense, of $5.8 million for the three months ended March 31, 2003. The increase of $1.0 million in the loss included $0.4 million more unallocated corporate general and administrative costs and the elimination of $0.6 million more pre-tax inter-segment profit in the Distribution business segment’s inventories related to PolyOne-produced vinyl compounds.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires PolyOne’s management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements. PolyOne evaluates the accounting policies and estimates it uses to prepare financial statements on an ongoing basis. PolyOne bases its estimates on historical experience and assumptions believed to be reasonable under certain facts and circumstances. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. A description of our critical accounting policies is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003, as such description has been updated with respect to “Goodwill” as set forth below. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements for the year ended December 31, 2003.

Goodwill - As of March 31, 2003, we had $337.7 million of goodwill resulting from the acquisition of businesses. We determined that goodwill was not impaired as of the annual assessment performed as of July 1, 2003 or the interim assessment performed as of December 31, 2003. As of March 31, 2004 no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this, combined with our improved operating results and economic trends, we concluded that another assessment as of March 31, 2004 was not required.

Cash Flows

Cash provided by operating activities of continuing operations was $9.5 million in the first quarter of 2004 compared with cash used by operating activities of continuing operations of $37.8 million in the first quarter of 2003. The main drivers of the increase were a reduced loss from continuing operations, a lower increase in accounts receivable and first-in first-out (FIFO) inventories in the first quarter of 2004 compared to the first quarter of 2003, and an increase in accounts payable and accrued expenses in the first quarter of 2004 compared to the first quarter of 2003.

The loss from continuing operations in the first quarter of 2004 was $1.6 million, which included $11.6 million of depreciation and amortization expense compared with a loss from continuing operations in the first quarter of 2003 of $17.9 million, which included $13.0 million of depreciation and amortization expense. In the first quarter of 2004, accounts receivable increased $64.0 million, FIFO inventories increased $17.9 million and accounts payable increased $70.0 million from December 31, 2003. In the first quarter of 2003, accounts receivable increased $75.1 million, FIFO inventories increased $36.5 million and accounts payable increased $58.1 million from December 31, 2002. Additionally, during the first quarter of 2004, the amount of receivables sold under the receivables sale facility declined by $0.7 million compared with an increase of $36.2 million during the first quarter of 2003. Cash payments for employee separation and plant phase-out activities were $10.4 million in the first quarter of 2004 compared with $12.0 million in the first quarter of 2003. Unrealized currency losses in the first quarter of 2004 were $2.8 million compared to unrealized currency gains in the first quarter of 2003 of $6.2 million. This change is due primarily to the Euro weakening during the first quarter of 2004.

Cash used by investing activities of continuing operations was $8.7 million in the first quarter of 2004 compared with cash provided by investing activities of continuing operations of $4.5 million in the first quarter of 2003. Capital expenditures, which were primarily in support of manufacturing operations, totaled $3.6 million in the first quarter of 2004 and $4.5 million in the first quarter of 2003. Cash spent for businesses acquired in the first quarter of 2004 of $5.1 million was for the acquisition of the North American distribution business of ResinDirect LLC, of which $4.6 million was for inventories. This business is included in the Distribution segment. Cash spent for businesses acquired in the first quarter of 2003 was $15.8 million for the final payment associated with the December 2002 acquisition of Transformacion de Pigmentos y Colorantes, S.A. This business is included in the Performance Plastics segment. Also during the first quarter of 2003, $2.4 million of cash was returned from equity affiliates, and $22.4 million was received from the sale of assets, primarily from the sale of our 51% interest in Techmer PM, LLC, formerly included in the Performance Plastics segment.

Cash provided by financing activities of continuing operations was $0.3 million in the first quarter of 2004 and $41.5 million in the first quarter of 2003, primarily reflecting borrowings made on the revolving credit facility.

Cash provided by discontinued operations was $10.5 million in the first quarter of 2004 compared with $1.5 million in the first quarter of 2003. The improvement was due primarily to increased profitability from a 2% year-over-year increase in sales, lower employee separation and plant phase-out cash payments in the first quarter of 2004 compared with the first quarter of 2003 and fewer capital expenditures for discontinued operations in the first quarter of 2004 compared with the first quarter of 2003.

Capital Resources and Liquidity

As of March 31, 2004, PolyOne had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $980.3 million. As of March 31, 2004, PolyOne had utilized $857.6 million of these facilities and approximately $122.7 million was available to be drawn while remaining in compliance with all facilities. The following table summarizes available and outstanding facilities at March 31, 2004:

(In millions)	Outstanding	Available
Long-term debt	$786.1	$—
Revolving credit facility	—	1.0
Receivables sale facility	70.0	121.7
Short-term bank debt	1.5	—

	$857.6	$122.7

Additionally, cash and cash equivalents included $14.1 million of short-term investments at March 31, 2004 compared to $0.6 million at December 31, 2003.

Long-term Debt - At March 31, 2004, we had long-term debt of $786.1 million, with maturities ranging from 2004 to 2015. Current maturities of long-term debt at March 31, 2004 were $26.3 million.

Revolving Credit Facility - The revolving credit facility has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and our guarantee of the SunBelt notes. The revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of the Company’s domestic intellectual property and inventory and some of the Company’s domestic real property. As of March 31, 2004, PolyOne had not drawn on the revolving credit facility, although the facility served as a back-up facility for $16.8 million of outstanding letters of credit and for $7.4 million of loan guarantees, the majority of which related to its 50% Colombian equity joint venture.

PolyOne’s revolving credit facility requires PolyOne to maintain certain Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios. Further, the revolving credit facility limits payments for purposes such as capital expenditures, acquisitions and dividends. As of March 31, 2004, we were in compliance with these requirements. Our Interest Coverage Ratio, as defined under the agreement governing our credit facility, was 0.99 compared with a minimum requirement of 0.75. Our Borrowed Debt-to-Adjusted EBITDA Ratio, as defined under the agreement governing our credit facility, was 10.27 compared with a maximum of 13.00. The following table summarizes the current defined financial covenant ratios for each quarter in 2004 under the revolving credit facility:

		Borrowed
	Interest Coverage	Debt-to-Adjusted
	Ratio	EBITDA Ratio
	(Minimum)	(Maximum)
Agreement compliance:
First quarter of 2004	.75	13.00
Second quarter of 2004	1.00	10.25
Third quarter of 2004	1.50	7.50
Fourth quarter of 2004	1.90	5.75

As a result of our improved operating results and recent economic trends, we expect to be in compliance with the Interest Coverage Ratio and Borrowed Debt-to-Adjusted EBITDA Ratio throughout 2004.

Receivables Sale Facility - Under the terms of our receivables sale facility, we are allowed to sell accounts receivable and realize proceeds of up to $225.0 million. However, the maximum amount of proceeds that may be received is limited to 85%

of the amount of eligible domestic accounts receivable sold. The receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit, of which $7.0 million was used at March 31, 2004. The facility requires PolyOne to maintain the same Interest Coverage ratios as are required under its revolving credit facility in 2004. The amount of eligible receivables available to be sold under the receivables sale facility will be impacted upon divestment of any of the businesses currently held for sale because each of the businesses currently sells its accounts receivable under the facility.

Of the capital resource facilities available to PolyOne as of March 31, 2004, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture and the guarantee of the SunBelt notes. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures and the guarantee of the SunBelt notes. As of March 31, 2004, we had sold accounts receivable of $70.0 million and had guaranteed unconsolidated equity affiliate debt of $85.3 million of SunBelt.

Profitable operations in 2004 are expected to allow us to maintain the existing levels of available capital resources and fund the remainder of our previously announced restructuring initiatives. Expected sources of cash in 2004 include net income, working capital, borrowings under existing loan agreements and proceeds from the expected sale of the discontinued operations. Expected uses of cash in 2004 include long-term debt that matures during the year, interest expense and discounts on the sale of accounts receivable, cash taxes, contributions to qualified defined benefit pension plans, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures are currently estimated between $35 million and $40 million, while depreciation and amortization for 2003 totaled $51.4 million.

PolyOne intends to make the required minimum pension funding payment of approximately $5 million in 2004 to its qualified defined benefit pension plans. PolyOne currently estimates a projected minimum funding requirement in 2005 of approximately $28 million. These estimated amounts are down from the estimated amounts discussed in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003 due to recently passed U.S. legislation providing funding relief. Any funding in 2004 by PolyOne in excess of the required minimum will depend upon the available cash flows from the business. A 2004 funding contribution in excess of the minimum required would reduce any otherwise required funding in 2005.

Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures, and that cash flow generated from operations, along with available borrowing capacity under the revolving credit facility and receivables sale facility, should be adequate to fund operations and meet debt service and minimum pension funding requirements.

Cautionary Note on Forward-Looking Statements

In this report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events, and are not guarantees of future performance. They are based upon management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective changes in raw material costs or product pricing or product demand, future performance or results of current and anticipated market conditions and market strategies, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to restructuring programs, including cost reduction and employee productivity improvement goals

•	a delay or inability to achieve targeted debt level reductions through divestitures or other means

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks

•	changes in U.S., regional or world polymer and/or rubber consumption growth rates affecting the Company’s markets

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which the Company participates

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles

•	production outages or material costs associated with scheduled or unscheduled maintenance programs

•	costs or difficulties and delays related to the operation of joint venture entities

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of the Company

•	an inability to launch new products and/or services within the Company’s various businesses

•	the possibility of further goodwill impairment

•	an inability to maintain any required licenses or permits

•	an inability to comply with any environmental laws and regulations

•	an inability or delay beyond December 31, 2004 in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms

•	an inability to access the receivables sale facility as a result of covenant violations

•	any poor performance of our pension plan assets and any obligation on our part to fund our pension plan

•	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product platforms to profitability

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business prior to June 30, 2004

•	an inability to raise prices or sustain price increases for products

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2004, these seven agreements had a net fair value obligation of ($1.0) million. The weighted-average interest rate for these seven agreements was 5.233%. There have been no material changes in the market risk faced by us from December 31, 2003 to March 31, 2004. We have updated the disclosure concerning our financing arrangements, which is included in Note J to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Item 4. Controls and Procedures

Under the supervision of and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, PolyOne’s disclosure controls and procedures were effective in timely alerting them to the material information relating to PolyOne (or PolyOne’s consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes made in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.
Under Reg. S-	Form 10-Q
K, Item 601	Exhibit No.	Description of Exhibit
(31)	31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(31)	31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(32)	32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(32)	32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K from January 1, 2004 through March 31, 2004:

•	Form 8-K, filed on January 13, 2004 under Item 5, disclosed a press release filed on January 12, 2004, whereby we announced the acquisition of the North American distribution business of ResinDirect, LLC, a wholly owned subsidiary of Louis Dreyfus Energy Services L.P.

•	Form 8-K, furnished on January 15, 2004 under Item 12, disclosed a press release filed on January 15, 2004, whereby we announced that we recorded a non-cash charge for our fourth quarter 2003 as an impairment in the net assets of discontinued operations which are held for sale.

•	Form 8-K, furnished on January 23, 2004 under Item 12, disclosed a press release filed on January 23, 2004 which included a preliminary announcement of expected earnings for the fourth quarter of 2003 and a rescheduling of our fourth quarter 2003 earnings release from the previously announced date of January 29, 2004 to February 4, 2004

•	Form 8-K, furnished on February 6, 2004 under Item 12, disclosed a press release filed on February 4, 2004 which announced earnings for the fourth quarter of 2003 and disclosed that we had issued and posted on our website Supplemental Information for Fourth Quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2004	POLYONE CORPORATION
/s/ W. David Wilson
W. David Wilson
Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier
Michael J. Meier
Corporate Controller (Principal Accounting Officer)

PolyOne Corporation

Index to Exhibits

Exhibit	Description
31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002