Form 10-Q
period 2004-06-30
POLYONE CORP
filed 2004-07-28
CIK 1122976

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004. Commission file number 1-16091.

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

Yes [X]       No [   ]

As of July 23, 2004, there were 91,644,064 common shares outstanding.

Part I - Financial Information

Item 1. Financial Statements

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$557.8	$504.8	$1,093.4	$997.2
Operating costs and expenses:
Cost of sales	465.4	427.8	914.0	847.1
Selling and administrative	52.4	62.4	112.6	124.4
Depreciation and amortization	11.0	12.8	22.6	25.8
Employee separation and plant phase-out	(1.0)	1.0	(1.2)	18.4
Income from equity affiliates and minority interest	(16.7)	(10.1)	(25.9)	(15.7)

Operating income (loss)	46.7	10.9	71.3	(2.8)
Interest expense	(18.3)	(17.3)	(36.7)	(29.8)
Other expense, net	(8.8)	(3.6)	(11.7)	(6.5)

Income (loss) before income taxes and discontinued operations	19.6	(10.0)	22.9	(39.1)
Income tax (expense) benefit	(0.4)	3.9	(5.3)	15.1

Income (loss) before discontinued operations	19.2	(6.1)	17.6	(24.0)
Discontinued operations:
Income (loss) from operations, net of income taxes	2.3	0.1	7.9	(1.3)

Net income (loss)	$21.5	$(6.0)	$25.5	$(25.3)

Income (loss) per share of common stock:
Basic income (loss) per share before discontinued operations	$0.21	$(0.06)	$0.19	$(0.26)
Discontinued operations	0.03	(0.01)	0.09	(0.02)

Basic income (loss) per share	$0.24	$(0.07)	$0.28	$(0.28)

Diluted income (loss) per share before discontinued operations	$0.21	$(0.06)	$0.19	$(0.26)
Discontinued operations	0.03	(0.01)	0.09	(0.02)

Diluted income (loss) per share	$0.24	$(0.07)	$0.28	$(0.28)

Weighted average shares used to compute earnings per share:
Basic	91.5	91.1	91.5	91.0
Diluted	91.8	91.1	91.7	91.0
Dividends paid per share of common stock	$—	$—	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$52.7	$48.7
Accounts receivable, net	373.6	263.5
Inventories	210.0	196.9
Deferred income tax assets	27.1	26.9
Other current assets	20.8	17.7
Discontinued operations	57.6	52.1

Total current assets	741.8	605.8
Property, net	440.3	486.1
Investment in equity affiliates	265.5	256.7
Goodwill, net	327.1	334.0
Other intangible assets, net	15.0	20.2
Other non-current assets	47.5	53.2
Discontinued operations	137.8	144.9

Total assets	$1,975.0	$1,900.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$1.6	$1.1
Accounts payable	225.9	173.4
Accrued expenses	107.4	111.1
Current portion of long-term debt	25.6	26.3
Discontinued operations	65.8	52.3

Total current liabilities	426.3	364.2
Long-term debt	753.7	757.1
Deferred income tax liabilities	23.2	25.9
Post-retirement benefits other than pensions	119.1	120.3
Other non-current liabilities, including pensions	265.9	257.9
Minority interest in consolidated subsidiaries	7.5	8.5
Discontinued operations	0.2	0.2

Total liabilities	1,595.9	1,534.1
Shareholders’ equity:
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $.01 par, 400.0 shares authorized, 122.2 shares issued at June 30, 2004 and December 31, 2003	1.2	1.2
Other shareholders’ equity	377.9	365.6

Total shareholders’ equity	379.1	366.8

Total liabilities and shareholders’ equity	$1,975.0	$1,900.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities
Net income (loss)	$25.5	$(25.3)
Income (loss) from discontinued operations	7.9	(1.3)

Income (loss) from continuing operations	17.6	(24.0)
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities of continuing operations:
Employee separation and plant phase-out charges	(1.2)	18.4
Cash payments on employee separation and plant phase-out	(14.7)	(23.2)
Depreciation and amortization	22.6	26.1
Loss on sale of assets	3.5	—
Companies carried at equity and minority interest:
Income from equity affiliates	(25.9)	(16.2)
Minority interest expense	0.9	0.5
Dividends and distributions received	2.8	2.0
Deferred income taxes	1.1	(24.2)
Change in assets and liabilities:
Accounts receivable	(62.5)	(55.9)
FIFO inventories	(19.9)	(25.0)
Accounts payable	59.9	23.6
Decrease in sale of accounts receivable	(51.6)	(69.9)
Accrued expenses and other	23.7	(11.5)

Net cash used by operating activities of continuing operations	(43.7)	(179.3)
Investing Activities
Capital expenditures	(9.3)	(12.6)
Increase in restricted cash	—	(53.7)
Return of cash from equity affiliates	13.6	(0.1)
Business acquired, net of cash received	(5.1)	(15.8)
Proceeds from sale of assets	26.3	22.6

Net cash provided (used) by investing activities of continuing operations	25.5	(59.6)
Financing Activities
Change in short-term debt	(0.2)	(34.0)
Change in long-term debt	(3.4)	303.9
Debt issuance costs	—	(14.0)

Net cash provided (used) by financing activities of continuing operations	(3.6)	255.9
Net cash provided by discontinued operations	26.6	4.0
Effect of exchange rate on changes on cash	(0.8)	0.8

Increase in cash and cash equivalents	4.0	21.8
Cash and cash equivalents at beginning of period	48.7	41.4

Cash and cash equivalents at end of period	$52.7	$63.2

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, shares in thousands)

									Accumulated
		Common					Common		Other Non-
		Shares			Additional	Retained	Stock Held	Share	Owner
	Common	Held in		Common	Paid-In	Earnings	in	Ownership	Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Trust	Changes
Balance January 1, 2003	122,192	30,517	$579.7	$1.2	$1,069.5	$18.7	$(341.1)	$(1.8)	$(166.8)
Non-owner equity changes:
Net loss			(19.3)			(19.3)
Translation adjustment			11.3						11.3
Net unrealized loss on securities			0.1						0.1

Total non-owner equity changes			(7.9)
Stock-based compensation and benefits		(35)	0.9		(0.4)		0.4	0.4	0.5

Balance March 31, 2003	122,192	30,482	$572.7	$1.2	$1,069.1	$(0.6)	$(340.7)	$(1.4)	$(154.9)
Non-owner equity changes:
Net loss			(6.0)			(6.0)
Translation adjustment			7.9						7.9
Net unrealized loss on securities			—						—

Total non-owner equity changes			1.9
Adjustment to market value			—		0.1			(0.1)
Stock-based compensation and benefits		(23)	0.7		(0.2)		0.3	0.3	0.3

Balance June 30, 2003	122,192	30,459	$575.3	$1.2	$1,069.0	$(6.6)	$(340.4)	$(1.2)	$(146.7)

Balance January 1, 2004	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Non-owner equity changes:
Net income			4.0			4.0
Translation adjustment			0.2			—			0.2

Total non-owner equity changes			4.2			4.0			0.2
Stock-based compensation and benefits		141	(0.9)		(0.1)		(0.8)

Balance March 31, 2004	122,192	30,566	$370.1	$1.2	$1,068.6	$(228.4)	$(340.6)	$(1.3)	$(129.4)
Non-owner equity changes:
Net income			21.5			21.5			—
Translation adjustment			(12.5)			—			(12.5)

Total non-owner equity changes			9.0			21.5			(12.5)
Stock-based compensation and benefits		(4)	—		.1			(.1)

Balance June 30, 2004	122,192	30,562	$379.1	$1.2	$1,068.7	$(206.9)	$(340.6)	$(1.4)	$(141.9)

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

Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2004.

As of December 31, 2003, PolyOne’s Elastomers & Performance Additives, Specialty Resins, and Engineered Films businesses qualified for accounting treatment as discontinued operations. On June 28, 2004, we entered into a definitive agreement with an entity formed by an investor group led by Lion Chemical Capital, LLC and ACI Capital Co., Inc. to sell our Elastomers & Performance Additives business. The agreement provides that we will receive gross proceeds before associated fees and costs of approximately $120 million, of which $106 million will be paid in cash and $14 million will be in the form of a six-year note from the buyer. This price is within our previous range of estimates for the sale of this unit. The transaction is expected to close in the third quarter of 2004, subject to the satisfaction of customary closing conditions and the buyer’s receipt of financing. Accordingly, through June 30, 2004, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities and cash flows) has been reported separately as discontinued operations. Elastomers & Performance Additives was previously reported as a separate business segment. The Specialty Resins and Engineered Films businesses were previously included in PolyOne’s Performance Plastics business segment. In addition, PolyOne recognized a $9.9 million non-cash pre-tax charge for impairment of net assets held for sale to adjust the net asset carrying value of the Elastomers & Performance Additives business to the estimated future net proceeds.

Note B – Accounting Policies

Stock-Based Compensation - As provided under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne stock covered by the grant exceeds the appreciation rights’ specified value. At June 30, 2004, approximately 1.1 million SARs were issued and outstanding. No SARs were vested at June 30, 2004 and, as a result, no compensation expense has been recognized.

The following table illustrates the effect on net income (loss) and income (loss) per share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate computed by the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility. Because PolyOne’s stock options have characteristics significantly different from traded options, and because changes in the subjective assumptions used can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$21.5	$(6.0)	$25.5	$(25.3)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	0.6	1.3	1.3	2.5

Pro forma net income (loss)	$20.9	$(7.3)	$24.2	$(27.8)

Net income (loss) per share:
Basic and diluted — as reported	$0.24	$(0.07)	$0.28	$(0.28)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2004	2003	2004	2003
Basic and diluted — pro forma	$0.23	$(0.08)	$0.26	$(0.31)

New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests. These include ownership, contractual, or other pecuniary interests in an entity. FIN 46 was effective for all variable interest entities during PolyOne’s first quarter of fiscal 2004. The adoption of FIN 46 had no impact on our overall financial position, results of operations or cash flows.

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation”. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.

Reclassification - Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

Note C – Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 by business segment are as follows:

	Performance
(In millions)	Plastics	Distribution	Other	Total
December 31, 2003	$331.6	$1.1	$1.3	$334.0
Business acquisition	1.8	0.5	—	2.3
Business divestment	(9.0)	—	—	(9.0)
Currency translation	(0.2)	—	—	(0.2)

June 30, 2004	$324.2	$1.6	$1.3	$327.1

Information regarding PolyOne’s other intangible assets follows:

	As of December 31, 2003:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.1	$(3.4)	$—	$4.7
Sales contract	12.9	(5.9)	—	7.0
Patents, technology and other	13.3	(6.0)	1.2	8.5

Total	$34.3	$(15.3)	$1.2	$20.2

	As of June 30, 2004:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(4.6)	$—	$4.0
Sales contract	12.9	(6.2)	—	6.7
Patents, technology and other	4.0	(0.8)	1.1	4.3

Total	$25.5	$(11.6)	$1.1	$15.0

Amortization of other intangible assets follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Amortization of other intangible assets	$1.1	$1.1	$2.1	$2.2

Amortization expense for each of the five succeeding fiscal years is expected to be approximately $4 million per year.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires every company to establish an annual measurement date for assessing any impairment of goodwill. Our annual measurement date is July 1. SFAS No. 142 requires a “phase one” valuation of each reporting unit to determine if its fair value exceeds its book carrying value, thereby resulting in no impairment of goodwill. Where a reporting unit’s fair value is less than the book carrying value, a more detailed “phase two” valuation is required to quantify the goodwill impairment. Valuation testing will be done during the third quarter and the results will be published in the quarterly report on Form 10-Q for the third quarter of 2004.

Note D – Inventories

Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2004	2003
Finished products and in-process inventories	$152.0	$135.0
Raw materials and supplies	84.5	82.9

	236.5	217.9
LIFO reserve	(26.5)	(21.0)

Total inventories	$210.0	$196.9

Note E – Income Taxes

For the second quarter of 2004, PolyOne recorded tax expense of $0.4 million before discontinued operations, which was entirely for foreign taxes. A tax provision was not recorded on domestic income, as a result of the deferred tax valuation recorded in previous periods, and foreign income included a cumulative translation gain that is not currently taxable. PolyOne continues to maintain a full valuation allowance against its net federal and state deferred tax assets. The deferred tax allowance was recorded in the third quarter of 2003 in accordance with SFAS No. 109,” Accounting for Income Taxes”. PolyOne intends to maintain a valuation allowance until positive evidence exists to support realization of some or all of the valuation allowance.

For the six months ended June 30, 2004, PolyOne recorded tax expense of $5.3 million before discontinued operations, which was entirely for foreign taxes. The effective income tax rate for the same period in 2003 was 39%.

Note F – Investment in Equity Affiliates

PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls’ summarized results of operations for the three and six months ended June 30, 2004 and 2003, and summarized balance sheet information as of June 30, 2004 and December 31, 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Net sales	$570.8	$427.4	$1,084.7	$840.9
Operating income	75.4	33.9	116.7	51.1
Partnership income as reported by OxyVinyls	55.8	23.8	85.7	36.5
PolyOne’s ownership of OxyVinyls	24%	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	13.4	5.8	20.6	8.8
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.2	0.1	0.3	0.3

Earnings of equity affiliate recorded by PolyOne	$13.6	$5.9	$20.9	$9.1

	June 30,	December 31,
(In millions)	2004	2003
Current assets	$369.9	$326.7
Non-current assets	1,451.9	1,489.4

Total assets	1,821.8	1,816.1

Current liabilities	188.2	196.5
Non-current liabilities	583.6	598.3

Total liabilities	771.8	794.8

Partnership capital	$1,050.0	$1,021.3

OxyVinyls’ income during the first quarter of 2003 reported above includes a charge of $3.4 million, net of tax, in connection with a change in accounting from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Our proportionate share of the charge was $0.8 million.

PolyOne’s Resin and Intermediates segment also includes SunBelt Chlor-Alkali Partnership (owned 50%). The Performance Plastics segment includes DH Compounding Company (owned 50%), BayOne Urethane Systems, L.L.C (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. For the one-month period ended January 31, 2003, the Performance Plastics segment included results from Techmer PM, LLC, an equity affiliate (owned 51%). In January 2003, we sold our unconsolidated equity ownership interest in Techmer. For the six-month period ended June 30, 2003, the Resin and Intermediates segment included results from Welvic Australia Pty Ltd (Welvic), an equity affiliate (owned 37.4%). As of September 1, 2003, Welvic sold substantially all of its net operating assets to Orica Ltd, the other partner in the joint venture with PolyOne. Combined summarized financial information for these equity affiliates is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Net sales	$59.7	$41.3	$97.7	$83.0
Operating income	$12.5	$12.9	$21.4	$22.3
Net income	$7.8	$8.7	$11.4	$14.3

     Note G – Earnings Per Share Computation

     Weighted average shares outstanding are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Weighted-average shares – basic:
Weighted-average shares outstanding	91.5	91.7	91.5	91.6
Less unearned portion of restricted stock awards included in outstanding shares	—	(0.6)	—	(0.6)

	91.5	91.1	91.5	91.0

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	91.5	91.1	91.5	91.0
Plus unearned portion of restricted stock awards included in outstanding shares plus dilutive impact of stock options and stock awards	0.3	—	0.2	—

	91.8	91.1	91.7	91.0

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.

PolyOne has excluded all outstanding options from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2003 because they would have had an anti-dilutive effect due to PolyOne’s net loss from continuing operations and exercise prices greater than the average market price of PolyOne’s common shares during these periods.

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

2004 Charges — Operating income for the first half of 2004 includes a $1.2 million benefit relative to employee separation and plant phase-out costs as a result of adjusting our estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. Charges recorded in 2004 totaling $6.6 million resulted from the announcement in the fourth quarter of 2003 and closure in the first quarter of 2004 of one of our Engineered Films’ manufacturing facilities and two of our Elastomers & Performance Additives’ manufacturing facilities. In addition, a gain of $0.3 million was recorded upon the sale of a previously closed Elastomers & Performance Additives’ manufacturing facility located in Tillsonburg, Ontario. As a result, income from discontinued operations for the same period was reduced by $6.3 million on a pre-tax basis for employee separation and plant phase-out costs. The liabilities for employee separation and plant phase-out for the businesses reported as discontinued operations will be retained by PolyOne upon the sale of these businesses and, as a result, are included in this discussion. Approximately 40 employees remain to be terminated in association with all restructuring initiatives announced in 2003.

2003 Charges - Operating income for the first half of 2003 was reduced by $18.4 million and income from discontinued operations for the same period was reduced by $8.6 million on a pre-tax basis for employee separation and plant phase-out costs. A total of $21.4 million resulted from a January 2003 announcement to reduce approximately 400 staff personnel, of which $18.4 million related to continuing operations and $3.0 million related to discontinued operations. The remaining $5.6 million of charges in discontinued operations resulted from an announcement in March 2003 to close an Engineered Films’ plant.

The following table summarizes the provisions, payments and remaining reserves associated with these initiatives:

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Balance at December 31, 2003	405	$15.6	$4.6	$—	$20.2
2004 charge (benefit):
Continuing operations	—	(1.2)	—	—	(1.2)
Discontinued operations	—	4.3	2.3	—	6.6
Utilized in 2004	(362)	(11.6)	(3.1)	—	(14.7)

Balance at June 30, 2004	43	$7.1	$3.8	$—	$10.9

Note I — Employee Benefit Plans

Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Service cost	$0.3	$0.2	$0.6	$0.4
Interest cost	7.5	7.9	15.0	15.8
Expected return on plan assets	(8.1)	(5.7)	(13.8)	(11.4)
Amortization of unrecognized losses, transition obligation and prior service cost	3.9	3.8	7.8	7.6

	$3.6	$6.2	$9.6	$12.4

The minimum pension funding payment required in 2004 is currently estimated at $5 million, down from the estimate of $16 million discussed in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. This reduction is due to recently passed U.S. legislation providing funding relief. Any funding in 2004 by PolyOne in excess of the required minimum will depend upon the available cash flows of the business. A 2004 funding contribution in excess of the required minimum would reduce any otherwise required funding in 2005. As of June 30, 2004, no contributions have been made.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	2.6	2.6	5.2	5.2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	0.3	0.1	0.6	0.2

	$3.1	$2.9	$6.2	$5.8

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). On May 19, 2004, the FASB issued Financial Staff Position Number 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The FSP is effective for the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. We are currently evaluating the effects of the Medicare Act on our existing post-retirement health care plans and have not determined the amount of any subsidy, if any, that may be available to us from the Medicare Act. While we evaluate the effects of the Medicare Act, we have elected under the provisions of the FSP to defer recognizing any potential subsidy from the Medicare Act. As a result, the net cost above does not reflect any amount that may result from a potential subsidy under the Medicare Act.

Note J – Financing Arrangements

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At June 30, 2004, these seven agreements had a net fair value obligation of ($5.8) million. The weighted-average interest rate for these seven agreements was 5.505%. There have been no material changes in the market risk faced by us from December 31, 2003 to June 30, 2004.

Note K – Sale of Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
(In millions)	2004	2003
Trade accounts receivable	$216.7	$134.9
Retained interest in securitized accounts receivable	165.0	137.9
Allowance for doubtful accounts	(8.1)	(9.3)

	$373.6	$263.5

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy remote subsidiary. At June 30, 2004, accounts receivable totaling $184.1 million were sold by PolyOne to PFC and, as a result, are included as a reduction of accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $225.0 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the then-current amount of the accounts receivable sold to PFC. At June 30, 2004, PFC had sold undivided interests in accounts receivable totaling $19.1 million. PolyOne retains an interest in the $165.0 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this interest retained by PolyOne is included in accounts receivable on the PolyOne Condensed Consolidated Balance Sheet at June 30, 2004. The receivables sale facility also makes up to $50 million available for the issuance of standby letters of credit as a sub-limit within the $225 million limit under the facility. Continued availability of the securitization program depends upon compliance with covenants, related primarily to operating performance as set forth in the related agreements. As of June 30, 2004, PolyOne was in compliance with all such covenants.

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

Senior management uses segment operating income, which is defined as operating income before the effect of “special items,” to assess performance and allocate resources to business segments because senior management believes that this measure is useful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, segment operating income is a component of the PolyOne Annual Incentive Plan at the corporate level and is used in the debt covenant computations. The table below reconciles operating income (loss) to segment operating income (loss).

“Special items” include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, asset impairments and gains and losses on the divestiture of joint ventures and equity investments.

		Performance		Resin and
Six months ended June 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$1,093.4	$796.7	$296.7	$—	$—
Inter-segment sales	—	71.2	2.9	—	(74.1)

	$1,093.4	$867.9	$299.6	$—	$(74.1)

Operating income (loss)	$71.3	$51.8	$9.6	$18.9	$(9.0)
Special items included in operating income:
Employee separation and plant phase-out costs	(1.2)	(1.1)	—	—	(0.1)

Segment operating income (loss)	$70.1	$50.7	$9.6	$18.9	$(9.1)

Depreciation and amortization	$22.6	$21.5	$0.7	$0.1	$0.3

Total assets	$1,975.0	$1,168.7	$154.9	$249.9	$401.5

Capital expenditures	$9.3	$9.0	$—	$—	$0.3

		Performance		Resin and
Six months ended June 30, 2003 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$997.2	$731.5	$265.7	$—	$—
Inter-segment sales	—	58.9	3.3	—	(62.2)

	$997.2	$790.4	$269.0	$—	$(62.2)

Operating income (loss)	$(2.8)	$3.6	$3.7	$9.7	$(19.8)
Special items included in operating income:
Employee separation and plant phase-out costs	18.4	10.6	0.8	—	7.0
Period plant phase-out costs incurred	1.2	1.2	—	—	—
Cumulative effect of a change in accounting — equity affiliate	0.8	—	—	0.8	—
Employee separation costs – equity affiliate	1.0	—	—	1.0	—

Segment operating income (loss)	$18.6	$15.4	$4.5	$11.5	$(12.8)

		Performance		Resin and
Six months ended June 30, 2003 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Depreciation and amortization	$25.8	$23.9	$0.8	$0.1	$1.0

Total assets	$2,248.5	$1,265.0	$154.9	$245.2	$583.4

Capital expenditures	$12.6	$12.0	$0.4	$—	$0.2

		Performance		Resin and
Three months ended June 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$557.8	$405.3	$152.5	$—	$—
Inter-segment sales	—	34.6	1.3	—	(35.9)

	$557.8	$439.9	$153.8	$—	$(35.9)

Operating income (loss)	$46.7	$31.2	$4.8	$12.9	$(2.2)
Special items included in operating income:
Employee separation and plant phase-out costs	(1.0)	(0.9)	—	—	(0.1)

Segment operating income (loss)	$45.7	$30.3	$4.8	$12.9	$(2.3)

Depreciation and amortization	$11.0	$10.3	$0.4	$0.1	$0.2

Capital expenditures	$5.6	$5.5	$—	$—	$0.1

		Performance		Resin and
Three months ended June 30, 2003 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$504.8	$373.2	$131.6	$—	$—
Inter-segment sales	—	28.7	1.5	—	(30.2)

	$504.8	$401.9	$133.1	$—	$(30.2)

Operating income (loss)	$10.9	$9.4	$2.1	$6.5	$(7.1)
Special items included in operating income:
Employee separation and plant phase-out costs	1.0	0.8	0.1	—	0.1
Period plant phase-out costs incurred	0.3	0.3	—	—	—
Employee separation costs — equity affiliate	1.0	—	—	1.0	—

Segment operating income (loss)	$13.2	$10.5	$2.2	$7.5	$(7.0)

Depreciation and amortization	$12.8	$12.0	$0.4	$—	$0.4

Capital expenditures	$3.3	$2.9	$0.2	$—	$0.2

A breakdown of the Performance Plastics segment’s sales for the three and six months ended June 30, 2004 and the changes versus the same periods in 2003, by primary product group, is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2004	2004	2004	2004	2004
	Sales $	Sales $	Shipment Lbs.	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2003	vs. 2003	Total	vs. 2003	vs. 2003
Vinyl Compounds	43%	14%	14%	42%	13%	11%
Colors and Additives	13%	11%	28%	13%	7%	22%
Engineered Materials	7%	8%	8%	7%	4%	(3)%
International Compounds and Colors	27%	6%	(2)%	28%	12%	1%
Formulators	10%	0%	(3)%	10%	0%	(3)%

Total Performance Plastics	100%	10%	10%	100%	10%	7%

Note M – Commitments and Contingencies

There are pending or threatened against PolyOne or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies. In addition, we have been named in various lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers and their families at plants owned by us or our predecessors or on board ships owned or operated by us or our predecessors. We believe that any liability that may finally be determined should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

PolyOne has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $56.2 million at June 30, 2004, represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at June 30, 2004. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations and technologies are developed or as additional information is obtained.

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

Discontinued Operations - As of December 31, 2003, PolyOne’s Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. As a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Elastomers & Performance Additives was previously reported as a separate business segment. As discussed in Note A to the Condensed Consolidated Financial Statements, we entered into an agreement on June 28, 2004 to sell our Elastomers & Performance Additives business. Specialty Resins and Engineered Films were previously included in PolyOne’s Performance Plastics business segment. The following table summarizes the results for the businesses reported as discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Sales:
Elastomers & Performance Additives	$94.9	$87.5	$189.9	$181.5
Specialty Resins and Engineered Films	59.7	58.6	120.6	117.7

Total sales	$154.6	$146.1	$310.5	$299.2

Income (loss):
Elastomers & Performance Additives	$10.0	$7.3	$17.7	$15.4
Specialty Resins and Engineered Films	4.0	(0.5)	7.8	2.2
Depreciation and amortization	—	(5.8)	—	(11.6)

Subtotal	14.0	1.0	25.5	6.0
Employee separation and plant phase-out costs	(1.1)	(1.1)	(6.3)	(8.6)

Operating income (loss)	12.9	(0.1)	19.2	(2.6)
Net asset impairment	(9.9)	—	(9.9)	—
Interest expense, net	(0.1)	—	(0.1)	—
Other income (expense), net	(0.3)	0.2	(0.4)	0.2

Income (loss) before income taxes	2.6	0.1	8.8	(2.4)
Income tax (expense) benefit	(0.3)	—	(0.9)	1.1

Income (loss) from discontinued operations, net of income taxes	$2.3	$0.1	$7.9	$(1.3)

In restating the 2003 operating results of the discontinued operations, estimated indirect costs previously allocated to the Elastomers & Performance Additives, Specialty Resins and Engineered Films businesses that are expected to be retained by PolyOne upon disposal of these businesses have now been included in the continuing businesses operating results. These costs, totaling $4.9 million in the second quarter of 2003 and $9.7 million for the six months ended June 30, 2003, were allocated to the continuing business segments as follows: Performance Plastics 40%, Distribution 12% and Other 48%.

Outlook - July customer demand has been slightly lower than the average second quarter level. Many North American customers typically take vacation shutdowns in July, and European customer demand slows during the August holiday period. We anticipate that third quarter revenues from continuing operations could be down 1% to 2% from second quarter levels. Compared to the third quarter 2003, however, we anticipate revenues from continuing operations could achieve growth in the range of 8% to 10%.

Most North American and International operating units are expected to continue to see margin pressure from higher raw material and additive costs. For the third quarter of 2004, we estimate that the combination of higher raw material costs and lower sales compared with the second quarter of 2004 could reduce operating income from our continuing businesses by $3 million to $5 million.

The Resin and Intermediates (R&I) segment should continue to benefit in the third quarter of 2004 from increasing market prices, although we project the typical moderate seasonal slowing in polyvinyl chloride (PVC) resin demand as compared to the second quarter. Average PVC resin industry prices are projected to be slightly higher quarter-over-quarter due to high industry operating rates and increases realized during the second quarter that lift the sequential quarter average. Additionally, improving demand for caustic soda should result in higher average market prices during the third quarter. Ethylene prices are projected to be slightly lower, although producers are attempting to raise prices in the quarter consistent with high energy costs. Movement in chlorine pricing is not expected to affect earnings materially. In combination, we believe that these factors should result in a quarterly R&I operating income increase of between $2 million and $4 million. This improvement, however, could be fully offset if either ethylene prices fail to decline or if natural gas costs remain above the higher end of the June trading range.

Net income from discontinued operations should be lower in the third quarter of 2004 compared with the second quarter of 2004 due to the anticipated divestment of the Elastomers & Performance Additives unit during the quarter and to lower Engineered Films revenues. The Engineered Films unit is projecting lower sales during the quarter because of seasonally slower pool lining and office product demand, and seasonally lower automotive sales due to OEM shutdowns in July for model changeovers. Sales demand for products form the Specialty Resins unit should remain higher, but margins will likely remain under pressure because market selling price increases are unlikely to outpace vinyl chloride monomer (VCM) raw material cost increases. The net result is that the discontinued businesses could contribute between $8 million and $10 million less pre-tax earnings to net income in the third quarter compared with the second quarter of 2004. Since the Elastomers & Performance Additives unit would be projected to earn approximately $3 million per month on a pre-tax basis during the third quarter, the timing of this divestment is the primary variable associated with a quarter-to-quarter earnings swing.

Third quarter depreciation and amortization, along with interest and other expense, should remain at levels comparable to the second quarter. We will also continue to maintain a full valuation allowance against net federal and state deferred tax assets. We anticipate foreign income taxes to be between $3 million and $4 million in the third quarter of 2004.

It is our intention to use the cash proceeds from the anticipated divestment of the Elastomers & Performance Additives unit to reduce debt. To the extent that we repay medium-term notes or senior deferred notes and debentures, it is likely that a premium may be required to extinguish this debt and that this premium would be recorded as a charge within “other expense, net”.

The net effect of these earnings drivers is that we project net income in the third quarter of 2004 to be lower than the second quarter of 2004. Third quarter results, however, are expected to demonstrate continued significant year-over-year earnings gains, reflecting the benefits of substantial cost restructuring and focused commercial capability improvement actions taken over the past year as well as stronger market demand.

We are projecting positive cash generation in the third quarter of 2004, before considering business divestments, driven by cash earnings, minimal cash interest payments and diminishing cash restructuring costs. We anticipate capital expenditures to be higher than in the second quarter and we will make our cash contribution to the pension plan in the third quarter.

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Sales:
Performance Plastics	$439.9	$401.9	$867.9	$790.4
Distribution	153.8	133.1	299.6	269.0
Other	(35.9)	(30.2)	(74.1)	(62.2)

Total sales	$557.8	$504.8	$1,093.4	$997.2

Net income (loss):
Performance Plastics	$30.3	$10.5	$50.7	$15.4
Distribution	4.8	2.2	9.6	4.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Resin and Intermediates	12.9	7.5	18.9	11.5
Other	(2.3)	(7.0)	(9.1)	(12.8)

Segment operating income	45.7	13.2	70.1	18.6
Employee separation and plant phase-out	1.0	(1.0)	1.2	(18.4)
Other costs	—	(1.3)	—	(3.0)

Total operating income (loss)	46.7	10.9	71.3	(2.8)
Interest expense	(18.3)	(17.3)	(36.7)	(29.8)
Other expense, net	(8.8)	(3.6)	(11.7)	(6.5)
Income tax (expense) benefit	(0.4)	3.9	(5.3)	15.1

Income (loss) from continuing operations	19.2	(6.1)	17.6	(24.0)
Income (loss) from discontinued operations, net of taxes	2.3	0.1	7.9	(1.3)

Net income (loss)	$21.5	$(6.0)	$25.5	$(25.3)

Period to period changes in sales and segment operating income (loss) are discussed within the “Business Segment Information” section that follows.

Employee separation and plant phase-out - We have recorded costs for severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from restructuring initiatives. Details of these costs are discussed in Note H to the Condensed Consolidated Financial Statements.

Other costs – Second quarter 2003 expense includes $1.0 million for employee severance costs resulting from a personnel reduction undertaken by OxyVinyls and $0.3 million for plant phase-out costs associated with restructuring initiatives that are to be recognized as period costs versus when the initiates were approved. First quarter 2003 expense includes $0.8 million for the cumulative effect of a change in accounting upon OxyVinyls’ adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and $0.9 million for period plant phase-out costs incurred.

Interest expense - For the second quarter and year-to-date 2004, interest expense was higher than the same periods in 2003, primarily due to the issuance of $300 million of 10.625% unsecured senior notes in the second quarter of 2003.

Other expense, net - Other expense, net, includes finance costs associated with the receivables sale facility, foreign currency gains and losses, interest income and other miscellaneous expenses. The following table summarizes the major components of Other expense, net for 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Currency exchange gain (loss), net of foreign exchange contracts	$(0.8)	$(2.1)	$(1.6)	$(2.4)
Discount on sale of trade receivables	(1.8)	(1.4)	(3.5)	(2.7)
Retained post-employment benefit cost related to previously discontinued business operations	(0.8)	(0.6)	(1.7)	(1.2)
Divestiture of foreign business	(5.2)	—	(5.2)	—
Interest income	0.2	0.2	0.5	0.2
Other income (expense), net	(0.4)	0.3	(0.2)	(0.4)

	$(8.8)	$(3.6)	$(11.7)	$(6.5)

Income taxes - Income tax expense of $0.4 million recorded in the second quarter of 2004 and $5.3 million recorded for the six months ended June 30, 2004 was entirely for foreign taxes. A domestic tax provision was not recorded against income before income taxes and discontinued operations in the second quarter of 2004 and the first six months of 2004 due to the uncertainty regarding full realization of the net deferred tax assets generated by the domestic losses. We intend to maintain a valuation allowance until positive evidence exists to support reversal of all or a portion of the allowance. In the second quarter of 2003 and the first six months of 2003, a rate of 39% was applied against the loss before income taxes and discontinued operations, resulting in a tax benefit of $3.9 million and $15.1 million, respectively.

Income (loss) from discontinued operations, net of income taxes - Income from discontinued operations, net of income taxes, was $2.3 million in the second quarter of 2004 compared to $0.1 million for the same period in 2003. Included in 2004 second quarter income was a $1.1 million pre-tax charge for employee separation and plant phase-out costs related to the fourth quarter 2003 announcements to close the Burlington, New Jersey, Wynne, Arkansas and DeForest, Wisconsin manufacturing plants and a $9.9 million non-cash pre-tax charge for impairment of net assets held for sale to adjust the net asset carrying value of the Elastomers & Performance Additives business to estimated future net proceeds. Included in 2003 second quarter income was a $1.1 million pre-tax charge for employee separation and plant phase-out costs related to the first quarter 2003 announcements to reduce staff personnel and close a manufacturing plant in Yerington, Nevada. Also included in 2003 second quarter income was $5.8 million of depreciation and amortization expense. No depreciation or amortization expense is reflected in 2004 results because these businesses qualified for discontinued operations accounting treatment as of December 31, 2003.

Income from discontinued operations, net of income taxes, was $7.9 million in the first half of 2004 compared to a $1.3 million loss for the same period in 2003. Included in 2004 first half income was a $6.3 million pre-tax charge for employee separation and plant phase-out costs related to the fourth quarter 2003 announcements to close the Burlington, New Jersey, Wynne, Arkansas and DeForest, Wisconsin manufacturing plants and a $9.9 million non-cash pre-tax charge for impairment of net assets held for sale to adjust the net asset carrying value of the Elastomers & Performance Additives business to estimated future net proceeds. Included in the 2003 first half loss was an $8.6 million pre-tax charge for employee separation and plant phase-out costs related to the first quarter 2003 announcements to reduce staff personnel and close a manufacturing plant in Yerington, Nevada. Also included in the 2003 first half loss was $11.6 million of depreciation and amortization expense. As previously discussed, no depreciation or amortization expense is reflected in 2004 results because these businesses qualified for discontinued operations accounting treatment as of December 31, 2003.

Business Segment Information

Senior management uses segment operating income, which is defined as operating income before the effect of “special items,” to assess performance and allocate resources to business segments because senior management believe that this measure is helpful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, segment operating income is a component of the PolyOne Annual Incentive Plan at the corporate level. The table below reconciles operating income (loss) to segment operating income (loss).

“Special items” include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, asset impairments and gains and losses on the divestiture of joint ventures and equity investments.

For further information, see Note L to the Condensed Consolidated Financial Statements.

2004 Compared with 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Sales:
Performance Plastics	$439.9	$401.9	$38.0	9%	$867.9	$790.4	$77.5	10%
Distribution	153.8	133.1	20.7	16%	299.6	269.0	30.6	11%
Other	(35.9)	(30.2)	(5.7)	19%	(74.1)	(62.2)	(11.9)	19%

	$557.8	$504.8	$53.0	10%	$1,093.4	$997.2	$96.2	10%

Segment operating income (loss):
Performance Plastics	$30.3	$10.5	$19.8	189%	$50.7	$15.4	$35.3	229%
Distribution	4.8	2.2	2.6	118%	9.6	4.5	5.1	113%
Resin and Intermediates	12.9	7.5	5.4	72%	18.9	11.5	7.4	64%
Other	(2.3)	(7.0)	4.7	(67)%	(9.1)	(12.8)	3.7	(29)%

	$45.7	$13.2	$32.5	246%	$70.1	$18.6	$51.5	277%

Reconciliation:
Operating income (loss)	$46.7	$10.9	$35.8	328%	$71.3	$(2.8)	$74.1	(2,646)%
Special items, (income) expense	(1.0)	2.3	(3.3)	(143)%	(1.2)	21.4	(22.6)	(106)%

Segment operating income	$45.7	$13.2	$32.5	246%	$70.1	$18.6	$51.5	277%

Performance Plastics’ sales were $439.9 million for the three months ended June 30, 2004 and $867.9 million for the six months ended June 30, 2004. This represents an increase of 9% for the second quarter and 10% for the year to date compared with the same periods last year. A breakdown of second quarter and year to date 2004 segment sales by primary product group is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2004	2004	2004	2004	2004
	Sales $	Sales $	Shipment Lbs.	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2003	vs. 2003	Total	vs. 2003	vs. 2003
Vinyl Compounds	43%	14%	14%	42%	13%	11%
Colors and Additives	13%	11%	28%	13%	7%	22%
Engineered Materials	7%	8%	8%	7%	4%	(3)%
International Compounds and Colors	27%	6%	(2)%	28%	12%	1%
Formulators	10%	0%	(3)%	10%	0%	(3)%

Total Performance Plastics	100%	9%	10%	100%	10%	7%

Vinyl Compounds’ volume was up 14% in the second quarter and 11% for the year to date compared with the same periods in 2003 from stronger demand in the wire and cable, fluid handling and construction markets. Higher average selling prices resulting from efforts to recapture raw material cost increases helped bring the 2004 year to date sales increase to 13%. The second quarter sales increase of 14% was consistent with the volume increase. Colors and Additives’ volume was up 28% in the second quarter and 22% for the year to date compared with the same periods in 2003 due to stronger demand in custom molding applications combined with higher contract compounding volumes and improved wire and cable demand. As compared to the volume growth, revenues were up 11% in the second quarter and 7% for the year to date primarily due to an inherently lower average selling price per pound for contract compounding. For this business, raw materials are generally supplied directly by the customer and are not included as a component of the selling price. Engineered Materials’ volume was up 8% in the second quarter and down 3% for the year to date compared with the same periods in 2003, while revenues increased 8% in the second quarter and 4% for the year to date. Higher contract compounding sales as well as improved wire and cable demand helped offset softer demand for certain lower-end automotive applications and the loss of a appliance application. International Compounds and Colors’ total volume was down 2% in the second quarter and up 1% for the year to date compared with the same periods in 2003 due to the sale of the Melos rubber granules business as of May 31, 2004. Excluding Melos, volume was up 7% in the second quarter and 6% for the year to date compared with the same periods in 2003 primarily due to stronger demand in Asia. Favorable currency exchange rates increased sales by $5.9 million in the second quarter and $20.8 million for the year to date compared with the same periods in 2003. Formulators’ volume was down 3% in the second quarter and for the year to date compared with the same periods in 2003. Lower automotive volumes were partially offset by higher volumes in inks, while sales remained flat for the quarter and year to date due primarily to the resulting change in product mix.

Performance Plastics’ segment operating income for the second quarter was $30.3 million, up $19.8 million from the same period in 2003 and for the year to date was $50.7 million, up $35.3 million from the same period in 2003. Favorable currency exchange rates contributed $0.5 million to second quarter earnings and $1.8 million to year to date earnings compared with the same periods in 2003. Driving improved segment operating income was higher volume combined with lower costs as a result of manufacturing, selling and administrative restructuring and cost reduction initiatives. Selling price increases also largely offset higher raw material costs.

Distribution’s sales were $153.8 million for the three months ended June 30, 2004 and $299.6 million for the six months ended June 30, 2004. This represents an increase of 16% for the second quarter and 11% for the year to date compared with the same periods last year. During the first half of 2003, we were phasing out the majority of our distribution operations in Mexico. Excluding 2003 shipment volumes by the Mexican distribution operation for better year-over-year comparability, volumes rose 22% in the second quarter and 16% for the six months ended June 30, 2004 compared with the same periods in the prior year. These volume improvements were largely the result of stronger PolyOne-produced vinyl products and third-party produced commodity resins demand, combined with the acquisition of the North American business of ResinDirect.

Distribution’s segment operating income for the second quarter was $4.8 million, up $2.6 million from the same period in 2003 and for the year to date was $9.6 million, up $5.1 million from the same period in 2003. The main drivers for these earnings improvements were increased volume and cost savings associated with restructuring initiatives and with closing portions of our Mexican distribution operation in 2003 and serving these customers from the United States.

Resin and Intermediates’ segment operating income for the second quarter was $12.9 million, up $5.4 million from the same period in 2003 and for the year to date was $18.9 million, up $7.4 million from the same period in 2003. OxyVinyls’ equity earnings contribution increased $6.7 million for the second quarter and $10.0 million for the year to date from strong demand and improved selling prices for polyvinyl chloride (PVC) and vinyl chloride monomer (VCM). SunBelt’s equity earnings contribution compared to 2003 declined $2.0 million in the second quarter and $3.0 million for the year to date largely due to lower caustic soda selling prices.

“Other” consists primarily of corporate general and administrative costs not allocated to business segments and inter-segment sales and profit eliminations. The loss, or net expense, for the second quarter was $2.3 million compared with $7.0 million for the same period last year. The $4.7 million improvement included $3.7 million less unallocated corporate general and administrative costs, due to a combination of a lower overall corporate cost structure and to largely non-recurring cost benefits realized in the second quarter of

2004, and to the elimination of $1.0 million less pre-tax inter-segment profit in the Distribution business segment’s inventories related to PolyOne-produced vinyl compounds. The loss, or net expense, for the year to date was $9.1 million compared with $12.8 million for the same period last year. The $3.7 million improvement included $3.3 million less unallocated corporate general and administrative costs and the elimination of $0.4 million less pre-tax inter-segment profit in the Distribution business segment’s inventories related to PolyOne-produced vinyl compounds.

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

Goodwill - As of June 30, 2004, we had $327.1 million of goodwill resulting from the acquisition of businesses. We determined that goodwill was not impaired as of the annual assessment performed as of July 1, 2003 or the interim assessment performed as of December 31, 2003. As of March 31, 2004 and June 30, 2004, no potential indicators of impairment existed, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold. These factors, in combination with improved operating results and economic trends, led us to conclude that interim assessments as of March 31, 2004 and June 30, 2004 were not required.

Cash Flows

Cash used by operating activities of continuing operations was $43.7 million in the first half of 2004 compared with $179.3 million in the first half of 2003. The principal drivers for the change in 2004 versus 2003 were improved earnings, an increase in deferred income taxes, an increase in accounts payable, an increase in accrued expenses and other, and lower cash payments on employee separation and plant phase-out costs.

Income from continuing operations in the first half of 2004 was $17.6 million, which included $22.6 million of depreciation and amortization expense, compared with a loss from continuing operations in the first half of 2003 of $24.0 million, which included $26.1 million of depreciation and amortization expense. In the first half of 2004, accounts receivable increased $62.5 million, FIFO inventories increased $19.9 million and accounts payable increased $59.9 million from December 31, 2003. In the first half of 2003, accounts receivable increased $55.9 million, FIFO inventories increased $25.0 million and accounts payable increased $23.6 million from December 31, 2002. Additionally, during the first half of 2004, the amount of receivables sold under the receivables sale facility decreased by $51.6 million compared with a decrease of $69.9 million during the first half of 2003. Cash payments for employee separation and plant phase-out activities were $14.7 million in the first half of 2004 compared with $23.2 million in the first half of 2003.

Cash provided by investing activities of continuing operations was $25.5 million in the first half of 2004 compared with cash used by investing activities of continuing operations of $59.6 million in the first half of 2003. Capital expenditures, which were primarily in support of manufacturing operations, totaled $9.3 million in the first half of 2004 and $12.6 million in the first half of 2003. Cash spent for businesses acquired in the first half of 2004 of $5.1 million was for the acquisition of the North American distribution business of ResinDirect LLC, of which $4.6 million was for inventories. This business is included in the Distribution segment. Cash spent for businesses acquired in the first half of 2003 was $15.8 million for the final payment associated with the December 2002 acquisition of Transformacion de Pigmentos y Colorantes, S.A. This business is included in the Performance Plastics segment. Cash returned from equity affiliates in the first half of 2004 was $13.6 million. Cash received from the sale of assets in the first half of 2004 was $26.3 million, primarily from the sale of our European Melos rubber granules business, formerly included in the Performance Plastics segment. Cash received from the sale of assets in the first half of 2003 was $22.6 million, primarily from the sale of our 51%

interest in Techmer PM, LLC, formerly included in the Performance Plastics segment. In addition, restricted cash increased by $53.7 million in the first half of 2003 associated with the retirement of debt maturing during the third quarter of 2003.

Cash used by financing activities of continuing operations was $3.6 million in the first half of 2004 due to a $3.4 million reduction in long-term debt and a $0.2 million reduction in short-term debt. Cash provided by financing activities of continuing operations was $255.9 million in the first half of 2003 due to the issuance of $300 million of 10.625% unsecured senior notes in the second quarter of 2003, partially offset by debt issuance costs totaling $14.0 million and a reduction in short-term debt of $34.0 million.

Capital Resources and Liquidity

As of June 30, 2004, PolyOne had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $980.5 million. As of June 30, 2004, PolyOne had utilized $800.0 million of these facilities and approximately $180.5 million was available to be drawn while remaining in compliance with all facility covenant tests. As of December 31, 2003, approximately $95.5 million was available to be drawn on existing facilities. The following table summarizes available and outstanding facilities at June 30, 2004:

(In millions)	Outstanding	Available
Long-term debt	$779.3	$—
Revolving credit facility	—	3.9
Receivables sale facility	19.1	176.6
Short-term bank debt	1.6	—

	$800.0	$180.5

Additionally, cash and cash equivalents totaled $52.7 million at June 30, 2004 compared to $48.7 million at December 31, 2003.

Long-term Debt - At June 30, 2004, we had long-term debt totaling $779.3 million, with maturities ranging from 2004 to 2015. Current maturities of long-term debt at June 30, 2004 were $25.6 million.

Revolving Credit Facility - The revolving credit facility has a three-year term and provides for up to $50.0 million in borrowings. However, the maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and our guarantee of the SunBelt notes. The revolving credit facility makes available up to $35.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of the Company’s domestic intellectual property and inventory and some of the Company’s domestic real property. As of June 30, 2004, PolyOne had not drawn on the revolving credit facility, although the facility served as a back-up facility for $16.3 million of outstanding letters of credit and for $5.8 million of loan guarantees, the majority of which related to its 50% Colombian equity joint venture.

PolyOne’s revolving credit facility requires PolyOne to maintain certain Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios. Further, the revolving credit facility limits payments for purposes such as capital expenditures, acquisitions and dividends. As of June 30, 2004, we were in compliance with these requirements. Our Interest Coverage Ratio, as defined under the agreement governing our credit facility, was 1.67 compared with a minimum requirement of 1.00. Our Borrowed Debt-to-Adjusted EBITDA Ratio, as defined under the agreement governing our credit facility, was 6.05 compared with a maximum of 10.25. The following table summarizes the current defined financial covenant ratios for each quarter in 2004 under the revolving credit facility:

		Borrowed
	Interest Coverage	Debt-to-Adjusted
	Ratio	EBITDA Ratio
	(Minimum)	(Maximum)
Agreement compliance:
First quarter of 2004	0.75	13.00
Second quarter of 2004	1.00	10.25
Third quarter of 2004	1.50	7.50
Fourth quarter of 2004	1.90	5.75

As a result of our improved operating results and recent economic trends, we expect to be in compliance with the Interest Coverage

Ratio and Borrowed Debt-to-Adjusted EBITDA Ratio throughout 2004.

Receivables Sale Facility - Under the terms of our receivables sale facility, we are allowed to sell accounts receivable and realize proceeds of up to $225.0 million. However, the maximum amount of proceeds that may be received is limited to 85% of the amount of eligible domestic accounts receivable sold. The receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit, of which $9.0 million was used at June 30, 2004. The facility requires PolyOne to maintain the same Interest Coverage ratios as are required under its revolving credit facility in 2004. The amount of eligible receivables available to be sold under the receivables sale facility will be impacted upon divestment of any of the businesses currently held for sale because each of the businesses currently sells its accounts receivable under the facility.

Of the capital resource facilities available to PolyOne as of June 30, 2004, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture and the guarantee of the SunBelt notes. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures and the guarantee of the SunBelt notes. As of June 30, 2004, we had sold accounts receivable of $19.1 million and had guaranteed unconsolidated equity affiliate debt of $85.3 million of SunBelt.

Profitable operations in 2004 are expected to allow us to maintain the existing levels of available capital resources and fund the remainder of our previously announced restructuring initiatives. Expected sources of cash in 2004 include net income, working capital, borrowings under existing loan agreements and proceeds from the expected sale of the discontinued operations. Expected uses of cash in 2004 include long-term debt maturing during the year, interest expense, discounts on the sale of accounts receivable, cash taxes, contributions to qualified defined benefit pension plans, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures for 2004 are currently estimated at $35 million, while depreciation and amortization for 2003 totaled $51.4 million.

As discussed in Note A to the Condensed Consolidated Financial Statements, we entered into a definitive agreement on June 28, 2004 with an entity formed by an investor group led by Lion Chemical Capital, LLC and ACI Capital Co., Inc. to sell our Elastomers & Performance Additives business. The agreement provides that we will receive gross proceeds before associated fees and costs of approximately $120 million, of which $106 million will be paid in cash and $14 million will be in the form of a six-year note from the buyer. We plan to use the cash proceeds to reduce debt.

We currently intend to make the required minimum pension funding payment of approximately $5 million in 2004 to our qualified defined benefit pension plans. We currently estimate a minimum funding requirement in 2005 of approximately $28 million. These estimates are down from the estimated amounts discussed in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003 due to recently passed U.S. legislation providing funding relief. Any funding in 2004 by PolyOne in excess of the required minimum will depend upon the available cash flows from the business. A 2004 funding contribution in excess of the minimum required would reduce any otherwise required funding in 2005.

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

Cautionary Note on Forward-Looking Statements

In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to restructuring programs, including cost reduction and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions through divestitures and/or other means;

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer and/or rubber consumption growth rates affecting PolyOne’s markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	an inability or delay beyond December 31, 2004, in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms;

•	an inability to access the revolving credit facility an/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance;

•	any poor performance of our pension plan assets and any obligation on our part to fund the PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product platforms to profitability;

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business prior to September 30, 2004;

•	an inability to raise prices or sustain price increases for products; and

•	an inability to complete the sale of discontinued businesses due to legal proceedings, regulatory approvals and/or buyers receiving financing for the transaction or for any other reasons.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Form 10-Q, 8-K and 10-K to the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At June 30, 2004, these seven agreements had a net fair value obligation of ($5.8) million. The weighted-average interest rate for these seven agreements was 5.505%. There have been no material changes in the market risk faced by us from December 31, 2003 to June 30, 2004. We have updated the disclosure concerning our financing arrangements, which is included in Note J to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 20, 2004. As described in the Proxy Statement for the Annual Meeting, the following actions were taken:

a)	The ten nominees for directors were elected by the following vote:

	Number of Shares	Number of Shares
	Voted For	Withheld
J. Douglas Campbell	84,491,994	1,206,316
Carol A. Cartwright	83,590,098	2,108,212
Gale Duff-Bloom	84,802,618	895,692
Wayne R. Embry	84,424,494	1,273,816
Robert A. Garda	83,607,006	2,091,304
Gordon D. Harnett	80,397,910	5,300,400
David H. Hoag	83,610,338	2,087,972
William F. Patient	83,615,394	2,082,916
Thomas A. Waltermire	84,699,967	998,343
Farah M. Walters	84,788,308	910,002

(b)	The PolyOne Deferred Compensation Plan for Non-Employee Directors was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
45,963,741	21,693,569	261,243	17,779,757

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.
Under Reg. S-	Form 10-Q
K, Item 601	Exhibit No.	Description of Exhibit
(2)	2.1	Asset Purchase Agreement between the Company and Olmec LLC, dated as of June 28, 2004, for the sale of the Company’s Elastomers & Performance Additives business unit (schedules and exhibits to which will be provided to the Commission upon request)

(31)	31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(31)	31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(32)	32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(32)	32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K from April 1, 2004 through June 30, 2004:

•	Form 8-K, furnished on April 28, 2004, under Item 12 disclosed a press release issued on the same date, announcing the Company’s earnings for the second quarter of 2004.

•	Form 8-K, filed on June 9, 2004, under Item 5 disclosed a press release issued the same date, announcing the the sale of the Company’s Melos® rubber granulates operations to a management team, supported by investors from a group of European banks and funds.

•	Form 8-K, filed on June 30, 2004, under Item 5 disclosed a press release issued on June 29, 2004 announcing the execution of a definitive agreement for the sale of the Company’s Elastomers & Performance Additives business to an entity formed by an investor group led by Lion Chemical Capital, LLC and ACI Capital Co., Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2004	POLYONE CORPORATION

/s/ W. David Wilson

W. David Wilson
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier

Michael J. Meier
Corporate Controller
(Principal Accounting Officer)

PolyOne Corporation

Index to Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement between the Company and Olmec LLC, dated as of June 28, 2004, for the sale of the Company’s Elastomers & Performance Additives business unit (schedules and exhibits to which will be provided to the commission upon request)

31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002