Form 10-Q
period 2004-09-30
POLYONE CORP
filed 2004-10-27
CIK 1122976

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004. Commission file number 1-16091.

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

Yes ☒   No ☐

As of October 25, 2004, there were 91,616,135 common shares outstanding.

Part I - Financial Information

Item 1. Financial Statements

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$552.2	$493.3	$1,645.6	$1,490.5
Operating costs and expenses:
Cost of sales	469.1	414.6	1,377.3	1,261.7
Selling and administrative	49.1	61.3	166.2	184.6
Depreciation and amortization	9.1	12.8	31.7	38.6
Employee separation and plant phase-out	(0.3)	7.7	(1.5)	26.1
Environmental remediation at inactive sites	7.4	0.3	8.7	1.1
Loss on sale of assets	0.2	—	5.9	0.3
Income from equity affiliates and minority interest	(20.2)	(10.1)	(46.1)	(25.8)

Operating income	37.8	6.7	103.4	3.9
Interest expense	(18.1)	(19.2)	(54.8)	(49.0)
Other expense, net	(5.7)	(2.6)	(11.7)	(9.1)

Income (loss) before income taxes and discontinued operations	14.0	(15.1)	36.9	(54.2)
Income tax expense	(2.2)	(26.3)	(7.5)	(11.2)

Income (loss) before discontinued operations	11.8	(41.4)	29.4	(65.4)
Discontinued operations:
Income (loss) from operations, net of income taxes	(0.2)	(1.8)	7.7	(3.1)

Net income (loss)	$11.6	$(43.2)	$37.1	$(68.5)

Income (loss) per share of common stock:
Basic income (loss) per share before discontinued operations	$0.13	$(0.45)	$0.32	$(0.72)
Discontinued operations	—	(0.02)	0.08	(0.03)

Basic income (loss) per share	$0.13	$(0.47)	$0.40	$(0.75)

Diluted income (loss) per share before discontinued operations	$0.13	$(0.45)	$0.32	$(0.72)
Discontinued operations	—	(0.02)	0.08	(0.03)

Diluted income (loss) per share	$0.13	$(0.47)	$0.40	$(0.75)

Weighted average shares used to compute earnings per share:
Basic	91.5	91.1	91.5	91.0
Diluted	91.8	91.1	91.7	91.0
Dividends paid per share of common stock	$—	$—	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$114.7	$48.7
Accounts receivable, net	345.6	263.5
Inventories	201.7	196.9
Deferred income tax assets	27.0	26.9
Other current assets	16.9	17.7
Discontinued operations	33.4	52.1

Total current assets	739.3	605.8
Property, net	431.2	486.1
Investment in equity affiliates	268.3	256.7
Goodwill, net	327.1	334.0
Other intangible assets, net	14.1	20.2
Other non-current assets	59.8	53.2
Discontinued operations	63.1	144.9

Total assets	$1,902.9	$1,900.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$4.0	$1.1
Accounts payable	221.6	173.4
Accrued expenses	124.7	111.1
Current portion of long-term debt	44.4	26.3
Discontinued operations	24.9	52.3

Total current liabilities	419.6	364.2
Long-term debt	673.0	757.1
Deferred income tax liabilities	24.2	25.9
Post-retirement benefits other than pensions	115.0	120.3
Other non-current liabilities, including pensions	266.0	257.9
Minority interest in consolidated subsidiaries	7.8	8.5
Discontinued operations	0.2	0.2

Total liabilities	1,505.8	1,534.1
Shareholders’ equity:
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $.01 par, 400.0 shares authorized, 122.2 shares issued at September 30, 2004 and December 31, 2003	1.2	1.2
Other shareholders’ equity	395.9	365.6

Total shareholders’ equity	397.1	366.8

Total liabilities and shareholders’ equity	$1,902.9	$1,900.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities
Net income (loss)	$37.1	$(68.5)
Income (loss) from discontinued operations	7.7	(3.1)

Income (loss) from continuing operations	29.4	(65.4)
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities of continuing operations:
Employee separation and plant phase-out charges	(1.5)	26.1
Cash payments on employee separation and plant phase-out	(18.9)	(35.3)
Charges for environmental remediation at inactive sites	8.7	1.1
Cash payments on environmental remediation at inactive sites	(1.0)	(1.2)
Depreciation and amortization	31.7	38.6
Loss on sale of assets	5.9	0.3
Companies carried at equity and minority interest:
Income from equity affiliates	(47.1)	(27.2)
Minority interest expense	1.0	1.4
Dividends and distributions received	34.7	12.5
Deferred income taxes	1.4	—
Change in assets and liabilities:
Accounts receivable	(60.6)	(128.0)
FIFO inventories	(25.7)	1.2
Accounts payable	55.0	4.6
Decrease in sale of accounts receivable	(70.7)	(14.6)
Accrued expenses and other	42.3	27.6

Net cash used by operating activities of continuing operations	(15.4)	(158.3)
Investing Activities
Capital expenditures	(13.0)	(22.7)
Business acquired, net of cash received	(5.1)	(15.8)
Proceeds from sale of discontinued business, net of note receivable of $14.0	106.0	—
Proceeds from sale of assets	31.9	27.0

Net cash provided (used) by investing activities of continuing operations	119.8	(11.5)
Financing Activities
Change in short-term debt	20.9	(90.1)
Change in long-term debt	(83.4)	297.8
Termination of interest rate swaps	(0.3)	(2.6)
Debt issuance costs	—	(14.7)

Net cash provided (used) by financing activities of continuing operations	(62.8)	190.4
Net cash provided (used) by discontinued operations	24.8	(8.4)
Effect of exchange rate on changes on cash	(0.4)	(3.2)

Increase in cash and cash equivalents	66.0	9.0
Cash and cash equivalents at beginning of period	48.7	41.4

Cash and cash equivalents at end of period	$114.7	$50.4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

									Accumulated
		Common					Common		Other Non-
		Shares			Additional	Retained	Stock Held	Share	Owner
	Common	Held in		Common	Paid-In	Earnings	in	Ownership	Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Trust	Changes
Balance January 1, 2003	122,192	30,517	$579.7	$1.2	$1,069.5	$18.7	$(341.1)	$(1.8)	$(166.8)
Non-owner equity changes:
Net loss			(19.3)			(19.3)
Translation adjustment			11.3						11.3
Net unrealized gain on securities			0.1						0.1

Total non-owner equity changes			(7.9)
Stock-based compensation and benefits		(35)	0.9		(0.4)		0.4	0.4	0.5

Balance March 31, 2003	122,192	30,482	$572.7	$1.2	$1,069.1	$(0.6)	$(340.7)	$(1.4)	$(154.9)
Non-owner equity changes:
Net loss			(6.0)			(6.0)
Translation adjustment			7.9						7.9
Net unrealized gain on securities			—						—

Total non-owner equity changes			1.9
Adjustment to market value			—		0.1			(0.1)
Stock-based compensation and benefits		(23)	0.7		(0.2)		0.3	0.3	0.3

Balance June 30, 2003	122,192	30,459	$575.3	$1.2	$1,069.0	$(6.6)	$(340.4)	$(1.2)	$(146.7)
Non-owner equity changes:
Net loss			(43.2)			(43.2)
Translation adjustment			(0.4)						(0.4)
Net unrealized gain on securities			0.1						0.1

Total non-owner equity changes			(43.5)
Stock-based compensation and benefits		(16)	0.3		(0.3)		0.3		0.3

Balance September 30, 2003	122,192	30,443	$532.1	$1.2	$1,068.7	$(49.8)	$(340.1)	$(1.2)	$(146.7)

Balance January 1, 2004	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Non-owner equity changes:
Net income			4.0			4.0
Translation adjustment			0.2			—			0.2

Total non-owner equity changes			4.2			4.0			0.2
Stock-based compensation and benefits		141	(0.9)		(0.1)		(0.8)

Balance March 31, 2004	122,192	30,566	$370.1	$1.2	$1,068.6	$(228.4)	$(340.6)	$(1.3)	$(129.4)
Non-owner equity changes:
Net income			21.5			21.5			—
Translation adjustment			(12.5)			—			(12.5)

Total non-owner equity changes			9.0			21.5			(12.5)
Stock-based compensation and benefits		(4)	—		0.1			(0.1)

Balance June 30, 2004	122,192	30,562	$379.1	$1.2	$1,068.7	$(206.9)	$(340.6)	$(1.4)	$(141.9)
Non-owner equity changes:
Net income			11.6			11.6			—
Translation adjustment			6.3			—			6.3

Total non-owner equity changes			17.9			11.6			6.3
Stock-based compensation and benefits		(24)	0.1		(0.1)		0.2

Balance September 30, 2004	122,192	30,538	$397.1	$1.2	$1,068.6	$(195.3)	$(340.4)	$(1.4)	$(135.6)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of PolyOne Corporation.

Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2004.

We have separately presented costs related to employee separation and plant phase-out, environmental remediation at inactive sites and loss on sale of assets in our Condensed Consolidated Statements of Operations. Employee separation and plant phase-out costs are discussed in Note H below. Environmental remediation at inactive sites represents environmental remediation costs for manufacturing facilities that we either no longer own, or that we closed in prior years. Loss on sale of assets includes a $0.3 million loss recorded upon the sale of our European vinyl compounding business in the second quarter of 2003 and a $5.9 million loss upon the sale of our Melos rubber granulates business in the second quarter of 2004. We completed the sale of the Melos business on June 9, 2004 to the Melos management team, which was supported by investors from a group of European banks and funds, to allow us to focus on our core plastic compounding and color additives businesses. The business, which we acquired in 1998, had 2003 sales of approximately $35 million and was previously included in the Performance Plastics business segment.

On October 21, 2003, we announced that our future focus would be on our global Plastics Compounding and Color & Additive Masterbatch businesses, and our Distribution business, as part of our drive to improve profitability and strengthen our balance sheet because we believe these businesses have the strongest market synergies and potential for success. As a result, our Elastomers and Performance Additives, Engineered Films and Specialty Resins businesses were targeted for divestment. The Elastomers and Performance Additives business had 2002 sales of $363.8 million and pre-tax income of $24.0 million. The Engineered Films and Specialty Resins businesses had 2002 sales of $242.9 million and pre-tax income of $8.7 million.

As a result, as of December 31, 2003, PolyOne’s Elastomers and Performance Additives, Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. The net assets held for sale of the discontinued operations were written down in the fourth quarter of 2003 to their projected net sale proceeds. These charges, totaling $92.6 million for the Elastomers and Performance Additives business and $37.9 million for the Engineered Films and Specialty Resins businesses, were included in “Income (loss) from discontinued operations and loss on sale, net of income taxes” on the Consolidated Statement of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

On June 28, 2004, we entered into a definitive agreement with an entity formed by an investor group led by Lion Chemical Capital, LLC and ACI Capital Co., Inc. to sell our Elastomers and Performance Additives business. The sale, which was completed on August 5, 2004, provided gross proceeds before associated fees and costs of approximately $120 million, of which $106 million was paid in cash on that date and $14 million is in the form of a six-year note from the buyer. This price was within our previous range of estimates for the sale of this unit. Accordingly, through September 30, 2004, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities and cash flows) has been reported separately as discontinued operations. Elastomers and Performance Additives was previously reported as a separate business segment. The Specialty Resins and Engineered Films businesses were previously included in PolyOne’s Performance Plastics business segment. In addition, in 2004, PolyOne recognized a $15.3 million non-cash pre-tax charge for impairment of net assets held for sale to adjust the net asset carrying value of the Elastomers and Performance Additives business to the net proceeds. The carrying amounts of the major classes of assets and liabilities of the Engineered Films and Specialty Resins businesses as of September 30, 2004 are reflected in “Discontinued operations” in the Condensed Consolidated Balance Sheets. The net carrying value of these businesses at September 30, 2004 was $71.4 million.

Note B – Accounting Policies

Stock-Based Compensation - As provided under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of Accounting

Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne stock covered by the grant exceeds the appreciation rights’ specified value. At September 30, 2004, approximately 1.6 million SARs were issued and outstanding, of which approximately 184,000 were vested and exercisable at share prices ranging from $6.00 to $12.22. The impact on compensation expense was less than $0.1 million for the three and nine month periods ended September 30, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$11.6	$(43.2)	$37.1	$(68.5)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	0.6	1.2	1.9	3.7

Pro forma net income (loss)	$11.0	$(44.4)	$35.2	$(72.2)

Net income (loss) per share:
Basic and diluted - as reported	$0.13	$(0.47)	$0.40	$(0.75)
Basic and diluted - pro forma	$0.12	$(0.49)	$0.38	$(0.79)

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

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004. On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005, though early adoption would be encouraged, provided that financial statements for periods prior to the effective date have not been issued.

Reclassification - Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

Note C – Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 by business segment are as follows:

	Performance
(In millions)	Plastics	Distribution	Other	Total
December 31, 2003	$331.6	$1.1	$1.3	$334.0
Business acquisition	1.8	0.5	—	2.3
Business divestment	(9.0)	—	—	(9.0)
Currency translation	(0.2)	—	—	(0.2)

September 30, 2004	$324.2	$1.6	$1.3	$327.1

Information regarding PolyOne’s other intangible assets follows:

	As of December 31, 2003:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.1	$(3.4)	$—	$4.7
Sales contract	12.9	(5.9)	—	7.0
Patents, technology and other	13.3	(6.0)	1.2	8.5

Total	$34.3	$(15.3)	$1.2	$20.2

	As of September 30, 2004:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.1)	$—	$3.5
Sales contract	12.9	(6.4)	—	6.5
Patents, technology and other	4.0	(1.0)	1.1	4.1

Total	$25.5	$(12.5)	$1.1	$14.1

Amortization of other intangible assets follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Amortization of other intangible assets	$0.8	$0.8	$2.8	$3.0

Amortization expense for each of the five succeeding fiscal years is expected to be approximately $3 million per year.

As of September 30, 2004, we had $327.1 million of goodwill that resulted from acquiring businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill and we have elected July 1 as our annual assessment date. During the third quarter of 2004, we completed the required “phase one” goodwill impairment assessment and determined that goodwill was not impaired as of July 1, 2004. We use the combination of two valuation methodologies, a market approach and an income approach, to estimate the fair value of our reporting units. The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the forecasted debt-free cash flow. The average fair values of the market approach and income approach exceeded the carrying value by 92% for the Plastic Compounds and Colors reporting unit and by 9% for the Formulators reporting unit. Using the lowest fair value determined by these two methodologies would have resulted in a fair value that exceeded the carrying value by 92% for the Plastic Compounds and Colors reporting unit and by 7% for the Formulators reporting unit. While we determined that there was no additional goodwill impairment as of the annual assessment on July 1, 2004, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in our having to perform an interim assessment for some or all of our reporting units prior to the next required 2005 annual assessment.

Note D – Inventories

Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2004	2003
Finished products and in-process inventories	$147.3	$135.0
Raw materials and supplies	83.1	82.9

	230.4	217.9
LIFO reserve	(28.7)	(21.0)

Total inventories	$201.7	$196.9

Note E – Income Taxes

For the third quarter of 2004, PolyOne recorded tax expense of $2.2 million before discontinued operations, which was entirely for foreign taxes. A tax provision was not recorded on domestic income, as a result of the deferred tax valuation recorded in previous periods. PolyOne continues to maintain a full valuation allowance against its net deferred federal and state deferred tax assets. PolyOne intends to maintain a valuation allowance until positive evidence exists to support realization of some or all of the valuation allowance. During the same period in 2003, PolyOne recorded a deferred tax allowance in accordance with SFAS No. 109, “Accounting for Income Taxes.” In addition, PolyOne recorded tax expense of $24.0 million related to dividends from foreign subsidiaries and $2.3 million for foreign taxes.

For the nine months ended September 30, 2004, PolyOne recorded tax expense of $7.5 million before discontinued operations, which was entirely for foreign taxes. The tax expense for the nine months ended September 30, 2003 included a tax benefit of $32.1 million, offset by $24.0 million of tax expense related to dividends from foreign subsidiaries, a tax valuation allowance of $9.0 million and foreign tax expense of $10.3 million.

Note F – Investment in Equity Affiliates

PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls’ summarized results of operations for the three and nine months ended September 30, 2004 and 2003, and summarized balance sheet information as of September 30, 2004 and December 31, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Net sales	$590.6	$452.0	$1,675.3	$1,292.9
Operating income	84.4	34.0	201.1	85.1
Partnership income as reported by OxyVinyls	67.0	29.4	152.7	65.9
PolyOne’s ownership of OxyVinyls	24%	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	16.1	7.0	36.7	15.8
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.2	0.4	0.5

Earnings of equity affiliate recorded by PolyOne	$16.2	$7.2	$37.1	$16.3

	September 30,	December 31,
(In millions)	2004	2003
Current assets	$382.8	$326.7
Non-current assets	1,413.5	1,489.4

Total assets	1,796.3	1,816.1

Current liabilities	187.3	196.5
Non-current liabilities	555.8	598.3

Total liabilities	743.1	794.8

Partnership capital	$1,053.2	$1,021.3

OxyVinyls’ income during the first quarter of 2003 reported above includes a charge of $3.4 million, net of tax, in connection with a change in accounting from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Our proportionate share of the charge was $0.8 million.

PolyOne’s Resin and Intermediates segment also includes SunBelt Chlor-Alkali Partnership (SunBelt), which is 50% owned by PolyOne. The following table presents SunBelt’s summarized results of operations for the three and nine months ended September 30,

2004 and 2003, and summarized balance sheet information as of September 30, 2004 and December 31, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Net sales	$26.8	$25.6	$69.7	$75.3
Operating income	9.6	7.9	21.1	25.9
Partnership income as reported by SunBelt	6.4	4.6	11.8	16.0
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$3.2	$2.3	$5.9	$8.0

	September 30,	December 31,
(In millions)	2004	2003
Current assets	$33.9	$13.1
Non-current assets	126.4	135.3

Total assets	160.3	148.4

Current liabilities	20.5	6.4
Non-current liabilities	158.4	170.6

Total liabilities	178.9	177.0

Partnership deficit	$(18.6)	$(28.6)

The Performance Plastics segment includes DH Compounding Company (owned 50%), BayOne Urethane Systems, L.L.C (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. For the one-month period ended January 31, 2003, the Performance Plastics segment included results from Techmer PM, LLC, an equity affiliate (owned 51%). In January 2003, we sold our unconsolidated equity ownership interest in Techmer. For the eight-month period ended August 31, 2003, the Resin and Intermediates segment included results from Welvic Australia Pty Ltd (Welvic), an equity affiliate (owned 37.4%). As of September 1, 2003, Welvic sold substantially all of its net operating assets to Orica Ltd, the other partner in the joint venture with PolyOne. Combined summarized financial information for these equity affiliates is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Net sales	$28.8	$17.9	$86.3	$51.2
Operating income	$2.7	$0.3	$9.2	$4.6
Net income	$2.5	$1.2	$8.4	$4.1

Note G – Earnings Per Share Computation

Weighted average shares outstanding are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Weighted-average shares – basic:
Weighted-average shares outstanding	91.5	91.7	91.5	91.6
Less unearned portion of restricted stock awards included in outstanding shares	—	(0.6)	—	(0.6)

	91.5	91.1	91.5	91.0

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	91.5	91.1	91.5	91.0
Plus unearned portion of restricted stock awards included in outstanding shares plus dilutive impact of stock options and stock awards	0.3	—	0.2	—

	91.8	91.1	91.7	91.0

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.

PolyOne has excluded all outstanding options from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2003 because they would have had an anti-dilutive effect due to PolyOne’s net loss from continuing operations and exercise prices greater than the average market price of PolyOne’s common shares during these periods.

Note H – Employee Separation and Plant Phase-Out

During 2003 and 2004, we have undertaken several restructuring initiatives to improve profitability and, as a result, have incurred various employee separation and plant phase-out costs.

Employee separation costs include salary continuation benefits, medical coverage and outplacement assistance and are based upon a formula that takes into account each individual employee’s base compensation level and length of service. We maintain an employee severance plan that provides specific benefits to all employees (except those employed under collective bargaining agreements) who lose their jobs due to reduction in workforce or job elimination initiatives or from closing manufacturing facilities. Collective bargaining employees are covered under the terms of the specific agreement under which they are employed. The amount is determined separately for each affected employee and is recognized at the date the employee is notified if the actual termination date will be within 60 days of notification, or is accrued on a straight-line basis over the period from the notification date to the actual termination date if the termination date is greater than 60 days after the notification date. Of the 1,108 employees identified during 2003 and 40 employees identified in 2001 to be terminated, 405 remained to be terminated at December 31, 2003. As of September 30, 2004, all employees who were affected by these restructuring initiatives have been terminated.

Plant phase-out costs include the impairment of buildings, land, manufacturing equipment and office equipment at manufacturing facilities, and the resulting write-down of the carrying value of these assets to fair value, which represents our best estimate of the net proceeds to be received for the assets to be sold or scrapped, less cost to sell. Plant phase-out costs also include cash facility closing costs and lease termination costs. Assets transferred to other PolyOne facilities were transferred at net book value.

These costs associated with continuing operations are reflected on the Condensed Consolidated Statement of Operations on the line “Employee separation and plant phase-out.” These costs associated with discontinued operations are reflected on the Condensed Consolidated Statement of Operations on the line “Income (loss) from discontinued operations, net of income taxes.” Plant phase-out costs for continuing operations relate to the Performance Plastics business segment, and for discontinued operations relate to the Engineered Films business, formerly included in the Performance Plastics business segment, and the Elastomers and Performance Additives business, which was previously reported as a separate business segment. For further information, please refer to Note F to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2004 Charges — Operating income for the first nine months of 2004 includes a $1.5 million benefit and income from discontinued operations includes a $0.9 million expense relative to employee separation and plant phase-out costs as a result of adjusting our estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. Charges recorded in 2004 totaling $6.7 million resulted from the announcement in the fourth quarter of 2003 and closure in the first quarter of 2004 of one of our Engineered Films’ manufacturing facilities and two of our Elastomers and Performance Additives’ manufacturing facilities. In addition, a gain of $0.3 million was recorded upon the sale of a previously closed Elastomers and Performance Additives’ manufacturing facility located in Tillsonburg, Ontario. As a result, income from discontinued operations for the same period was reduced by $6.4 million on a pre-tax basis for employee separation and plant phase-out costs. The liabilities for employee separation and plant phase-out for the businesses reported as discontinued operations will be retained by PolyOne upon the sale of these businesses and, as a result, are included in this discussion. All employees who were affected by the restructuring initiatives announced in prior years have been terminated as of September 30, 2004. The remaining employee separation costs accrued at September 30, 2004 totaling $4.2 million are expected to be paid out through the second quarter of 2005. The remaining plant phase-out cash closure costs accrued at September 30, 2004 totaling $2.9 million are expected to be paid out through the first quarter of 2007.

2003 Charges - Operating income for the first nine months of 2003 was reduced by $26.1 million, and income from discontinued operations for the same period was reduced by $9.2 million, on a pre-tax basis for employee separation and plant phase-out costs. A total of $21.4 million resulted from a January 2003 announcement to reduce approximately 400 staff personnel, of which $18.4 million related to continuing operations and $3.0 million related to discontinued operations. In June 2003, the decision was made to close the Fort Worth, Texas color additives plant, for which an expense of $3.5 million was recorded. During the second quarter of 2003, PolyOne adjusted its estimate for the remaining liabilities associated with restructuring initiatives announced in prior years. As a result of the adjustment, net reserves of $4.0 million were reversed and included in “employee separation and plant phase-out” on the Consolidated Statements of Operations. During the third quarter of 2003, PolyOne closed two leased Ohio administrative offices, closed a portion of the Mexico Distribution business and reduced manufacturing personnel in the North American plastics businesses. The impact of the third quarter closures and reductions was to reduce operating income by $8.2 million and to terminate 112 employees. The remaining $6.2 million of charges in discontinued operations resulted from an announcement in March 2003 to close an Engineered Films’ plant.

The following table summarizes the provisions, payments and remaining reserves associated with each of these initiatives from January 1, 2003 through September 30, 2004:

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
January 2003 reduction of staff personnel
Balance at January 1, 2003		$—	$—	$—	$—
2003 charge (benefit):
Continuing operations	400	17.7			17.7
Discontinued operations		3.0			3.0
Utilized 2003	(400)	(19.2)			(19.2)

Balance at December 31, 2003	—	1.5	—	—	1.5
2004 charge (benefit):
Continuing operations		(0.5)			(0.5)
Discontinued operations
Utilized 2004		(0.9)			(0.9)

Balance at September, 2004	—	$0.1	$—	$—	$0.1

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Performance Plastics restructuring announced in 2001
Balance at January 1, 2003	40	$13.5	$1.1	$—	$14.6
2003 charge (benefit):
Continuing operations		(3.6)	0.3	1.1	(2.2)
Discontinued operations
Utilized 2003	(40)	(9.0)	(1.3)	(1.1)	(11.4)

Balance at December 31, 2003	—	0.9	0.1	—	1.0
2004 charge (benefit):
Continuing operations		(0.9)	(0.1)		(1.0)
Discontinued operations
Utilized 2004

Balance at September, 2004	—	$—	$—	$—	$—

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Closure and exit of Engineered Films manufacturing plants
Balance at January 1, 2003	—	$—	$-—	$—	$—
2003 charge (benefit):
Continuing operations
Discontinued operations	199	4.8	3.2	7.1	15.1
Utilized 2003	(82)	(2.2)	(0.9)	(7.1)	(10.2)

Balance at December 31, 2003	117	2.6	2.3	—	4.9
2004 charge (benefit):
Continuing operations
Discontinued operations		3.0	(0.1)		2.9
Utilized 2004	(117)	(4.7)	(1.0)		(5.7)

Balance at September, 2004	—	$0.9	$1.2	$—	$2.1

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Wynne, Arkansas and Deforest, Wisconsin production facility closures
Balance at January 1, 2003	—	$—	$—	$—	$—
2003 charge (benefit):
Continuing operations
Discontinued operations	137	1.6		5.5	7.1
Utilized 2003				(5.5)	(5.5)

Balance at December 31, 2003	137	1.6	—	—	1.6
2004 charge (benefit):
Continuing operations
Discontinued operations		1.0	2.5		3.5
Utilized 2004	(137)	(2.6)	(2.5)		(5.1)

Balance at September, 2004	—	$—	$—	$—	$—

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
June 2003 closure of Ft. Worth, Texas color additives plant
Balance at January 1, 2003	—	$—	$—	$—	$—
2003 charge (benefit):
Continuing operations	32	0.5	0.4	2.7	3.6
Discontinued operations
Utilized 2003	(32)	(0.5)	(0.4)	(2.7)	(3.6)

Balance at December 31, 2003	—	—	—	—	—
2004 charge (benefit):
Continuing operations		0.6			0.6
Discontinued operations		(0.6)			(0.6)
Utilized 2004

Balance at September, 2004	—	$—	$—	$—	$—

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Mexico & North America administrative staff reductions
Balance at January 1, 2003	—	$—	$—	$—	$—
2003 charge (benefit):
Continuing operations	340	12.9	2.6	0.5	16.0
Discontinued operations		1.2			1.2
Utilized 2003	(189)	(5.1)	(0.4)	(0.5)	(6.0)

Balance at December 31, 2003	151	9.0	2.2	—	11.2
2004 charge (benefit):
Continuing operations		(0.6)			(0.6)
Discontinued operations		0.9			0.9
Utilized 2004	(151)	(6.1)	(0.5)		(6.6)

Balance at September, 2004	—	$3.2	$1.7	$—	$4.9

	Employee Separation		Plant Phase-Out Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Total
Balance at January 1, 2003	40	$13.5	$1.1	$—	$14.6
2003 charge (benefit):
Continuing operations	772	27.5	3.3	4.3	35.1
Discontinued operations	336	10.6	3.2	12.6	26.4
Utilized 2003	(743)	(36.0)	(3.0)	(16.9)	(55.9)

Balance at December 31, 2003	405	15.6	4.6	—	20.2
2004 charge (benefit):
Continuing operations		(1.4)	(0.1)		(1.5)
Discontinued operations		4.9	2.4		7.3
Utilized 2004	(405)	(14.9)	(4.0)		(18.9)

Balance at September, 2004	—	$4.2	$2.9	$—	$7.1

Note I - Employee Benefit Plans

Components of defined-benefit pension plan costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Service cost	$—	$0.7	$0.6	$1.1
Interest cost	6.5	6.7	21.5	22.5
Expected return on plan assets	(5.2)	(4.9)	(19.0)	(16.3)
Amortization of unrecognized losses, transition obligation and prior service cost	0.2	2.8	8.0	10.4

	$1.5	$5.3	$11.1	$17.7

There is currently no minimum pension funding payment required for 2004. This differs from the 2004 minimum pension funding estimate of $16 million discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and from the estimate of $5 million discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 due to recently passed U.S. legislation providing funding relief. We made a voluntary $3.9 million pension funding payment on October 15, 2004. Any additional funding we make in 2004 will depend upon the available cash flows of the business. After giving effect to the $3.9 million October 2004 payment, we currently estimate a minimum funding requirement in 2005 of approximately $28 million. Any additional 2004 funding contributions in excess of the required minimum will reduce funding required in 2005.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Service cost	$—	$0.2	$0.4	$0.6
Interest cost	0.9	2.5	6.1	7.7
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(1.2)	0.4	(0.6)	0.6

	$(0.3)	$3.1	$5.9	$8.9

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). On May 19, 2004, the FASB issued Financial Staff Position Number 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The FSP is effective for the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. As a result, the net cost above reflects a $0.8 million pre-tax benefit for the year to date, which was recorded in the third quarter of 2004 and is included in “Amortization of unrecognized losses, transition obligation and prior service cost.”

Note J – Financing Arrangements

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At September 30, 2004, the six remaining agreements had a net fair value obligation of ($3.0) million. The weighted-average interest rate for these six agreements was 5.634%. There have been no material changes in the market risk faced by us from December 31, 2003 to September 30, 2004.

Note K – Sale of Accounts Receivable

Accounts receivable consist of the following:

	September 30,	December 31,
(In millions)	2004	2003
Trade accounts receivable	$173.6	$134.9
Retained interest in securitized accounts receivable	179.4	137.9
Allowance for doubtful accounts	(7.4)	(9.3)

	$345.6	$263.5

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy remote subsidiary. At September 30, 2004, accounts receivable totaling $179.4 million were sold by PolyOne to PFC and, as a result, are included as a reduction of accounts receivable on the PolyOne Condensed Consolidated Balance Sheet. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the then-current amount of the accounts receivable sold to PFC. At September 30, 2004, PFC had not sold any of its undivided interests in accounts receivable. PolyOne retains an interest in the $179.4 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this interest retained by PolyOne is included in accounts receivable on the PolyOne Condensed Consolidated Balance Sheet at September 30, 2004 and December 31, 2003. As a result of the sale of our Elastomers and Performance Additives business in August 2004, we amended our receivables sale facility in the third quarter of 2004 to reduce the amount of eligible receivables available to be sold from $225 million to $175 million. The receivables sale facility also makes up to $50 million available for the issuance of standby letters of credit as a sub-limit within the $175 million limit under the facility. Continued availability of the securitization program depends upon compliance with covenants, related primarily to operating performance as set forth in the related agreements. As of September 30, 2004, PolyOne was in compliance with all such covenants.

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

Note L – Segment Information

PolyOne operates in three business segments: Performance Plastics, Distribution, and Resin and Intermediates. The Elastomers and Performance Additives business that was sold on August 5, 2004 (see Note A) was previously reported as a separate business segment. The Specialty Resins and Engineered Films businesses were previously included in the Performance Plastics business segment. All three of these businesses are now included in discontinued operations. The Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 include the results of the Elastomers and Performance Additives business only through August 5, 2004. The accounting policies of each business segment are consistent with those described in the “Summary of Significant Accounting Policies” in Note C to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Business segment assets consist primarily of customer receivables, inventories, net property and goodwill. Inter-segment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of inter-segment sales, certain unallocated corporate expenses, including a portion of certain corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, assets of discontinued operations and certain other unallocated corporate assets.

Senior management uses operating income before the effect of “special items” to assess performance and allocate resources to business segments because senior management believes that this measure is useful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, operating income before the effect of “special items” is a component of the PolyOne Annual Incentive Plan at the corporate level and is used in debt covenant computations.

“Special items” include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, asset impairments, environmental remediation costs for facilities no longer owned or closed in prior years, and gains and losses on the divestiture of joint ventures and equity investments.

		Performance		Resin and	Other	Special
Nine months ended September 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Segment	Items
Net Sales	$1,645.6	$1,294.8	$454.3		$(103.5)
Inter-segment sales	—	(99.1)	(4.4)		103.5

Sales to external customers	$1,645.6	$1,195.7	$449.9		$—

Operating income	$103.4	$74.2	$14.0	$33.8	$(18.6)

Special items		4.5	—	4.5	4.1	(13.1)

Operating income before allocation of special items		$78.7	$14.0	$38.3	$(14.5)

		Performance		Resin and	Other	Special
Nine months ended September 30, 2003 (in millions)	Total	Plastics	Distribution	Intermediates	Segment	Items
Net Sales	$1,490.5	$1,183.0	$397.1		$(89.6)
Inter-segment sales	—	(84.6)	(5.0)		89.6

Sales to external customers	$1,490.5	$1,098.4	$392.1		$—

Operating income	$3.9	$10.5	$4.2	$17.2	$(28.0)

Special items		17.7	2.5	2.9	8.6	(31.7)

Operating income before allocation of special items		$28.2	$6.7	$20.1	$(19.4)

		Performance		Resin and	Other	Special
Three months ended September 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Segment	Items
Net Sales	$552.2	$426.9	$154.7		$(29.4)
Inter-segment sales	—	(27.9)	(1.5)		29.4

Sales to external customers	$552.2	$399.0	$153.2		$—

Operating income	$37.8	$28.5	$4.5	$14.9	$(10.1)

Special items		(0.1)	—	3.2	4.2	(7.3)

Operating income before allocation of special items		$28.4	$4.5	$18.1	$(5.9)

		Performance		Resin and	Other	Special
Three months ended September 30, 2003 (in millions)	Total	Plastics	Distribution	Intermediates	Segment	Items
Net Sales	$493.3	$392.6	$128.1		$(27.4)
Inter-segment sales	—	(25.7)	(1.7)		27.4

Sales to external customers	$493.3	$366.9	$126.4		$—

Operating income	$6.7	$7.2	$0.5	$7.6	$(8.6)

Special items		5.6	1.7	0.3	1.6	(9.2)

Operating income before allocation of special items		$12.8	$2.2	$7.9	$(7.0)

A breakdown of the Performance Plastics segment’s sales for the three and nine months ended September 30, 2004 and the changes versus the same periods in 2003, by primary product group, is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2004	2004	2004	2004	2004
	Sales $	Sales $	Shipment Lbs.	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2003	vs. 2003	Total	vs. 2003	vs. 2003
Vinyl Compounds	42%	11%	8%	42%	12%	10%
Colors and Additives	14%	12%	28%	13%	8%	24%
Engineered Materials	7%	10%	(8)%	7%	5%	(5)%
International Compounds and Colors	27%	6%	(10)%	28%	10%	(5)%
Formulators	10%	1%	(8)%	10%	0%	(3)%

Total Performance Plastics	100%	9%	4%	100%	9%	6%

Note M – Commitments and Contingencies

There are pending or threatened against PolyOne or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to employment, commercial, product liability and environmental matters, which seek damages or other remedies.

PolyOne has accrued for environmental liabilities based upon estimates prepared by its environmental engineers and consultants to cover probable future environmental expenditures related to previously contaminated sites. The accrual, totaling approximately $64.2 million at September 30, 2004, represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at September 30, 2004. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations and technologies are developed or as additional information is obtained. Additional information related to our environmental liabilities is included in Note O to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

PolyOne guarantees $85.3 million of SunBelt’s outstanding senior secured notes issued in connection with the construction of the chlor-alkali facility in Macintosh, Alabama. This debt, for which principal payments are made annually, and the related guarantee mature in 2017.

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

Discontinued Operations - As of December 31, 2003, PolyOne’s Elastomers and Performance Additives, Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. As a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Elastomers and Performance Additives was previously reported as a separate business segment. As discussed in Note A to the Condensed Consolidated Financial Statements, we completed the sale of our Elastomers and Performance Additives business on August 5, 2004. Specialty Resins and Engineered Films were previously included in PolyOne’s Performance Plastics business segment. The following table summarizes the results for the businesses reported as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Sales:
Elastomers and Performance Additives	$30.3	$84.7	$220.2	$266.2
Specialty Resins and Engineered Films	55.1	52.6	175.7	170.3

Total sales	$85.4	$137.3	$395.9	$436.5

Income (loss):
Elastomers and Performance Additives	$2.9	$5.8	$20.6	$21.2
Specialty Resins and Engineered Films	3.2	0.7	11.0	2.9
Depreciation and amortization	—	(5.8)	—	(17.4)
Employee separation and plant phase-out costs	(1.0)	(0.6)	(7.3)	(9.2)

Operating income (loss)	5.1	0.1	24.3	(2.5)
Net asset impairment	(5.4)	—	(15.3)	—
Interest (expense), net	—	(0.1)	(0.1)	(0.1)
Other income (expense), net	0.2	(0.4)	(0.2)	(0.2)
Income tax (expense)	(0.1)	(1.4)	(1.0)	(0.3)

Income (loss) from discontinued operations, after taxes	$(0.2)	$(1.8)	$7.7	$(3.1)

In restating the 2003 operating results of the discontinued operations, estimated indirect costs previously allocated to the Elastomers and Performance Additives, Specialty Resins and Engineered Films businesses that are expected to be retained by PolyOne upon disposal of these businesses have now been included in the continuing businesses operating results. These costs, totaling $4.1 million in the third quarter of 2003 and $13.8 million for the nine months ended September 30, 2003, were allocated to the continuing business segments as follows: Performance Plastics 40%, Distribution 12% and Other 48%.

Outlook – We anticipate that fourth quarter 2004 revenues from continuing operations could be down 6 percent to 10 percent from third quarter levels. Compared with the fourth quarter of 2003, however, we anticipate revenues from continuing operations to increase in the range of 5 percent to 10 percent. Compared to the third quarter, this anticipated decline in sales could result in $10 million to $16 million lower operating income.

All of our North American and International operating units are expected to continue to experience margin compression from higher raw material, additive and freight costs. Nevertheless, we anticipate mitigating most of the adverse effects from these pressures through increased product selling prices and product reformulations.

While the Resin and Intermediates segment should continue to benefit in the fourth quarter of 2004 from increasing market prices for polyvinyl chloride (PVC) resin and caustic soda, we anticipate typical seasonal slowing in PVC resin demand compared with the third quarter. Average PVC resin industry prices are projected to be slightly higher primarily due to increases realized during the third quarter that lift the sequential quarter average. Additionally, caustic soda should continue the current trend and realize higher average market prices. Ethylene prices are also projected to escalate further in the fourth quarter in conjunction with high natural gas and oil costs. In combination, these factors could result in a quarterly Resin and Intermediates operating income decrease of between $2 million and $4 million compared with the third quarter of 2004.

Net income from discontinued operations should be lower in the fourth quarter of 2004 compared with the third quarter of 2004 as a result of the sale of the Elastomers and Performance Additives unit during the third quarter, continued margin pressure and lower seasonal demand for Specialty Resins and Engineered Films products. The net result is that the discontinued businesses could contribute between $3 million and $4 million less net income in the fourth quarter than in the third quarter of 2004.

We anticipate fourth quarter cost levels to be generally comparable with the third quarter after considering the cost adjustments discussed above. Interest expense should decline by approximately $1 million in the fourth quarter from the third quarter as a result of the early retirement of debt. We do not expect that the premium associated with early debt retirement will approach the $3 million experienced in the third quarter.

We will continue to maintain a full valuation allowance against net federal and state deferred tax assets, even though loss carry-forwards are expected to preclude us from paying these taxes for several years. We anticipate foreign income taxes to be between $2 million and $3 million in the fourth quarter of 2004.

We are projecting positive cash generation in the fourth quarter of 2004 before considering business divestments, which will be driven by cash earnings, reduced working capital needs and diminishing cash restructuring costs.

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Sales:
Performance Plastics segment	$426.9	$392.6	$1,294.8	$1,183.0
Distribution segment	154.7	128.1	454.3	397.1
Inter-segment eliminations	(29.4)	(27.4)	(103.5)	(89.6)

Total sales	$552.2	$493.3	$1,645.6	$1,490.5

Net income (loss):
Performance Plastics segment	$28.4	$12.8	$78.7	$28.2
Distribution segment	4.5	2.2	14.0	6.7
Resin and Intermediates segment	18.1	7.9	38.3	20.1
Other segment	(5.9)	(7.0)	(14.5)	(19.4)
Employee separation and plant phase-out (a)	0.3	(7.7)	1.5	(26.1)
Environmental remediation at inactive sites (a)	(7.4)	(0.3)	(8.7)	(1.1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Loss on sale of assets (a)	(0.2)	—	(5.9)	(0.3)
Period plant phase-out costs incurred (a)	—	(1.2)	—	(2.4)
Equity affiliate - cumulative change in accounting (a)	—	—	—	(0.8)
Equity affiliate – employee separation (a)	—	—	—	(1.0)

Operating income	37.8	6.7	103.4	3.9
Interest expense	(18.1)	(19.2)	(54.8)	(49.0)
Other expense, net	(5.7)	(2.6)	(11.7)	(9.1)
Income tax expense	(2.2)	(26.3)	(7.5)	(11.2)

Income (loss) before discontinued operations	11.8	(41.4)	29.4	(65.4)
Income (loss) from discontinued operations, after taxes	(0.2)	(1.8)	7.7	(3.1)

Net income (loss)	$11.6	$(43.2)	$37.1	$(68.5)

(a) Total special items included in operating income above	$(7.3)	$(9.2)	$(13.1)	$(31.7)

Period to period changes in business segment sales and operating performance are discussed within the “Business Segment Information” section that follows.

Employee separation and plant phase-out - Costs for severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from restructuring initiatives. Details of these costs are discussed in Note H to the Condensed Consolidated Financial Statements.

Environmental remediation at inactive sites - Environmental remediation costs for manufacturing facilities that we either no longer own, or that we closed in prior years. We adjusted our reserves in the third quarter of 2004 to reflect two significant matters that we believe are of a non-recurring nature, (1) to reflect a reduction in anticipated insurance recoveries for groundwater remediation costs at an site that we no longer own from an insurance company whose policies are now in runoff, and (2) to recognize an increase over previous cost estimates for a remedial action work plan at an inactive site that required state and federal approval, which was received during the third quarter of 2004.

Loss on sale of assets - Loss recorded upon the sale of European vinyl compounding business in 2003 and upon the sale of our Melos rubber granules business in 2004.

Period plant phase-out costs incurred - Costs associated with restructuring initiatives that are required to be recognized as period costs versus when the restructuring initiative was approved.

Equity affiliate - cumulative change in accounting - A charge for the cumulative effect of a change in accounting in the first quarter of 2003 upon Oxy Vinyls LP adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Equity affiliate - employee separation - Employee severance costs associated with a personnel reduction undertaken by Oxy Vinyls LP in the second quarter of 2003.

Interest expense - For the nine-month period ended September 30, 2004, interest expense was $5.8 million higher than the same period in 2003, primarily due to the issuance of $300 million of 10.625% unsecured senior notes in the second quarter of 2003. For the three-month period ended September 30, 2004, interest expense was $1.1 million lower than the same period in 2003, primarily due to the repurchase of $63.7 million of near-term maturity senior notes in the third quarter of 2004 with proceeds from the August 2004 sale of the Elastomers and Performance Additives business.

Other expense, net - Other expense, net, includes foreign currency gains and losses, discounts on the sale of trade accounts receivables, retained post-employment benefit costs from discontinued operations, premiums paid in connection with the third quarter 2004 repurchase of near-term maturity senior notes, interest income and other miscellaneous expenses. The following table summarizes the major components of Other expense, net for 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Currency exchange gain (loss), net of foreign exchange contracts	$(1.1)	$(1.0)	$(2.7)	$(3.4)
Discount on sale of trade receivables	(1.1)	(1.7)	(4.6)	(4.4)
Retained post-employment benefit cost related to previously discontinued business operations	(0.5)	(0.6)	(2.2)	(1.8)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Premium on debt repurchase	(3.1)	—	(3.1)	—
Interest income	0.5	0.6	1.0	0.8
Other income (expense), net	(0.4)	0.1	(0.1)	(0.3)

	$(5.7)	$(2.6)	$(11.7)	$(9.1)

Income taxes - Income tax expense of $2.2 million recorded in the third quarter of 2004 and $7.5 million for the nine months ended September 30, 2004 was entirely for foreign taxes. A domestic tax provision was not recorded against income before income taxes and discontinued operations in the third quarter of 2004 and the first nine months of 2004 due to the uncertainty regarding full realization of the net deferred tax assets generated by domestic losses. We intend to maintain a full valuation allowance until positive evidence exists to support reversal of all or portion of the allowance. The third quarter of 2003 and the first nine months of 2003 included $24.0 million of tax expense related to dividends from foreign subsidiaries and a tax valuation allowance of $9.0 million. In addition, the third quarter of 2003 and the first nine months of 2003 included foreign tax expense of $2.3 million and $10.3 million.

Income (loss) from discontinued operations, net of income taxes - Loss from discontinued operations, net of income taxes, was $0.2 million in the third quarter of 2004 compared to $1.8 million for the same period in 2003. Included in the 2004 third quarter loss was a $5.4 million loss on the sale the Elastomers and Performance Additives business. The sale was completed August 5, 2004. Included in the 2003 third quarter loss was a $1.0 million pre-tax charge for employee separation and plant phase-out costs related to the first quarter 2003 announcements to reduce staff personnel and close a manufacturing plant in Yerington, Nevada. Also included in the 2003 third quarter loss was $5.8 million of depreciation and amortization expense. No depreciation or amortization expense is reflected in 2004 results because these businesses qualified for discontinued operations accounting treatment as of December 31, 2003.

Income from discontinued operations, net of income taxes, was $7.7 million in the first nine months of 2004 compared to a $3.1 million loss for the same period in 2003. Included in September 2004 year to date income was a $7.3 million pre-tax charge for employee separation and plant phase-out costs related to the fourth quarter 2003 announcements to close the Burlington, New Jersey, Wynne, Arkansas and DeForest, Wisconsin manufacturing plants and a $15.3 million loss on the sale of the Elastomers and Performance Additives business. Included in the 2003 first nine month’s loss was a $9.2 million pre-tax charge for employee separation and plant phase-out costs related to the first quarter 2003 announcements to reduce staff personnel and close a manufacturing plant in Yerington, Nevada. Also included in the 2003 first nine month’s loss was $17.4 million of depreciation and amortization expense. As previously discussed, no depreciation or amortization expense is reflected in 2004 results because these businesses qualified for discontinued operations accounting treatment as of December 31, 2003.

Business Segment Information

Senior management uses operating income before the effect of “special items” to assess performance and allocate resources to business segments because senior management believes that this measure is useful in understanding current profitability levels and how current levels may serve as a base for future performance. In addition, operating income before the effect of “special items” is a component of the PolyOne Annual Incentive Plan at the corporate level and is used in debt covenant computations.

“Special items” include charges related to specific strategic initiatives such as the consolidation of operations, restructuring activities such as employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs, asset impairments, environmental remediation costs for facilities no longer owned or closed in prior years, and gains and losses on the divestiture of joint ventures and equity investments.

For further information, see Notes A, H and L to the Condensed Consolidated Financial Statements.

2004 Compared with 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Sales:
Performance Plastics segment	$426.9	$392.6	$34.3	9%	$1,294.8	$1,183.0	$111.8	9%
Distribution segment	154.7	128.1	26.6	21%	454.3	397.1	57.2	14%
Inter-segment eliminations	(29.4)	(27.4)	(2.0)	7%	(103.5)	(89.6)	(13.9)	16%

Total Sales	$552.2	$493.3	$58.9	12%	$1,645.6	$1,490.5	$155.1	10%

Operating income:
Performance Plastics segment	$28.4	$12.8	$15.6	122%	$78.7	$28.2	50.5	179%
Distribution segment	4.5	2.2	2.3	105%	14.0	6.7	7.3	109%
Resin and Intermediates segment	18.1	7.9	10.2	129%	38.3	20.1	18.2	91%

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Other segment	(5.9)	(7.0)	1.1	(16)%	(14.5)	(19.4)	4.9	(25)%
Special items, expense	(7.3)	(9.2)	1.9	(21)%	(13.1)	(31.7)	18.6	(59)%

Operating income	$37.8	$6.7	$31.1	464%	$103.4	$3.9	$99.5	2,551%

Performance Plastics sales were $426.9 million for the three months ended September 30, 2004 and $1,294.8 million for the nine months ended September 30, 2004. This represents an increase of 9% for the third quarter and for the year to date compared with the same periods last year. A breakdown of third quarter and year to date 2004 segment sales by primary product group is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2004	2004	2004	2004	2004
	Sales $	Sales $	Shipment Lbs.	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2003	vs. 2003	Total	vs. 2003	vs. 2003
Vinyl Compounds	42%	11%	8%	42%	12%	10%
Colors and Additives	14%	12%	28%	13%	8%	24%
Engineered Materials	7%	9%	(9)%	7%	6%	(5)%
International Compounds and Colors	27%	6%	(10)%	28%	10%	(5)%
Formulators	10%	1%	(8)%	10%	0%	(3)%

Total Performance Plastics	100%	9%	2%	100%	9%	5%

Vinyl Compounds volume was up 8% in the third quarter and 10% for the year to date compared with the same periods in 2003 from stronger demand in the construction and telecommunication markets. Higher average selling prices resulting from efforts to offset raw material cost increases helped bring the sales increase to 11% in the third quarter and 12% for the year to date compared with the same periods in 2003.

Colors and Additives volume was up 28% in the third quarter and 24% for the year to date compared with the same periods in 2003 from stronger demand in extrusion profile and film market platforms, and from higher contract compounding volume. As compared to volume growth, lower selling prices for contract compounding, due to raw materials generally being supplied by the customer, combined with lower average selling prices in extrusion profile and film market platforms, resulted in sales revenue increases at a lesser rate of 12% in the third quarter and 8% for the year to date.

Engineered Materials volume was down 9% in the third quarter and 5% for the year to date compared with the same periods in 2003, while sales increased 9% in the third quarter and 6% for the year to date. Volume declined as a result of softer demand in toll compounding applications for the automotive market. Sales increased due to a higher-priced mix of proprietary and customer-tolled products for automotive and telecommunication applications.

International Compounds and Colors total volume was down 10% in the third quarter and 5% for the year to date compared with the same periods in 2003 due primarily to the divestment of the Melos rubber granules business on June 9, 2004. Excluding Melos, volume was up 13% in the third quarter and 8% for the year to date compared with the same periods in 2003, reflecting stronger demand experienced in both Asia and Europe. Favorable currency exchange rates increased sales by $6.9 million in the third quarter and $27.7 million for the year to date compared with the same periods in 2003.

Formulators volume was down 8% in the third quarter and 3% for the year to date compared with the same periods in 2003. Lower plastisol and powder volumes, driven by lower automotive application demand, were partially offset by higher volumes in inks, while sales remained generally flat for the quarter and year to date due primarily to the resulting change in product mix.

Performance Plastics operating income for the third quarter was $28.4 million, up $15.6 million from the third quarter of 2003. Year to date operating income was $78.7 million, up $50.5 million from 2003. For both the quarter and year to date, the operating income improvement was driven by higher volumes combined with lower costs that resulted from manufacturing, selling and administrative restructuring and cost reduction initiatives. Selling price increases largely offset higher raw material costs. Favorable currency exchange rates contributed $0.6 million to third quarter earnings and $2.4 million to year to date earnings compared with the same periods in 2003. In addition, in the third quarter of 2004, we recorded a $3.8 million year to date pre-tax benefit in the Performance Plastics business segment from adjustments to our pension and post-retirement benefit plan accruals, as discussed below.

Distribution sales were $154.7 million for the three months ended September 30, 2004 and $454.3 million for the nine months ended September 30, 2004. This represents an increase of 21% for the third quarter and 14% for the year to date compared with the same periods last year. Volume rose 16% in the third quarter and 11% for the year to date compared with the same periods in the prior year. These volume improvements were largely the result of stronger demand for PolyOne-produced vinyl products and third-party commodity resins, combined with the January 2004 acquisition of the North American business of ResinDirect. These increases were partially offset by volume declines in Mexico that resulted from exiting a portion of the business during the first half of 2003 and subsequently exporting from the United States. Excluding 2003 shipment volumes by the Mexican distribution operation for better year-over-year comparability, volume rose 20% in the third quarter and 17% for the year to date compared with 2003.

Distribution operating income for the third quarter was $4.5 million, up $2.3 million from the same period in 2003. Year to date operating income was $14.0 million, up $7.3 million from the same period in 2003. The principal driver for this earnings improvement was the volume increase augmented by cost savings The main drivers for these earnings improvements were increased volume and cost savings resulting from restructuring initiatives and with closing the Mexican distribution operation in 2003.

Resin and Intermediates operating income for the third quarter was $18.1 million, up $10.2 million from the same period in 2003. Year to date operating income was $38.3 million, up $18.2 million from the same period in 2003. The main driver for these increases was higher OxyVinyls earnings. OxyVinyls’ equity earnings contribution increased $9.0 million for the third quarter and $20.8 million for the year to date primarily due to strong demand and improved operating margins for polyvinyl chloride (PVC) and vinyl chloride monomer (VCM). SunBelt’s equity earnings contribution increased $0.9 million for the third quarter from the same period in 2003 primarily from increased volume. SunBelt’s equity earnings contribution for the year to date declined $2.1 million primarily due to lower average selling prices for caustic soda and chlorine.

“Other” consists primarily of corporate general and administrative costs not allocated to business segments and inter-segment sales and profit eliminations. The loss, or net expense, for the third quarter was $5.9 million compared with $7.0 million for the same period last year. The $1.1 million improvement included $0.1 million less unallocated corporate general and administrative costs and the elimination of $1.0 million less pre-tax inter-segment profit in the Distribution business segment’s inventories related to PolyOne-produced products. The loss, or net expense, for the year to date was $14.5 million compared with $19.4 million for the same period last year. The $4.9 million improvement included $3.5 million less unallocated corporate general and administrative costs and the elimination of $1.4 million less pre-tax inter-segment profit in the Distribution business segment’s inventories related to PolyOne-produced products. In addition, in the third quarter of 2004, we recorded a $2.7 million year to date pre-tax benefit in the Other business segment from adjustments to our pension and post-retirement benefit plan accruals, as discussed below.

In the third quarter of 2004, we recorded a $6.5 million year to date pre-tax benefit from adjustments to our pension and post-retirement benefit plan accruals, of which $6.0 million is reflected in the “Selling and administrative” line and $0.5 million is reflected in the “Cost of sales” line in the Condensed Consolidated Statements of Operations. Broken down by business segment, $3.8 million is reflected in “Performance Plastics” and the remaining $2.7 million is reflected in “Other.” As discussed in Note I to the Condensed Consolidated Financial Statements, on December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). On May 19, 2004, the FASB issued Financial Staff Position Number 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The FSP is effective for the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. As a result, in the third quarter of 2004, we recorded a $0.8 million year to date pre-tax benefit. Also in the third quarter, we recorded a $2.4 million year to date pre-tax benefit as a result of adjusting our post-retirement benefit plan accruals to reflect current plan amendments and actuarial gains. In addition, we also recorded a $3.3 million year to date pre-tax benefit as a result of adjusting our defined-benefit pension plan accruals to reflect the effect of current year workforce reduction initiatives combined with other actuarial gains. As a result, we currently estimate that fourth quarter 2004 pre-tax earnings will be positively impacted by approximately $2.2 million.

Asbestos-Related Claims

We have been named in various lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers or contractors and their families at plants owned by us or our predecessors or on board ships owned or operated by us or our predecessors. We have established reserves of approximately $2 million as of September 30, 2004 for asbestos-related claims that are probable and estimable. We believe the probability is remote that losses in excess of the amounts we have accrued could be material to our financial condition, results of operations, or liquidity. This belief is based upon our ongoing assessment of the strengths and weaknesses of the specific claims and our defenses and insurance coverages available with respect to these claims, as well as the probability and expected magnitude of reasonably anticipated future asbestos-related claims. Such assessment includes: whether the pleadings allege exposure to asbestos, asbestos-containing products or premises exposure; the severity of the plaintiffs’ alleged injuries from exposure to asbestos or asbestos-containing products and the length and certainty of exposure on our premises, to the extent disclosed in the pleadings or identified through discovery; whether the named defendant related to us manufactured or sold asbestos-containing products; the outcomes of cases recently resolved; and the historical pattern of the number of claims. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements. We evaluate the accounting policies and estimates we use to prepare financial statements on an ongoing basis. We base our estimates on historical experience and assumptions believed to be reasonable under the facts and circumstances. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and use of assumptions related to future uncertainties and, as a result, actual results could differ from these estimates. A description of our critical accounting policies is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003. This description has been updated with respect to “Goodwill” as set forth below. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements for the year ended December 31, 2003.

Goodwill - As of September 30, 2004, we had $327.1 million of goodwill that resulted from acquiring businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill and we have elected July 1 as our annual assessment date. During the third quarter of 2004, we completed the required “phase one” goodwill impairment assessment and determined that goodwill was not impaired as of July 1, 2004. We use the combination of two valuation methodologies, a market approach and an income approach, to estimate the fair value of our reporting units. The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the forecasted debt-free cash flow. The average fair values of the market approach and income approach exceeded the carrying value by 92% for the Plastic Compounds and Colors reporting unit and by 9% for the Formulators reporting unit. Using the lowest fair value determined by these two methodologies would have resulted in a fair value that exceeded the carrying value by 92% for the Plastic Compounds and Colors reporting unit and by 7% for the Formulators reporting unit. While we determined that there was no additional goodwill impairment as of the annual assessment on July 1, 2004, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in our having to perform an interim assessment for some or all of our reporting units prior to the next required 2005 annual assessment.

The key assumptions used to prepare the July 1, 2004 valuations under the income approach for the Plastic Compounds and Colors reporting unit are a long-term sales growth rate of 3.0%, working capital to sales ratio of 8.5% and weighted average cost of capital of 13.0%, and for the Formulators reporting unit are a long-term sales growth rate of 3.0%, working capital to sales ratio of 10.8% and weighted average cost of capital of 15.0%. The key assumptions used to prepare these valuations under the market approach for each reporting unit were multiples of average sales, earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted to reflect differences between the reporting units and the comparable companies for effectiveness in asset utilization, total asset return, financial leverage and risk.

Internal Control Over Financial Reporting

The management of PolyOne Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We are currently assessing the effectiveness of our internal controls over financial reporting. In making this assessment, we are using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —

Integrated Framework. Based upon those criteria, and upon our assessment to date, we are not currently aware of any material weaknesses in our internal control system that would require disclosure either at this time or at December 31, 2004.

Cash Flows

Cash used by operating activities of continuing operations was $15.4 million for the nine months ended September 30, 2004 compared with $158.3 million for the same period in 2003. This swing of $142.9 million was principally driven by improved earnings, a decrease in cash payments for employee separation and plant phase-out costs, greater dividends and distributions received from equity affiliates reflecting their stronger earnings and significant improvements in the control of accounts receivable and of inventory management.

Income from continuing operations in the first nine months of 2004 was $29.4 million, which included $31.7 million of depreciation and amortization expense, compared with a loss from continuing operations in the first nine months of 2003 of $65.4 million, which included $38.6 million of depreciation and amortization expense.

During the first nine months of 2004, accounts receivable and inventories increased by $60.6 million and $25.7 million, respectively, due to the generally stronger global economic environment in the third quarter of 2004 compared to the fourth quarter of 2003, combined with seasonal strengthening. The accounts payable increase of $55.0 million was also due to this increased level of business activity. Accrued expenses and other increased by $42.3 million primarily from increased pension and interest expense accruals resulting from differences in the timing of the expense versus when cash payments are made. Pension contributions are typically made in September, whereas the majority of our interest costs are paid in the second and fourth quarters, while only modest interest payments are made in the first and third quarters. Additionally, the amount of receivables sold under the receivables sale facility was zero at September 30, 2004 compared with $70.7 million at December 31, 2003, reflecting the improved cash provided by operating activities and the temporary application of proceeds from divested businesses.

During the first nine months of 2003, accounts receivable increased by $128.0 million primarily reflecting stronger demand experienced in the third quarter of 2003 as compared to trough demand conditions experienced in late 2002. Inventories decreased by $1.2 million primarily from initiatives to improve working capital management in 2003. Accounts payable increased by $4.6 million primarily from differences in the timing of disbursements at the end of each period. Accrued expenses and other increased by $27.6 million primarily from increased interest expense accruals resulting from differences in the timing of the expense versus when cash payments are made, as discussed above. Additionally, the amount of receivables sold under the receivables sale facility decreased by $14.6 million from December 31, 2002 to September 30, 2003.

Cash provided by investing activities of continuing operations was $119.8 million in the first nine months of 2004 compared with cash used by investing activities of continuing operations of $11.5 million for the same period in 2003. Capital expenditures, which were primarily in support of manufacturing operations, totaled $13.0 million in the first nine months of 2004 and $22.7 million in the first nine months of 2003. Cash spent for businesses acquired in the first nine months of 2004 of $5.1 million was for the acquisition of the North American distribution business of ResinDirect LLC, of which $4.6 million was for inventories. This business is included in the Distribution segment. Cash spent for businesses acquired in the first nine months of 2003 was $15.8 million for the final payment associated with the December 2002 acquisition of Transformacion de Pigmentos y Colorantes, S.A. This business is included in the Performance Plastics segment. We received $106.0 million in cash upon the sale of our Elastomers and Performance Additives business in August 2004. In addition, cash received from the sale of assets in the first nine months of 2004 was $31.9 million, primarily from the sale of our European Melos rubber granules business, formerly included in the Performance Plastics segment, and from the sale of redundant assets. Cash received from the sale of assets in the first nine months of 2003 was $27.0 million, primarily from the sale of our 51% interest in Techmer PM, LLC, formerly included in the Performance Plastics segment, and from the sale of redundant assets.

Cash used by financing activities of continuing operations was $62.8 million in the first nine months of 2004 due primarily to the repurchase of $63.7 million of near-term maturity notes in the third quarter of 2004 with a portion of the proceeds received from the August 5, 2004 sale of the Elastomers and Performance Additives business. Cash provided by financing activities of continuing operations was $190.4 million in the first nine months of 2003 due primarily to the issuance of $300 million of 10.625% unsecured senior notes in the second quarter of 2003, partially offset by debt issuance costs of $14.7 million and a reduction in short-term debt of $90.1 million, principally associated with the senior notes that matured in September 2003.

Capital Resources and Liquidity

As of September 30, 2004, we had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $873.1 million. As of September 30, 2004, we had utilized $721.4 million of these facilities and approximately $151.7 million was available to be drawn while remaining in compliance with all facility covenant tests. As of December 31, 2003, approximately $95.5 million was available to be drawn on existing facilities. The following table summarizes available and outstanding facilities at September 30, 2004:

(In millions)	Outstanding	Available
Long-term debt	$717.4	$—
Revolving credit facility	—	—
Receivables sale facility	—	151.7
Short-term bank debt	4.0	—

	$721.4	$151.7

Cash and cash equivalents totaled $114.7 million at September 30, 2004 compared to $48.7 million at December 31, 2003. As a result, cash, cash equivalents and available borrowings totaled $266.4 million at September 30, 2004, of which approximately $50 million is required for transactional cash.

Long-term Debt - At September 30, 2004, we had long-term debt totaling $717.4 million, with maturities ranging from 2004 to 2015. Current maturities of this long-term debt at September 30, 2004 were $44.4 million.

Revolving Credit Facility - During the third quarter of 2004, we amended our revolving credit facility to reduce the facility borrowing capacity from $50 million to $30 million to better align facility capacity with our needs for credit following the sale of the Elastomers and Performance Additives business, and because we would not have access to amounts above $30 million without triggering the security provisions of the indentures governing our senior unsecured notes and debentures, as discussed below. No amendments were made to any financial covenants. The revolving credit facility has a three-year term. The maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and our guarantee of the SunBelt notes. The revolving credit facility makes available up to $30 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of our domestic intellectual property and inventory and some of our domestic real property. As of September 30, 2004, we had not drawn on the revolving credit facility, although the facility served as a back-up facility for $15.6 million of outstanding letters of credit and for $6.0 million of loan guarantees, the majority of which related to our 50% Colombian equity joint venture.

Our revolving credit facility requires us to maintain certain Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios. Further, the revolving credit facility limits payments for purposes such as capital expenditures, acquisitions and dividends. As of September 30, 2004, we were in compliance with these requirements. Our Interest Coverage Ratio, as defined under the agreement governing our credit facility, was 2.05 compared with a minimum requirement of 1.50. Our Borrowed Debt-to-Adjusted EBITDA Ratio, as defined under the agreement governing our credit facility, was 4.61 compared with a maximum of 7.50. The following table summarizes the current defined financial covenant ratios for each quarter in 2004 under the revolving credit facility:

		Borrowed
	Interest Coverage	Debt-to-Adjusted
	Ratio	EBITDA Ratio
	(Minimum)	(Maximum)
Agreement compliance:
First quarter of 2004	0.75	13.00
Second quarter of 2004	1.00	10.25
Third quarter of 2004	1.50	7.50
Fourth quarter of 2004	1.90	5.75

As a result of our improved operating results, we expect to be in compliance with the Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios through the remainder of 2004.

Receivables Sale Facility - As a result of the sale of our Elastomers and Performance Additives business in August 2004, during the third quarter of 2004, we amended our receivables sale facility to reduce the amount of eligible receivables available to be sold from $225 million to $175 million, as discussed in Note K to the Condensed Consolidated Financial Statements. Therefore, under the terms of our receivables sale facility, we are allowed to sell accounts receivable and realize proceeds of up to $175 million. However, the maximum amount of proceeds that may be received is limited to 85% of the amount of eligible domestic accounts receivable sold. The receivables sale facility also makes available up to $50 million for the issuance of standby letters of credit, of which $6.0 million was used at September 30, 2004. The facility requires us to maintain the same Interest Coverage ratios that are required under our revolving credit facility. The amount of eligible receivables available to be sold under the receivables sale facility will be impacted upon divestment of any of the businesses currently held for sale because each of the businesses currently sells its accounts receivable under the facility. We estimate that the facility’s capacity would be reduced by approximately $20 to $25 million upon the sale of both the Specialty Resins and the Engineered Films businesses.

Of the capital resource facilities available to us as of September 30, 2004, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture and the guarantee of the SunBelt notes. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures and the guarantee of the SunBelt notes. As of September 30, 2004, we had not sold any accounts receivable and had guaranteed unconsolidated equity affiliate debt of $85.3 million of SunBelt.

Profitable operations in 2004 are expected to allow us to maintain the existing levels of available capital resources and to fund current operations, as well as the remainder of our previously announced restructuring initiatives. Expected sources of cash in 2004 include net income, working capital, borrowings under existing loan agreements and proceeds from the expected sale of the remaining discontinued operations. Expected uses of cash in 2004 include the repayment of long-term debt maturing during the year, interest expense, discounts on the sale of accounts receivable, cash taxes, contributions to qualified defined benefit pension plans, selective retirement of debt maturing after 2004, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures for 2004 are currently estimated at $25 to $30 million, while depreciation and amortization for 2003 totaled $51.4 million.

As discussed in Note A to the Condensed Consolidated Financial Statements, we entered into a definitive agreement on June 28, 2004 with an entity formed by an investor group led by Lion Chemical Capital, LLC and ACI Capital Co., Inc. to sell our Elastomers and Performance Additives business. The sale, which was completed on August 5, 2004, provided gross proceeds before associated fees and costs of approximately $120 million, of which $106 million was paid in cash on that date and $14 million is in the form of a six-year note from the buyer.

There is currently no minimum pension funding payment required for 2004. This differs from the 2004 minimum pension funding estimate of $16 million discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and from the estimate of $5 million discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 due to recently passed U.S. legislation providing funding relief. We made a voluntary $3.9 million pension funding payment on October 15, 2004. Any additional funding we make in 2004 will depend upon the available cash flows of the business. After giving effect to the $3.9 million October 2004 payment, we currently estimate a minimum funding requirement in 2005 of approximately $28 million. Any additional 2004 funding contributions in excess of the required minimum will reduce funding required in 2005.

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

Cautionary Note on Forward-Looking Statements

In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

°	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to restructuring programs, including cost reduction and employee productivity goals;

°	a delay or inability to achieve targeted debt level reductions through divestitures and/or other means;

°	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

°	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;

°	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

°	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

°	production outages or material costs associated with scheduled or unscheduled maintenance programs;

°	costs or difficulties and delays related to the operation of joint venture entities;

°	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

°	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

°	an inability to launch new products and/or services within PolyOne’s various businesses;

°	the possibility of further goodwill impairment;

°	an inability to maintain any required licenses or permits:

°	an inability to comply with environmental laws and regulations;

°	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

°	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

°	an inability or delay beyond December 31, 2004, in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms;

°	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance;

°	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

°	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product platforms to profitability;

°	an inability to achieve anticipated earnings performance due to the divestment of a non-core business prior to December 31, 2004;

°	an inability to raise prices or sustain price increases for products; or

°	an inability to complete the sale of discontinued businesses due to problems or delays associated with legal proceedings, regulatory approvals and/or buyers receiving financing for the transaction or any other reasons.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At September 30, 2004, the six remaining agreements had a net fair value obligation of ($3.0) million. The weighted-average interest rate for these six agreements was 5.634%. There have been no material changes in the market risk faced by us from December 31, 2003 to September 30, 2004. We have updated the disclosure concerning our financing arrangements, which is included in Note J to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Part II - Other Information

Item 6. Exhibits

Form 10-Q
Exhibit No.	Description of Exhibit
10.1	Amendment No. 3 and Waiver to Amended and Restated Credit Agreement, dated as of August 5, 2004, among PolyOne Corporation, Citicorp USA, Inc., and the other banks signatory thereto.

10.2
Amendment No. 2 to Receivables Purchase Agreement, dated as of August 5, 2004, among PolyOne Funding Corporation, as Seller, PolyOne Corporation, as Servicer, and the banks and other financial institutions party thereto, as purchasers.

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

October 27, 2004	POLYONE CORPORATION

/s/ W. David Wilson W. David Wilson Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier Michael J. Meier Corporate Controller (Principal Accounting Officer)

PolyOne Corporation

Index to Exhibits

Exhibit	Description
10.1	Amendment No. 3 and Waiver to Amended and Restated Credit Agreement, dated as of August 5, 2004, among PolyOne Corporation, Citicorp USA, Inc., and the other banks signatory thereto.

10.2
Amendment No. 2 to Receivables Purchase Agreement, dated as of August 5, 2004, among PolyOne Funding Corporation, as Seller, PolyOne Corporation, as Servicer, and the banks and other financial institutions party thereto, as purchasers.

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