Form 10-K
period 2004-12-31
POLYONE CORP
filed 2005-03-04
CIK 1122976

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐
    The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2004, determined using a per share closing price on that date of $7.44, as quoted on the New York Stock Exchange, was approximately $520,053,000.
    The number of shares of common stock outstanding as of March 1, 2005 was 91,783,872.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the definitive Proxy Statement to be filed on or about March 31, 2005 with respect to the 2005 Annual Meeting of Shareholders.

POLYONE CORPORATION

PART I

ITEM 1. BUSINESS
PolyOne Corporation is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution. We also have equity investments in providers of polyvinyl chloride (PVC) resin and its intermediates. Headquartered in Avon Lake, Ohio, we have manufacturing sites in North America, Europe and Asia, and joint ventures in North America and South America. We provide value to our customers through our ability to link polymer technology and formulation know-how with our manufacturing and supply chain processes. For the fiscal year ended December 31, 2004, we had sales of $2.2 billion, approximately 22% of which were from markets outside North America.
     PolyOne was formed on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna).
     As described in Note B to the Consolidated Financial Statements for the fiscal year ended December 31, 2004, our Specialty Resins and Engineered Films businesses qualified for accounting as discontinued operations as of December 31, 2004. The Elastomers and Performance Additives business was sold in August 2004, and our Italian operating subsidiary, So.F.teR S.p.A. (Softer), was sold in December 2002. All historical financial information for these business operations has been accounted for as discontinued operations. Unless otherwise noted, disclosure in this annual report on Form 10-K relates to continuing operations.
Polymer Industry Overview
Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, in its most basic form. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of producing the base resin. Accordingly, the cost of a base resin moves in tandem with the prices of raw materials and energy used during production. Resin selling prices tend to move with costs and with supply and demand. Through our equity interests in Oxy Vinyls, LP (OxyVinyls) and SunBelt Chlor-Alkali Partnership (SunBelt), we realize a portion of the economic benefits of a base resin producer for PVC resin, one of our major raw materials.
     Thermoplastic polymers make up a substantial majority of the resin market, and are characterized by their ability to be reshaped repeatedly into new forms after the application of heat and pressure. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polyvinyl chloride, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular product.
     Thermoplastic resins are found in numerous end-use products and in a variety of markets, including packaging, building and construction, transportation, furniture and furnishings, consumer and institutional products, electrical, adhesives, inks and coatings. Each category of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for incorporation into a particular end-use product. The packaging industry, which is the largest consumer of plastics, requires plastics that can help keep food fresh and free of contamination, while providing a variety of options for product display and offering advantages in terms of weight, energy and user friendliness. In the building and construction industry, the second-largest consumer of plastics, plastic provides an economical and energy-efficient replacement for traditional materials in piping applications, siding, flooring, insulation, windows and doors, and a growing list of structural and interior or decorative uses. In the transportation industry, plastic has proved to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance to designers facing today’s complex transportation needs.
     Various additives are often combined with a base resin to bring greater versatility and performance to the base resin. These combinations are generally referred to as plastic compounds. Plastic compounds have advantages over metals, wood, rubber and other traditional materials, which advantages have resulted, and continue to result, in the replacement of these materials across a wide spectrum of applications ranging from automobile parts to construction materials. Plastic compounds offer relatively low cost, reduced weight and comparatively better performance. Plastics have a reputation for durability, aesthetics, ease of handling and recyclability. Our Performance Plastics segment, which accounts for approximately 72% of our total sales, is primarily comprised of compounded thermoplastics. In addition, our Distribution segment, which accounts for approximately 28% of our total sales, is a distributor of a wide range of thermoplastic resins and compounds.
PolyOne Segments
We operate within three segments: Performance Plastics, Distribution, and Resin and Intermediates. Additional information regarding our segments is discussed in Note S to the Consolidated Financial Statements and is incorporated herein by reference.
Performance Plastics:
Our Performance Plastics segment is a leading independent merchant compounder of plastics for manufacturers of plastic products throughout North America and Europe, with a growing presence in Asia. We engage in the proprietary compounding of thermoplastics to the performance requirements of manufacturers

POLYONE CORPORATION

of molded and extruded plastic products. In addition to compounds, we are a leading manufacturer of concentrates, masterbatches, liquid dispersions, dry colorants and additive masterbatches for use in compounding by our customers in the plastic industry. Our Formulator operations compound dispersion-grade PVC resins and other polymers, such as urethane polymers, with different additives to produce liquid or solid compounds for coating systems.
     For the fiscal year ended December 31, 2004, our Performance Plastics segment had sales of approximately $1.7 billion and operating income of $74.7 million.
     The Performance Plastics business is made up of the following product groups: Vinyl Compounds, North American Colors and Additives, North American Engineered Materials, International Colors and Engineered Materials, and Formulators.
     Vinyl Compounds - Vinyl, or PVC, is a highly versatile plastic. Vinyl is the only plastic that can be made thin and flexible enough for intravenous solution bags, yet rigid and tough enough for window frames and computer housings. Because of this versatility, vinyl has become one of the most widely used plastics, utilized in a wide range of applications. Our vinyl compounds combine PVC resins with a broad range of additives that offer product versatility, particularly when fire resistance, chemical resistance or weatherability is required. We believe we are the leading manufacturer of vinyl compounds in North America. In 2004, this product group accounted for approximately 42% of our Performance Plastics segment’s sales.
     North American Colors and Additives - Color and additive concentrates, or masterbatches, are plastic compounds that contain a high concentration of color pigments or additives dispersed in a polymer carrier medium and supplied in pellet, liquid, flake or powder form. Color masterbatches are designed for use with the base resin mix so that the correct color or additive performance is achieved. Additive masterbatches include a wide variety of products, but are commonly categorized by the function performed, such as UV stabilizers, slip/antiblock, antistat, blowing agents, antioxidants, lubricants and stabilizers.
     Our color and additive masterbatches provide flexibility to plastic processors who prefer to create multiple color effects or enhance the performance of their own base polymers. Our colors and additives for thermoplastics are used throughout the plastics industry, particularly in the outdoor decking, packaging, automotive, consumer, pipe, and wire and cable industries. Our colors and additives are also incorporated into end-use products such as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging. In 2004, this product group accounted for approximately 14% of our Performance Plastics segment’s sales.
     North American Engineered Materials - Our engineered materials consist of reinforced and filled plastic compounds and thermoplastic elastomer compounds. With our compounding expertise, we have the ability to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins. We combine our knowledge of base polymers, lubricants, fillers and reinforcements as well as a wide range of functional additives to enable us to tailor our compounds to meet our customers’ unique application requirements. Our compounds incorporate commodity resins such as polyethylene and polypropylene; engineering resins such as nylon, polycarbonate and polyesters; and other high-performance resins.
     In addition, we have a broad product line of thermoplastic elastomer compounds, including thermoplastic olefins, thermoplastic vulcanizates and styrene block copolymers. In 2004, North American Engineered Materials accounted for approximately 7% of our Performance Plastics segment’s sales.
     International Colors and Engineered Materials - Colors, additives and engineered materials that are manufactured and sold throughout Europe and Asia accounted for approximately 27% of our Performance Plastics segment sales during 2004.
     Formulators - Formulator products consist primarily of liquid systems with a base resin of specialty PVC resin or natural rubber latex. We compound and manufacture proprietary PVC screen printing inks and powders, latex, specialty additives and colorants that meet the specific needs of our customers’ applications. Examples of applications for our formulator products include: inks for textiles in the consumer industry; armrests, headrests and oil filters in the automotive industry; coil coatings, sheet vinyl and carpet backing in the construction industry; and decals, coatings and tool handles for general industry. In 2004, the Formulators product group accounted for approximately 10% of our Performance Plastics segment’s sales.
Distribution:
We distribute to the North American market approximately 3,500 grades of engineering materials and commodity grade resins and compounds. This includes PolyOne-produced products from the Vinyl Compounds, Engineered Materials and Colors and Additives product groups. We purchase bulk quantities of base plastic resins, such as polycarbonate, polyethylene, polypropylene and polystyrene from approximately 18 major suppliers and resell it in truckload and less-than-truckload quantities to more than 5,100 customers throughout North America. These products are sold to custom molders and extruders who, in turn, convert them into plastic products sold to a number of different industries and end-use markets. In 2004, we sold approximately 650 million pounds of product from more than 30 stocking locations, including 10 repackaging plants, across North America.
     For the fiscal year ended December 31, 2004, our Distribution segment had sales of $606.3 million and operating income of $17.8 million.

POLYONE CORPORATION

Resin and Intermediates:
The results of our Resin and Intermediates segment are reported on an equity income basis and consist primarily of our 24% equity interest in OxyVinyls and our 50% equity interest in SunBelt. OxyVinyls is a partnership with Occidental Chemical Corporation, and SunBelt is a partnership with Olin Corporation. OxyVinyls is North America’s second-largest and the world’s third-largest producer of PVC resin. In 2004, OxyVinyls had capacity of approximately 4.5 billion pounds of PVC resin, 6.2 billion pounds of vinyl chloride monomer (an intermediate chemical in the production of PVC), 580 thousand tons of chlorine and 667 thousand tons of caustic soda, not including any capacity for chlorine and caustic soda at the idled Deer Park, Texas, chlor-alkali plant. The 6.2 billion pounds of vinyl chloride monomer capacity includes approximately 2.4 billion pounds owned by OxyMar. OxyMar is a partnership that is 50% owned by OxyVinyls. In 2004, SunBelt had capacity of approximately 290 thousand tons of chlorine and 320 thousand tons of caustic soda. Most of the chlorine manufactured at OxyVinyls and SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.
     In addition to providing us with a secure and high-quality supply of PVC resin, our Resin and Intermediates segment provides us with backward integration through our ownership position and contractual arrangements. First, our supply of PVC resin from OxyVinyls is at competitive prices based on a long-term supply contract. Second, our equity investment in OxyVinyls provides a natural hedge against a portion of increased raw material prices, to the extent that OxyVinyls is able to pass on increased raw material costs to its other customers. Finally, the equity position in chlorine and caustic soda through OxyVinyls and SunBelt provides economic integration to the chlorine chain.
     For the fiscal year ended December 31, 2004, our Resin and Intermediates segment had operating income of $49.2 million. We also received $52.5 million of cash from dividends, distributions and returns on capital from all of our Resin and Intermediates segment equity affiliates.
Competition
The production of compounded plastics and the manufacture of custom and proprietary formulated color and additives systems for the plastics industry is highly competitive, with product quality, service and price to customers being the principal factors affecting competition. We believe that we are the leading independent compounder of plastics in North America and Europe with a growing presence in Asia, and one of the leading producers of custom and proprietary formulated color and additive masterbatch systems in the United States, Europe and Asia.
     The distribution of polymer resin is highly competitive, with product quality, service and price to customers being the principal factors affecting competition. In thermoplastic resin and compound distribution, we believe that we are the second-largest independent thermoplastic resin distributor in North America. We compete against Ashland Distribution, a division of Ashland Inc., which is the largest independent resin distributor in North America, and other smaller regional distributors. Growth in the thermoplastic resin and compound distribution market correlates directly with growth in the market for base polymer resins.
Raw Materials
In our Performance Plastics segment, the primary raw materials are PVC resin, polyolefin resins, other resins, plasticizers, inorganic and organic pigments, and other various chemicals, all of which are in adequate supply. We are a party to long-term supply contracts with OxyVinyls, under which the majority of our PVC resin is and will be supplied. These contracts have initial terms that will expire in 2013, with provisions for renewal after the initial contract term. We believe these contracts should assure availability of PVC resin, technical development and support, and competitively priced PVC resin. We further believe that the pricing under these contracts provides PVC resins to us at a competitive cost.
Patents and Trademarks
We own numerous patents and trademarks, which are important because they protect our inventions and product names against infringement by others and, as a result, enhance our position in the marketplace. The patents vary in duration up to 20 years, and the trademarks have an indefinite life based upon continued use.
Research and Development
We have developed substantial research and development capability. Our efforts are devoted to (1) developing new products to satisfy defined market needs, (2) providing quality technical services to assure the continued success of our products for our customers’ applications, (3) providing technology for improvements to our products, processes and applications, and (4) providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our compounding and specialty resins operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer compounding operations that simulate specific production processes for rapid translation of new technology into new products.
     We invested $15.6 million in 2004, $18.5 million in 2003 and $15.9 million in 2002 for product research and product development. In 2005, we expect investments for product research and development to increase slightly over 2004 levels.

POLYONE CORPORATION

Methods of Distribution
Our Performance Plastics and Distribution segments sell products primarily through direct sales personnel. The Performance Plastics segment supplements direct sales personnel with distributors, including our Distribution segment, and commissioned sales agents for various products and geographic areas. Our products are transported to customers primarily by truck carriers, with some customer product pick-ups at our operating facilities or warehouses for both of these segments. In addition, Performance Plastics ships products to some customers by railroad cars.
Employees
As of December 31, 2004, we had approximately 4,304 employees associated with our continuing operations. In addition, approximately 929 employees were associated with our discontinued operations.
Environmental, Health and Safety
We are subject to various environmental laws and regulations concerning: the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment; the generation, handling, storage, transportation, treatment and disposal of waste material; or otherwise relating to the protection of the environment. We endeavor to ensure the safe and lawful operation of our facilities in the manufacture and distribution of products, and we believe we are in material compliance with all applicable laws and regulations.
     We maintain a disciplined environmental and occupational safety and health compliance program and we conduct periodic internal and external regulatory audits at our plants to identify and categorize potential environmental exposures, including compliance issues and actions to address them. This effort requires process or operational modifications and the installation of pollution control devices and cleanups. We believe we are in material compliance with all applicable requirements. We incurred environmental expense of $10.3 million in 2004, $4.1 million in 2003 and $3.5 million in 2002. We increased our reserves in 2004 to reflect a reduction in expected insurance recoveries for groundwater remediation costs at a site that we no longer own, and also to recognize an increase over previous cost estimates for a remedial action work plan at an inactive site that required state and federal approval that was received during the third quarter of 2004.
     We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we cannot assure that we will not incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.
     A number of foreign countries and domestic communities have enacted, or are considering enacting, laws and regulations concerning the use and disposal of plastic materials. Widespread adoption of these laws and regulations, along with public perception, may have an adverse impact on plastic materials. Although many of our major markets are in durable, longer-life applications that could reduce the impact of any such environmental regulation, we cannot assure that more stringent regulation of the use and disposal of plastics would not have an adverse effect on our business.
     We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies assert that potentially responsible parties are jointly and severally liable at these sites, in our experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. Where such allocations of costs based on relative contribution of waste have been made, however, we cannot assure that our allocation will not be increased due to the failure of other relevant third parties to pay their share of these costs.
     In addition, we conduct investigations and remediation at several of our active and inactive facilities, and we have assumed responsibility for environmental liabilities based on pre-1993 operations at sites formerly owned or operated by us or our predecessors. We believe that our potential continuing liability with respect to such sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we voluntarily initiate corrective and preventive environmental projects at our operations. Based on current information and estimates prepared by our environmental engineers and consultants, at December 31, 2004, we had accruals on our Consolidated Balance Sheet totaling $64.5 million to cover probable future environmental expenditures relating to previously contaminated sites. This figure represents management’s best estimate of costs for probable remediation, based upon information and technology currently available and management’s view of the most likely remedy.
     Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the accrued amount at December 31, 2004. Such costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained.

POLYONE CORPORATION

International Operations
Information regarding our international operations is included in Note S to the Consolidated Financial Statements and is incorporated herein by reference.
Available Information
Our Internet address is www.polyone.com. We make available free of charge on our Internet Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). These reports are also available on the SEC’s Internet Web site at www.sec.gov.
ITEM 2. PROPERTIES
As of December 31, 2004, our company, which is headquartered in Avon Lake, Ohio, operated facilities in the United States and internationally. We own substantially all of our facilities. During 2004, we made effective use of our productive capacity at our principal facilities. We believe that the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future. Following are the principal facilities of our segments:
Continuing Operations
Performance Plastics Facilities:

Vinyl Compounds	Colors and Additives	Engineered Materials	Formulators

Long Beach, California
Terre Haute, Indiana
Louisville, Kentucky
Plaquemine, Louisiana
Avon Lake, Ohio
Pasadena, Texas
Niagara Falls, Ontario, Canada
Orangeville, Ontario, Canada
St. Remi de Napierville, Quebec, Canada
Cartagena, Colombia
(joint venture)	Glendale, Arizona
Suwanee, Georgia
Elk Grove Village, Illinois
St. Peters, Missouri
Norwalk, Ohio
Lehigh, Pennsylvania
Vonore, Tennessee
Seabrook, Texas
Assesse, Belgium
Pudong (Shanghai), China
Glostrup, Denmark
Manchester, England
Cergy, France
Tossiat, France
Bendorf, Germany
Gyor, Hungary
Toluca, Mexico
Pamplona, Spain
Angered, Sweden
Bangkok, Thailand	Broadview Heights, Ohio
Macedonia, Ohio
Dyersburg, Tennessee
Suzhou, China
Istanbul, Turkey
Gaggenau, Germany
Jurong, Singapore
Barbastro, Spain
Valleyfield, Quebec, Canada
Clinton, Tennessee
  (joint venture)
Melle, Germany	Los Angeles, California
Kennesaw, Georgia
St. Louis, Missouri
Sullivan, Missouri
Massillon, Ohio
North Baltimore, Ohio
Sussex, Wisconsin
Melbourne, Australia
Bolton, England
Dartford, England
Hyde, England
Widnes, England
Distribution Facilities:
Lemont, Illinois
Ayer, Massachusetts
Massillon, Ohio
Rancho Cucamonga, California
Statesville, North Carolina
Denver, Colorado
Chesterfield Township, Michigan
Eagan, Minnesota
Hazelwood, Missouri
Grand Prairie, Texas
Mississauga, Ontario, Canada
Resin and Intermediates Facilities:
OxyVinyls joint venture - various locations in North America
SunBelt joint venture - McIntosh, Alabama
Discontinued Operations
Specialty Resins Facilities:
Henry, Illinois
Pedricktown, New Jersey
Engineered Films Facilities:
Lebanon, Pennsylvania
Winchester, Virginia

POLYONE CORPORATION

ITEM 3. LEGAL PROCEEDINGS
In addition to the matters regarding the environment described in Item 1 under the heading “Environmental, Health and Safety,” we are involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters that seek remedies or damages. In addition, we have been named in several lawsuits involving multiple claimants and defendants relating to alleged asbestos exposure in the past by, among others, workers and their families at plants owned by us or our predecessors or on board ships owned or operated by us or our predecessors. For further information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Policies and Estimates – Asbestos-Related Claims.” We believe that any liability that may be finally determined should not have a material adverse effect on our financial condition, taken as a whole, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2004.
EXECUTIVE OFFICERS OF THE COMPANY
(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)
The following table lists information, as of March 1, 2005, about each executive officer of our company, including his or her position with us as of that date and other positions held by him or her for at least the past five years. Executive officers are elected by our Board of Directors to serve one-year terms.
V. Lance Mitchell
Age: 45
Group Vice President, January 2003 to date. Group Vice President, Plastic Compounds and Colors, September 2000 to January 2003. Vice President and General Manager, Compounds, The Geon Company, May 1997 to August 2000.
Michael L. Rademacher
Age: 54
Vice President and General Manager, Distribution, September 2000 to date. Senior Vice President - Plastics Americas, M.A. Hanna Company, January 2000 to August 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.
Robert M. Rosenau
Age: 50
Vice President and General Manager, North American Vinyl Compounds, January 2003 to date. General Manager, Extrusion Products, September 2000 to December 2002. General Manager, Custom Profile Compounds, The Geon Company, April 1998 to August 2000.
Wendy C. Shiba
Age: 54
Chief Legal Officer, November 2001 to date, and Vice President and Secretary, December 2001 to date. Vice President, Bowater Incorporated (pulp and paper), 1997 to November 2001, and Secretary and Assistant General Counsel, 1993 to November 2001.
Kenneth M. Smith
Age: 50
Chief Human Resources Officer, January 2003 to date, and Vice President and Chief Information Officer, September 2000 to date. Vice President, Information Technology, The Geon Company, May 1999 to August 2000, and Chief Information Officer, August 1997 to May 1999.
Thomas A. Waltermire
Age: 55
President and Chief Executive Officer, November 2003 to date. Chairman of the Board, President and Chief Executive Officer, September 2000 to November 2003. Chairman, The Geon Company, August 1999 to August 2000, and Chief Executive Officer and President, May 1999 to August 2000. President and Chief Operating Officer, The Geon Company, February 1998 to May 1999.
W. David Wilson
Age: 51
Vice President and Chief Financial Officer, September 2000 to date. Vice President and Chief Financial Officer, The Geon Company, May 1997 to August 2000.

POLYONE CORPORATION

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Registrant’s Common Equity
The following table sets forth the range of the high and low sale prices for our common stock, $.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated.

	2004 Quarters				2003 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Common stock price:
High	$9.70	$7.70	$7.55	$7.13	$6.95	$4.96	$5.33	$4.60
Low	$7.00	$6.22	$6.30	$5.28	$3.86	$3.65	$3.80	$3.08
As of March 1, 2005, there were approximately 3,122 holders of record of our company’s common stock.
     Effective with the first quarter of 2003, we suspended payment of our quarterly dividend. Future declarations of dividends on common stock will be at the discretion of the Board of Directors, and the declaration of any dividends will depend upon, among other things, earnings, capital requirements and our company’s financial condition. The Board of Directors does not anticipate paying any dividends on common stock in the foreseeable future. Additionally, the indenture governing our 10.625% senior notes due in 2010, and the agreements governing our revolving credit facility and our receivables sale facility, contain restrictions that limit our ability to pay dividends.
(c) Issuer Purchases of Equity Securities

				Total Number of	Maximum Number of
	Total Number			Shares Purchased as	Shares That May Yet
	of Shares		Average Price	Part of Publicly	Be Purchased
Period	Purchased		Paid per Share	Announced Plans	Under the Plan

October 2004	—		—	—	n/a
November 2004	12,580	(1)	$8.88	—	n/a
December 2004	—		—	—	n/a

Total	12,580		—	—

(1)	Represents shares surrendered or deemed surrendered to our company to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

POLYONE CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)	2004	2003	2002	2001	2000

Sales	$2,161.5	$1,964.5	$1,891.5	$1,933.7	$1,455.3
Operating income (loss)	$119.6	$(4.0)	$5.0	$(51.1)	$41.3
Income (loss) before discontinued operations and change in accounting	$18.6	$(95.3)	$(25.3)	$(61.7)	$2.8
Discontinued operations	4.9	(155.8)	20.1	15.6	13.1
Change in method of accounting	—	—	(53.7)	—	—

Net income (loss)	$23.5	$(251.1)	$(58.9)	$(46.1)	$15.9

Basic and diluted earnings (loss) per share:
Before discontinued operations and change in method of accounting	$0.20	$(1.05)	$(0.28)	$(0.68)	$0.05
Discontinued operations	0.06	(1.71)	0.22	0.17	0.21
Change in method of accounting	—	—	(0.59)	—	—

Net income (loss)	$0.26	$(2.76)	$(0.65)	$(0.51)	$0.26

Dividends per common share	$—	$—	$0.25	$0.25	$0.25

Total assets	$1,771.8	$1,900.9	$1,997.5	$2,051.5	$2,430.6
Long-term debt	$640.5	$757.1	$492.2	$426.8	$430.5
     As of December 31, 2004, our Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. As a result, all of the historical operating results have been reported separately as discontinued operations. On August 5, 2004, we sold our Elastomers and Performance Additives business unit. This operating unit had been previously reported as a discontinued operation and is appropriately reflected as such in the historical results. In December 2002, we acquired Transcolor and sold our 70% ownership interest in Softer. All the historical operating results of Softer have been reported separately as a discontinued operation. Because PolyOne was formed on August 31, 2000, our financial data reflected in the above table for 2000 includes eight months of The Geon Company and four months of PolyOne Corporation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
PolyOne Corporation is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additive systems and thermoplastic resin distribution. We also have equity investments in providers of PVC resin and its intermediaries. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites in North America, Europe and Asia, and joint ventures in North America, South America and Asia. We provide value to our customers through our ability to link polymer technology and formulation know-how with our manufacturing and supply chain processes.
     Discontinued Operations – As of December 31, 2004, our Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. As a result, all historical financial information of these businesses (revenues, costs and expenses, assets and liabilities and cash flows) has been reported separately as “discontinued operations.” Specialty Resins and Engineered Films were previously included in our Performance Plastics segment. In August 2004, we sold our Elastomers and Performance Additives business and in December 2002, we sold our 70% interest in Softer, an Italian compounder of thermoplastic materials. As a result, all historical financial information of these businesses has also been reported separately as discontinued operations. The Elastomers and Performance Additives business was previously reported as a separate segment and Softer was previously included in the Performance Plastics segment.
     For more information regarding discontinued operations, including a discussion of the facts and circumstances leading to the decisions to divest these businesses, please see Note B to our Consolidated Financial Statements.
     Restructuring and Consolidation Activities – Since our formation in 2000, we have undertaken several restructuring initiatives to improve profitability and, as a result, we have incurred various employee separation and plant phaseout costs.
     Employee separation costs include salary continuation benefits, medical coverage and outplacement assistance and are based upon a formula that takes into account each individual employee’s base compensation level and length of service. We maintain an employee severance plan that provides specific benefits to all employees (except those employed under collective bargaining agreements) who lose their jobs due to reduction in workforce or job elimination initiatives or from closing manufacturing facilities. Collective bargaining employees are covered under the terms of the specific agreement under which they are employed. The amount is

POLYONE CORPORATION

determined separately for each affected employee and is recognized at the date the employee is notified if the actual termination date will be within 60 days of notification or is accrued on a straight-line basis over the period from the notification date to the actual termination date if the termination date is more than 60 days after the notification date. Of the 1,108 employees identified during 2003 and 40 employees identified in 2001 to be terminated, all had been terminated at December 31, 2004.
     Plant phaseout costs include the impairment of buildings, land, manufacturing equipment and office equipment at manufacturing facilities, and the resulting write-down of the carrying value of these assets to fair value, which represents our best estimate of the net proceeds to be received for the assets to be sold or scrapped, less cost to sell. Plant phaseout costs also include cash facility closing costs and lease termination costs. Assets transferred to other PolyOne facilities are transferred at net book value.
     Plant phaseout costs associated with continuing operations are reflected in the Condensed Consolidated Statement of Operations on the line “Employee separation and plant phaseout.” Plant phaseout costs associated with discontinued operations are reflected in the Condensed Consolidated Statement of Operations on the line “Income (loss) from discontinued operations, net of income taxes.” Plant phaseout costs for continuing operations relate to the Performance Plastics segment, and plant phaseout costs for discontinued operations relate to the Engineered Films business, formerly included in the Performance Plastics segment, and the Elastomers and Performance Additives business, which was previously reported as a separate segment. For further information, please refer to Note F to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.
     2004 Charges. Operating income for 2004 includes a $1.4 million benefit relative to employee separation and plant phaseout costs as a result of adjusting estimated remaining liabilities associated with restructuring initiatives announced in prior years. Income from discontinued operations for the same period was reduced by $7.5 million on a pre-tax basis for employee separation and plant phaseout costs from the announcement in the fourth quarter of 2003 and closure in the first quarter of 2004 of one of our Engineered Films manufacturing facilities and two of our Elastomers and Performance Additives manufacturing facilities. This reduction was partially offset by a gain from the sale of a previously closed Elastomers and Performance Additives manufacturing facility located in Tillsonburg, Ontario. We will retain the liabilities for employee separation and plant phaseout costs for the businesses reported as discontinued operations upon the sale of these businesses and, as a result, they are included in this discussion. All employees who were affected by the restructuring initiatives announced in prior years had been terminated as of December 31, 2004. The remaining employee separation costs accrued at December 31, 2004 totaling $1.8 million are expected to be paid out through the second quarter of 2005. The remaining plant phaseout cash closure costs accrued at December 31, 2004, which primarily represent lease commitments totaling $1.5 million, are expected to be paid out through the first quarter of 2007.
     2003 Charges. Operating income for 2003 was reduced by $35.1 million for employee separation and plant phaseout costs resulting from a January 2003 announcement to reduce approximately 400 staff personnel, a June 2003 decision to close the Fort Worth, Texas color additives plant, and the adjustment of remaining liabilities associated with restructuring initiatives announced in prior years. During the third quarter of 2003, we also closed two leased Ohio administrative offices and a portion of the Mexico Distribution business, and reduced manufacturing personnel in the North American plastics businesses. Charges of $26.4 million were included in discontinued operations resulting primarily from decisions to close an Engineered Films plant and two Elastomers and Performance Additives plants.
     2002 Charges. During 2002, employee separation and plant phaseout charges of $1.1 million were recorded for costs associated with the consolidation of certain activities related to our Formulators operations in the Performance Plastics segment. The costs were for employee separation, which consisted of severance and other employee benefits. All 43 employees affected were terminated in 2002.
     For further detail, see Note F to the Consolidated Financial Statements and, for a breakdown of these charges by segment, see Note S to the Consolidated Financial Statements.
     Status of Pension Plans – Our pension plans were under-funded by a total of $126.2 million at December 31, 2004 and $156.4 million at December 31, 2003. Funded status as defined in this discussion is computed by subtracting end-of-year plan assets from the end-of-year accumulated benefit obligation. Contributing to the improved 2004 funded status was a $65 million voluntary pension contribution. As a result, we expect total pension expense in 2005 to be approximately $12 million, approximately $3 million lower than in 2004. We also anticipate no minimum funding requirements for the U.S. qualified defined benefit plans in 2005 or 2006 as a result of this voluntary contribution.
     At December 31, 2004, our minimum pension liability for our qualified defined-benefit pension plans was $133.5 million. This amount is reflected on the line “Other non-current liabilities including pensions” in the Consolidated Balance Sheets. This balance will decrease in future periods if interest rates increase, investment results improve or contributions to these plans cause the pension plans to return to fully-funded status.
     Outlook – Based on the pace of business at the end of 2004 and early 2005, as well as the fact that U.S. industrial production has continued the positive trajectory that began in August 2003, we anticipate that North American market conditions in 2005 should remain favorable. We anticipate strengthening seasonal

POLYONE CORPORATION

demand in the first half of 2005 compared with the second half of 2004, and we anticipate a recurrence of year-over-year demand growth during the second half of 2005.
     Markets. Despite slowly rising interest rates, housing starts are projected to remain strong. North American automobile and light truck build rates did slow in late 2004, particularly among the “Big Three” domestic manufacturers. Projections are that 2005 builds should be similar to 2004. Building materials and automotive applications represent approximately 25% and 9%, respectively, of our annual sales.
     Geographies. Our view is that real plastics growth in North America should trend up in 2005 in a range of 2% to 4% compared with 4% to 6% per year of average annual growth in the 1990s. This trend of slower demand growth is principally a result of the loss of manufacturing in North America and the maturation of some larger markets.
     In late 2004, Europe experienced a slowing in demand, which was attributed to high energy costs and the strong euro. For PolyOne, this slowing was most pronounced in Germany and France. Our current view is that plastics demand should grow comparable with the level experienced in 2004.
     Asian business slowed slightly in late 2004, but expectations are for a robust 2005. Markets for plastics are expected to grow 5% to 8%, with China pacing the demand at 10% to 15%, including plastics growth approaching 20% in southern China. We are building a manufacturing facility in southern China in an effort to capture market position and take advantage of the region’s particularly strong growth.
     Margins. Oil- and natural gas-derived hydrocarbon feedstock pricing is expected to be higher on average in 2005 compared with 2004. As a result, price trends for key raw materials are expected to continue to pressure margins in 2005. In particular, the costs of chlorine, ethylene and PVC resin are projected to increase, pressuring margins in our downstream Vinyl Compounds and Specialty Resins businesses. We experienced a significant increase in raw material costs in late 2004. We estimate that our purchased raw material cost increases in 2005 could exceed $125 million. To offset this margin reduction, we continue the effort we began in late 2004 to raise product prices, though there can be no assurances that we will be successful in raising prices.
     Our Resin and Intermediates segment, on the other hand, should benefit in 2005 from the price trends associated with PVC resin, chlorine and caustic soda and, as a result, we expect earnings to increase in this segment over 2004 levels.
     The resulting pressure on our margins should be offset by the full-year benefit of 2004 cost reduction and restructuring initiatives, new initiatives in 2005 to continue simplifying processes and eliminate non-value-added work, ongoing raw material savings programs and selling price increases.
     Market share. Management will focus in 2005 on strengthening our market positions. We are targeting market share gains by helping customers be more competitive on a global basis, expanding our international presence, commercializing new technologies and offering our customers distinct service advantages.
Results of Operations
Consolidated Results:

(In millions)	2004	2003	2002

Sales:
Performance Plastics segment	$1,697.5	$1,556.1	$1,475.9
Distribution segment	606.3	529.2	519.7
Intersegment eliminations	(142.3)	(120.8)	(104.1)

Total sales	$2,161.5	$1,964.5	$1,891.5

Net income (loss):
Performance Plastics segment	$74.7	$3.7	$28.5
Distribution segment	17.8	5.8	4.3
Resin and Intermediates segment	49.2	20.8	0.6
Other segment	(22.1)	(34.3)	(28.4)

Operating income (loss):	119.6	(4.0)	5.0
Interest expense	(72.1)	(66.6)	(42.4)
Interest income	1.5	0.9	0.9
Other expense, net	(16.8)	(13.3)	(8.0)

Income (loss) before income tax	32.2	(83.0)	(44.5)
Income tax (expense) benefit	(13.6)	(12.3)	19.2

Income (loss) from continuing operations	18.6	(95.3)	(25.3)
Income (loss) from discontinued operations, net of taxes	4.9	(155.8)	20.1
Cumulative effect of a change in accounting, net of taxes	—	—	(53.7)

Net income (loss)	$23.5	$(251.1)	$(58.9)

     Expenses (benefits) included in operating income (loss) above that are separately presented on the Consolidated Statements of Operations:

(In millions)	2004	2003	2002

Employee separation and plant phaseout	$(1.4)	$35.1	$1.1
Asset impairments	3.8	8.0	—
Environmental remediation at inactive sites	8.7	2.7	1.5
Loss on sale of assets	5.9	0.3	—
Loss on divestiture of equity investment	—	—	5.1
     Year-to-year changes in sales and operating income (loss) are discussed within the “Segment Information” section that follows. Segments are also discussed in detail in Note S to the Consolidated Financial Statements.

POLYONE CORPORATION

     Cost of Sales - Cost of goods sold, as a percentage of sales, was 85.0% in 2004, 84.7% in 2003 and 83.7% in 2002. These increases were primarily driven by raw material and energy cost increases that were not entirely offset by manufacturing cost reduction initiatives and selling price increases.
     Selling and Administrative - Selling and administrative costs, as a percentage of sales, were 9.3% in 2004, 12.3% in 2003 and 14.0% in 2002. These decreases resulted from administrative restructuring and productivity improvement initiatives to simplify processes and eliminate non-value added work.
     Employee Separation and Plant Phaseout - Charges for severance, employee outplacement, external outplacement consulting, facility closing and the write-down of plant and equipment carrying values to net realizable value resulting from restructuring initiatives. The majority of these charges relate to cost reduction and productivity initiatives undertaken in 2003 that eliminated approximately 800 full time administrative and manufacturing positions and closed a manufacturing facility in Texas, two leased administrative offices in Ohio and a portion of the Mexico Distribution business. Results for 2004 reflect a net benefit of $1.4 million from adjusting our estimate of the remaining liabilities during the year. These initiatives were substantially complete as of December 31, 2004. These charges are discussed in detail in Note F to the Consolidated Financial Statements.
     Asset Impairments - Charges to adjust the carrying values of intangible assets and other investments to the present value of estimated net future cash flows resulting from an evaluation we do each year end, or more often when indicators of impairment exist. During both 2004 and 2003, events and circumstances indicated impairment of certain intangible assets and investments existed. In the fourth quarter of 2004, we wrote down the value of a customer contract by $3.3 million, based upon analyses and forecasts completed during the fourth quarter indicating that revenues and profitability from this contract would decline in the future due to changes in our customer’s end-market demand. This contract was originally valued and recorded as an intangible asset when PolyOne was formed in 2000. The remaining 2004 impairment charges totaling $0.5 million were recorded to adjust the year-end carrying value of an Internet investment by $0.2 million and two community development investments by $0.3 million to their estimated realizable future cash flows.
     In 2003, we wrote down the value of customer lists associated with our Color and Engineered Materials businesses by $4.3 million in light of the lack of profitability of these businesses. These customer lists were originally valued and recorded as intangible assets when PolyOne was formed in 2000. We also wrote down the carrying value of an Internet investment by $1.6 million and a note receivable by $1.4 million in 2003 to adjust year-end carrying values to their estimated realizable future cash flows. We also wrote off $0.7 million for an investment in product technology that was determined not to be marketable. These charges are non-cash and will not result in future cash expenditures.
     Environmental Remediation at Inactive Sites - Environmental remediation costs for manufacturing facilities that we either no longer own or we closed in prior years. We increased our reserves in 2004 to reflect a reduction in expected recoveries from an insurance company whose policies now only service remaining liabilities for groundwater remediation costs at a site that we no longer own and also to recognize an increase over previous cost estimates for a remedial action work plan at an inactive site that required state and federal approval that was received during the third quarter of 2004.
     Loss on Sale of Assets - Loss recorded upon the sale of the assets of our European vinyl compounding business in 2003 and the sale of the assets of our European Melos rubber granulates operations in 2004.
     Loss on Divestiture of Equity Investment - This 2002 charge is comprised of a $1.5 million loss on the sale of our 37.4% investment in the PVC compound operations of Australian Vinyls Corporation and a $3.6 million loss on the sale of our equity investment in Techmer PM, LLC.
     Interest Expense - Interest expense in 2004 was $5.5 million, or 8% higher than in 2003 due primarily to higher average levels of short- and long-term debt outstanding in 2004 than in 2003. Interest expense in 2003 was $24.2 million, or 57% higher than in 2002, also due to higher average borrowings in 2003 than in 2002. Higher average debt levels are primarily the result of our issuance of $300 million of 10.625% unsecured senior notes in the second quarter of 2003. Total short-term and long-term debt (both current and long-term portions) at December 31, 2002 was $583.9 million. Total debt grew to $854.3 million by June 30, 2003 from the issuance of the senior notes discussed above. This total amount was reduced to $784.5 million by December 31, 2003 and remained close to that level through the first half of 2004, declining slightly to $780.9 million at June 30, 2004. By the end of 2004, however, this total amount declined to $692.1 million.
     Other Expense, Net - Finance costs associated with the receivables sale facility, foreign currency gains and losses, retained post-employment benefit costs from previously discontinued operations, premiums paid in connection with the repurchase of senior notes

POLYONE CORPORATION

maturing in the third quarter of 2004 and other miscellaneous items.

(In millions)	2004	2003	2002

Currency exchange gain (loss), net of foreign exchange contracts	$(4.4)	$(5.0)	$(0.1)
Discount on sale of trade receivables	(6.1)	(5.9)	(4.8)
Retained post-employment benefit costs related to previously discontinued operations	(3.6)	(3.0)	(2.9)
Premium paid on debt repurchase	(3.3)	—	—
Other income (expense), net	0.6	0.6	(0.2)

	$(16.8)	$(13.3)	$(8.0)

     Income Tax (Expense) Benefit - Income taxes are discussed in detail in Note Q to the Consolidated Financial Statements. Income tax expense in 2004 and 2003 was related to foreign earnings, except for $0.4 million for state income taxes in 2004. A tax benefit was not recorded on domestic losses in 2004 and 2003 due to uncertainty as to whether we will fully realize the net deferred tax assets that were generated by domestic losses. We intend to maintain a valuation allowance until positive evidence exists that it is more likely than not that these assets will be realized. Tax expense in 2002 reflected a tax benefit on the domestic pre-tax loss and tax expense on foreign pre-tax earnings. The combined effective tax rate was 42.2% and 14.8% for the years ended December 31, 2004 and 2003, respectively, and a benefit of 43.1% for the year ended December 31, 2002.
     Income (Loss) from Discontinued Operations, Net of Income Taxes - Discontinued operations are discussed in detail in Note B to the Consolidated Financial Statements. Income (loss) from discontinued operations included pre-tax charges of $21.3 million in 2004 and $130.5 million in 2003 to adjust the net assets held for sale of these businesses to reflect management’s best estimate of projected net sale proceeds. Also included in income (loss) from discontinued operations are pre-tax charges of $7.5 million in 2004 and $26.4 million in 2003 for employee separation and plant phaseout costs primarily related to the closures of the Burlington, New Jersey, Wynne, Arkansas and DeForest, Wisconsin manufacturing plants of the Engineered Films and Elastomers and Performance Additives businesses. We also sold our 70% ownership interest in Softer in 2002.
     The following table, which is included in Note B to the Consolidated Financial Statements, summarizes the results of discontinued operations. In restating the operating results of the discontinued operations for 2003 and 2002, indirect costs previously allocated to the Elastomers and Performance Additives, Specialty Resins and Engineered Films businesses that were or are expected to be retained upon disposal of these businesses were reallocated to the continuing segments. In addition, as required by generally accepted accounting principles in the United States, 2004 results of discontinued operations do not include any depreciation or amortization expense.

(In millions)	2004	2003	2002

Sales:
Elastomers and Performance Additives	$220.1	$348.1	$363.8
Specialty Resins and Engineered Films	231.9	223.3	242.9
Softer	—	—	70.0

	$452.0	$571.4	$676.7

Pre-tax income (loss) from operations:
Elastomers and Performance Additives	$17.2	$3.5	$24.0
Specialty Resins and Engineered Films	9.7	(27.4)	8.7
Softer	—	—	2.9

	26.9	(23.9)	35.6
Pre-tax loss on disposition of businesses:
Elastomers and Performance Additives	(17.0)	(92.6)	—
Specialty Resins and Engineered Films	(4.3)	(37.9)	—
Softer	—	—	(0.1)

	5.6	(154.4)	35.5
Income tax expense (net of valuation allowance)	(0.7)	(1.4)	(15.4)

Income (loss) from discontinued operations	$4.9	$(155.8)	$20.1

     Cumulative Effect of a Change in Accounting, Net of Income Taxes - We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002 and, as a result, we stopped amortizing all goodwill and indefinite-lived intangible assets. During the first quarter of 2002, we also completed the required transitional review for goodwill impairment. This review indicated that goodwill from the 1999 acquisition of our Engineered Films business was impaired, and as a result, we recognized a pre-tax charge of $54.7 million ($53.7 million after a tax benefit of $1.0 million) as a cumulative effect of a change in accounting principle.

POLYONE CORPORATION

Segment Information:
2004 Compared with 2003:

(In millions)	2004	2003	$ Change	% Change

Sales:
Performance Plastics segment	$1,697.5	$1,556.1	$141.4	9%
Distribution segment	606.3	529.2	77.1	15%
Other segment	(142.3)	(120.8)	(21.5)	18%

	$2,161.5	$1,964.5	$197.0	10%

Operating income (loss):
Performance Plastics segment	$74.7	$3.7	$71.0
Distribution segment	17.8	5.8	12.0
Resin and Intermediates segment	49.2	20.8	28.4
Other segment	(22.1)	(34.3)	12.2

	$119.6	$(4.0)	$123.6

     Performance Plastics 2004 sales increased 9% while shipment volume increased 3% from 2003. Following is a breakdown of 2004 sales by primary product group, along with percentage changes from 2003 in sales and shipment volume:

		2004	2004
		Sales	Shipment Lbs.
	2004 Sales	% Change	% Change
	% of Total	vs. 2003	vs. 2003

Vinyl Compounds	42%	12%	9%
North American Colors and Additives	14%	12%	23%
North American Engineered Materials	7%	3%	(10%)
International Colors and Engineered Materials	27%	8%	(9%)
Formulators	10%	2%	(3%)

Total Performance Plastics	100%	9%	3%

     Vinyl Compounds volume was up 9% from 2003 from stronger demand in the wire and cable, construction and telecommunications markets. Higher average selling prices, resulting from efforts to offset raw material cost increases, helped bring the sales increase to 12% compared with 2003. North American Colors and Additives volume was up 23% from 2003 from stronger demand in extrusion profile applications, higher contract compounding volume and a new application for outdoor decking. Lower selling prices for contract compounding, due to raw materials generally being supplied by the customer, combined with lower average selling prices in the extrusion profile market, resulted in a sales increase of 12% compared with 2003. North American Engineered Materials volume was down 10% from 2003, while sales increased 3%. Volume declined as a result of softer demand in toll compounding applications for the automotive market. Sales increased due to a higher-priced mix of proprietary and customer-tolled products for automotive and telecommunication applications. International Colors and Engineered Materials volume was down 9% from 2003, primarily from the sale of the Melos rubber granulates operations in June 2004. Excluding Melos, volume was up 12% from 2003, reflecting stronger demand in both Asia and Europe. Favorable currency exchange rates increased sales by $35.2 million, driving the 8% increase in sales from 2003. Formulators’ volume was down 3% from 2003. Lower plastisol and powder volumes, primarily from lower shipments for automotive applications on models that have been phased out, were partially offset by higher volumes in inks. Sales increased 2% from 2003 from the resulting change in product mix, combined with higher average selling prices resulting from efforts to offset raw material cost increases.
     Performance Plastics operating income improved $71.0 million from 2003. In the third quarter of 2004, we recorded a $3.8 million year-to-date pre-tax benefit in the Performance Plastics segment from adjustments to our pension and post-retirement benefit plan accruals, as discussed below in “Other”. Operating income in 2004 also included a $1.8 million benefit from adjusting our estimate of the remaining liabilities of employee separation and plant phaseout costs during the year, a $3.3 million asset impairment charge to reduce the carrying value of intangible assets to their estimated realizable future cash flows and a $5.9 million loss on the sale of the Melos rubber granulates operations. Operating income in 2003 included a $24.6 million charge for employee separation and plant phaseout costs and a $5.0 million asset impairment charge to reduce the carrying value of intangible assets to their estimated realizable future cash flows. Favorable currency translation added approximately $3.1 million to 2004 earnings compared with 2003. The remainder of the improvement in operating income was driven by higher sales combined with lower costs that resulted from manufacturing, selling and administrative restructuring and cost initiatives. Raw material cost increases generally outpaced our ability to raise prices in 2004.
     Distribution sales were up 15% and volume was up 9% from 2003. Volume improvements were the result of stronger demand for PolyOne-produced products, third-party commodity resins and the acquisition of the North American business of ResinDirect, a subsidiary of Louis Dreyfus Energy Services, in January 2004. These increases were partially offset by volume declines in Mexico that resulted from us exiting a portion of the business during the first half of 2003 and subsequently exporting from the United States.
     Excluding 2003 shipment volume from the Mexican operation for comparability, volume rose 15% in 2004 from 2003. The sales increase outpaced the volume increase due to higher selling prices from our suppliers that we passed on to our customers.
     Distribution operating income improved $12.0 million from 2003. The main drivers were increased volumes in the United States

POLYONE CORPORATION

and Canada, combined with cost savings resulting from restructuring initiatives and closing the Mexican Distribution operation in 2003. Operating income in 2003 also included a $1.6 million charge for employee separation and plant phaseout costs.
     Resin and Intermediates operating income improved $28.4 million from 2003. The main driver was higher OxyVinyls earnings of $25.8 million primarily due to favorable supply and demand dynamics that drove improved operating margins for polyvinyl chloride (PVC) and vinyl chloride monomer (VCM). SunBelt’s equity earnings contribution increased $2.3 million primarily from increased volume and higher margins on chlorine and caustic soda sales. Results in 2004 also include a $4.5 million charge for environmental remediation at inactive or formerly owned sites, and results in 2003 include a $1.4 million asset impairment charge.
     “Other” consists primarily of corporate governance costs that are not allocated to segments and inter-segment sales and profit eliminations. Results in 2004 include a $0.4 million charge for employee separation and plant phaseout costs, a $0.5 million asset impairment charge and an $8.7 million charge for environmental remediation at inactive sites. Results in 2003 include an $8.9 million charge for employee separation and plant phaseout costs, a $1.6 million asset impairment charge, a $2.7 million charge for environmental remediation at inactive sites and a $0.3 million loss on the sale of assets. The remainder of the $12.2 million improvement in 2004 was due to lower corporate general and administrative costs than in 2003 and the elimination of $1.2 million less pre-tax intercompany profit in the Distribution segment’s inventories related to PolyOne-produced products.
     In the third quarter of 2004, we recorded a $6.5 million year-to-date pre-tax benefit from adjustments to our pension and post-retirement benefit plan accruals, $3.8 million of which is reflected in the Performance Plastics segment and $2.7 million of which is reflected in the Other segment. As discussed in Note N to the Consolidated Financial Statements, on December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). On May 19, 2004, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) Number 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The FSP, which was effective for the first interim or annual period beginning after June 15, 2004, provides guidance on accounting for the effects of the Medicare Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. As a result, we recorded a $0.8 million pre-tax benefit in the third quarter and a $0.7 million pre-tax benefit in the fourth quarter of 2004. In the third quarter we recorded a $2.4 million year-to-date pre-tax benefit as a result of adjusting our post-retirement benefit plan accruals to reflect current plan amendments and actuarial gains. We also recorded a $3.3 million year-to-date pre-tax benefit as a result of adjusting our defined-benefit pension plan accruals to reflect the effect of current year workforce reduction initiatives combined with other actuarial gains. As a result, fourth quarter 2004 pre-tax earnings were positively impacted by a total of $2.2 million, bringing the total pre-tax benefit in 2004 to $8.7 million.
2003 Compared with 2002:

(In millions)	2003	2002	$ Change	% Change

Sales:
Performance Plastics segment	$1,556.1	$1,475.9	$80.2	5%
Distribution segment	529.2	519.7	9.5	2%
Other segment	(120.8)	(104.1)	(16.7)	16%

	$1,964.5	$1,891.5	$73.0	4%

Operating income (loss):
Performance Plastics segment	$3.7	$28.5	$(24.8)
Distribution segment	5.8	4.3	1.5
Resin and Intermediates segment	20.8	0.6	20.2
Other segment	(34.3)	(28.4)	(5.9)

	$(4.0)	$5.0	$(9.0)

     Performance Plastics sales in 2003 increased 5%, while shipment volume decreased 1% from 2002. Following is a breakdown of 2003 sales by primary product group, along with percentage changes from 2002 in sales and shipment volume:

		2003	2003
		Sales	Shipment Lbs.
	2003 Sales	% Change	% Change
	% of Total	vs. 2002	vs. 2002

Vinyl Compounds	41%	1%	(3%)
North American Colors and Additives	13%	(5%)	0%
North American Engineered Materials	7%	(5%)	(9%)
International Colors and Engineered Materials	28%	27%	16%
Formulators	11%	(4)%	(7%)

Total Performance Plastics	100%	5%	(1%)

     The Vinyl Compounds volume decline of 3% resulted primarily from slower demand in the wire and cable, custom profile and packaging markets. Higher average selling prices, the result of efforts to recapture raw material cost increases, helped offset the volume decline, bringing sales to 1% above 2002 levels. Although Colors and Additives volume was flat compared with the prior year, sales declined 5% as a result of a shift in product mix toward more general-purpose products. Engineered Materials volume and sales were down 9% and 5%, respectively, from lower demand in

POLYONE CORPORATION

automotive end-market applications combined with a key customer taking its compounding production back in-house. International Colors and Engineered Materials volume was up 16% primarily from stronger demand in Asia, combined with the acquisition of Transcolor, a Spanish color concentrates producer, in early 2003. Sales increased 27%, positively impacted by $50.7 million of favorable currency exchange rates and an additional $45.0 million from the Transcolor acquisition. Formulators volume and sales declines of 7% and 4%, respectively, resulted primarily from the contribution of the former urethanes product line to the 50% BayOne equity joint venture formed in June 2003 for which PolyOne no longer separately reports sales, combined with a key customer having lost share in its end market.
     Performance Plastics operating income declined $24.8 million in 2003 from 2002. Operating income in 2003 included a $24.6 million charge for employee separation and plant phaseout costs and a $5.0 million asset impairment charge to reduce the carrying value of intangible assets to their estimated realizable future cash flows. Operating income in 2002 included a $1.1 million charge for employee separation and plant phaseout costs. Favorable currency translation added approximately $5.4 million to 2003 earnings compared with 2002. The remainder of the improvement in 2003 operating income was from lower costs as a result of manufacturing, selling and administrative restructuring initiatives, partially offset by slightly lower volume combined with higher raw material costs that were not fully recovered by higher selling prices.
     Distribution sales were up 2%, though volume declined 5% from 2002. The volume decline was driven primarily by volume declines in Mexico from us exiting a portion of the business during the first half of 2003 and subsequently exporting from the United States. Sales were up 6% in the United States and Canada due to stronger demand for engineering resins and PolyOne-produced vinyl compounds.
     Distribution operating income improved $1.5 million from 2002 as a result of increased sales in the United States and Canada combined with cost savings resulting from the closing of a significant portion of the Mexico Distribution operations in 2003. Operating income in 2003 also included a $1.6 million charge for employee separation and plant phaseout costs.
     Resin and Intermediates operating income improved $20.2 million from 2002. The main driver was higher SunBelt earnings of $15.0 million, driven by higher average industry selling prices for chlorine and caustic soda. OxyVinyls earnings also increased $1.0 million from 2002. Results in 2003 include a $1.4 million asset impairment charge, and in 2002 include a $1.5 million loss on the sale of our 37.4% investment in the PVC compound operations of Australian Vinyls Corporation.
     “Other” results in 2003 include an $8.9 million charge for employee separation and plant phaseout costs, a $1.6 million asset impairment charge, a $2.7 million charge for environmental remediation at inactive sites and a $0.3 million loss on the sale of assets. Results in 2002 include a $1.5 million charge for environmental remediation at inactive sites. The remainder of the change in 2003 from 2002 was due to lower unallocated corporate general and administrative costs than in 2003 and the elimination of $1.1 million less pre-tax intercompany profit in the Distribution segment’s inventories related to PolyOne-produced products.
Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements. We evaluate the accounting policies and estimates used to prepare financial statements on an ongoing basis. We base our estimates on historical experience and assumptions believed to be reasonable under the related facts and circumstances. In preparing these financial statements, we have made our best estimates and judgments, and have documented the principal underlying assumptions for these estimates and judgments regarding certain amounts included in the financial statements related to the accounting policies and estimates described in the following text. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements.
     Environmental Accrued Liability - We have accrued $64.5 million to cover future environmental remediation expenditures, and believe that none of these matters, either individually or in the aggregate, will have a material adverse effect on our capital expenditures, consolidated financial condition, results of operations or cash flow beyond the amounts accrued. This accrual represents our best estimate of the remaining probable remediation costs based upon information and technology currently available. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. We increased our reserves in 2004 to reflect a reduction in expected recoveries from an insurance company for groundwater remediation costs at a site that we no longer own, and also to recognize an increase over previous cost estimates for a remedial action work plan at an inactive site that required state and federal approval that was received during the third quarter of 2004.
     For additional information regarding our environmental accrued liability, see Note O to the Consolidated Financial Statements.
     Asbestos-Related Claims - We have been named in various lawsuits involving multiple claimants and defendants for alleged asbestos exposure in the past by, among others, workers and contractors and their families at plants owned by us or our predecessors or on board ships owned or operated by us or our predecessors. We have established reserves of approximately $2 million as of

POLYONE CORPORATION

December 31, 2004 for asbestos-related claims that are probable and estimable. We believe the probability is remote that losses in excess of the amounts we have accrued could be material to our financial condition, results of operations, or liquidity. This belief is based upon our ongoing assessment of the strengths and weaknesses of the specific claims and our defenses and insurance coverages available with respect to these claims, as well as the probability and expected magnitude of reasonably anticipated future asbestos-related claims. Our assessment includes: whether the pleadings allege exposure to asbestos, asbestos-containing products or premises exposure; the severity of the plaintiffs’ alleged injuries from exposure to asbestos or asbestos-containing products and the length and certainty of exposure on our premises, to the extent disclosed in the pleadings or identified through discovery; whether the named defendant related to us manufactured or sold asbestos-containing products; the outcomes of cases recently resolved; and the historical pattern of the number of claims. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate.
     Restructuring-Related Accruals - Specific accruals have been recorded in connection with restructuring our businesses, as well as the integration of acquired businesses. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations and the valuation of certain assets including property, plant and equipment, and inventories. Actual amounts could differ from the original estimates.
     Restructuring-related accruals are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. Under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” changes to plans associated with the integration of an acquired business are recognized as an adjustment to the acquired business’ original purchase price (goodwill) if recorded within one year of the acquisition. After one year, a reduction of goodwill is recorded if the actual costs incurred are less than the original reserve. More than one year subsequent to an acquisition, if the actual costs incurred exceed the original reserve, the excess is recognized as an employee separation and plant phaseout cost. For additional discussion, please refer to Notes E and F to the Consolidated Financial Statements.
     Equity Investment - Equity investments are accounted for by the equity method, under which we recognize our proportionate share of each investment’s net income or loss in our consolidated statement of operations on the line “Income from equity affiliates and minority interest,” and the carrying cost of each investment on the consolidated balance sheets on the line “Investment in equity affiliates.”
     Goodwill - As of December 31, 2004, we had $321.0 million of goodwill that resulted from having acquired businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment on at least an annual basis since 2002. Prior to 2002, goodwill was amortized to expense. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In making these impairment assessments, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
     We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting units. Absent fair value from a potential buyer or similar specific transactions, we believe the use of these two methods provides reasonable estimates of a reporting unit’s fair value. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, marketplace data of comparable companies or near comparable companies from within a consistent industry grouping, and cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, we believe the combination of these two methods provides a reasonable approach to estimate the fair value of our reporting units. No assumptions or estimates differed between these two methods as of any valuation date for each reporting unit.
     The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. We believe this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units. The key estimates and assumptions used in determining fair value under this approach include projected future results and a control premium applied to the market multiples to adjust the enterprise value upward for a 100% ownership interest, where applicable. Projected results for the next 12 months are used due to the forward-looking nature of the market-related multiples. Projected future results are based upon our best estimates, which take into account projected economic and market conditions and the reporting unit’s business plans.
     The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term oper-

POLYONE CORPORATION

ating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s five-to-10 year projection of operating results and cash flows that is discounted using a weighted-average cost of capital calculated for the reporting unit’s industry. The projection is based upon our best estimates of projected economic and market conditions over the five-to-10 year period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions used for this cash flow model include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on projected management plans.
     During the third quarter of 2004, we completed the required “phase one” goodwill impairment assessment and determined that goodwill was not impaired as of July 1, 2004. The average fair values of the market approach and income approach exceeded the carrying value by 74% for the Plastic Compounds and Colors reporting unit and by 9% for the Formulators reporting unit. Using the lowest fair value determined by these two methods would have resulted in a fair value that exceeded the carrying value by 58% for the Plastic Compounds and Colors reporting unit and by 7% for the Formulators reporting unit. While we determined that there was no additional goodwill impairment as of the annual assessment on July 1, 2004, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require us to perform another assessment prior to the next required annual assessment in 2005. These types of events and the resulting analysis could result in future additional charges against earnings to reflect goodwill write-offs or other asset impairments. Any future goodwill impairment would not impact our required financial ratios under the receivables sale facility and the revolving credit facility. However, available borrowings under the revolving credit facility would effectively be reduced by 10% of any after-tax impairment write-off.
     The key assumptions used to prepare the July 1, 2004 valuations under the income approach for the Plastic Compounds and Colors reporting unit were a long-term sales growth rate of 3.0%, working capital to sales ratio of 8.5% and weighted average cost of capital of 13.0%. For the Formulators reporting unit, the key assumptions were a long-term sales growth rate of 3.0%, working capital to sales ratio of 10.8% and weighted average cost of capital of 15.0%. The key assumptions used to prepare the July 1, 2004 valuations under the market approach for each reporting unit were multiples of next year projected sales, earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted to reflect differences between the reporting units and the comparable companies for effectiveness in asset utilization, total asset return, financial leverage and risk. For the Plastic Compounds and Colors reporting unit, the key assumptions were a multiple of sales of 0.7, a multiple of EBITDA of 9.6 and a multiple of EBIT of 15.8. For the Formulators reporting unit, key assumptions were a multiple of sales of 0.7, a multiple of EBITDA of 6.3 and a multiple of EBIT of 7.6.
     We also determined that goodwill was not impaired for the Plastic Compounds and Colors reporting unit and the Formulators reporting unit as of the interim assessment performed as of December 31, 2003 and the annual assessment performed as of July 1, 2003. We did, however, recognize impairment charges in 2003 and 2004 relative to businesses classified as discontinued operations to reduce the net assets of these businesses held for sale to their estimated future net proceeds. For details regarding these charges, see Note B to the Consolidated Financial Statements.
     Income Taxes - Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation, which change throughout the year. Management uses judgment to estimate the income for the year. Because judgment is involved, there is risk that the tax rate may significantly increase or decrease in any period.
     In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.
     In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pre-tax income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
     As a result, we have computed a valuation allowance of $95.5 million, and we intend to maintain it until it is more likely than not that the related deferred tax assets will be realized. Income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. Realizing our remaining deferred tax assets is primarily dependent upon our ability to execute certain feasible and prudent tax planning strategies. Any reduction in estimated future taxable income including, but not limited to, any future restructuring activities may require that we

POLYONE CORPORATION

record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the related period and could have a significant impact on future earnings.
     In addition, the calculation of tax liabilities involves dealing with uncertainties in applying complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based upon our estimate of whether, and the extent to which, additional taxes will be due. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period may be materially impacted.
     Pensions and Post-retirement Benefits - Included in our results of operations are significant pension and post-retirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and post-retirement benefit cost was approximately $23 million, $36 million and $25 million during fiscal 2004, 2003 and 2002, respectively, excluding the impact of restructuring actions. The decrease in net pension and post-retirement expense during fiscal 2004 was primarily a result of better than expected return on pension assets, actuarial experience gains, cessation of Medicare Part B premium reimbursements provided through the retiree medical plan for certain participants, and recognition of the federal subsidy related to providing prescription drug benefits to Medicare eligible retirees under the Medicare Act.
     To develop our discount rate, we considered the available yields on high-quality, fixed-income investments with maturities corresponding to our benefit obligations. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have decreased or increased the fiscal 2004 net pension and post-retirement expense by approximately $1.6 million. Likewise, a 0.5 percentage point increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2004 net pension cost by approximately $1.5 million.
     Market conditions and interest rates significantly affect the future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to highly volatile market conditions. Holding all other assumptions constant, a 0.5 percentage point decrease or increase in the discount rate would have increased or decreased the minimum pension liability by approximately $25 million as of December 31, 2004.
     The rate of increase in medical costs assumed for the next five years was held constant with prior years to reflect both actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired prior to December 31, 1999 are eligible to participate in our company’s subsidized post-retirement plan.
     Contingencies - We are subject to various investigations, claims, and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings, and any liability judged to be probable and estimable, has been accrued. Any potential liability not accrued is not currently expected to have a material adverse effect on our future financial position, results of operations or cash flows.
     Stock Options Granted to Employees - On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) will require all share-based payments to employees to be recognized in the income statement based on their fair value rather than as a pro-forma disclosure. We are required to adopt Statement 123(R) no later than July 1, 2005.
Cash Flows

(In millions)
Cash flows provided (used) by:	2004	2003	2002

Operating activities	$(51.6)	$(176.0)	$(64.8)
Investing activities	111.9	(12.9)	(68.5)
Financing activities	(94.1)	189.0	131.5
Discontinued operations	24.6	4.2	28.3

     Individual line items that comprise cash flows from operating, investing and financing activities are set forth in the Consolidated Statement of Cash Flows. The discussion below centers upon the main drivers of changes in cash flows from operating, investing and financing activities.
     Operating Activities - Cash used by operating activities in 2004 was $124.4 million less than in 2003. Depreciation and amortization in 2004 was consistent with 2003 levels. More cash was provided in 2004 from improved earnings, lower cash payments required under employee separation and plant phaseout programs and higher distributions of cash received from equity affiliates. More cash was used in 2004 for voluntary contributions to defined benefit voluntary pension plans. Accounts receivable

POLYONE CORPORATION

increased in 2004, primarily from increased business activity levels and a decrease of $70.7 million in the amount of receivables sold under the receivables sale facility, partially offset by improved average collection periods for receivables. Inventory levels were consistent at the end of 2004 compared with 2003 even though business activity levels were higher, reflecting improved inventory turnover efficiency. Accounts payable increased in 2004 primarily from higher business activity levels, with similar average payment periods.
     Cash used by operating activities in 2003 was $111.2 million greater than in 2002. Depreciation and amortization in 2003 was consistent with 2002 levels. Less cash was provided in 2003 from lower earnings and lower distributions of cash received from equity affiliates. More cash was used in 2003 from higher cash payments required under employee separation and plant phaseout programs. Accounts receivable levels were consistent at the end of 2003 compared with 2002, reflecting consistent collection periods and levels of business activity. Inventory levels declined in 2003 primarily from improved inventory turnover efficiency, and accounts payable levels declined primarily from lower average payment periods.
     Investing Activities - Cash provided by investing activities in 2004 was $124.8 million more than in 2003. The primary driver was cash received from the sale of the Elastomers and Performance Additives business in August 2004. Capital expenditures in both 2004 and 2003 were primarily in support of current manufacturing operations, and were slightly lower in 2004. We also spent less cash in 2004 for business acquisitions. In 2004 we purchased the North American distribution business of ResinDirect LLC, which is included in our Distribution segment, and in 2003 we made the final payment due on our December 2002 acquisition of Transformacion de Pigmentos Y Colorantes, S.A., which is included in our Performance Plastics segment. We also received more cash in 2004 from the sale of assets. In 2004 we sold our European Melos rubber granulates operations, and in 2003 we sold our 51% interest in Techmer PM, LLC. Both businesses were formerly included in our Performance Plastics segment.
     Cash used by investing activities in 2003 was $55.6 million less than in 2002. The primary driver was lower capital expenditures, which were primarily in support of current manufacturing operations. We also received more cash in 2003 from the sale of assets. As previously mentioned, we sold our 51% interest in Techmer in 2003. In 2002, we sold our 70% interest in Softer.
     Financing Activities - Cash used for financing activities in 2004 was $283.1 million more than in 2003, primarily from the net repayment of $93.7 million of short-term and long-term debt in 2004, compared with net borrowings of short-term and long-term debt in 2003 totaling $206.6 million. Borrowings in 2003 primarily resulted from the issuance of $300 million of 10.625% unsecured notes, partially offset by the maturity of $87.8 million of 9.375% senior notes. We also paid $15.0 million for debt issuance costs in 2003.
     Cash provided by financing activities in 2003 was $57.5 million more than in 2002 due to higher short and long-term debt borrowings in 2003 as described above. In 2002, we issued $200 million of 8.875% senior notes. In addition, we paid dividends in 2002. No dividends have been paid since 2002.
     Discontinued Operations - Cash provided by discontinued operations in 2004 was $20.4 million more than in 2003, primarily from improved earnings which were driven by higher sales and lower costs as a result of restructuring initiatives and by not reflecting depreciation or amortization expense in 2004 as required by generally accepted accounting principles as applied to discontinued operations.
     Cash provided by discontinued operations in 2003 was $24.1 million less than in 2002, primarily from reduced earnings resulting from lower sales levels combined with higher material costs that were not fully recaptured in selling price increases.
Capital Resources and Liquidity
     As of December 31, 2004, we had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $827.9 million. As of December 31, 2004, we had utilized $692.1 million of these facilities, and approximately $135.8 million was available to be drawn while remaining in compliance with all facilities. The following table summarizes available and outstanding facilities at December 31, 2004:

(In millions)	Outstanding	Available

Long-term debt	$689.8	$—
Revolving credit facility	—	1.9
Receivables sale facility	—	133.9
Short-term bank debt	2.3	—

	$692.1	$135.8

     On May 6, 2003, we completed a debt refinancing. The refinancing provided liquidity and the funds to repay senior debt that matured in September 2003 and to support normal operations and fund restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, we issued $300 million of 10.625% unsecured senior notes, entered into a new three-year $225 million receivables sale facility and amended and restated the revolving credit facility. The 10.625% unsecured senior notes rank equally with all other senior unsecured indebtedness. Proceeds from the issuance of the senior notes were used to repay the senior notes that matured in September 2003, to pay off the borrowings on the revolving credit facility and to pay down the amounts borrowed under the receivables sale facility. The new receivables sale facility replaced the former receivables sale facility. The security that had

POLYONE CORPORATION

been extended in February 2003 to senior notes and debentures and our guarantee of the SunBelt notes ended as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of December 31, 2004, our secured borrowings were not at levels that would trigger the security on the indentures governing our notes and debentures or our guarantee of the SunBelt notes.
     We had guaranteed $42.3 million of OxyVinyls’ borrowings from Occidental Petroleum Corporation when OxyVinyls was formed, and this guarantee ended on June 30, 2003.
     Long-Term Debt - At December 31, 2004, we had long-term debt of $689.8 million, with maturities ranging from 2005 to 2015. See Note H to the Consolidated Financial Statements for further information about our debt. Current maturities of long-term debt at December 31, 2004 were $49.3 million.
     Revolving Credit Facility - During the third quarter of 2004, we amended our revolving credit facility to reduce the facility borrowing capacity from $50 million to $30 million to better align facility capacity with our needs for credit following the sale of the Elastomers and Performance Additives business. Also, we would have had limited access to amounts above $30 million without triggering the security provisions of the indentures governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes, as discussed below. No amendments were made to any financial covenants. The revolving credit facility has a three-year term with an inception date of May  6, 2003. The maximum amount that may be borrowed under the revolving credit facility is limited to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and our guarantee of the SunBelt notes. The revolving credit facility was further amended on September 25, 2003 to limit any additional borrowings under the facility unless, after giving effect to the borrowing, the interest coverage ratio as defined and calculated under the agreement would not be less than 1 and the borrowed debt-to-adjusted EBITDA ratio as defined and calculated under the agreement would not be more than 4.75. The revolving credit facility makes available up to $30.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of our company’s domestic intellectual property and inventory and some of our domestic real property.
     As of December 31, 2004, we had no amounts outstanding under the revolving credit facility, although the facility served as a back-up facility for $16.3 million of outstanding letters of credit, and for $1.8 million of loan guarantees related to our 50% Colombian equity joint venture.
     Our revolving credit facility requires us to, among other things, maintain certain interest coverage and borrowed debt-to-adjusted EBITDA earnings ratios. Further, the financing arrangements limit payments for purposes such as capital expenditures, acquisitions and dividends. On September 25, 2003, the required financial ratios in the financing arrangements were amended.
     The following table summarizes the current defined financial covenant ratios for the fourth quarter of 2004 and each quarter in 2005 under the revolving credit facility:

		Borrowed
	Interest Coverage	Debt-to-Adjusted
	Ratio	EBITDA Ratio
	(Minimum)	(Maximum)

Agreement compliance:
Fourth quarter of 2004	1.90	5.75
First quarter of 2005	2.25	4.85
Second quarter of 2005	2.50	4.50
Third quarter of 2005	2.75	4.25
Fourth quarter of 2005	2.75	3.85

     Receivables Sale Facility - As a result of the sale of our Elastomers and Performance Additives business in August 2004, we amended our receivables sale facility during the third quarter of 2004 to reduce the amount of eligible receivables available to be sold from $225 million to $175 million, as discussed in Note J to the Consolidated Financial Statements. As a result, under the terms of our amended receivables sale facility we are allowed to sell accounts receivable and realize proceeds of up to $175 million. However, the maximum amount of proceeds that may be received is limited to 85% of the amount of eligible domestic accounts receivable sold. The receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit, of which $6.0 million was used at December 31, 2004. The receivables sale facility does not contain any credit ratings provision that would allow the purchasers of the accounts receivable to terminate the facility if our senior debt ratings fell below specified levels. The amount of eligible receivables available to be sold under the receivables sale facility will be impacted by the divestment of any or all of the businesses currently held for sale because each of these businesses has accounts receivable that were sold under the receivables sale facility.
     On September 25, 2003, we amended the receivables sale facility to adjust interest coverage ratio requirements. The interest coverage ratio requirements is 2.00 to 1 for the first quarter 2005, 2.25 to 1 for the second quarter 2005, and 2.5 to 1 thereafter.
     Of the capital resource facilities available to us as of December 31, 2004, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each indenture and the guarantee of the SunBelt notes. The receivables sale facility does not

POLYONE CORPORATION

constitute debt under the covenants associated with the senior unsecured notes and debentures. As of December 31, 2004, no accounts receivable were sold, and we had guaranteed unconsolidated equity affiliate debt of $79.2 million of SunBelt. As of December 31, 2003, we sold accounts receivable of $70.7 million and had guaranteed $85.3 million of SunBelt debt.
     The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2004:

	Payment Due by Period

		Less than			More than
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$689.8	$49.3	$20.0	$37.0	$583.5
Operating leases	49.3	14.0	17.7	9.2	8.4
Standby letters of credit	22.3	22.3	—	—	—
Interest obligations(1)	384.5	63.6	119.7	115.8	85.4
Pension and post-retirement obligations(2)	444.1	44.3	87.8	88.2	223.8
Guarantees	81.0	7.9	12.2	12.2	48.7
Purchase obligations	3.7	3.7	—	—	—

Total	$1,674.7	$205.1	$257.4	$262.4	$949.8

(1)	Interest obligations are stated at the rate of interest as defined by the debt instrument and take into effect any impact of rate swap agreements, also assuming the debt is paid at maturity.
(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. There are no minimum funding requirements for 2005 or 2006 for the U.S. qualified defined benefit pension plans. Obligations are based on the plans’ current funded status and actuarial assumptions and include projected benefit payments to participants only through 2014.
     Profitable operations in 2005 will be important to maintain the existing levels of available capital resources. Expected sources of cash in 2005 include net income, borrowings under existing loan agreements and the expected sale of the remaining discontinued operations. Expected uses of cash in 2005 include approximately $49.3 million of long-term debt that matures during the year, interest expense and discount on sale of accounts receivable totaling approximately $67 million, cash taxes, spending for previously announced restructuring initiatives in progress as of December 31, 2004 totaling approximately $2 million, and capital expenditures. Capital expenditures are currently estimated between $40 million and $45 million, primarily in support of manufacturing operations. We may also repurchase or retire additional long-term debt in 2005 as part of our overall strategy to reduce debt. Percentage changes in the levels of accounts receivable, inventories and accounts payable are expected to approximate the corresponding expected percentage increase in sales.
     A timing difference between cash contributions to qualified defined benefit pension plans and the expense for these plans is reflected in our Consolidated Statement of Operations. In 2004, cash contributions to qualified defined benefit pension plans totaled approximately $68.9 million, while the expense for these plans reflected in the Consolidated Statement of Operations totaled approximately $11.4 million.
     Our 2004 contribution of approximately $68.9 million to our qualified defined benefit pension plans exceeded the 2004 required minimum funding of approximately $3.9 million. Based on the voluntary payment of $65 million we made during 2004 for qualified defined benefit plans, no additional required minimum funding is anticipated in 2005 or 2006 for the U.S. qualified defined benefit pension plans. Pension contributions are reflected on the line “Accrued expenses and other” in the Consolidated Statement of Cash Flows.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
     In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to restructuring programs, including cost reduction and employee productivity goals;

POLYONE CORPORATION

•	a delay or inability to achieve targeted debt level reductions through divestitures or other means;

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting our markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, chlor-alkali, VCM or other industries in which we participate;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and our other minority equity holdings;

•	an inability to launch new products and/or services within our various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability or delay beyond December 31, 2005 in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms;

•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance;

•	any poor performance of our pension plan assets and any obligation on our part to fund our pension plan;

•	fluctuations in interest rates that would impact future pension or post-retirement plan expenses;

•	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product platforms to profitability;

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business;

•	an inability to raise prices or sustain price increases for products;

•	an inability to complete the sale of discontinued businesses due to problems or delays associated with legal proceedings, regulatory approvals and/or buyers receiving financing for the transaction or any other reasons; and

•	a delay in the completion of the new manufacturing facility in southern China expected to start up in the second quarter of 2005.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K, and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

POLYONE CORPORATION

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes.
     Interest rate exposure - We periodically enter into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, we terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. We then immediately entered into new interest rate swap agreements on seven fixed-rate obligations in the aggregate amount of $120.0 million. These exchange agreements are perfectly effective as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” On September 3, 2004, we terminated one of the seven outstanding interest rate swap agreements at a cash cost of $0.3 million. At December 31, 2004, the six outstanding agreements had a net fair market value obligation of negative $3.6 million and the weighted-average interest rate for these six agreements was 6.112%. At December 31, 2003, these seven agreements had a net fair value obligation of negative $3.7 million and the weighted-average interest rate for these seven agreements was 5.239%. At December 31, 2002, there were no interest rate swap agreements in place.
     Foreign currency exposure - We enter into intercompany lending transactions denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement between the date a loan is recorded and the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged, and are recorded as other income or expense. We do not hold or issue financial instruments for trading purposes. For additional information regarding foreign currency exchange risk, refer to Note U to the Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Financial Statement Schedule

Page

Management’s Report	24
Reports of Independent Registered Public Accounting Firm	25
Consolidated Financial Statements:
Consolidated Statements of Operations	26
Consolidated Balance Sheets	27
Consolidated Statements of Cash Flows	28
Consolidated Statements of Shareholders’ Equity	29
Notes to Consolidated Financial Statements	30-54
Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	55

Management’s Report
The management of PolyOne Corporation is responsible for the preparation of the consolidated financial statements and disclosures included in this annual report. The financial statements and disclosures included in this annual report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2004.
     Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2004, and found them to be effective.
     Management is also responsible for establishing and maintaining a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the policies and procedures that provide reasonable assurance that: PolyOne Corporation’s accounting records accurately and fairly reflect the transactions and dispositions of the assets of the company; unauthorized or improper acquisition, use or disposal of company assets will be prevented or timely detected; the company’s transactions are properly recorded and reported to permit the preparation of the company’s financial statements in conformity with generally accepted accounting principles; and the company’s receipts and expenditures are made only in accordance with authorizations of management and the board of directors of the company.
     Management has assessed the effectiveness of PolyOne’s internal control over financial reporting at December 31, 2004, and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 55 of this annual report. This report concludes that internal control over financial reporting is effective and that no material weaknesses have been identified.
     Ernst & Young, who audited the consolidated financial statements of PolyOne Corporation as of and for the year ended December 31, 2004, have also audited management’s assessment of internal control over financial reporting and issued an audit report on that audit.

/s/ Thomas A. Waltermire Thomas A. Waltermire President and Chief Executive Officer	/s/ W. David Wilson ---------------------------- W. David Wilson Vice President and Chief Financial Officer
February 22, 2005

POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PolyOne Corporation
We have audited management’s assessment, included in Item 9A,“Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting,” that PolyOne Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for establishing and maintaining a system of internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control over financial reporting, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that PolyOne Corporation maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2004, and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 22, 2005 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG
February 22, 2005
Cleveland, Ohio
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PolyOne Corporation
We have audited the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Oxy Vinyls, LP (a limited partnership in which the Company has a 24% interest) as of and for the year ended December 31, 2004 and 2003 have been audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to 2004 and 2003 data for Oxy Vinyls, LP is based solely on their report.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements, taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Note D to the consolidated financial statements, Goodwill and Other Intangible Assets, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective January 1, 2002.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG
February 22, 2005
Cleveland, Ohio

POLYONE CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2004	2003	2002

Sales	$2,161.5	$1,964.5	$1,891.5
Operating costs and expenses:
Cost of sales	1,837.5	1,664.7	1,583.4
Selling and administrative	201.2	240.8	264.7
Depreciation and amortization	50.9	51.4	51.0
Employee separation and plant phaseout	(1.4)	35.1	1.1
Asset impairments	3.8	8.0	—
Environmental remediation at inactive sites	8.7	2.7	1.5
Loss on sale of assets	5.9	0.3	—
Loss on divestiture of equity investment	—	—	5.1
Income from equity affiliates and minority interest	(64.7)	(34.5)	(20.3)

Operating income (loss)	119.6	(4.0)	5.0
Interest expense	(72.1)	(66.6)	(42.4)
Interest income	1.5	0.9	0.9
Other expense, net	(16.8)	(13.3)	(8.0)

Income (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting	32.2	(83.0)	(44.5)
Income tax (expense) benefit	(13.6)	(12.3)	19.2

Income (loss) before discontinued operations and cumulative effect of a change in accounting	18.6	(95.3)	(25.3)
Income (loss) from discontinued operations and loss on sale, net of income taxes	4.9	(155.8)	20.1
Cumulative effect of a change in accounting, net of income taxes	—	—	(53.7)

Net income (loss)	$23.5	$(251.1)	$(58.9)

Earnings (loss) per common share:
Basic and diluted earnings (loss):
Before discontinued operations and cumulative effect of a change in accounting	$0.20	$(1.05)	$(0.28)
Discontinued operations	0.06	(1.71)	0.22
Cumulative effect of a change in accounting	—	—	(0.59)

Basic earnings (loss) per share	$0.26	$(2.76)	$(0.65)

Weighted average shares used to compute earnings per share:
Basic	91.6	91.1	90.8
Diluted	91.8	91.1	90.8
See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$38.6	$48.7
Accounts receivable (less allowance of $7.5 in 2004 and $9.3 in 2003)	309.7	263.5
Inventories	196.0	196.9
Deferred income tax assets	20.1	26.9
Other current assets	17.7	17.7
Discontinued operations	34.6	52.1

Total current assets	616.7	605.8
Property, net	441.2	486.1
Investment in equity affiliates	263.3	256.7
Goodwill, net	321.0	334.0
Other intangible assets, net	10.1	20.2
Other non-current assets	59.6	53.2
Discontinued operations	59.9	144.9

Total assets	$1,771.8	$1,900.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term bank debt	$2.3	$1.1
Accounts payable, including amounts payable to related party (see Note O)	210.7	173.4
Accrued expenses	102.4	111.1
Current portion of long-term debt	49.3	26.3
Discontinued operations	26.3	52.3

Total current liabilities	391.0	364.2
Long-term debt	640.5	757.1
Deferred income tax liabilities	14.4	25.9
Post-retirement benefits other than pensions	114.0	120.3
Other non-current liabilities including pensions	224.6	257.9
Minority interest in consolidated subsidiaries	6.8	8.5
Discontinued operations	0.1	0.2

Total liabilities	1,391.4	1,534.1
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2004 and 2003	1.2	1.2
Additional paid-in capital	1,069.8	1,068.7
Retained deficit	(208.9)	(232.4)
Common stock held in treasury, 30.5 shares in 2004 and 30.4 shares in 2003	(339.0)	(339.8)
Share ownership trust	—	(1.3)
Accumulated other comprehensive loss	(142.7)	(129.6)

Total shareholders’ equity	380.4	366.8

Total liabilities and shareholders’ equity	$1,771.8	$1,900.9

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2004	2003	2002

Operating activities
Net income (loss)	$23.5	$(251.1)	$(58.9)
Cumulative effect of a change in accounting	—	—	53.7
Loss (income) from discontinued operations	(4.9)	155.8	(20.1)

Income (loss) from continuing operations	18.6	(95.3)	(25.3)
Adjustments to reconcile net income (loss) to net cash used by operating activities of continuing operations:
Employee separation and plant phaseout charges	(1.4)	35.1	1.1
Cash payments on employee separation and plant phaseout	(22.5)	(43.5)	(17.0)
Charges for environmental remediation at inactive sites	8.7	2.7	1.5
Cash payments on environmental remediation at inactive sites	(1.6)	(2.8)	(4.9)
Depreciation and amortization	50.9	51.4	51.0
Loss on sale of assets	5.9	0.3	—
Companies carried at equity and minority interest:
Income from equity affiliates	(66.2)	(36.3)	(22.1)
Minority interest expense	1.5	1.8	1.8
Dividends and distributions received	51.5	24.7	37.4
Provision (benefit) for deferred income taxes	0.6	4.5	(26.0)
Changes in assets and liabilities:
Accounts receivable	(15.0)	2.2	8.5
FIFO inventories	1.1	24.3	(5.6)
Accounts payable	25.6	(31.3)	(47.6)
Decrease in sale of accounts receivable	(70.7)	(89.2)	(57.6)
Accrued expenses and other	(38.6)	(24.6)	40.0

Net cash used by operating activities of continuing operations	(51.6)	(176.0)	(64.8)
Investing activities
Capital expenditures	(23.4)	(28.7)	(65.0)
Return of (investment in) capital by equity affiliates, net	8.3	3.9	(6.8)
Business acquisitions, net of cash acquired	(6.7)	(15.8)	(11.4)
Proceeds from sale of discontinued business, net	101.5	—	—
Proceeds from sale of assets	32.2	27.7	14.7

Net cash provided (used) by investing activities of continuing operations	111.9	(12.9)	(68.5)
Financing activities
Change in short-term debt	24.1	(84.6)	(5.8)
Net issuance (repayment) of long-term debt	(117.8)	291.2	149.6
Debt issuance costs	(0.4)	(15.0)	(4.9)
Termination of interest rate swap agreements	(0.3)	(2.6)	8.3
Proceeds from the exercise of stock options	0.3	—	7.0
Dividends	—	—	(22.7)

Net cash provided (used) by financing activities of continuing operations	(94.1)	189.0	131.5
Net cash provided by discontinued operations	24.6	4.2	28.3
Effect of exchange rate changes on cash	(0.9)	3.0	(3.3)

Increase (decrease) in cash and cash equivalents	(10.1)	7.3	23.2
Cash and cash equivalents at beginning of year	48.7	41.4	18.2

Cash and cash equivalents at end of year	$38.6	$48.7	$41.4

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

									Accumulated
		Common			Additional	Retained	Common	Share	Other
(In millions, except per share	Common	Shares Held		Common	Paid-in	Earnings	Stock Held	Ownership	Comprehensive
data; shares in thousands)	Shares	in Treasury	Total	Stock	Capital	(Deficit)	in Treasury	Trust	Income (Loss)

Balance December 31, 2001	122,192	31,175	$713.4	$1.2	$1,072.7	$100.3	$(350.1)	$(5.3)	$(105.4)
Comprehensive income:
Net loss			(58.9)			(58.9)
Translation adjustment			(2.8)						(2.8)
Adjustment of minimum pension liability			(60.5)						(60.5)
Reclassification of net unrealized loss on securities			0.5						0.5

Total comprehensive income			(121.7)
Stock-based compensation and benefits and exercise of options		(658)	10.7		(4.5)		9.0	4.8	1.4
Adjustment to market value			—		1.3			(1.3)
Cash dividends ($0.25 per share)			(22.7)			(22.7)

Balance December 31, 2002	122,192	30,517	$579.7	$1.2	$1,069.5	$18.7	$(341.1)	$(1.8)	$(166.8)
Comprehensive income:
Net loss			(251.1)			(251.1)
Translation adjustment			26.7						26.7
Adjustment of minimum pension liability			9.1						9.1

Total comprehensive income			(215.3)
Stock-based compensation and benefits and exercise of options		(92)	2.4		(0.9)		1.3	0.6	1.4
Adjustment to market value			—		0.1			(0.1)

Balance December 31, 2003	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Comprehensive income:
Net income			23.5			23.5
Translation adjustment			7.9						7.9
Adjustment of minimum pension liability			(22.5)						(22.5)

Total comprehensive income			8.9
Stock-based compensation and benefits and exercise of options		55	4.7		1.1		0.8	1.3	1.5

Balance December 31, 2004	122,192	30,480	$380.4	$1.2	$1,069.8	$(208.9)	$(339.0)	$—	$(142.7)

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Notes to Consolidated Financial Statements

Note A -	DESCRIPTION OF BUSINESS
PolyOne Corporation (PolyOne or Company) is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution. PolyOne also has equity investments in providers of PVC resin and its intermediates. PolyOne was formed on August 31, 2000, as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna) (see Note E).
     PolyOne’s operations are located primarily in the United States, Europe, Canada, Asia and Mexico. PolyOne operates in three segments: Performance Plastics, Distribution, and Resin and Intermediates. See Note S for further information on PolyOne’s segments.
     As described in Note B, PolyOne’s Specialty Resin and Engineered Films businesses qualified for accounting as discontinued operations as of December 31, 2004. PolyOne’s Elastomers and Performance Additives business was sold in August 2004, and its Italian operating subsidiary, So.F.teR S.p.A. (Softer), was sold in December 2002. All historical financial information for these business operations has been restated as discontinued operations. Unless otherwise noted, disclosure herein pertains to PolyOne’s continuing operations.

Note B -	DISCONTINUED OPERATIONS
In October 2003, PolyOne announced that its future focus would be on its global Plastics Compounding, Color & Additive Masterbatch and Distribution businesses as part of a drive to improve profitability and strengthen its balance sheet because management believes these businesses have the strongest market synergies and potential for long-term success. Consequently, the Elastomers and Performance Additives, Engineered Films and Specialty Resins businesses were targeted for divestment. In December 2003, PolyOne’s board of directors authorized management to complete and execute plans to sell these businesses. The Elastomers and Performance Additives business was a reportable segment and the Specialty Resins and Engineered Films businesses were included in the Performance Plastics segment.
     As a result, these businesses qualified for accounting treatment as discontinued operations as of December 31, 2003 under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, 2003 and 2002 revenues, costs and expenses, assets and liabilities, and cash flows of these businesses were segregated in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
     The net assets held for sale of these businesses were written down to their projected net sale proceeds at December 31, 2003. These charges totaled $92.6 million for the Elastomers and Performance Additives business and $37.9 million for the Engineered Films and Specialty Resins businesses and were included in “Income (loss) from discontinued operations and loss on sale, net of income taxes” in the Consolidated Statement of Operations for the year ended December 31, 2003.
     In August 2004, PolyOne sold the Elastomers and Performance Additives business to an entity formed by an investor group led by Lion Chemical Capital, LLC and ACI Capital Co., Inc. for gross proceeds of approximately $120 million before associated fees and costs. A cash payment of $106 million was made on the closing date and the remaining $14 million was in the form of a six-year note from the buyer. Consequently, PolyOne recognized a $17.0 million non-cash pre-tax charge to adjust the net asset carrying value of the Elastomers and Performance Additives business on the date of sale to the net proceeds received. In the fourth quarter of 2004, PolyOne also recorded a $4.3 million charge to adjust the net assets held for sale of the Engineered Films and Specialty Resins businesses to reflect management’s best estimate of projected net sale proceeds. This charge is included in “Income (loss) from discontinued operations and loss on sale, net of income taxes” in the Consolidated Statement of Operations for the year ended December 31, 2004.
     The carrying amounts of the major classes of assets and liabilities of the Engineered Films and Specialty Resins businesses of $68.1 million at December 31, 2004 are reflected in “Discontinued operations” in the Consolidated Balance Sheets. Management expects to complete the sale of these businesses in 2005.
     PolyOne also sold its 70% ownership interest in Softer in December 2002.
     The following table summarizes the results of discontinued operations. In restating the operating results of the discontinued operations for 2003 and 2002, indirect costs previously allocated to the Elastomers and Performance Additives, Specialty Resins and Engineered Films businesses that were or are expected to be retained upon disposal of these businesses are now included in the continuing businesses operating results. These costs, totaling $17.9 million in 2003 and $22.6 million in 2002, were allocated to the continuing segments as follows: Performance Plastics 40%, Distribution 12% and Other 48%. In addition, as required by generally accepted accounting principles in the United States, 2004

POLYONE CORPORATION

results of discontinued operations do not include any depreciation or amortization expense.

(In millions)	2004	2003	2002

Sales:
Elastomers and Performance Additives	$220.1	$348.1	$363.8
Specialty Resins and Engineered Films	231.9	223.3	242.9
Softer	—	—	70.0

	452.0	571.4	676.7
Pre-tax income (loss) from operations:
Elastomers and Performance Additives	17.2	3.5	24.0
Specialty Resins and Engineered Films	9.7	(27.4)	8.7
Softer	—	—	2.9

	26.9	(23.9)	35.6
Pre-tax loss on disposition of businesses:
Elastomers and Performance Additives	(17.0)	(92.6)	—
Specialty Resins and Engineered Films	(4.3)	(37.9)	—
Softer	—	—	(0.1)

	5.6	(154.4)	35.5
Income tax expense, net of valuation allowance	(0.7)	(1.4)	(15.4)

Income (loss) from discontinued operations	$4.9	$(155.8)	$20.1

Note C -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation - The Consolidated Financial Statements include the accounts of PolyOne and its subsidiaries. All majority-owned affiliates over which PolyOne has control are consolidated. Investments in affiliates and joint ventures in which PolyOne’s ownership is 50% or less, or in which PolyOne does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Intercompany transactions are eliminated. Transactions with related parties (including joint ventures) are in the ordinary course of business.
     Cash and Cash Equivalents - PolyOne considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.
     Allowance for Doubtful Accounts - PolyOne evaluates the collectibility of trade receivables based on a combination of factors. PolyOne regularly analyzes significant customer accounts and, when PolyOne becomes aware of a specific customer’s inability to meet its financial obligations to PolyOne, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, PolyOne records a specific reserve for bad debt to reduce the related receivable to the amount PolyOne reasonably believes is collectible. PolyOne also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic conditions and historical experience. If circumstances related to specific customers change, PolyOne’s estimates of the recoverability of receivables could be adjusted further.
     Concentrations of Credit Risk - Financial instruments that potentially subject PolyOne to credit risk are trade accounts receivable, foreign exchange contracts and interest rate swap agreements. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. PolyOne is exposed to credit risk with respect to forward foreign exchange contracts in the event of non-performance by the counter-parties to these financial instruments. Management believes that the risk of incurring material losses related to this credit risk is remote.
     Sale of Accounts Receivable - PolyOne follows the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and as such, trade accounts receivable sold are removed from the balance sheet at the time of sale.
     Inventories - Inventories are stated at the lower of cost or market. Approximately 40% of PolyOne’s inventories at December 31, 2004 are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued by the first-in, first-out (FIFO) or average cost method.
     Property and Depreciation - Property, plant and equipment is recorded at cost, net of depreciation and amortization that is computed principally using the straight-line method over the estimated useful life of the assets, which ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding 10 years. Property, plant and equipment are generally depreciated on accelerated methods for income tax purposes. Repair and maintenance costs are expensed as incurred.
     Depreciation expense was $47.3 million in 2004, $47.3 million in 2003 and $46.7 million in 2002.
     Impairment of Long-lived Assets - As required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” PolyOne reviews its long-lived assets for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their

POLYONE CORPORATION

carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.
     Goodwill and Other Intangible Assets - Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. As discussed in Note D, PolyOne adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is no longer amortized but is subject to impairment testing. Prior to 2002, goodwill was amortized using the straight-line method over a life of 35 years. Other intangible assets, which consist primarily of non-contractual customer relationships, sales contracts, patents and technology, continue to be amortized over their estimated useful lives. The remaining lives range from three to 20 years.
     Total amortization expense of other intangibles was $3.6 million in 2004, $4.1 million in 2003 and $4.3 million in 2002. No goodwill amortization was recorded in 2004, 2003 or 2002.
     Derivative Financial Instruments - SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative financial instruments, such as foreign exchange contracts and interest rate swap agreements, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them. Changes in the fair value of derivative financial instruments are recognized periodically in either income or shareholders’ equity (as a component of accumulated other non-owner equity), depending on whether the derivative is being used to hedge changes in fair value or cash flows.
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
     From time to time, PolyOne also enters into interest rate swap agreements. The interest rate swap agreements effectively modify our exposure to interest risk by converting our fixed-rate debt to a floating rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet. The net effect of this accounting on PolyOne’s operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on the variable rate stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to maturity. In this case, the amount paid or received in settlement is established by agreement at the time of termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of interest rate swap contracts are deferred within the hedged item and recognized over the remaining life of the contract. During 2004, PolyOne terminated one interest rate swap agreement and paid cash of $0.3 million. During 2003, PolyOne terminated all interest rate swap contracts and paid cash of $2.6 million. The deferred losses and gains have been classified as long-term debt, and are being amortized over the remaining life of the related debt instruments. See Note U for a further description of PolyOne’s financial instruments.
     Revenue Recognition - PolyOne recognizes revenues at the point of passage of title, which is based on shipping terms for product sales or when the service is performed.
     Shipping and Handling Costs - Shipping and handling costs are reflected in cost of sales.
     Equity Affiliates - PolyOne recognizes its proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of our investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred, and reduce the amount of future earnings of the equity investee recognized by PolyOne. At December 31, 2004 and 2003, there were no deferred losses related to equity investees.
     PolyOne accounts for investments in equity affiliates under Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and recognizes impairment losses in the value of investments that management judges to be other than temporary. See Note G to the Consolidated Financial Statements for further information on PolyOne’s equity affiliates.
     Environmental Costs - PolyOne expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the amount can be reasonably estimated.
     Research and Development Expense - Research and development costs, which were $15.6 million in 2004, $18.5 million in 2003 and $15.9 million in 2002, are charged to expense as incurred.

POLYONE CORPORATION

     Income Taxes - Deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rate and laws currently in effect.
     Foreign Currency Translation - Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries and equity investees are translated using the exchange rate at the end of the period. PolyOne’s share of the resulting translation adjustment is recorded as accumulated other comprehensive income (loss) on the consolidated balance sheets. The cumulative unrecognized translation adjustment loss was $10.7 million at December 31, 2004, $18.6 million at December 31, 2003 and $45.3 million at December 31, 2002. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in net income.
     Marketable Securities - Marketable securities are classified as available for sale and are reflected at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged as accumulated other non-owner equity changes. At December 31, 2002, PolyOne recognized an other-than-temporary impairment loss of $0.8 million on its marketable securities, effectively writing the investment down to the December 31, 2002 market value. There were no cumulative unrealized gains or losses at December 31, 2002. During 2003, PolyOne sold its marketable securities and recognized a gain of $0.3 million upon sale.
     Stock-Based Compensation - As provided under SFAS No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an option holder must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne stock covered by the grant exceeds the SARs specified value. At December 31, 2004, 1.1 million SARs were issued and outstanding, of which 0.6 million were vested and exercisable at share prices ranging from $6.00 to $12.22. The charge included in compensation expense was $2.6 million for the three-month period and 12-month period ended December 31, 2004.
     The following pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if PolyOne had accounted for its stock options under the fair value method of that statement. The weighted-average fair value per share of stock options granted was $3.57 for 2004, $2.46 for 2003 and $4.97 for 2002. The fair value for these options was estimated at the grant date using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	4.1%	3.6%	5.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	7 years	7 years	7 years
Expected volatility	42.3%	43.8%	43.3%
     The following table illustrates the effect on net income (loss) and income (loss) per share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate computed by the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected share price volatility. Because PolyOne’s stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

	For the Years Ended December 31,
(In millions, except per share data)	2004	2003	2002

Net income (loss), as reported	$23.5	$(251.1)	$(58.9)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of tax	2.7	1.4	1.4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4.3)	(5.3)	(6.2)

Pro forma net income (loss)	21.9	(255.0)	(63.7)

Net income (loss) per share:
Basic and diluted – as reported	$0.26	$(2.76)	$(0.65)
Basic and diluted – pro forma	$0.24	$(2.80)	$(0.70)
     New Accounting Pronouncements - On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

POLYONE CORPORATION

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. PolyOne expects to adopt Statement 123(R) using the modified-prospective method. The modified-prospective method requires recognition of compensation costs beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested on the effective date.
     As permitted by Statement 123, PolyOne currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a tangible impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share shown previously in this Note C to the Consolidated Financial Statements. Statement 123(R) also requires that the benefits of tax deductions in excess of recognized compensation be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. However, since the Company is in a net operating loss carryforward position for income taxes, there would be no impact on its cash flow statements for each of the three years ended December 31, 2004.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. PolyOne has not yet determined the impact of adoption on its consolidated financial position or results of operations.
     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests. These include ownership, contractual, or other pecuniary interests in an entity. FIN 46 was effective for all variable interest entities during PolyOne’s first quarter of fiscal 2004. The adoption of FIN 46 had no impact on PolyOne’s consolidated financial position, results of operations or cash flows.
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
     Reclassification - Certain amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Note D -	GOODWILL AND INTANGIBLE ASSETS
Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives must be tested for impairment at least annually. Carrying values are compared with fair values, and when appropriate, the carrying value of an impaired asset is reduced to its fair value.
     When adopting this accounting standard on January 1, 2002, PolyOne performed a goodwill impairment evaluation for each reporting unit. This evaluation showed that the carrying value of the Engineered Films reporting unit exceeded its estimated fair value as determined by various valuation techniques, including discounted projected debt-free cash flows. As a result, all of the Engineered Films reporting unit’s goodwill was written off, resulting in a charge of $54.7 million ($53.7 million after tax). The fair value of all other reporting units at January 1, 2002, determined by the same valuation techniques, exceeded each reporting unit’s respective carrying value.
     Prior to 2002, PolyOne amortized goodwill and other intangibles to expense. The following table reconciles net income and

POLYONE CORPORATION

earnings per share information for each of the three years ended December 31, 2004:

(In millions)	2004	2003	2002

Reported net income (loss)	$23.5	$(251.1)	$(58.9)
Discontinued operations, net of tax	(4.9)	155.8	(20.1)
Cumulative effect of a change in accounting, net of tax	—	—	53.7

Adjusted income (loss) before discontinued operations and cumulative effect of a change in accounting	$18.6	$(95.3)	$(25.3)

Basic and diluted income (loss) per share:
As reported	$0.26	$(2.76)	$(0.65)
Discontinued operations, net of tax	(0.06)	1.71	(0.22)
Cumulative effect of a change in accounting, net of tax	—	—	0.59

Adjusted income (loss) per share before discontinued operations and cumulative effect of a change in accounting	$0.20	$(1.05)	$(0.28)

     The divestiture of the Melos rubber granulates operations resulted in a reduction of goodwill of $9.0 million during 2004. Changes in the carrying amount of goodwill for the year ended December 31, 2004 by segment are as follows:

	Performance
(In millions)	Plastics	Distribution	Total

January 1, 2004	$332.9	$1.1	$334.0
Business acquisition	1.8	0.5	2.3
Business divestiture	(9.0)	—	(9.0)
Reduction of acquired tax accrual	(6.1)	—	(6.1)
Translation adjustment	(0.2)	—	(0.2)

December 31, 2004	$319.4	$1.6	$321.0

     Information regarding PolyOne’s other intangible assets follows:

	As of December 31, 2004

	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(4.4)	$—	$4.2
Sales contract	9.6	(7.7)	—	1.9
Patents, technology and other	4.1	(1.1)	1.0	4.0

Total	$22.3	$(13.2)	$1.0	$10.1

	As of December 31, 2003

	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.1	$(3.4)	$—	$4.7
Sales contract	12.9	(5.9)	—	7.0
Patents, technology and other	13.3	(6.0)	1.2	8.5

Total	$34.3	$(15.3)	$1.2	$20.2

     Amortization of other intangible assets was $3.6 million for the year ended December 31, 2004 and $4.1 million for the year ended December 31, 2003. Amortization expense for each of the next five years is expected to be approximately $2 million per year.
     PolyOne adjusts the carrying values of intangible assets and other investments to the present value of estimated net future cash flows resulting from an evaluation done each year end, or more often when indicators of impairment exist. During both 2004 and 2003, events and circumstances indicated impairment of certain intangible assets and investments existed. In the fourth quarter of 2004, PolyOne wrote down the value of a customer contract by $3.3 million, based upon analyses and forecasts completed during the fourth quarter indicating that revenues and profitability from this contract would decline in the future due to changes in its customer’s end-market demand. This contract was originally valued and recorded as an intangible asset when PolyOne was formed in 2000.
     The remaining 2004 impairment charges totaling $0.5 million were recorded to adjust the year-end carrying value of an Internet investment by $0.2 million and two community development investments by $0.3 million to their estimated realizable future cash flows. In 2003, PolyOne wrote down the value of customer lists associated with its Color and Engineered Materials businesses by $4.3 million in light of the lack of profitability of these businesses. These customer lists were originally valued and recorded as intangible assets when PolyOne was formed in 2000. PolyOne also wrote down the carrying value of an Internet investment by $1.6 million and a note receivable by $1.4 million in 2003 to adjust year-end carrying values to their estimated realizable future cash flows. PolyOne also wrote off $0.7 million for an investment in product technology that was determined not to be marketable. These charges are non-cash and will not result in future cash expenditures.

Note E -	FORMATION OF POLYONE
On August 31, 2000, PolyOne was formed as a result of the consolidation of Geon and Hanna, with Geon as the acquiring entity. As a result of the acquisition of Hanna, PolyOne announced plans to incur employee separation and plant phaseout costs for incremental expenditures to exit and consolidate activities at former Hanna locations, to sever employees involuntarily, and to integrate

POLYONE CORPORATION

operating locations and other activities of the newly formed PolyOne.
     In 2001, PolyOne announced the closing of 12 former Hanna manufacturing plants. Of these sites, nine were in the Performance Plastics segment and three were in the Elastomers and Performance Additives segment. In 2001, one Performance Plastics and all designated Elastomers and Performance Additives plants were closed. Five Performance Plastics manufacturing sites were closed in 2002 and two manufacturing sites were closed in 2003. In January 2003, PolyOne refined the original 2001 plan and decided to continue operating one remaining facility. Accordingly, $0.3 million associated with this facility (which relates to an acquired business) was recognized as a reduction to goodwill of the acquired business. As of December 31, 2004, the net property carrying value expected to be realized for the closed facilities was approximately $3.0 million.
     The components of the acquisition integration liabilities are as follows:

	Employee
	Separation		Plant Phaseout Costs

(In millions, except	Number of		Cash	Asset
number of employees)	Employees	Costs	Closing	Writedowns	Total

Balance at December 31, 2001	404	$11.8	$6.6	$0.4	$18.8
Utilized in 2002	(245)	(6.8)	(5.1)	(0.1)	(12.0)

Balance at December 31, 2002	159	$5.0	$1.5	$0.3	$6.8
Utilized in 2003	(159)	(4.7)	(3.0)	(0.2)	(7.9)
Goodwill adjustment	—	(0.3)	—	—	(0.3)
2003 Expense, net	—	—	2.2	(0.1)	2.1

Balance at December 31, 2003	—	$—	$0.7	$—	$0.7
Utilized in 2004	—	—	(0.7)	—	(0.7)

Balance at December 31, 2004	—	$—	$—	$—	$—

Note F - EMPLOYEE SEPARATION AND PLANT PHASEOUT
Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred various employee separation and plant phaseout costs.
     Employee separation costs include salary continuation benefits, medical coverage and outplacement assistance and are based upon a formula that takes into account each individual employee’s base compensation level and length of service. PolyOne maintains an employee severance plan that provides specific benefits to all employees (except those employed under collective bargaining agreements) who lose their jobs due to reduction in workforce or job elimination initiatives, or from closing manufacturing facilities. Collective bargaining employees are covered under the terms of the specific agreement under which they are employed. The amount is determined separately for each affected employee and is recognized at the date the employee is notified if the actual termination date will be within 60 days of notification or is accrued on a straight-line basis over the period from the notification date to the actual termination date if the termination date is greater than 60 days after the notification date. Of the 1,108 employees identified during 2003 and 40 employees identified in 2001 to be terminated, all had been terminated at December 31, 2004.
     Plant phaseout costs include the impairment of buildings, land, manufacturing equipment and office equipment at manufacturing facilities, and the resulting write-down of the carrying value of these assets to fair value, which represents management’s best estimate of the net proceeds to be received for the assets to be sold or scrapped, less cost to sell. Plant phaseout costs also include cash facility closing costs and lease termination costs. Assets transferred to other PolyOne facilities are transferred at net book value.
     Plant phaseout costs associated with continuing operations are reflected on the Condensed Consolidated Statement of Operations on the line “Employee separation and plant phaseout.” Plant phaseout costs associated with discontinued operations are included in the Condensed Consolidated Statement of Operations on the line “Income (loss) from discontinued operations, net of income taxes.” Plant phaseout costs for continuing operations relate to the Performance Plastics segment, and plant phaseout costs for discontinued operations relate to the Engineered Films business, formerly included in the Performance Plastics segment, and the Elastomers and Performance Additives business, which was previously reported as a separate segment. For further information, please refer to Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003.
     2004 Charges - Operating income for 2004 includes a $1.4 million benefit relative to employee separation and plant phaseout costs as a result of adjusting estimated remaining liabilities associated with restructuring initiatives announced in prior years. Income from discontinued operations for the same period was reduced by $7.5 million on a pre-tax basis for employee separation and plant phaseout costs from the announcement in the fourth quarter of 2003 and closing in the first quarter of 2004 of an Engineered Films’ manufacturing facility and two Elastomers and Performance Additives’ manufacturing facilities, along with a gain from the sale of a previously closed Elastomers and Performance Additives’ manufacturing facility in Tillsonburg, Ontario. PolyOne will retain the liabilities for employee separation and plant phaseout costs for the businesses reported as discontinued operations upon the sale of these businesses and, as a result, they are included in this discussion. All employees who were affected by the restructuring initiatives announced in prior years have been terminated as of December 31, 2004. The remaining employee separation costs

POLYONE CORPORATION

accrued at December 31, 2004 totaling $1.8 million are expected to be paid out through the second quarter of 2005. The remaining plant phaseout cash closing costs accrued at December 31, 2004, which primarily represent lease commitments totaling $1.5 million, are expected to be paid out through the first quarter of 2007.
     2003 Charges - Operating income for 2003 was reduced by $35.1 million for employee separation and plant phaseout costs resulting from a January 2003 announcement to reduce approximately 400 staff personnel, a June 2003 decision to close the Fort Worth, Texas Color Additives plant, and the adjustment of remaining liabilities associated with restructuring initiatives announced in prior years. During the third quarter of 2003, PolyOne also closed two leased Ohio administrative offices, closed a portion of the Mexico Distribution business and reduced manufacturing personnel in the North American plastics businesses. Charges of $26.4 million were included in discontinued operations resulting primarily from decisions to close an Engineered Films’ plant and two Elastomers and Performance Additives plants. The following table summarizes the provisions, payments and remaining reserves associated with each of these initiatives from January 1, 2003 through December 31, 2004:

	Employee
	Separation		Plant Phaseout Costs

(In millions, except	Number of		Cash	Asset
employee numbers)	Employees	Costs	Closure	Writedowns	Total

January 2003 reduction of staff personnel
Balance at January 1, 2003		$—	$—	$—	$—
2003 charge (benefit):
Continuing operations	400	17.7			17.7
Discontinued operations		3.0			3.0
Utilized 2003	(400)	(19.2)			(19.2)

Balance at December 31, 2003	—	1.5	—	—	1.5
2004 charge (benefit):
Continuing operations		(0.5)			(0.5)
Discontinued operations
Utilized 2004		(1.0)			(1.0)

Balance at December 31, 2004	—	$—	$—	$—	$—

	Employee		Plant Phaseout
	Separation		Costs

(In millions, except	Number of		Cash	Asset
employee numbers)	Employees	Costs	Closure	Writedowns	Total

Performance Plastics restructuring announced in 2001
Balance at January 1, 2003	40	$13.5	$1.1	$—	$14.6
2003 charge (benefit):
Continuing operations		(3.6)	0.3	1.1	(2.2)
Discontinued operations
Utilized 2003	(40)	(9.0)	(1.3)	(1.1)	(11.4)

Balance at December 31, 2003	—	0.9	0.1	—	1.0
2004 charge (benefit):
Continuing operations		(0.9)	(0.1)	(0.3)	(1.3)
Discontinued operations
Utilized 2004				0.3	0.3

Balance at December 31, 2004	—	$—	$—	$—	$—

	Employee		Plant Phaseout
	Separation		Costs

(In millions, except	Number of		Cash	Asset
employee numbers)	Employees	Costs	Closure	Writedowns	Total

Closure and exit of Engineered Films manufacturing plants
Balance at January 1, 2003	—	$—	$—	$—	$—
2003 charge (benefit):
Continuing operations
Discontinued operations	199	4.8	3.2	7.1	15.1
Utilized 2003	(82)	(2.2)	(0.9)	(7.1)	(10.2)

Balance at December 31, 2003	117	2.6	2.3	—	4.9
2004 charge (benefit):
Continuing operations
Discontinued operations		3.6	(0.1)		3.5
Utilized 2004	(117)	(5.2)	(1.4)		(6.6)

Balance at December 31, 2004	—	$1.0	$0.8	$—	$1.8

POLYONE CORPORATION

	Employee		Plant Phaseout
	Separation		Costs

(In millions, except	Number of		Cash	Asset
employee numbers)	Employees	Costs	Closure	Writedowns	Total

Wynne, Arkansas and Deforest, Wisconsin production facility closures
Balance at January 1, 2003	—	$—	$—	$—	$—
2003 charge (benefit):
Continuing operations
Discontinued operations	137	1.6		5.5	7.1
Utilized 2003				(5.5)	(5.5)

Balance at December 31, 2003	137	1.6	—	—	1.6
2004 charge (benefit):
Continuing operations
Discontinued operations		1.0	2.5		3.5
Utilized 2004	(137)	(2.6)	(2.5)		(5.1)

Balance at December 31, 2004	—	$—	$—	$—	$—

	Employee
	Separation		Plant Phaseout Costs

(In millions, except	Number of		Cash	Asset
employee numbers)	Employees	Costs	Closure	Writedowns	Total

June 2003 closure of Ft. Worth, Texas color additives plant
Balance at January 1, 2003	—	$—	$—	$—	$—
2003 charge (benefit):
Continuing operations	32	0.5	0.4	2.7	3.6
Discontinued operations
Utilized 2003	(32)	(0.5)	(0.4)	(2.7)	(3.6)

Balance at December 31, 2003	—	—	—	—	—
2004 charge (benefit):
Continuing operations		0.6			0.6
Discontinued operations
Utilized 2004		(0.6)			(0.6)

Balance at December 31, 2004	—	$—	$—	$—	$—

POLYONE CORPORATION

	Employee
	Separation		Plant Phaseout Costs

(In millions, except	Number of		Cash	Asset
employee numbers)	Employees	Costs	Closure	Writedowns	Total

Mexico & North America administrative staff reductions
Balance at January 1, 2003	—	$—	$—	$—	$—
2003 charge (benefit):
Continuing operations	340	12.9	2.6	0.5	16.0
Discontinued operations		1.2			1.2
Utilized 2003	(189)	(5.1)	(0.4)	(0.5)	(6.0)

Balance at December 31, 2003	151	9.0	2.2	—	11.2
2004 charge (benefit):
Continuing operations		(0.2)			(0.2)
Discontinued operations		0.5			0.5
Utilized 2004	(151)	(8.5)	(1.5)		(10.0)

Balance at December 31, 2004	—	$0.8	$0.7	$—	$1.5

	Employee
	Separation		Plant Phaseout Costs

(In millions, except	Number of		Cash	Asset
employee numbers)	Employees	Costs	Closure	Writedowns	Total

Total
Balance at January 1, 2003	40	$13.5	$1.1	$—	$14.6
2003 charge (benefit):
Continuing operations	772	27.5	3.3	4.3	35.1
Discontinued operations	336	10.6	3.2	12.6	26.4
Utilized 2003	(743)	(36.0)	(3.0)	(16.9)	(55.9)

Balance at December 31, 2003	405	15.6	4.6	—	20.2
Continuing operations		(1.0)	(0.1)	(0.3)	(1.4)
Discontinued operations		5.1	2.4		7.5
Utilized 2004	(405)	(17.9)	(5.4)	0.3	(23.0)

Balance at December 31, 2004	—	$1.8	$1.5	$—	$3.3

Note G -	FINANCIAL INFORMATION OF EQUITY AFFILIATES
PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates. PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of polyvinyl chloride (PVC) resins. OxyVinyls is a leading producer of PVC resins in North America. Summarized financial information for OxyVinyls follows:

POLYONE CORPORATION

(In millions)	2004	2003

OxyVinyls:
Net sales	$2,272.5	$1,760.4
Operating income	$267.1	$117.7
Partnership income as reported by OxyVinyls	$199.8	$92.4
PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	48.0	22.2
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.6	0.6

Earnings of equity affiliate recorded by PolyOne	$48.6	$22.8

Current assets	$391.5	$326.7
Non-current assets	1,396.9	1,489.4

Total assets	1,788.4	1,816.1

Current liabilities	244.3	196.5
Non-current liabilities	511.4	598.3

Total liabilities	755.7	794.8

Partnership capital	$1,032.7	$1,021.3

     OxyVinyls’ income during 2003 reported above included a charge of $3.4 million, net of tax, in connection with a change in accounting from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and a charge of $4.0 million for employee severance costs associated with a personnel reduction undertaken by OxyVinyls. PolyOne’s proportionate share of the 2003 charges was $0.8 million for the change in accounting and $1.0 million for the severance costs. OxyVinyls’ income during the year ended December 31, 2002 included pre-tax charges of $20.6 million related to the asset write-off and decommissioning costs associated with the permanent closing of specific production assets included in an idled plant, plus employee severance and costs associated with the temporary idling of a plant. PolyOne’s proportionate share of the 2002 charges was $4.9 million.
     In April 2003, OxyVinyls exercised its purchase option related to its LaPorte, Texas vinyl chloride monomer (VCM) plant lease for approximately $180 million with proceeds of a loan from Occidental Petroleum Corporation, the parent company of the owner of the remaining 76% of OxyVinyls.
     OxyVinyls adopted the provisions of FIN 46 on April 1, 2003, which resulted in the consolidation of its 50% owned OxyMar VCM partnership that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, OxyVinyls’ assets increased by approximately $373 million, liabilities increased by approximately $399 million and a negative minority interest of approximately $27 million. There was no effect on OxyVinyls’ net income or partnership capital as a result of the consolidation.
     PolyOne’s Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (SunBelt), which is 50% owned by PolyOne. The following table presents SunBelt’s summarized financial results:

(In millions)	2004	2003

SunBelt:
Net sales	$105.8	$97.0
Operating income	$35.6	$31.9
Partnership income as reported by SunBelt	$23.5	$18.8
PolyOne’s ownership of SunBelt	50%	50%

Earnings of equity affiliate recorded by PolyOne	$11.7	$9.4

Current assets	$18.9	$13.3
Non-current assets	125.5	135.3

Total assets	144.4	148.6

Current liabilities	18.0	18.8
Non-current liabilities	146.3	158.4

Total liabilities	164.3	177.2

Partnership deficit	$(19.9)	$(28.6)

     OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase at market price, less a discount, all chlorine produced by SunBelt up to a maximum of 250,000 tons per year. OxyVinyls’ chlorine purchases from SunBelt totaled approximately $61.1 million in 2004 and approximately $52.7 million in 2003.
     The Performance Plastics segment includes the DH Compounding Company (owned 50%) and Geon/ Polimeros Andinos (owned 50%) equity affiliates, and BayOne Urethane Systems LLC (BayOne) (owned 50%). BayOne was formed in June 2003 as a 50/50 joint venture with Bayer Corporation. For the nine-month period ended September 30, 2003, the Resin and Intermediates segment included the results for Welvic Australia Pty Ltd (Welvic), an equity affiliate (owned 37.4%). As of September 1, 2003, Welvic sold substantially all of its net operating assets to Orica Ltd, the other partner in the joint venture with PolyOne. Following the sale of assets, Welvic was liquidated. Through the Welvic sale of operating assets and liquidation, PolyOne realized $2.5 million of cash, which approximated the net carrying value. For the one-month period ended January 31, 2003, the Performance Plastics segment included the results for Techmer PM, LLC, an equity affiliate (owned 51%). In January 2003, PolyOne sold its unconsolidated equity ownership interest in Techmer. Further, for the two-month period ended February 28, 2002, the Resin and Intermediates segment included the results for Australian Vinyls Corporation, an equity affiliate (owned 37.4%), and the

POLYONE CORPORATION

Performance Plastics segment included SPCGeon PTE Limited (owned 50%). In February 2002, Australian Vinyls Corporation was sold and SPCGeon PTE Limited was dissolved.
     Combined summarized financial information for these equity affiliates follows. The amounts shown represent the entire operations of these businesses, rather than PolyOne’s proportionate share.

(In millions)	2004	2003

Net sales	$116.0	$90.3
Operating income	12.8	9.0
Net income	11.3	8.0

Current assets	$33.3	$24.6
Non-current assets	35.5	31.1

Total assets	$68.8	$55.7

Current liabilities	$29.7	$13.4
Non-current liabilities	1.7	—

Total liabilities	$31.4	$13.4

Note H - Financing Arrangements
     Long-term debt at December 31 consisted of the following:

(In millions)	2004	2003

6.875% debentures due 2005	$29.2	$77.5
10.625% senior notes due 2010	300.0	300.0
8.875% senior notes due 2012	198.7	198.5
7.500% debentures due 2015	50.0	50.0
Medium-term notes – interest rates from 6.52% to 7.16% with a Weighted average rate of 6.82% – due between 2005 and 2011	110.3	149.9
Colombian peso denominated notes, interest rate at 11.46%, due 2005	1.5	6.6
Bank borrowings	0.1	0.9

Total long-term debt	$689.8	$783.4
Less current portion	49.3	26.3

Total long-term debt, net of current portion	$640.5	$757.1

     Aggregate maturities of long-term debt for the next five years are: 2005 – $49.3 million; 2006 – $0.7 million; 2007 – $19.3 million; 2008 – $18.9 million; 2009 – $18.1 million; and thereafter – $583.5 million.
     On May 6, 2003, PolyOne completed a debt refinancing. The refinancing provided liquidity and the funds needed to repay senior debt that matured in September 2003 and to support normal operations and fund previously announced restructuring initiatives intended to improve earnings. As part of this comprehensive refinancing, PolyOne issued $300 million of 10.625% unsecured senior notes, entered into a new three-year $225 million receivables sale facility and amended and restated its revolving credit facility. The 10.625% unsecured senior notes rank equally with all other senior unsecured indebtedness. The new receivables sale facility replaced the former receivables sale facility. The security that had been extended in February 2003 to senior notes and debentures and PolyOne’s guarantee of the SunBelt notes terminated as part of the debt refinancing. Security was granted under the terms of the 2003 amended and restated revolving credit agreement. As of December 31, 2004, PolyOne’s secured borrowings were not at levels that would trigger the security provisions of the indentures governing its senior notes and debentures and its guarantee of the SunBelt notes.
     Revolving Credit Facility - During the third quarter of 2004, PolyOne amended its revolving credit facility to reduce the facility borrowing capacity from $50 million to $30 million to better align facility capacity with its needs for credit following the sale of the Elastomers and Performance Additives business, and because PolyOne would have limited access to amounts above $30 million without triggering the security provisions of the indentures governing the senior unsecured notes and debentures and the guarantee of the SunBelt notes. No amendments were made to any financial covenants. The revolving credit facility has a three-year term with an inception date of May 6, 2003. The maximum amount that may be borrowed under the revolving credit facility is limited to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and the guarantee of the SunBelt notes. The revolving credit facility was further amended on September 25, 2003 to limit any additional borrowings under the facility unless, after giving effect to the borrowing, the interest coverage ratio as defined and calculated under the agreement would not be less than one and the borrowed debt-to-adjusted EBITDA ratio as defined and calculated under the agreement would not be more than 4.75. The revolving credit facility makes available up to $30.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of PolyOne’s domestic intellectual property and inventory and some of its domestic real property.
     As of December 31, 2004, PolyOne had no amounts outstanding under the revolving credit facility, although the facility served as a back-up facility for $16.3 million of outstanding letters of credit, and for $1.8 million of loan guarantees which related to PolyOne’s 50% Colombian equity joint venture.
     The weighted-average interest rate on short-term borrowings was 1.8% at December 31, 2004 and 2.0% at December 31, 2003. Interest paid was $69.2 million in 2004, $63.2 million in 2003 and $41.4 million in 2002.
     PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information regarding these risks and PolyOne’s management of risk exposure is included in Item 7A, “Qualitative

POLYONE CORPORATION

and Quantitative Information about Market Risk,” in this annual report on Form 10-K.
     PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. During July 2003, PolyOne terminated all outstanding interest rate swap agreements at a cash cost of $2.6 million. PolyOne then immediately entered into new interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million. These seven agreements had a net fair value obligation of negative $3.7 million at December 31, 2003. The exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At December 31, 2004, the six remaining agreements had a net fair value obligation of negative $3.6 million. The weighted-average interest rate for these six agreements was 6.112%. There have been no material changes in the market risk faced by PolyOne from December 31, 2003 to December 31, 2004.
     The following table shows the interest rate impact of the swap agreements at December 31, 2004 and 2003:

	Effective	Effective
	Interest	Interest
	Rate at	Rate at
	December	December
	31, 2004	31, 2003

6.875% debentures due in 2005	4.75%	5.21%
$119.25 million of medium-term notes with a weighted-average interest rate of 6.82%	5.40%	—
$160 million of medium-term notes with a weighted-average interest rate of 6.85%	—	5.93%

Note I -	LEASING ARRANGEMENTS
PolyOne leases certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $18.3 million in 2004, $21.8 million in 2003 and $18.2 million in 2002.
     Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year at December 31, 2004 were as follows: 2005 – $14.0 million; 2006 – $10.3 million; 2007 – $7.4 million; 2008 – $5.3 million; 2009 – $3.9 million; and thereafter – $8.4 million.

Note J -	SALE OF ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	December 31,

(In millions)	2004	2003

Trade accounts receivable	$158.5	$134.9
Retained interest in securitized accounts receivable	158.7	137.9
Allowance for doubtful accounts	(7.5)	(9.3)

	$309.7	$263.5

     Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At December 31, 2004, accounts receivable totaling $158.5 million were sold by PolyOne to PFC and, as a result, are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the then-current amount of the accounts receivable sold to PFC. At December 31, 2004, PFC had not sold any of its undivided interests in accounts receivable. PolyOne retains an interest in the $158.7 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this interest retained by PolyOne is included in accounts receivable on the Consolidated Balance Sheets at December 31, 2004 and December 31, 2003.
     As a result of the sale of the Elastomers and Performance Additives business in August 2004, the receivables sale facility was amended in the third quarter of 2004 to reduce the amount of eligible receivables available to be sold from $225 million to $175 million. The receivables sale facility also makes up to $50 million available for the issuance of standby letters of credit as a sub-limit within the $175 million limit under the facility. Continued availability of the securitization program depends upon compliance with covenants related primarily to operating performance as set forth in the related agreements. As of December 31, 2004, PolyOne was in compliance with all such covenants.
     PolyOne receives the remaining proceeds from collection of the receivables after deduction for the aggregate yield payable on the undivided interests in the receivables sold by PFC, a servicer’s fee, an unused commitment fee (between 0.375% and 0.625%, depending upon the amount of the unused portion of the facility), fees for any outstanding letters of credit, and an administration and monitoring fee ($150,000 per annum).
     PolyOne also services the underlying accounts receivable and receives a service fee of 1% per annum on the average daily amount of the outstanding interests in its receivables. The net

POLYONE CORPORATION

discount and other costs of the receivables sale facility are included in other expenses, net in the Consolidated Statements of Operations.

Note K -	INVENTORIES

	December 31,

(In millions)	2004	2003

At FIFO or average cost, which approximates current costs:
Finished products and in process	$140.6	$135.0
Raw materials and supplies	91.4	82.9

	232.0	217.9
Reserve to reduce certain inventories to LIFO cost basis	(36.0)	(21.0)

	$196.0	$196.9

     Approximately 40% and 38% of PolyOne’s inventory was valued by the LIFO method at December 31, 2004 and 2003, respectively.

Note L -	PROPERTY

	December 31,

(In millions)	2004	2003

Land and land improvements	$39.3	$45.7
Buildings	204.7	204.6
Machinery and equipment	707.8	708.1

	951.8	958.4
Less accumulated depreciation and amortization	(510.6)	(472.3)

	$441.2	$486.1

Note M -	OTHER BALANCE SHEET LIABILITIES

	Accrued Expenses		Non-current Liabilities

	December 31,		December 31,

(In millions)	2004	2003	2004	2003

Employment costs	$47.4	$42.6	$14.0	$20.7
Environmental	7.9	8.3	56.6	46.4
Taxes	13.4	10.0	—	—
Post-retirement benefits	11.3	12.3	—	—
Interest	7.9	8.2	—	—
Pension	—	—	125.6	155.8
Employee separation and plant phaseout	2.6	20.2	0.7	—
Insurance accruals	1.0	0.8	6.2	6.8
Other	10.9	8.7	21.5	28.2

	$102.4	$111.1	$224.6	$257.9

Note N -	EMPLOYEE BENEFIT PLANS
PolyOne has three defined-benefit pension plans under which benefits are currently accruing for certain U.S. employees. The plans generally provide benefit payments using a formula based on employee compensation and length of service. PolyOne’s merged plan closed participation to employees after December 31, 1999, and for all active participants the service component of the benefit was frozen as of December 31, 2002.
     PolyOne recorded an intangible asset of $0.2 million related to both funded and unfunded pension plans as of December 31, 2004, and of $0.3 million as of December 31, 2003. PolyOne’s accumulated other non-owner equity changes included $133.4 million after tax at December 31, 2004, and $110.9 million at December 31, 2003, related to the accumulated minimum pension liability. PolyOne reports other non-owner equity changes, net of the related income tax expense or benefit, in the Consolidated Statements of Shareholders’ Equity. The income tax benefit that related to the adjustment of the minimum pension liability was $7.3 million in 2004 and $2.7 million in 2003.
     PolyOne also sponsors several unfunded defined-benefit post-retirement plans that provide certain subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. Most of the health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as a capping of the Company’s cost, deductibles and/or cost sharing. The life insurance plans are generally non-contributory.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became U.S. law. Certain of PolyOne’s post-retirement health care plans provide prescription drug benefits. PolyOne has determined that its plans will qualify for the federal subsidy related to providing prescription drug benefits to Medicare eligible retirees. The reduction in the Accumulated Post-retirement Benefit Obligation (APBO) for the subsidy related to benefits attributed to past service is $13.7 million. This subsidy reduced 2004 expense by $1.5 million.
     PolyOne uses a December 31 measurement date for all of its plans.

POLYONE CORPORATION

     The following tables set forth the change in benefit obligation, change in plan assets and components of funded status related to defined-benefit pension and post-retirement health care benefit plans. Actuarial assumptions used are also included.

	Pension Benefits		Health Care Benefits

(In millions)	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation — beginning of year	$494.9	$465.5	$167.5	$155.6
Service cost	1.1	1.4	0.5	0.8
Interest cost	29.6	30.0	8.2	10.2
Participant contributions	—	—	3.7	3.3
Benefits paid	(35.2)	(34.2)	(19.2)	(18.1)
Acquired businesses and plan amendments	10.3	11.2	(44.4)	—
Change in discount rate and other	25.5	21.0	(3.8)	15.7

Benefit obligation — end of year	$526.2	$494.9	$112.5	$167.5
Projected salary increases	22.4	29.5	—	—

Accumulated benefit obligation	$503.8	$465.4	$112.5	$167.5

Change in plan assets:
Plan assets — beginning of year	$309.0	$267.7	$—	$—
Actual return on plan assets	27.0	44.7	—	—
Company contributions	73.6	20.0	15.5	14.8
Plan participants’ contributions	—	—	3.7	3.3
Benefits paid	(35.2)	(34.2)	(19.2)	(18.1)
Other	3.2	10.8	—	—

Plan assets — end of year	$377.6	$309.0	$—	$—

Funded status:
Projected benefit obligation in excess of plan assets	$(148.6)	$(185.9)	$(112.5)	$(167.5)
Unrecognized prior service cost	(0.7)	(0.6)	(42.7)	0.5
Unrecognized net actuarial (gain) loss	190.8	177.8	29.9	34.4

Net amount recognized	$41.5	$(8.7)	$(125.3)	$(132.6)

     Amounts included in the Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits

(In millions)	2004	2003	2004	2003

Accrued benefit cost, net	$(125.6)	$(155.8)	$(125.3)	$(132.6)
Intangible assets	0.2	0.3	—	—
Accumulated other comprehensive income	166.9	146.8	—	—

Net amount recognized	$41.5	$(8.7)	$(125.3)	$(132.6)

POLYONE CORPORATION

     As of December 31, 2004, PolyOne has plans with a Projected Benefit Obligation and an Accumulated Benefit Obligation in excess of the related plan assets. Information for these plans is disclosed below:

	Pension Benefits

(In millions)	2004	2003

Projected benefit obligation	$523.3	$493.1
Accumulated benefit obligation	501.2	463.6
Fair value of plan assets	374.2	306.5

	Pension Benefits			Health Care Benefits

(Dollars in millions)	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	5.58%	6.25%	6.75%	5.43%	6.25%	6.75%
Rate of compensation increase	3.5%	3.5%	4.0- 7.0%	—	—	—
Assumed health care cost trend rates at December 31:
Health are cost trend rate assumed for next year	—	—	—	11%	11%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2011	2010	2009
     An expected return on plan assets of 8.75% will be used to calculate the 2005 pension expense.
     The following table summarizes the components of net period benefit cost recognized during each of the years in the three-year period ended December 31, 2004. The expected long-term return rate on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns. Actuarial assumptions used are also included in the table.

	Pension Benefits			Health Care Benefits

(Dollars in millions)	2004	2003	2002	2004	2003	2002

Components of net periodic benefit costs:
Service cost	$1.1	$1.4	$5.0	$0.5	$0.8	$0.8
Interest cost	29.6	30.0	30.0	8.2	10.2	9.9
Expected return on plan assets	(26.3)	(21.7)	(27.4)	—	—	—
Curtailment and settlement charges	0.1	0.2	—	—	0.1	—
Amortization of unrecognized losses, transition obligation and prior service cost	10.7	13.8	6.9	(0.8)	0.8	(0.2)

	$15.2	$23.7	$14.5	$7.9	$11.9	$10.5

	Pension Benefits			Health Care Benefits

(Dollars in millions)	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine net period benefit cost for the years ended December 31:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.75%	8.75%	9.0%	—	—	—
Rate of compensation increase	3.5%	4.0- 7.0%	4.0- 7.0%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	10%	10%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.5%
Year that the rate reaches the ultimate trend rate	—	—	—	2010	2009	2008

POLYONE CORPORATION

     Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following impact:

	1-Percentage-	1-Percentage-
	Point	Point
(In millions)	Increase	Decrease

Effect on total of service and interest cost	$0.6	$(0.6)
Effect on post-retirement benefit obligation	9.9	(8.8)
     PolyOne’s pension asset investment strategy is to diversify the asset portfolio between asset categories and within asset categories so as to enhance the portfolio’s risk adjusted return. Further, PolyOne’s expected portfolio asset mix considers the duration of the plan liabilities and gives more weight to equity positions than to fixed income securities. PolyOne’s pension asset investment allocation guidelines are equity securities from 60% to 75% and debt securities (including cash equivalents) from 25% to 40%. PolyOne’s pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category were as follows:

	Plan Assets at
	December 31,

Asset Category	2004	2003

Equity securities	67%	73%
Debt securities	29	23
Other	4	4

	100%	100%

     The estimated future benefit payments for PolyOne’s pension and health care plans are as follows:

			Medicare
	Pension	Health Care	Part D
(In millions)	Benefits	Benefits	Subsidy

2005	$34.6	$9.7	$—
2006	33.8	10.0	1.2
2007	33.8	10.2	1.3
2008	33.8	10.3	1.4
2009	33.8	10.3	0.5
2010 through 2014	174.4	49.4	2.2
     The Company’s estimate of employer contributions to all qualified and nonqualified pension plans and to the health care benefit plans in 2005 is $4.7 million and $9.7 million, respectively.
     PolyOne sponsors a voluntary retirement savings plan (RSP). Under provisions of this plan, eligible employees generally can receive Company matching contributions up to the first 6% of their eligible earnings. In addition, PolyOne may make discretionary profit-sharing contributions to this plan for eligible employees based on a specified percentage of each employee’s compensation. Following are PolyOne’s contributions to the RSP:

(In millions)	2004	2003	2002

Retirement savings match	$4.2	$7.8	$8.9
Defined retirement benefit	5.4	4.2	5.6

	$9.6	$12.0	$14.5

Note O -	COMMITMENTS AND RELATED-PARTY INFORMATION
Environmental - PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with several environmental sites. While government agencies frequently claim PRPs are jointly and severally liable at these sites, in PolyOne’s experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $64.5 million at December 31, 2004 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at December 31, 2004. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. For 2004, 2003 and 2002, PolyOne incurred environmental expense of $10.3 million, $4.1 million and $3.5 million, respectively, of which $8.7 million in 2004, $2.7 million in 2003 and $1.5 million in 2002 relates to inactive or formerly owned sites.
     Guarantees - PolyOne guarantees $79.2 million of SunBelt’s outstanding senior secured notes in connection with the construction of the chlor-alkali facility in Macintosh, Alabama. This debt and the related guarantee mature in 2017.
     Related-Party Transactions - PolyOne purchases a substantial portion of its PVC resin and all of its VCM raw materials under the

POLYONE CORPORATION

terms of supply agreements with OxyVinyls. The agreements have an initial term of 15 years, with PolyOne having the right to renew for two five-year option periods. PolyOne also has entered into various service agreements with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $22.5 million at December 31, 2004 and $10.4 million at December 31, 2003. PolyOne’s purchases of raw materials from OxyVinyls totaled approximately $264 million during 2004 and $230 million during 2003.

Note P -	OTHER EXPENSE, NET

(In millions)	2004	2003	2002

Currency exchange loss, net of foreign exchange contracts	$(4.4)	$(5.0)	$(0.1)
Discount on sale of trade receivables	(6.1)	(5.9)	(4.8)
Retained post-employment benefit cost related to previously discontinued business operations	(3.6)	(3.0)	(2.9)
Premium on debt repurchase	(3.3)	—	—
Other income (expense), net	0.6	0.6	(0.2)

	$(16.8)	$(13.3)	$(8.0)

Note Q -	INCOME TAXES
Income (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting consists of the following:

(In millions)	2004	2003	2002

Domestic	$(19.1)	$(112.0)	$(56.2)
Foreign	51.3	29.0	11.7

	$32.2	$(83.0)	$(44.5)

     A summary of income tax expense (benefit) follows:

(In millions)	2004	2003	2002

Current:
Federal	$—	$—	$—
State	0.4	—	—
Foreign	12.6	7.8	6.8

Total current	$13.0	$7.8	$6.8
Deferred:
Federal	—	—	(18.7)
State	—	—	(4.9)
Foreign	0.6	4.5	(2.4)

Total deferred	$0.6	$4.5	$(26.0)

Total tax expense (benefit)	$13.6	$12.3	$(19.2)

     The income tax rate (benefit) for financial reporting purposes varied from the federal statutory rate as follows:

	2004	2003	2002

Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State tax, net of federal benefit	0.8	(3.7)	(7.2)
Valuation allowance	24.8	23.7	—
Provision for repatriation of foreign earnings	—	28.9	—
Differences in rates of foreign operations	(14.6)	2.7	0.7
Other, net	(3.8)	(1.8)	(1.6)

Effective income tax rate	42.2%	14.8%	(43.1)%

     In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act contains numerous changes to existing tax laws. Among other things, the Jobs Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of certain offshore earnings. PolyOne has not yet determined what impact, if any, the Jobs Act may have on its consolidated financial condition or results of operations.
     Significant components of PolyOne’s deferred tax liabilities and assets at December 31 were as follows:

(In millions)	2004	2003

Deferred tax liabilities:
Tax over book depreciation	$58.2	$82.1
Intangibles	4.6	11.8
Equity investments	149.1	146.4
Other, net	23.2	33.0

Total deferred tax liabilities	$235.1	$273.3

Deferred tax assets:
Post-retirement benefits other than pensions	$41.0	$49.0
Employment cost and pension	42.5	59.0
Discontinued operations impairment	14.7	29.1
Employee separation and plant phaseout	2.3	11.4
Environmental	22.4	20.1
Net operating loss carryforward	171.0	159.5
State taxes	5.9	7.2
Alternative minimum tax credit carryforward	5.8	5.8
Foreign net operating losses and tax credit carryforward	6.6	13.8
Other, net	24.1	11.6

Total deferred tax assets	$336.3	$366.5
Tax valuation allowance	(95.5)	(92.2)

Net deferred tax assets	$5.7	$1.0

     SFAS No. 109, “Accounting for Income Taxes,” requires deferred tax assets to be determined for each tax-paying component

POLYONE CORPORATION

of an enterprise within each tax jurisdiction. The deferred tax assets indicated in the table above are attributable primarily to tax jurisdictions where a recent history of losses has occurred. Therefore, PolyOne believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized. PolyOne intends to maintain the valuation allowance until sufficient positive evidence exists to support realization of the deferred tax assets. PolyOne had provided for U.S. federal and foreign withholding tax on $22.0 million, or 9%, of foreign subsidiaries’ undistributed earnings as of December 31, 2003. Regarding the undistributed earnings on which no federal and foreign withholding tax has been provided, earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of income tax liability that would result had such earnings actually been repatriated.
     PolyOne paid income taxes net of refunds of $8.0 million in 2004, $7.9 million in 2003 and $1.6 million in 2002. PolyOne has a U.S. net operating loss carryforward of approximately $488.5 million, of which $11.9 million will expire in 2011, $22.2 million in 2012, $66.6 million in 2018, $3.5 million in 2019, $9.5 million in 2020, $104.5 million in 2021, $97.4 million in 2022, $86.8 million in 2023 and the remaining $86.1 million in 2024. In addition, PolyOne has an alternative minimum tax credit carryforward of $5.8 million that has no expiration date.

Note R -	SHAREHOLDERS’ EQUITY
PolyOne’s incentive stock plans provide for the award or grant of options to purchase PolyOne common stock. Options granted generally become exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. For 2003 and 2002 grants, the amount scheduled to vest in the third year may vest earlier based upon stock performance. The term of each option cannot extend beyond 10 years from the date of grant. In 2003, in addition to the 10-year term option, stock options were granted that vest on the third anniversary of the date of grant with a term of four years. All options under the plans have been granted at 100% or greater of market (as defined) on the date of the grant. PolyOne also has a stock plan for non-employee directors under which options are granted.
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
     A summary of stock option activity follows:

		Weighted-
		Average
(In thousands, except per share data)	Shares	Exercise Price

Outstanding at December 31, 2001	14,530	$11.68
Issued	1,505	12.23
Exercised	(782)	9.11
Forfeited	(2,199)	10.11

Outstanding at December 31, 2002	13,054	$12.16
Issued	1,462	6.00
Exercised	—	—
Forfeited	(2,057)	10.89

Outstanding at December 31, 2003	12,459	$11.65
Issued	109	7.08
Exercised	(43)	7.78
Forfeited	(2,149)	10.85

Outstanding at December 31, 2004	10,376	11.79
Exercisable at December 31, 2004	9,302	12.16
Exercisable at December 31, 2003	9,512	12.60
Exercisable at December 31, 2002	10,648	12.47
At December 31, 2004:
Exercisable options:
Exercise price: $3.60 – $13.00	6,615	$10.08
Exercise price: $13.01 – $26.82	2,687	17.28
Unexercisable options:
Exercise price: $3.60 – $13.00	1,074	$8.57
Exercise price: $13.01 – $26.82	—	—

     At December 31, 2004, the weighted-average remaining life for options with an exercise price of $13.00 or less was 4.7 years. Options with an exercise price of more than $13.00 had a remaining life of 2.8 years.
     The compensation cost recognized relating to the stock portion of the annual incentive plans, three-year incentive plan and amortization of restricted stock awarded amounted to $0.1 million in 2004, $1.4 million in 2003 and $1.4 million in 2002. The weighted-average fair value per share of stock awards under the long-term incentive plan on the grant date was $6.00 for 2004, $6.13 for 2003 and $12.22 for 2002.
     On December 10, 2003, the Compensation and Governance Committee of PolyOne’s board of directors approved grants under the Incentive Plan that were effective December 11, 2003. Target-Priced Stock Appreciation Rights (SARs) amounting to 1.2 million shares in the aggregate were granted with an exercise term of 36 months, and with vesting contingent upon the attainment of target prices of $8.00, $9.00, and $10.00 of PolyOne’s common stock. During 2004, PolyOne recorded compensation expense of $2.6 million for these SARs.

POLYONE CORPORATION

     At December 31, 2004, approximately 11.6 million shares were reserved for future issuance upon the exercise of stock options previously granted, and approximately 4.0 million shares were available for future grants under PolyOne’s incentive plans.
     During January of 2005, the Compensation and Governance Committee of PolyOne’s board of directors authorized the issuance of 639,300 performance shares and 474,300 SARs The performance shares vest only to the extent that management goals for cash flow, return on invested capital, and earnings before interest, taxes, depreciation and amortization relative to debt are achieved over the next three years. Provided these three goals are attained, the performance shares will be awarded at the end of the three-year period ending December 31, 2007. The value of the SARs was calculated to be $3.84 per share based on the Black-Scholes-Merton valuation method. The SARs will be issued for shares of PolyOne stock and will vest in one-third increments when the stock price appreciates 10%, 20%, and 30% above the $8.94 base price. The SARs have a seven-year exercise period that expires on January 4, 2012.
     During 2002, the Compensation Committee of PolyOne’s board of directors authorized the issuance of 3,000 shares of restricted PolyOne stock to a PolyOne executive. The 2002 shares were valued at $12.22 per share and were issued from shares held in treasury. No shares were issued in 2003 or 2004. Shares vest and restrictions lapse three years from the date of grant. Accordingly, PolyOne has recorded the grants as unearned compensation to be recognized as compensation expense over the three-year vesting period.

Note S -	SEGMENT INFORMATION
PolyOne operates in three segments: Performance Plastics, Distribution, and Resin and Intermediates. The Elastomers and Performance Additives business was previously reported as a separate segment and the Specialty Resins and Engineered Films businesses were included in the Performance Plastics segment, and are now included in discontinued operations. The accounting policies of each segment are consistent with those described in the “Summary of Significant Accounting Policies.” Segment assets consist primarily of customer receivables, inventories, net property and goodwill. Intersegment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of intersegment sales, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, retained assets and liabilities of discontinued operations and certain other unallocated corporate assets.
     Performance Plastics - The Company’s Performance Plastics segment manufactures polymer related products in the following product groups:

•	Vinyl Compounds - Vinyl, or polyvinyl chloride, is a highly versatile plastic. Vinyl is the only plastic that can be made thin and flexible enough for intravenous solution bags, yet rigid and tough enough for window and computer housings. Because of this versatility, vinyl has become one of the most widely used plastics, utilized in a range of applications. PolyOne’s vinyl compounds combine polyvinyl chloride resins with a broad range of additives that offer product versatility, particularly when fire resistance, chemical resistance or weatherability is required.

•	Colors and Additives - Color and additive concentrates, or masterbatches, are plastic compounds that contain a high concentration of color pigments or additives predispersed in a polymer carrier medium and supplied in pellet, liquid, flake or powder form. Color masterbatches are designed for use with the base resin mix so that the correct color or additive performance is achieved. Additive masterbatches include a wide variety of products, but are commonly categorized by the function performed, such as UV stabilizers, slip/antiblock, antistat, blowing agents, antioxidants, lubricants, and stabilizers. PolyOne’s color and additive masterbatches provide flexibility to plastic processors who prefer to create multiple color effects or enhance the performance of their own base polymers. PolyOne’s colors and additives for thermoplastics are used throughout the plastic industry, particularly in the outdoor decking, packaging, automotive, consumer, pipe, and wire and cable industries. PolyOne’s colors and additives are also incorporated into end-use products such as stadium seating, toys, housewares, vinyl siding, pipe, food packaging, and medical packaging.

•	Engineered Materials - PolyOne’s engineered materials consist of reinforced and filled plastic compounds and thermoplastic elastomer compounds. With PolyOne’s compounding expertise, it has the ability to expand the performance range and structural properties of traditional engineering grade thermoplastic resins. PolyOne combines its knowledge of base polymers, lubricants, fillers and reinforcements as well as a wide range of functional additives to enable it to tailor its compounds to meet its customers’ unique application requirements. PolyOne’s compounds incorporate commodity resins such as polyethylene and polypropylene, engineering resins such as nylon, polycarbonate, polyesters and other high performance resins. In addition, PolyOne has a broad product line of thermoplastic elastomer compounds, including thermoplastic olefins, thermoplastic vulcanizates and styrene block copolymers.

•	Formulators - Formulator products consist primarily of liquid systems with a base resin of specialty polyvinyl chloride

POLYONE CORPORATION

resins or natural rubber latex. PolyOne compounds and manufactures proprietary PVC screen printing inks and powders, latex, specialty additives and colorants that meet the specific needs of its customers’ applications. Examples of applications for formulator products include: inks for textiles in the consumer industry; armrests, headrests and oil filters in the automotive industry; coil coatings, sheet vinyl and carpet backing in the construction industry; and decals, coatings and tool handles for general industry.

     Distribution - The Company’s Distribution segment is a distributor to the North American market of approximately 3,500 grades of engineering materials and commodity grade resins, plastic compounds and color masterbatches, including vinyl compounds that are produced by the Performance Plastics segment. The Company purchases bulk quantities of base plastic resins, such as polycarbonate, polyethylene, polypropylene and polystyrene from approximately 18 major suppliers and resells it in truckload and less-than-truck load quantities to more than 5,100 customers throughout North America. These products are sold to custom molders and extruders who, in turn, convert them into plastic products sold to a number of different industries and end-use markets. The Distribution segment ships approximately 650 million pounds of product annually and operates more than 30 stocking locations, including 10 repackaging plants across North America. On January 12, 2004, the Distribution segment acquired the North American distribution business of ResinDirect LLC, a wholly owned subsidiary of Louis Dreyfus Energy Services L.P. ResinDirect North America distributes approximately 60 million pounds of commodity plastic resins annually.
     Resin and Intermediates - The Resin and Intermediates segment consists primarily of two joint ventures that are accounted for and reported on the equity basis. OxyVinyls is a 24% owned producer of PVC resin, VCM, chlorine and caustic soda, and SunBelt is a 50% owned producer of chlorine and caustic soda. OxyVinyls is PolyOne’s principal supplier of PVC resin.

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Year ended December 31, 2004:
Sales to external customers	$2,161.5	$1,561.7	$599.8	$—	$—
Inter-segment sales	—	135.8	6.5	—	(142.3)

	$2,161.5	$1,697.5	$606.3	$—	$(142.3)

Operating income (loss)	$119.6	$74.7	$17.8	$49.2	$(22.1)

Expenses (benefits) included in operating income:
Employee separation and plant phaseout (benefit) charges	$(1.4)	$(1.8)	$—	$—	$0.4
Environmental remediation costs at inactive sites	8.7	—	—	—	8.7
Loss on sale of assets	5.9	5.9	—	—	—
Asset impairments	3.8	3.3	—	—	0.5
Depreciation and amortization	$50.9	$48.3	$1.3	$0.2	$1.1

Total assets	$1,771.8	$1,114.1	$157.7	$247.7	$252.3

Capital expenditures	$23.4	$22.5	$0.1	$—	$0.8

POLYONE CORPORATION

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Year ended December 31, 2003:
Sales to external customers	$1,964.5	$1,441.8	$522.7	$—	$—
Inter-segment sales	—	114.3	6.5	—	(120.8)

	$1,964.5	$1,556.1	$529.2	$—	$(120.8)

Operating income (loss)	$(4.0)	$3.7	$5.8	$20.8	$(34.3)

Expenses (benefits) included in operating income:
Employee separation and plant phaseout charges	$35.1	$24.6	$1.6	$—	$8.9
Environmental remediation costs at inactive sites	2.7	—	—	—	2.7
Loss on sale of assets	0.3	—	—	—	0.3
Asset impairments	8.0	5.0	—	1.4	1.6
Depreciation and amortization	$51.4	$47.0	$1.6	$0.2	$2.6

Total assets	$1,900.9	$1,178.0	$138.8	$240.0	$344.1

Capital expenditures	$28.7	$27.2	$0.6	$—	$0.9

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Year ended December 31, 2002:
Sales to external customers	$1,891.5	$1,378.7	$512.8	$—	$—
Inter-segment sales	—	97.2	6.9	—	(104.1)

	$1,891.5	$1,475.9	$519.7	$—	$(104.1)

Operating income (loss)	$5.0	$28.5	$4.3	$0.6	$(28.4)

Expenses (benefits) included in operating income:
Employee separation and plant phaseout charges	$1.1	$1.1	$—	$—	$—
Environmental remediation costs at inactive sites	1.5	—	—	—	1.5
Loss on divestiture of equity investments	5.1	—	—	5.1	—
Depreciation and amortization	$51.0	$46.8	$1.8	$0.8	$1.6

Total assets	$1,997.5	$1,188.1	$140.6	$231.1	$437.7

Capital expenditures	$65.0	$52.9	$1.0	$—	$11.1

POLYONE CORPORATION

     A breakdown of the Performance Plastics segment’s sales for the years ended December 31, 2004 and 2003 and the changes versus the respective prior year periods, by primary product group, are as follows:

	Year Ended December 31,			Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002

			2004			2003
	2004	2004	Shipment	2003	2003	Shipment
	Sales $	Sales $	Lbs.	Sales $	Sales $	Lbs.

	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2003	vs. 2003	Total	vs. 2002	vs. 2002
Vinyl Compounds	42%	12%	9%	41%	1%	(3)%
North American Colors and Additives	14%	12%	23%	13%	(5)%	—
North American Engineered Materials	7%	3%	(10)%	7%	(5)%	(9)%
International Colors and Engineered Materials	27%	8%	9%	28%	27%	16%
Formulators	10%	2%	(3)%	11%	(4)%	(7)%

Total Performance Plastics	100%	9%	3%	100%	5%	(1)%

     Earnings of equity affiliates are included in the related segment earnings (loss) and the investment in equity affiliates is included in related segment assets. Amounts related to equity affiliates included in the segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(In millions)	2004	2003	2002

Earnings (loss) of equity affiliates:
Performance Plastics	$5.9	$4.2	$6.8
Resin and Intermediates	60.3	32.1	15.3

Subtotal	66.2	36.3	22.1
Minority interest	(1.5)	(1.8)	(1.8)

Total	$64.7	$34.5	$20.3

Investment in equity affiliates:
Performance Plastics	$26.4	$27.9	$51.9
Resin and Intermediates	236.9	228.8	219.9

Total	$263.3	$256.7	$271.8

     PolyOne’s sales are principally to customers in the United States, Europe, Canada, and Asia, and the majority of its assets are located in these geographic areas. Following is a summary of sales and long-lived assets based on geographic areas from which the sales originated and assets by location:

(In millions)	2004	2003	2002

Net sales:
United States	$1,404.0	$1,260.0	$1,291.7
Europe	418.5	392.2	293.6
Canada	245.1	220.3	201.7
Asia	81.4	72.0	74.8
Other	12.5	20.0	29.7
Long-lived assets:
United States	$626.3	$673.5	$611.6
Europe	97.4	116.9	215.7
Canada	62.9	59.0	49.9
Asia	42.6	41.0	38.4
Other	2.7	3.1	3.9

Note T -	WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(In millions)	2004	2003	2002

Weighted-average shares – basic:
Weighted-average shares outstanding	91.6	91.7	91.3
Less unearned portion of restricted stock awards included in outstanding shares	—	(0.6)	(0.5)

	91.6	91.1	90.8

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	91.6	91.1	90.8
Plus dilutive impact of stock options and stock awards	0.2	—	—

	91.8	91.1	90.8

POLYONE CORPORATION

     Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.
     For 2003 and 2002, PolyOne excluded all outstanding options from the calculation of diluted loss per share because they would have had an anti-dilutive effect due to the net loss and the fact that the exercise prices were greater than the average market price of its common shares for the respective periods.

Note U -	FINANCIAL INSTRUMENTS
PolyOne enters into intercompany lending transactions denominated in various foreign currencies and is subject to financial exposure from foreign exchange rate movement between the date a loan is recorded and the date it is settled or revalued. To mitigate this risk, PolyOne enters into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged and are recorded as other income or expense. PolyOne does not hold or issue financial instruments for its own trading purposes.
     The following table summarizes by currency the contractual amounts of PolyOne’s foreign exchange contracts at December 31, 2004 and 2003. Foreign currency amounts are translated at exchange rates as of December 31, 2004 and 2003, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

	December 31, 2004		December 31, 2003

Currency (in millions)	Buy	Sell	Buy	Sell

U.S. dollar	$129.4	$88.6	$161.9	$93.6
Euro	45.4	131.9	13.3	147.8
British pound sterling	—	0.8	2.7	13.3
Canadian dollar	33.7	—	59.3	—
Other	11.2	—	20.4	2.6
     PolyOne used the following methods and assumptions to estimate the fair value disclosures for financial instruments:
     Cash and cash equivalents - The carrying amounts reported in the balance sheet approximate fair value.
     Long- and short-term debt - The carrying amounts of PolyOne’s short-term borrowings approximate fair value. The fair value of PolyOne’s senior notes, debentures and medium-term notes is based on quoted market prices. The carrying amount of PolyOne’s borrowings under its variable-interest rate long-term revolving credit agreements and other long-term borrowings approximates fair value.
     Foreign exchange contracts - The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2004. The fair value of long-term foreign exchange contracts is based on quoted market prices for contracts with similar maturities.
     Interest rate swaps - The fair value of interest rate swap agreements, obtained from the respective financial institutions, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.
     The carrying amounts and fair values of PolyOne’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Cash and cash equivalents	$38.6	$38.6	$48.7	$48.7
Long-term debt
6.875% debentures	29.2	27.6	77.5	72.0
10.625% senior notes	300.0	337.5	300.0	300.0
7.500% debentures	50.0	38.8	50.0	38.7
8.875% senior notes	198.7	217.5	198.5	184.0
Medium-term notes	110.3	101.7	149.9	140.9
Bank borrowings	1.5	1.6	7.5	7.5
Foreign exchange contracts	(1.5)	(1.5)	0.4	0.4
Interest rate swaps	(3.6)	(3.6)	(3.7)	(3.7)

POLYONE CORPORATION

Note V -	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004 Quarters				2003 Quarters

(In millions, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Sales	$515.9	$552.2	$557.8	$535.6	$474.0	$493.3	$504.8	$492.4
Operating costs and expenses, net	499.7	514.4	516.8	511.0	481.9	486.6	493.9	506.1
Operating income (loss)	16.2	37.8	41.0	24.6	(7.9)	6.7	10.9	(13.7)
Income (loss) before discontinued operations and cumulative effect of a change in accounting	(10.8)	11.8	19.2	(1.6)	(29.9)	(41.4)	(6.1)	(17.9)
Discontinued operations	(2.8)	(0.2)	2.3	5.6	(152.7)	(1.8)	0.1	(1.4)
Net income (loss)	$(13.6)	$11.6	$21.5	$4.0	$(182.6)	$(43.2)	$(6.0)	$(19.3)
Basic and diluted earnings (loss) per share: (1)
Before discontinued operations	$(0.12)	$0.13	$0.21	$(0.02)	$(0.33)	$(0.45)	$(0.07)	$(0.20)
Net income (loss)	$(0.15)	$0.13	$0.24	$0.04	$(2.00)	$(0.47)	$(0.07)	$(0.21)

(1)	Per share amounts for the quarter and the full year have been computed separately. Accordingly, quarterly amounts may not sum to the annual amounts presented because of differences in the average shares outstanding during each period.

POLYONE CORPORATION

SCHEDULE II
POLYONE CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In millions)

	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other	Other		Other	at End of
	of Period	Expenses	Accounts(C)	Deductions		Additions	Period

Year ended December 31, 2004
Reserves for doubtful accounts	$9.3	$2.1	$—	$(3.9	) (A)	$—	$7.5
Accrued liabilities for environmental matters	$54.7	$10.3	$1.6	$(2.1	) (B)	$—	$64.5
Year ended December 31, 2003
Reserves for doubtful accounts	$9.6	$3.6	$—	$(3.9	) (A)	$—	$9.3
Accrued liabilities for environmental matters	$52.3	$4.1	$3.1	$(4.8	) (B)	$—	$54.7
Year ended December 31, 2002
Reserves for doubtful accounts	$7.2	$5.8	$—	$(3.4	) (A)	$—	$9.6
Accrued liabilities for environmental matters	$56.2	$3.5	$(0.5)	$(6.9	) (B)	$—	$52.3
Notes:
(A) Accounts written off.
(B) Cash payments during the year.
(C) Translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 and, based on this evaluation, has concluded that such disclosure controls and procedures are effective.
Management’s annual report on internal control over financial reporting
The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2004 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2004, also issued an audit report on management’s assessment of PolyOne’s internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. This audit report is set forth on page 25 of this annual report on Form 10-K and incorporated by reference into this Item 9A.

POLYONE CORPORATION

Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement to be filed on or about March 31, 2005 with respect to the 2005 Annual Meeting of Shareholders (2005 Proxy Statement). Information concerning executive officers is contained in Part I of this Report under the heading “Executive Officers of the Company.”
     Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in PolyOne’s 2005 Proxy Statement.
     PolyOne has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. PolyOne’s code of ethics is posted under the Investor Relations tab of its Web site at www.polyone.com. PolyOne will post any amendments to, or waivers of, its code of ethics that apply to its principal executive officer, principal financial officer and principal accounting officer on its Web site.

ITEM 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation is incorporated by reference to the information contained in PolyOne’s 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in PolyOne’s 2005 Proxy Statement.
     The following table provides information about PolyOne Corporation’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of December 31, 2004.

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,417,992	$11.27	3,789,977	(1)
Equity compensation plans not approved by security holders (2)	178,489	$10.38	180,226

Total	11,596,481		3,970,203

(1)	In addition to options, warrants and rights, the 1993 Incentive Stock Plan, the 1995 Incentive Stock Plan, the 1998 Interim Stock Awards Plan, the 1999 Incentive Stock Plan, the Long-Term Incentive Plan and the 2000 Stock Incentive Plan each authorize the issuance of restricted stock, performance shares and/or deferred shares. The 1999 Incentive Stock Plan, the Long-Term Incentive Plan and the 2000 Stock Incentive Plan each have a separate sub-limit for the total number of shares that may be issued as one or more of these types of awards. The sub-limits are 400,000 restricted shares under the 1999 Incentive Stock Plan, 750,000 restricted and deferred shares and 1,500,000 performance shares under the Long-Term Incentive Plan, and 1,000,000 restricted, performance and deferred shares under the 2000 Stock Incentive Plan.
(2)	The 1998 Interim Stock Award Plan was adopted by the Board of Directors of one of PolyOne’s predecessors in 1998. The Plan provides for awards in the form of stock options, restricted stock, stock equivalent units, stock appreciation rights, performance shares, and other stock and performance-based incentives. Key employees of PolyOne and its affiliates are eligible for awards. Non-employee directors are not eligible for awards. The Compensation and Governance Committee of the Board of Directors administers the Plan and selects award recipients. The maximum number of shares available for awards under the Plan is 375,574. The Compensation and Governance Committee has the authority to adjust the maximum number of shares available under the Plan and the exercise price of outstanding awards in the event of mergers, consolidations and other corporate

POLYONE CORPORATION

transformations, stock dividends, stock splits and other non-cash distributions to shareholders. Unless otherwise determined by the Board of Directors, upon a change in control of PolyOne, all options and rights under the Plan become fully exercisable and all restrictions and conditions applicable to share awards are deemed to be satisfied.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information regarding certain relationships and related transactions is incorporated by reference to the information contained in PolyOne’s 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2004 and 2003 and the pre-approval policies and procedures of the Audit Committee of PolyOne’s Board of Directors is incorporated by reference to the information contained in PolyOne’s 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
     The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
     The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(d), are incorporated by reference to Exhibit 99.1 to this Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP as of December 31, 2004 and for each of the three years then ended.

Consolidated financial statements of SunBelt Chlor Alkali Partnership as of December 31, 2004 and for each of the three years then ended.
     The following consolidated financial statement schedule of PolyOne Corporation is included in Item 8:
     Schedule II – Valuation and Qualifying Accounts
     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, omitted.

POLYONE CORPORATION

(a)(3) Exhibits.

Exhibit		Description

3.1	(k)	Articles of Incorporation

3.1a	(b)	Amendment to the second article of the Articles of Incorporation, as filed with the Ohio Secretary of State November 25, 2003

3.2	(k)	Regulations

4.1	(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee

4.2	(d)	Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes

4.3	(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012

4.4	(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of the Company’s 10 5/8% Senior Notes due May 15, 2010

10.1	(a)+	Long-Term Incentive Plan, as amended and restated

10.1a	(c)+	Form of Award Agreement for Performance Shares

10.1b	(c)+	Form of Award of Stock Appreciation Rights

10.2	(k)+	Incentive Stock Plan, as amended and restated through August 31, 2000

10.3	(k)+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000

10.4	(k)+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000

10.5	(k)+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000

10.6	(j)+	2000 Stock Incentive Plan

10.7	(b)+	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003

10.8	(k)+	Benefit Restoration Plan (Section 401(a)(17)

10.8a	(b)+	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003

10.8b	*+	Fourth Amendment to Benefits Restoration Plan, effective January 1, 2005

10.9a	(k)+	Senior Executive Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)

10.9b	(p)+	Strategic Improvement Incentive Plan Overview and Form of Award

10.10a	(b)+	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004

10.10b	*+	Amendment to Non-Employee Directors Deferred Compensation Plan effective January 1, 2005

10.11a	(k)+	Form of Management Continuity Agreement

10.11b	*+	Schedule of Executives with Management Continuity Agreements

10.11c	(b)+	Supplemental Retirement Benefit Plan, effective as of January 1, 2004

10.11d	*+	Amendment to Supplemental Retirement Benefit Plan, effective January 1, 2005

10.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among PolyOne Corporation, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003

10.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003

10.12c	(q)	Amendment No. 3 and Waiver, dated as of August 5, 2004, to the foregoing Amended and Restated Credit Agreement, reducing the aggregate commitment to $30 million

POLYONE CORPORATION

Exhibit		Description

10.12d	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, PolyOne Corporation, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent

10.12e	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003

10.12f	(q)	Amendment No. 2, dated as of August 5, 2004, to the foregoing Trade Receivables Purchase Agreement, reducing to $175 million the amount of eligible receivables available to be sold

10.13	(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996

10.14	(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company

10.15	(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993

10.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.

10.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)

10.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)

10.17	(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company

10.18	(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand

10.19	(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997

10.20	(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Corporation

10.21	(i)	Limited Partnership Agreement of Oxy Vinyls, LP

10.22	(i)	Asset Contribution Agreement – PVC Partnership (Geon)

10.23	(i)	Parent Agreement (Oxy Vinyls, LP)

10.24	(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement

21.1	*	Subsidiaries of PolyOne Corporation

23.1	*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

23.2	*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

23.3	*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1	*	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Thomas Waltermire, President and Chief Executive Officer

32.2	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer

99.1	*	Audited Financial Statements of Oxy Vinyls, LP

99.2	*	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
*	Filed herewith
(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222

POLYONE CORPORATION

(b)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091
(c)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated January 11, 2005, SEC File No. 1-16091
(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996
(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804
(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804
(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804
(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804
(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804
(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to The Geon Company’s Form S-4 Registration Statement No. 333-37344, dated July 28, 2000
(k)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091
(l)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091
(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002
(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003
(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091
(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091
(q)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2004

POLYONE CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2005.

POLYONE CORPORATION

By:	/s/ W. David Wilson

W. David Wilson
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

By:	/s/ Michael J. Meier

Michael J. Meier
Corporate Controller and Assistant Treasurer
(Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 4, 2005.

Signature	Title

/s/ Thomas A. Waltermire Thomas A. Waltermire	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. David Wilson W. David Wilson	Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier Michael J. Meier	Corporate Controller and Assistant Treasurer (Authorized Officer and Principal Accounting Officer)

/s/ William F. Patient William F. Patient	Director and Chairman of the Board

/s/ J. Douglas Campbell J. Douglas Campbell	Director

/s/ Carol A. Cartwright Carol A. Cartwright	Director

/s/ Gale Duff-Bloom Gale Duff-Bloom	Director

/s/ Wayne R. Embry Wayne R. Embry	Director

/s/ Richard H. Fearon Richard H. Fearon	Director

/s/ Robert A. Garda Robert A. Garda	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ Farah M. Walters Farah M. Walters	Director

POLYONE CORPORATION

Exhibit Index

Exhibit		Description

3.1	(k)	Articles of Incorporation

3.1a	(b)	Amendment to the second article of the Articles of Incorporation, as filed with the Ohio Secretary of State November 25, 2003

3.2	(k)	Regulations

4.1	(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee

4.2	(d)	Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes

4.3	(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012

4.4	(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of the Company’s 10 5/8% Senior Notes due May 15, 2010

10.1	(a)+	Long-Term Incentive Plan, as amended and restated

10.1a	(c)+	Form of Award Agreement for Performance Shares

10.1b	(c)+	Form of Award of Stock Appreciation Rights

10.2	(k)+	Incentive Stock Plan, as amended and restated through August 31, 2000

10.3	(k)+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000

10.4	(k)+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000

10.5	(k)+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000

10.6	(j)+	2000 Stock Incentive Plan

10.7	(b)+	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003

10.8	(k)+	Benefit Restoration Plan (Section 401(a)(17)

10.8a	(b)+	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003

10.8b	*+	Fourth Amendment to Benefits Restoration Plan, effective January 1, 2005

10.9a	(k)+	Senior Executive Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)

10.9b	(p)+	Strategic Improvement Incentive Plan Overview and Form of Award

10.10a	(b)+	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004

10.10b	*+	Amendment to Non-Employee Directors Deferred Compensation Plan effective January 1, 2005

10.11a	(k)+	Form of Management Continuity Agreement

10.11b	*+	Schedule of Executives with Management Continuity Agreements

10.11c	(b)+	Supplemental Retirement Benefit Plan, effective as of January 1, 2004

10.11d	*+	Amendment to Supplemental Retirement Benefit Plan, effective January 1, 2005

10.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among PolyOne Corporation, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003

10.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003

10.12c	(q)	Amendment No. 3 and Waiver, dated as of August 5, 2004, to the foregoing Amended and Restated Credit Agreement, reducing the aggregate commitment to $30 million

POLYONE CORPORATION

Exhibit		Description

10.12d	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, PolyOne Corporation, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent

10.12e	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003

10.12f	(q)	Amendment No. 2, dated as of August 5, 2004, to the foregoing Trade Receivables Purchase Agreement, reducing to $175 million the amount of eligible receivables available to be sold

10.13	(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996

10.14	(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company

10.15	(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993

10.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.

10.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)

10.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)

10.17	(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company

10.18	(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand

10.19	(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997

10.20	(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Corporation

10.21	(i)	Limited Partnership Agreement of Oxy Vinyls, LP

10.22	(i)	Asset Contribution Agreement – PVC Partnership (Geon)

10.23	(i)	Parent Agreement (Oxy Vinyls, LP)

10.24	(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement

21.1	*	Subsidiaries of PolyOne Corporation

23.1	*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

23.2	*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

23.3	*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1	*	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Thomas Waltermire, President and Chief Executive Officer

32.2	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer

99.1	*	Audited Financial Statements of Oxy Vinyls, LP

99.2	*	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
*	Filed herewith
(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.

POLYONE CORPORATION

(b)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091.
(c)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated January 11, 2005, SEC File No. 1-16091.
(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.
(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.
(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.
(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.
(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.
(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.
(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to The Geon Company’s Form S-4 Registration Statement No. 333-37344, dated July 28, 2000.
(k)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.
(l)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.
(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.
(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.
(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091
(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091
(q)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2004

POLYONE CORPORATION