Form 10-Q
period 2005-03-31
POLYONE CORP
filed 2005-04-28
CIK 1122976

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005. Commission file number 1-16091.

POLYONE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1730488 (I.R.S. Employer Identification No.)

33587 Walker Road, Avon Lake, Ohio (Address of principal executive offices)	44012 (Zip Code)

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

Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No☐

As of April 28, 2005, there were 91,843,837 common shares outstanding.

Part I - Financial Information

Item 1. Financial Statements

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Sales	$576.7	$535.6

Operating costs and expenses:
Cost of sales	504.6	448.6
Selling and administrative	46.7	57.8
Depreciation and amortization	12.5	13.6
Employee separation and plant phaseout	0.2	(0.2)
Environmental remediation at inactive sites	—	0.4
Income from equity affiliates and minority interest	(26.0)	(9.2)

Operating income	38.7	24.6

Interest expense, net	(16.3)	(18.4)
Other expense, net	(0.8)	(2.9)

Income before income taxes and discontinued operations	21.6	3.3

Income tax expense	(2.5)	(4.9)

Income (loss) before discontinued operations	19.1	(1.6)

Income (loss) from discontinued operations, net of income taxes	(5.7)	5.6

Net income	$13.4	$4.0

Income (loss) per share of common stock:
Basic income (loss) per share before discontinued operations	$0.21	$(0.02)
Discontinued operations	(0.06)	0.06

Basic income per share	$0.15	$0.04

Diluted income (loss) per share before discontinued operations	$0.21	$(0.02)
Discontinued operations	(0.06)	0.06

Diluted income per share	$0.15	$0.04

Weighted average shares used to compute earnings per share:
Basic	91.8	91.4
Diluted	92.2	91.4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$31.2	$38.6
Accounts receivable, net	309.2	309.7
Inventories	227.4	196.0
Deferred income tax assets	19.9	20.1
Other current assets	18.0	17.7
Discontinued operations	38.4	34.6

Total current assets	644.1	616.7
Property, net	431.3	441.2
Investment in equity affiliates	289.2	263.3
Goodwill, net	322.0	321.0
Other intangible assets, net	9.5	10.1
Other non-current assets	59.3	59.6
Discontinued operations	47.7	59.9

Total assets	$1,803.1	$1,771.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$3.2	$2.3
Accounts payable	244.4	210.7
Accrued expenses	96.2	102.4
Current portion of long-term debt	49.1	49.3
Discontinued operations	26.9	26.3

Total current liabilities	419.8	391.0
Long-term debt	638.7	640.5
Deferred income tax liabilities	14.6	14.4
Post-retirement benefits other than pensions	111.2	114.0
Other non-current liabilities, including pensions	223.8	224.6
Minority interest in consolidated subsidiaries	5.4	6.8
Discontinued operations	0.1	0.1

Total liabilities	1,413.6	1,391.4

Shareholders’ equity:
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $.01 par, 400.0 shares authorized, 122.2 shares issued at March 31, 2005 and December 31, 2004	1.2	1.2
Other shareholders’ equity	388.3	379.2

Total shareholders’ equity	389.5	380.4

Total liabilities and shareholders’ equity	$1,803.1	$1,771.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements .

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net income	$13.4	$4.0
Income (loss) from discontinued operations	(5.7)	5.6

Income (loss) from continuing operations	19.1	(1.6)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Employee separation and plant phaseout charges	0.2	(0.2)
Cash payments on employee separation and plant phaseout	(1.4)	(10.4)
Charges for environmental remediation at inactive sites	—	0.4
Cash payments on environmental remediation at inactive sites	(2.6)	(0.6)
Depreciation and amortization	12.5	13.6
Companies carried at equity and minority interest:
Income from equity affiliates	(26.0)	(9.7)
Minority interest expense	—	0.5
Dividends and distributions received	—	1.5
Provision for deferred income taxes	0.5	0.5
Change in assets and liabilities:
Accounts receivable	(59.4)	(64.0)
Proceeds under (decrease in) sale of accounts receivable	59.2	(0.7)
FIFO inventories	(31.9)	(17.9)
Accounts payable	35.2	70.0
Accrued expenses and other	(6.5)	28.1

Net cash provided (used) by operating activities of continuing operations	(1.1)	9.5

Investing Activities
Capital expenditures	(8.9)	(3.6)
Business acquired, net of cash received	(1.6)	(5.1)
Proceeds from sale of assets	0.8	—

Net cash used by investing activities of continuing operations	(9.7)	(8.7)

Financing Activities
Change in short-term debt	0.9	0.4
Change in long-term debt	—	(0.1)
Proceeds from exercise of stock options	0.2	—

Net cash provided by financing activities of continuing operations	1.1	0.3

Net cash provided by discontinued operations	4.6	10.5

Effect of exchange rate on changes on cash	(2.3)	(0.5)

Increase (decrease) in cash and cash equivalents	(7.4)	11.1

Cash and cash equivalents at beginning of period	38.6	48.7

Cash and cash equivalents at end of period	$31.2	$59.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

		Common					Common		Accumulated Other Non-
		Shares			Additional	Retained	Stock Held	Share	Owner
	Common	Held in		Common	Paid-In	Earnings	in	Ownership	Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Trust	Changes

Balance January 1, 2004	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Comprehensive income:
Net income			4.0			4.0
Translation adjustment			0.2						0.2

Total comprehensive income			4.2
Stock-based compensation and benefits		141	(0.9)		(0.1)		(0.8)

Balance March 31, 2004	122,192	30,566	$370.1	$1.2	$1,068.6	$(228.4)	$(340.6)	$(1.3)	$(129.4)

Balance January 1, 2005	122,192	30,480	$380.4	$1.2	$1,069.8	$(208.9)	$(339.0)	$—	$(142.7)
Comprehensive income:
Net income			13.4			13.4
Translation adjustment			(5.3)						(5.3)

Total comprehensive income			8.1
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9		0.3

Balance March 31, 2005	122,192	30,382	$389.5	$1.2	$1,069.6	$(195.5)	$(338.1)	$—	$(147.7)

     See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 of PolyOne Corporation.

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.

Costs related to employee separation and plant phaseout and environmental remediation at inactive sites in our Condensed Consolidated Statements of Operations are separately presented. Employee separation and plant phaseout costs are discussed in Note H below. Environmental remediation at inactive sites represents environmental remediation costs for manufacturing facilities that are no longer owned or that were closed in prior years.

PolyOne’s Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations as of March 31, 2005. These two businesses are expected to be sold in 2005 and, as a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities and cash flows) is reported separately as “discontinued operations”. These businesses were previously included in PolyOne’s Performance Plastics business segment. The carrying amounts of the major classes of assets and liabilities of these businesses as of March 31, 2005 are reflected in “Discontinued operations” in the Condensed Consolidated Balance Sheets. The net carrying value of these businesses at March 31, 2005 was $59.1 million. A first quarter 2005 impairment charge of $10.9 million is reflected in discontinued operations to adjust the carrying value of the Engineered Films business to its net realizable value based upon current estimates.

The Elastomers and Performance Additives business was sold in August 2004. Accordingly, all historical financial information of this business (sales, costs and expenses, assets and liabilities and cash flows) was reported separately as discontinued operations in 2004. Elastomers and Performance Additives was previously reported as a separate business segment.

Note B - Accounting Policies

Stock-Based Compensation - As provided under SFAS No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an option holder must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne stock covered by the grant exceeds the SARs specified value. At March 31, 2005, 1.6 million SARs were issued and outstanding, of which 0.7 million were vested and exercisable at share prices ranging from $6.00 to $12.22. For the first quarter of 2005, a benefit of $0.1 million was included in compensation expense.

The following table illustrates the effect on net income (loss) and income (loss) per share as if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the fair value estimate computed by the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected share price volatility. Because PolyOne’s stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of PolyOne stock options.

	Three Months Ended
	March 31,
(In millions, except per share data)	2005	2004
Net income, as reported	$13.4	$4.0
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	0.6	0.7

Pro forma net income	$12.8	$3.3

Net income per share:
Basic and diluted — as reported	$0.15	$0.04
Basic and diluted — pro forma	$0.14	$0.04

New Accounting Pronouncements - On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS No. 123(R) is generally similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

SFAS No. 123(R) must be adopted no later than January 1, 2006 as the result of an extension granted by the Securities and Exchange Commission on April 14, 2005. PolyOne expects to adopt SFAS No. 123(R) using the modified-prospective method. The modified-prospective method requires recognition of compensation costs beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested on the effective date.

As permitted by SFAS No. 123, PolyOne currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the results of operations, although it will have no impact on the overall financial position of PolyOne. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend upon levels of share-based payments granted in the future. However, had PolyOne adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown previously in this Note B to the Consolidated Financial Statements. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. However, because PolyOne is in a net operating loss carryforward position for income taxes, there would be no impact on its cash flow statements for the three-month periods ended March 31, 2005 and 2004. PolyOne expects to adopt SFAS No. 123(R) effective January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. PolyOne has not yet determined the impact of SFAS No. 151’s adoption on its consolidated financial position or results of operations.

Use of Estimates - The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make extensive use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the reported periods. Significant estimates in these Consolidated Financial Statements include restructuring and other non-recurring charges or credits, purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.

Reclassification - Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

Note C - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2005, by business segment, are as follows:

	Performance
(In millions)	Plastics	Distribution	Total
December 31, 2004	$319.4	$1.6	$321.0
Business acquisition	1.0	—	1.0

March 31, 2005	$320.4	$1.6	$322.0

Information regarding PolyOne’s other intangible assets follows:

	As of December 31, 2004
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(4.4)	$—	$4.2
Sales contract	9.6	(7.7)	—	1.9
Patents, technology and other	4.1	(1.1)	1.0	4.0

Total	$22.3	$(13.2)	$1.0	$10.1

	As of March 31, 2005
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(4.7)	$—	$3.9
Sales contract	9.6	(7.9)	—	1.7
Patents, technology and other	4.2	(1.3)	1.0	3.9

Total	$22.4	$(13.9)	$1.0	$9.5

Amortization of other intangible assets was $0.7 million for the three-month period ended March 31, 2005 and $1.1 million for the three-month period ended March 31, 2004.

The carrying values of intangible assets and other investments are adjusted to the present value of estimated net future cash flows based upon an evaluation done each year-end, or more often when indicators of impairment exist. For the three-month period ended March 31, 2005, there were no indicators of impairment for either goodwill or intangible assets as recorded.

Note D - Inventories

Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2005	2004
Finished products and in-process inventories	$168.6	$140.6
Raw materials and supplies	96.1	91.4

	264.7	232.0
LIFO reserve	(37.3)	(36.0)

Total inventories	$227.4	$196.0

Note E - Income Taxes

For the first quarter of 2005 and 2004, a domestic tax provision or benefit was not applied against the income or loss before income taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS 109, “Accounting for Income Taxes,” due to the uncertainty regarding full utilization of PolyOne’s deferred income taxes. PolyOne intends to maintain the valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, which would support reversal of all or a portion of the allowance. Tax expense of $2.5 million in the first quarter of 2005 and $4.9 million in the first quarter of 2004 represent foreign taxes.

Note F - Investment in Equity Affiliates

PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls’ summarized results of operations for the three months ended March 31, 2005 and 2004, and summarized balance sheet information as of March 31, 2005 and December 31, 2004.

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004
OxyVinyls:
Net sales	$615.5	$513.9
Operating income	84.1	41.3
Partnership income as reported by OxyVinyls	62.3	29.9
PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	15.0	7.2
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.1
Earnings of equity affiliate recorded by PolyOne	$15.1	$7.3

	March 31,	December 31,
	2005	2004
Current assets	$491.3	$391.5
Non-current assets	1,354.9	1,396.9

Total assets	1,846.2	1,788.4

Current liabilities	188.2	244.3
Non-current liabilities	563.0	511.4

Total liabilities	751.2	755.7

Partnership capital	$1,095.0	$1,032.7

PolyOne’s Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (SunBelt), which is 50% owned by PolyOne. The following table presents SunBelt’s summarized financial results:

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004
SunBelt:
Net sales	$38.5	$21.9
Operating income	21.0	5.1
Partnership income as reported by SunBelt	18.2	2.0
PolyOne’s ownership of SunBelt	50%	50%

Earnings of equity affiliate recorded by PolyOne	$9.1	$1.0

	March 31,	December 31,
	2005	2004
Current assets	$41.4	$18.9
Non-current assets	125.5	125.5

Total assets	166.9	144.4

Current liabilities	22.3	18.0
Non-current liabilities	146.3	146.3

Total liabilities	168.6	164.3

Partnership deficit	$(1.7)	$(19.9)

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase at market price, less a discount, all chlorine produced by SunBelt up to a maximum of 250,000 tons per year.

The Performance Plastics segment includes DH Compounding Company (owned 50%), BayOne Urethane Systems, L.L.C. (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. Combined summarized financial information for these equity affiliates is presented below.

	Three Months Ended
	March 31,
(In millions)	2005	2004
Net sales	$30.8	$28.0
Operating income	3.8	3.5
Net income	3.4	3.3

Note G - Earnings Per Share Computation

Weighted average shares outstanding are computed as follows:

	Three Months Ended
	March 31,
(In millions)	2005	2004
Weighted-average shares – basic:
Weighted-average shares outstanding	91.8	91.4

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	91.8	91.4
Plus dilutive impact of stock options and stock awards	0.4	—

Weighted-average shares outstanding – diluted	92.2	91.4

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.

Outstanding stock options with exercise prices greater than the average price of the common shares have not been included in the computation of dilutive earnings per share.

Note H - Employee Separation and Plant Phaseout

Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred various employee separation and plant phaseout costs. For further discussion of these initiatives, please refer to Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.

2005 Charges - Operating income for the first quarter of 2005 includes a $0.2 million charge related to employee separation and plant phaseout cost as a result of adjusting remaining reserves associated with restructuring initiatives announced in prior years to reflect current expectations.

All employees who were affected by the restructuring initiatives announced in prior years were terminated as of December 31, 2004. The remaining employee separation costs accrued at March 31, 2005 totaling $0.9 million are expected to be paid out through the third quarter of 2005. The remaining plant phaseout cash closing costs accrued at December 31, 2004, which primarily represent lease commitments totaling $1.0 million, are expected to be paid out through the first quarter of 2007. For further discussion of 2004 activity, refer to PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.

PolyOne will retain the liabilities for employee separation and plant phaseout costs for the businesses reported as discontinued operations upon the sale of these businesses and, as a result, they are included in this discussion.

The following tables summarize the provisions, payments and remaining reserves associated with the phaseout initiatives still in the process of completion from December 31, 2004 through March 31, 2005:

		Plant Phaseout Costs
	Employee Separation	Cash	Asset Write-
(In millions)	Costs	Closure	Downs	Total
Closure and exit of Engineered Films manufacturing plants
Balance at December 31, 2004	$1.0	$0.8	$—	$1.8
Utilized	(0.6)	(0.4)	—	(1.0)

Balance at March 31, 2005	$0.4	$0.4	$—	$0.8

Mexico & North America administrative staff reductions
Balance at December 31, 2004	$0.8	$0.7	$—	$1.5
Continuing operations charge	—	—	0.2	0.2
Utilized	(0.3)	(0.1)	(0.2)	(0.6)

Balance at March 31, 2005	$0.5	$0.6	$—	$1.1

Total
Balance at December 31, 2004	$1.8	$1.5	$—	$3.3
Continuing operations charge	—	—	0.2	0.2
Utilized	(0.9)	(0.5)	(0.2)	(1.6)

Balance at March 31, 2005	$0.9	$1.0	$—	$1.9

2004 Charges - Operating income for the first quarter of 2004 includes a $0.2 million benefit related to employee separation and plant phaseout costs as a result of adjusting estimated remaining liabilities associated with restructuring initiatives announced in prior years. Income from discontinued operations for the same period was reduced by $7.5 million on a pre-tax basis primarily for employee separation and plant phaseout costs from the announcement in the fourth quarter of 2003 and closing in the first quarter of 2004 of an Engineered Films’ manufacturing facility and two Elastomers and Performance Additives’ manufacturing facilities.

Note I - Employee Benefit Plans

Components of defined benefit pension plan costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2005	2004
Service cost	$0.2	$0.3
Interest cost	7.2	7.5
Expected return on plan assets	(7.8)	(5.7)
Amortization of unrecognized losses, transition obligation and prior service cost	3.4	3.9

	$3.0	$6.0

No minimum pension funding payment is expected to be required in 2005 owing to the $65.0 million voluntary payment made by PolyOne in 2004.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2005	2004
Service cost	$0.2	$0.2
Interest cost	1.5	2.6
Expected return on plan assets	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(0.7)	0.3

	$1.0	$3.1

Note J - Financing Arrangements

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and management of exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million at January 1, 2004. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At March 31, 2005, the six remaining agreements totaling $100.0 million had a net fair value obligation of negative $5.7 million. The weighted-average interest rate for these six agreements was 6.7%. There have been no material changes in the market risk faced by PolyOne from December 31, 2004 to March 31, 2005.

Note K - Sale of Accounts Receivable

Accounts receivable consist of the following:

	March 31,	December 31,
(In millions)	2005	2004
Trade accounts receivable	$174.9	$158.5
Retained interest in securitized accounts receivable	142.0	158.7
Allowance for doubtful accounts	(7.7)	(7.5)

	$309.2	$309.7

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At March 31, 2005, accounts receivable totaling $201.2 million were sold by PolyOne to PFC and, as a result, are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the then-current amount of the accounts receivable sold to PFC. At March 31, 2005, PFC had sold $59.2 million of its undivided interests in accounts receivable. PolyOne retains an interest in the $142.0 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this interest retained by PolyOne is included in accounts receivable on the Condensed Consolidated Balance Sheet at March 31, 2005.

The receivables sale facility also makes up to $50 million available for the issuance of standby letters of credit as a sub-limit within the $175 million facility. Continued availability of the securitization program depends upon compliance with covenants related primarily to operating performance as set forth in the related agreements. As of March 31, 2005, PolyOne was in compliance with all such covenants.

Note L - Segment Information

PolyOne operates in three segments: Performance Plastics, Distribution, and Resin and Intermediates. The Elastomers and Performance Additives business that was sold in August 2004 was previously reported as a separate segment and the Specialty Resins and Engineered Films businesses were previously included in the Performance Plastics segment and are now included in discontinued operations. The accounting policies of each segment are consistent with those described in the “Summary of Significant Accounting Policies” included in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. Segment assets consist primarily of customer receivables, inventories, net property and goodwill. Intersegment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of intersegment sales, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, retained assets and liabilities of discontinued operations and certain other unallocated corporate assets and liabilities.

Performance Plastics - PolyOne’s Performance Plastics segment manufactures polymer related products in the following product groups:

▪	Vinyl Compounds

▪	Colors and Additives

▪	Engineered Materials

▪	Polymer Coating Systems (formerly referred to as Formulators)

Distribution - The Company’s Distribution segment is a distributor to the North American market of approximately 3,500 grades of engineering materials and commodity grade resins, plastic compounds and color masterbatches, including vinyl compounds that are produced by the Performance Plastics segment.

Resin and Intermediates - The Resin and Intermediates segment consists primarily of two joint ventures that are accounted for and reported on the equity basis. OxyVinyls is a 24% owned producer of PVC resin, vinyl chloride monomer (VCM), chlorine and caustic soda, and SunBelt is a 50% owned producer of chlorine and caustic soda. OxyVinyls is PolyOne’s principal supplier of PVC resin.

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Three months ended March 31, 2005:
Sales to external customers	$576.7	$411.3	$165.4	$—	$—
Intersegment eliminations	—	37.9	2.1	—	(40.0)

	$576.7	$449.2	$167.5	$—	$(40.0)

Operating income (loss)	$38.7	$11.3	$5.4	$22.9	$(0.9)

Expenses included in operating income:
Employee separation and plant phaseout charges	$0.2	$0.2	$—	$—	$—

Depreciation and amortization	$12.5	$11.6	$0.3	$0.1	$0.5

Total assets	$1,803.1	$1,164.0	$187.0	$271.8	$180.3

Capital expenditures	$8.9	$7.0	$0.2	$—	$1.7

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Three months ended March 31, 2004:
Sales to external customers	$535.6	$391.4	$144.2	$—	$—
Intersegment eliminations	—	36.6	1.6	—	(38.2)

	$535.6	$428.0	$145.8	$—	$(38.2)

Operating income (loss)	$24.6	$20.6	$4.8	$6.6	$(7.4)

Expenses (benefits) included in operating income:
Employee separation and plant phaseout charges	$(0.2)	$(0.2)	$—	$—	$—
Environmental remediation costs at inactive sites	0.6	—	—	—	0.6

Depreciation and amortization	$13.6	$13.2	$0.3	$—	$0.1

Total assets	$1,995.9	$1,223.2	$156.7	$248.3	$367.7

Capital expenditures	$3.6	$3.5	$—	$—	$0.1

A breakdown of the Performance Plastics segment’s sales for the three months ended March 31, 2005 and the changes versus the same period in 2004, by product group, is as follows:

	2005	2005	2005
	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change
	Total	vs. 2004	vs. 2004
Vinyl Compounds	41%	8%	(3)%
North American Colors and Additives	14%	12%	8%
North American Engineered Materials	7%	6%	(1)%
International Colors and Engineered Materials	28%	1%	(19)%
Polymer Coating Systems	10%	3%	(3)%

Total Performance Plastics	100%	5%	(5)%

Note M - Commitments and Contingencies

Environmental - PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with several environmental sites. While government agencies frequently claim PRPs are jointly and severally liable at these sites, in PolyOne’s experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $61.5 million at March 31, 2005 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at March 31, 2005. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is included in Note O to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.

Guarantees - PolyOne guarantees $79.2 million of SunBelt’s outstanding senior secured notes in connection with the construction of the chlor-alkali facility in Macintosh, Alabama. This debt and the related guarantee mature in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PolyOne is an international polymer services company with continuing operations in thermoplastic compounds, specialty polymer formulations, color and additives systems and thermoplastic resin distribution. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites in North America, Europe and Asia, and joint ventures in North America and South America. We provide value to our customers through our ability to link polymer technology and formulations with our manufacturing and supply chain processes.

Discontinued Operations - As of March 31, 2005, our Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. We expect to sell these business operations in 2005. As a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Our Elastomers and Performance Additives business was sold in August 2004 and was previously reported as a separate business segment. Specialty Resins and Engineered Films were previously included in our Performance Plastics business segment. The following table summarizes the results for the businesses reported as discontinued operations:

	Three Months Ended
	March 31,
(In millions)	2005	2004

Sales:
Elastomers and Performance Additives	$—	$95.0
Specialty Resins and Engineered Films	65.0	60.9

Total sales	$65.0	$155.9

Pre-tax income from operations:
Elastomers and Performance Additives	$—	$5.0
Specialty Resins and Engineered Films	6.0	1.1

	6.0	6.1

Pre-tax loss on disposition of business:
Elastomers and Performance Additives	(0.7)	—
Specialty Resins and Engineered Films	(10.9)	—

	(5.6)	6.1

Income tax expense (net of valuation allowance)	(0.1)	(0.5)

Income (loss) from discontinued operations	$(5.7)	$5.6

Outlook - We expect the strong earnings performance in the first quarter of 2005 to continue into the second quarter, led principally again by our equity investments. However, we are seeing evidence that demand softened late in March and into April. As a result, we believe it is unlikely that we will be able to post year over year shipment volume improvements in the second quarter of 2005 in much of our business.

We expect that revenues from continuing operations should increase between 7 percent and 10 percent in the second quarter of 2005 compared with the first quarter of 2005. Contributing to this increase are higher projected average selling prices combined with shipment volume improvements of between 3 percent and 5 percent. We expect that shipment volume in North America and Europe for the second quarter of 2005 will be at or slightly lower than second quarter of 2004 levels, as accelerating prices appear to be motivating our customers to more carefully manage their inventories.

The Resin and Intermediates segment should continue to benefit in the second quarter of 2005 from increasing market prices for PVC resins and caustic soda and an increase in PVC resin demand compared with the first quarter of 2005. Due to increases realized during the first quarter of 2005 and announced for the second quarter of 2005, average industry PVC resin prices are projected to increase in the second quarter of 2005 between 2 cents and 3 cents per pound. Moreover, ethylene costs are expected to be flat to slightly down in the second quarter of 2005. Combined, these factors are expected to increase Resin and Intermediates operating income between $7 million and $10 million in the second quarter of 2005 compared with the first quarter of 2005.

Because all of our operating units raised selling prices in the first quarter of 2005, we expect modest sequential margin improvement, but do not expect to see margins recover to mid-2004 levels until later in 2005. Further, we anticipate that raw material costs will increase further in the second quarter of 2005. Also, we do not anticipate further favorable cost benefits in the second quarter of 2005 such as the $3.7 million realized in the first quarter of 2005 related to the settlement of legal issues and adjustments to the associated reserves.

Based upon all of these factors we estimate that operating income from continuing operations in the second quarter of 2005 should increase between $8 million and $12 million from the first quarter of 2005.

We expect to continue to maintain a full valuation allowance associated with U.S. Federal taxes. Consequently, net income will reflect only foreign tax liabilities. We expect the effective foreign tax rate to remain at approximately 30 percent.

We project greater cash flows from operating activities in the second quarter of 2005 compared with the first quarter of 2005, driven by higher earnings, cash distributions from equity affiliates (as expected, none were received in the first quarter) and further working capital efficiency improvements, partially offset by higher cash interest payments.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31,
(In millions)	2005	2004
Sales:
Performance Plastics segment	$449.2	$428.0
Distribution segment	167.5	145.8
Intersegment eliminations	(40.0)	(38.2)

Total sales	$576.7	$535.6

Net income:
Performance Plastics segment	$11.3	$20.6
Distribution segment	5.4	4.8
Resin and Intermediates segment	22.9	6.6
Other segment	(0.9)	(7.4)

Operating income	38.7	24.6
Interest expense, net	(16.3)	(18.4)
Other expense, net	(0.8)	(2.9)

Income before income tax	21.6	3.3
Income tax expense	(2.5)	(4.9)

Income (loss) from continuing operations	19.1	(1.6)
Income (loss) from discontinued operations, net of taxes	(5.7)	5.6

Net income	$13.4	$4.0

Period to period changes in sales and operating income (loss) are discussed within the “Business Segment Information” section that follows.

Interest expense - For the three months ended March 31, 2005, interest expense was $2.1 million lower than the same period in 2004, primarily due to lower borrowings. Long-term debt declined from $786.1 million at March 31, 2004 to $687.8 million at March 31, 2005.

Other expense, net - Other expense, net, includes finance costs associated with the receivables sale facility, foreign currency gains and losses, interest income and other miscellaneous expenses. The following table summarizes the major components of Other expense, net for the first quarter of 2005 and 2004.

	Three Months Ended
	March 31,
(In millions)	2005	2004

Currency exchange gain (loss), net of foreign exchange contracts	$0.6	$(0.8)
Discount on sale of trade receivables	(1.2)	(1.7)
Retained post-employment benefit cost related to previously discontinued business operations	(0.3)	(0.8)
Other income, net	0.1	0.4

	$(0.8)	$(2.9)

Income taxes - A tax provision or benefit was not applied against the income or loss before income taxes in the first quarter of 2005 and 2004 for domestic taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding full utilization of the deferred income tax assets. Tax expense in the first quarter of 2005 and 2004 represent foreign income taxes.

Income (loss) from discontinued operations, net of income taxes - Included in the 2005 first quarter loss was an impairment charge of $10.9 million to record the write-down of the Engineered Films business to its net realizable value. Included in the 2004 first quarter income was a $5.2 million pre-tax charge for employee separation and plant phaseout costs primarily related to the closure of the Burlington, New Jersey, Wynne, Arkansas and DeForest, Wisconsin manufacturing plants.

Business Segment Information

First Quarter 2005 Compared with First Quarter 2004

(In millions)	2005	2004	$ Change	% Change
Sales:
Performance Plastics segment	$449.2	$428.0	$21.2	5%
Distribution segment	167.5	145.8	21.7	15%
Intersegment eliminations	(40.0)	(38.2)	(1.8)	5%

	$576.7	$535.6	$41.1	8%

Operating income (loss):
Performance Plastics segment	$11.3	$20.6	$(9.3)
Distribution segment	5.4	4.8	0.6
Resin and Intermediates segment	22.9	6.6	16.3
Other segment	(0.9)	(7.4)	6.5

	$38.7	$24.6	$14.1

For the three months ended March 31, 2005, Performance Plastics’ sales increased by $21.2 million, or 5%, from the same period in 2004. A breakdown of first quarter 2005 segment sales, by product group, is as follows:

	2005	2005	2005
	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change
	Total	vs. 2004	vs. 2004
Vinyl Compounds	41%	8%	(3)%
North American Colors and Additives	14%	12%	8%
North American Engineered Materials	7%	6%	(1)%
International Colors and Engineered Materials	28%	1%	(19)%
Polymer Coating Systems	10%	3%	(3)%

Total Performance Plastics	100%	5%	(5)%

Vinyl Compounds’ volume declined 3% in the first quarter of 2005 as compared to the first quarter of 2004 due to a sluggish window market, two customers initiating in-house compounding and a general weakening in the appliance market, offset slightly by a stronger pipe fittings market. Vinyl Compounds’ sales increased 8% in the first quarter of 2005 compared to the first quarter of 2004 due to an increase in average sales prices from efforts to recapture increases in the cost of resin and non-resin raw materials.

North American Colors and Additives’ volume improved 8% and sales were up 12% due to increased demand for construction and building materials in the specialty color platform as well as contract compounding in our general purpose color platform.

North American Engineered Materials’ volume declined 1% as a result of softer demand for certain general purpose oriented automotive end-market applications that we contract compound, partially offset by increased demand in several specialty automotive applications. Sales rose, however, by 6% from increased demand for certain higher-end automotive applications and the shift in product mix that favored new thermoplastic elastomer and nylon compound applications.

International Colors and Engineered Materials’ volume declined principally as a result of the sale of the Melos rubber granules business in the second quarter of 2004, which accounted for 17% of the 19% volume decline. The balance of the decline was caused by an increased competitive environment and recent efforts to recapture raw material increases in selling prices, along with sluggishness in the European economy that began in the fourth quarter of 2004. Sales increased by 1% from stronger demand in Asia. Favorable currency exchange rates increased sales by $6.0 million. The sale of Melos reduced total year-over-year sales by 2%.

Polymer Coating Systems’ volume fell by 3% due primarily to a general softening across most markets and a decrease in the demand for powders from the auto industry caused by unscheduled auto plant shut-downs and project build outs. Higher average selling prices resulting from efforts to recapture raw material cost increases during the first quarter of 2005 drove the overall increase in Polymer Coating System’s sales of 3% as compared to the same period in 2004.

For the three months ended March 31, 2005, Performance Plastics’ operating income declined $9.3 million from the same period in 2004. The main driver was the increase in raw material costs seen across all product lines. Selling price increases have helped mitigate rising raw material costs, but have not fully offset the negative impact. Also helping to offset the negative impact of rising raw material costs are our continuing efforts to reduce selling and administrative expenses.

Distribution’s sales for the three months ended March 31, 2005 increased $21.7 million, or 15%, over the same period in 2004. First quarter 2005 volume in the United States and Canada was comparable with the same period last year. The increase in revenues was primarily driven by selling price increases passed through from the supplier base. For the three months ended March 31, 2005, Distribution’s operating income increased $0.6 million to a total of $5.4 million compared to the same period in 2004.

For the three months ended March 31, 2005, Resin and Intermediates’ operating income increased $16.3 million over the same period in 2004. This improvement reflects higher OxyVinyls equity earnings of $7.8 million, due primarily to higher industry average PVC resin and vinyl chloride monomer (VCM) price spreads over raw materials that resulted from favorable supply/demand dynamics. SunBelt’s equity earnings contribution increased by $8.1 million in the first quarter of 2005 compared with the first quarter of 2004, due primarily to increased volume and higher margins on chlorine and caustic soda.

“Other” consists primarily of corporate general and administrative costs that are not allocated to business segments, along with inter-segment sales and profit eliminations. The loss, or net expense, for the three months ended March 31, 2005 was $6.5 million lower than the three months ended March 31, 2004. This favorable change includes approximately $3.7 million related to the settlement of legal issues and adjustments to the associated reserves. The remainder of the improvement was primarily due to lower pension and other post-employment benefit costs and to cost reduction initiatives implemented in 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements. Management evaluates the accounting policies and estimates used to prepare financial statements on an ongoing basis. Management bases its estimates on historical experience and assumptions believed to be reasonable under certain facts and circumstances. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. A description of critical accounting policies is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Asbestos-Related Claims - We have been named in various lawsuits involving multiple claimants and defendants for alleged asbestos exposure in the past by, among others, workers and contractors and their families at plants owned by us or our predecessors or onboard ships owned or operated by us or our predecessors. We have established reserves of approximately $2 million as of March 31, 2005 for asbestos-related claims that are probable and estimable. We believe the probability is remote that losses in excess of the amounts we have accrued could be material to our financial condition, results of operations, or liquidity. This belief is based upon our ongoing assessment of the strengths and weaknesses of the specific claims and our defenses and insurance coverages available with respect to these claims, as well as the probability and expected magnitude of reasonably anticipated future asbestos-related claims. Our assessment includes: whether the pleadings allege exposure to asbestos, asbestos-containing products or premises exposure; the severity of the plaintiffs’ alleged injuries from exposure to asbestos or asbestos-containing products and the length and certainty of exposure on our premises, to the extent disclosed in the pleadings or identified through discovery; whether the named defendant related to us manufactured or sold asbestos-containing products; the outcomes of cases recently resolved; and the historical pattern of the number of claims. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate.

Goodwill - As of March 31, 2005, we had $322.0 million of goodwill resulting from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill, or more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In making these impairment assessments, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.

We determined that goodwill was not impaired as of the annual assessment performed as of July 1, 2004 As of March 31, 2005, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this we concluded that an interim assessment as of March 31, 2005 was not required.

Cash Flows

Individual line items that comprise cash flows from operating, investing and financing activities are set forth in the Condensed Consolidated Statement of Cash Flows. The discussion below focuses on the main drivers of material changes in cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2004) to the date of the most recent interim balance sheet (March 31, 2005).

Operating activities - Cash used by operating activities in the first quarter of 2005 was $1.1 million. Income from continuing operations of $19.1 million included $12.5 million of non-cash depreciation and amortization expense, and also included $26.0 million of non-cash income from equity affiliates. In the first quarter of 2005, no dividends or distributions from equity affiliates were received. We expect 2005 distributions will begin in the second quarter. Cash payments for environmental remediation at inactive sites that had previously been accrued totaled $2.6 million, while cash payments for employee separation and plant phaseout costs that had previously been accrued totaled $1.4 million. Accounts receivable increased $59.4 million, of which $59.2 million were sold to PolyOne Funding Corporation. The impact of higher seasonal sales levels at the end of the first quarter was offset by improved average collection periods. Inventories increased $31.9 million and accounts payable increased $35.2 million primarily due to higher seasonal sales levels. Accrued expenses and other declined primarily from the payment of employee bonuses that had been accrued at December 31, 2004.

Investing activities - Cash used for investing activities in the first quarter of 2005 was $9.7 million, primarily driven by capital expenditures in support of manufacturing operations totaling $8.9 million. We also acquired the remaining 16% of Star Color, a Thailand-based color and additives business, for $1.6 million in the first quarter of 2005. This business is now 100% owned and is included in the International Color and Engineered Materials product group.

Financing activities - Cash provided by financing activities in the first quarter of 2005 totaling $1.1 million was primarily driven by $0.9 million of borrowings under the revolving credit facility.

Discontinued operations - Cash provided by discontinued operations in the first quarter of 2005 totaling $4.6 million was primarily driven by earnings.

Capital Resources and Liquidity

As of March 31, 2005, we had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling approximately $843.9 million. As of March 31, 2005, we had utilized $750.2 million of these facilities; consequently, approximately $93.7 million was available to be drawn while remaining in compliance with covenants associated with our receivables sale facility and our revolving credit facility. The following table summarizes funds outstanding and liquidity available for borrowing from these facilities at March 31, 2005:

(In millions)	Outstanding	Available
Long-term debt	$687.8	$—
Revolving credit facility	—	0.9
Receivables sale facility	59.2	92.8
Short-term bank debt	3.2	—

	$750.2	$93.7

Long-term Debt - At March 31, 2005, we had long-term debt of $687.8 million, with maturities ranging from 2005 to 2015. Current maturities of long-term debt at March 31, 2005 were $49.1 million.

Revolving Credit Facility - The revolving credit facility has a three-year term expiring May 2006 and provides for up to $30.0 million in borrowings. However, the maximum amount that may be borrowed under the revolving credit facility is limited to an amount equal to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures governing the existing senior unsecured notes and debentures and our guarantee of the SunBelt notes. The revolving credit facility makes available up to $30.0 million for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of our domestic intellectual property and inventory and some domestic real property. As of March 31, 2005, we had not drawn on the revolving credit facility, although the facility served as a back-up facility for $16.3 million of outstanding letters of credit and for $2.8 million of loan guarantees, the majority of which related to our 50% Colombian equity joint venture.

Our revolving credit facility requires us to maintain certain Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios. Further, the revolving credit facility limits payments for purposes such as capital expenditures, acquisitions and dividends. As of March 31, 2005, we were in compliance with these requirements. Our Interest Coverage Ratio, as defined under the agreement governing our credit facility, was 2.46 compared with a minimum requirement of 2.25. Our Borrowed Debt-to-Adjusted EBITDA Ratio, as defined under the agreement governing our credit facility, was 4.25 compared with a maximum of 4.85. The following table summarizes the current defined financial covenant ratios for each quarter in 2005 under the revolving credit facility:

		Borrowed
	Interest Coverage	Debt-to-Adjusted
	Ratio	EBITDA Ratio
	(Minimum)	(Maximum)
Agreement compliance:
First quarter of 2005	2.25	4.85
Second quarter of 2005	2.50	4.50
Third quarter of 2005	2.75	4.25
Fourth quarter of 2005	2.75	3.85

As a result of improved operating results and recent economic trends, we expect to be in compliance with the Interest Coverage Ratio and Borrowed Debt-to-Adjusted EBITDA Ratio throughout 2005.

Receivables Sale Facility - Under the terms of our receivables sale facility, we are allowed to sell accounts receivable and realize proceeds of up to $175.0 million. However, the maximum amount of proceeds that may be received is limited to 85% of the amount of eligible domestic accounts receivable sold. The receivables sale facility also makes available up to $50.0 million for the issuance of standby letters of credit, of which $8.0 million was used at March 31, 2005. The facility requires us to maintain Interest Coverage ratios equivalent to at least 2.0 to 1 for the first quarter of 2005, 2.25 to 1 for the second quarter of 2005 and 2.5 to 1 thereafter. The amount of eligible receivables available to be sold under the receivables sale facility will be impacted upon divestment of any of the businesses currently held for sale because each of the businesses currently sells its accounts receivable under this facility.

Of the capital resource facilities available as of March 31, 2005, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture and the guarantee of the SunBelt notes. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures and the guarantee of the SunBelt notes. As of March 31, 2005, we sold $59.2 million of receivables and we had guaranteed unconsolidated equity affiliate debt of $79.2 million of SunBelt.

Profitable operations in 2005 are expected to allow us to maintain the existing levels of available capital resources. Expected sources of cash in 2005 include net income, ongoing improved working capital efficiency, borrowings under existing loan agreements and proceeds from the expected sale of the remaining discontinued operations. Expected uses of cash in 2005 include the repayment of long-term debt that matures during the year, interest expense and discounts on the sale of accounts receivable, cash taxes, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures are currently estimated between $40 million and $45 million primarily for equipment in support of current manufacturing operations.

Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash flow generated from operations, along with available borrowing capacity under the revolving credit facility and receivables sale facility, should be adequate to fund operations and meet debt service and minimum pension funding requirements for the next twelve months and until May 2006, which is when our revolving credit facility and receivables sale facility expire. In anticipation of the maturity of these facilities, we expect that we will begin negotiations in the near future to either refinance or extend the maturity dates of these facilities.

Cautionary Note on Forward-Looking Statements

In this report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events, and are not guarantees of future performance. They are based upon management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective changes in raw material costs or product pricing or product demand, future performance, including, without limitation, meeting cash flow goals, receiving expected cash distributions from equity affiliates and achieving working capital targets; results of current and anticipated market conditions and market strategies, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to restructuring programs, including cost reduction and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions through divestitures or other means;

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting our markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, chlor-alkali, VCM or other industries in which we participate;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and our other minority equity holdings;

•	an inability to launch new products and/or services within our various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability or delay beyond December 31, 2005 in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms;

•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund our pension plan;

•	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product groups to profitability;

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business;

•	an inability to raise prices or sustain price increases for products;

•	an inability to complete the sale of discontinued businesses due to problems or delays associated with legal proceedings, regulatory approvals and/or buyers receiving financing for the transaction or any other reasons; and

•	a delay in the completion of the new manufacturing facility in southern China expected to commence operations in the second quarter of 2005; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports provided to the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all factors. Consequently, you should not consider any list to be a complete set of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million at January 1, 2004. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At March 31, 2005, the six remaining agreements totaling $100.0 million had a net fair value obligation of a negative $5.7 million. The weighted-average interest rate for these six agreements was 6.7%. There have been no material changes in the market risk faced by the Company from December 31, 2004 to March 31, 2005. We have updated the disclosure concerning our financing arrangements, which is included in Note J to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Item 4. Controls and Procedures

Under the supervision of and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, PolyOne’s disclosure controls and procedures were effective.

There were no changes made in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits

     (a) Exhibits:

Exhibit No.
Under Reg. S-K Item	Form 10-Q
601	Exhibit No.	Description of Exhibit
(31)	31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(31)	31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(32)	32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(32)	32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2005	POLYONE CORPORATION

/s/ W. David Wilson

W. David Wilson
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier

Michael J. Meier
Corporate Controller
(Authorized Officer and Principal Accounting Officer)

PolyOne Corporation

Index to Exhibits

Exhibit	Description
31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002