Form 10-Q
period 2005-06-30
POLYONE CORP
filed 2005-07-28
CIK 1122976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2005.
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
Yes  X           No
As of July 26, 2005, there were 91,882,053 common shares outstanding.

Part I — Financial Information
Item 1. Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
Index to Exhibits
EX-10.1 Waiver No. 1 to Receivables Purchase Agreement
EX-10.2 Letter Waiver re: Amended and Restated Credit Agreement
EX-10.4 2005 Equity and Performance Incentive Plan
EX-31.1 Certification of Thomas A. Waltermire, President and CEO
EX-31.2 Certification of W. David Wilson, VP and CEO
EX-32.1 Certification Thomas A. Waltermire, President and CEO
EX-32.2 Certification of W. David Wilson, VP and CFO

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales	$583.4	$557.8	$1,160.1	$1,093.4
Operating costs and expenses:
Cost of sales	512.9	459.6	1,017.5	908.2
Selling and administrative	47.3	54.8	94.0	112.6
Depreciation and amortization	12.4	13.5	24.9	27.1
Employee separation and plant phaseout	0.4	(1.0)	0.6	(1.2)
Environmental remediation at inactive sites	—	0.9	—	1.3
Loss on sale of assets	—	5.7	—	5.7
Income from equity affiliates and minority interest	(32.1)	(16.7)	(58.1)	(25.9)

Operating income	42.5	41.0	81.2	65.6
Interest expense	(17.0)	(18.3)	(33.3)	(36.7)
Other expense, net	(0.5)	(3.1)	(1.3)	(6.0)

Income before income taxes and discontinued operations	25.0	19.6	46.6	22.9
Income tax expense	(2.4)	(0.4)	(4.9)	(5.3)

Income before discontinued operations	22.6	19.2	41.7	17.6
Discontinued operations:
Income from operations, net of income taxes	8.7	2.3	3.0	7.9

Net income	$31.3	$21.5	$44.7	$25.5

Earnings per common share:
Basic and diluted earnings:
Before discontinued operations	$0.25	$0.21	$0.46	$0.19
Discontinued operations	0.09	0.03	0.03	0.09

Basic and diluted earnings per share	$0.34	$0.24	$0.49	$0.28

Weighted average shares used to compute earnings per share:
Basic	91.8	91.5	91.8	91.5
Diluted	92.1	91.8	92.1	91.7

Dividends paid per share of common stock	$—	$—	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$34.7	$38.6
Accounts receivable, net	314.1	309.7
Inventories	201.5	196.0
Deferred income tax assets	19.9	20.1
Other current assets	16.7	17.7
Discontinued operations	33.5	34.6

Total current assets	620.4	616.7
Property, net	414.3	441.2
Investment in equity affiliates	302.1	263.3
Goodwill, net	322.0	321.0
Other intangible assets, net	9.9	10.1
Other non-current assets	59.1	59.6
Discontinued operations	48.3	59.9

Total assets	$1,776.1	$1,771.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$3.3	$2.3
Accounts payable	220.1	210.7
Accrued expenses	83.1	102.4
Current portion of long-term debt	47.5	49.3
Discontinued operations	27.0	26.3

Total current liabilities	381.0	391.0
Long-term debt	640.7	640.5
Deferred income tax liabilities	10.0	14.4
Post-retirement benefits other than pensions	111.2	114.0
Other non-current liabilities, including pensions	213.8	224.6
Minority interest in consolidated subsidiaries	5.4	6.8
Discontinued operations	0.1	0.1

Total liabilities	1,362.2	1,391.4

Shareholders’ equity:
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $.01 par, 400.0 shares authorized, 122.2 shares issued at June 30, 2005 and December 31, 2004	1.2	1.2
Other shareholders’ equity	412.7	379.2

Total shareholders’ equity	413.9	380.4

Total liabilities and shareholders’ equity	$1,776.1	$1,771.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income	$44.7	$25.5
Income from discontinued operations	3.0	7.9

Income from continuing operations	41.7	17.6
Adjustments to reconcile income from continuing operations to net cash used by operating activities of continuing operations:
Employee separation and plant phaseout charges	0.6	(1.2)
Cash payments on employee separation and plant phaseout	(1.9)	(14.7)
Charges on environmental remediation at inactive sites	—	1.3
Cash payments for environmental remediation at inactive sites	(9.9)	(0.8)
Depreciation and amortization	24.9	27.1
Loss on sale of assets	—	5.7
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(58.1)	(25.9)
Dividends and distributions received	19.2	2.8
Deferred income taxes	0.9	1.1
Change in assets and liabilities:
Accounts receivable	(51.5)	(62.5)
FIFO inventories	(6.1)	(19.9)
Accounts payable	15.2	59.9
Increase (decrease) in sale of accounts receivable	38.6	(51.6)
Accrued expenses and other	(20.8)	17.4

Net cash used by operating activities of continuing operations	(7.2)	(43.7)

Investing Activities
Capital expenditures	(17.5)	(9.3)
Return of cash from equity affiliates	—	13.6
Business acquired, net of cash received	(2.7)	(5.1)
Proceeds from sale of assets	8.4	26.3

Net cash provided (used) by investing activities of continuing operations	(11.8)	25.5

Financing Activities
Change in short-term debt	1.0	(0.2)
Change in long-term debt	(1.5)	(3.4)
Proceeds from exercise of stock options	0.3	—

Net cash used by financing activities of continuing operations	(0.2)	(3.6)

Net cash provided by discontinued operations	17.1	26.6

Effect of exchange rate on changes on cash	(1.8)	(0.8)

Increase (decrease) in cash and cash equivalents	(3.9)	4.0
Cash and cash equivalents at beginning of period	38.6	48.7

Cash and cash equivalents at end of period	$34.7	$52.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

		Common					Common		Accumulated
		Shares			Additional	Retained	Stock Held	Share	Other Non-
	Common	Held in		Common	Paid-In	Earnings	in	Ownership	Owner Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Trust	Changes

Balance January 1, 2004	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Comprehensive income:
Net income			4.0			4.0
Translation adjustment			0.2			—			0.2

Total comprehensive income			4.2			4.0			0.2
Stock-based compensation and benefits		141	(0.9)		(0.1)		(0.8)

Balance March 31, 2004	122,192	30,566	$370.1	$1.2	$1,068.6	$(228.4)	$(340.6)	$(1.3)	$(129.4)

Comprehensive income:
Net income			21.5			21.5			—
Translation adjustment			(12.5)			—			(12.5)

Total comprehensive income			9.0			21.5			(12.5)
Stock-based compensation and benefits		(4)	—		0.1			(0.1)

Balance June 30, 2004	122,192	30,562	$379.1	$1.2	$1,068.7	$(206.9)	$(340.6)	$(1.4)	$(141.9)

Balance January 1, 2005	122,192	30,480	$380.4	$1.2	$1,069.8	$(208.9)	$(339.0)	$—	$(142.7)
Comprehensive income:
Net income			13.4			13.4			—
Translation adjustment			(5.3)			—			(5.3)

Total comprehensive income			8.1			13.4			(5.3)
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9		0.3

Balance March 31, 2005	122,192	30,382	$389.5	$1.2	$1,069.6	$(195.5)	$(338.1)	$—	$(147.7)

Comprehensive income:
Net income			31.3			31.3			—
Translation adjustment			(6.0)			—			(6.0)

Total comprehensive income			25.3			31.3			(6.0)
Stock-based compensation and benefits		(36)	(0.9)		(0.2)		0.2		(0.9)

Balance June 30, 2005	122,192	30,346	$413.9	$1.2	$1,069.4	$(164.2)	$(337.9)	$—	$(154.6)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. This report includes information condensed from the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.
Costs related to employee separation and plant phaseout and environmental remediation at inactive sites in the Condensed Consolidated Statements of Operations are presented separately. Employee separation and plant phaseout costs are discussed in Note H below. Environmental remediation at inactive sites represents environmental remediation costs for manufacturing facilities that are no longer owned or that were closed in prior years.
PolyOne’s Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations as of June 30, 2005. These two businesses are expected to be sold in 2005 and, as a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities and cash flows) is reported separately as “discontinued operations”. These businesses were previously included in PolyOne’s Performance Plastics business segment. The carrying amounts of the major classes of assets and liabilities of these businesses as of June 30, 2005 are reflected in “Discontinued operations” in the Condensed Consolidated Balance Sheets. The net carrying value of these businesses at June 30, 2005 was $54.7 million. A first quarter 2005 impairment charge of $10.9 million is reflected in discontinued operations to adjust the carrying value of the Engineered Films business to its net realizable value based upon current estimates.
The Elastomers and Performance Additives business was sold in August 2004. Accordingly, all historical financial information of this business (sales, costs and expenses, assets and liabilities and cash flows) was reported separately as discontinued operations in 2004. Elastomers and Performance Additives was previously reported as a separate business segment.
Note B — Accounting Policies
Stock-Based Compensation — As provided under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting in the amount by which the quoted market value of the shares of PolyOne stock covered by the grant exceeds the appreciation rights’ specified value. At June 30, 2005, approximately 1.6 million SARs were issued and outstanding, of which 0.7 million were vested and exercisable at share prices ranging from $6.00 to $12.22. For the three-month and six-month periods ended June 30, 2005, a benefit of $1.5 million and $1.6 million, respectively, was included in compensation expense in the condensed consolidated statements of operations to reflect the decline in stock prices during 2005.
The following table illustrates the effect on net income and income per share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate as computed using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility. Because PolyOne’s stock options have characteristics significantly different from traded options, and because changes in the subjective assumptions used can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of PolyOne stock options.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2005	2004	2005	2004

Net income, as reported	$31.3	$21.5	$44.7	$25.5
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	—	0.6	0.6	1.3

Pro forma net income	$31.3	$20.9	$44.1	$24.2

Net income per share:
Basic and diluted — as reported	$0.34	$0.24	$0.49	$0.28
Basic and diluted — pro forma	$0.34	$0.23	$0.48	$0.26
New Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS No. 123(R) is generally similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
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
As permitted by SFAS No. 123, PolyOne currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the results of operations, although it will have no impact on the overall financial position of PolyOne. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend upon levels of share-based payments granted in the future. However, had PolyOne adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of the fair value recognition provisions of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown previously in this Note B to the Condensed Consolidated Financial Statements. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. However, because PolyOne is in a net operating loss carryforward position for income taxes, there would be no impact on its cash flow statements for the six-month periods ended June 30, 2005 and 2004. PolyOne expects to adopt SFAS No. 123(R) effective January 1, 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items to be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. PolyOne has not yet determined the impact of SFAS No. 151’s adoption on its consolidated financial position or results of operations.
Reclassification — Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.
Note C — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2005 by segment are as follows:

	Performance
(In millions)	Plastics	Distribution	Total

December 31, 2004	$319.4	$1.6	$321.0
Business acquisition	1.0	—	1.0

June 30, 2005	$320.4	$1.6	$322.0

Information regarding PolyOne’s other intangible assets is as follows:

	As of December 31, 2004:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(4.4)	$—	$4.2
Sales contract	9.6	(7.7)	—	1.9
Patents, technology and other	4.1	(1.1)	1.0	4.0

Total	$22.3	$(13.2)	$1.0	$10.1

	As of June 30, 2005:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$9.7	$(5.0)	$—	$4.7
Sales contract	9.6	(8.0)	—	1.6
Patents, technology and other	4.2	(1.5)	0.9	3.6

Total	$23.5	$(14.5)	$0.9	$9.9

Amortization of other intangible assets was $0.6 million and $1.0 million for the three-month periods ended June 30, 2005 and 2004 and $1.3 million and $2.1 million for the six-month periods ended June 30, 2005 and 2004.

The carrying values of intangible assets and other investments are adjusted to the present value of estimated net future cash flows based upon an evaluation done each year-end, or more often when indicators of impairment exist. For the three-month and six-month periods ended June 30, 2005, there were no indicators of impairment for either goodwill or intangible assets as recorded.
Note D — Inventories
Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2005	2004

Finished products and in-process inventories	$153.9	$140.6
Raw materials and supplies	84.8	91.4

	238.7	232.0
LIFO reserve	(37.2)	(36.0)

Total inventories	$201.5	$196.0

Note E — Income Taxes
For the three-month and six-month periods ended June 30, 2005 and 2004, a domestic tax provision was not applied against income before taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS 109, “Accounting for Income Taxes,” due to the uncertainty regarding full utilization of PolyOne’s deferred income taxes. PolyOne intends to maintain the valuation allowance until additional realization events occur, including generating future sustainable taxable income, which would support reversal of all or a portion of the allowance. Tax expense of $2.4 million and $4.9 million was recorded in the three-month and six-month periods ended June 30, 2005 primarily represents foreign taxes.
Note F — Investment in Equity Affiliates
PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls’ summarized results of operations for the three months and six months ended June 30, 2005 and 2004, and summarized balance sheet information as of June 30, 2005 and December 31, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Net sales	$621.4	$570.8	$1,236.9	$1,084.7
Operating income	97.6	75.4	181.7	116.7
Partnership income as reported by OxyVinyls	82.3	55.8	144.6	85.7
PolyOne’s ownership of OxyVinyls	24%	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	19.8	13.4	34.7	20.6
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.2	0.3	0.3

Earnings of equity affiliate recorded by PolyOne	$19.9	$13.6	$35.0	$20.9

	June 30,	December 31,
(In millions)	2005	2004

Current assets	$464.1	$391.5
Non-current assets	1,341.6	1,396.9

Total assets	1,805.7	1,788.4

Current liabilities	170.5	244.3
Non-current liabilities	487.9	511.4

Total liabilities	658.4	755.7

Partnership capital	$1,147.3	$1,032.7

PolyOne’s Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (SunBelt), which is 50% owned by PolyOne. The following table presents SunBelt’s summarized financial results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Net sales	$43.0	$24.0	$81.5	$45.9
Operating income	23.4	6.4	44.4	11.5
Partnership income as reported by SunBelt	20.7	3.3	38.9	5.3
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$10.4	$1.7	$19.5	$2.7

	June 30,	December 31,
(In millions)	2005	2004

Current assets	$44.2	$18.9
Non-current assets	125.6	125.5

Total assets	169.8	144.4

Current liabilities	21.5	18.0
Non-current liabilities	146.3	146.3

Total liabilities	167.8	164.3

Partnership capital (deficit)	$2.0	$(19.9)

The Performance Plastics segment includes DH Compounding Company (owned 50%), BayOne Urethane Systems, L.L.C (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. Combined summarized financial information for these equity affiliates is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Net sales	$33.2	$29.5	$64.0	$57.5
Operating income	$3.7	$3.0	$7.5	$6.5
Net income	$3.5	$2.6	$6.9	$5.9

Note G — Earnings Per Share Computation
Weighted average shares outstanding are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Weighted average shares — basic:
Weighted average shares outstanding	91.8	91.5	91.8	91.5

Weighted average shares — diluted:
Weighted average shares outstanding — basic	92.1	91.5	92.1	91.5
Plus unearned portion of restricted stock awards included in outstanding shares plus dilutive impact of stock options and stock awards	—	0.3	—	0.2

	92.1	91.8	92.1	91.7

Basic earnings per common share is computed as net income available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted average diluted shares outstanding.
Outstanding stock options with exercise prices greater than the average price of the common shares have not been included in the computation of dilutive earnings per share.
Note H — Employee Separation and Plant Phaseout
Since PolyOne was formed in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred various employee separation and plant phaseout costs. For more information about these initiatives, please refer to Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.
2005 Charges — Operating income for the three-month and six-month periods ended June 30, 2005 includes charges of $0.4 million and $0.6 million, respectively, related to employee separation and plant phaseout cost as a result of adjusting remaining reserves associated with restructuring initiatives announced in prior years to reflect current expectations.
All employees who were affected by the restructuring initiatives announced in prior years were terminated as of December 31, 2004. The remaining employee separation costs accrued at June 30, 2005 totaling $0.6 million are expected to be paid out through the third quarter of 2005. The remaining plant phaseout cash closing costs accrued at June 30, 2005 totaling $0.8 million are expected to be paid out through the first quarter of 2007. For information about 2004 activity, please refer to Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.
PolyOne will retain the liabilities for employee separation and plant phaseout costs for the businesses reported as discontinued operations upon the sale of these businesses and, as a result, they are included in this discussion.

The following tables summarize the provisions, payments and remaining reserves associated with the phaseout initiatives remaining to be completed from December 31, 2004 through June 30, 2005:

	Plant Phaseout Costs
	Employee Separation	Cash	Asset Write-
(In millions)	Costs	Closure	Downs	Total
Closure and exit of Engineered Films manufacturing plants
Balance at December 31, 2004	$1.0	$0.8	$—	$1.8
Utilized	(0.7)	(0.6)	—	(1.3)

Balance at June 30, 2005	$0.3	$0.2	$—	$0.5

Mexico & North America administrative staff reductions
Balance at December 31, 2004	$0.8	$0.7	$—	$1.5
Continuing operations charge	—	—	0.6	0.6
Utilized	(0.5)	(0.1)	(0.6)	(1.2)

Balance at June 30, 2005	$0.3	$0.6	$—	$0.9

Total
Balance at December 31, 2004	$1.8	$1.5	$—	$3.3
Continuing operations charge	—	—	0.6	0.6
Utilized	(1.2)	(0.7)	(0.6)	(2.5)

Balance at June 30, 2005	$0.6	$0.8	$—	$1.4

Note I — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	7.1	7.5	14.2	15.0
Expected return on plan assets	(7.8)	(8.1)	(15.5)	(13.8)
Amortization of unrecognized losses, transition obligation and prior service cost	3.4	3.9	6.8	7.8

	$2.9	$3.6	$5.9	$9.6

No minimum pension funding payment is expected to be required in 2005 as a result of the $65.0 million voluntary payment made in 2004.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	1.5	2.6	3.1	5.2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(0.7)	0.3	(1.3)	0.6

	$1.0	$3.1	$2.1	$6.2

Note J — Financing Arrangements
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and management of exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million at January 1, 2004. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At June 30, 2005, the six remaining agreements totaling $100.0 million had a net fair value obligation of negative $3.9 million. The weighted-average interest rate for these six agreements was 7.2%. There have been no material changes in the market risk faced by PolyOne from December 31, 2004 to June 30, 2005.
Note K — Sale of Accounts Receivable
Accounts receivable consist of the following:

	June 30,	December 31,
(In millions)	2005	2004

Trade accounts receivable	$172.3	$158.5
Retained interest in securitized accounts receivable	148.5	158.7
Allowance for doubtful accounts	(6.7)	(7.5)

	$314.1	$309.7

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, bankruptcy-remote subsidiary. At June 30, 2005, accounts receivable totaling $187.1 million were sold by PolyOne to PFC and, as a result, are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and may realize proceeds of up to $175 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the then-current amount of the accounts receivable sold to PFC. At June 30, 2005, PFC had sold $38.6 million of its undivided interests in accounts receivable. PolyOne retains an interest in the $148.5 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this interest retained by PolyOne is included in accounts receivable on the Condensed Consolidated Balance Sheet at June 30, 2005.
The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million facility. Continued availability of the securitization program depends upon compliance with covenants related primarily to operating performance as set forth in the related agreements, including an interest coverage ratio covenant. On June 29, 2005, the purchasers under the receivables sale facility prospectively waived compliance by PolyOne with the interest coverage ratio covenant for the quarter ended June 30, 2005.
On July 26, 2005, PolyOne amended the receivables sale facility. For further information, please see Note N to these Condensed Consolidated Financial Statements.

Note L — Segment Information
PolyOne operates in three segments: Performance Plastics, Distribution, and Resin and Intermediates. The Elastomers and Performance Additives business that was sold in August 2004 was previously reported as a separate segment and the Specialty Resins and Engineered Films businesses now included in discontinued operations were previously included in the Performance Plastics segment. The accounting policies of each segment are consistent with those described in the “Summary of Significant Accounting Policies” included in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. Segment assets consist primarily of customer receivables, inventories, net property and goodwill. Intersegment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The Other segment includes intersegment sales eliminations, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and certain other unallocated corporate assets and liabilities.
Performance Plastics — PolyOne’s Performance Plastics segment manufactures polymer related products in the following product groups:
•	Vinyl Compounds

•	Colors and Additives

•	Engineered Materials

•	Polymer Coating Systems (formerly referred to as Formulators)
Distribution — The Company’s Distribution segment is a distributor to the North American market of approximately 3,500 grades of engineering materials and commodity grade resins, plastic compounds and color masterbatches, including vinyl compounds and engineered materials produced by the Performance Plastics segment.
Resin and Intermediates — The Resin and Intermediates segment consists of two joint ventures that are accounted for and reported on the equity basis as well as certain retained corporate costs associated with heritage PVC resin operations. OxyVinyls is a 24% owned producer of PVC resin, vinyl chloride monomer (VCM), chlorine and caustic soda, and SunBelt is a 50% owned producer of chlorine and caustic soda. OxyVinyls is PolyOne’s principal supplier of PVC resin.

		Performance		Resin and
Six months ended June 30, 2005 (in millions)	Total	Plastics	Distribution	Intermediates	Other

Sales to external customers	$1,160.1	$826.3	$333.8	$—	$—
Intersegment eliminations	—	71.5	3.9	—	(75.4)

	$1,160.1	$897.8	$337.7	$—	$(75.4)

Operating income (loss)	$81.2	$26.4	$9.4	$51.4	$(6.0)

Expenses included in operating income:
Employee separation and plant phaseout costs	$0.6	$0.6	$—	$—	$—

Depreciation and amortization	$24.9	$23.2	$0.7	$0.1	$0.9

Total assets	$1,776.1	$1,122.9	$166.3	$293.4	$193.5

Capital expenditures	$17.5	$13.2	$0.2	$—	$4.1

		Performance		Resin and
Six months ended June 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$1,093.4	$796.7	$296.7	$—	$—
Intersegment eliminations	—	71.2	2.9	—	(74.1)

	$1,093.4	$867.9	$299.6	$—	$(74.1)

Operating income (loss)	$65.6	$46.1	$9.6	$18.9	$(9.0)

Expenses (benefits) included in operating income:
Employee separation and plant phaseout costs	$(1.2)	$(1.1)	$—	$—	$(0.1)
Environmental remediation costs at inactive sites	1.3	—	—	—	1.3
Loss on sale of assets	5.7	5.7	—	—	—

Depreciation and amortization	$27.1	$26.0	$0.7	$0.1	$0.3

Total assets	$1,975.0	$1,168.7	$154.9	$249.9	$401.5

Capital expenditures	$9.3	$9.0	$—	$—	$0.3

		Performance		Resin and
Three months ended June 30, 2005 (in millions)	Total	Plastics	Distribution	Intermediates	Other

Sales to external customers	$583.4	$415.0	$168.4	$—	$—
Intersegment eliminations	—	33.6	1.8	—	(35.4)

	$583.4	$448.6	$170.2	$—	$(35.4)

Operating income (loss)	$42.5	$15.1	$4.0	$28.5	$(5.1)

Expenses included in operating income:
Employee separation and plant phaseout costs	$0.4	$0.4	$—	$—	$—

Depreciation and amortization	$12.4	$11.6	$0.4	$—	$0.4

Capital expenditures	$8.6	$6.2	$—	$—	$2.4

		Performance		Resin and
Three months ended June 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Other

Sales to external customers	$557.8	$405.3	$152.5	$—	$—
Intersegment eliminations	—	34.6	1.3	—	(35.9)

	$557.8	$439.9	$153.8	$	$(35.9)

Operating income (loss)	$41.0	$25.5	$4.8	$12.9	$(2.2)

Expenses (benefits) included in operating income:
Employee separation and plant phaseout costs	$(1.0)	$(0.9)	$—	$—	$(0.1)
Environmental remediation costs at inactive sites	0.9	—	—	—	0.9
Loss on sale of assets	5.7	5.7	—	—	—

Depreciation and amortization	$13.5	$12.8	$0.4	$0.1	$0.2

Capital expenditures	$5.6	$5.5	$—	$—	$0.1

A breakdown of the Performance Plastics segment’s sales for the three-month and six-month periods ended June 30, 2005 and changes versus the same periods in 2004, by product group, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2005	2005	2005
	Sales $	Sales $	Sales $	Sales $
	% of	% Change	% of	% Change
	Total	vs. 2004	Total	vs. 2004

Vinyl Compounds	41%	(3)%	41%	2%
North American Colors and Additives	14%	12%	14%	12%
North American Engineered Materials	6%	(4)%	7%	1%
International Colors and Engineered Materials	28%	3%	28%	6%
Polymer Coating Systems	11%	6%	10%	5%

Total Performance Plastics	100%	2%	100%	3%

Note M — Commitments and Contingencies
Environmental — PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with several environmental sites. While government agencies frequently claim PRPs are jointly and severally liable at these sites, in PolyOne’s experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $54.0 million at June 30, 2005 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at June 30, 2005. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is included in Note O to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.
Guarantees — PolyOne guarantees $79.2 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt and the related guarantee mature in 2017.
Note N — Subsequent Events
On July 26, 2005, PolyOne amended its revolving credit facility to modify the financial covenants. For the third quarter of 2005, the amended minimum Interest Coverage Ratio is 2.00 and the amended Maximum Borrowed Debt-to-Adjusted EBITDA Ratio is 4.75. For the fourth quarter of 2005, the amended minimum Interest Coverage Ratio is 2.00 and the amended maximum Borrowed Debt-to-Adjusted EBITDA Ratio is 4.65.

In addition on July 26, 2005, PolyOne amended its receivables sale facility to extend the expiration date to July 2010, reduce the cost of utilizing the facility and modify a financial covenant. PolyOne’s receivables sale facility previously required PolyOne to maintain a certain Interest Coverage Ratio, which was defined in the agreement governing the facility. The receivables sale facility, as amended, now requires PolyOne to maintain a minimum Fixed Charge Coverage Ratio, which is defined in the amended agreement, of at least 1 to 1 when unused drawing availability under the facility is $40 million or less.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
PolyOne is an international polymer services company with continuing operations in thermoplastic compounds, polymer coating systems, color and additives systems, and thermoplastic resin distribution. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites in North America, Europe and Asia, and joint ventures in North America and South America. We provide value to our customers through our ability to link polymer technology and formulations with our manufacturing and supply chain processes.
Discontinued Operations — As of June 30, 2005, our Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. We expect to sell these business operations in 2005. As a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Our Elastomers and Performance Additives business was sold in August 2004 and was previously reported as a separate business segment. Specialty Resins and Engineered Films were previously included in our Performance Plastics business segment. The following table summarizes the results for the businesses reported as discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Sales:
Elastomers and Performance Additives	$—	$94.9	$—	$189.9
Specialty Resins and Engineered Films	68.1	59.7	133.1	120.6

Total sales	$68.1	$154.6	$133.1	$310.5

Pre-tax income from operations:
Elastomers and Performance Additives	$—	$9.2	$—	$14.2
Specialty Resins and Engineered Films	8.7	3.4	14.7	4.5

	8.7	12.6	14.7	18.7

Pre-tax loss on disposition of business:
Elastomers and Performance Additives	—	(9.9)	(0.7)	(9.9)
Specialty Resins and Engineered Films	—	—	(10.9)	—

	—	(9.9)	(11.6)	(9.9)
Income tax expense (net of valuation allowance)	—	(0.4)	(0.1)	(0.9)

Income from discontinued operations	$8.7	$2.3	$3.0	$7.9

Outlook — We believe that our customers have concluded destocking inventories and will begin to increase their product purchases in the third quarter of 2005. Consequently, we anticipate at least a modest improvement in demand for our products in the third quarter of 2005 compared with the second quarter of 2005. Our focus in the second half of 2005 will be growing sales, gaining new business and restoring selling price spreads over the cost of raw materials.
Entering the third quarter of 2005, inventory level corrections should be largely complete, and we expect sales volumes to better reflect underlying market demand. Leading economic trend indicators for North America remain neutral to positive for growth prospects. Consequently, we expect that sales volumes for North American business operations should increase by 1% to 3% compared with the second quarter of

2005, factoring in typical July demand softening. This level would result in volumes below third quarter 2004 levels.
We project that International sales volumes will decline slightly from the second quarter of 2005 primarily due to continuing weakness in Europe compounded by the August holiday period. We anticipate continued strong volume growth in our Asian operations.
For continuing operations, we expect sales revenue increases in the third quarter of 2005 to follow the volume improvements discussed above. Average compound product pricing is anticipated to be largely unchanged compared with the second quarter of 2005. Public industry sources indicate, however, that commodity spot and export prices are beginning to increase, and that contract price increases for polyolefin and PVC resins have been announced for later in the third quarter of 2005. Even though increasing commodity resin price trends pressure the spread of selling prices over the cost of raw materials in our compounding businesses, these spreads should remain constant compared with the second quarter of 2005 due to raw material cost reductions that we realized during the second quarter of 2005. We anticipate that, taken together, volume and margin expectations should result in a sequential earnings improvement for our Performance Plastics and Distribution segments.
The Resin and Intermediates segment should benefit in the third quarter of 2005 from continuing strong earnings associated with chlor-alkali products. We anticipate that caustic soda and chlorine pricing will approximate second quarter 2005 levels. We expect lower OxyVinyls earnings, however, due primarily to decreased spreads of selling prices over raw material costs combined with higher energy costs that would adversely affect PVC resin, vinyl chloride monomer and chlor-alkali production costs. As a result of these factors, we anticipate that third quarter 2005 Resin and Intermediates segment earnings should be between $5 million and $7 million lower than in the second quarter of 2005.
As a result of this combination of factors, we anticipate that operating income from continuing operations should be approximately $3 million to $6 million lower in the third quarter of 2005 compared with the second quarter of 2005.
We expect that our discontinued operations, Specialty Resins and Engineered Films, should experience seasonal volume softening and reduced demand for automotive applications in the third quarter of 2005. In addition, we foresee modest erosion in selling price spreads over the cost of raw materials associated with pricing pressure corresponding to lower demand levels and higher energy-based conversion costs. Consequently, we project that our discontinued operations’ net income should decline in the third quarter of 2005 by between $1 million and $3 million compared with the second quarter of 2005.
We will continue to maintain a full valuation allowance associated with U.S. federal taxes. Consequently, our reported net income will reflect only foreign tax liabilities. We expect the effective foreign tax rate to remain at approximately 30%.

Results of Operations
Consolidated Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Sales:
Performance Plastics segment	$448.6	$439.9	$897.8	$867.9
Distribution segment	170.2	153.8	337.7	299.6
Intersegment eliminations	(35.4)	(35.9)	(75.4)	(74.1)

Total sales	$583.4	$557.8	$1,160.1	$1,093.4

Net income (loss):
Performance Plastics segment	$15.1	$25.5	$26.4	$46.1
Distribution segment	4.0	4.8	9.4	9.6
Resin and Intermediates segment	28.5	12.9	51.4	18.9
Other segment	(5.1)	(2.2)	(6.0)	(9.0)

Operating income	42.5	41.0	81.2	65.6
Interest expense	(17.0)	(18.3)	(33.3)	(36.7)
Other expense, net	(0.5)	(3.1)	(1.3)	(6.0)

Income before income taxes and discontinued operations	25.0	19.6	46.6	22.9
Income tax expense	(2.4)	(0.4)	(4.9)	(5.3)

Income from continuing operations	22.6	19.2	41.7	17.6
Income from discontinued operations, net of taxes	8.7	2.3	3.0	7.9

Net income	$31.3	$21.5	$44.7	$25.5

Period to period changes in sales and operating income (loss) are discussed within the “Business Segment Information” section that follows.
Interest expense — For the second quarter and year-to-date 2005, interest expense was lower than the same periods in 2004, primarily due to a lower level of borrowings. Long-term debt decreased from $779.3 million at June 30, 2004 to $688.2 million at June 30, 2005.
Other expense, net — Other expense, net, includes finance costs associated with the receivables sale facility, foreign currency gains and losses, interest income and other miscellaneous expenses. The following table summarizes the major components of Other expense, net for 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Currency exchange gain (loss), net of foreign exchange contracts	$2.0	$(0.8)	$2.6	$(1.6)
Discount on sale of trade receivables	(2.3)	(1.8)	(3.5)	(3.5)
Retained post-employment benefit cost related to previously discontinued business operations	(0.3)	(0.9)	(0.6)	(1.7)
Other income, net	0.1	0.4	0.2	0.8

	$(0.5)	$(3.1)	$(1.3)	$(6.0)

Income taxes — A tax provision was not applied against income before taxes for the three-month and six-month periods ended June 30, 2005 and 2004 for domestic taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to uncertainty regarding full utilization of the deferred income tax assets. Tax expense recorded for the three-month and six-month periods ended June 30, 2005 and 2004 primarily represents foreign income taxes.
Income from discontinued operations, net of income taxes — Included in income of $3.0 million for the six months ended June 30, 2005 was a first quarter impairment charge of $10.9 million to write down the Engineered Films business to its net realizable value.
Business Segment Information
2005 Compared with 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Sales:
Performance Plastics segment	$448.6	$439.9	$8.7	2%	$897.8	$867.9	$29.9	3%
Distribution segment	170.2	153.8	16.4	11%	337.7	299.6	38.1	13%
Intersegment eliminations	(35.4)	(35.9)	0.5	1%	(75.4)	(74.1)	(1.3)	(2)%

	$583.4	$557.8	$25.6	5%	$1,160.1	$1,093.4	$66.7	6%

Operating income (loss):
Performance Plastics segment	$15.1	$25.5	$(10.4)	(41)%	$26.4	$46.1	$(19.7)	(43)%
Distribution segment	4.0	4.8	(0.8)	(17)%	9.4	9.6	(0.2)	(2)%
Resin and Intermediates segment	28.5	12.9	15.6	121%	51.4	18.9	32.5	172%
Other segment	(5.1)	(2.2)	(2.9)	(132)%	(6.0)	(9.0)	3.0	33%

	$42.5	$41.0	$(1.5)	(4)%	$81.2	$65.6	$15.6	24%

Performance Plastics’ sales were up 2% in the second quarter and 3% for the year to date compared with the same periods last year. A breakdown of second quarter and year-to-date 2005 Performance Plastics segment sales by product group is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			2005			2005
	2005	2005	Shipment	2005	2005	Shipment
	Sales $	Sales $	Lbs.	Sales $	Sales $	Lbs.
	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2004	vs. 2004	Total	vs. 2004	vs. 2004

Vinyl Compounds	41%	(3)%	(13)%	41%	2%	(8)%
North American Colors and Additives	14%	12%	2%	14%	12%	5%
North American Engineered Materials	6%	(4)%	(20)%	7%	1%	(11)%
International Colors and Engineered Materials	28%	3%	(19)%	28%	6%	(19)%
Polymer Coating Systems	11%	6%	(4)%	10%	5%	(4)%

Total Performance Plastics	100%	2%	(13)%	100%	3%	(9)%

Vinyl Compounds’ volume declined 13% in the second quarter and 8% for the year to date compared with the same periods in 2004 primarily due to softening demand in the electronics and packaging markets, causing customers with in-house compounding capabilities to reduce their purchases to better utilize internal capacity. Higher average selling prices, resulting from efforts to recapture increases in the cost of resin and non-resin raw materials, helped to hold the second quarter sales decline to 3% and increase year-to-date sales by 2% compared with the same periods in 2004.

North American Colors and Additives’ volume improved by 2% in the second quarter and 5% for the year to date compared with the same periods in 2004, primarily from new business in construction, wire and cable applications. Higher average selling prices resulting from efforts to recapture raw material cost increases, combined with new business captured in 2005, helped drive 12% improvements in second quarter and year-to-date sales levels compared with the same periods in 2004.
North American Engineered Materials’ volume fell 20% in the second quarter and 11% for the year to date compared with the same periods in 2004, primarily from reduced demand for certain general purpose automotive applications compounded by the general slowing in automotive production levels early in the second quarter of 2005. Higher average selling prices from efforts to recapture raw material cost increases coupled with a more value-added mix of products helped to hold the second quarter sales decline to 4% and increase year-to-date sales by 1% compared with the same periods in 2004.
International Colors and Engineered Materials’ volume decreased primarily as a result of the May 31, 2004 sale of the Melos rubber granules business, which accounted for the majority of the 19% volume decline for the second quarter and year-to-date compared with the same periods in 2004. The remaining decline in second quarter and year-to-date volume was due to general weakness in European plastics markets, especially as related to engineered materials applications, which decline was partially offset by increased volume in Asia resulting from our new manufacturing facility in Shenzhen, China that began operations in the second quarter of 2005. This plant is manufacturing engineered material compounds, color compounds and inks. Higher average selling prices from efforts to recapture raw material cost increases, combined with favorable Euro to U.S. dollar currency exchange rates, contributed to a sales increase of 3% in the second quarter and 6% for the year to date compared with the same periods in 2004.
Polymer Coating Systems’ volume declined 4% for the second quarter and year to date compared with the same periods in 2004 due to general softening across most markets, but in particular, from a decline in automotive demand caused primarily by reduced production schedules and platform build-outs. Higher average selling prices, resulting from efforts to recapture raw material cost increases, helped drive a sales increase of 6% in the second quarter and 5% for the year to date compared with the same periods in 2004.
Performance Plastics’ operating income, as a percentage of sales, decreased in the second quarter to 3.4% from 5.8% in the second quarter of 2004, and for the year-to-date to 2.9% from 5.3% in the same period of 2004. The main drivers of these decreases were lower volumes and increased raw material costs across virtually all product lines. Selling price increases have only partially offset the impact of rising raw material costs. Continuing selling and administrative expense reduction efforts have also helped to partially offset the negative impact of rising raw material costs. Also included in 2004 operating income was a $5.7 million loss on the sale of assets during the second quarter.
Distribution’s sales increased by 11% in the second quarter and 13% for the year to date compared with the same periods last year. Volume, however, declined by 5% in the second quarter and 2% for the year to date from the same periods in 2004 consistent with the general softening across the North American plastics industry experienced by our Performance Plastics Segment. The sales increase was primarily driven by selling price increases passed through from the supplier base.
Distribution’s operating income as a percentage of sales decreased in the second quarter to 2.4% from 3.1% in the second quarter of 2005, and for the year-to-date to 2.8% from 3.2% in the same period of 2004, primarily as the result of the aforementioned decline in volume.
Resin and Intermediates’ operating income increased $15.6 million in the second quarter and $32.5 million for the year to date from the same periods in 2004. OxyVinyls’ equity earnings contribution increased by $6.3 million in the second quarter and $14.1 million for the year to date from the same periods last year, primarily driven by higher industry average PVC resin and vinyl chloride monomer (VCM) selling price spreads over the cost of raw materials that resulted from favorable supply/demand dynamics and improved chlor-alkali profitability. SunBelt’s equity earnings contribution increased by $8.6 million in the second quarter and $16.7 million for the year to date from the same periods last year largely from higher selling prices for chlorine and caustic soda.
“Other” consists primarily of corporate general and administrative costs not allocated to business segments and inter-segment sales and profit eliminations. The loss, or net expense, for the second quarter was $2.9 million higher than the same period in 2004. Included in the second quarter of 2005 was a $1.5 million benefit resulting from the settlement of legal issues and associated reserves, while the second quarter of 2004 included a $1.2 million gain on the sale of corporate-held assets and $1.9 million of life insurance proceeds. Net expense for the year to date was $3.0 million lower than the same period in 2004. Included in the first half of 2005 was a $5.2 million benefit resulting from the settlement of legal issues and associated reserves, while the first half of 2004 included a $1.2 million gain on the sale of corporate-held assets and $1.9 million of life insurance proceeds.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions in certain circumstances that affect amounts reported in the accompanying Condensed Consolidated Financial Statements. Management evaluates accounting policies and estimates used to prepare financial statements on an ongoing basis. Management bases its estimates on historical experience and assumptions believed to be reasonable under certain facts and circumstances. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements related to the accounting policies and estimates described in the text that follows. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. A description of critical accounting policies is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
Asbestos-Related Claims — We have been named in various lawsuits involving multiple claimants and defendants for alleged asbestos exposure in the past by, among others, workers and contractors and their families at plants owned by us or our predecessors or onboard ships owned or operated by us or our predecessors. We have reserves totaling approximately $2 million as of June 30, 2005 for asbestos-related claims that are probable and estimable. We believe the probability is remote that losses in excess of the amounts we have accrued could be material to our financial condition, results of operations or cash flows. This belief is based upon our ongoing assessment of the strengths and weaknesses of the specific claims and our defenses and insurance coverages available with respect to these claims, as well as the probability and expected magnitude of reasonably anticipated future asbestos-related claims. Our assessment includes: whether the pleadings allege exposure to asbestos, asbestos-containing products or premises exposure; the severity of the plaintiffs’ alleged injuries from exposure to asbestos or asbestos-containing products and the length and certainty of exposure on our premises, to the extent disclosed in the pleadings or identified through discovery; whether the named defendant related to us manufactured or sold asbestos-containing products; the outcomes of cases recently resolved; and the historical pattern of the number of claims. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate.

Goodwill — As of June 30, 2005, we had $322.0 million of goodwill resulting from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill, or more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In making these impairment assessments, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
We determined that goodwill was not impaired as of the annual assessment performed as of July 1, 2004. As of June 30, 2005, no potential indicator of impairment exists. We will perform our 2005 annual impairment tests during the third quarter of 2005.
Cash Flows
Individual line items that comprise cash flows from operating, investing and financing activities are set forth in the Condensed Consolidated Statement of Cash Flows. The discussion below focuses on the main drivers of material changes in cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2004) to the date of the most recent interim balance sheet (June 30, 2005).
Operating activities — Cash used by operating activities in the first six months of 2005 was $7.2 million. Income from continuing operations of $41.7 million included $24.9 million of non-cash depreciation and amortization expense and $58.1 million of non-cash income from equity affiliates. Dividends and distributions received from equity affiliates totaled $19.2 million. Cash payments for environmental remediation that had previously been accrued for inactive sites totaled $9.9 million, while cash payments for previously accrued employee separation and plant phaseout costs totaled $1.9 million. Accounts receivable increased $51.5 million, of which $38.6 million were sold to PolyOne Funding Corporation. The remaining increase was due to the impact of higher seasonal sales levels at the end of the second quarter, partially offset by improved average collection periods. FIFO inventories increased $6.1 million. The impact of higher seasonal sales and production levels at the end of the second quarter was nearly offset by improved inventory turnover efficiencies. Accounts payable increased $15.2 million primarily due to higher seasonal production and purchasing levels. Accrued expenses and other declined $20.8 million primarily from the payment of employee incentive plan awards that had been accrued at December 31, 2004.
Investing activities — Cash used for investing activities in the first six months of 2005 was $11.8 million, primarily driven by capital expenditures in support of manufacturing operations totaling $17.5 million. We also acquired the remaining 16% of Star Color, a Thailand-based color and additives business, for $1.6 million in the first quarter of 2005, and certain assets of Novatec Plastics Corporation during the second quarter of 2005 for $1.1 million. Star Color is now 100% owned and is included in the International Color and Engineered Materials product group. We received proceeds of $8.4 million from the sale of previously closed facilities during the six months ended June 30, 2005.
Financing activities — Cash used by financing activities in the first six months of 2005 totaling $0.2 million was comprised of short-term bank borrowings of $1.0 million, $1.5 million of long-term debt payments and $0.3 million of proceeds from the exercise of stock options.
Discontinued operations — Cash provided by discontinued operations in the first six months of 2005 was $17.1 million, primarily driven by earnings. First quarter earnings included a $10.9 million asset impairment charge associated with the Engineered Films business.

Capital Resources and Liquidity
As of June 30, 2005, we had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $846.4 million. As of June 30, 2005, we had utilized $730.1 million of these facilities and $116.3 million was available to be drawn. The following table summarizes available and outstanding facilities at June 30, 2005:

(In millions)	Outstanding	Available

Long-term debt	$688.2	$—
Revolving credit facility	—	0.8
Receivables sale facility	38.6	115.5
Short-term bank debt	3.3	—

	$730.1	$116.3

Long-term Debt — At June 30, 2005, we had long-term debt totaling $688.2 million, with maturities ranging from 2005 to 2015. Current maturities of long-term debt (due within the next twelve months) at June 30, 2005 were $47.5 million.
Revolving Credit Facility — On July 26, 2005 we amended our revolving credit facility to modify the financial covenants. The revolving credit facility has a three-year term expiring May 2006 and provides up to $30.0 million in borrowings and for the issuance of standby letters of credit. In anticipation of the maturity of this facility, we expect that we will begin negotiations in the near future to either refinance or extend the maturity date of this facility. Obligations under the revolving credit facility are secured by substantially all of our domestic intellectual property and inventory, and some of our domestic real property. As of June 30, 2005, we had not drawn on the revolving credit facility, although the facility served as a back-up facility for $16.3 million of outstanding letters of credit and for $2.9 million of loan guarantees.
Our revolving credit facility requires us to maintain certain Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios, which are defined in the agreement governing the facility. Further, the revolving credit facility limits payments for purposes such as capital expenditures, acquisitions and dividends. For the quarter ended June 30, 2005, the lenders under the revolving credit facility prospectively waived our compliance with these covenants. As of June 30, 2005, our Interest Coverage Ratio was 2.32 and our Borrowed Debt-to-Adjusted EBITDA Ratio was 4.45. For the third quarter of 2005, the amended minimum Interest Coverage Ratio is 2.00 and the amended maximum Borrowed Debt-to-Adjusted EBITDA Ratio is 4.75. For the fourth quarter of 2005, the amended minimum Interest Coverage Ratio is 2.00 and the amended maximum Borrowed Debt-to-Adjusted EBITDA Ratio is 4.65.
Based upon projected operating results and current economic trends, we expect to be in compliance with the amended Interest Coverage and Borrowed Debt-to-Adjusted EBITDA Ratios throughout 2005.
Receivables Sale Facility — On July 26, 2005, we amended our receivables sale facility to extend the expiration date to July 2010, reduce the cost of utilizing the facility and modify a financial covenant. Under the terms of our receivables sale facility, we are allowed to sell accounts receivable and realize proceeds of up to $175.0 million. The maximum amount of proceeds that may be received is limited to 85% of eligible domestic accounts receivable sold. The receivables sale facility also makes up to $40.0 million available for issuance of standby letters of credit, of which $6.0 million was used at June 30, 2005.

Our receivables sale facility previously required us to maintain a certain Interest Coverage Ratio, which was defined in the agreement governing the facility. The purchasers under the receivables sale facility prospectively waived our compliance with this covenant for the quarter ended June 30, 2005. As of June 30, 2005, our Interest Coverage Ratio was 2.32. The receivables sale facility, as amended, now requires us to maintain a minimum Fixed Charge Coverage Ratio, which is defined in the amended agreement, of at least 1 to 1 when availability under the facility is $40 million or less. As of June 30, 2005, the Fixed Charge Coverage Ratio, as defined in the amended agreement, was 1.22 to 1 and availability under the facility was $115.5 million.
The amount of eligible receivables available to be sold under the receivables sale facility will be affected upon divestment of any of the businesses currently held for sale because each of the businesses currently sells its accounts receivable under the facility. The average amount of receivables through June 30, 2005 for businesses currently held for sale was $34.5 million, split approximately 48% and 52% between Specialty Resins and Engineered Films.
Of the capital resource facilities available to us as of June 30, 2005, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture and the guarantee of the SunBelt notes. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures and the guarantee of the SunBelt notes. As of June 30, 2005, we had sold accounts receivable of $38.6 million and had guaranteed unconsolidated equity affiliate debt of $79.2 million of SunBelt.
Profitable operations in 2005 are expected to enable us to maintain the existing levels of available capital resources. Expected sources of cash in 2005 include net income, working capital, borrowings under existing loan agreements and proceeds from the expected sale of the discontinued operations. Expected uses of cash in 2005 include the repayment of approximately $47.5 million of long-term debt that matures during the year, interest expense and discounts on the sale of accounts receivable, cash taxes, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures for 2005 are currently estimated between $35 and $40 million primarily for equipment and support of current manufacturing operations.
Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash flow generated from operations, along with available borrowing capacity under the revolving credit facility and receivables sale facility, should be adequate to fund operations and meet debt service and minimum pension funding requirements for the next twelve months.
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
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;

•	failure of customer demand to recover in the third quarter 2005 as anticipated resulting in an inability to meet earnings improvement expectations;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions through divestitures and/or other means;

•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Colors and Additives Masterbatch and the Engineered Materials product platforms to profitability;

•	an inability to raise prices or sustain price increases for products;

•	an inability or delay beyond December 31, 2005 in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms;

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business;

•	an inability to complete the sale of discontinued businesses due to problems or delays associated with legal proceedings, regulatory approvals and/or buyers receiving financing for the transaction or any other reasons;

•	the ability to maintain appropriate relations with unions and employees in certain locations in order to avoid disruptions of business; and

•	other factors affecting our business beyond our control, including, without limitations, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million at January 1, 2004. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At June 30, 2005, the six remaining agreements totaling $100.0 million had a net fair value obligation of a negative $3.9 million. The weighted-average interest rate for these six agreements was 7.2%. There have been no material changes in the market risk faced by the Company from December 31, 2004 to June 30, 2005. We have updated the disclosure concerning our financing arrangements, which is included in Note J to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 4. Controls and Procedures
Under the supervision of and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, PolyOne’s disclosure controls and procedures were effective in timely alerting them to the material information relating to PolyOne (or PolyOne’s consolidated subsidiaries) required to be included in PolyOne’s periodic SEC filings.
There were no changes made in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
	Total Number of		Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased		per Share	Announced Plans	the Plan

April 2005	944	(1)	$9.25	—	n/a
May 2005	—		—	—	n/a
June 2005	—		—	—	n/a

Total	944			—	—

(1)	Represents shares surrendered or deemed surrendered to our company to satisfy the tax withholding obligations in connection with the vesting of restricted stock.
Item 4. Submission of Matters to a Vote of Security Holders
PolyOne held its Annual Meeting of Stockholders on May 19, 2005. As described in the Proxy Statement for the Annual Meeting, the following actions were taken:
a)	The ten nominees for directors were elected by the following vote:

	Number of Shares	Number of Shares
	Voted For	Withheld

J. Douglas Campbell	83,185,134	5,147,681
Carol A. Cartwright	82,885,667	5,447,148
Gale Duff-Bloom	82,889,258	5,443,557
Wayne R. Embry	82,805,225	5,527,590
Richard H. Fearon	83,076,977	5,255,838
Robert A. Garda	83,225,888	5,106,927
Gordon D. Harnett	66,265,160	22,067,655
William F. Patient	81,879,234	6,453,581
Thomas A. Waltermire	82,557,449	5,775,366
Farah M. Walters	83,176,990	5,155,825
(b)	The PolyOne Corporation Senior Executive Annual Incentive Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Votes

81,818,421	6,021,095	493,299	—
(c)	The PolyOne Corporation 2005 Equity and Performance Incentive Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Votes

41,742,048	39,343,886	427,821	6,819,060

Item 6. Exhibits

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(10)	10.1	Waiver, dated June 29, 2005, to the Receivables Purchase Agreement, dated as of May 6, 2003, as amended
(10)	10.2	Letter waiver, dated June 29, 2005, to the Amended and Restated Credit Agreement, dated as of May 6, 2003, as amended
(10)	10.3	PolyOne Corporation Senior Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PolyOne’s Form 8-K filed on May 24, 2005, SEC file No. 1-16091)
(10)	10.4	PolyOne Corporation 2005 Equity and Performance Incentive Plan (Amended and Restated by the Board as of July 21, 2005)
(31)	31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(31)	31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(32)	32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(32)	32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2005	POLYONE CORPORATION
/s/ W. David Wilson
W. David Wilson
Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier
Michael J. Meier
Corporate Controller (Authorized Officer and Principal Accounting Officer)

PolyOne Corporation
Index to Exhibits

Exhibit	Description

10.1	Waiver, dated June 29, 2005, to the Receivables Purchase Agreement, dated as of May 6, 2003, as amended
10.2	Letter waiver, dated June 29, 2005, to the Amended and Restated Credit Agreement, dated as of May 6, 2003, as amended
10.3	PolyOne Corporation Senior Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PolyOne’s Form 8-K filed on May 24, 2005, SEC file No. 1-16091)
10.4	PolyOne Corporation 2005 Equity and Performance Incentive Plan (Amended and Restated by the Board as of July 21, 2005)
31.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Thomas A. Waltermire, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002