Form 10-Q
period 2005-09-30
POLYONE CORP
filed 2005-10-27
CIK 1122976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2005.
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of October 25, 2005, there were 91,936,791 common shares outstanding.

Part I – Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II – Other Information
Item 6. Exhibits
SIGNATURES
Index to Exhibits
Exhibit 10.1 Amendment #4 to Credit Agreement
Exhibit 10.2 Amended Restated Receivables
Exhibit 31.1 302 CEO-Certification
Exhibit 31.2 302 CFO-Certification
Exhibit 32.1 906 CEO Certification
Exhibit 32.2 906 CFO Certification

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$579.0	$552.2	$1,739.1	$1,645.6
Operating costs and expenses:
Cost of sales	511.7	469.1	1,529.2	1,377.3
Selling and administrative	42.9	46.7	136.9	159.3
Depreciation and amortization	13.4	11.5	38.3	38.6
Employee separation and plant phaseout	1.9	(0.3)	2.5	(1.5)
Environmental remediation at inactive sites	2.9	7.4	2.9	8.7
Loss on sale of assets	–	0.2	–	5.9
Loss (income) from equity affiliates and minority interest	7.6	(20.2)	(50.5)	(46.1)

Operating income (loss)	(1.4)	37.8	79.8	103.4
Interest expense	(17.0)	(18.1)	(51.2)	(54.8)
Interest income	0.5	0.4	1.4	1.0
Other expense, net	(2.4)	(6.1)	(3.7)	(12.7)

Income (loss) before income taxes and discontinued operations	(20.3)	14.0	26.3	36.9
Income tax expense	(1.5)	(2.2)	(6.4)	(7.5)

Income (loss) before discontinued operations	(21.8)	11.8	19.9	29.4
Discontinued operations:
Income (loss) from operations, net of income taxes	2.3	(0.2)	5.3	7.7

Net income (loss)	$(19.5)	$11.6	$25.2	$37.1

Earnings (loss) per common share:
Basic and diluted earnings (loss):
Before discontinued operations	$(0.24)	$0.13	$0.22	$0.32
Discontinued operations	0.03	–	0.05	0.08

Basic and diluted earnings (loss) per share	$(0.21)	$0.13	$0.27	$0.40

Weighted average shares used to compute earnings per share:
Basic	91.9	91.5	91.8	91.5
Diluted	91.9	91.8	92.1	91.7

Dividends paid per share of common stock	$–	$–	$–	$–
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$47.3	$38.6
Accounts receivable, net	336.9	309.7
Inventories	194.4	196.0
Deferred income tax assets	20.2	20.1
Other current assets	14.6	17.7
Discontinued operations	34.9	34.6

Total current assets	648.3	616.7
Property, net	405.6	441.2
Investment in equity affiliates	267.1	263.3
Goodwill, net	322.0	321.0
Other intangible assets, net	12.1	12.3
Other non-current assets	58.9	57.4
Discontinued operations	44.9	59.9

Total assets	$1,758.9	$1,771.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$6.6	$2.3
Accounts payable	224.7	210.7
Accrued expenses	93.1	102.4
Current portion of long-term debt	29.6	49.3
Discontinued operations	29.0	26.3

Total current liabilities	383.0	391.0
Long-term debt	638.8	640.5
Deferred income tax liabilities	9.9	14.4
Post-retirement benefits other than pensions	106.8	114.0
Other non-current liabilities, including pensions	216.0	224.6
Minority interest in consolidated subsidiaries	5.7	6.8
Discontinued operations	0.1	0.1

Total liabilities	1,360.3	1,391.4

Shareholders’ equity:
Preferred stock, 40.0 shares authorized, no shares issued	–	–
Common stock, $.01 par, 400.0 shares authorized, 122.2 shares issued at September 30, 2005 and December 31, 2004	1.2	1.2
Other shareholders’ equity	397.4	379.2

Total shareholders’ equity	398.6	380.4

Total liabilities and shareholders’ equity	$1,758.9	$1,771.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income	$25.2	$37.1
Income from discontinued operations	5.3	7.7

Income from continuing operations	19.9	29.4
Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities of continuing operations:
Employee separation and plant phaseout charges	2.5	(1.5)
Cash payments for employee separation and plant phaseout	(2.3)	(18.9)
Charges for environmental remediation at inactive sites	2.9	8.7
Cash payments for environmental remediation at inactive sites	(11.3)	(1.0)
Depreciation and amortization	38.3	38.6
Loss on sale of assets	–	5.9
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(50.5)	(46.1)
Dividends and distributions received	46.8	33.8
Deferred income taxes	1.0	1.4
Change in assets and liabilities:
Accounts receivable	(53.9)	(60.6)
FIFO inventories	(2.4)	(25.7)
Accounts payable	19.5	55.0
Increase (decrease) in sale of accounts receivable	20.1	(70.7)
Accrued expenses and other	(18.2)	39.8

Net cash provided (used) by operating activities of continuing operations	12.4	(11.9)

Investing Activities
Capital expenditures	(23.4)	(13.0)
Return of cash from equity affiliates	–	0.9
Proceeds from sale of discontinued business, net	–	101.5
Business acquired, net of cash received	(2.7)	(5.1)
Proceeds from sale of assets	15.4	31.9

Net cash provided (used) by investing activities of continuing operations	(10.7)	116.2

Financing Activities
Change in short-term debt	4.2	20.9
Change in long-term debt	(20.0)	(83.4)
Termination of interest rate swaps	–	(0.3)
Proceeds from exercise of stock options	0.4	0.1

Net cash used by financing activities of continuing operations	(15.4)	(62.7)

Net cash provided by discontinued operations	23.1	24.8

Effect of exchange rate on changes on cash	(0.7)	(0.4)

Increase in cash and cash equivalents	8.7	66.0
Cash and cash equivalents at beginning of period	38.6	48.7

Cash and cash equivalents at end of period	$47.3	$114.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

									Accumulated
		Common					Common		Other Non-
		Shares			Additional	Retained	Stock Held	Share	Owner
	Common	Held in		Common	Paid-In	Earnings	in	Ownership	Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Trust	Changes

Balance January 1, 2004	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Comprehensive income:
Net income			4.0			4.0			–
Translation adjustment			0.2			–			0.2

Total comprehensive income			4.2			4.0			0.2
Stock-based compensation and benefits		141	(0.9)		(0.1)		(0.8)

Balance March 31, 2004	122,192	30,566	$370.1	$1.2	$1,068.6	$(228.4)	$(340.6)	$(1.3)	$(129.4)

Comprehensive income:
Net income			21.5			21.5			–
Translation adjustment			(12.5)			–			(12.5)

Total comprehensive income (loss)			9.0			21.5			(12.5)
Stock-based compensation and benefits		(4)	–		0.1			(0.1)

Balance June 30, 2004	122,192	30,562	$379.1	$1.2	$1,068.7	$(206.9)	$(340.6)	$(1.4)	$(141.9)

Comprehensive income:
Net income			11.6			11.6			–
Translation adjustment			6.3			–			6.3

Total comprehensive income			17.9			11.6			6.3
Stock-based compensation and benefits		(24)	0.1		(0.1)		0.2

Balance September 30, 2004	122,192	30,538	397.1	1.2	1,068.6	(195.3)	(340.4)	(1.4)	(135.6)

Balance January 1, 2005	122,192	30,480	$380.4	$1.2	$1,069.8	$(208.9)	$(339.0)	$–	$(142.7)
Comprehensive income:
Net income			13.4			13.4			–
Translation adjustment			(5.3)			–			(5.3)

Total comprehensive income (loss)			8.1			13.4			(5.3)
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9		0.3

Balance March 31, 2005	122,192	30,382	$389.5	$1.2	$1,069.6	$(195.5)	$(338.1)	$–	$(147.7)

Comprehensive income:
Net income			31.3			31.3			–
Translation adjustment			(6.0)			–			(6.0)

Total comprehensive income (loss)			25.3			31.3			(6.0)
Stock-based compensation and benefits		(36)	(0.9)		(0.2)		0.2		(0.9)

Balance June 30, 2005	122,192	30,346	$413.9	$1.2	$1,069.4	$(164.2)	$(337.9)	$–	$(154.6)

Comprehensive income:
Net income (loss)			(19.5)			(19.5)			–
Translation adjustment			3.8			–			3.8

Total comprehensive income (loss)			(15.7)			(19.5)			3.8
Stock-based compensation and benefits		(61)	0.4		(0.4)		0.8		–

Balance September 30, 2005	122,192	30,285	$398.6	$1.2	$1,069.0	$(183.7)	$(337.1)	$–	$(150.8)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. This report includes information condensed from the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.
Costs related to employee separation and plant phaseout, and environmental remediation at inactive sites in the Condensed Consolidated Statements of Operations are presented separately. Employee separation and plant phaseout costs are discussed in Note H below. Environmental remediation at inactive sites represents environmental remediation costs for manufacturing facilities that are no longer owned by PolyOne or that were closed in prior years.
PolyOne’s Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations as of September 30, 2005. These two businesses are expected to be sold in 2005 and, as a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities, and cash flows) is reported separately as “discontinued operations.” These businesses were previously included in PolyOne’s Performance Plastics segment. The carrying amounts of the major classes of assets and liabilities of these businesses as of September 30, 2005 are reflected in “Discontinued operations” in the Condensed Consolidated Balance Sheets. The net carrying value of these businesses at September 30, 2005 was $50.7 million. Impairment charges of $10.9 million and $3.9 million were recorded during the first quarter and third quarter of 2005, respectively, and are reflected in discontinued operations to adjust the carrying value of the Engineered Films business to its net realizable value based upon current estimates. On September 27, 2005, PolyOne announced that it had signed a letter of intent to sell its Engineered Films business unit. The sale is expected to close during the fourth quarter of 2005, subject to the completion of the required transaction financing, finalization of definitive agreements, completion of due diligence and other customary closing conditions.
The Elastomers and Performance Additives business was sold in August 2004. Accordingly, all historical financial information of this business (sales, costs and expenses, assets and liabilities, and cash flows) was reported separately as discontinued operations in 2004. Elastomers and Performance Additives was previously reported as a separate segment.
Note B – Accounting Policies
Stock-Based Compensation – As provided under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” PolyOne has elected to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting

for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting in the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeds the appreciation rights’ specified value. At September 30, 2005, approximately 1.5 million SARs were issued and outstanding, of which 0.6 million were vested and exercisable at share prices ranging from $6.00 to $12.22. For the three-month and nine-month periods ended September 30, 2005, a benefit of $0.3 million and $1.9 million, respectively, was included in compensation expense in the Condensed Consolidated Statements of Operations to reflect the impact of the decline in stock prices during 2005.
The following table illustrates the effect on net income and income per share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate as computed using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility. Because PolyOne’s stock options have characteristics significantly different from traded options, and because changes in the subjective assumptions used can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of PolyOne stock options.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$(19.5)	$11.6	$25.2	$37.1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	0.4	0.6	1.0	1.9

Pro forma net income (loss)	$(19.9)	$11.0	$24.2	$35.2

Net income (loss) per share:
Basic and diluted — as reported	$(0.21)	$0.13	$0.27	$0.40
Basic and diluted — pro forma	$(0.22)	$0.12	$0.26	$0.38
New Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS No. 123(R) is generally similar to the approach in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations based on their fair values. Pro forma disclosure will no longer be an alternative.
SFAS No. 123(R) must be adopted no later than January 1, 2006. PolyOne expects to adopt SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method. The modified-prospective method requires recognition of compensation costs beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that have not vested on the effective date.
As permitted by SFAS No. 123, PolyOne currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally does not recognize compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on PolyOne’s results of operations, although it will have no impact on PolyOne’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend upon levels of share-based payments granted in the future. However, had PolyOne adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of the fair value recognition provisions of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown previously in this Note B to the Condensed Consolidated Financial Statements. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation be reported as a financing cash flow rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. However, because PolyOne is in a net operating loss carryforward position for income taxes, there would be no impact on its cash flow statements for the nine-month periods ended September 30, 2005 and 2004.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify accounting for unusually high amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires these items to be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. PolyOne has not yet determined the impact of SFAS No. 151’s adoption on its consolidated financial position or results of operations.
Reclassification – Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.
Note C – Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 by segment are as follows:

	Performance
(In millions)	Plastics	Distribution	Total
December 31, 2004	$319.4	$1.6	$321.0
Acquisition of Star Color	1.0	–	1.0

September 30, 2005	$320.4	$1.6	$322.0

PolyOne acquired the remaining 16% of Star Color, a Thailand-based color and additives business in the first quarter of 2005.
As of September 30, 2005, PolyOne had $322.0 million of goodwill that resulted from acquiring businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill. PolyOne has elected July 1 as its annual assessment date.
During the third quarter of 2005, the required “phase one” goodwill impairment assessment was completed and it was determined that goodwill was not impaired as of July 1, 2005. The combination of two valuation methodologies, a market approach and an income approach, were used to estimate the fair value of PolyOne’s reporting units. The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the projected debt-free cash flow.

Under SFAS No. 142, a detailed determination of a reporting unit’s fair value may be carried forward from one year to the next if certain criteria are met. These criteria are: 1) the assets and liabilities of the reporting unit have not changed significantly since the last fair value determination, 2) the most recent fair value determination resulted in an amount that exceeded the carrying value of the reporting unit by a substantial amount, and 3) based on events and circumstances, the likelihood of a determination of fair value being less than the carrying value is remote. These three criteria were met for the Plastic Compounds and Colors reporting unit and annual testing was deemed not necessary as of July 1, 2005.
As a result, only the Polymer Coating Systems reporting unit required testing under the provisions of SFAS No. 142 as of July 1, 2005. The average fair values of the market approach and income approach exceeded the carrying value by 27% for the Polymer Coating Systems reporting unit. Using the lowest fair value determined by these two methodologies would have resulted in a fair value that exceeded the carrying value by 22%.
While PolyOne determined that there was no additional goodwill impairment as of the July 1, 2005 annual assessment, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in having to perform an interim assessment for some or all of the reporting units prior to the next required annual assessment on July 1, 2006.
Information regarding PolyOne’s other intangible assets is as follows:

	As of December 31, 2004:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(4.4)	$–	$4.2
Sales contract	9.6	(7.7)	–	1.9
Patents, technology and other	6.3	(1.1)	1.0	6.2

Total	$24.5	$(13.2)	$1.0	$12.3

	As of September 30, 2005:
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$9.6	$(5.3)	$–	$4.3
Sales contract	9.6	(8.2)	–	1.4
Patents, technology and other	7.3	(1.8)	0.9	6.4

Total	$26.5	$(15.3)	$0.9	$12.1

Amortization of other intangible assets was $0.8 million for the three-month periods ended September 30, 2005 and 2004 and $2.1 million and $2.8 million for the nine-month periods ended September 30, 2005 and 2004, respectively.
The carrying values of intangible assets and other investments are adjusted to the present value of estimated net future cash flows based upon an evaluation done each year-end, or more often when an indicator of impairment exists. For the nine-month period ended September 30, 2005, there were no indicators of impairment for the intangible assets as recorded.

Note D – Inventories
Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2005	2004
Finished products and in-process inventories	$148.8	$140.6
Raw materials and supplies	83.9	91.4

	232.7	232.0
LIFO reserve	(38.3)	(36.0)

Total inventories	$194.4	$196.0

Note E – Income Taxes
For the three-month and nine-month periods ended September 30, 2005 and 2004, a domestic tax provision was not applied against income before taxes as a result of the deferred tax valuation allowance recorded in prior periods in accordance with SFAS 109, “Accounting for Income Taxes,” due to uncertainty regarding full utilization of PolyOne’s deferred income taxes. PolyOne intends to maintain this valuation allowance until certain events occur, such as generation of future sustainable taxable income, which would support reversal of all or a portion of the allowance. Tax expense of $1.5 million and $6.4 million recorded in the three-month and nine-month periods ended September 30, 2005, respectively, primarily represents foreign taxes.
Note F – Investment in Equity Affiliates
PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a leading manufacturer and marketer of PVC resins in North America. Included in OxyVinyls’ third quarter and year-to-date 2005 results was a charge related to the impairment of a previously idled chlor-alkali facility, of which PolyOne's share was $22.9 million. The following table presents OxyVinyls’ summarized financial results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Net sales	$629.1	$590.6	$1,866.0	$1,675.3
Operating income	33.1	84.5	214.8	201.1
Partnership income (loss) as reported by OxyVinyls	(74.9)	67.0	69.7	152.7
PolyOne’s ownership of OxyVinyls	24%	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings (loss)	(18.0)	16.1	16.7	36.7
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.1	0.4	0.4

Earnings (loss) of equity affiliate recorded by PolyOne	$(17.9)	$16.2	$17.1	$37.1

	September 30,	December 31,
(In millions)	2005	2004
Current assets	$405.7	$391.5
Non-current assets	1,254.9	1,396.9

Total assets	1,660.6	1,788.4

Current liabilities	217.2	244.3
Non-current liabilities	427.2	511.4

Total liabilities	644.4	755.7

Partnership capital	$1,016.2	$1,032.7

PolyOne’s Resin and Intermediates segment also includes the SunBelt Chlor-Alkali Partnership (SunBelt), which is 50% owned by PolyOne. The following table presents SunBelt’s summarized financial results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Net sales	$39.3	$26.8	$120.8	$69.7
Operating income	21.0	9.6	65.4	21.1
Partnership income as reported by SunBelt	18.0	6.4	56.9	11.8
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$9.0	$3.2	$28.5	$5.9

	September 30,	December 31,
(In millions)	2005	2004
Current assets	$40.1	$18.9
Non-current assets	123.1	125.5

Total assets	163.2	144.4

Current liabilities	20.1	18.0
Non-current liabilities	146.2	146.3

Total liabilities	166.3	164.3

Partnership capital (deficit)	$(3.1)	$(19.9)

The Performance Plastics segment includes DH Compounding Company (owned 50%), BayOne Urethane Systems, L.L.C. (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. Combined summarized financial information for these equity affiliates is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Net sales	$30.6	$28.8	$94.6	$86.3
Operating income	$3.5	$2.7	$11.0	$9.2
Net income	$3.3	$2.5	$10.2	$8.4
Note G – Earnings Per Share Computation
Weighted average shares outstanding are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Weighted average shares – basic:
Weighted average shares outstanding	91.9	91.5	91.8	91.5

Weighted average shares – diluted:
Weighted average shares outstanding – basic	91.9	91.5	91.8	91.5
Plus unearned portion of restricted stock awards included in outstanding shares plus dilutive impact of stock options and stock awards	–	0.3	0.3	0.2

	91.9	91.8	92.1	91.7

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.
For the third quarter 2005, PolyOne excluded all outstanding options from the calculation of diluted loss per share because they would have had an anti-dilutive effect due to the net loss. For all periods presented, outstanding stock options with exercise prices greater than the average price of the common shares have not been included in the computation of dilutive earnings per share.
Note H – Employee Separation and Plant Phaseout
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
2005 Charges – Operating income for the three-month and nine-month periods ended September 30, 2005 includes charges of $1.9 million and $2.5 million, respectively, related to employee separation and plant phaseout costs as a result of adjusting remaining reserves associated with restructuring initiatives announced in prior years to reflect current expectations.
All employees who were affected by restructuring initiatives that were announced in prior years were terminated as of December 31, 2004. The remaining employee separation costs accrued at September 30, 2005 totaling $0.3 million are expected to be paid in the fourth quarter of 2005. The remaining plant phaseout cash closing costs accrued at September 30, 2005 totaling $0.5 million are expected to be paid out through the first quarter of 2007. For information about 2004 activity, please refer to Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.
PolyOne will retain the liabilities for employee separation and plant phaseout costs for the businesses reported as discontinued operations upon the sale of these businesses and, as a result, they are included in this discussion.
The following tables summarize the provisions, payments and remaining reserves associated with these initiatives remaining to be completed from December 31, 2004 through September 30, 2005:

	Plant Phaseout Costs
	Employee	Cash	Asset Write-
(In millions)	Separation Costs	Closure	Downs	Total
Closure and exit of Engineered Films manufacturing plants
Balance at December 31, 2004	$1.0	$0.8	$–	$1.8
Discontinued operations benefit	(0.2)	–	–	(0.2)
Utilized	(0.8)	(0.8)	–	(1.6)

Balance at September 30, 2005	$–	$–	$–	$–

	Plant Phaseout Costs
	Employee	Cash	Asset Write-
(In millions)	Separation Costs	Closure	Downs	Total
Mexico & North America administrative staff reductions
Balance at December 31, 2004	$0.8	$0.7	$–	$1.5
Continuing operations charge	–	–	2.5	2.5
Utilized	(0.5)	(0.2)	(2.5)	(3.2)

Balance at September 30, 2005	$0.3	$0.5	$–	$0.8

	Plant Phaseout Costs
	Employee	Cash	Asset Write-
(In millions)	Separation Costs	Closure	Downs	Total
Total
Balance at December 31, 2004	$1.8	$1.5	$–	$3.3
Continuing operations charge	–	–	2.5	2.5
Discontinued operations benefit	(0.2)	–	–	(0.2)
Utilized	(1.3)	(1.0)	(2.5)	(4.8)

Balance at September 30, 2005	$0.3	$0.5	$–	$0.8

Note I – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Service cost	$0.7	$–	$1.1	$0.6
Interest cost	7.8	6.5	22.0	21.5
Expected return on plan assets	(8.1)	(5.2)	(23.6)	(19.0)
Amortization of unrecognized losses, transition obligation and prior service cost	3.7	0.2	10.5	8.0

	$4.1	$1.5	$10.0	$11.1

No minimum pension funding payment is expected to be required in 2005 as a result of the $65.0 million voluntary payment made in 2004.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Service cost	$–	$–	$0.3	$0.4
Interest cost	1.1	0.9	4.2	6.1
Expected return on plan assets	–	–	–	–
Amortization of unrecognized losses, transition obligation and prior service cost	(1.2)	(1.2)	(2.5)	(0.6)

	$(0.1)	$(0.3)	$2.0	$5.9

Note J – Financing Arrangements
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and management of exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million at January 1, 2004. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At September 30, 2005, the six remaining agreements totaling $100.0 million had a net fair value obligation of negative $5.5 million. The weighted-average interest rate for these six agreements was 7.6%. There have been no material changes in the market risk faced by PolyOne from December 31, 2004 to September 30, 2005.
Note K – Sale of Accounts Receivable
Accounts receivable consist of the following:

	September 30,	December 31,
(In millions)	2005	2004
Trade accounts receivable	$167.8	$158.5
Retained interest in securitized accounts receivable	176.6	158.7
Allowance for doubtful accounts	(7.5)	(7.5)

	$336.9	$309.7

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, bankruptcy-remote subsidiary. At September 30, 2005, accounts receivable totaling $196.6 million were sold by PolyOne to PFC and, as a result, are reflected as a reduction of accounts receivable on the Condensed Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and may realize proceeds of up to $175 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the then-current amount of the accounts receivable sold to PFC. At September 30, 2005, PFC had sold $20.0 million of its undivided interests in accounts receivable. PolyOne retains an interest in the $176.6 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this interest retained by PolyOne is included in accounts receivable on the Condensed Consolidated Balance Sheet at September 30, 2005.
The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million facility. Continued availability of the securitization program depends upon compliance with covenants related primarily to operating performance as set forth in the related agreements. As of September 30, 2005, PolyOne was in compliance with all such covenants.
On July 26, 2005, PolyOne amended its receivables sale facility to extend the expiration date to July 2010, reduce the cost of utilizing the facility and modify a financial covenant. The receivables sale facility, as amended, requires PolyOne to maintain a minimum Fixed Charge Coverage Ratio, as defined in the amendment agreement, of at least 1 to 1 when unused drawing availability under the facility is $40 million or less.
Note L – Segment Information
PolyOne operates in three segments: Performance Plastics, Distribution, and Resin and Intermediates. The Elastomers and Performance Additives business that was sold in August 2004 was previously reported as a separate segment and the Specialty Resins and Engineered Films businesses, now included in discontinued operations, were previously included in the Performance Plastics segment. The accounting policies of each segment are consistent with those described in the “Summary of Significant Accounting Policies” included in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. Segment assets consist primarily of customer receivables, inventories, net property and goodwill. Intersegment sales are accounted for at prices that generally approximate those for similar transactions with unaffiliated customers. The Other segment includes intersegment sales eliminations, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and certain other unallocated corporate assets and liabilities.
Performance Plastics – PolyOne’s Performance Plastics segment manufactures polymer-related products in the following product groups:
•	Vinyl Compounds

•	Colors and Additives

•	Engineered Materials

•	Polymer Coating Systems (formerly referred to as Formulators)
Distribution – The Company’s Distribution segment is a distributor to the North American market of approximately 3,500 grades of engineering materials and commodity grade resins, plastic compounds and color masterbatches, including vinyl compounds and engineered materials produced by the Performance Plastics segment.
Resin and Intermediates – The Resin and Intermediates segment consists of two joint ventures that are accounted for and reported on the equity basis as well as certain retained corporate costs associated with heritage PVC resin operations. OxyVinyls is a 24% owned producer of PVC resin, vinyl chloride monomer (VCM), chlorine and caustic soda. SunBelt is a 50% owned producer of chlorine and caustic soda. OxyVinyls is PolyOne’s principal supplier of PVC resin. Included in OxyVinyls’ third quarter and year-to-date 2005 results was a $22.9 million charge related to the impairment of a previously-idled chlor-alkali facility.

		Performance		Resin and
Nine months ended September 30, 2005 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$1,739.1	$1,237.7	$501.4	$–	$–
Intersegment eliminations	–	110.0	5.1	–	(115.1)

	$1,739.1	$1,347.7	$506.5	$–	$(115.1)

Operating income (loss)	$79.8	$36.7	$13.5	$38.8	$(9.2)

Expenses included in operating income (loss):
Employee separation and plant phaseout costs	$2.5	$1.2	$–	$–	$1.3
Environmental remediation costs at inactive sites	2.9	–	–	2.9	–

Depreciation and amortization	$38.3	$35.1	$1.0	$0.2	$2.0

Total assets	$1,758.9	$931.7	$175.0	$110.1	$542.1

Capital expenditures	$23.4	$18.4	$0.4	$–	$4.6

		Performance		Resin and
Nine months ended September 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$1,645.6	$1,195.7	$449.9	$–	$–
Intersegment eliminations	–	99.1	4.4	–	(103.5)

	$1,645.6	$1,294.8	$454.3	$–	$(103.5)

Operating income (loss)	$103.4	$74.2	$14.0	$33.8	$(18.6)

Expenses (benefits) included in operating income (loss):
Employee separation and plant phaseout costs	$(1.5)	$(1.4)	$–	$–	$(0.1)
Environmental remediation costs at inactive sites	8.7	–	–	4.5	4.2
Loss on sale of assets	5.9	5.9	–	–	–

Depreciation and amortization	$38.6	$35.9	$1.0	$0.2	$1.5

Total assets	$1,902.9	$969.1	$167.3	$111.2	$655.3

Capital expenditures	$13.0	$12.6	$–	$–	$0.4

		Performance		Resin and
Three months ended September 30, 2005 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$579.0	$411.4	$167.6	$–	$–
Intersegment eliminations	–	38.5	1.2	–	(39.7)

	$579.0	$449.9	$168.8	$–	$(39.7)

Operating income (loss)	$(1.4)	$9.8	$4.2	$(12.6)	$(2.8)

Expenses included in operating income (loss):
Employee separation and plant phaseout costs	$1.9	$1.2	$–	$–	$0.7
Environmental remediation costs at inactive sites	2.9	–	–	2.9	–

Depreciation and amortization	$13.4	$11.9	$0.3	$0.1	$1.1

Capital expenditures	$5.9	$5.2	$0.2	$–	$0.5

		Performance		Resin and
Three months ended September 30, 2004 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$552.2	$399.0	$153.2	$–	$–
Intersegment eliminations	–	27.9	1.5	–	(29.4)

	$552.2	$426.9	$154.7	$	$(29.4)

Operating income (loss)	$37.8	$28.5	$4.5	$14.9	$(10.1)

Expenses (benefits) included in operating income (loss):
Employee separation and plant phaseout costs	$(0.3)	$(0.3)	$–	$–	$–
Environmental remediation costs at inactive sites	7.4	–	–	3.2	4.2
Loss on sale of assets	0.2	0.2	–	–	–

Depreciation and amortization	$11.5	$10.6	$0.3	$0.1	$0.5

Capital expenditures	$3.7	$3.5	$–	$–	$0.2

A breakdown of the Performance Plastics segment’s sales for the three-month and nine-month periods ended September 30, 2005 and changes versus the same periods in 2004, by product group, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2005	2005	2005
	Sales $	Sales $	Sales $	Sales $
	% of	% Change	% of	% Change
	Total	vs. 2004	Total	vs. 2004

Vinyl Compounds	44%	10%	42%	5%
North American Colors and Additives	14%	7%	14%	10%
North American Engineered Materials	6%	(10)%	7%	(2)%
International Colors and Engineered Materials	26%	3%	27%	2%
Polymer Coating Systems	10%	1%	10%	3%

Total Performance Plastics	100%	6%	100%	4%

Note M – Commitments and Contingencies
Environmental – PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with several environmental sites. While government agencies frequently claim PRPs are jointly and severally liable at these sites, in PolyOne’s experience interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to such sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $56.3 million at September 30, 2005 to cover probable future environmental expenditures relating to previously contaminated sites. This accrual includes a charge of $2.9 million for environmental remediation at inactive sites that was accrued in the third quarter of 2005. The accrual balance represents PolyOne’s best estimate, net of estimated insurance recoveries, for the remaining probable remediation costs, based upon information and technology currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at September 30, 2005. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is included in Note O to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.
Guarantees – PolyOne guarantees $79.2 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt and the related guarantee mature in 2017.
Note N – Subsequent Events
On October 7, PolyOne announced that Thomas A. Waltermire resigned as president and chief executive officer and as a director. William F. Patient, who had been non-executive chairman of the board, will serve as chairman, president and chief executive officer until a successor is named. The Company also announced that the search for a successor would begin immediately, with completion anticipated by early 2006.

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
Discontinued Operations – As of September 30, 2005, our Specialty Resins and Engineered Films businesses qualified for accounting treatment as discontinued operations. We expect to sell these business operations in 2005. As a result, all historical financial information of these businesses (sales, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Our Elastomers and Performance Additives business was sold in August 2004 and was previously reported as a separate segment. Specialty Resins and Engineered Films were previously included in our Performance Plastics segment. The following table summarizes the results for the businesses reported as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Sales:
Elastomers and Performance Additives	$–	$30.3	$–	$220.2
Specialty Resins and Engineered Films	63.4	55.1	196.5	175.7

Total sales	$63.4	$85.4	$196.5	$395.9

Pre-tax income (loss) from operations:
Elastomers and Performance Additives	$–	$(2.6)	$–	$11.6
Specialty Resins and Engineered Films	6.1	7.9	20.8	12.4

	6.1	5.3	20.8	24.0

Pre-tax loss on disposal of business:
Elastomers and Performance Additives	–	–	(0.7)	(9.9)
Specialty Resins and Engineered Films	(3.9)	(5.4)	(14.8)	(5.4)

	(3.9)	(5.4)	(15.5)	(15.3)

Income tax benefit (expense) (net of valuation allowance)	0.1	(0.1)	–	(1.0)

Income (loss) from discontinued operations	$2.3	$(0.2)	$5.3	$7.7

Outlook – Fourth quarter shipment volumes are typically seasonally lower than the third quarter, due to reduced construction-related demand and customer shutdowns during the year-end holiday period. It appears likely that the two recent hurricanes will further dampen this demand trend. Raw material shortages and supply allocations have affected September and October demand. Nevertheless, it is important to note that since about 25% of our sales are related to domestic building and construction applications, the need for construction materials to rebuild hurricane-affected regions should add to normal demand. It is anticipated that most of this additional demand will be realized in 2006.
We are operating in an environment marked by rapidly escalating energy and energy-related raw material costs. Every PolyOne supplier that either experienced hurricane-related production disruptions or derives its products from natural gas or other energy-based source for hydrocarbons has or is currently attempting to raise prices, including our suppliers of PVC resin. In order to restore our product spreads (selling price less raw material costs) in reaction to this cost inflation, we are in the process of raising prices within our Performance Plastics and Distribution segments. Each of our North American businesses have announced price increases as we strive to restore spreads to acceptable levels as we enter 2006. Due to cost increases experienced within the Performance Plastics segment at the beginning of the quarter, however, we anticipate fourth quarter average product spreads to decline sequentially compared to the third quarter.
The Distribution segment is expected to maintain the majority of its product spreads through aggressive price increases, as it has throughout the year. Nevertheless, we anticipate a slight decline in operating income due to lower demand.
In the Resin and Intermediates segment, OxyVinyls is attempting to raise PVC resin prices in the face of escalating ethylene and natural gas costs. Most OxyVinyls operations experienced about a week of Hurricane Rita related production disruptions. Because of plant evacuations in advance of Hurricane Rita and because of supply disruptions due to ethylene and / or natural gas supply limitations, OxyVinyls put PVC resin customers, including PolyOne, on a supply allocation in early October. While substantially improved, OxyVinyls is not yet operating at full capacity. PVC resin prices are forecasted to increase significantly in October with a further increase announced to be effective November 1. These increases are necessary for OxyVinyls to restore PVC resin product spreads and profitability in the fourth quarter.
SunBelt should benefit in the fourth quarter from stable chlorine prices and from announced caustic soda market price increases. SunBelt did not operate at full capacity rates during early October so it could match production disruptions experienced by its customer base, including OxyVinyls. When combined, the factors affecting OxyVinyls and SunBelt performance are expected to result in Resin and Intermediates fourth quarter segment earnings approximately in line with the third quarter.
PolyOne anticipates positive cash flow from operations in the fourth quarter. Cash receipts from equity affiliates are anticipated to be lower, consistent with lower earnings expectations. Capital expenditures, depreciation and cash taxes paid should approximate third-quarter 2005 levels. Cash interest paid, consistent with scheduled payments, will be substantially greater than paid in the third quarter of 2005. Debt reduction is planned to remain the primary use for positive operating cash flows and any proceeds from divestments.

Results of Operations
Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Sales:
Performance Plastics segment	$449.9	$426.9	$1,347.7	$1,294.8
Distribution segment	168.8	154.7	506.5	454.3
Intersegment eliminations	(39.7)	(29.4)	(115.1)	(103.5)

Total sales	$579.0	$552.2	$1,739.1	$1,645.6

Net income (loss):
Performance Plastics segment	$9.8	$28.5	$36.7	$74.2
Distribution segment	4.2	4.5	13.5	14.0
Resin and Intermediates segment	(12.6)	14.9	38.8	33.8
Other segment	(2.8)	(10.1)	(9.2)	(18.6)

Operating income (loss)	(1.4)	37.8	79.8	103.4
Interest expense	(17.0)	(18.1)	(51.2)	(54.8)
Interest income	0.5	0.4	1.4	1.0
Other expense, net	(2.4)	(6.1)	(3.7)	(12.7)

Income (loss) before income taxes and discontinued operations	(20.3)	14.0	26.3	36.9
Income tax expense	(1.5)	(2.2)	(6.4)	(7.5)

Income (loss) from continuing operations	(21.8)	11.8	19.9	29.4
Income (loss) from discontinued operations, net of taxes	2.3	(0.2)	5.3	7.7

Net income (loss)	$(19.5)	$11.6	$25.2	$37.1

Period to period changes in sales and operating income (loss) are discussed within the “Business Segment Information” section that follows.
Interest expense – Interest expense was lower in the third quarter and year to date 2005 than the same periods in 2004 primarily due to a lower level of borrowings. Long-term debt was reduced from $717.4 million at September 30, 2004 to $668.4 million at September 30, 2005.
Other expense, net – Other expense, net, includes finance costs associated with the receivables sale facility, foreign currency gains and losses, and other miscellaneous expenses. The following table summarizes the major components of Other expense, net for 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Currency exchange gain (loss), net of foreign exchange contracts	$(1.1)	$(1.1)	$1.5	$(2.7)
Discount on sale of trade receivables	(1.3)	(1.1)	(4.8)	(4.6)
Retained post-employment benefit cost related to previously discontinued business operations	(0.3)	(0.5)	(0.9)	(2.2)
Other income (expense), net	0.3	(3.4)	0.5	(3.2)

	$(2.4)	$(6.1)	$(3.7)	$(12.7)

Income taxes – A tax provision was not applied to income before taxes for the three-month and nine-month periods ended September 30, 2005 and 2004 for domestic taxes as a result of the deferred tax valuation allowance recorded in previous periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to uncertainty regarding full utilization of the deferred income tax assets. Tax expense recorded for the three-month and nine-month periods ended September 30, 2005 and 2004 primarily represents foreign income taxes.
Income (loss) from discontinued operations, net of income taxes – Included in income (loss) for the nine months ended September 30, 2005 were impairment charges of $10.9 million in the first quarter and $3.9 million in the third quarter to adjust the carrying value of the Engineered Films business to its net realizable value.
Segment Information
2005 Compared with 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Sales:
Performance Plastics segment	$449.9	$426.9	$23.0	5%	$1,347.7	$1,294.8	$52.9	4%
Distribution segment	168.8	154.7	14.1	9%	506.5	454.3	52.2	11%
Intersegment eliminations	(39.7)	(29.4)	(10.3)	35%	(115.1)	(103.5)	(11.6)	11%

	$579.0	$552.2	$26.8	5%	$1,739.1	$1,645.6	$93.5	6%

Operating income (loss):
Performance Plastics segment	$9.8	$28.5	$(18.7)	(66)%	$36.7	$74.2	$(37.5)	(51)%
Distribution segment	4.2	4.5	(0.3)	(7)%	13.5	14.0	(0.5)	(4)%
Resin and Intermediates segment	(12.6)	14.9	(27.5)	(185)%	38.8	33.8	5.0	15%
Other segment	(2.8)	(10.1)	7.3	72%	(9.2)	(18.6)	9.4	(51)%

	$(1.4)	$37.8	$(39.2)	(104)%	$79.8	$103.4	$(23.6)	(23)%

Performance Plastics’ sales were up 5% in the third quarter of 2005 and 4% for the year to date 2005 compared with the same periods last year. A breakdown of third quarter and year-to-date 2005 Performance Plastics segment sales and changes in sales and shipment volumes by product group is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2005	2005	2005	2005	2005
	Sales $	Sales $	Shipment Lbs.	Sales $	Sales $	Shipment Lbs.
	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2004	vs. 2004	Total	vs. 2004	vs. 2004

Vinyl Compounds	44%	10%	0%	42%	5%	(6)%
North American Colors and Additives	14%	7%	(1)%	14%	10%	3%
North American Engineered Materials	6%	(10)%	(7)%	7%	(2)%	(10)%
International Colors and Engineered Materials	26%	3%	(5)%	27%	2%	(15)%
Polymer Coating Systems	10%	1%	(8)%	10%	3%	(5)%

Total Performance Plastics	100%	6%	(2)%	100%	4%	(7)%

Vinyl Compounds’ volume was flat in the third quarter of 2005 and declined 6% for the year to date 2005 compared with the same periods in 2004. Shipment volume for virtually all markets was down from the prior year due to softer overall market conditions, as well as from customers with in-house compounding capability that chose to more fully utilize their internal capacity. These declines were mostly offset by new business obtained in custom extrusion and wire & cable applications during the third quarter of 2005. Higher average selling prices, from efforts to recapture increases in the cost of resin and non-resin raw materials, resulted in sales increases of 10% in the third quarter of 2005 and 5% for the year to date 2005 compared with the same periods in 2004.
North American Colors and Additives’ volume declined by 1% in the third quarter of 2005 and improved by 3% for the year to date 2005 compared with the same periods in 2004. New business obtained in profile extrusion applications for construction materials and for contract tolling (compounding using customer-supplied materials) was largely offset by reduced demand in the packaging, automotive and wire & cable markets. Higher average selling prices from efforts to recapture raw material cost increases, combined with new business captured in 2005, drove sales increases of 7% in the third quarter of 2005 and 10% for the year to date 2005 compared with the same periods in 2004.
North American Engineered Materials’ volume fell 7% in the third quarter of 2005 and 10% for the year to date 2005 compared with the same periods in 2004. The decline was primarily from lower demand in the first half of 2005 for certain general-purpose automotive applications and general slowing in automotive production levels that began early in the third quarter of 2005. Higher average selling prices from efforts to recapture raw material cost increases helped to hold the 2005 year-to-date sales decline to 2% compared with the same period in 2004. In the third quarter of 2005, however, the impact of higher average selling prices from recapturing raw material cost increases was offset by a shift in mix to a greater proportion of lower-priced products, resulting in a sales decline of 10% compared with the same period in 2004.
International Colors and Engineered Materials’ volume declined 5% in the third quarter of 2005 and 15% for the year-to-date 2005 compared with the same periods in 2004. The May 31, 2004 sale of the Melos rubber granules business accounted for 11 percentage points of the year-over-year volume decline. The decrease in third quarter 2005 volume and the remaining year-to-date volume decline compared with the same periods in 2004 was primarily the result of weakness in certain engineered materials applications and general weakness in European plastics markets that was partially offset by increased volume in Asia from our new manufacturing facility in Shenzhen, China that began operations in the second quarter of 2005. This plant manufactures engineered material compounds, color compounds and plastisol inks. Higher average selling prices from efforts to recapture raw material cost increases, combined with favorable Euro to U.S. dollar currency exchange rates, contributed to a sales increase of 3% in the third quarter of 2005 and 2% for the year to date 2005 compared with the same periods in 2004. The May 31, 2004 sale of the Melos rubber granules business negatively affected year-over-year revenue by three percentage points.
Polymer Coating Systems’ volume declined 8% for the third quarter of 2005 and 5% for the year to date 2005 compared with the same periods in 2004 due to general softening across most markets, but in particular from a decline in automotive demand caused primarily by reduced production schedules and platform build-outs. Higher average selling prices from efforts to recapture raw material cost increases contributed to sales increases of 1% in the third quarter of 2005 and 3% for the year to date 2005 compared with the same periods in 2004.
Performance Plastics’ operating income, as a percentage of sales, declined to 2.2% in the third quarter of 2005 from 6.7% in the third quarter of 2004, and to 2.7% for year to date 2005 from 5.7% in the same period of 2004. The main drivers were lower volumes, increased raw material costs and increased energy costs across virtually all product lines. Selling price increases have only partially offset the impact of rising raw material costs. Continuing selling and administrative expense reduction efforts have helped to partially offset the negative impact of rising raw material costs. Also included in 2004 year-to-date operating income was a $5.7 million loss on the sale of assets during the second quarter.

Distribution’s sales increased by 9% in the third quarter of 2005 and 11% for the year to date 2005 compared with the same periods in 2004. Volume, however, declined by 2% in both the third quarter of 2005 and for the year to date 2005 from the same periods in 2004 consistent with the general softening across the North American plastics industry experienced by our Performance Plastics segment. Selling price increases passed through from the supplier base drove the sales increase.
Distribution’s operating income as a percentage of sales decreased in the third quarter of 2005 to 2.5% from 2.9% in the third quarter of 2004, and for the year to date to 2.7% in 2005 from 3.1% in 2004 due to the decline in volume combined with increased delivery costs that were driven by fuel surcharges.
Resin and Intermediates’ operating income declined $27.5 million in the third quarter of 2005 but increased $5.0 million for the year to date 2005 compared to the same periods in 2004. OxyVinyls’ equity earnings contribution declined by $34.1 million in the third quarter of 2005 and $20.0 million for the year to date 2005 from the same periods in 2004. Included in OxyVinyls’ third quarter and year to date 2005 results was a $22.9 million charge related to the impairment of a previously idled chlor-alkali facility. During the first half of 2005, OxyVinyls benefited from higher industry average PVC resin and vinyl chloride monomer (VCM) product spreads that resulted from favorable supply/demand dynamics and improved chlor-alkali profitability as compared to the first half of 2004. However, third quarter 2005 results were adversely impacted by a combination of hurricane-related production interruptions and significant increases in raw material and energy costs. SunBelt’s equity earnings contribution increased by $5.8 million in the third quarter of 2005 and $22.5 million for the year to date 2005 from the same periods in 2004 largely from significantly higher combined selling prices for chlorine and caustic soda driven by favorable supply and demand dynamics.
“Other” consists primarily of corporate general and administrative costs not allocated to business segments and inter-segment sales and profit eliminations. The loss, or net expense, for the third quarter of 2005 was $7.3 million less than the same period in 2004. Included in the third quarter of 2005 was a $2.7 million benefit resulting from the settlement of legal issues and associated reserves, while the third quarter of 2004 included a $4.2 million charge for environmental remediation at inactive sites. Net expense for 2005 year to date was $9.4 million lower than the same period in 2004. Included in the first nine months of 2005 was a $7.7 million benefit resulting from the settlement of legal issues and associated reserves, while the first nine months of 2004 included a $4.2 million charge for environmental remediation at inactive sites and a $1.9 million benefit from the receipt of life insurance proceeds.
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

Asbestos-Related Claims – We have been named in various lawsuits involving multiple claimants and defendants for alleged asbestos exposure in the past by, among others, workers and contractors and their families at plants owned by us or our predecessors or on board ships owned or operated by us or our predecessors. We have reserves totaling approximately $0.5 million as of September 30, 2005 for asbestos-related claims that are probable and estimable. We believe the probability is remote that losses in excess of the amounts we have accrued could be material to our financial condition, results of operations or cash flows. This belief is based upon our ongoing assessment of the strengths and weaknesses of the specific claims and our defenses and insurance coverages available with respect to these claims, as well as the probability and expected magnitude of reasonably anticipated future asbestos-related claims. Our assessment includes: whether the pleadings allege exposure to asbestos, asbestos-containing products or premises exposure; the severity of the plaintiffs’ alleged injuries from exposure to asbestos or asbestos-containing products and the length and certainty of exposure on our premises, to the extent disclosed in the pleadings or identified through discovery; whether the named defendant related to us manufactured or sold asbestos-containing products; the outcomes of cases recently resolved; and the historical pattern of the number of claims. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate.
Goodwill – As of September 30, 2005, we had $322.0 million of goodwill resulting from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill, or more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In making these impairment assessments, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
We determined that goodwill was not impaired as of the annual assessment performed as of July 1, 2005. Please refer to Note C of these Condensed Consolidated Financial Statements for further discussion. No potential indicator of impairment exists as of September 30, 2005. We will perform our 2006 annual assessment during the third quarter of 2006.
Cash Flows
Individual line items that comprise cash flows from operating, investing and financing activities are set forth in the Condensed Consolidated Statement of Cash Flows. The discussion below focuses on material changes in cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2004) to the date of the most recent interim balance sheet (September 30, 2005).
Operating activities – Cash provided by operating activities in the first nine months of 2005 was $12.4 million. Income from continuing operations of $19.9 million included $38.3 million of non-cash depreciation and amortization expense, $2.5 million of non-cash employee separation and plant phaseout charges, $2.9 million of non-cash charges for environmental remediation at inactive sites and $50.5 million of non-cash income from equity affiliates. Dividends and distributions received from equity affiliates totaled $46.8 million. Cash payments for environmental remediation that had previously been accrued for inactive sites totaled $11.3 million, while cash payments for previously accrued employee separation and plant phaseout costs totaled $2.3 million. Accounts receivable increased $53.9 million due to the impact of higher seasonal sales levels at the end of the third quarter, partially offset by improved average collection periods. Accounts receivable sold to PolyOne Funding Corporation increased $20.1 million. FIFO inventories increased $2.4 million. The effect of higher seasonal sales and production levels at the end of the third quarter was nearly offset by improved inventory turnover efficiencies.

Accounts payable increased $19.5 million primarily due to higher seasonal production and purchasing levels. Accrued expenses and other declined $18.2 million primarily from the payment of employee incentive plan bonuses that had been accrued at December 31, 2004.
Investing activities – Cash used for investing activities in the first nine months of 2005 was $10.7 million. Capital expenditures of $23.4 million, primarily in support of manufacturing operations, were partially offset by proceeds totaling $15.4 million, primarily from the sale of previously closed facilities. We also acquired the remaining 16% of Star Color, a Thailand-based color and additives business, for $1.6 million in the first quarter of 2005, and certain assets of Novatec Plastics Corporation during the second quarter of 2005 for $1.1 million. Star Color is now 100% owned and is included in the International Color and Engineered Materials product group.
Financing activities – Cash used by financing activities in the first nine months of 2005 totaling $15.4 million consisted of $20.0 million of long-term debt repayments, partially offset by short-term bank borrowings of $4.2 million and $0.4 million of proceeds from the exercise of stock options.
Discontinued operations – Cash provided by discontinued operations in the first nine months of 2005 was $23.1 million, primarily driven by earnings. Year-to-date earnings included impairment charges of $10.9 million in the first quarter of 2005 and $3.9 million in the third quarter of 2005 to adjust the carrying value of the Engineered Films business to its net realizable value based upon current estimates.
Capital Resources and Liquidity
As of September 30, 2005, we had existing facilities (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) to access available capital resources totaling $839.2 million. As of September 30, 2005, we had utilized $695.0 million of these facilities and $144.2 million was available to be drawn. The following table summarizes available and outstanding facilities at September 30, 2005:

(In millions)	Outstanding	Available
Long-term debt	$668.4	$–
Revolving credit facility	–	12.2
Receivables sale facility	20.0	132.0
Short-term bank debt	6.6	–

	$695.0	$144.2

Total funds available at September 30, 2005 were $151.2 million, including $7.0 million of additional borrowing capacity on a short-term investment held for repayment of borrowings under the receivables sale facility that matured on October 19, 2005.
Long-term Debt – At September 30, 2005, we had long-term debt totaling $668.4 million, with maturities ranging from 2005 to 2015. Current maturities of long-term debt (due within the next twelve months) at September 30, 2005 were $29.6 million.
Revolving Credit Facility – On July 26, 2005, we amended our revolving credit facility to modify the financial covenants. The revolving credit facility has a three-year term expiring May 2006 and provides up to $30.0 million in borrowings and for the issuance of standby letters of credit. In anticipation of the maturity of this facility, we expect that we will begin negotiations in the near future to either restructure or extend the maturity date of this facility. Obligations under the revolving credit facility are secured by substantially all of our domestic intellectual property and inventory, and some of our domestic real property. As of September 30, 2005, we had not drawn on the revolving credit facility, although the facility served as a back-up facility for $8.8 million of outstanding letters of credit and for $4.0 million of loan guarantees.
Our revolving credit facility requires us to maintain certain Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios, which are defined in the agreement governing the facility. Further, the revolving credit facility limits payments for purposes such as capital expenditures, acquisitions and dividends. As of September 30, 2005, our Interest Coverage Ratio was 2.83 and our Borrowed Debt-to-Adjusted EBITDA Ratio was 3.68. For the third quarter of 2005, the minimum Interest Coverage Ratio is 2.00 and the maximum Borrowed Debt-to-Adjusted EBITDA Ratio is 4.75. For the fourth quarter of 2005, the minimum Interest Coverage Ratio is 2.00 and the maximum Borrowed Debt-to-Adjusted EBITDA Ratio is 4.65.
Based upon projected operating results and current economic trends, we expect to be in compliance with the amended Interest Coverage and Borrowed Debt-to-Adjusted EBITDA Ratios throughout the remainder of 2005.
Receivables Sale Facility – On July 26, 2005, we amended our receivables sale facility to extend the expiration date to July 2010, reduce the cost of utilizing the facility and modify a financial covenant. Under the terms of our receivables sale facility, we are allowed to sell accounts receivable and realize proceeds of up to $175.0 million. The maximum amount of proceeds that may be received is limited to 85% of eligible domestic accounts receivable sold. The receivables sale facility also makes up to $40.0 million available for issuance of standby letters of credit, of which $13.0 million was used at September 30, 2005.
The receivables sale facility, as amended, requires us to maintain a minimum Fixed Charge Coverage Ratio, which is defined as Adjusted EBITDA less capital expenditures divided by interest expense and scheduled debt repayments for the next four quarters, of at least 1 to 1 when availability under the facility is $40 million or less. As of September 30, 2005, the Fixed Charge Coverage Ratio was 1.6 to 1 and availability under the facility was $132.0 million.
The amount of eligible receivables available to be sold under the receivables sale facility will be affected upon divestment of any of the businesses currently held for sale because each of these businesses currently sells its accounts receivable under the facility. The average amount of receivables through September 30, 2005 for businesses currently held for sale was $34.0 million, split approximately 49% and 51% between Specialty Resins and Engineered Films.
Of the capital resource facilities available to us as of September 30, 2005, the portion of the receivables sale facility that was actually sold provided security in connection with the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows for a specific level of secured debt, above which security must be provided on each such indenture and the guarantee of the SunBelt notes. The receivables sale facility does not constitute debt under the covenants associated with the senior unsecured notes and debentures and the guarantee of the SunBelt notes. As of September 30, 2005, we had sold accounts receivable of $20.0 million and had guaranteed unconsolidated equity affiliate debt of $79.2 million of SunBelt.
Profitable operations in 2005 are expected to enable us to maintain the existing levels of available capital resources. Expected sources of cash in 2005 include net income, working capital, borrowings under existing loan agreements and proceeds from the expected sale of the discontinued operations. Expected uses of cash in 2005 include the repayment of approximately $29.6 million of long-term debt that matures during the year, interest expense and discounts on the sale of accounts receivable, cash taxes, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures for 2005 are currently estimated between $30 and $35 million primarily for equipment to support current manufacturing operations.
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
Cautionary Note on Forward-Looking Statements
In this report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events, and are not guarantees of future performance. They are based upon management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective changes in raw material costs or product pricing or product demand, future performance, including, without limitation, meeting cash flow goals, receiving expected cash distributions from equity affiliates and achieving working capital targets; results of current and anticipated market conditions and market strategies, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles, including those fluctuations related to the effects of Hurricane Katrina and Hurricane Rita;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions through divestitures and/or other means;

•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Colors and Additives Masterbatch and the Engineered Materials product platforms to profitability;

•	an inability to raise prices or sustain price increases for products;

•	adverse changes in our relations with customers;

•	the ability to maintain appropriate relations with unions and employees in certain locations in order to avoid disruptions of business;

•	an inability or delay beyond December 31, 2005 in finding buyers of discontinued operations or other non-core assets for reasonable and acceptable terms;

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business;

•	an inability to complete the sale of discontinued businesses due to problems or delays associated with legal proceedings, regulatory approvals and/or buyers receiving financing for the transaction or any other reasons; and

•	other factors affecting our business beyond our control, including, without limitations, changes in the general economy, changes in interest rates and changes in the rate of inflation.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on seven of its fixed-rate obligations in the aggregate amount of $120.0 million at January 1, 2004. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” During September 2004, PolyOne terminated one of the seven interest rate swap agreements at a cash cost of $0.3 million. At September 30, 2005, the six remaining agreements totaling $100.0 million had a net fair value obligation of a negative $5.5 million. The weighted-average interest rate for these six agreements was 7.6%. There have been no material changes in the market risk faced by the Company from December 31, 2004 to September 30, 2005. We have updated the disclosure concerning our financing arrangements, which is included in Note J to the Condensed Consolidated Financial Statements included in this quarterly report.
Item 4. Controls and Procedures
Under the supervision of and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this quarterly report, PolyOne’s disclosure controls and procedures were effective in alerting them in a timely manner to the material information relating to PolyOne (or PolyOne’s consolidated subsidiaries) required to be included in PolyOne’s periodic SEC filings.
On August 1, 2005, PolyOne’s Distribution segment’s information system was converted onto the SAP ERP platform in a planned and controlled environment. The SAP system features strong process integration, real-time process integrity, independent transaction and security authorizations, and is controlled centrally by PolyOne’s Information Technology function. The conversion of the Distribution Business onto SAP improves PolyOne’s internal control over financial reporting.
Except as described above, there were no changes made in PolyOne’s internal control over financial reporting during the third quarter of 2005 that have affected, or are reasonably likely to materially affect, PolyOne’s internal control over financial reporting.

Part II – Other Information
Item 6. Exhibits

Exhibit No. Under
Reg. S-K Item 601	Form 10-Q Exhibit No.	Description of Exhibit
(10)	10.1	Amendment No. 4, dated as of July 26, 2005, to the Amended and Restated Credit Agreement among PolyOne Corporation, as borrower, and Citicorp USA, Inc. as administrative agent for the lender parties thereto.

(10)	10.2	Amended and Restated Receivables Purchase Agreement dated as of July 26, 2005, among PolyOne Funding Corporation, as seller, PolyOne Corporation, as servicer, Citicorp USA, Inc., as agent for the purchaser parties thereto, and National City Business Credit, Inc., as syndication agent.

(10)	10.3	Separation Agreement Term Sheet between PolyOne Corporation and Thomas A. Waltermire, dated October 6, 2005 (incorporated by reference to Exhibit 10.1 filed with PolyOne’s Form 8-K filed on October 11, 2005, SEC File No. 1-16091).

(10)	10.4	Agreement between PolyOne Corporation and William F. Patient, effective October 6, 2005 (incorporated by reference to Exhibit 10.1 filed with PolyOne’s Form 8-K filed on October 14, 2005, SEC File No. 1-16091).

(31)	31.1	Certification of William F. Patient, President, Chief Executive Officer and Chairman of the Board, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(31)	31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(32)	32.1	Certification of William F. Patient, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(32)	32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2005	POLYONE CORPORATION
/s/ W. David Wilson
W. David Wilson
Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier
Michael J. Meier
Corporate Controller (Authorized Officer and Principal Accounting Officer)

PolyOne Corporation
Index to Exhibits

Exhibit	Description
10.1	Amendment No. 4, dated as of July 26, 2005, to the Amended and Restated Credit Agreement among PolyOne Corporation, as borrower, and Citicorp USA, Inc. as administrative agent for the lender parties thereto.

10.2	Amended and Restated Receivables Purchase Agreement dated as of July 26, 2005, among PolyOne Funding Corporation, as seller, PolyOne Corporation, as servicer, Citicorp USA, Inc., as agent for the purchaser parties thereto, and National City Business Credit, Inc., as syndication agent.

10.3	Separation Agreement Term Sheet between PolyOne Corporation and Thomas A. Waltermire, dated October 6, 2005 (incorporated by reference to Exhibit 10.1 filed with PolyOne’s Form 8-K filed on October 11, 2005, SEC File No. 1-16091).

10.4	Agreement between PolyOne Corporation and William F. Patient, effective October 6, 2005 (incorporated by reference to Exhibit 10.1 filed with PolyOne’s Form 8-K filed on October 14, 2005, SEC File No. 1-16091).

31.1	Certification of William F. Patient, President, Chief Executive Officer and Chairman of the Board, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William F. Patient, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.