Form 10-K
period 2005-12-31
POLYONE CORP
filed 2006-03-15
CIK 1122976

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                 .
Commission file number 1-16091
PolyOne Corporation
(Exact name of registrant as specified in its charter)

OHIO	34-1730488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33587 Walker Road,	44012
Avon Lake, Ohio	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code                 (440) 930-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2005, determined using a per share closing price on that date of $6.62, as quoted on the New York Stock Exchange, was $469,571,000.
The number of shares of common stock outstanding as of March 13, 2006 was 92,204,460.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement to be filed on or about March 30, 2006 with respect to the 2006 Annual Meeting of Shareholders.

POLYONE CORPORATION

PART I

ITEM 1. BUSINESS
Business Overview
PolyOne Corporation is a leading global compounding and North American distribution company with operations in thermoplastic compounds, specialty polyvinyl chloride (PVC) vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution, with equity investments in manufacturers of PVC resin and its intermediates. When used in this report, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.
     We are incorporated in Ohio and our headquarters are in Avon Lake, Ohio. We employ approximately 4,500 people and have 53 manufacturing sites and 14 warehouses in North America, Europe and Asia, with joint ventures in North America and Colombia. We sell more than 35,000 different specialty and commodity products to over 10,000 customers in 35 countries. In 2005, we had sales of $2.5 billion, 21% of which were from customers outside North America.
     We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain processes to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that: large chemical producers are increasingly outsourcing less-than-railcar business; polymer and additive producers need multiple channels to market; processors continue to outsource compounding; and international companies need suppliers with global reach. Our goal is to provide our customers with global reach and product platforms, low-cost manufacturing operations, a fully integrated information technology network, broad market knowledge and raw material procurement leverage. Our end markets are primarily in the automotive, building materials, durable goods, packaging, business equipment and telecommunications markets, as well as many industrial applications.
     PolyOne was formed on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna (Hanna). Geon’s roots go back to 1927 when BFGoodrich scientist Waldo Semon produced the first usable vinyl polymer. In 1948, BFGoodrich created a vinyl plastic division that was subsequently spun off through a public offering in 1993, creating Geon, a separate publicly held company. Hanna was formed in 1885 as a privately held company and became publicly held in 1927. In the mid-1980s, Hanna began to shed its historic mining and shipping businesses to focus on polymers. Hanna purchased its first polymer company in 1986 and completed its 26th polymer company acquisition by 2000.
Recent Developments
Sale of businesses and discontinued operations
As of December 31, 2004, our Engineered Films and Specialty Resins businesses qualified for accounting treatment as discontinued operations.
     In September 2005, we announced that we had signed a letter of intent to sell our Engineered Films business. On February 15, 2006, we sold 82% of the Engineered Films business, retaining an 18% ownership interest. All historical financial information for the Engineered Films business has been accounted for as a discontinued operation.
     In December 2005, we announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results have been reclassified from discontinued operations to continuing operations for all historic periods presented as of December 31, 2005. It is now included in the Performance Plastics segment, where it had been previously.
     Unless otherwise noted, disclosures contained in this report relate to continuing operations. For more information about our discontinued operations, see Note B to the Consolidated Financial Statements.
Purchase of businesses
In January 2005, we completed the purchase of the remaining 16% of equity ownership in Star Color, a color additives manufacturing subsidiary in Thailand, for $1.6 million. This business is included in the Performance Plastics segment.
     In May 2005, we purchased equipment, compounding recipes and a customer list from Novatec Plastics Corporation, a compounding business owned by PVC Container Corporation, for $1.1 million. These assets are included in the Performance Plastics segment and are used to serve our customers in the custom profile and custom molding markets.
Executive management changes
In October 2005, Thomas A. Waltermire resigned as our president and chief executive officer, and as a director. William F. Patient, non-executive chairman of the board, served as interim chief executive officer until a permanent successor was named.
     In January 2006, V. Lance Mitchell, group vice president and general manager of Color and Engineered Materials, resigned to accept a position with another company. Robert Bindner, director of sales for Color and Additives, is filling this position until a permanent successor is selected. Mr. Bindner will continue to handle his current duties in the interim.
     In February 2006, Stephen D. Newlin joined the company as chairman, president and chief executive officer. He was president of

POLYONE CORPORATION

the Industrial Sector of Ecolab, Inc. from 2003 to 2006, and prior to that was president and a director with Nalco Chemical Company from 1998 to 2001 and served as chief operating officer and vice-chairman from 2000 to 2001.
Restructuring initiatives and facility closures
In November 2005, we announced that we would close our Manchester, England plastic color additives facility to reduce costs and align capacity with market demand. Production is being phased out while business with key customers is either being transitioned to other PolyOne facilities or customers secure alternative sources for products. The facility had 44 employees. We expect that the process will be completed by the end of the first quarter of 2006.
Polymer Industry Overview
Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, in its most basic form. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices also tend to move in tandem with costs, and with supply and demand. Through our equity interests in Oxy Vinyls, LP (OxyVinyls) and SunBelt Chlor-Alkali Partnership (SunBelt), we realize a portion of the economic benefits of a base resin producer for PVC resin, one of our major raw materials.
     Thermoplastic polymers make up a substantial majority of the resin market and are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure is applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polyvinyl chloride, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular product.
     Thermoplastic resins are found in a number of end-use products and in a variety of markets, including packaging, building and construction, transportation, furniture and furnishings, consumer durables, institutional products, electrical, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use product. The packaging industry, the largest consumer of plastics, requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the transportation industry, plastic has proved to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance.
     Various additives can be combined with a base resin to provide it with greater versatility and performance. These combinations are known as plastic compounds. Plastic compounds have advantages over metals, wood, rubber and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications ranging from automobile parts to construction materials. Plastic compounds offer relatively low cost, reduced weight and comparatively better performance. Plastics have a reputation for durability, aesthetics, ease of handling and recyclability. Our Performance Plastics segment, which accounts for 73% of our total sales, is primarily comprised of compounded thermoplastics. Our Distribution segment, which accounts for 27% of our total sales, is a distributor of a wide range of thermoplastic resins and compounds.
PolyOne Segments
We operate within three segments: Performance Plastics, Distribution, and Resin and Intermediates. For more information about our segments, see Note R to the Consolidated Financial Statements, which is incorporated by reference.
Performance Plastics:
Our Performance Plastics segment is an independent merchant compounder of plastics for manufacturers of plastic products throughout North America and Europe, with a growing presence in Asia. We perform proprietary compounding of thermoplastics to the performance requirements of manufacturers of molded and extruded plastic products. In addition to compounds, we also manufacture concentrates, masterbatches, liquid dispersions, dry colorants and additive masterbatches for use in compounding by our customers in the plastic industry. We also manufacture and compound dispersion-grade PVC resins and other polymers with different additives to produce liquid or solid compounds for coating systems.
     For the fiscal year ended December 31, 2005, our Performance Plastics segment had sales to external customers of $1,778.7 million, operating income of $62.8 million and total assets of $1,115.6 million.
     The Performance Plastics business is made up of the following product groups: Vinyl Compounds, North American Colors and Additives, North American Engineered Materials, International Colors and Engineered Materials, Polymer Coating Systems and Specialty Resins.

POLYONE CORPORATION

     Vinyl Compounds – Vinyl, or PVC, is a highly versatile plastic. It can be made thin and flexible enough for intravenous solution bags, yet rigid and tough enough for window frames and computer housings. Because of this versatility, vinyl is one of the most widely used plastics, utilized in a wide range of applications. Our vinyl compounds combine PVC resins with a broad range of additives that provide product versatility, particularly when fire resistance, chemical resistance or weatherability is required. We believe that we are the leading manufacturer of vinyl compounds in North America. In 2005, Vinyl Compounds accounted for 40% of our Performance Plastics segment’s sales.
     North American Colors and Additives – Color and additive concentrates, or masterbatches, are plastic compounds that contain a high concentration of color pigments or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. Color masterbatches are used with the base resin mix so that the correct color or additive performance is achieved. Additive masterbatches include a wide variety of products, and are commonly categorized by the function they perform, such as UV stabilizers, slip/antiblock, antistat, blowing agents, antioxidants, lubricants and stabilizers.
     Our color and additive masterbatches provide flexibility to plastic processors who prefer to create multiple color effects or enhance the performance of their own base polymers. Our colors and additives for thermoplastics are used throughout the plastics industry, particularly in the outdoor decking, packaging, automotive, consumer, pipe, and wire and cable industries. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging. In 2005, North American Colors and Additives accounted for 13% of our Performance Plastics segment’s sales.
     North American Engineered Materials – Our engineered materials consist of reinforced and filled plastic compounds and thermoplastic elastomer compounds. With our compounding expertise, we have the ability to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins. We combine our knowledge of base polymers, lubricants, fillers, reinforcements and a wide range of functional additives to tailor our compounds to meet customers’ unique application requirements.
     Our compounds incorporate commodity resins such as polyethylene and polypropylene, and engineering resins such as nylon, polycarbonate and polyesters. We also have a broad product line of thermoplastic elastomer compounds, including thermoplastic olefins, thermoplastic vulcanizates and styrene block copolymers. In 2005, North American Engineered Materials accounted for 6% of our Performance Plastics segment’s sales.
     International Colors and Engineered Materials – Colors, additive masterbatches and engineered materials that are manufactured and sold throughout Europe and Asia accounted for 25% of our Performance Plastics segment’s sales during 2005.
     Polymer Coating Systems (formerly known as Formulators) – Polymer Coating Systems products consist primarily of liquid systems with a base resin of specialty vinyl resin, natural rubber latex or polyurethane resin. Products also include proprietary PVC screen printing inks and powders, latex, specialty additives and colorants that meet the specific needs of customers’ applications. Applications include: inks for textiles in the consumer industry; armrests, headrests and oil filters in the automotive industry; coil coatings, sheet vinyl and carpet backing in the construction industry; and decals, coatings and tool handles for general industry. In 2005, Polymer Coating Systems accounted for 9% of our Performance Plastics segment’s sales.
     Specialty Resins – Specialty vinyl resins are usually compounded in a liquid form for flexible product applications and are largely customized to specific end-use applications. Our specialty vinyl resins are used in products such as vinyl flooring, carpeting, automotive instrument and door panels, coated fabrics, medical examination gloves and foam products. Approximately 13% of our specialty vinyl resins are used in our Polymer Coating Systems products as one of the primary raw materials. In 2005, Specialty Resins accounted for 7% of our Performance Plastics segment’s sales.
Distribution:
We distribute more than 3,500 grades of engineering and commodity grade resins and compounds, including PolyOne-produced products, to the North American market. We purchase bulk quantities of base plastic resins, such as polycarbonate, polyethylene, polypropylene and polystyrene from approximately 20 major suppliers and resell them in truckload and less-than-truckload quantities to more than 5,000 customers throughout North America. These products are sold to custom molders and extruders who, in turn, convert them into plastic products that are sold to a number of different industries and end-use markets. In 2005, we sold approximately 640 million pounds of product from more than 30 stocking locations, including ten repackaging plants, across North America.
     For the fiscal year ended December 31, 2005, our Distribution segment had sales to external customers of $671.9 million, operating income of $19.5 million and total assets of $176.9 million.
Resin and Intermediates:
We report the results of our Resin and Intermediates segment on the equity method. This segment consists almost entirely of our 24% equity interest in OxyVinyls and our 50% equity interest in SunBelt. OxyVinyls is a partnership with Occidental Chemical Corporation, and SunBelt is a partnership with Olin Corporation. OxyVinyls is North America’s second largest and the world’s third largest producer of PVC resin. In 2005, OxyVinyls had production

POLYONE CORPORATION

capacity of approximately 4.3 billion pounds of PVC resin, 6.2 billion pounds of vinyl chloride monomer (VCM), which is an intermediate chemical in the production of PVC, 580 thousand tons of chlorine and 667 thousand tons of caustic soda. The 6.2 billion pounds of vinyl chloride monomer capacity includes approximately 2.4 billion pounds owned by OxyMar, a partnership that is 50% owned by OxyVinyls. In 2005, SunBelt had production capacity of approximately 290 thousand tons of chlorine and 320 thousand tons of caustic soda. Most of the chlorine manufactured by OxyVinyls and SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.
     In addition to providing us with a secure and high-quality supply of PVC resin, our Resin and Intermediates segment provides us with backward integration through our ownership position and contractual arrangements. First, our purchases of PVC resin and VCM from OxyVinyls are at competitive prices based on long-term supply contracts. The PVC resin is used to make our vinyl compounds, and the VCM is used to make our specialty resins. Second, our equity investment in OxyVinyls provides a hedge against a portion of raw material price increases to the extent that OxyVinyls can pass on increased raw material costs to its other customers. Finally, our equity position in chlorine and caustic soda through OxyVinyls and SunBelt provides economic integration to the chlorine chain.
     For the fiscal year ended December 31, 2005, our Resin and Intermediates segment had operating income of $67.1 million, which included a $22.9 million non-cash impairment charge related to a previously idled chlor-alkali facility at OxyVinyls. We also received $67.4 million of cash from dividends, distributions and returns on capital from all of our Resin and Intermediates segment equity affiliates.
Competition
The production of compounded plastics and the manufacture of custom and proprietary formulated color and additives systems for the plastics industry is highly competitive. Competition is based on price, delivery, service, performance, product innovation, product recognition and quality. The relative importance of these factors varies among our products and services. We believe that we are the largest independent compounder of plastics and producer of custom and proprietary formulated color and additive masterbatch systems in the United States and Europe, with a growing presence in Asia. Our competitors range from large international companies with broad product offerings to small independent custom compounders whose focus is a specific market niche.
     The distribution of polymer resin is also highly competitive. Price, delivery, service, product recognition and quality are the principal factors affecting competition. In less-than-truckload thermoplastic resin and compound distribution, we believe that we are the second largest independent thermoplastic resin distributor in North America. We compete against Ashland Distribution, a division of Ashland Inc., the largest independent resin distributor in North America, along with other smaller regional distributors. Growth in the thermoplastic resin and compound distribution market correlates directly with growth in the market for base polymer resins.
     We believe that the strength of our company name and reputation, the broad range of product offerings from our suppliers and our speed and responsiveness, coupled with the quality of products and flexibility of our distribution network, allow us to compete effectively.
Raw Materials
The primary raw materials used by our Performance Plastics segment are PVC resin, VCM, polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which are in adequate supply. Hurricane-related raw material shortages and supply allocations that occurred in the second half of 2005 impacted our ability to obtain raw materials. Many of our suppliers declared force majeure, causing us to also declare force majeure. However, raw material availability issues were substantially resolved by the end of the year. We have long-term supply contracts with OxyVinyls, under which the majority of our PVC resin and all of our VCM is supplied. These contracts will expire in 2013, although they contain two five-year renewal provisions that are at our option. We believe these contracts should assure the availability of adequate amounts of PVC resin and VCM. We also believe that the pricing under these contracts provides PVC resins and VCM to us at a competitive cost.
Patents and Trademarks
We own and maintain a large number of U.S. and foreign patents and trademarks, which are important because they protect our inventions and product names against infringement by others and, as a result, enhance our position in the marketplace. Patents vary in duration up to 20 years, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
Seasonality and Backlog
Sales of our products and services tend not to be seasonal, though demand is generally slower in the first and fourth calendar quarters of the year. Because of the nature of our business, we do not believe our backlog is a meaningful indicator of the level of our present or future business.

POLYONE CORPORATION

Working Capital Practices
We, along with other companies in our industry, are generally not subject to unusual working capital practices. The nature of our business does not require us to carry significant amounts of inventories to meet rapid delivery requirements of our products or services or assure ourselves of a continuous allotment of goods from suppliers. Our manufacturing processes are generally performed with a short turnaround time, and the scheduling of manufacturing activities from customer orders generally includes enough lead time to assure delivery of adequate supply of raw materials. We do not generally offer extended payment terms to our customers. We generally allow our customers to return merchandise for failure to meet pre-agreed quality standards or specifications; however, we employ quality assurance practices that seek to minimize customer returns.
Significant Customers
None of our customers accounts for more than two percent of our consolidated revenues, and none of our segments is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment.
Research and Development
We have substantial research and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer compounding operations that simulate specific production processes to rapidly translate new technologies into new products.
     Our investment in product research and development totaled $16.9 million in 2005, $15.6 million in 2004 and $18.5 million in 2003. In 2006, we expect our product research and development investment to be consistent with prior years’ levels.
Methods of Distribution
Our Performance Plastics and Distribution segments sell products primarily through direct sales personnel. The Performance Plastics segment supplements direct sales personnel with distributors, including our Distribution segment, and commissioned sales agents for other various products and geographic areas. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our operating facilities or warehouses for each of these segments. In addition, we ship some Performance Plastics products to customers by railroad cars.
Employees
As of February 17, 2006, we employed approximately 4,500 people. Sixty persons were represented by labor unions under collective bargaining agreements that expire from December 31, 2006 to May 31, 2008, and another 120 persons are currently in negotiations to enter into a collective bargaining agreement. We believe that relations with our employees are good and we do not anticipate significant problems in current negotiations or in renegotiating our collective bargaining agreements as they expire.
Environmental, Health and Safety
We are subject to various environmental laws and regulations to protect the environment. These laws apply to the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment, and the generation, handling, storage, transportation, treatment and disposal of waste material. We endeavor to ensure the safe and lawful operation of our facilities in the manufacture and distribution of products, and we believe we are in material compliance with all applicable laws and regulations.
     We maintain a disciplined environmental and occupational safety and health compliance program and conduct periodic internal and external regulatory audits at our facilities to identify and categorize potential environmental exposures, including compliance issues and the actions required to address them. This effort can result in process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements. We incurred environmental expense of $0.2 million in 2005, $10.3 million in 2004 and $4.1 million in 2003. Environmental expense is presented net of insurance recoveries of $2.2 million in 2005, $1.8 million in 2004 and $0.1 million in 2003. We expect future environmental remediation expense will be approximately $3 million to $5 million per year.
     With respect to safety, our injury incidence rate was 1.4 in 2005, down from 1.9 in 2004. The average injury incidence rate for our SIC Code (30 Rubber and Miscellaneous Plastic Products) is 8.5. The U.S. Department of Labor defines the incidence rate as the number of injuries per 100 full-time workers per year.
     We believe that compliance with all current governmental regulations will not have a material adverse effect on our results of operations or financial condition. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations

POLYONE CORPORATION

and related enforcement policies, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.
     A number of foreign countries and domestic communities have enacted, or are considering enacting, laws and regulations concerning the use and disposal of plastic materials. Widespread adoption of these laws and regulations, along with public perception, may have an adverse impact on plastic materials. Although many of our major markets are in durable, longer-life applications that could reduce the impact of these kinds of environmental regulations, more stringent regulation of the use and disposal of plastics may have an adverse effect on our business.
     We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of a number of environmental waste disposal sites. While government agencies assert that PRPs are jointly and severally liable at these sites, in our experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. However, even when allocations of costs based on relative contribution of waste have been made, we cannot assure that our allocation will not be increased due to the failure of other PRPs to pay their allocated share of these costs.
     We also conduct investigations and remediation at several of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites formerly owned or operated by us or our predecessors. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves on our December 31, 2005 Consolidated Balance Sheet totaling $55.2 million to cover probable future environmental expenditures related to previously contaminated sites. This figure represents management’s best estimate of costs for probable remediation, based upon the information and technology currently available and management’s view of the most likely remedy.
     Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2005. Such costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note R to the Consolidated Financial Statements, which is incorporated by reference.
Available Information
Our Internet address is www.polyone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge on our website or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (SEC). These reports are also available on the SEC’s website at www.sec.gov.
ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, results of operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. Before you invest in us, you should know that making such an investment involves some risks, including the risks we describe below. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, results of operations or financial condition could be negatively affected.
Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our results of operations.
Several factors may affect the demand for and supply of our products and services, including:

•	end of application life-cycle, model change-over or obsolescence issues due to more cost effective alternative materials;

•	changes in the market acceptance of our products and services;

•	competition from other polymer and chemical companies;

•	declines in the general level of industrial production;

•	declines in general economic conditions;

POLYONE CORPORATION

•	changes in world or regional plastic or PVC consumption growth rates;

•	changes in capacity in the PVC, VCM or chlor-alkali industries;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets; and

•	inability to obtain raw materials due to factors such as weather, supplier work stoppages, or plant outages.
     If any of these factors occur, the demand for and supply of our products and services could suffer, which would adversely affect our results of operations.
Increased raw material and energy costs could reduce our income.
The primary raw material in our Performance Plastics business segment is PVC resin. The majority of our PVC resin is purchased from our Resin and Intermediates segment equity affiliate, OxyVinyls, under a long-term supply contract. However, the price of PVC resin fluctuates under this contract in tandem with the industry market prices for PVC resin and the prices of raw materials (primarily ethylene, chlorine and natural gas) that are used to manufacture PVC resin. In 2005, the price of natural gas rose significantly and the available supply of raw materials was adversely impacted to a lesser degree primarily due to Hurricanes Rita and Katrina. Any increases in the costs of energy will increase our production costs and those of our suppliers. Although we attempt to pass on higher raw material and energy costs to our customers, given our competitive markets, it is often not possible to pass on all of these increased costs in a timely manner.
Our sales and operating results are sensitive to global economic conditions and cyclicality, and could be adversely affected during economic downturns.
General economic conditions and business conditions of our customers’ industries affect demand for our products. The business of most of our customers, particularly our industrial, automotive, construction and electronics customers, are cyclical to varying degrees and have historically experienced periodic downturns. Political instability, particularly in the Middle East, may lead to financial and economic instability, which could lead to deterioration in general global economic conditions. A downturn in economic conditions could adversely affect the demand for our products and services, which could adversely affect our sales and operating results. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales and operating results.
Our participation in joint ventures may adversely affect our results of operations.
We participate in joint ventures both in the United States and Colombia. In some joint ventures, such as SunBelt, we are equal partners with another corporation, while in others, such as OxyVinyls, we hold a minority interest. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions, or failures to agree on major issues could have an adverse effect on our business, results of operations or financial condition.
     OxyVinyls and SunBelt are our two largest equity investments. OxyVinyls manufactures PVC resins and chlor-alkali, and SunBelt manufactures chlor-alkali. The earnings of each of these partnerships may be significantly affected by changes in the commodity cycle for hydrocarbon feedstocks and for chlor-alkali products. The principal factors impacting OxyVinyls’ profitability include the PVC resin spread (which is the PVC resin selling price less the material cost of chlorine and ethylene), caustic soda selling prices, natural gas prices and customer product demand. The principal factors impacting SunBelt’s profitability are caustic soda prices, chlorine prices and the cost of electricity. If the profitability of either OxyVinyls or SunBelt is adversely affected, we may receive less cash dividends from that partnership or we may choose to make additional cash contributions to that partnership, which could adversely affect our results of operations.
A major failure of our information systems could harm our business.
We depend upon integrated information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, maintain cost-efficient operations, prepare financial information and reports, and operate our website. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders, which could adversely affect our results of operations.
Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.
Our manufacturing operations are subject to the usual hazards and risks associated with polymer production and the related storage

POLYONE CORPORATION

and transportation of raw materials, products and wastes, including, but not limited to:

•	explosions, fires, inclement weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	inability to obtain or maintain any required licenses or permits;

•	interruptions and environmental hazards such as chemical spills, discharges or releases of toxic or hazardous substances or gases into the environment or workplace; and

•	storage tank leaks or other issues resulting from remedial activities.
     The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage due to exposure to chemicals at our facilities or to chemicals owned or controlled by us. Furthermore, we are subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards that are incident to our business.
Extensive environmental, health and safety laws and regulations impact our operations and assets, and compliance with these regulations could adversely affect our results of operations.
Our operations on and ownership of real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Environmental laws may have a significant effect on the costs of these activities involving raw materials, finished products and wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations of these laws.
     Also, federal and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. We have been notified by federal and state environmental agencies and private parties that we may be a potentially responsible party in connection with several sites. We may incur substantial costs for some of these sites. It is possible that we will be identified as a potentially responsible party at more sites in the future, which could result in our being assessed substantial investigation or clean up costs.
     We also conduct investigations and remediation at some of our active and inactive facilities, and have assumed responsibility for environmental liabilities based on operations at sites formerly owned or operated by our predecessors or by us.
     We accrue costs for environmental matters that have been identified when it is probable that these costs will be required and when they can be reasonably estimated. However, accruals for estimated costs, including, among other things, the ranges associated with our accruals for future environmental compliance and remediation, may be too low or we may not be able to quantify the potential costs. We may be subject to additional environmental liabilities or potential liabilities that have not been identified. We expect that we will continue to be subject to increasingly stringent environmental, health and safety laws and regulations. We anticipate that compliance with these laws and regulations will continue to require significant capital expenditures and operating costs, which could adversely affect our results of operations or financial condition.
We face competition from other polymer and chemical companies, which could adversely affect our sales and financial condition.
We actively compete with companies that produce the same or similar products, and in some instances with companies that produce different products that are designed for the same end uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.
     Because of the polymer and chemical industry consolidation, our competitors may become larger, which could make them more efficient, thereby reducing their cost of materials and permitting them to be more price competitive. Increased size could also permit them to operate in wider geographic areas and enhance their ability to compete in other areas such as research and development and customer service, which could also reduce our profitability.
     We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competi-

POLYONE CORPORATION

tors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our results of operations, financial condition and cash flows.
     We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers and result in a decline in our sales volume and earnings.
     Additionally, some of our customers may already be or may become large enough to justify developing in-house production capabilities. Any significant reduction in customer orders as a result of a shift to in-house production could adversely affect our sales and operating profits.
Our level of indebtedness may adversely affect our business.
As of December 31, 2005, our debt totaled $646.5 million, which is 38% of our total assets. This level of indebtedness could have significant consequences, including:

•	we may need to use a significant portion of our cash flow to repay principal and pay interest on our debt, which would reduce the amount of funds that would be available to finance our operations and other business activities;

•	our debt level may make us vulnerable to economic downturns or adverse developments in our businesses and markets; and

•	our debt level may limit our ability to pursue other business opportunities, implement our business strategies or borrow money for operations or capital expenditures in the future.
     We expect to pay our expenses and pay principal and interest on our debt from cash provided by operating activities. Our ability to meet these payment obligations will depend upon our future financial performance, which could be affected by financial, business, economic and other factors.
     We cannot control many of these factors, including economic conditions in the markets in which we operate. We cannot be certain that future cash provided by operating activities would be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If it is not sufficient, we may be unable to access our revolving credit facility or receivables sale facility as a result of breaching covenants in the agreements that govern our debt. We may also be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity. We cannot be sure that we will be able to do so on commercially reasonable terms or interest rates.
Because our operations are conducted worldwide, they are affected by risks of doing business abroad.
We generate export sales revenue from our operations conducted outside the United States as well as from our U.S. operations. Revenue from foreign operations (principally Canada, Mexico, Europe and Asia) amounted to 33% in 2005, 34% in 2004 and 35% in 2003 of our total revenue during these respective periods. Long-lived assets of our foreign operations represented 24% of our total long-lived assets at December 31, 2005, 2004 and 2003.
     Our international operations are subject to risks of doing business abroad, including but not limited to the following:

•	fluctuations in currency from devaluation, exchange rates or high inflation;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	expropriation or nationalization of our property;

•	risk of loss due to civil strife, acts of war, guerilla activities, insurrection and terrorism;

•	restrictions on the transfer of funds or the ability to pay dividends offshore;

•	limitations on our ability to invest in local businesses overseas;

•	the imposition of duties and tariffs;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•	labor unrest;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility that is inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.

POLYONE CORPORATION

     Any of these events could have an adverse effect on our future international operations by reducing the demand for our products or decreasing the prices at which we can sell our products, which could result in an adverse effect on our business, financial condition or results of operations. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations that we may be subject to. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.
Other increases in operating costs could affect our profitability.
Scheduled or unscheduled maintenance programs could cause significant production outages, higher costs and/or reduced production capacity at our equity affiliates and suppliers due to the industry in which they operate. The inability to achieve or the delay in achieving the anticipated financial benefits from our cost reduction initiatives and employee productivity goals could also affect our future profitability.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2005, we had goodwill of $315.3 million on our balance sheet. We completed the annual impairment review required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) during the third quarter of 2005, and determined that there was no impairment. However, the occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require us to perform another valuation analysis, as required under SFAS No. 142, for some or all of our reporting units prior to the next required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill, which could adversely impact our results of operations.
Lower investment performance by our pension plan assets may require us to increase our pension liability and expense, which may also lead us to accelerate funding of our pension obligations and divert funds from other potential uses.
Lower investment performance by our pension plan assets or a decline in the stock market could result in an increase in our defined benefit pension plan obligations. We cannot predict whether changing economic conditions or other factors will require us to make contributions in excess of our current expectations, diverting funds that we could apply to other uses. As a result, we may need to modify our capital expenditure plans to meet our obligations. In addition, federal legislation has been proposed that could, if enacted, require us to increase our funding obligations and the premiums that we would pay to the Pension Benefit Guaranty Corporation. The impact of this legislation depends upon the requirements of the legislation, if enacted, and the investment performance of our pension plan assets, and could adversely affect our results of operations, financial position and cash flows.
An inability to collect the remaining balances owed to us from purchasers of our former businesses could affect our financial position.
In the third quarter of 2004, we sold our Elastomers and Performance Additives business, and in February 2006, we sold our Engineered Films business. These transactions included seller financing, where we retained notes receivable for a portion of the purchase price that is owed to us. The ability to collect these funds from the purchasers of these businesses depends upon the future results of operations, financial position and cash flows of the purchasers. The purchasers may not have the funds necessary to repay the principal and interest due to us on these notes when they become due.
We have some employee benefit plans that are self-insured.
Many of our U.S. employees participate in health care plans that we self-insure. We maintain a stop-loss insurance policy that covers the cost of certain individually large claims under these plans. Actual costs under these plans can be affected by rising medical costs, and are subject to variability depending primarily upon employee enrollment and demographics, the actual number and costs of claims made, and how much the stop-loss insurance we purchase covers the cost of these claims. If our cost estimates differ from actual costs, our results of operations and financial condition could be adversely impacted.
Our business depends upon good relations with our employees.
We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 4% of our employees at continuing operations are represented by, or are in negotiations to be represented by, labor unions. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements or if the negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Any work stoppage could have a material adverse effect in the productivity and profitability of a manufacturing facility or in our operations as a whole.
The guarantee of our SunBelt joint venture’s debt could result in our having to pay the outstanding principal and interest if SunBelt cannot make these payments when due.
We guaranteed $73.1 million of SunBelt’s outstanding senior secured notes at December 31, 2005 in connection with the construc-

POLYONE CORPORATION

tion of a chlor-alkali facility. These notes mature in 2017. If SunBelt is unable to make the future payments required on this debt as they come due, it could result in our having to make those payments on SunBelt’s behalf, which could adversely impact our financial condition.
The value of our intangible assets depends upon realizing future cash flows.
Our intangible assets are primarily non-contractual customer relationships, sales contracts, patents and technology. The carrying value of each of these assets is reduced, if necessary, to its estimated net future cash flows at the end of each year, or more often if an indicator of impairment exists. There is no assurance that the future expected cash flows will be realized, which could negatively affect the carrying value or recoverability of these assets.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no outstanding or unresolved comments from the staff of the SEC.
ITEM 2. PROPERTIES
As of December 31, 2005, we operated facilities in the United States and internationally. We own substantially all of our facilities. During 2005, we made effective use of our productive capacity at our principal facilities. We believe that the quality and productive capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Following are the principal facilities of our segments:
Continuing Operations
Performance Plastics Facilities:

Vinyl Compounds	Colors and Additives	Engineered Materials	Polymer Coating Systems

Long Beach, California
Terre Haute, Indiana
Louisville, Kentucky
Plaquemine, Louisiana
Avon Lake, Ohio
Pasadena, Texas
Niagara Falls, Ontario, Canada
Orangeville, Ontario, Canada
St. Remi de Napierville,   Quebec, Canada
Cartagena, Colombia   (joint venture)

Specialty Resins
Henry, Illinois
Pedricktown, New Jersey	Glendale, Arizona
Suwanee, Georgia
Elk Grove Village, Illinois
St. Peters, Missouri
Norwalk, Ohio
Lehigh, Pennsylvania
Vonore, Tennessee
Seabrook, Texas
Assesse, Belgium
Pudong (Shanghai), China
Shenzhen, China
Glostrup, Denmark
Cergy, France
Tossiat, France
Bendorf, Germany
Gyor, Hungary
Toluca, Mexico
Pamplona, Spain
Angered, Sweden
Bangkok, Thailand	Broadview Heights, Ohio
Macedonia, Ohio
Dyersburg, Tennessee
Suzhou, China
Shenzhen, China
Istanbul, Turkey
Gaggenau, Germany
Jurong, Singapore
Barbastro, Spain
Valleyfield, Quebec, Canada
Clinton, Tennessee (joint venture)	Los Angeles, California
Kennesaw, Georgia
St. Louis, Missouri
Sullivan, Missouri
Massillon, Ohio
North Baltimore, Ohio
Sussex, Wisconsin
Melbourne, Australia
Bolton, England
Dartford, England
Hyde, England
Widnes, England
Shenzhen, China
Distribution Facilities:
Lemont, Illinois
Ayer, Massachusetts
Massillon, Ohio
Rancho Cucamonga, California
Statesville, North Carolina
Denver, Colorado
Chesterfield Township, Michigan
Eagan, Minnesota
Hazelwood, Missouri
Grand Prairie, Texas
Mississauga, Ontario, Canada
Resin and Intermediates Facilities:
OxyVinyls joint venture – various locations in North America
SunBelt joint venture – McIntosh, Alabama
Discontinued Operations
Engineered Films Facilities:
Lebanon, Pennsylvania
Winchester, Virginia

POLYONE CORPORATION

ITEM 3. LEGAL PROCEEDINGS
In addition to the matters regarding the environment described in Item 1 under the heading “Environmental, Health and Safety,” we are involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters that seek remedies or damages. We believe that the probability is remote that losses in excess of the amounts we have accrued could be materially adverse to our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2005.
EXECUTIVE OFFICERS OF THE COMPANY
(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)
The following table lists information, as of March 1, 2006, about each executive officer of our company, including his or her position with us as of that date and other positions held by him or her for at least the past five years. Executive officers are elected by our Board of Directors to serve one-year terms.
Stephen D. Newlin
Age: 53
Chairman, President and Chief Executive Officer, February 21, 2006 to date. President - Industrial Sector of Ecolab Inc. (global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (manufacturer of specialty chemicals, services and systems) from 1998 to 2001 and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Board of Directors of Black Hills Corp. (NYSE: BKH).
Michael L. Rademacher
Age: 55
Vice President and General Manager, Distribution, September 2000 to date. Senior Vice President - Plastics Americas, M.A. Hanna Company, January 2000 to August 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.
Robert M. Rosenau
Age: 51
Vice President and General Manager, North American Vinyl Compounds, January 2003 to date. General Manager, Extrusion Products, September 2000 to December 2002. General Manager, Custom Profile Compounds, The Geon Company, April 1998 to August 2000.
Wendy C. Shiba
Age: 55
Chief Legal Officer, November 2001 to date, and Vice President and Secretary, December 2001 to date. Vice President, Bowater Incorporated (pulp and paper), 1997 to November 2001, and Secretary and Assistant General Counsel, 1993 to November 2001.
Kenneth M. Smith
Age: 51
Chief Human Resources Officer, January 2003 to date, and Vice President and Chief Information Officer, September 2000 to date. Vice President, Information Technology, The Geon Company, May 1999 to August 2000, and Chief Information Officer, August 1997 to May 1999.
W. David Wilson
Age: 52
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

	2005 Quarters				2004 Quarters

	Fourth	Third	Second	First	Fourth	Third	Second	First

Common stock price:
High	$6.57	$7.73	$9.40	$10.25	$9.70	$7.70	$7.55	$7.13
Low	$5.31	$5.75	$6.00	$8.05	$7.00	$6.22	$6.30	$5.28
As of March 13, 2006, there were 2,926 holders of record of our common stock.
     Effective with the first quarter of 2003, we suspended payment of our quarterly dividend. Future declarations of dividends on common stock are at the discretion of the Board of Directors, and the declaration of any dividends will depend upon, among other things, earnings, capital requirements and our company’s financial condition. The Board of Directors does not anticipate paying any dividends on common stock in the foreseeable future. Additionally, the indenture governing our 10.625% senior notes due in 2010 and the agreements that govern our revolving credit and receivables sale facilities contain restrictions that limit our ability to pay dividends.
ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)	2005	2004	2003	2002	2001

Sales	$2,450.6	$2,267.7	$2,048.1	$1,981.1	$2,019.3
Operating income (loss)	$140.3	$128.4	$(14.9)	$13.7	$(43.3)
Income (loss) before discontinued operations and change in accounting	$62.2	$27.6	$(106.4)	$(18.9)	$(55.5)
Discontinued operations	(15.3)	(4.1)	(144.7)	13.7	9.4
Change in method of accounting	—	—	—	(53.7)	—

Net income (loss)	$46.9	$23.5	$(251.1)	$(58.9)	$(46.1)

Basic and diluted earnings (loss) per share:
Before discontinued operations and change in method of accounting	$0.68	$0.30	$(1.17)	$(0.21)	$(0.62)
Discontinued operations	(0.17)	(0.04)	(1.59)	0.15	0.11
Change in method of accounting	—	—	—	(0.59)	—

Net income (loss)	$0.51	$0.26	$(2.76)	$(0.65)	$(0.51)

Dividends per common share	$—	$—	$—	$0.25	$0.25

Total assets	$1,716.0	$1,774.8	$1,900.9	$1,997.5	$2,051.5
Long-term debt	$638.7	$640.5	$757.1	$492.2	$426.8
     In August 2004, we sold our Elastomers and Performance Additives business, and in December 2002, we sold our 70% ownership in So.F.teR S.p.A. These businesses were previously reported as discontinued operations and are appropriately reflected as such in our historical results. In December 2002, we also acquired Transformacion de Pigmentos y Colorantes, S.A.
     In December 2005, we announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results have been reclassified from discontinued operations to continuing operations for all historic periods presented as of December 31, 2005.

POLYONE CORPORATION

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Purpose of Management’s Discussion and Analysis (MD&A)
The purpose of the following discussion is to provide relevant information to investors who use our financial statements so they can assess our financial condition and results of operations by evaluating the amounts and certainty of cash flows from our operations and from outside sources.
     The three principal objectives of MD&A are: to provide a narrative explanation of financial statements that enables investors to see our company through the eyes of management; to enhance overall financial disclosure and provide the context within which financial information should be analyzed; and to provide information about the quality and potential variability of earnings and cash flows so that investors can judge the likelihood that that past performance is indicative of future performance.
Business Overview
We are a leading global compounding and North American distribution company with operations in thermoplastic compounds, specialty vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution with equity investments in manufacturers of PVC resin and its intermediates. Headquartered in Avon Lake, Ohio, with 2005 sales of $2.5 billion, we have manufacturing sites and warehouses in North America, Europe and Asia, and joint ventures in North America and Colombia. We employ approximately 4,500 people, and sell more than 35,000 different specialty and commodity products to over 10,000 customers in 35 countries. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).
Recent Developments
Sale of businesses and discontinued operations
As of December 31, 2004, our Engineered Films and Specialty Resins businesses qualified for discontinued operations accounting treatment.
     In September 2005, we announced that we had signed a letter of intent to sell our Engineered Films business. On February 15, 2006, we sold 82% of the Engineered Films business to an investor group consisting of members of the business’ management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. We do not expect to recognize any further gain or loss in 2006 from the transaction. We retained an 18% ownership interest in the company. All historical financial information for the Engineered Films business has been accounted for as a discontinued operation.
     In December 2005, we announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results have been reclassified from discontinued operations to continuing operations for all periods as of December 31, 2005. It is now included in the Performance Plastics segment, where it had been previously.
     Unless otherwise noted, disclosures contained in this report relate to continuing operations. For more information about our discontinued operations see Note B to the Consolidated Financial Statements.
Purchase of businesses
In January 2005, we completed the purchase of the remaining 16% of equity ownership in Star Color, a color additives manufacturing subsidiary in Thailand, for $1.6 million. This business is included in the Performance Plastics segment.
     In May 2005, we purchased equipment, compounding recipes and a customer list from Novatec Plastics Corporation, a compounding business owned by PVC Container Corporation, for $1.1 million. These assets are included in the Performance Plastics segment and are used to serve our customers in the custom profile and custom molding markets.
Executive management changes
In October 2005, Thomas A. Waltermire resigned as our president and chief executive officer and as a director. William F. Patient, non-executive chairman of the board, served as interim chief executive officer until a permanent successor was named.
     In January 2006, V. Lance Mitchell, group vice president and general manager of Color and Engineered Materials, resigned to accept a position with another company. Robert Bindner, director of sales for Color and Additives, is filling this position until a permanent successor is selected. Mr. Bindner will continue to handle his current duties in the interim.
     In February 2006, Stephen D. Newlin joined the company as chairman, president and chief executive officer. He was president of the Industrial Sector of Ecolab, Inc. from 2003 to 2006, and prior to that was president and a director with Nalco Chemical Company from 1998 to 2001 and served as chief operating officer and vice-chairman from 2000 to 2001.
Restructuring initiatives and facility closures
In November 2005, we announced that we would close our Manchester, England plastic color additives facility to reduce costs and align capacity with market demand. Production is being phased

POLYONE CORPORATION

out while business with key customers is either being transitioned to other PolyOne facilities or customers secure alternative sources for products. The facility had 44 employees. A charge to operating income of $0.5 million was made in the fourth quarter of 2005, and we estimate that an additional charge of $0.3 million will be recognized in the first quarter of 2006 to complete the plant phaseout. We expect that the process will be completed by the end of the first quarter of 2006.
Outlook
Business demand was strong at the end of 2005, particularly following the disruptive events associated with the two hurricanes that negatively affected operations and raw material availability on the U.S. Gulf Coast. It appears that early 2006 global business demand is higher than in early 2005. This strength appears in all three regions where we operate: North America, Europe and Asia. Adding to the optimism in North America is the expectation that energy costs should decline in 2006 compared with 2005, which should benefit us in terms of lower operating and raw material costs.
     While projections show North American interest rates rising in 2006, housing construction and remodeling activity is expected to decline only moderately from 2005 levels. Some of this demand in early 2006 should result from rebuilding areas damaged by the hurricanes. Building materials represent approximately 25% of our annual sales.
     North American automobile and light truck build rates slowed significantly in late 2005, particularly among the “Big Three” domestic manufacturers. Early 2006 build rates are expected to lag behind 2005 rates, particularly for the Big Three, which depend on truck and SUV sales that are slowing due to higher gasoline prices. Automotive applications represent approximately 9% of our annual sales.
     Forecasts show U.S. Industrial Production increasing 3% to 4%. Our view is that real plastics growth in North America will be up by 1% to 3% in 2006 compared with 2005.
     In late 2005, Europe continued to experience slow growth, which characterized business conditions there throughout 2005. Entering 2006, however, there are signs that business conditions may be improving, especially in Germany and France, our two largest European markets. Our view is that overall industrial demand, and plastics demand in particular, will be up slightly, by approximately 1% in 2006 compared with 2005.
     Asian business slowed slightly in late 2005, but expectations remain for a robust 2006. Adding to our optimism is the building momentum in orders for our new manufacturing facility in south China. This plant is expected to capture the increasing growth in the region. For Asia, projections show plastics market growth of 5% to 7% in 2006. Growth in China is expected to continue at a 10% to 15% annual pace.
     Oil- and natural gas-derived hydrocarbon feedstock pricing, which spiked in late 2005 due to hurricane-related outages, is expected to decrease in 2006. As a result, price trends for key raw materials should be flat or slightly down compared with 2005. Throughout 2006, however, chlorine and caustic soda prices should remain near the levels achieved at the end of 2005, as industry production utilization levels remain very high. This situation bodes particularly well for SunBelt, which had record earnings in 2005. OxyVinyls should have another solid year, with polyvinyl chloride resin manufacturing utilization levels remaining near capacity. Moderating ethylene and natural gas costs should also help to improve results. These trends should benefit the Resin and Intermediates segment, which is expected to generate earnings close to the record levels it achieved during 2005.
     One of our main objectives in the second half of 2005 was to increase spreads (selling price less raw material costs) for products within the Performance Plastics segment. We believe that we entered 2006 with these spreads at higher levels than they were at the start of 2005. In particular, our Vinyl Compounds and Engineered Materials product groups, as well as our Distribution segment, achieved significant price increases during the fourth quarter of 2005. Maintaining and even expanding these spreads is key to improving the operating earnings of the Performance Plastics segment in 2006.
     We also will focus on continuing to strengthen our market positions in 2006. We have specific growth targets and have charged our managers with gaining market share. In addition, we are implementing specific plans to bring three product groups, North American Color, North American Engineered Materials and the newly formed Producer Services, to a combined level of profitability in 2006. We expect to achieve this through a combination of shipment volume growth, product line upgrades to more specialty materials, manufacturing cost reductions and productivity enhancements. Since our formation, in the aggregate, these product groups have not been profitable.
     We are also committed to maintaining control of overhead costs. We expect to keep selling and administrative costs as a percentage of sales to 8% or less. In addition, we are focused on holding the growth in working capital to less than the rate of sales growth.
     We expect these additional factors to affect 2006 cash flow:

•	capital expenditures should be $45 million to $50 million compared with 2005 spending of $33 million, due largely to higher spending in support of growth initiatives;

•	depreciation and amortization should be approximately $55 million (including Specialty Resins, which is now included in continuing operations);

•	cash distributions from equity affiliates should approximate 2005 levels, provided that there is no material change in the operating conditions of our equity affiliates;

POLYONE CORPORATION

•	we received a cash payment of $20.5 million in February 2006 upon the sale of the Engineered Films business;

•	we anticipate receiving proceeds of approximately $15 million to $25 million from various legal matters including insurance coverage and antitrust claims, which were settled in our favor in the fourth quarter of 2005 and first quarter of 2006;

•	we anticipate receiving gross proceeds of approximately $5 million to $10 million from the sale of previously closed facilities and redundant assets in 2006;

•	restructuring expenditures should be minimal;

•	cash income taxes (foreign and state) should be similar to 2005, at $10 million to $12 million;

•	no contributions to our qualified U.S. pension plan will be required in 2006;

•	less than $1 million is due on debt maturing in 2006; and

•	interest expense should be approximately $4 million to $5 million lower in 2006 compared with 2005 as a result of debt reductions.
Results of Operations
Summary of Consolidated Results:
Income from continuing operations improved by $35 million, or $0.38 per share. Sales increased by 8% from last year; however, our sales growth was driven in part by higher raw material, distribution and energy costs that we were able to partially recapture with selling price increases. Our sales volume declined by 5% in our Performance Plastics segment and by 2% in our Distribution segment. The majority of our customers experienced softer demand in their end markets, which affected their demand for our products. The domestic and international business environment remained very competitive.
     The negative impact of the year-over-year volume decline, however, was offset by a $24 million reduction in selling and administrative costs and $4 million less in interest expense. Lower interest expense was the result of strong cash generated from operating activities, which allowed us to reduce debt by $46 million in 2005. Also, for the second year in a row, we funded working capital needs resulting from increased sales by improving our management of accounts receivable, inventories and accounts payable. Though higher sales levels would have otherwise consumed $35 million in additional cash to fund these working capital needs, improved collection periods and inventory turns allowed us to generate $34 million in cash in 2005, offsetting the effect of higher sales on working capital.
     Strong earnings from our equity affiliate and minority interest investments in 2005, up $14 million due to improved profitability from our Resins and Intermediates segment, helped to offset the impact of the volume decline on pre-tax earnings. OxyVinyls benefited from higher industry-wide margins on PVC resin and vinyl chloride monomer that resulted from favorable supply and demand dynamics combined with improved chlor-alkali profitability. Results in the third quarter, however, were tempered by hurricane-related production interruptions and a $22.9 million non-cash impairment charge that was related to a previously idled chlor-alkali facility. SunBelt’s earnings improvement was largely due to higher selling prices for chlorine and caustic soda, again driven by favorable supply and demand dynamics.
     Our primary objectives in 2006 are to grow sales volume through organic business growth, maintain or restore product spreads, continue to contain selling and administrative costs, continue to drive working capital improvements to fund sales growth with a minimum investment, and generate strong cash flow from operating activities to improve our financial flexibility by reducing debt, increasing liquidity and strengthening our balance sheet.

(In millions)	2005	2004	2003

Sales:
Performance Plastics segment	$1,925.4	$1,803.7	$1,640.1
Distribution segment	679.2	606.3	529.2
Intersegment eliminations	(154.0)	(142.3)	(121.2)

Total sales	$2,450.6	$2,267.7	$2,048.1

Net income (loss):
Performance Plastics segment	$62.8	$83.5	$(7.2)
Distribution segment	19.5	17.8	5.8
Resin and Intermediates segment	67.1	49.2	20.8
Other segment	(9.1)	(22.1)	(34.3)

Operating income (loss)	140.3	128.4	(14.9)
Interest expense	(68.1)	(72.1)	(66.6)
Interest income	1.9	1.5	0.9
Other expense, net	(5.3)	(16.5)	(13.3)

Income (loss) before income tax	68.8	41.3	(93.9)
Income tax expense	(6.6)	(13.7)	(12.5)

Income (loss) from continuing operations	62.2	27.6	(106.4)
Loss from discontinued operations, net of taxes	(15.3)	(4.1)	(144.7)

Net income (loss)	$46.9	$23.5	$(251.1)

     Year-to-year changes in sales and operating income (loss) are discussed in the “Segment Information” section that follows. Segments are also discussed in detail in Note R to the Consolidated Financial Statements.

POLYONE CORPORATION

Selected Operating Costs:
Selected operating costs, expressed as a percentage of sales, are as follows:

	2005	2004	2003

Cost of sales	87.9%	85.3%	84.8%
Selling and administrative costs	7.3%	8.9%	12.0%
     Cost of Sales – These costs, as a percentage of sales, increased in 2005 from 2004 and 2003 levels primarily as a result of raw material, transportation and energy cost increases that were partially offset by selling price increases and manufacturing cost reduction initiatives.
     Selling and Administrative – These costs, as a percentage of sales, declined in 2005 and 2004 primarily due to administrative restructuring and cost reduction initiatives that resulted in lower wage and benefit costs. The decline of $23.7 million in 2005 from 2004 includes an $8.8 million benefit in 2005 from settling legal issues. The decline of $42.9 million in 2004 from 2003 includes a $4.0 million benefit in 2004 from settling legal issues and from executive life insurance proceeds.
Comparability of Earnings:
The following expenses (benefits) affect year-over-year comparisons of operating income (loss), organized by the line item on the Consolidated Statements of Operations where each expense (benefit) is reflected:

(In millions)	2005	2004	2003

Separate line items:
Employee separation and plant phaseout	$5.5	$(1.4)	$35.7
Asset impairments	0.4	3.8	19.4
Environmental remediation at inactive sites	0.9	8.7	2.7
Loss on sale of assets	—	5.9	0.3
Selling and administrative:
Settlement of legal issues	(8.8)	(2.1)	—
Executive life insurance proceeds	—	(1.9)	—
Income from equity affiliates and minority interest:
Impairment of a previously idled chlor-alkali facility at OxyVinyls	22.9	—	—
Equity investment restructuring costs and cumulative effect of an accounting change	—	—	1.8
     Employee Separation and Plant Phaseout – Severance, employee outplacement, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from the consolidation of operations, restructuring initiatives and executive separation agreements. For more information about our employee separation and plant phaseout activities, see Note E to the Consolidated Financial Statements.
     Asset Impairments – Charges to adjust the carrying values of intangible assets and other investments to expected net future cash flows resulting from an evaluation done each year-end, or more often when indicators of impairment exist. These charges are non-cash and will not result in future cash expenditures.

(In millions)	2005	2004	2003

Internet investments	$0.2	$0.2	$1.6
Community development investments	0.2	0.3	—
Customer contract – lower profit expectations	—	3.3	—
Impairment of Specialty Resins business(1)	—	—	11.4
Customer lists – lower profit expectations	—	—	4.3
Note receivable	—	—	1.4
Technology investment deemed to be not marketable	—	—	0.7

	$0.4	$3.8	$19.4

(1)	When we decided to sell the Specialty Resins business in 2003, we adjusted the carrying value of the business to estimated future net proceeds and classified the business as being held for sale within discontinued operations. When we determined that the divestment process was unlikely to result in a sale of the business at acceptable terms in the fourth quarter of 2005, we reclassified Specialty Resins to continuing operations for all historic periods presented as of December 31, 2005.
     Environmental Remediation at Inactive Sites – Environmental remediation costs for manufacturing facilities that we either no longer own or that we closed in prior years. We increased our reserves significantly in 2004 to reflect a reduction in expected recoveries from an insurance company whose policies now only service remaining liabilities for groundwater remediation costs at a site that we no longer own and to recognize an increase over previous cost estimates for a remedial action work plan at an inactive site.
     Loss on Sale of Assets – We sold the assets of our European Melos rubber granulates operations in 2004 and European vinyl compounding business in 2003.
     Settlement of Legal Issues – The net benefit from settling legal issues.
Other Components of Income and Expense:
Following are discussions of significant components of income and expense that are presented below the line “operating income (loss)”.
     Interest Expense – Changes in interest expense from year to year are largely the result of changes in average borrowing levels. At December 31, 2002, our total debt was $583.9 million. In the second quarter of 2003, we issued $300 million of 10.625% senior

POLYONE CORPORATION

notes, bringing our total debt to $854.3 million at June 30, 2003. Since then, our total debt has declined each quarter. Total debt was $646.5 million at December 31, 2005.
     The following table presents the quarterly average of short- and long-term debt for the past three years and the related interest expense:

(In millions)	2005	2004	2003

Short-term bank debt	$4.5	$2.1	$8.0
Current portion of long-term debt	35.2	34.4	53.2
Long-term debt	639.5	716.8	665.8

Quarterly average	$679.2	$753.3	$727.0

Interest expense	$68.1	$72.1	$66.6
     Other Expense, Net – Finance costs associated with our receivables sale facility, foreign currency gains and losses, retained post-employment benefit costs from previously discontinued operations, premiums paid in connection with the repurchase of senior notes maturing in the third quarter of 2004 and other miscellaneous items.

(In millions)	2005	2004	2003

Currency exchange gain (loss), net of foreign exchange contracts	$0.5	$(4.1)	$(5.0)
Discount on sale of trade receivables	(5.5)	(6.1)	(5.9)
Retained post-employment benefit costs related to previously discontinued operations	(1.3)	(3.6)	(3.0)
Premium paid on debt repurchase	—	(3.3)	—
Other income, net	1.0	0.6	0.6

	$(5.3)	$(16.5)	$(13.3)

     Income Tax Expense – Income taxes are discussed in detail in Note P to the Consolidated Financial Statements. Income tax expense is primarily related to foreign earnings and state income taxes. In 2005, we recorded tax expense on domestic income at a rate lower than the federal statutory rate because we reversed a portion of our tax asset valuation allowance. In 2004 and 2003, we did not record a tax benefit on domestic losses due to uncertainty about whether we will fully realize the net deferred tax assets that were generated by domestic losses. We intend to maintain a valuation allowance until positive evidence exists that it is more likely than not that these assets will be realized.
     Loss from Discontinued Operations, Net of Income Taxes – Discontinued operations are discussed in detail in Note B to the Consolidated Financial Statements. The loss from discontinued operations included a pre-tax benefit of $0.2 million in 2005, and pre-tax charges of $7.5 million in 2004 and $26.4 million in 2003 for employee separation and plant phaseout costs from restructuring initiatives and closing certain manufacturing facilities of the Engineered Films and Elastomers and Performance Additives businesses.
     As required by generally accepted accounting principles in the United States, 2005 and 2004 loss from discontinued operations does not include any depreciation or amortization expense.

(In millions)	2005	2004	2003

Sales:
Elastomers and Performance Additives	$—	$220.1	$348.1
Engineered Films	119.6	125.7	139.3

	$119.6	$345.8	$487.4

Pre-tax income (loss) from operations:
Elastomers and Performance Additives	$—	$17.2	$3.5
Engineered Films	0.5	0.6	(27.9)

	0.5	17.8	(24.4)
Pre-tax charges to adjust net assets of businesses held for sale to projected net sale proceeds:
Elastomers and Performance Additives	(0.7)	(17.0)	(92.6)
Engineered Films	(15.1)	(4.3)	(26.5)

	(15.3)	(3.5)	(143.5)
Income tax expense (net of valuation allowance)	—	(0.6)	(1.2)

Loss from discontinued operations	$(15.3)	$(4.1)	$(144.7)

POLYONE CORPORATION

Segment Information:
2005 Compared with 2004:

(In millions)	2005	2004	Change	% Change

Sales:
Performance Plastics segment	$1,925.4	$1,803.7	$121.7	7%
Distribution segment	679.2	606.3	72.9	12%
Intersegment eliminations	(154.0)	(142.3)	(11.7)	(8)%

	$2,450.6	$2,267.7	$182.9	8%

Operating income (loss):
Performance Plastics segment	$62.8	$83.5	$(20.7)
Distribution segment	19.5	17.8	1.7
Resin and Intermediates segment	67.1	49.2	17.9
Other segment	(9.1)	(22.1)	13.0

	$140.3	$128.4	$11.9

Operating income as a percentage of sales:
Performance Plastics segment	3.3%	4.6%	(1.3)%points
Distribution segment	2.9%	2.9%	—
Total	5.7%	5.7%	—
     Performance Plastics 2005 sales increased by 7% while shipment volume declined by 5% from 2004. Following is a breakdown of 2005 sales by product group, along with percentage changes from 2004 in sales and shipment volume:

		2005	2005
		Sales	Shipment Lbs.
	2005 Sales	% Change	% Change
	% of Total	vs. 2004	vs. 2004

Vinyl Compounds	40%	8%	(4)%
North American Colors and Additives	13%	8%	3%
North American Engineered Materials	6%	0%	(7)%
International Colors and Engineered Materials	25%	2%	(11)%
Polymer Coating Systems	9%	2%	(6)%
Specialty Resins	7%	29%	(3)%

Total Performance Plastics	100%	7%	(5)%

     Vinyl Compounds volume was down due to softer demand in virtually all markets except custom extrusions and fittings. The majority of our customers experienced softer market conditions, which negatively affected their demand for our products. This decline in volume was partially offset by new business obtained in custom extrusion and wire & cable applications. Higher average selling prices from efforts to recapture increases in the cost of resin and non-resin raw materials was the primary driver of the sales increase.
     North American Colors and Additives volume improved from new business that we obtained in construction material applications and for contract tolling (compounding using customer-supplied materials), partially offset by reduced demand in packaging, pipe & fittings and film market platforms. This net volume gain, combined with a favorable shift in product mix within our contract tolling business, helped to increase sales. The sales increase was also the result of higher average selling prices from our efforts to recapture raw material cost increases as well as the nature of some of our business where selling prices are more closely tied to raw material indices.
     North American Engineered Materials volume declined primarily from lower demand for certain general-purpose and contract manufactured automotive applications because these customers used less of these materials in the same applications, combined with a general slowing in automotive production levels that began early in the second half of the year. Higher average selling prices from efforts to recapture raw material cost increases, combined with a shift in product mix toward higher-priced products used in specific automotive applications, helped to hold sales level with the prior year.
     International Colors and Engineered Materials volume declined 11%. The May 2004 sale of the Melos rubber granules business accounted for 9 percentage points of the year-over-year volume decline. The balance of the volume decline was primarily the result of weakness in demand for certain engineered materials applications and a general weakness in European plastics markets that was partially offset by higher volume in Asia, strengthened by our new manufacturing facility in Shenzhen, China that began operations in the second quarter of 2005. This plant manufactures engineered material compounds, color compounds and plastisol inks. Higher average selling prices from efforts to recapture raw material cost increases, combined with favorable euro to U.S. dollar currency exchange rates totaling approximately $3 million, contributed to a sales increase of 2%. The sale of the Melos rubber granules business negatively affected the year-over-year revenue comparison by 3 percentage points.
     Polymer Coating Systems volume declined primarily due to a decline in automotive demand caused mainly by reduced production schedules and platform build-outs. Some customers with their own compounding capability also decided to bring some of their plastisol requirements in-house to utilize their internal capacity more fully, which reduced our volume. Higher average selling prices from efforts to recapture raw material cost increases drove the sales increase.

POLYONE CORPORATION

     Specialty Resins volume fell in the second half primarily as the result of slower overall market conditions combined with increased competition from lower-priced imported resin. Higher average selling prices resulting from efforts to restore product spreads by recapturing raw material cost increases were the main drivers of the sales increase.
     Performance Plastics operating income, as a percentage of sales, declined by 1.3 percentage points. The main drivers were lower volumes, increased raw material costs and increased energy costs across virtually all product lines. Selling price increases only partially offset the impact of higher costs. Ongoing manufacturing, selling and administrative expense reduction efforts helped to partially offset the negative impact of rising raw material costs. Expenses affecting the comparability of earnings for employee separation and plant phaseout, environmental remediation costs at inactive sites, asset impairments and loss on the sale of assets were $3.0 million in 2005 and $7.4 million in 2004.
     The Distribution volume decline was primarily in commodity resins, consistent with the general softening across the North American plastics industry during the second quarter experienced by our Performance Plastics segment. Selling price increases that were passed through from our supplier base and a shift in product mix toward higher-priced products drove the sales increase.
     Distribution operating income as a percentage of sales remained level with the prior year. The effect of lower volumes and material cost increases were offset by higher selling prices. Operating costs were consistent with the prior year.
     Resin and Intermediates operating income increased $17.9 million, the result of a $29.0 million increase in SunBelt’s equity earnings contribution, partially offset by a $16.8 million decline in OxyVinyls’ equity earnings contribution, which included a $22.9 million non-cash impairment charge in 2005 that was related to a previously idled chlor-alkali facility at OxyVinyls. OxyVinyls benefited from higher industry average PVC resin and VCM product spreads that resulted from favorable supply/demand dynamics and improved chlor-alkali profitability as compared to last year. This benefit was tempered in the third quarter by the adverse impact of the combination of hurricane-related production interruptions and significant increases in ethylene and natural gas costs. SunBelt’s earnings improvement was largely from significantly higher combined selling prices for chlorine and caustic soda that was driven by favorable supply and demand dynamics.
     “Other” consists primarily of corporate general and administrative costs that were not allocated to business segments and inter-segment sales and profit eliminations. The 2005 net expense was $13.0 million lower as compared to 2004. The following expenses (benefits) impact the year-over-year comparison:

(In millions)	2005	2004	Change

Employee separation and plant phaseout charges	$3.1	$0.4	$2.7
Environmental remediation costs at inactive sites	(2.6)	8.7	(11.3)
Asset impairments	0.4	0.5	(0.1)
Settlement of legal issues and related reserves	(8.8)	(2.1)	(6.7)
Executive life insurance proceeds	—	(1.9)	1.9
2004 Compared with 2003:

(In millions)	2004	2003	Change		% Change

Sales:
Performance Plastics segment	$1,803.7	$1,640.1	$163.6		10%
Distribution segment	606.3	529.2	77.1		15%
Intersegment eliminations	(142.3)	(121.2)	(21.1)		17%

	$2,267.7	$2,048.1	$219.6		11%

Operating income (loss):
Performance Plastics segment	$83.5	$(7.2)	$90.7
Distribution segment	17.8	5.8	12.0
Resin and Intermediates segment	49.2	20.8	28.4
Other segment	(22.1)	(34.3)	12.2

	$128.4	$(14.9)	$143.3

Operating income (loss) as a percentage of sales:
Performance Plastics segment	4.6%	(0.4)%	5.0	%points
Distribution segment	2.9%	1.1%	1.8	%points
Total	5.7%	(0.7)%	6.4	%points

POLYONE CORPORATION

     Performance Plastics 2004 sales increased 10% while shipment volume increased 4% from 2003. Following is a breakdown of 2004 sales by product group, along with percentage changes from 2003 in sales and shipment volume:

		2004	2004
		Sales	Shipment Lbs.
	2004 Sales	% Change	% Change
	% of Total	vs. 2003	vs. 2003

Vinyl Compounds	40%	12%	9%
North American Colors and Additives	13%	12%	23%
North American Engineered Materials	6%	4%	(10)%
International Colors and Engineered Materials	26%	8%	(9)%
Polymer Coating Systems	9%	2%	(3)%
Specialty Resins	6%	26%	19%

Total Performance Plastics	100%	10%	4%

     Vinyl Compounds volume was up due to stronger demand in the wire and cable, construction and telecommunications markets. Higher average selling prices, resulting from efforts to offset raw material cost increases, combined with higher volume, drove the sales increase.
     North American Colors and Additives volume was up from stronger demand in extrusion profile applications, higher contract compounding volume and a new application for outdoor decking. Lower selling prices for contract compounding, where raw materials are supplied by the customer, combined with lower average selling prices in the extrusion profile market, resulted in a sales increase that was less than the volume increase.
     North American Engineered Materials volume was down as a result of softer demand in toll compounding applications for the automotive market. Sales increased due to a higher-priced mix of proprietary and customer-tolled products for automotive and telecommunication applications combined with efforts to offset raw material cost increases in our selling prices.
     International Colors and Engineered Materials total volume declined 9%. The May 2004 sale of the Melos rubber granules business, however, negatively impacted the year-over-year volume comparison by 24 percentage points. Therefore, excluding Melos, volume increased 13% reflecting stronger demand in both Asia and Europe. Higher average selling prices from efforts to offset raw material cost increases and favorable euro to U.S. dollar currency exchange rates totaling approximately $35 million contributed to the 8% sales increase. The sale of the Melos rubber granules business negatively affected the year-over-year sales comparison by 6 percentage points.
     Polymer Coating Systems volume was down primarily from lower plastisol and powder volumes for automotive applications on models that have been phased out. This decline was partially offset by higher volumes in inks. Sales increased from the resulting change in product mix, combined with higher average selling prices resulting from efforts to offset raw material cost increases.
     Specialty Resins volume increased from stronger customer end market demand and a production capacity constraint in the market that resulted from the shutdown of a competitor’s production facility. The primary drivers of the sales increase were the volume improvement and higher selling prices that partially offset significant increases in the cost of vinyl chloride monomer, the primary raw material used in the production of resin.
     Performance Plastics operating income, as a percentage of sales, improved by 5.0 percentage points. The main drivers were higher volumes combined with lower costs that resulted from manufacturing, selling and administrative restructuring and cost reduction initiatives. Favorable currency translation also added approximately $3 million to earnings. Raw material cost increases, however, generally outpaced our ability to raise prices during 2004. Expenses affecting the comparability of earnings for employee separation and plant phaseout, asset impairments and loss on the sale of assets were $7.4 million in 2004 and $41.6 million in 2003.
     Distribution volume increased as the result of stronger demand for PolyOne-produced products, third-party commodity resins and the January 2004 acquisition of the North American business of ResinDirect, a subsidiary of Louis Dreyfus Energy Services. These increases were partially offset by volume declines in Mexico that resulted from exiting a portion of the business during the first half of 2003 and subsequently exporting from the United States. The sales increase outpaced the volume increase due to selling price increases from our supplier base that we passed through to our customers.
     Distribution operating income as a percentage of sales improved by 1.8 percentage points. The main drivers were increased volumes in the United States and Canada, combined with cost savings resulting from restructuring initiatives and closing the Mexican Distribution operation in 2003. Operating income in 2003 also included a $1.6 million charge for employee separation and plant phaseout costs.
     Resin and Intermediates operating income increased $28.4 million as the result of a $25.8 million increase in OxyVinyls’ earnings contribution and a $2.3 million increase in SunBelt’s earnings contribution. Results in 2003 also included a $1.8 million charge for restructuring costs and the cumulative effect of an accounting change at OxyVinyls. OxyVinyls’ earnings improved due to favorable supply and demand dynamics that drove improved operating margins for PVC and VCM. SunBelt’s earnings were up from increased volume and higher margins on chlorine and caustic soda sales. “Other” consists primarily of corporate general and administrative costs that were not allocated to business segments and inter-segment sales and profit eliminations. The net expense was

POLYONE CORPORATION

$12.2 million lower in 2004 than in 2003. The following expenses (benefits) impact the year-over-year comparison:

(In millions)	2004	2003	Change

Employee separation and plant phaseout charges	$0.4	$8.9	$(8.5)
Environmental remediation costs at inactive sites	8.7	2.7	6.0
Loss on sale of assets	—	0.3	(0.3)
Asset impairments	0.5	1.6	(1.1)
Settlement of legal issues and related reserves	(2.1)	—	(2.1)
Executive life insurance proceeds	(1.9)	—	(1.9)
     For more information about our segments, see Note R to the Consolidated Financial Statements.
Impact of Inflation
Although inflation has slowed in recent years, we believe it is still a factor in our economy, and we continually seek ways to mitigate its impact. To the extent permitted by competition, we pass on increased costs to our customers by increasing sales prices over time. The primary raw material in our Performance Plastics segment is PVC resin. The price of PVC resin fluctuates in tandem with the cost of raw materials (primarily ethylene and chlorine) and natural gas that are used in the manufacture of PVC resin, as well as supply and demand. As a result, our selling prices can also decline in periods of declining PVC resin costs. Our sales growth in 2004 and 2005 is due in part to selling price increases that partially recaptured higher raw material, distribution and energy costs.
     We use the last-in, first-out (LIFO) method of accounting for 39% of our inventories and the first-in, first-out (FIFO) or average cost method for the remainder. Under the LIFO method, the cost of products sold that are reported in the financial statements approximates current costs, providing a better match of current period revenue and expenses. Charges to operations for depreciation represent the allocation of historical costs incurred over past years and are lower than if they were based on the current cost of the productive capacity being consumed.
Accounting Policies and Estimates
Significant accounting policies are described more fully in Note C to the Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.
     Sales Discounts and Rebates – Sales discounts and rebates are offered to certain customers to promote customer loyalty and to encourage greater product sales. These programs provide customers with credits against their purchases if they attain pre-established volumes or revenue milestones for a specific period. We estimate the provision for rebates based upon the specific terms of each agreement at the time of shipment and an estimate of the customer’s future achievement of the respective volume or revenue milestones. The actual amounts earned can differ from these estimates. In the past, the actual amounts earned by our customers have not differed materially from our estimates.
     Allowance for Doubtful Accounts – Allowances for doubtful accounts are determined based upon estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions about their future collectibility. Our assumptions are based on an individual assessment of each customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. We regularly analyze significant customer accounts and record a specific reserve to reduce the related receivable to the amount we reasonably believe is collectible when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also record reserves for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, economic conditions and our historical experience. If circumstances related to specific customers change, our estimates of the collectibility of receivables may be adjusted further. In the past, the actual losses incurred have differed from our estimates primarily as a result of unforeseen bankruptcy filings by our customers.
     Environmental Accrued Liability – Based upon estimates prepared by our environmental engineers and consultants, we have $55.2 million accrued at December 31, 2005 to cover probable future environmental remediation expenditures. We do not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on our capital expenditures, consolidated financial condition, results of operations or cash flow beyond the amount accrued. This accrual represents our best estimate of the remaining probable remediation costs based upon information and technology currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability

POLYONE CORPORATION

may be revised as new regulations or technologies are developed or additional information is obtained. Changes during the past five years have primarily resulted from an increase in the estimate of future remediation costs at existing sites during 2004 and payments made each year for remediation costs that were already accrued.
     For more information about our environmental liabilities, see Note N to the Consolidated Financial Statements.
     Asbestos-Related Claims – We have been named in various lawsuits involving multiple claimants and defendants for alleged asbestos exposure in the past by, among others, workers and contractors and their families at plants owned by us or our predecessors, or on board ships owned or operated by us or our predecessors. We have reserves totaling $0.5 million as of December 31, 2005 for asbestos-related claims that are probable and estimable. We believe that the probability is remote that losses in excess of the amounts we have accrued could be materially adverse to our financial condition, results of operations or cash flows. This belief is based upon our ongoing assessment of the strengths and weaknesses of the specific claims and our defenses and insurance coverage available for these claims, as well as the probability and expected magnitude of reasonably anticipated future asbestos-related claims. Our assessment includes: whether the pleadings allege exposure to asbestos, asbestos-containing products or premises exposure; the severity of the plaintiffs’ alleged injuries from exposure to asbestos or asbestos-containing products and the length and certainty of exposure on our premises, to the extent disclosed in the pleadings or identified through discovery; whether the named defendant related to us manufactured or sold asbestos-containing products; the outcomes of cases recently resolved; and the historical pattern of the number of claims. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate. This accrual has not materially changed over the past several years.
     Restructuring-Related Accruals – Since PolyOne was formed in 2000, we have recorded accruals for charges in connection with restructuring our businesses, as well as integrating acquired businesses. These accruals include estimates related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations and valuing assets such as property, plant and equipment, and inventories. Actual amounts could differ from the original estimates, and have differed in the past primarily from differences between estimated and actual net proceeds received upon the sale of property, plant and equipment.
     Restructuring-related accruals are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to restructuring plans for existing businesses are recorded as employee separation and plant phaseout costs in the period when the change occurs.
     For more information about our restructuring activities, see Note E to the Consolidated Financial Statements.
     Goodwill – Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and intangible assets. These tests must be done at least once a year, and more frequently if an event or circumstance indicates that an impairment or a decline in value may have occurred. We test for goodwill impairment on July 1 of each year. The goodwill impairment test is a two-step process, which requires us to make judgments about what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data from within a consistent industry grouping, and the cost of capital. We compare these estimated fair values with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. Subsequent to the initial impairment test upon adoption of SFAS No. 142, we have not recorded an impairment to goodwill as a result of these tests.
     We cannot predict what future events might adversely affect the reported value of our goodwill. These events include, but are not limited to, strategic decisions made in response to economic competitive conditions, the impact of the economic environment on our customer base, or a material negative change in relationships with significant customers.
     For more information about our goodwill, see Note D to the Consolidated Financial Statements.
     Income Taxes – Estimates of full year taxable income used in the tax rate calculations for the legal entities and jurisdictions in which we operate change throughout the year. During the year we use judgment to estimate our income for the year. Because judgment is involved, the tax rate may increase or decrease significantly in any period.
     To determine income or loss for financial statement purposes, we make estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in determining the recoverability of deferred tax assets that result from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” also requires us to reduce the deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

POLYONE CORPORATION

     In the process of determining our ability to recover our deferred tax assets, we consider all of the available positive and negative evidence, including our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. To estimate future taxable income we develop assumptions including the amount of future state, federal and international pre-tax income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment to forecast future taxable income and are consistent with the plans and estimates that we use to manage our businesses.
     As a result, we have computed a valuation allowance of $76.9 million, and we intend to maintain it until it is more likely than not that the related deferred tax assets will be realized. Income tax expense that we record in the future will be reduced to the extent that there are offsetting decreases in the valuation allowance. Realizing our remaining deferred tax assets depends upon our ability to execute feasible and prudent tax planning strategies. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the related period and could have a significant impact on future earnings.
     In addition, the calculation of tax liabilities deals with uncertainties in applying complex tax regulations in a large number of jurisdictions. We recognize potential liabilities for anticipated tax audit issues based upon our estimate of the extent to which additional taxes may be due. To the extent we prevail in matters for which accruals have been established, or are required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period may be materially impacted. For more information about our income taxes, see Note P to the Consolidated Financial Statements.
     Pensions and Post-retirement Benefits – Included in our results of operations are significant pension and post-retirement benefit costs that we measure using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions.
     To develop our discount rate, we consider the yields of high-quality, fixed-income investments with maturities that correspond to the timing of our benefit obligations. To develop our expected return on plan assets, we consider our historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we consider the duration of the plan liabilities and give more weight to equity investments than to fixed-income securities. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have increased or decreased our 2005 net pension and post-retirement expense by approximately $1.9 million. Likewise, a 0.5 percentage point increase or decrease in the expected return on plan assets would have increased or decreased our 2005 net pension cost by approximately $1.8 million.
     Market conditions and interest rates significantly affect the future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to the volatility of market conditions. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have increased or decreased our minimum pension liability by approximately $27 million as of December 31, 2005.
     The rate of increase in medical costs that we assume for the next five years was held constant with prior years to reflect both our actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired prior to December 31, 1999 are eligible to participate in our subsidized post-retirement plan.
     For more information about our pensions and post-retirement benefits, see Note M to the Consolidated Financial Statements.
     Contingencies – We are subject to various investigations, claims, and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings that we judge to be probable and estimable has been accrued. The actual amounts resulting from these matters can differ from our estimates.
     Stock Options Granted to Employees – On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS No. 123(R) is similar to the approach in SFAS No. 123. However, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted Statement 123(R) in the first quarter of 2006, and currently estimate that the impact of adopting this standard will be an additional pre-tax charge in 2006 of approximately $3 million.
     For more information about our stock-based compensation, see Note C to the Consolidated Financial Statements.
     New Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal

POLYONE CORPORATION

amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the associated production facilities. The adoption of SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes that are required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be applied retroactively, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.
Cash Flows
Detail about cash flows can be found in the Consolidated Statement of Cash Flows. The following discussion focuses on the material components of cash flows from operating, investing and financing activities.
     Operating Activities – In 2005, our operations provided $63.7 million of cash. Primary sources of cash were: profitable business operations; a decline in inventories from improved inventory turnover that resulted from better management of inventory levels at the end of the year compared to the end of the prior year; an increase in accounts payable due to higher purchasing levels to support higher sales levels at the end of the year compared to the prior year; cash distributions that we received from our equity investments; and short-term borrowings under our receivables sale facility. Primary uses of cash were: cash payments for environmental remediation at inactive sites; an increase in accounts receivable due to higher sales levels at the end of the year compared to the prior year; and the payment of employee bonuses that had been accrued at the end of 2004 that were greater than those that were accrued at the end of 2005. Cash provided by discontinued operations was $1.6 million.
     In 2004, our operations used $21.9 million of cash. Primary sources of cash were: profitable business operations; an increase in accounts payable due to a higher purchasing levels to support higher sales levels at the end of the year compared to the prior year, combined with longer payment terms; and cash distributions that we received from our equity investments. Primary uses of cash were: cash payments for employee separation and plant closure initiatives; an increase in accounts receivable due to higher sales levels at the end of the year compared to the prior year; the repayment of short-term borrowings under our receivables sale facility; and a $65 million voluntary contribution to our defined-benefit pension plans. Cash provided by discontinued operations was $13.4 million.
     In 2003, our operations used $169.4 million of cash. Primary sources of cash were cash distributions that we received from our equity investments and a decline in inventories from improved inventory turnover that resulted from better management of inventory levels at the end of the year compared to the end of the prior year. Primary uses of cash were: a net loss in 2003; cash payments for employee separation and plant closure initiatives; a decline in accounts payable due to the timing of payments at the end of the year compared to the end of the prior year; the repayment of short-term borrowings under our receivables sale facility; and a decline in accrued pension costs. Cash provided by discontinued operations was $19.9 million.
Working capital management
Our working capital management efforts focus on three components of working capital that we believe are the most critical to maximizing cash provided by operating activities that we can manage on a day-to-day basis. These components are accounts receivable, inventories and accounts payable. To help us manage working capital, we use metrics that measure the number of days of sales in receivables (DSO), inventories (DSI) and accounts payable (DSP). This allows us to better understand the total dollar changes in these components of working capital by separating the changes due to efficiency (days outstanding) and the underlying volume of business (sales and production levels).

POLYONE CORPORATION

     The following table presents our working capital metrics and the impact of changes in efficiency and volume on accounts receivable, inventories and accounts payable:

	2005	2004	2003

Accounts receivable DSO	50.1	53.8	54.3
Inventories DSI	41.3	46.9	49.2
Accounts payable DSP	(40.2)	(43.4)	(39.3)

Net days at year end	51.2	57.3	64.2

Change in net days from prior year end	(6.1)	(6.9)
Cash provided (used) by
(In millions)
Accounts receivable	$(23.6)	$(21.7)
Inventories	9.3	1.5
Accounts payable	13.0	22.2

	$(1.3)	$2.0

Impact of change in days outstanding	$33.9	$31.9
Impact of change in sales and production levels	(35.2)	(29.9)

	$(1.3)	$2.0

     Higher sales levels during 2004 and 2005 used $65.1 million of cash from operating activities to fund the increase in sales from 2003 to 2005. Effective working capital reduction programs, however, resulted in a decline of 13 net days outstanding over the same time period. This contributed $65.8 million to cash provided by operating activities, holding the increase in our total investment in receivables, inventory and payables from the effect of higher sales levels to a minimum since December 31, 2003.
     Investing Activities – In 2005, we used $24.2 million for investing activities, reflecting capital spending in support of manufacturing operations, the purchase of the remaining 16% of Star Color, a Thailand-based color and additives business, and the purchase of certain assets of Novatec Plastics Corporation. These two businesses are included in our Performance Plastics segment. This was partially offset by proceeds that we received from the sale of previously closed facilities. Capital spending as a percentage of depreciation was 67% in 2005. Cash used by discontinued operations was $1.7 million.
     In 2004, we generated $106.8 million from investing activities, largely from the sale of our Elastomers and Performance Additives business and our European Melos rubber granules business. Melos was formerly included in our Performance Plastics segment. Elastomers and Performance Additives was a separate business segment. This was partially offset by capital spending in support of manufacturing operations and the acquisition of the North American distribution business of ResinDirect LLC, which is included in our Distribution segment. Capital spending as a percentage of depreciation in 2004 was 51%. Cash used by discontinued operations was $4.6 million.
     In 2003, we used $19.0 million from investing activities, driven by capital spending in support of manufacturing operations and the final payment due on our December 2002 acquisition of Transformacion de Pigmentos Y Colorantes, S.A., which is included in our Performance Plastics segment. This was partially offset by proceeds we received from the sale of our 51% interest in Techmer P.M., LLC, which was formerly included in our Performance Plastics segment. Cash used by discontinued operations was $5.4 million.
     Financing Activities – Cash used by financing activities in 2005 and 2004 was primarily to reduce debt. Cash provided by financing activities in 2003 was primarily from the issuance of $300 million of 10.625% unsecured notes, partially offset by the maturity of $88 million of 9.375% senior notes.
     Discontinued Operations – Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statement of Cash Flows. The absence of future cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources. We do expect, however, that retaining the Specialty Resins business that was previously reported as a discontinued operation will positively affect our future liquidity and capital resources.
Balance Sheets
The following discussion focuses on material changes in balance sheet line items from December 31, 2004 to December 31, 2005 that are not discussed in the preceding “Cash Flows” section.
     Other current assets – The increase was primarily due to recording a receivable for a fourth quarter 2005 legal settlement. The funds were received in the first quarter of 2006.
     Property, net – The reduction was primarily due to the sale of redundant assets, a decline in currency exchange rates and capital spending that was less than depreciation expense.
     Post-retirement benefits other than pensions – The reduction was primarily due to the payment of other post-employment benefits (OPEBs) that were in excess of the amount expensed and added to the accrual.
     Other non-current liabilities including pensions – The reduction was primarily due to cash payments for environmental remediation costs that were in excess of the amount expensed and added to the accrual.
Capital Resources and Liquidity
Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital re-

POLYONE CORPORATION

sources are sources of funds other than those generated by operations. We are not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in our liquidity increasing or decreasing in any material way, other than the following:

•	we received a cash payment of $20.5 million in February 2006 upon the sale of the Engineered Films business;

•	we anticipate receiving proceeds of approximately $15 million to $25 million from various legal matters including insurance coverage and antitrust claims, which were settled in our favor in the fourth quarter of 2005 and first quarter of 2006; and

•	we anticipate receiving gross proceeds of approximately $5 million to $10 million from the sale of previously closed facilities and redundant assets in 2006.
     As of December 31, 2005, we had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $812.2 million. As of December 31, 2005, we had used $654.4 million of these facilities, and $157.8 million was available to be drawn while remaining in compliance with all facilities. The following table summarizes our available and outstanding facilities at December 31, 2005:

(In millions)	Outstanding	Available

Long-term debt	$639.4	$—
Revolving credit facility	—	13.8
Receivables sale facility	7.9	144.0
Short-term bank debt	7.1	—

	$654.4	$157.8

     Long-Term Debt – At December 31, 2005, long-term debt totaled $639.4 million, with maturities ranging from 2006 to 2015. Current maturities of long-term debt at December 31, 2005 were $0.7 million. For more information about our debt, see Note G to the Consolidated Financial Statements.
     Revolving Credit Facility – On July 26, 2005, we amended our revolving credit facility to modify the financial covenants. We are required to maintain certain Interest Coverage and Borrowed Debt-to-Adjusted EBITDA ratios, which are defined in the agreement that governs the facility. The revolving credit facility also limits the amount of payments we can make for capital expenditures, acquisitions and dividends. Under the terms of the agreement, we must maintain a minimum Interest Coverage Ratio of 2.0 each quarter and a maximum Borrowed Debt-to-Adjusted EBITDA of 4.65 as of December 31, 2005 and 4.5 thereafter. As of December 31, 2005, the Interest Coverage Ratio was 2.65 and the Borrowed Debt-to-Adjusted EBITDA Ratio was 3.73. Based on projected operating results, we expect to remain in compliance with these financial covenants through the expiration date of this agreement.
     The revolving credit facility has a three-year term that expires in May 2006 and provides up to $30 million in borrowings and for issuing standby letters of credit. In anticipation of the maturity of this facility, we will begin negotiations in the near future to either restructure this facility or extend the maturity date. We do not anticipate any difficulties in this process. Obligations under the revolving credit facility are secured by substantially all of our domestic intellectual property and inventory, and some of our domestic real property. As of December 31, 2005, we had not drawn on the revolving credit facility, although it served as a back-up facility for $6.0 million of outstanding letters of credit and $5.0 million of loan guarantees.
     Receivables Sale Facility – On July 26, 2005, we amended our receivables sale facility to extend the expiration date to July 2010, to reduce the cost of utilizing the facility and to modify a financial covenant. Our receivables sale facility allows us to sell accounts receivable and obtain proceeds of up to $175.0 million. The maximum proceeds that we may receive is limited to 85% of the eligible domestic accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit, of which $13.0 million was used at December 31, 2005.
     The amended facility requires us to maintain a minimum Fixed Charge Coverage Ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40 million or less. As of December 31, 2005, the Fixed Charge Coverage Ratio was 1.8 to 1 and availability under the facility was $144.0 million.
     The amount of eligible receivables that are available to be sold under the facility was affected by the divestment of the Engineered Films business that was sold in February 2006. This business historically sold its receivables under the facility. The amount of receivables as of December 31, 2005 for the Engineered Films business included in the eligible receivables available to be sold under the facility was $13.4 million.
     Of the capital resource facilities available to us as of December 31, 2005, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of December 31, 2005, we had sold accounts receivable of $7.9 million and had guaranteed $73.1 million of our SunBelt equity affiliate’s debt.

POLYONE CORPORATION

     The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2005:

	Payment Due by Period

		Less than			More than
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$639.4	$0.7	$37.8	$335.1	$265.8
Operating leases	63.7	14.9	20.8	13.4	14.6
Standby letters of credit	19.0	19.0	—	—	—
Interest obligations(1)	315.5	60.2	117.7	93.5	44.1
Pension and post-retirement obligations(2)	443.0	43.4	87.2	88.3	224.1
Guarantees	73.1	6.1	12.2	12.2	42.6
Purchase obligations	1.8	1.1	0.4	0.3	—

Total	$1,555.5	$145.4	$276.1	$542.8	$591.2

(1)	Interest obligations are stated at the rate of interest that is defined by the debt instrument and take into effect any impact of rate swap agreements, assuming that the debt is paid at maturity.
(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. There are no minimum funding requirements in 2006 for our U.S. qualified defined benefit pension plans. Obligations are based on the plans’ current funded status and actuarial assumptions, and include projected benefit payments to participants through 2015.
     We expect that profitable operations in 2006 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2006 include net income, borrowings under existing loan agreements, cash distributions from equity affiliates, proceeds from the settlement of legal issues, proceeds from the sale of previously closed facilities and redundant assets, and $20.5 million of proceeds from the sale of the Engineered Films business. Expected uses of cash in 2006 include interest expense and discounts on the sale of accounts receivable totaling approximately $60 million, cash taxes and capital expenditures. Capital expenditures are currently estimated to be between $45 and $50 million in 2006, primarily to support manufacturing operations and growth initiatives. Cash expenditures for environmental remediation in future years are expected to be consistent with 2005 levels. We may also repurchase or repay additional long-term debt in 2006 as part of our strategy to reduce debt.
     Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit and receivables sale facilities, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for both the short- and long-term.
Related-Party Transactions
We purchase a substantial portion of our PVC resin and all of our VCM raw materials under supply agreements with OxyVinyls, a 24% equity-owned company. These agreements have an initial term of 15 years, commencing May 1, 1999, and we have the right to renew these agreements for two five-year periods. We have also entered into various service agreements with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $28.0 million at December 31, 2005 and $22.5 million at December 31, 2004. Our total purchases of raw materials from OxyVinyls were $352 million during 2005 and $264 million during 2004.
Off-Balance Sheet Arrangements
Receivables Sale facility – We sell our accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At December 31, 2005, accounts receivable totaling $195.2 million were sold to PFC and, as a result, are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable sold to PFC. At December 31, 2005, PFC had sold $7.9 million of its undivided interests in accounts receivable. We retained an interest in the $187.3 million difference between the amount of trade receivables sold by us to PFC and the undivided interests sold by PFC. As a result, this retained interest is included in accounts receivable on our Consolidated Balance Sheet at December 31, 2005. For more information about our receivables sale facility, see Note I to the Consolidated Financial Statements.
     Guarantee of indebtedness of others – As discussed in Note N to the Consolidated Financial Statements, we guarantee $73.1 million of unconsolidated equity affiliate debt of Sunbelt in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt guarantee matures in 2017.
     Letters of credit – We maintain approximately $6.0 million of letters of credit under the revolving credit facility and approximately $13.0 million letters of credit under the receivables sale facility. These letters of credit are issued by our bank in favor of third parties and are mainly related to insurance claims and interest rate swap agreements.
     We have no other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

POLYONE CORPORATION

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
     In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, chlor-alkali, VCM or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles, including those related to the effects of Hurricane Katrina and Rita;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions through divestitures and/or other means;

•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of the pension plan assets and any obligation to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Color, North American Engineered Materials and newly-formed Producer Services product groups to profitability;

•	an inability to raise prices or sustain price increases for products;

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business;

•	an ability to maintain appropriate relations with unions and employees in certain locations in order to avoid disruptions of business

•	other factors affecting PolyOne’s business beyond its control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in this Annual Report under Item 1A, “Risk Factors.”
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

POLYONE CORPORATION

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates on debt obligations and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. We intend to use these derivative financial instruments as risk management tools and not for speculative investment purposes.
     Interest rate exposure – We periodically enter into interest rate swap agreements that modify our exposure to interest risk by converting our fixed-rate obligations to floating rates. On September 3, 2004, we terminated one of our seven existing interest rate swap agreements at a cash cost of $0.3 million. The six remaining agreements had a net fair value obligation of negative $5.8 million and negative $3.6 million at December 31, 2005 and 2004, respectively. The weighted-average interest rate for these six agreements was 8.2% at December 31, 2005 and 6.1% at December 31, 2004. These exchange agreements are perfectly effective as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” There have been no material changes in the market risk we faced during 2005. For more information about our interest rate exposure, see Note C to the Consolidated Financial Statements.
     Foreign currency exposure – We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged, and are recorded as other income or expense in the Consolidated Statements of Operations. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note T to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Financial Statement Schedule

Page

Management’s Report	31
Reports of Independent Registered Public Accounting Firm	32
Consolidated Financial Statements:
Consolidated Statements of Operations	33
Consolidated Balance Sheets	34
Consolidated Statements of Cash Flows	35
Consolidated Statements of Shareholders’ Equity	36
Notes to Consolidated Financial Statements	37-61
Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	62

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this annual report. The financial statements and disclosures included in this annual report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2005.
     Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2005, and found them to be effective.
     Management is also responsible for establishing and maintaining a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that provide reasonable assurance that: PolyOne Corporation’s accounting records accurately and fairly reflect the transactions and dispositions of the assets of the company; unauthorized or improper acquisition, use or disposal of company assets will be prevented or timely detected; the company’s transactions are properly recorded and reported to permit the preparation of the company’s financial statements in conformity with generally accepted accounting principles; and the company’s receipts and expenditures are made only in accordance with authorizations of management and the board of directors of the company.
     Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2005, and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 62 of this annual report. This report concludes that internal control over financial reporting is effective and that no material weaknesses were identified.
     Ernst & Young, who audited the consolidated financial statements of PolyOne Corporation as of and for the year ended December 31, 2005, also audited management’s assessment of internal control over financial reporting and issued an attestation report on that assessment.

/s/ Stephen D. Newlin Stephen D. Newlin President and Chief Executive Officer	/s/ W. David Wilson W. David Wilson Vice President and Chief Financial Officer
February 24, 2006

POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders PolyOne Corporation
We have audited management’s assessment, included in Item 9A,“Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting,” that PolyOne Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that PolyOne Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2005, and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of PolyOne Corporation and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG
Cleveland, Ohio
February 24, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders PolyOne Corporation
We have audited the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Oxy Vinyls, LP (a limited partnership in which the Company has a 24% interest) have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to 2005, 2004 and 2003 amounts included for Oxy Vinyls, LP, is based solely on the report of the other auditors.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG
Cleveland, Ohio
February 24, 2006

POLYONE CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2005	2004	2003

Sales	$2,450.6	$2,267.7	$2,048.1
Operating costs and expenses:
Cost of sales	2,153.5	1,934.2	1,736.9
Selling and administrative	178.2	201.9	244.8
Depreciation and amortization	50.7	50.9	57.7
Employee separation and plant phaseout	5.5	(1.4)	35.7
Asset impairments	0.4	3.8	19.4
Environmental remediation at inactive sites	0.9	8.7	2.7
Loss on sale of assets	—	5.9	0.3
Income from equity affiliates and minority interest	(78.9)	(64.7)	(34.5)

Operating income (loss)	140.3	128.4	(14.9)
Interest expense	(68.1)	(72.1)	(66.6)
Interest income	1.9	1.5	0.9
Other expense, net	(5.3)	(16.5)	(13.3)

Income (loss) before income taxes and discontinued operations	68.8	41.3	(93.9)
Income tax expense	(6.6)	(13.7)	(12.5)

Income (loss) before discontinued operations	62.2	27.6	(106.4)
Loss from discontinued operations and loss on sale, net of income taxes	(15.3)	(4.1)	(144.7)

Net income (loss)	$46.9	$23.5	$(251.1)

Earnings (loss) per common share:
Basic and diluted earnings (loss):
Before discontinued operations	$0.68	$0.30	$(1.17)
Discontinued operations	(0.17)	(0.04)	(1.59)

Basic and diluted earnings (loss) per share	$0.51	$0.26	$(2.76)

Weighted average shares used to compute earnings per share:
Basic	91.9	91.6	91.1
Diluted	92.0	91.8	91.1
See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$32.8	$38.6
Accounts receivable (less allowance of $6.4 in 2005 and $8.0 in 2004)	320.5	312.9
Inventories	191.8	205.3
Deferred income tax assets	20.1	20.1
Other current assets	27.4	19.5
Discontinued operations	20.9	23.3

Total current assets	613.5	619.7
Property, net	436.0	478.9
Investment in equity affiliates	273.9	263.3
Goodwill, net	315.3	321.0
Other intangible assets, net	10.6	10.1
Other non-current assets	60.0	59.7
Discontinued operations	6.7	22.1

Total assets	$1,716.0	$1,774.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term bank debt	$7.1	$2.3
Accounts payable, including amounts payable to related party (see Note N)	232.6	225.1
Accrued expenses	82.4	109.0
Current portion of long-term debt	0.7	49.3
Discontinued operations	11.2	13.8

Total current liabilities	334.0	399.5
Long-term debt	638.7	640.5
Post-retirement benefits other than pensions	107.9	113.9
Other non-current liabilities including pensions	214.3	233.7
Minority interest in consolidated subsidiaries	5.4	6.8

Total liabilities	1,300.3	1,394.4
Commitments and Contingencies (see Note N)
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2005 and 2004	1.2	1.2
Additional paid-in capital	1,066.4	1,067.2
Retained deficit	(162.0)	(208.9)
Common stock held in treasury, 30.3 shares in 2005 and 30.5 shares in 2004	(337.1)	(339.0)
Accumulated other comprehensive loss	(152.8)	(140.1)

Total shareholders’ equity	415.7	380.4

Total liabilities and shareholders’ equity	$1,716.0	$1,774.8

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2005	2004	2003

		(revised –	(revised –
		see note C)	see note C)
Operating activities
Net income (loss)	$46.9	$23.5	$(251.1)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Employee separation and plant phaseout charge (benefit)	5.5	(1.4)	35.7
Cash payments for employee separation and plant phaseout	(3.6)	(23.3)	(39.0)
Asset impairment charges	0.4	3.8	19.4
Charges for environmental remediation at inactive sites	0.9	8.7	2.7
Cash payments for environmental remediation at inactive sites	(8.7)	(1.6)	(2.8)
Depreciation and amortization	50.7	50.9	57.7
Loss on sale of assets	—	5.9	0.3
Loss on disposition of discontinued businesses and related plant phaseout charge	15.6	28.8	144.9
Companies carried at equity and minority interest:
Income from equity affiliates	(78.9)	(64.7)	(34.5)
Dividends and distributions received	67.4	51.5	24.7
Provision for deferred income taxes	2.0	0.7	4.7
Changes in assets and liabilities:
Accounts receivable	(23.6)	(21.7)	5.5
Inventories	9.3	1.5	25.3
Accounts payable	13.0	22.2	(29.9)
Increase (decrease) in sale of accounts receivable	7.9	(70.7)	(89.2)
Accrued expenses and other	(42.9)	(41.9)	(50.5)
Net cash provided by discontinued operations	1.8	5.9	6.7

Net cash provided (used) by operating activities	63.7	(21.9)	(169.4)
Investing activities
Capital expenditures	(32.1)	(23.9)	(29.4)
Return of capital by equity affiliates, net	—	8.3	3.9
Business acquisitions, net of cash acquired	(2.7)	(6.7)	(15.8)
Proceeds from sale of discontinued business, net	—	101.5	—
Proceeds from sale of assets	12.3	32.2	27.7
Net cash used by discontinued operations	(1.7)	(4.6)	(5.4)

Net cash provided (used) by investing activities	(24.2)	106.8	(19.0)
Financing activities
Change in short-term debt	4.8	1.2	0.4
Repayment of long-term debt	(49.0)	(94.9)	(90.1)
Issuance of long-term debt	—	—	300.0
Debt issuance costs	—	(0.4)	(15.0)
Termination of interest rate swap agreements	—	(0.3)	(2.6)
Proceeds from the exercise of stock options	0.5	0.3	—

Net cash provided (used) by financing activities	(43.7)	(94.1)	192.7
Effect of exchange rate changes on cash	(1.6)	(0.9)	3.0

Increase (decrease) in cash and cash equivalents	(5.8)	(10.1)	7.3
Cash and cash equivalents at beginning of year	38.6	48.7	41.4

Cash and cash equivalents at end of year	$32.8	$38.6	$48.7

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

									Accumulated
		Common			Additional	Retained	Common	Share	Other
(In millions, except per share	Common	Shares Held		Common	Paid-In	Earnings	Stock Held	Ownership	Comprehensive
data; shares in thousands)	Shares	in Treasury	Total	Stock	Capital	(Deficit)	in Treasury	Trust	Income (Loss)

Balance December 31, 2002	122,192	30,517	$579.7	$1.2	$1,069.5	$18.7	$(341.1)	$(1.8)	$(166.8)
Comprehensive income (loss):
Net loss			(251.1)			(251.1)
Translation adjustment			26.7						26.7
Adjustment of minimum pension liability, net of tax			9.1						9.1

Total comprehensive loss:			(215.3)
Stock-based compensation and benefits and exercise of options		(92)	2.4		(0.9)		1.3	0.6	1.4
Adjustment to market value			—		0.1			(0.1)

Balance December 31, 2003	122,192	30,425	$366.8	$1.2	$1,068.7	$(232.4)	$(339.8)	$(1.3)	$(129.6)
Comprehensive income:
Net income			23.5			23.5
Translation adjustment			7.9						7.9
Adjustment of minimum pension liability, net of tax			(19.9)						(19.9)

Total comprehensive income:			11.5
Stock-based compensation and benefits and exercise of options		55	2.1		(1.5)		0.8	1.3	1.5

Balance December 31, 2004	122,192	30,480	$380.4	$1.2	$1,067.2	$(208.9)	$(339.0)	$—	$(140.1)

Comprehensive income:
Net income			46.9			46.9
Translation adjustment			(9.3)						(9.3)
Adjustment of minimum pension liability, net of tax			(2.4)						(2.4)

Total comprehensive income:			35.2
Stock-based compensation and benefits and exercise of options		(225)	0.1		(0.8)		1.9		(1.0)

Balance December 31, 2005	122,192	30,255	$415.7	$1.2	$1,066.4	$(162.0)	$(337.1)	$—	$(152.8)

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION

Notes to Consolidated Financial Statements

Note A –	DESCRIPTION OF BUSINESS
PolyOne Corporation (PolyOne or Company) is an international polymer services company with operations in thermoplastic compounds, specialty polyvinyl chloride (PVC) vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution. PolyOne also has equity investments in manufacturers of PVC resin and its intermediates. PolyOne was formed on August 31, 2000 as a result of the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna).
     PolyOne’s operations are located primarily in the United States, Europe, Canada, Asia and Mexico. PolyOne operates in three segments: Performance Plastics, Distribution, and Resin and Intermediates. See Note R for more information.
     PolyOne sold its Elastomers and Performance Additives business in August 2004 and its Engineered Films business in February 2006. Elastomers and Performance Additives was a separate segment, and Engineered Films was previously included in the Performance Plastics segment. All historical information for these businesses is presented as discontinued operations. Unless otherwise noted, the disclosures in these financial statements pertain to PolyOne’s continuing operations. See Note B for more information.

Note B –	DISCONTINUED OPERATIONS
In October 2003, PolyOne announced that its future focus would be on its global Plastics Compounding, Color & Additive Masterbatch and Distribution businesses to improve profitability and strengthen its balance sheet because management believes these businesses have the strongest market synergies and potential for long-term success. Consequently, the Elastomers and Performance Additives, Engineered Films and Specialty Resins businesses were targeted for divestment. In December 2003, PolyOne’s board of directors authorized management to complete and execute plans to sell these businesses. The Elastomers and Performance Additives business was a separate segment and the Specialty Resins and Engineered Films businesses were included in the Performance Plastics segment.
     As a result, these businesses qualified for accounting treatment as discontinued operations as of December 31, 2003 under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, 2003 revenues, costs and expenses, assets and liabilities, and cash flows of these businesses were segregated in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
     The net assets held for sale of these businesses were written down to their projected net sale proceeds at December 31, 2003. The resulting charges were $92.6 million for the Elastomers and Performance Additives business, $26.5 million for the Engineered Films business and $11.4 million for the Specialty Resins business. These charges were included in “Income (loss) from discontinued operations and loss on sale, net of income taxes” in the Consolidated Statement of Operations for the year ended December 31, 2003 as reported in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2003.
     In August 2004, PolyOne sold the Elastomers and Performance Additives business to an entity formed by an investor group led by Lion Chemical Capital, LLC and ACI Capital Co., Inc. for gross proceeds of $120 million before associated fees and costs. A cash payment of $106 million was made on the closing date and the remaining $14 million was in the form of a six-year note from the buyer. Consequently, PolyOne recognized a $17.0 million non-cash pre-tax charge to adjust the net asset carrying value of the Elastomers and Performance Additives business on the date of sale to the net proceeds received. In the fourth quarter of 2004, PolyOne also recorded a $4.3 million charge to reduce the net carrying value of the net assets held for sale of the Engineered Films business to reflect management’s best estimate of the projected net sale proceeds. These charges are included in “Loss from discontinued operations and loss on sale, net of income taxes” in the Consolidated Statement of Operations for the year ended December 31, 2004.
     In December 2005, PolyOne announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations. The $11.4 million write-down of Specialty Resins’ net assets in 2003 is now included as an impairment loss in 2003 following the reclassification of Specialty Resins to continuing operations for all historic periods presented as of December 31, 2005. No adjustments to the carrying value were required when it was reclassified to continuing operations. Specialty Resins is now included in the Performance Plastics segment, where it had been previously.
     Also in 2005, PolyOne recorded additional charges of $15.1 million to further reduce the net assets held for sale of the Engineered Films business to reflect its net realizable value based upon current estimates.
     On February 15, 2006, PolyOne sold 82% of the Engineered Films business to an investor group consisting of members of the business unit’s management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. PolyOne does not expect to recognize any further gain or loss in 2006 from the transaction. PolyOne retained an 18% ownership interest in the company. Under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” when a business is sold with a retained interest, the cost method of accounting is appropriate if the disposal group qualifies as a compo-

POLYONE CORPORATION

nent of an entity, the selling entity has no significant influence or continuing involvement in the new entity, and the operations and cash flows of the business being sold will be eliminated from the ongoing operations of the company selling it. The Engineered Films business qualified as a component of an entity and PolyOne will have no significant influence or continuing involvement in the new entity. Activities that would be considered continuing cash flows (consisting of warehousing services and short-term transitional services) amount to less than one percent of the new entity’s corresponding costs, and for that reason are not considered significant. The operations and cash flows of the business being sold will be eliminated from the ongoing operations of PolyOne. PolyOne also considered the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and determined that the new entity would not be a variable interest entity subject to consolidation. As a result, the retained minority interest investment in the Engineered Films business will be reported on the cost method of accounting. The carrying amount of the major classes of assets and liabilities of Engineered Films at December 31, 2005 is reflected in “Discontinued operations” in the Consolidated Balance Sheets.
     The following table summarizes the results of discontinued operations. As required by generally accepted accounting principles in the United States, 2005 and 2004 results of discontinued operations do not include any depreciation or amortization expense.

(In millions)	2005	2004	2003

Sales:
Elastomers and Performance Additives	$—	$220.1	$348.1
Engineered Films	119.6	125.7	139.3

	$119.6	$345.8	$487.4
Pre-tax income (loss) from operations:
Elastomers and Performance Additives	$—	$17.2	$3.5
Engineered Films	0.5	0.6	(27.9)

	0.5	17.8	(24.4)
Pre-tax loss on disposition of businesses:
Elastomers and Performance Additives	(0.7)	(17.0)	(92.6)
Engineered Films	(15.1)	(4.3)	(26.5)

	(15.3)	(3.5)	(143.5)
Income tax expense, net of valuation allowance	—	(0.6)	(1.2)

Loss from discontinued operations	$(15.3)	$(4.1)	$(144.7)

Note C –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation – The Consolidated Financial Statements include the accounts of PolyOne and its subsidiaries. All majority-owned affiliates over which PolyOne has control are consolidated. Investments in affiliates and joint ventures in which PolyOne’s ownership is 50% or less, or in which PolyOne does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Intercompany transactions are eliminated. Transactions with related parties, including joint ventures, are in the ordinary course of business.
     Cash and Cash Equivalents – PolyOne considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.
     Allowance for Doubtful Accounts – PolyOne evaluates the collectibility of trade receivables based on a combination of factors. PolyOne regularly analyzes significant customer accounts and, when PolyOne becomes aware of a specific customer’s inability to meet its financial obligations to PolyOne, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position, PolyOne records a specific reserve for bad debt to reduce the related receivable to the amount PolyOne reasonably believes is collectible. PolyOne also records bad debt reserves for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If circumstances related to specific customers change, PolyOne’s estimates of the recoverability of receivables could be adjusted further.
     Concentrations of Credit Risk – Financial instruments that subject PolyOne to potential credit risk are trade accounts receivable, foreign exchange contracts and interest rate swap agreements. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting its customer base and their distribution among many industries and geographic locations. PolyOne is exposed to credit risk with respect to forward foreign exchange contracts and interest rate swap agreements in the event of non-performance by the counter-parties to these financial instruments. Management believes that the risk of incurring material losses related to this credit risk is remote.
     Sale of Accounts Receivable – PolyOne follows the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As a result, trade accounts receivable that are sold are removed from the balance sheet at the time of sale.
     Inventories – Inventories are stated at the lower of cost or market. Approximately 39% and 42% of PolyOne’s inventories at December 31, 2005 and 2004 are valued using the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued using the first-in, first-out (FIFO) or average cost method.
     Property and Depreciation – Property, plant and equipment is recorded at cost, net of depreciation and amortization that is computed principally using the straight-line method over the

POLYONE CORPORATION

estimated useful life of the assets, which ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding ten years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. Repair and maintenance costs are expensed as incurred.
     Depreciation expense was $48.0 million in 2005, $47.3 million in 2004 and $53.5 million in 2003.
     Impairment of Long-Lived Assets – As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” PolyOne reviews long-lived assets for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets are less than their carrying value. If an impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded for the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, internal appraisals or external appraisals, as applicable. Assets to be disposed of are carried at the lower of their carrying value or estimated net realizable value.
     Goodwill and Other Intangible Assets – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is subject to annual impairment testing. Other intangible assets, which consist primarily of non-contractual customer relationships, sales contracts, patents and technology, are amortized over their estimated useful lives. The remaining lives range from three to 20 years.
     Total amortization expense of other intangibles was $2.7 million in 2005, $3.6 million in 2004 and $4.2 million in 2003.
     Derivative Financial Instruments – SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative financial instruments, such as foreign exchange contracts and interest rate swap agreements, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them. Changes in the fair value of derivative financial instruments are recognized in the period when the change occurs in either net income or shareholders’ equity (as a component of accumulated other comprehensive income or loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows.
     PolyOne is exposed to foreign currency changes and interest rate fluctuations in the normal course of business. PolyOne has established policies and procedures that manage these exposures through the use of financial instruments. By policy, PolyOne does not enter into these instruments for trading purposes or speculation.
     PolyOne enters into foreign currency exchange forward contracts with major financial institutions to reduce the effect of fluctuating exchange rates, primarily on foreign currency inter-company lending transactions. These contracts are not treated as hedges and, as a result, are marked to market, with the resulting gains and losses recognized as other income or expense in the Consolidated Statements of Operations. Realized gains and losses on these contracts offset the foreign exchange gains and losses on the underlying transactions. PolyOne’s forward contracts have original maturities of one month.
     From time to time, PolyOne also enters into interest rate swap agreements that modify the exposure to interest risk by converting fixed-rate debt to a floating rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet. The net effect on PolyOne’s operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on the variable rate that is stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to its maturity. In this case, the amount paid or received at settlement is established by agreement at the time of termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of interest rate swap contracts are deferred within the hedged item and recognized over the remaining life of the contract. During 2004, PolyOne terminated one interest rate swap agreement and paid cash of $0.3 million. The deferred losses and gains were classified as long-term debt and are being amortized over the remaining life of the related debt instruments. See Note T for more information.
     Revenue Recognition – Revenue is recognized when title passes to the customer, based on shipping terms for the product sold or when the service is performed.
     Shipping and Handling Costs – Shipping and handling costs are included in cost of sales.
     Equity Affiliates – PolyOne recognizes its proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of PolyOne’s investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred and reduce the amount of future earnings of the equity investee recognized by PolyOne. At December 31, 2005 and 2004, there were no deferred losses related to equity investees.
     PolyOne accounts for its investments in equity affiliates under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and recognizes impairment losses in the value of investments that management judges to be other than temporary. See Note F for more information.
     Environmental Costs – PolyOne expenses recurring costs that are associated with managing hazardous substances and pollution

POLYONE CORPORATION

in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and PolyOne’s proportionate share of the amount can be reasonably estimated.
     Research and Development Expense – Research and development costs, which were $16.9 million in 2005, $15.6 million in 2004 and $18.5 million in 2003, are charged to expense as incurred.
     Income Taxes – Deferred tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities, and are measured using the tax rate and laws currently in effect.
     Foreign Currency Translation – Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries and equity investees are translated using the exchange rate at the end of the period. PolyOne’s share of the resulting translation adjustment is recorded as accumulated other comprehensive income or loss in shareholders’ equity. The cumulative unrecognized translation adjustment loss was $20.0 million at December 31, 2005, $10.7 million at December 31, 2004 and $18.6 million at December 31, 2003. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in net income.
     Marketable Securities – Marketable securities are classified as available for sale and are presented at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged as accumulated other comprehensive income or loss in shareholders’ equity.
     Stock-Based Compensation – As provided under SFAS No. 123, “Accounting for Stock Based Compensation,” PolyOne accounts for stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the PolyOne stock at the date of the grant over the amount an option holder must pay to acquire the stock. Compensation cost for stock appreciation rights (SARs) is recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne stock covered by the grant exceeds the SARs specified value. At December 31, 2005, 1.5 million SARs were issued and outstanding, of which 0.8 million were vested and exercisable at share prices ranging from $6.00 to $12.22.
     The following pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if PolyOne had accounted for its equity based awards under the fair value method of that statement. The weighted-average fair value per share of equity awards granted in 2005 was $4.18, in 2004 was $3.57 and in 2003 was $2.46. The fair value of these awards was estimated at the grant date using the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	3.8%	4.1%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	5 years	7 years	7 years
Expected volatility	42.0%	42.3%	43.8%
     The Black-Scholes-Merton option-pricing model was used to value stock options. The Black-Scholes-Merton option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. A binomial model using Monte Carlo simulation was used to value SARs.
     The following table illustrates the effect on net income (loss) and earnings (loss) per common share if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, using the fair value estimate.

	For the Years Ended December 31,
(In millions, except per share data)	2005	2004	2003

Net income (loss), as reported	$46.9	$23.5	$(251.1)
Add: Total stock-based employee compensation (benefit) expense included in reported net income (loss), net of tax	(0.6)	2.7	1.4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4.1)	(4.3)	(5.3)

Pro forma net income (loss)	$42.2	$21.9	$(255.0)

Earnings (loss) per common share:
Basic and diluted – as reported	$0.51	$0.26	$(2.76)
Basic and diluted – pro forma	$0.46	$0.24	$(2.80)
     New Accounting Pronouncements – On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
     PolyOne adopted SFAS No. 123(R) using the modified-prospective method as of January 1, 2006. The modified-prospective method requires the recognition of compensation costs beginning with the effective date for all share-based payments that are granted after the effective date and for all awards that are granted to employees prior to the effective date that remain

POLYONE CORPORATION

unvested on the effective date. PolyOne currently estimates that the impact of adopting SFAS No. 123(R) will be an additional pre-tax charge in 2006 of approximately $3 million based on unvested awards issued prior to the effective date of 123(R) and the new awards issued after the effective date on January 1, 2006.
     Through December 31, 2005, as permitted by SFAS No. 123, PolyOne accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee equity awards. The adoption of SFAS No. 123(R)’s fair value method will have an impact on PolyOne’s results of operations, but it will have no impact on its overall financial position. Had PolyOne adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown previously in this Note C. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation be reported as a financing cash flow, rather than as an operating cash flow as required by current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. However, since the Company is in a net operating loss carryforward position for income taxes, there would have been no impact on its cash flow statements for each of the three years in the period ended December 31, 2005.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the associated production facilities. PolyOne adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be applied retroactively, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. PolyOne adopted SFAS No. 154 as of January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.
     Use of Estimates – The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during these periods. Significant estimates in these Consolidated Financial Statements include sales discounts and rebates, restructuring charges, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental and asbestos-related liabilities, income taxes and tax valuation reserves, goodwill and the determination of discount and other rate assumptions used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
     Reclassification – Certain amounts for 2004 and 2003 have been reclassified to conform to the 2005 presentation.
     Consolidated Statements of Cash Flows – In 2005, PolyOne has separately disclosed the operating, investing and financing portions of the cash flows that were attributable to its discontinued operations. In prior periods cash flows attributable to discontinued operations were reported on a combined basis on one separate line item.

Note D –	GOODWILL AND INTANGIBLE ASSETS
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value.
     Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 by segment are as follows:

	Performance
(In millions)	Plastics	Distribution	Total

January 1, 2004	$332.9	$1.1	$334.0
Business acquisition	1.8	0.5	2.3
Business divestiture	(9.0)	—	(9.0)
Reduction of acquired tax accrual	(6.1)	—	(6.1)
Translation adjustment	(0.2)	—	(0.2)

December 31, 2004	$319.4	$1.6	$321.0
Business acquisition	1.0	—	1.0
Reduction of acquired tax accrual	(6.7)	—	(6.7)

December 31, 2005	$313.7	$1.6	$315.3

     PolyOne acquired the remaining 16% of Star Color, a Thailand-based color and additives business, in the first quarter of 2005.

POLYONE CORPORATION

     The reduction of the acquired tax accrual represents an adjustment to goodwill from resolving income tax uncertainties that existed prior to the business combination of Geon and Hanna.
     As of December 31, 2005, PolyOne had $315.3 million of goodwill that resulted from acquiring businesses. SFAS No. 142 requires an annual assessment for potential impairment of goodwill. PolyOne has elected July 1 as its annual assessment date.
     PolyOne uses a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of its reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of these two methods provides reasonable estimates of a reporting unit’s fair value. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, management believes that the combination of these two methods provides a reasonable approach to estimate the fair value of PolyOne’s reporting units. No assumptions or estimates differed between these two methods as of any valuation date for each reporting unit.
     SFAS No. 142 requires that this assessment be performed at the “reporting unit” level. PolyOne has identified two reporting units within the Performance Plastics segment: Polymer Coatings Systems and Plastic Compounds and Colors. The Polymer Coatings Systems reporting unit is comprised of businesses acquired after the formation of PolyOne that produce liquid polymer coating systems that use a base resin of specialty vinyl resin, natural rubber latex or polyurethane resin. Goodwill associated with the Polymer Coating Systems reporting unit was $60.5 million as of December 31, 2005 and resulted from the purchase accounting that was done at the time of each acquisition. The Plastic Compounds and Colors reporting unit is comprised of businesses that were in existence at the formation of PolyOne that produce specialty vinyl resins and vinyl-based compounds. Goodwill associated with the Plastic Compounds and Colors reporting unit was $253.2 million as of December 31, 2005 and resulted from the original purchase accounting that was done when PolyOne was formed.
     The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to PolyOne’s reporting units. The key estimates and assumptions that are used to determine fair value under this approach include projected future results and a control premium applied to the market multiples to adjust the enterprise value upward for a 100% ownership interest, where applicable. Projected results for the next 12 months are used due to the forward-looking nature of the market-related multiples. Projected future results are based upon management’s best estimates, which take into account projected economic and market conditions and the reporting unit’s business plans.
     The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s five- to ten-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital that is calculated for the reporting unit’s industry. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections.
     Under SFAS No. 142, a detailed determination of a reporting unit’s fair value may be carried forward from one year to the next if certain criteria are met. These criteria are: 1) the assets and liabilities of the reporting unit have not changed significantly since the last fair value determination; 2) the most recent fair value determination resulted in an amount that exceeded the carrying value of the reporting unit by a substantial amount; and 3) based on events and circumstances, the likelihood of a determination of fair value being less than the carrying value is remote. The average fair values of the Plastic Compounds and Colors reporting unit exceeded the carrying value by 74% as of July 1, 2004. These three criteria were met for the Plastic Compounds and Colors reporting unit and annual testing was deemed not to be necessary as of July 1, 2005.
     As a result, only the Polymer Coating Systems reporting unit required testing under the provisions of SFAS No. 142 as of July 1, 2005. The average fair values of the market approach and income approach exceeded the carrying value by 27% for the Polymer Coating Systems reporting unit as of July 1, 2005. Using the lowest fair value determined by these two methodologies would have resulted in a fair value that exceeded the carrying value by 22%.
     Even though PolyOne determined that there was no additional goodwill impairment as of the July 1, 2005 annual assessment, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant

POLYONE CORPORATION

customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on July 1, 2006.
     Information regarding other intangible assets follows:

	As of December 31, 2005

	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(5.6)	$—	$3.0
Sales contract	9.6	(8.4)	—	1.2
Patents, technology and other	7.3	(2.0)	1.1	6.4

Total	$25.5	$(16.0)	$1.1	$10.6

	As of December 31, 2004

	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(4.4)	$—	$4.2
Sales contract	9.6	(7.7)	—	1.9
Patents, technology and other	4.1	(1.2)	1.1	4.0

Total	$22.3	$(13.3)	$1.1	$10.1

     Amortization of other intangible assets was $2.7 million for the year ended December 31, 2005 and $3.6 million for the year ended December 31, 2004. Amortization expense for each of the next five years is expected to be approximately $2 million per year.
     The carrying values of intangible assets and other investments are adjusted to estimated net future cash flows as a result of an evaluation done each year end, or more often when indicators of impairment exist. The following non-cash impairment charges were recorded:

(In millions)	2005	2004	2003

Customer contract – lower profit expectations	—	3.3	—
Customer lists – lower profit expectations	—	—	4.3
Technology investment deemed to be not marketable	—	—	0.7

Note E –	EMPLOYEE SEPARATION AND PLANT PHASEOUT
Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs.
     Employee separation costs include salary continuation benefits, medical coverage and outplacement assistance and are based upon a formula that takes into account each individual employee’s base compensation and length of service. PolyOne maintains a severance plan that provides specific benefits to all employees (except those who are employed under collective bargaining agreements) who lose their jobs due to reduction in workforce or job elimination initiatives, or from closing manufacturing facilities. Collective bargaining employees are covered under the terms of each specific agreement. The amount is determined separately for each employee and is recognized at the date the employee is notified if the expected termination date will be within 60 days of notification or is accrued on a straight-line basis over the period from the notification date to the expected termination date if the termination date is more than 60 days after the notification date.
     Plant phaseout costs include the impairment of property, plant and equipment at manufacturing facilities, and the resulting write-down of the carrying value of these assets to fair value, which represents management’s best estimate of the net proceeds to be received for the assets to be sold or scrapped, less any costs to sell. Plant phaseout costs also include cash facility closing costs and lease termination costs. Assets transferred to other PolyOne facilities are transferred at net book value.
     Plant phaseout costs associated with continuing operations are reflected on the Consolidated Statements of Operations on the line “Employee separation and plant phaseout.” Plant phaseout costs associated with discontinued operations are included in the Consolidated Statements of Operations on the line “Loss from discontinued operations, net of income taxes.” Plant phaseout costs for continuing operations relate to the Performance Plastics segment, and plant phaseout costs for discontinued operations relate to the Engineered Films business, formerly included in the Performance Plastics segment, and the Elastomers and Performance Additives business, which was previously reported as a separate segment. For more information, see Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.
     2005 Charges – Employee separation and plant phaseout costs for 2005 were $5.5 million. Operating income includes a $2.5 million charge to be paid pursuant to the terms of an October 6, 2005 separation agreement between PolyOne and Thomas A. Waltermire as the President, Chief Executive Officer and a Director. The amounts accrued at December 31, 2005 are expected to be paid out through 2008.
     The $2.5 million loss on the sale of facilities and equipment of previously idled operations reflects the amount in excess of the estimate at December 31, 2004 when the carrying value of these assets was reduced to estimated future net proceeds.

POLYONE CORPORATION

     Operating income was also reduced by $0.5 million from the November 2005 announcement to close the Company’s Manchester, England plastic color additives facility by the end of the first quarter of 2006. Of the 44 employees affected by the facility closing, 22 were terminated by December 31, 2005. An additional charge of $0.3 million for employee separation will be recognized in the first quarter of 2006 as the plant phaseout is completed.
     Loss from discontinued operations reflects a $0.2 million benefit relative to employee separation costs as a result of adjusting estimates when the activities were completed.
     2004 Charges – Operating income includes a $1.4 million benefit from adjusting the estimated remaining liabilities associated with restructuring initiatives announced in prior years. Loss from discontinued operations included a $7.5 million pre-tax charge from closing an Engineered Films’ manufacturing facility and two Elastomers and Performance Additives’ manufacturing facilities in the first quarter of 2004. All of the employees who were affected by the restructuring initiatives announced in 2004 and prior years were terminated as of December 31, 2004.
     2003 Charges – Operating income for 2003 was reduced by $35.7 million for employee separation and plant phaseout costs resulting from a January 2003 announcement to reduce approximately 400 staff personnel, a June 2003 decision to close the Fort Worth, Texas Color Additives facility, and the adjustment of the remaining liabilities associated with restructuring initiatives that had been announced in prior years. During the third quarter of 2003, PolyOne also closed two leased Ohio administrative offices, closed a portion of the Mexico Distribution business and reduced personnel levels in certain North American manufacturing facilities. Charges of $25.8 million that were included in discontinued operations resulted primarily from decisions to close an Engineered Films plant and two Elastomers and Performance Additives plants.
     The following table summarizes the provisions, payments and remaining reserves associated with each of these initiatives from December 31, 2003 through December 31, 2005:

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

January 2003 reduction of staff personnel
Balance at January 1, 2003	—	$—	$—	$—	$—
Continuing operations charge	400	18.3			18.3
Discontinued operations charge		2.4			2.4
Utilized 2003	(400)	(19.2)			(19.2)

Balance at December 31, 2003	—	$1.5	$—	$—	$1.5
Continuing operations benefit		(0.5)			(0.5)
Utilized 2004		(1.0)			(1.0)

Balance at December 31, 2004	—	$—	$—	$—	$—

Balance at December 31, 2005	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

Performance Plastics restructuring announced in 2001
Balance at January 1, 2003	40	$13.5	$1.1	$—	$14.6
Continuing operations charge (benefit)		(3.6)	0.3	1.1	(2.2)
Utilized 2003	(40)	(9.0)	(1.3)	(1.1)	(11.4)

Balance at December 31, 2003	—	$0.9	$0.1	$—	$1.0
Continuing operations benefit		(0.9)	(0.1)	(0.3)	(1.3)
Utilized 2004				0.3	0.3

Balance at December 31, 2004	—	$—	$—	$—	$—

Balance at December 31, 2005	—	$—	$—	$—	$—

POLYONE CORPORATION

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

Closure and exit of Engineered Films manufacturing plants
Balance at January 1, 2003	—	$—	$—	$—	$—
Discontinued operations charge	199	4.8	3.2	7.1	15.1
Utilized 2003	(82)	(2.2)	(0.9)	(7.1)	(10.2)

Balance at December 31, 2003	117	$2.6	$2.3	$—	$4.9
Discontinued operations charge		3.6	(0.1)		3.5
Utilized 2004	(117)	(5.2)	(1.4)		(6.6)

Balance at December 31, 2004	—	$1.0	$0.8	$—	$1.8
Discontinued operations benefit		(0.2)			(0.2)
Utilized 2005		(0.8)	(0.8)		(1.6)

Balance at December 31, 2005	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

Wynne, Arkansas and Deforest, Wisconsin production facility closures
Balance at January 1, 2003	—	$—	$—	$—	$—
Discontinued operations charge	137	1.6		5.5	7.1
Utilized 2003				(5.5)	(5.5)

Balance at December 31, 2003	137	$1.6	$—	$—	$1.6
Discontinued operations charge		1.0	2.5		3.5
Utilized 2004	(137)	(2.6)	(2.5)		(5.1)

Balance at December 31, 2004	—	$—	$—	$—	$—

Balance at December 31, 2005	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

June 2003 closure of Ft. Worth, Texas color additives plant
Balance at January 1, 2003	—	$—	$—	$—	$—
Continuing operations charge	32	0.5	0.4	2.7	3.6
Utilized 2003	(32)	(0.5)	(0.4)	(2.7)	(3.6)

Balance at December 31, 2003	—	$—	$—	$—	$—
Continuing operations charge		0.6			0.6
Utilized 2004		(0.6)			(0.6)

Balance at December 31, 2004	—	$—	$—	$—	$—

Balance at December 31, 2005	—	$—	$—	$—	$—

POLYONE CORPORATION

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

Mexico & North America administrative staff reductions
Balance at January 1, 2003	—	$—	$—	$—	$—
Continuing operations charge	340	12.9	2.6	0.5	16.0
Discontinued operations charge		1.2			1.2
Utilized 2003	(189)	(5.1)	(0.4)	(0.5)	(6.0)

Balance at December 31, 2003	151	$9.0	$2.2	$—	$11.2
Continuing operations benefit		(0.2)			(0.2)
Discontinued operations charge		0.5			0.5
Utilized 2004	(151)	(8.5)	(1.5)		(10.0)

Balance at December 31, 2004	—	$0.8	$0.7	$—	$1.5
Continuing operations charge				2.5	2.5
Utilized 2005		(0.8)	(0.7)	(2.5)	(4.0)

Balance at December 31, 2005	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

Executive severance
Balance at December 31, 2004	—	$—	$—	$—	$—
Continuing operations charge	1	2.5			2.5
Utilized 2005	(1)				—

Balance at December 31, 2005	—	$2.5	$—	$—	$2.5

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

Closure and exit of Manchester, England Color Additives facility
Balance at December 31, 2004	—	$—	$—	$—	$—
Continuing operations charge	44	0.5			0.5
Utilized 2005	(22)	(0.5)			(0.5)

Balance at December 31, 2005	22	$—	$—	$—	$—

POLYONE CORPORATION

	Employee Separation		Plant Phaseout Costs

	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Writedowns	Total

Total
Balance at January 1, 2003	40	$13.5	$1.1	$—	$14.6
Continuing operations charge	772	28.1	3.3	4.3	35.7
Discontinued operations charge	336	10.0	3.2	12.6	25.8
Utilized 2003	(743)	(36.0)	(3.0)	(16.9)	(55.9)

Balance at December 31, 2003	405	$15.6	$4.6	$—	$20.2
Continuing operations		(1.0)	(0.1)	(0.3)	(1.4)
Discontinued operations		5.1	2.4		7.5
Utilized 2004	(405)	(17.9)	(5.4)	0.3	(23.0)

Balance at December 31, 2004	—	$1.8	$1.5	$—	$3.3
Continuing operations	45	3.0		2.5	5.5
Discontinued operations		(0.2)			(0.2)
Utilized 2005	(23)	(2.1)	(1.5)	(2.5)	(6.1)

Balance at December 31, 2005	22	$2.5	$—	$—	$2.5

Note F –	Financial Information of Equity Affiliates
PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates.
     PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of polyvinyl chloride (PVC) resins. OxyVinyls is a leading producer of PVC resins in North America. Summarized financial information for OxyVinyls follows:

(In millions)	2005	2004	2003

OxyVinyls:
Net sales	$2,502.0	$2,272.5	$1,760.4
Operating income	$195.8	$267.1	$117.7
Partnership income as reported by OxyVinyls	$129.9	$199.8	$92.4
PolyOne’s ownership of OxyVinyls	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	31.2	48.0	22.2
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.6	0.6	0.6

Earnings of equity affiliate recorded by PolyOne	$31.8	$48.6	$22.8

Current assets	$467.3	$391.5
Non-current assets	1,234.8	1,368.3

Total assets	1,702.1	1,759.8

Current liabilities	276.0	244.3
Non-current liabilities	376.0	482.8

Total liabilities	652.0	727.1

Partnership capital	$1,050.1	$1,032.7

     OxyVinyls’ income during 2005 includes a charge for the impairment of a previously idled chlor-alkali facility. PolyOne’s share was $22.9 million.
     PolyOne also owns 50% of SunBelt Chlor-Alkali Partnership (SunBelt). Summarized financial information for SunBelt follows:

(In millions)	2005	2004	2003

SunBelt:
Net sales	$167.0	$105.8	$97.0
Operating income	$92.2	$35.6	$31.9
Partnership income as reported by SunBelt	$81.3	$23.5	$18.8
PolyOne’s ownership of SunBelt	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$40.7	$11.7	$9.4

Current assets	$28.4	$18.9
Non-current assets	120.5	125.5

Total assets	148.9	144.4

Current liabilities	19.4	18.0
Non-current liabilities	134.1	146.3

Total liabilities	153.5	164.3

Partnership deficit	$(4.6)	$(19.9)

     OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine that is produced by SunBelt up to a maximum of 250,000 tons per year at market price, less a discount. OxyVinyls’ chlorine purchases from SunBelt were $76.3 million in 2005 and $61.7 million in 2004.

POLYONE CORPORATION

     The Performance Plastics segment includes DH Compounding Company (owned 50%), BayOne Urethane Systems L.L.C. (owned 50%) and Geon/ Polimeros Andinos (owned 50%) equity affiliates.
     Combined summarized financial information for these equity affiliates follows. The amounts shown represent the entire operations of these businesses.

(In millions)	2005	2004

Net sales	$127.0	$116.0
Operating income	$14.4	$12.8
Net income	$12.0	$11.3

Current assets	$34.9	$33.3
Non-current assets	31.1	35.5

Total assets	$66.0	$68.8

Current liabilities	$29.7	$29.7
Non-current liabilities	2.8	1.7

Total liabilities	$32.5	$31.4

Note G –	FINANCING ARRANGEMENTS
     Long-term debt at December 31 consisted of the following:

(In millions)	2005	2004

6.875% debentures due 2005	$—	$29.2
10.625% senior notes due 2010	300.0	300.0
8.875% senior notes due 2012	198.9	198.7
7.500% debentures due 2015	50.0	50.0
Medium-term notes – interest rates from 6.52% to 7.16% with a weighted average rate of 6.83% and 6.82% at December 31, 2005 and 2004, respectively – due between 2005 and 2011	90.5	110.3
Colombian peso denominated notes, interest rate at 11.46%, due 2005	—	1.5
Bank borrowings	—	0.1

Total long-term debt	$639.4	$689.8
Less current portion	0.7	49.3

Total long-term debt, net of current portion	$638.7	$640.5

     Aggregate maturities of long-term debt for the next five years are: 2006 – $0.7 million; 2007 – $19.2 million; 2008 – $18.6 million; 2009 – $17.8 million; 2010 – $317.3 million; and thereafter – $265.8 million.
     As of December 31, 2005, PolyOne’s secured borrowings were not at levels that would trigger the security provisions of the indentures governing its senior notes and debentures and its guarantee of the SunBelt notes.
     Revolving Credit Facility – During the third quarter of 2004, PolyOne amended its revolving credit facility to reduce the borrowing capacity from $50 million to $30 million to align borrowing capacity with credit requirements following the sale of the Elastomers and Performance Additives business, and because PolyOne would have limited access to amounts above $30 million without triggering the security provisions of the indentures governing the senior unsecured notes and debentures and the guarantee of the SunBelt notes. On July 26, 2005, PolyOne amended its revolving credit facility to modify the financial covenants. The revolving credit facility has a three-year term that expires in May 2006. The maximum amount that may be borrowed under the revolving credit facility is limited to 95% of the amount that may be borrowed and secured without triggering the security provisions of the indentures that govern the existing senior unsecured notes and debentures and the guarantee of the SunBelt notes. The revolving credit facility makes up to $30 million available for the issuance of standby letters of credit. Obligations under the revolving credit facility are secured by substantially all of PolyOne’s domestic intellectual property and inventory and some of its domestic real property.
     As of December 31, 2005, PolyOne had no amounts outstanding under the revolving credit facility, although the facility served as a back-up facility for $6.0 million of outstanding letters of credit and for $5.0 million of loan guarantees related to PolyOne’s Shenzhen subsidiary. The amount available for borrowing under the revolving credit facility at December 31, 2005 was $13.8 million.
     The weighted-average interest rate on short-term borrowings was 4.3% at December 31, 2005 and 3.7% at December 31, 2004. Total interest paid on long-term and short-term borrowings was $63.5 million in 2005, $69.2 million in 2004 and $63.2 million in 2003.
     PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest risk by converting fixed-rate obligations to floating rates. On September 3, 2004, PolyOne terminated one of its seven existing interest rate swap agreements at a cash cost of $0.3 million. The six remaining agreements had a net fair value obligation of negative $5.8 million and negative $3.6 million at December 31, 2005 and 2004, respectively. The weighted-average interest rate for these six agreements was 8.2% at December 31, 2005 and 6.1% at December 31, 2004. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” There have been no material changes in the market risk faced by PolyOne from December 31, 2004 to December 31, 2005.

POLYONE CORPORATION

     The following table shows the interest rate impact of the swap agreements at December 31, 2005 and 2004:

	Effective	Effective
	Interest	Interest
	Rate at	Rate at
	December 31,	December 31,
	2005	2004

6.875% debentures due in 2005	—	4.75%
$119.25 million of medium-term notes with a weighted-average interest rate of 6.82%	—	5.40%
$100.75 million of medium-term notes with a weighted-average interest rate of 6.83%	6.9%	—

Note H –	LEASING ARRANGEMENTS
PolyOne leases certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $19.3 million in 2005, $18.3 million in 2004 and $21.8 million in 2003.
     Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year at December 31, 2005 were as follows: 2006 – $14.9 million; 2007 – $11.7 million; 2008 – $9.1 million; 2009 – $7.1 million; 2010 – $6.3 million; and thereafter – $14.6 million.

Note I –	SALE OF ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consist of the following:

(In millions)	2005	2004

Trade accounts receivable	$139.6	$151.8
Retained interest in securitized accounts receivable	187.3	169.1
Allowance for doubtful accounts	(6.4)	(8.0)

	$320.5	$312.9

     Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, bankruptcy-remote subsidiary. At December 31, 2005, accounts receivable totaling $195.2 million were sold by PolyOne to PFC and, as a result, are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At December 31, 2005, PFC had sold $7.9 million of its undivided interests in accounts receivable. PolyOne retained an interest in the $187.3 million difference between the amount of trade receivables that were sold by PolyOne to PFC and the undivided interests that were sold by PFC. As a result, this retained interest is included in accounts receivable on the Consolidated Balance Sheets at December 31, 2005.
     As a result of the sale of the Elastomers and Performance Additives business in August 2004, the receivables sale facility was amended in the third quarter of 2004 to reduce the amount of eligible receivables that were available for sale from $225 million to $175 million. On July 26, 2005, PolyOne amended the receivables sale facility further to extend the expiration date to July 2010, reduce the cost of utilizing the facility and modify a financial covenant. As amended, PolyOne must maintain a minimum Fixed Charge Coverage Ratio, as defined in the agreement that governs the receivables sale facility, of at least one to one when the unused drawing availability under the facility is $40 million or less.
     The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million limit under the facility, of which $13 million was used at December 31, 2005. Continued availability of the securitization program depends upon compliance with covenants that are contained in the related agreements. As of December 31, 2005, PolyOne was in compliance with these covenants. The securitization agreement does not contain any credit rating downgrade triggers which could end the program.
     PolyOne receives the remaining proceeds from collection of the receivables after a deduction for the aggregate yield payable on the undivided interests in the receivables sold by PFC, a servicer’s fee, an unused commitment fee (between 0.25% and 0.50%, depending upon the amount of the unused portion of the facility), fees for any outstanding letters of credit, and an administration and monitoring fee ($150,000 per annum).
     PolyOne also services the underlying accounts receivable and receives a service fee of 1% per annum on the average daily amount of the outstanding interests in its receivables. The net discount and other costs of the receivables sale facility are included in other expense, net in the Consolidated Statements of Operations.

Note J –	INVENTORIES

	December 31,	December 31,

(In millions)	2005	2004

At FIFO or average cost, which approximates current cost:
Finished products and in process	$155.0	$146.4
Raw materials and supplies	86.8	99.2

	241.8	245.6
Reserve to reduce certain inventories to LIFO cost basis	(50.0)	(40.3)

	$191.8	$205.3

Percentage valued by the LIFO method	39%	42%

POLYONE CORPORATION

Note K –	PROPERTY

	December 31,	December 31,

(In millions)	2005	2004

Land and land improvements	$40.6	$46.7
Buildings	253.4	254.8
Machinery and equipment	827.5	834.4

	1,121.5	1,135.9
Less accumulated depreciation and amortization	(685.5)	(657.0)

	$436.0	$478.9

Note L –	OTHER BALANCE SHEET LIABILITIES

	Accrued Expenses		Non-current Liabilities

	December 31,		December 31,

(In millions)	2005	2004	2005	2004

Employment costs	$39.4	$48.1	$12.8	$13.7
Environmental	7.3	7.9	47.9	56.6
Taxes	8.2	13.8	—	—
Post-retirement benefits	8.9	11.4	—	—
Interest	7.7	7.9	—	—
Pension	4.8	5.5	135.4	120.1
Employee separation and plant phaseout	2.5	2.6	—	0.7
Insurance accruals	0.1	1.0	1.8	6.2
Other	3.5	10.8	16.4	36.4

	$82.4	$109.0	$214.3	$233.7

Note M –	EMPLOYEE BENEFIT PLANS
PolyOne has two defined-benefit pension plans that accrue benefits for certain U.S. employees. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service, which was frozen as of December 31, 2002. All U.S. defined-benefit pension plans are closed to new participants.
     PolyOne recorded an intangible asset of $0.1 million for funded and unfunded pension plans as of December 31, 2005, and of $0.2 million as of December 31, 2004. Accumulated other comprehensive income or loss in shareholders’ equity included $133.4 million after tax at December 31, 2005 and $131.0 million after tax at December 31, 2004 for the accumulated minimum pension liability. The income tax benefit for the adjustment of the minimum pension liability was $0.2 million in 2005 and $7.3 million in 2004.
     PolyOne also sponsors several unfunded defined-benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. Most of the health care plans are contributory. Retiree contributions are adjusted periodically, and these plans contain other cost-sharing features such as a maximum cap on the Company’s cost, deductibles and cost sharing. Life insurance plans are generally non-contributory.
     PolyOne uses December 31 as the measurement date for all of its plans. Effective December 31, 2005, PolyOne adopted the RP2000 mortality table to better estimate the future liabilities under its defined-benefit pension plans.

POLYONE CORPORATION

     The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined-benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits

(In millions)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation — beginning of year	$526.2	$494.9	$112.5	$167.5
Service cost	1.3	1.1	0.4	0.5
Interest cost	28.9	29.6	5.9	8.2
Participant contributions	—	—	4.6	3.7
Benefits paid	(36.2)	(35.2)	(16.9)	(19.2)
Acquired businesses and plan amendments	7.9	10.3	(8.8)	(44.4)
Change in discount rate and other	8.5	25.5	4.9	(3.8)

Benefit obligation — end of year	$536.6	$526.2	$102.6	$112.5
Projected salary increases	26.1	22.4	—	—

Accumulated benefit obligation	$510.5	$503.8	$102.6	$112.5

Change in plan assets:
Plan assets — beginning of year	$377.6	$309.0	$—	$—
Actual return on plan assets	23.9	27.0	—	—
Company contributions	5.5	73.6	12.3	15.5
Plan participants’ contributions	—	—	4.6	3.7
Benefits paid	(36.2)	(35.2)	(16.9)	(19.2)
Other	(0.8)	3.2	—	—

Plan assets — end of year	$370.0	$377.6	$—	$—

Funded status:
Projected benefit obligation in excess of plan assets	$(166.6)	$(148.6)	$(102.6)	$(112.5)
Unrecognized prior service cost	(0.6)	(0.7)	(47.6)	(42.7)
Unrecognized net actuarial loss	196.2	190.8	33.4	29.9

Net amount recognized	$29.0	$41.5	$(116.8)	$(125.3)

     Amounts included in the Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits

(In millions)	2005	2004	2005	2004

Accrued benefit cost, net	$(140.2)	$(125.6)	$(116.8)	$(125.3)
Intangible assets	0.1	0.2	—	—
Minimum Pension liability included in accumulated other comprehensive income	169.1	166.9	—	—

Net amount recognized	$29.0	$41.5	$(116.8)	$(125.3)

POLYONE CORPORATION

     As of December 31, 2005 and 2004, PolyOne had plans with a Projected Benefit Obligation and an Accumulated Benefit Obligation in excess of the related plan assets. Information for these plans is presented below:

	Pension Benefits

(In millions)	2005	2004

Projected benefit obligation	$534.2	$523.3
Accumulated benefit obligation	508.1	501.2
Fair value of plan assets	366.6	374.2

	Pension Benefits			Health Care Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	5.66%	5.58%	6.25%	5.56%	5.43%	6.25%
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	11%	11%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2012	2011	2010
     An expected return on plan assets of 8.50% will be used to calculate the 2006 pension expense. The expected long-term return rate on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns.
     The following table summarizes the components of net period benefit cost that was recognized during each of the years in the three-year period ended December 31, 2005. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits

(Dollars in millions)	2005	2004	2003	2005	2004	2003

Components of net periodic benefit costs:
Service cost	$1.3	$1.1	$1.4	$0.4	$0.5	$0.8
Interest cost	28.9	29.6	30.0	5.9	8.2	10.2
Expected return on plan assets	(31.7)	(26.3)	(21.7)	—	—	—
Curtailment and settlement charges	0.4	0.1	0.2	—	—	0.1
Amortization of unrecognized (gains) or losses, transition obligation and prior service cost	13.0	10.7	13.8	(3.3)	(0.8)	0.8

	$11.9	$15.2	$23.7	$3.0	$7.9	$11.9

	Pension Benefits			Health Care Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine net period benefit cost for the years ended December 31:
Discount rate	5.58%	6.25%	6.75%	5.43%	6.25%	6.75%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of compensation increase	3.5%	3.5%	4.0- 7.0%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	10%	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2011	2010	2009

POLYONE CORPORATION

     Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following impact:

	1-Percentage-	1-Percentage-
	Point	Point
(In millions)	Increase	Decrease

Effect on total of service and interest cost	$0.4	$(0.3)
Effect on post-retirement benefit obligation	6.9	(6.2)
     PolyOne’s pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. PolyOne’s expected portfolio asset mix also considers the duration of the plan liabilities and gives more weight to equity positions than to fixed income securities. PolyOne’s pension asset investment allocation guidelines are to invest 60% to 75% in equity securities and 25% to 40% in debt securities (including cash equivalents). PolyOne’s weighted-average asset allocations at December 31, 2005 and 2004 were as follows:

	Plan Assets at
	December 31,

Asset Category	2005	2004

Equity securities	63%	67%
Debt securities	36	29
Other	1	4

	100%	100%

     The estimated future benefit payments for PolyOne’s pension and health care plans are as follows:

			Medicare
	Pension	Health Care	Part D
(In millions)	Benefits	Benefits	Subsidy

2006	$34.5	$8.9	$1.4
2007	34.3	9.2	1.4
2008	34.4	9.3	1.6
2009	34.5	9.4	1.7
2010	35.1	9.3	1.7
2011 through 2015	180.5	43.6	8.8
     The Company’s estimate of 2006 employer contributions is $4.8 million to all qualified and nonqualified pension plans and $8.9 million to all health care benefit plans. The Company does not anticipate any minimum funding requirements for its U.S. qualified defined-benefit plans in 2006.
     PolyOne sponsors a voluntary retirement savings plan (RSP). Under the provisions of this plan, eligible employees can generally receive Company matching contributions up to the first 6% of their eligible earnings. In addition, PolyOne may make discretionary contributions to this plan for eligible employees based on a specific percentage of each employee’s compensation. Following are PolyOne’s contributions to the RSP:

(In millions)	2005	2004	2003

Retirement savings match	$5.1	$4.2	$7.8
Defined retirement benefit	4.8	5.4	4.2

	$9.9	$9.6	$12.0

Note N –	COMMITMENTS AND RELATED-PARTY INFORMATION
Environmental - PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of a number of environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $55.2 million at December 31, 2005 and $64.5 million at December 31, 2004 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at December 31, 2005. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. For 2005, 2004 and 2003, PolyOne incurred environmental expense of $0.2 million, $10.3 million and $4.1 million, respectively, of which $0.9 million in 2005, $8.7 million in 2004 and $2.7 million in 2003 relates to inactive or formerly owned sites. Environmental expense is presented net of insurance recoveries of $2.2 million in 2005, $1.8 million in 2004 and $0.1 million in 2003.
     Guarantees - PolyOne guarantees $73.1 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt guarantee matures in 2017.

POLYONE CORPORATION

     Related-Party Transactions - PolyOne purchases a substantial portion of its PVC resin and all of its VCM raw materials under supply agreements with OxyVinyls. These agreements have an initial term of 15 years commencing May 1, 1999, and PolyOne has the right to renew these agreements for two five-year periods. PolyOne has also entered into various service agreements with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $28.0 million at December 31, 2005 and $22.5 million at December 31, 2004. PolyOne’s purchases of raw materials from OxyVinyls were $352 million during 2005, $264 million during 2004 and $230 million during 2003.

Note O –	OTHER EXPENSE, NET

(In millions)	2005	2004	2003

Currency exchange loss, net of foreign exchange contracts	$0.5	$(4.1)	$(5.0)
Discount on sale of trade receivables	(5.5)	(6.1)	(5.9)
Retained post-employment benefit cost related to previously discontinued business operations	(1.3)	(3.6)	(3.0)
Premium on debt repurchase	—	(3.3)	—
Other income, net	1.0	0.6	0.6

	$(5.3)	$(16.5)	$(13.3)

Note P –	Income Taxes
Income (loss) before income taxes and discontinued operations consists of the following:

(In millions)	2005	2004	2003

Domestic	$52.6	$(10.9)	$(123.6)
Foreign	16.2	52.2	29.7

	$68.8	$41.3	$(93.9)

     A summary of income tax expense follows:

(In millions)	2005	2004	2003

Current:
Federal	$0.3	$—	$—
State	0.7	0.4	—
Foreign	3.6	12.6	7.8

Total current	$4.6	$13.0	$7.8
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	2.0	0.7	4.7

Total deferred	$2.0	$0.7	$4.7

Total tax expense	$6.6	$13.7	$12.5

     The income tax rate (benefit) for financial reporting purposes differed from the federal statutory rate as follows:

	2005	2004	2003

Federal statutory income tax rate	35.0%	35.0%	(35.0)%
Alternative minimum tax	0.4	—	—
State tax, net of federal benefit	0.7	0.7	(3.3)
Valuation allowance	(31.0)	12.5	25.0
Provision for repatriation of foreign earnings	2.0	—	25.1
Differences in rates of foreign operations	(0.1)	(12.1)	2.2
Other, net	2.6	(2.9)	(0.7)

Effective income tax rate	9.6%	33.2%	13.3%

     Components of PolyOne’s deferred tax liabilities and assets at December 31, 2005 and 2004 were as follows:

(In millions)	2005	2004

Deferred tax liabilities:
Tax over book depreciation	$52.2	$58.2
Intangibles	4.8	4.6
Equity investments	131.0	149.1
Other, net	6.0	8.6

Total deferred tax liabilities	$194.0	$220.5

Deferred tax assets:
Post-retirement benefits other than pensions	$38.6	$41.0
Employment cost and pension	44.5	42.5
Discontinued operations impairment	15.7	14.7
Employee separation and plant phaseout	2.1	2.3
Environmental	19.4	22.4
Net operating loss carryforward	146.6	171.0
State taxes	5.9	5.9
Alternative minimum tax credit carryforward	6.1	5.8
Foreign net operating losses and tax credit carryforward	1.2	6.6
Other, net	11.1	24.1

Total deferred tax assets	$291.2	$336.3
Tax valuation allowance	(76.9)	(95.5)

Net deferred tax assets	$20.3	$20.3

     The reduction in the valuation allowance in 2005 is primarily the result of utilizing net operating loss carryforwards.
     SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be determined for each tax-paying component of an enterprise within each tax jurisdiction. The deferred tax assets presented in the table above are primarily attributable to tax jurisdictions where a recent history of losses has occurred. Therefore, PolyOne believes that a valuation allowance is required to reduce the deferred tax asset to an amount that is more likely than

POLYONE CORPORATION

not to be realized. PolyOne intends to maintain its valuation allowance until sufficient positive evidence exists to support realization of the deferred tax assets.
     PolyOne provided for U.S. federal and foreign withholding tax on $22.0 million, or 10% of foreign subsidiaries’ undistributed earnings as of December 31, 2005. Undistributed earnings for which no federal or foreign withholding tax has been provided are intended to be reinvested indefinitely. The amount of income tax liability that would result if these earnings actually had been repatriated cannot be determined.
     PolyOne paid income taxes, net of refunds, of $10.2 million in 2005, $8.0 million in 2004 and $7.9 million in 2003. PolyOne has a U.S. net operating loss carryforward of $418.8 million, of which $28.6 million will expire in 2018, $3.5 million in 2019, $9.5 million in 2020, $106.3 million in 2021, $98.0 million in 2022, $87.1 million in 2023 and the remaining $85.8 million in 2024. In addition, PolyOne has an alternative minimum tax credit carryforward of $6.1 million that has no expiration date.

Note Q –	SHAREHOLDERS’ EQUITY
In May 2005, PolyOne’s shareholders approved the 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards will only be issued from the 2005 EPIP. As a result, all previous equity-based plans were frozen in May 2005. The 2005 EPIP will be administered by the Board of Directors, which may delegate all or any part of its authority from time to time under the 2005 EPIP to the Compensation and Governance Committee of the Board of Directors. Officers, employees and non-employee directors are eligible to participate. The 2005 EPIP provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. A total of five million shares have been approved for future grants and awards under the 2005 EPIP.
     A summary of stock option activity follows:

		Weighted-
		Average
(In thousands, except per share data)	Shares	Exercise Price

Outstanding at December 31, 2002	13,054	$12.16
Issued	1,462	6.00
Exercised	—	—
Forfeited	(2,057)	10.89

Outstanding at December 31, 2003	12,459	$11.65
Issued	109	7.08
Exercised	(43)	7.78
Forfeited	(2,149)	10.85

Outstanding at December 31, 2004	10,376	11.79
Issued	—	—
Exercised	(71)	8.03
Forfeited	(1,190)	14.10

Outstanding at December 31, 2005	9,115	11.55
Exercisable at December 31, 2005	8,834	11.73
Exercisable at December 31, 2004	9,302	12.16
Exercisable at December 31, 2003	9,512	12.60
At December 31, 2005:
Exercisable options:
Exercise price: $3.60 - $13.00	6,923	$10.01
Exercise price: $13.01 - $26.82	1,911	17.96
Unexercisable options:
Exercise price: $3.60 - $13.00	281	$6.01
Exercise price: $13.01 - $26.82	—	—

     At December 31, 2005, the weighted-average remaining life of options with an exercise price of $13.00 or less was 3.8 years. Options with an exercise price of more than $13.00 had a weighted-average remaining life of 2.7 years. Approximately 10.6 million shares remain outstanding at December 31, 2005 that can be issued in the future when the previously granted stock options have been exercised.
     Compensation cost that was recognized for the stock portion of the annual incentive plans, three-year incentive plan and amortization of restricted stock that was awarded was $0.5 million in 2005, $0.1 million in 2004 and $1.4 million in 2003. The weighted-average fair value per share of stock awards under the long-term incentive plan on the grant date was $8.94 for 2005, $6.00 for 2004 and $6.13 for 2003.
     On December 10, 2003, the Compensation and Governance Committee of PolyOne’s Board of Directors approved grants under the Incentive Plan that were effective December 11, 2003. Target-Priced Stock Appreciation Rights (SARs) totaling 1.3 million shares were granted with an exercise term of 36 months. Vesting is contingent upon attaining target prices of $8.00, $9.00, and

POLYONE CORPORATION

$10.00 of PolyOne’s common stock. PolyOne recorded compensation expense of $2.6 million in 2004 for these SARs and a benefit of $1.3 million in 2005.
     In January 2005, the Compensation and Governance Committee of PolyOne’s board of directors authorized the issuance of 639,300 performance shares and 474,300 SARs. The performance shares vest only to the extent that management goals for cash flow, return on invested capital, and the level of earnings before interest, taxes, depreciation and amortization in relation to debt are achieved for the period commencing January 1, 2005 and ending December 31, 2007. If these three goals are attained, the performance shares will be awarded no later than March 15, 2008. The value of the SARs was $3.84 per share and was calculated using the Black-Scholes-Merton valuation method. The SARs will be issued for shares of PolyOne common stock and will vest in one-third increments when PolyOne’s stock price increases by 10%, 20%, and 30% above the $8.94 base price. The SARs have a seven-year exercise period that expires on January 4, 2012.
     In January 2006, the Compensation and Governance Committee of PolyOne’s board of directors authorized the issuance of 854,400 SARs at a price of $6.51. The value of these SARs was $2.64 per share and was calculated using a binomial valuation method. These SARs will be issued for shares of PolyOne common stock and will vest in one-third increments when PolyOne’s stock price reaches $7.50, $8.50 and $10.00 per share. The exercise period of the SARs is seven years and ends on January 3, 2013.

Note R –	SEGMENT INFORMATION
A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.
     PolyOne determines and discloses its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance to determine PolyOne’s reportable segments. As required by SFAS No. 131, the product groups within each segment have similar economic characteristics and future prospects, and contain similar products, production processes, types of customers, methods of distribution and regulatory requirements.
     PolyOne manages its business in three reportable segments: Performance Plastics, Distribution, and Resins and Intermediates. PolyOne’s chief operating decision makers use the volume of product sold (pounds or kilograms), sales, operating income, assets and operating income return on assets for each segment to make operating decisions and assess performance.
     PolyOne sold its Elastomers and Performance Additives business in August 2004. It was previously reported as a separate segment, and its historic financial results are presented as discontinued operations. PolyOne sold its Engineered Films business in February 2006. It was previously included in the Performance Plastics segment, and its historic financial results are also presented as discontinued operations. The Specialty Resins business, previously held for sale and presented as discontinued operations, was reclassified in the fourth quarter of 2005 to continuing operations for all historic periods presented as of December 31, 2005 when management determined that the divestment process was unlikely to result in a sale of the business at acceptable terms.
     The accounting policies of each segment are consistent with those described in Note C, “Summary of Significant Accounting Policies.” Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are accounted for at prices that approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of intersegment sales, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, retained assets and liabilities of discontinued operations and other unallocated corporate assets.
     Performance Plastics - The Performance Plastics segment manufactures polymer-related products in the following product groups:

•	Vinyl Compounds - Vinyl, or PVC, is a highly versatile plastic. It can be made thin and flexible enough for intravenous solution bags, yet rigid and tough enough for window and computer housings. Because of this versatility, vinyl is one of the most widely used plastics, utilized in a range of applications. PolyOne’s vinyl compounds combine PVC resins with a broad range of additives that provide product versatility, particularly when fire resistance, chemical resistance or weatherability is required.

•	Colors and Additives - Color and additive concentrates, or masterbatches, are plastic compounds that contain a high concentration of color pigments or additives predispersed in a polymer carrier medium and supplied in pellet, liquid, flake or powder form. Color masterbatches are used with the base resin mix so that the correct color or additive performance is achieved. Additive masterbatches include a wide variety of products, but are commonly categorized by the function performed, such as UV stabilizers, slip/antiblock, antistat, blowing agents, antioxidants, lubricants, and stabilizers. PolyOne’s color and additive masterbatches provide flexibility to plastic processors who prefer to create multiple color effects or enhance the performance of their own base polymers. PolyOne’s colors and additives for thermoplastics are used throughout the plastic industry, particularly in the outdoor decking, packaging, automotive, consumer, pipe,

POLYONE CORPORATION

and wire and cable industries. PolyOne’s colors and additives are also incorporated into end-use products such as stadium seating, toys, housewares, vinyl siding, pipe, food packaging, and medical packaging.

•	Engineered Materials - PolyOne’s engineered materials consist of reinforced and filled plastic compounds and thermoplastic elastomer compounds. With PolyOne’s compounding expertise, it has the ability to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins. PolyOne combines its knowledge of base polymers, lubricants, fillers and reinforcements and a wide range of functional additives to tailor its compounds to meet its customers’ unique application requirements. PolyOne’s compounds incorporate commodity resins such as polyethylene and polypropylene, and engineering resins such as nylon, polycarbonate and polyesters. In addition, PolyOne has a broad product line of thermoplastic elastomer compounds, including thermoplastic olefins, thermoplastic vulcanizates and styrene block copolymers.

•	Polymer Coating Systems - Polymer coating systems products consist primarily of liquid systems with a base resin of specialty vinyl resin, natural rubber latex or polyurethane resin. Products also include proprietary PVC screen printing inks and powders, latex, specialty additives and colorants that meet the specific needs of customers’ applications. Applications for polymer coating system products include: inks for textiles in the consumer industry; armrests, headrests and oil filters in the automotive industry; coil coatings, sheet vinyl and carpet backing in the construction industry; and decals, coatings and tool handles for general industry.

•	Specialty Resins - Specialty resins are usually compounded in a liquid form for flexible product applications and are largely customized to specific end-use applications. Specialty vinyl resins are used in products such as vinyl flooring, carpeting, automotive instrument and door panels, coated fabrics, medical examination gloves and foam products.
     Distribution - The Distribution segment distributes more than 3,500 grades of engineering and commodity grade resins and compounds to the North American market, including PolyOne-produced products. The Company purchases bulk quantities of base plastic resins, such as polycarbonate, polyethylene, polypropylene and polystyrene from approximately 20 major suppliers and resells them in truckload and less-than-truckload quantities to more than 5,000 customers throughout North America. These products are sold to custom molders and extruders who, in turn, convert them into plastic products sold to a number of different industries and end-use markets. The Distribution segment ships approximately 640 million pounds of product annually from more than 30 stocking locations, including ten repackaging plants across North America.
     Resin and Intermediates - The Resin and Intermediates segment consists almost entirely of two joint ventures that are reported on the equity method. OxyVinyls is a 24% owned producer of PVC resin, VCM, chlorine and caustic soda, and SunBelt is a 50% owned producer of chlorine and caustic soda. OxyVinyls is PolyOne’s principal supplier of PVC resin.

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Year ended December 31, 2005:
Sales to external customers	$2,450.6	$1,778.7	$671.9	$—	$—
Intersegment sales	—	146.7	7.3	—	(154.0)

	$2,450.6	$1,925.4	$679.2	$—	$(154.0)

Operating income (loss)	$140.3	$62.8	$19.5	$67.1	$(9.1)

Expenses included in operating income:
Employee separation and plant phaseout charges	$5.5	$2.4	$—	$—	$3.1
Environmental remediation costs at inactive sites	0.9	0.6	—	2.9	(2.6)
Asset impairments	0.4	—	—	—	0.4
Depreciation and amortization	$50.7	$46.7	$1.3	$0.2	$2.5

Total assets	$1,716.0	$1,115.6	$176.9	$259.9	$163.6

Capital expenditures	$32.1	$25.9	$0.3	$—	$5.9

POLYONE CORPORATION

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Year ended December 31, 2004:
Sales to external customers	$2,267.7	$1,667.9	$599.8	$—	$—
Intersegment sales	—	135.8	6.5	—	(142.3)

	$2,267.7	$1,803.7	$606.3	$—	$(142.3)

Operating income (loss)	$128.4	$83.5	$17.8	$49.2	$(22.1)

Expenses (benefits) included in operating income:
Employee separation and plant phaseout (benefit) charges	$(1.4)	$(1.8)	$—	$—	$0.4
Environmental remediation costs at inactive sites	8.7	—	—	—	8.7
Loss on sale of assets	5.9	5.9	—	—	—
Asset impairments	3.8	3.3	—	—	0.5
Depreciation and amortization	$50.9	$48.3	$1.3	$0.2	$1.1

Total assets	$1,774.8	$1,163.1	$160.7	$247.7	$203.3

Capital expenditures	$23.9	$23.0	$0.1	$—	$0.8

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Year ended December 31, 2003:
Sales to external customers	$2,048.1	$1,525.4	$522.7	$—	$—
Intersegment sales	—	114.7	6.5	—	(121.2)

	$2,048.1	$1,640.1	$529.2	$—	$(121.2)

Operating income (loss)	$(14.9)	$(7.2)	$5.8	$20.8	$(34.3)

Expenses included in operating income:
Employee separation and plant phaseout charges	$35.7	$25.2	$1.6	$—	$8.9
Environmental remediation costs at inactive sites	2.7	—	—	—	2.7
Loss on sale of assets	0.3	—	—	—	0.3
Asset impairments	19.4	16.4	—	1.4	1.6
Depreciation and amortization	$57.7	$54.5	$1.6	$0.2	$1.4

Total assets	$1,900.9	$1,236.7	$138.8	$240.0	$285.4

Capital expenditures	$29.4	$27.9	$0.6	$—	$0.9

POLYONE CORPORATION

     Sales by product group for the years ended December 31, 2005 and 2004 and the changes versus the prior year are as follows:

	Year Ended December 31,			Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003

			2005			2004
	2005	2005	Shipment	2004	2004	Shipment
	Sales $	Sales $	Pounds	Sales $	Sales $	Pounds

	% of	% Change	% Change	% of	% Change	% Change
	Total	vs. 2004	vs. 2004	Total	vs. 2003	vs. 2003
Vinyl Compounds	40%	8%	(4)%	40%	12%	9%
North American Colors and Additives	13%	8%	3%	13%	12%	23%
North American Engineered Materials	6%	0%	(7)%	6%	4%	(10)%
International Colors and Engineered Materials	25%	2%	(11)%	26%	8%	(9)%
Polymer Coating Systems	9%	2%	(6)%	9%	2%	(3)%
Specialty Resins	7%	29%	(3)%	6%	26%	19%

Total Performance Plastics	100%	7%	(5)%	100%	10%	4%

     Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Amounts related to equity affiliates included in the segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(In millions)	2005	2004	2003

Earnings of equity affiliates:
Performance Plastics	$6.5	$5.9	$4.2
Resin and Intermediates	72.4	60.3	32.1

Subtotal	78.9	66.2	36.3
Minority interest	—	(1.5)	(1.8)

Total	$78.9	$64.7	$34.5

Investment in equity affiliates:
Performance Plastics	$25.0	$26.4	$27.9
Resin and Intermediates	248.9	236.9	228.8

Total	$273.9	$263.3	$256.7

     PolyOne’s sales are primarily to customers in the United States, Europe, Canada and Asia, and the majority of its assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2005	2004	2003

Net sales:
United States	$1,647.0	$1,500.9	$1,337.2
Europe	405.4	418.5	392.3
Canada	283.2	254.4	227.1
Asia	101.5	81.4	72.0
Other	13.5	12.5	19.5
Long-lived assets:
United States	$627.8	$664.1	$688.6
Europe	104.5	97.4	116.9
Canada	63.4	62.9	59.0
Asia	23.5	42.6	41.0
Other	2.7	2.7	3.1

Note S –	WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(In millions)	2005	2004	2003

Weighted-average shares – basic:
Weighted-average shares outstanding	91.9	91.6	91.7
Less unearned portion of restricted stock awards included in outstanding shares	—	—	(0.6)

	91.9	91.6	91.1

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	91.9	91.6	91.1
Plus dilutive impact of stock options and stock awards	0.1	0.2	—

	92.0	91.8	91.1

POLYONE CORPORATION

     Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted average diluted shares outstanding.
     PolyOne excluded all outstanding options from the calculation of diluted loss per share in 2003 because they would have had an anti-dilutive effect due to the net loss and exercise prices that were greater than the average market price of its common shares.
Note T – FINANCIAL INSTRUMENTS
PolyOne enters into intercompany lending transactions denominated in various foreign currencies and is subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, PolyOne enters into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged and are recorded as other income or expense in the Consolidated Statements of Operations. PolyOne does not hold or issue financial instruments for trading purposes.
     The following table summarizes the contractual amounts of PolyOne’s foreign exchange contracts at December 31, 2005 and 2004. Foreign currency amounts are translated at exchange rates as of December 31, 2005 and 2004, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

	December 31, 2005		December 31, 2004

Currency (in millions)	Buy	Sell	Buy	Sell

U.S. dollar	$88.2	$57.8	$129.4	$89.0
Euro	12.7	86.9	45.4	131.9
British pound sterling	8.3	—	—	0.8
Canadian dollar	32.1	—	33.7	—
Other	3.9	—	11.6	—
     PolyOne used the following methods and assumptions to estimate the fair value of financial instruments:
     Cash and cash equivalents – The carrying amounts approximate fair value.
     Long- and short-term debt – The carrying amounts of PolyOne’s short-term borrowings approximate fair value. The fair value of PolyOne’s senior notes, debentures and medium-term notes is based on quoted market prices. The carrying amount of PolyOne’s borrowings under its variable-interest rate revolving credit agreements and other long-term borrowings approximates fair value.
     Foreign exchange contracts – The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2005. The fair value of long-term foreign exchange contracts is based on quoted market prices for contracts with similar maturities.
     Interest rate swaps – The fair value of interest rate swap agreements, obtained from the respective financial institutions, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.
     The carrying amounts and fair values of PolyOne’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Cash and cash equivalents	$32.8	$32.8	$38.6	$38.6
Long-term debt
6.875% debentures	—	—	29.2	27.6
10.625% senior notes	300.0	324.7	300.0	337.5
7.500% debentures	50.0	45.1	50.0	38.8
8.875% senior notes	198.9	199.0	198.7	217.5
Medium-term notes	90.5	94.9	110.3	101.7
Bank borrowings	—	—	1.5	1.6
Foreign exchange contracts	0.6	0.6	(1.5)	(1.5)
Interest rate swaps	(5.8)	(5.8)	(3.6)	(3.6)

POLYONE CORPORATION

Note U – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005 Quarters				2004 Quarters

(In millions, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Sales	$606.8	$611.6	$620.4	$611.8	$544.5	$579.3	$584.9	$559.0
Operating costs and expenses, net	568.8	607.2	567.2	567.1	526.8	539.0	541.6	531.9
Operating income	38.0	4.4	53.2	44.7	17.7	40.3	43.3	27.1
Income (loss) before discontinued operations	20.4	(16.2)	33.0	25.0	(8.8)	14.3	21.4	0.7
Discontinued operations	1.3	(3.3)	(1.7)	(11.6)	(4.8)	(2.7)	0.1	3.3
Net income (loss)	$21.7	$(19.5)	$31.3	$13.4	$(13.6)	$11.6	$21.5	$4.0
Basic and diluted earnings (loss) per share: (1)
Before discontinued operations	$0.22	$(0.18)	$0.36	$0.27	$(0.10)	$0.16	$0.23	$0.01
Net income (loss)	$0.24	$(0.21)	$0.34	$0.15	$(0.15)	$0.13	$0.23	$0.04

(1)	Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.
     The quarterly amounts for 2005 and 2004 have been restated to reflect the reclassification of the Specialty Resins business from discontinued operations to continuing operations as of December 31, 2005.
Note V – SUBSEQUENT EVENTS
On February 15, 2006, PolyOne sold 82% of its Engineered Films business to an investor group consisting of members of the business unit’s management team and Matrix Films, LLC for gross proceeds of $26.7 million. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. This business is presented in discontinued operations in these financial statements. PolyOne retained an 18% ownership interest in the business, which will be reported on the cost method of accounting.

POLYONE CORPORATION

SCHEDULE II
POLYONE CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In millions)

	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other	Other		Other	at End of
	of Period	Expenses	Accounts(C)	Deductions		Additions	Period

Year ended December 31, 2005
Reserves for doubtful accounts	$8.0	$2.8	$—	$(4.4	) (A)	$—	$6.4
Accrued liabilities for environmental matters	$64.5	$0.2	$0.3	$(9.8	) (B)	$—	$55.2
Year ended December 31, 2004
Reserves for doubtful accounts	$10.4	$1.5	$—	$(3.9	) (A)	$—	$8.0
Accrued liabilities for environmental matters	$54.7	$10.3	$1.6	$(2.1	) (B)	$—	$64.5
Year ended December 31, 2003
Reserves for doubtful accounts	$10.4	$3.9	$—	$(3.9	) (A)	$—	$10.4
Accrued liabilities for environmental matters	$52.3	$4.1	$3.1	$(4.8	) (B)	$—	$54.7
Notes:
(A) Accounts written off.
(B) Cash payments during the year.
(C) Translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 and, based on this evaluation, has concluded that such disclosure controls and procedures are effective.
Management’s annual report on internal control over financial reporting
The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2005 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2005, also issued an attestation report on management’s assessment of PolyOne’s internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 32 of this Annual Report on Form 10-K and incorporated by reference into this Item 9A.

POLYONE CORPORATION

Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement to be filed on or about March 31, 2006 with respect to the 2006 Annual Meeting of Shareholders (2006 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report under the heading “Executive Officers of the Company.”
     Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in PolyOne’s 2006 Proxy Statement.
     PolyOne has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. PolyOne’s code of ethics is posted under the Investor Relations tab of its website at www.polyone.com. PolyOne will post any amendments to, or waivers of, its code of ethics that apply to its principal executive officer, principal financial officer and principal accounting officer on its website.

ITEM 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation is incorporated by reference to the information contained in PolyOne’s 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under PolyOne’s equity compensation plans is incorporated by reference to the information contained in PolyOne’s 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information regarding certain relationships and related transactions is incorporated by reference to the information contained in PolyOne’s 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2005 and 2004 and the pre-approval policies and procedures of the Audit Committee of PolyOne’s Board of Directors is incorporated by reference to the information contained in PolyOne’s 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
     The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
     The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(c), are incorporated by reference to Exhibits 99.1 and 99.2 to this Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP as of December 31, 2005 and for each of the three years then ended.

Consolidated financial statements of SunBelt Chlor Alkali Partnership as of December 31, 2005 and for each of the three years then ended.
     The following consolidated financial statement schedule of PolyOne Corporation is included in Item 8:
     Schedule II — Valuation and Qualifying Accounts
     All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

POLYONE CORPORATION

(a)(3) Exhibits.

Exhibit		Description

3.1	(k)	Articles of Incorporation

3.1a	(b)	Amendment to the second article of the Articles of Incorporation, as filed with the Ohio Secretary of State November 25, 2003

3.2	(k)	Regulations

4.1	(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee

4.2	(d)	Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes

4.3	(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012

4.4	(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of the Company’s 10 5/8% Senior Notes due May 15, 2010
10.1	(a)+	Long-Term Incentive Plan, as amended and restated
10.1a	(c)+	Form of Award Agreement for Performance Shares
10.1b	(c)+	Form of Award of Stock Appreciation Rights
10.2	(k)+	Incentive Stock Plan, as amended and restated through August 31, 2000
10.3	(k)+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000
10.4	(k)+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000
10.5	(k)+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000
10.6	(j)+	2000 Stock Incentive Plan
10.7	(b)+	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003
10.8	(k)+	Benefit Restoration Plan (Section 401(a)(17))
10.8a	(b)+	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003
10.8b	(r)+	Fourth Amendment to Benefits Restoration Plan, effective January 1, 2005
10.9a	(k)+	Senior Executive Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)
10.9b	(p)+	Strategic Improvement Incentive Plan Overview and Form of Award
10.9c	(s)+	Senior Executive Annual Incentive Plan, effective January 1, 2006
10.9d	(x)+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005)
10.10a	(b)+	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004
10.10b	(r)+	Amendment to Non-Employee Directors Deferred Compensation Plan effective January 1, 2005
10.11a	(k)+	Form of Management Continuity Agreement
10.11b	*+	Schedule of Executives with Management Continuity Agreements
10.11c	(b)+	Supplemental Retirement Benefit Plan, effective as of January 1, 2004
10.11d	(r)+	Amendment to Supplemental Retirement Benefit Plan, effective January 1, 2005
10.11e	(t)+	Separation Agreement Term Sheet between the Company and Thomas A. Waltermire, dated October 6, 2005
10.11f	(u)+	Agreement between the Company and William F. Patient, effective October 6, 2005
10.11g	(w)+	Separation Agreement between the Company and Thomas A. Waltermire dated December 21, 2005
10.11h	(y)+	Letter Agreement by and between the Company and Stephen D. Newlin effective as of February 13, 2006
10.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003
10.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003
10.12c	(q)	Amendment No. 3 and Waiver, dated as of August 5, 2004, to the foregoing Amended and Restated Credit Agreement, reducing the aggregate commitment to $30 million
10.12d	(v)	Amendment No. 4, dated as of July 26, 2005, to the Amended and Restated Credit Agreement among the Company, as borrower, and Citicorp USA, Inc. as administrative agent for the lender parties thereto

POLYONE CORPORATION

Exhibit		Description

10.12e	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, the Company, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent
10.12f	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing Trade Receivables Purchase Agreement, dated as of May 6, 2003
10.12g	(q)	Amendment No. 2, dated as of August 5, 2004, to the foregoing Trade Receivables Purchase Agreement, reducing to $175 million the amount of eligible receivables available to be sold
10.12h	(v)	Amended and Restated Receivables Purchase Agreement dated as of July 26, 2005, among PolyOne Funding Corporation, as seller, the Company, as servicer, Citicorp USA, Inc., as agent for the purchaser parties thereto, and National City Business Credit, Inc., as syndication agent
10.13	(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996
10.14	(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company
10.15	(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993
10.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.
10.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)
10.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)
10.17	(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company
10.18	(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand
10.19	(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997
10.20	(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Corporation
10.21	(i)	Limited Partnership Agreement of Oxy Vinyls, LP
10.22	(i)	Asset Contribution Agreement — PVC Partnership (Geon)
10.23	(i)	Parent Agreement (Oxy Vinyls, LP)
10.24	(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement
10.25	*	Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006
21.1	*	Subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2	*	Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3	*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1	*	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer
99.1	*	Audited Financial Statements of Oxy Vinyls, LP
99.2	*	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
*	Filed herewith
(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.
(b)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091.

POLYONE CORPORATION

(c)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated January 11, 2005, SEC File No. 1-16091.
(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.
(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.
(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.
(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.
(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.
(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.
(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to The Geon Company’s Form S-4 Registration Statement No. 333-37344, dated July 28, 2000.
(k)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.
(l)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.
(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.
(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.
(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091
(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091
(q)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-16091
(r)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091
(s)	Incorporated by reference to the Company’s corresponding Exhibit filed with the Form 8-K dated May 24, 2005 SEC File No. 1-16091
(t)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated October 11, 2005, SEC File No. 1-16091
(u)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K filed on October 14, 2005, SEC File No. 1-16091
(v)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2005, SEC File No. 1-16091
(w)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on December 21, 2005, SEC File No. 1-16091
(x)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-16091
(y)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on February 17, 2006, SEC File No. 1-16091

POLYONE CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

POLYONE CORPORATION

By:	/s/ W. David Wilson

W. David Wilson
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

By:	/s/ Michael J. Meier

Michael J. Meier
Corporate Controller and Assistant Treasurer
(Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 15, 2006.

Signature	Title

/s/ Stephen D. Newlin Stephen D. Newlin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. David Wilson W. David Wilson	Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier Michael J. Meier	Corporate Controller and Assistant Treasurer (Authorized Officer and Principal Accounting Officer)

/s/ J. Douglas Campbell J. Douglas Campbell	Director

/s/ Carol A. Cartwright Carol A. Cartwright	Director

/s/ Gale Duff-Bloom Gale Duff-Bloom	Director

/s/ Wayne R. Embry Wayne R. Embry	Director

/s/ Richard H. Fearon Richard H. Fearon	Director

/s/ Robert A. Garda Robert A. Garda	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ William F. Patient William F. Patient	Director

/s/ Farah M. Walters Farah M. Walters	Director

POLYONE CORPORATION

EXHIBIT INDEX

Exhibit		Description

3.1	(k)	Articles of Incorporation

3.1a	(b)	Amendment to the second article of the Articles of Incorporation, as filed with the Ohio Secretary of State November 25, 2003

3.2	(k)	Regulations

4.1	(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee

4.2	(d)	Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes

4.3	(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012

4.4	(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of the Company’s 10 5/8% Senior Notes due May 15, 2010

10.1	(a)+	Long-Term Incentive Plan, as amended and restated

10.1a	(c)+	Form of Award Agreement for Performance Shares

10.1b	(c)+	Form of Award of Stock Appreciation Rights

10.2	(k)+	Incentive Stock Plan, as amended and restated through August 31, 2000

10.3	(k)+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000

10.4	(k)+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000

10.5	(k)+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000

10.6	(j)+	2000 Stock Incentive Plan

10.7	(b)+	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003

10.8	(k)+	Benefit Restoration Plan (Section 401(a)(17))

10.8a	(b)+	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003

10.8b	(r)+	Fourth Amendment to Benefits Restoration Plan, effective January 1, 2005

10.9a	(k)+	Senior Executive Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)

10.9b	(p)+	Strategic Improvement Incentive Plan Overview and Form of Award

10.9c	(s)+	Senior Executive Annual Incentive Plan, effective January 1, 2006

10.9d	(x)+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005)

10.10a	(b)+	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004

10.10b	(r)+	Amendment to Non-Employee Directors Deferred Compensation Plan effective January 1, 2005

10.11a	(k)+	Form of Management Continuity Agreement

10.11b	*+	Schedule of Executives with Management Continuity Agreements

10.11c	(b)+	Supplemental Retirement Benefit Plan, effective as of January 1, 2004

10.11d	(r)+	Amendment to Supplemental Retirement Benefit Plan, effective January 1, 2005

10.11e	(t)+	Separation Agreement Term Sheet between the Company and Thomas A. Waltermire, dated October 6, 2005

10.11f	(u)+	Agreement between the Company and William F. Patient, effective October 6, 2005

10.11g	(w)+	Separation Agreement between the Company and Thomas A. Waltermire dated December 21, 2005

10.11h	(y)+	Letter Agreement by and between the Company and Stephen D. Newlin effective as of February 13, 2006

10.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003

POLYONE CORPORATION

Exhibit		Description

10.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003

10.12c	(q)	Amendment No. 3 and Waiver, dated as of August 5, 2004, to the foregoing Amended and Restated Credit Agreement, reducing the aggregate commitment to $30 million

10.12d	(v)	Amendment No. 4, dated as of July 26, 2005, to the Amended and Restated Credit Agreement among the Company, as borrower, and Citicorp USA, Inc. as administrative agent for the lender parties thereto

10.12e	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, the Company, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent

10.12f	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing Trade Receivables Purchase Agreement, dated as of May 6, 2003

10.12g	(q)	Amendment No. 2, dated as of August 5, 2004, to the foregoing Trade Receivables Purchase Agreement, reducing to $175 million the amount of eligible receivables available to be sold

10.12h	(v)	Amended and Restated Receivables Purchase Agreement dated as of July 26, 2005, among PolyOne Funding Corporation, as seller, the Company, as servicer, Citicorp USA, Inc., as agent for the purchaser parties thereto, and National City Business Credit, Inc., as syndication agent

10.13	(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996

10.14	(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company

10.15	(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993

10.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.

10.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)

10.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)

10.17	(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company

10.18	(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand

10.19	(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997

10.20	(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Corporation

10.21	(i)	Limited Partnership Agreement of Oxy Vinyls, LP

10.22	(i)	Asset Contribution Agreement — PVC Partnership (Geon)

10.23	(i)	Parent Agreement (Oxy Vinyls, LP)

10.24	(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement

10.25	*	Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

23.2	*	Consent of Independent Registered Public Accounting Firm — KPMG LLP

23.3	*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

31.1	*	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer

POLYONE CORPORATION

Exhibit		Description

32.2	*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Vice President and Chief Financial Officer

99.1	*	Audited Financial Statements of Oxy Vinyls, LP

99.2	*	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
*	Filed herewith
(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.
(b)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091.
(c)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated January 11, 2005, SEC File No. 1-16091.
(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.
(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.
(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.
(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.
(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.
(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.
(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to The Geon Company’s Form S-4 Registration Statement No. 333-37344, dated July 28, 2000.
(k)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.
(l)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.
(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.
(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.
(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091
(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091
(q)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-16091
(r)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091
(s)	Incorporated by reference to the Company’s corresponding Exhibit filed with the Form 8-K dated May 24, 2005 SEC File No. 1-16091
(t)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated October 11, 2005, SEC File No. 1-16091
(u)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K filed on October 14, 2005, SEC File No. 1-16091
(v)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2005, SEC File No. 1-16091
(w)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on December 21, 2005, SEC File No. 1-16091
(x)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-16091
(y)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on February 17, 2006, SEC File No. 1-16091

POLYONE CORPORATION