Form 10-Q
period 2006-03-31
POLYONE CORP
filed 2006-05-03
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.
Commission file number 1-16091

POLYONE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1730488
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

33587 Walker Road, Avon Lake, Ohio	44012
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 930-1000
Former name, former address and former fiscal year, in changed since last report: Not Applicable

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of May 1, 2006 was 92,517,592.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Sales	$674.6	$611.8

Operating costs and expenses:
Cost of sales	583.7	533.5
Selling and administrative	47.3	47.1
Depreciation and amortization	14.3	12.5
Income from equity affiliates and minority interest	(38.6)	(26.0)

Operating income	67.9	44.7

Interest expense	(16.6)	(16.8)
Interest income	0.5	0.5
Other expense	(1.2)	(0.8)

Income before income taxes and discontinued operations	50.6	27.6

Income tax expense	(1.7)	(2.6)

Income before discontinued operations	48.9	25.0

Loss from discontinued operations, net of income taxes	(2.1)	(11.6)

Net income	$46.8	$13.4

Earnings (loss) per common share:
Basic and diluted earnings (loss):
Before discontinued operations	$0.53	$0.27
Discontinued operations	(0.02)	(0.12)

Basic and diluted earnings per share	$0.51	$0.15

Weighted-average shares used to compute earnings per share:
Basic	92.1	91.8
Diluted	92.5	92.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$37.5	$32.8
Accounts receivable, net	380.9	320.5
Inventories	217.0	191.8
Deferred income tax assets	20.2	20.1
Other current assets	19.3	27.4
Discontinued operations	—	20.9

Total current assets	674.9	613.5
Property, net	426.1	436.0
Investment in equity affiliates	309.0	273.9
Goodwill	315.3	315.3
Other intangible assets, net	10.0	10.6
Other non-current assets	65.0	60.0
Discontinued operations	—	6.7

Total assets	$1,800.3	$1,716.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$6.8	$7.1
Accounts payable	262.4	232.6
Accrued expenses	96.2	82.4
Current portion of long-term debt	0.7	0.7
Discontinued operations	—	11.2

Total current liabilities	366.1	334.0
Long-term debt	638.1	638.7
Post-retirement benefits other than pensions	104.9	107.9
Other non-current liabilities, including pensions	219.1	214.3
Minority interest in consolidated subsidiaries	5.6	5.4

Total liabilities	1,333.8	1,300.3

Shareholders’ equity	466.5	415.7

Total liabilities and shareholders’ equity	$1,800.3	$1,716.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$46.8	$13.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	14.3	12.5
Loss on disposition of discontinued businesses and related plant phaseout charge	2.3	11.6
Companies carried at equity and minority interest:
Income from equity affiliates	(38.6)	(26.0)
Dividends and distributions received	4.1	—
Provision for deferred income taxes	0.2	0.5
Change in assets and liabilities:
Accounts receivable	(47.3)	(60.4)
Inventories	(7.9)	(32.9)
Accounts payable	19.2	37.3
Increase (decrease) in sale of accounts receivable	(7.9)	59.2
Accrued expenses and other	4.1	(9.9)
Net cash used by discontinued operations	(0.1)	(1.8)

Net cash provided (used) by operating activities	(10.8)	3.5

Investing Activities
Capital expenditures	(4.9)	(8.9)
Business acquisitions, net of cash received	—	(1.6)
Proceeds from sale of assets	2.4	0.8
Proceeds from sale of discontinued business, net	17.3	—
Net cash used by discontinued operations	(0.2)	—

Net cash provided (used) by investing activities	14.6	(9.7)

Financing Activities
Change in short-term debt	(0.3)	0.9
Proceeds from exercise of stock options	2.0	0.2

Net cash provided by financing activities	1.7	1.1

Effect of exchange rate changes on cash	(0.8)	(2.3)

Increase (decrease) in cash and cash equivalents	4.7	(7.4)
Cash and cash equivalents at beginning of period	32.8	38.6

Cash and cash equivalents at end of period	$37.5	$31.2

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

								Accumulated
		Common					Common	Other Non-
		Shares			Additional	Retained	Stock Held	Owner
	Common	Held in		Common	Paid-In	Earnings	in	Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Changes

Balance January 1, 2005	122,192	30,480	$380.4	$1.2	$1,069.8	$(208.9)	$(339.0)	$(142.7)
Comprehensive income:
Net income			13.4			13.4
Translation adjustment			(5.3)					(5.3)

Total comprehensive income			8.1
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9	0.3

Balance March 31, 2005	122,192	30,382	$389.5	$1.2	$1,069.6	$(195.5)	$(338.1)	$(147.7)

Balance January 1, 2006	122,192	30,255	$415.7	$1.2	$1,066.4	$(162.0)	$(337.1)	$(152.8)
Comprehensive income:
Net income			46.8			46.8
Translation adjustment			0.9					0.9

Total comprehensive income			47.7
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$466.5	$1.2	$1,066.2	$(115.2)	$(333.1)	$(152.6)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2005 of PolyOne Corporation.
Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be attained in subsequent quarters or for the year ending December 31, 2006.
PolyOne sold 82% of its Engineered Films business in February 2006. Through the third quarter of 2003, Engineered Films was included in the Performance Plastics segment. Since then, it has been treated as a discontinued operation. Therefore, all historical information included in this quarterly report for this business is presented as a discontinued operation. Unless otherwise noted, the disclosures in these financial statements pertain to PolyOne’s continuing operations.
In December 2005, we announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations for all historic periods presented. Specialty Resins is now included in the Performance Plastics segment, where it had been previously.
Note B — Discontinued Operations
PolyOne sold 82% of its Engineered Films business on February 15, 2006 to an investor group consisting of members of the business unit’s management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. PolyOne retained an 18% ownership interest in the company. Under Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” when a business is sold with a retained interest, the cost method of accounting is appropriate if the disposal group qualifies as a component of an entity, the selling entity has no significant influence or continuing involvement in the new entity, and the operations and cash flows of the business being sold will be eliminated from the ongoing operations of the company selling it. The Engineered Films business qualified as a component of an entity, and PolyOne has no significant influence or continuing involvement in the new entity. Activities that would be considered continuing cash flows (consisting of warehousing services and short-term transitional services) amount to less than one percent of the new entity’s corresponding costs, and, therefore, are not considered significant. The operations and cash flows of the business sold are eliminated from the ongoing operations of PolyOne. PolyOne also considered the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and determined that the new entity is not a variable interest entity subject to consolidation. As a result, the retained minority interest investment in the Engineered Films business is reported on the cost method of accounting.

The first quarter 2006 loss included a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business to the net proceeds received and to recognize costs that were not able to be recognized until the Engineered Films business was sold due to the contingent nature of these costs, as required by generally accepted accounting principles. The first quarter 2005 loss included a pre-tax charge of $10.9 million to adjust the net assets of the Engineered Films business to the projected net proceeds to be received from the sale.
The following table summarizes the results for businesses that were reported as discontinued operations:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Sales	$9.6	$30.0

Pre-tax income from operations	$0.2	$—

Pre-tax loss on disposition of business	(2.3)	(11.6)

Income tax expense (net of valuation allowance)	—	—

Loss from discontinued operations	$(2.1)	$(11.6)

Note C — Accounting Policies
Share-Based Compensation — At March 31, 2006, PolyOne has one share-based employee compensation plan, which is described more fully in Note H to the Condensed Consolidated Financial Statements. Prior to January 1, 2006, PolyOne accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation cost for stock options had been measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an option holder must pay to acquire the common stock. Compensation cost for stock appreciation rights (SARs) was recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeds the SARs specified value.
On January 1, 2006, PolyOne adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective transition method. SFAS No. 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Under the modified prospective transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Total share-based compensation for the first quarter of 2006 was $1.4 million, net of tax.

As a result of adopting SFAS No. 123(R) on January 1, 2006, compensation cost for the first quarter of 2006 was $1.0 million less than what it would have been under APB No. 25, or $0.01 per share. SFAS No. 123(R) requires that the benefits of tax deductions in excess of recognized compensation be reported as a financing cash flow, rather than as an operating cash flow as was required for prior periods. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. However, because PolyOne is in a net operating loss carryforward position for income taxes, there was no impact on its cash flow statement for the three-month period ended March 31, 2006.
The following table illustrates the effect on net income and income per share for the first quarter of 2005 as if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation using the fair value estimate computed by the Black-Scholes-Merton option-pricing model for the three months ended March 31, 2005. The Black-Scholes-Merton option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions, including expected share price volatility.

Three Months Ended
March 31,
(In millions, except per share data)	2005
Net income, as reported	$13.4
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of tax	0.6

Pro forma net income	$12.8

Net income per share:
Basic and diluted — as reported	$0.15
Basic and diluted — pro forma	$0.14
New Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the associated production facilities. PolyOne adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 has not had, nor is it expected to have, a material impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be applied retroactively, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. PolyOne adopted SFAS No. 154 as of January 1, 2006. The adoption of SFAS No. 154 has not had, nor is it expected to have, a material impact on the Company’s financial position or results of operations.
Use of Estimates — The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during these periods. Significant estimates in these Consolidated Financial Statements include, but are not limited to, sales discounts and rebates, restructuring charges, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental and asbestos-related liabilities, income taxes and tax valuation reserves, goodwill and the determination of discount and other rate assumptions used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
Reclassification — Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.
Note D — Goodwill and Intangible Assets
During the three months ended March 31, 2006, there were no acquisitions, disposals or impairment of PolyOne’s goodwill. Goodwill as of March 31, 2006 and December 31, 2005, by business segment, is as follows:

	Performance
(In millions)	Plastics	Distribution	Total
March 31, 2006 and December 31, 2005	$313.7	$1.6	$315.3

Information regarding PolyOne’s other intangible assets follows:

	As of March 31, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.8)	$—	$2.8
Sales contract	9.6	(8.6)	—	1.0
Patents, technology and other	7.3	(2.2)	1.1	6.2

Total	$25.5	$(16.6)	$1.1	$10.0

	As of December 31, 2005
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.6)	$—	$3.0
Sales contract	9.6	(8.4)	—	1.2
Patents, technology and other	7.3	(2.0)	1.1	6.4

Total	$25.5	$(16.0)	$1.1	$10.6

Amortization of other intangible assets was $0.6 million for the three-month period ended March 31, 2006 and $0.7 million for the three-month period ended March 31, 2005.
The carrying values of intangible assets and other investments are adjusted to the estimated net future cash flows as a result of an evaluation done each year end, or more often when indicators of impairment exist. For the three-month period ended March 31, 2006, there were no indicators of impairment for either goodwill or intangible assets.

Note E — Inventories
Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2006	2005
Finished products and in-process inventories	$168.7	$155.0
Raw materials and supplies	90.6	86.8

	259.3	241.8
LIFO reserve	(42.3)	(50.0)

Total inventories	$217.0	$191.8

Note F — Income Taxes
Income tax expense for the first quarter of 2006 and 2005 was $1.7 million and $2.6 million, respectively. The effective tax rate for the first quarter of 2006 and 2005 is lower that the federal statutory rate due to the utilization of previously reserved net operating loss carryforwards. For the first quarter of 2006, a tax provision of $0.8 million was recorded for federal alternative minimum tax and various state income taxes. The balance of the first quarter 2006 expense of $0.9 million was for foreign taxes. For the first quarter of 2005, a domestic tax provision was not applied against income before income taxes as a result of the reversal of the tax valuation allowance that was recorded in previous periods. In accordance with SFAS 109, “Accounting for Income Taxes,” due to the uncertainty regarding full utilization of PolyOne’s deferred income taxes, PolyOne intends to maintain its valuation allowance until sufficient positive evidence exists to support realization of the remaining deferred tax assets. Income tax expense of $2.6 million in the first quarter of 2005 represents foreign taxes.
Note G — Financial Information of Equity Affiliates
PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates.
PolyOne owns 24% of Oxy Vinyls LP (OxyVinyls), a manufacturer and marketer of PVC resins in North America. Summarized financial information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2006	2005
OxyVinyls:
Net sales	$693.2	$615.5
Operating income	106.9	84.1
Partnership income as reported by OxyVinyls	101.9	62.3
PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	24.5	15.0
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.1

Earnings of equity affiliate recorded by PolyOne	$24.6	$15.1

	March 31,	December 31,
	2006	2005
Current assets	$501.2	$467.3
Non-current assets	1,304.5	1,234.8

Total assets	1,805.7	1,702.1

Current liabilities	244.4	276.0
Non-current liabilities	409.3	376.0

Total liabilities	653.7	652.0

Partnership capital	$1,152.0	$1,050.1

PolyOne also owns 50% of SunBelt Chlor-Alkali Partnership (SunBelt). Summarized financial information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2006	2005
SunBelt:
Net sales	$44.1	$38.5
Operating income	27.7	21.0
Partnership income as reported by SunBelt	25.2	18.2
PolyOne’s ownership of SunBelt	50%	50%

Earnings of equity affiliate recorded by PolyOne	$12.6	$9.1

	March 31,	December 31,
	2006	2005
Current assets	$50.6	$28.4
Non-current assets	117.6	120.5

Total assets	168.2	148.9

Current liabilities	20.9	19.4
Non-current liabilities	134.1	134.1

Total liabilities	155.0	153.5

Partnership capital (deficit)	$13.2	$(4.6)

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine produced by SunBelt up to 250,000 tons per year at market price, less a discount.
The Performance Plastics segment includes DH Compounding Company (owned 50%), BayOne Urethane Systems, L.L.C. (owned 50%) and Geon/Polimeros Andinos (owned 50%) equity affiliates. Combined summarized financial information for these equity affiliates follows. The amounts shown represent the entire operations of these businesses.

	Three Months Ended
	March 31,
(In millions)	2006	2005
Net sales	$37.1	$30.8
Operating income	3.1	3.8
Net income	3.0	3.4

Note H — Share-Based Compensation
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the first quarter of 2006 included: (a) compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) compensation expense for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Because share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information that was required under SFAS 123 for the first quarter of 2005, the Company accounted for forfeitures as they occurred.
PolyOne has one share-based compensation plan, which is described below. The pre-tax and after-tax compensation cost recognized for the three months ended March 31, 2006 and 2005 was $1.4 million and $0.4 million, respectively, which is included in selling and administrative expenses on the Condensed Consolidated Statement of Operations.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards will be issued only from the 2005 EPIP. As a result, all previous equity-based plans were frozen in May 2005. The 2005 EPIP provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock have been reserved for future grants and awards under the 2005 EPIP. All share-based grants and awards that are exercised are issued from PolyOne’s treasury stock.
Stock Appreciation Rights
During the first quarter of 2006, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,029,300 stock appreciation rights (SARs). The awards were approved and communicated on January 4, 2006 for certain employees and on February 21, 2006 for the Chief Executive Officer. These dates have been used as the grant dates for valuation purposes. The grant date stock price was $6.51 for the January 4, 2006 grant and $9.19 for the February 21, 2006 grant. Vesting is based on a service period of one year and the achievement of stock price targets. This condition is considered a market-based measure under SFAS No. 123(R), which is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement of $7.50, $8.50 and $10.00, but may not be exercised earlier than one year from the date of the grant. The SARs have a seven year exercise period that expires on January 4, 2013.
The option pricing model used by PolyOne was a Monte Carlo simulation method that valued the SARs granted during the first quarter of 2006. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables as noted in the following table. Expected volatility was set at the average of the six-year historical weekly volatility for PolyOne and the implied volatility rates for exchange traded options. The expected term of options granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were omitted in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year and were based on PolyOne’s historical experience. The following is a summary of the assumptions related to the grants issued during the first quarter of 2006:

2006
Expected volatility	44.00%
Expected dividends	—
Expected term (in years)	3.71 - 4.32
Risk-free rate	4.26% - 4.57%
Value of SAR options granted	$2.63 - $3.82
In January 2005, the Compensation and Governance Committee authorized the issuance of 474,300 SARs. The fair value of the SARs was $4.18 per share and was calculated using the Black-Scholes-Merton valuation method. The SARs will be issued in shares of PolyOne common stock and vest in one-third increments when PolyOne’s stock price increases by 10%, 20% and 30% above the $8.94 base price. The SARs have a seven-year exercise period that expires on January 4, 2012.
In December 2003, the Compensation and Governance Committee authorized the issuance of 1,300,000 SARs with an exercise term of 36 months. The SARs will be issued in shares of PolyOne common stock and vest in one-third increments upon attaining target prices of $8.00, $9.00 and $10.00 of PolyOne’s common stock.
A summary of SAR option activity under the 2005 EPIP as of March 31, 2006 and changes during the quarter then ended, are presented below:

			Weighted-Average
	Shares (in	Weighted-Average	Remaining	Aggregate Intrinsic
Stock Appreciation Rights	thousands)	Exercise Price	Contractual Term	Value (in millions)
Outstanding at January 1, 2006	1,528	$7.40
Granted	1,029	6.96
Exercised	(258)	6.13
Forfeited or expired	(80)	7.37

Outstanding at March 31, 2006	2,219	$7.35	4.9 years	$4.5

Vested at March 31, 2006	1,209	$7.37	5.0 years	$2.5

Exercisable at March 31, 2006	555	$7.81	3.0 years	$1.0

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2006 and 2005 was $2.70 and $4.18, respectively. The total intrinsic value of SARs that were exercised during the three months ended March 31, 2006 and 2005 was $0.7 million and $0.2 million, respectively.
As of March 31, 2006, there was $2.1 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of one year.

Stock Options
PolyOne’s incentive stock plans provide for the award or grant of options to purchase PolyOne common stock. Options granted generally become exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option cannot extend beyond 10 years from the date of grant. All options are granted at 100% or greater of market value (as defined) on the date of the grant. PolyOne also has a stock plan for non-employee directors under which options are granted.
A summary of option activity as of March 31, 2006 and changes during the quarter then ended, are presented below:

			Weighted-Average
	Shares (in	Weighted-Average	Remaining	Aggregate Intrinsic
Options	thousands)	Exercise Price	Contractual Term	Value (in millions)
Outstanding at January 1, 2006	9,115	$11.55
Granted	—	—
Exercised	(269)	7.19
Forfeited or expired	(503)	12.02

Outstanding at March 31, 2006	8,343	$11.65	3.44 years	$3.7

Vested at March 31, 2006	8,343	$11.65	3.44 years	$3.7

Exercisable at March 31, 2006	8,090	$11.83	3.38 years	$2.9

The total intrinsic value of stock options that were exercised during the three months ended March 31, 2006 and 2005 was $0.4 million and $0.1 million, respectively.
Cash received during the first quarter 2006 and 2005 from the exercise of stock options was $2.0 million and $0.2 million, respectively.
Performance Shares
In January 2005, the Compensation and Governance Committee authorized the issuance of performance shares to selected executives and other key employees. The performance shares vest only to the extent that management goals for cash flow, return on invested capital, and the level of earnings before interest, taxes, depreciation and amortization in relation to debt are achieved for the period commencing January 1, 2005 and ending December 31, 2007. The fair value of each performance share is equal to the grant date market price.
At December 31, 2005, there were 587,202 performance share awards outstanding with a weighted-average fair value of $8.94 per share. During the first quarter of 2006, an additional 87,000 performance share awards were issued with a weighted-average fair value of $9.19 per share. In the first quarter 2006, compensation cost of $0.4 million was recognized on these awards. As of March 31, 2006, based on projected performance attainment for the remaining life of the awards, the unrecognized compensation cost of these awards is approximately $1.5 million.
Restricted Stock Awards
On February 21, 2006, PolyOne issued 200,000 shares of restricted stock as part of the compensation package of the new Chief Executive Officer. The value of the restricted shares was established by the market price on the date of the grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff restricted stock vesting period. As of March 31, 2006, all 200,000 shares remain unvested with a weighted-average grant date fair value of $8.84 and a weighted-average remaining contractual term of 35 months. Compensation expense recorded in the first quarter of 2006 was $0.1 million. Unrecognized compensation cost for restricted stock awards at March 31, 2006 is approximately $1.7 million.
Note I — Weighted-Average Shares Used to Compute Earnings Per Share

	Three Months Ended
	March 31,
(In millions)	2006	2005
Weighted-average shares — basic:
Weighted-average shares outstanding	92.1	91.8

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.1	91.8
Plus dilutive impact of stock options and stock awards	0.4	0.4

Weighted-average shares outstanding — diluted	92.5	92.2

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted-average diluted shares outstanding.
Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 8.3 million at March 31, 2006 and 9.5 million at March 31, 2005.
Note J — Employee Separation and Plant Phaseout
Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs. For further discussion of these initiatives, see Note E to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005.
2006 Charges — Operating income for the three months ended March 31, 2006 includes a $0.2 million charge related to the closing of the Manchester, England color additives facility. Two additional individuals were affected by the closing during the quarter and a total of 12 employees were terminated during the period. The remaining 12 employees at March 31, 2006 are expected to be terminated during the second quarter at a cost of approximately $0.2 million.
PolyOne completed the sale of its Yerrington engineered films facility and its Somerset color and additives facility during the first quarter of 2006 for a net benefit of $0.3 million.
The net benefit of $0.1 million for the first quarter 2006 is included in cost of sales in the Condensed Consolidated Income Statement of Operations for the three months ended March 31, 2006.

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Closure and exit of Manchester, England Color Additives facility

Balance at December 31, 2005	22	$—	$—	$—	$—
Continuing operations charge	2	0.2			0.2
Utilized	(12)	(0.2)			(0.2)

Balance at March 31, 2006	12	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Executive severance

Balance at December 31, 2005	—	$2.5	$—	$—	$2.5

Balance at March 31, 2006	—	$2.5	$—	$—	$2.5

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Sale of previously closed facilities

Balance at December 31, 2005	—	$—	$—	$—	$—
Continuing operations (benefit)			(0.3)		(0.3)
Utilized			0.3		0.3

Balance at March 31, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Total

Balance at December 31, 2005	22	$2.5	$—	$—	$2.5
Continuing operations charge (benefit)	2	0.2	(0.3)		(0.1)
Utilized	(12)	(0.2)	0.3		0.1

Balance at March 31, 2006	12	$2.5	$—	$—	$2.5

Note K — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Service cost	$0.3	$0.2
Interest cost	7.5	7.2
Expected return on plan assets	(7.6)	(7.8)
Amortization of unrecognized losses, transition obligation and prior service cost	3.7	3.4

	$3.9	$3.0

There are no minimum funding requirements in 2006 for PolyOne’s qualified defined pension plans.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Service cost	$0.1	$0.2
Interest cost	1.4	1.5
Expected return on plan assets	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(0.9)	(0.7)

	$0.6	$1.0

Note L — Financing Arrangements
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and management of exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at March 31, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2006, these agreements had a net fair value obligation of negative $6.8 million. The weighted-average interest rate for these agreements was 8.6%. There have been no material changes in the market risk faced by PolyOne from December 31, 2005 to March 31, 2006.
Note M — Sale of Accounts Receivable
Accounts receivable consist of the following:

	March 31,	December 31,
(In millions)	2006	2005
Trade accounts receivable	$158.3	$139.6
Retained interest in securitized accounts receivable	229.4	187.3
Allowance for doubtful accounts	(6.8)	(6.4)

	$380.9	$320.5

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At March 31, 2006, accounts receivable totaling $229.4 million were sold by PolyOne to PFC. PFC in turn may sell an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At March 31, 2006, PFC had not sold any of its undivided interests in accounts receivable compared with $7.9 million that PFC had sold at December 31, 2005. PolyOne retains an interest in the $229.4 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC. As a result, this retained interest is included in accounts receivable on the Condensed Consolidated Balance Sheet at March 31, 2006.

The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million facility, of which $19.4 million was used at March 31, 2006. Continued availability of the securitization program depends upon compliance with covenants related primarily to operating performance as set forth in the related agreements. As of March 31, 2006, PolyOne was in compliance with these covenants.
Note N — Segment Information
PolyOne manages its business in three reportable segments: Performance Plastics, Distribution, and Resin and Intermediates. The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005. Segment assets are primarily customer receivables, inventories, net property and goodwill. Intersegment sales are accounted for at prices that approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of intersegment sales, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, retained assets and liabilities of discontinued operations and other unallocated corporate assets and liabilities.

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Three months ended March 31, 2006:
Sales to external customers	$674.6	$483.3	$191.3	$—	$—
Intersegment eliminations	—	36.9	2.8	—	(39.7)

	$674.6	$520.2	$194.1	$—	$(39.7)

Operating income (loss)	$67.9	$27.7	$6.2	$36.2	$(2.2)

Depreciation and amortization	$14.3	$12.8	$0.4	$0.1	$1.0

Total assets	$1,800.3	$1,185.2	$192.4	$293.4	$129.3

Capital expenditures	$4.9	$4.2	$—	$—	$0.7

		Performance		Resin and
(In millions)	Total	Plastics	Distribution	Intermediates	Other

Three months ended March 31, 2005:
Sales to external customers	$611.8	$446.4	$165.4	$—	$—
Intersegment eliminations	—	37.8	2.1	—	(39.9)

	$611.8	$484.2	$167.5	$—	$(39.9)

Operating income (loss)	$44.7	$17.3	$5.4	$22.9	$(0.9)

Depreciation and amortization	$12.5	$11.5	$0.4	$0.1	$0.5

Total assets	$1,805.1	$1,215.1	$189.1	$271.8	$129.1

Capital expenditures	$8.9	$7.0	$0.2	$—	$1.7

Note O — Commitments and Contingencies
PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $57.0 million at March 31, 2006 and $55.2 million at December 31, 2005 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at March 31, 2006. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. PolyOne incurred environmental expense of $2.8 million in the first quarter of 2006, offset by insurance proceeds of $4.0 million during the same period. For the first quarter of 2005, PolyOne recorded no expense related to environmental activities and received no proceeds from insurance recoveries. Additional information related to environmental liabilities is in Note N to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005.
Included in the first quarter of 2006 and 2005 was a net benefit of $8.8 million and $3.7 million, respectively, from the combined effect of settlements of legal disputes and adjustments to litigation reserves.
PolyOne guarantees $73.1 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt matures in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading global compounding and North American distribution company with operations in thermoplastic compounds, specialty vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution with equity investments in manufacturers of PVC resin and its intermediates. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and warehouses in North America, Europe and Asia, and joint ventures in North America and Colombia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers and designers, assemblers and processors of plastics.
Discontinued Operations — On February 15, 2006, we sold 82% of our Engineered Films business, retaining an 18% ownership interest. The retained minority interest investment will be reported on the cost method of accounting. All historical financial information for the Engineered Films business, for periods prior to the sale, has been accounted for as a discontinued operation.
The following table summarizes the results for businesses that were reported as discontinued operations:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Sales	$9.6	$30.0

Pre-tax income from operations	$0.2	$—

Pre-tax loss on disposition of business	(2.3)	(11.6)

Income tax expense (net of valuation allowance)	—	—

Loss from discontinued operations	$(2.1)	$(11.6)

In December 2005, we announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations for all historic periods presented. Specialty Resins is now included in the Performance Plastics segment, where it had been previously.
Outlook — We anticipate that overall positive business conditions for products within the Performance Plastics segment should result in sales and shipments for the second quarter of 2006 to be at or near first quarter 2006 levels. Underlying demand appears resilient, even though early second-quarter seasonal demand strengthening is being overshadowed by processor inventory corrections in anticipation of lower product pricing. Raw material costs should remain flat compared with the end of the first quarter, although the recent upturn in energy costs could change this projection entering the third quarter. We anticipate that, given the above factors, segment earnings for the second quarter of 2006 should show marginal improvement, both sequentially and compared with the second quarter of 2005.
We project that Distribution segment sales and shipment levels for the second quarter of 2006 should approach first quarter 2006 levels and improve compared with the second quarter of 2005, when business conditions deteriorated throughout the quarter. Operating income should improve over the second quarter 2005 level, but may not match the record first-quarter 2006 performance.
In the Resin and Intermediates segment, we anticipate that SunBelt and OxyVinyls should continue to deliver strong earnings as seasonal demand improvements largely offset slightly lower product spreads. Industry aggregate caustic soda and chlorine selling prices are projected to come off first quarter levels. PVC resin product spreads are likely to moderate slightly reflecting the combined impacts from changes in average second-quarter ethylene and natural gas costs and PVC resin prices.
Results of Operations
Summary of Consolidated Results:
First quarter 2006 income from continuing operations improved by $23.9 million, or $0.26 per diluted share, from the first quarter of 2005. Sales increased by 10% from the comparable period last year driven primarily from higher selling prices required to offset escalating raw material and energy costs. Sales volume was flat in our Performance Plastics segment and was up by 6% in our Distribution segment. Our customers’ end-market demand was mixed – stronger domestic demand for construction and packaging applications was offset by weaker demand for domestic automotive and flooring applications. International shipment volume, however, increased 10%, due to stronger demand and increased market penetration in Asia that was supported by our new manufacturing facility in China. Improved earnings were primarily the result of margin expansion in the second half of last year as we increased selling prices in a high raw material and energy cost escalation environment, combined with strong earnings from our equity affiliate and minority interest investments.

	Three Months Ended
	March 31,
(In millions)	2006	2005
Sales:
Performance Plastics segment	$520.2	$484.2
Distribution segment	194.1	167.5
Intersegment eliminations	(39.7)	(39.9)

Total sales	$674.6	$611.8

Net income:
Performance Plastics segment	$27.7	$17.3
Distribution segment	6.2	5.4
Resin and Intermediates segment	36.2	22.9
Other segment	(2.2)	(0.9)

Operating income	67.9	44.7
Interest expense, net	(16.1)	(16.3)
Other expense	(1.2)	(0.8)

Income before income tax and discontinued operations	50.6	27.6
Income tax expense	(1.7)	(2.6)

Income from continuing operations	48.9	25.0
Loss from discontinued operations, net of taxes	(2.1)	(11.6)

Net income	$46.8	$13.4

Period to period changes in sales and operating income are discussed in the “Business Segment Information” section that follows. Segments are also discussed in Note M to the Condensed Consolidated Financial Statements.

Selected Operating Costs:
Selected operating costs, expressed as a percentage of sales, are as follows:

	Three Months Ended
	March 31,
	2006	2005
Cost of sales	86.5%	87.2%
Selling and administrative	7.0%	7.7%
Cost of Sales – These costs, as a percentage of sales, declined in the first quarter of 2006 primarily from successful efforts to increase our selling prices during 2005 to pass on higher raw material, distribution and energy costs.
Selling and Administrative – Included in the first quarter of 2006 was an $8.8 million net benefit from the combined effect of settlements of legal disputes and adjustments to litigation reserves and a $1.2 million net benefit from environmental reserve adjustments and related insurance settlements that reduced first quarter 2006 selling and administrative costs as a percentage of sales by 1.5 percentage points. Included in the first quarter of 2005 was a $3.7 million benefit from the combined effect of settlements of legal disputes and adjustments to litigation reserves that reduced first quarter 2005 selling and administrative costs as a percentage of sales by 0.6 percentage points. The remaining change in selling and administrative costs as a percentage of sales was primarily due to higher share-based compensation costs from adopting SFAS No. 123(R), executive recruiting and hiring costs, higher employee incentive plan accruals that resulted from higher earnings levels, and higher defined benefit pension plan costs, partially offset by lower environmental remediation costs at previously-owned facilities.
Other Components of Income and Expense:
Following are discussions of significant components of income and expense that are presented below the line “Operating income” in the Condensed Consolidated Statements of Income.
Interest expense – Changes in interest expense for the first quarter of 2006 as compared to the first quarter of 2005 were largely the result of lower average borrowings.
Other expense – Other expense included finance costs associated with our receivables sale facility, foreign currency gains and losses, retained post-retirement benefit costs from previously discontinued operations and other miscellaneous items.

	Three Months Ended
	March 31,
(In millions)	2006	2005
Currency exchange gain (loss), net of foreign exchange contracts	$(0.2)	$0.6
Discount on sale of trade receivables	(0.8)	(1.2)
Retained post-employment benefit cost related to previously discontinued business operations	—	(0.3)
Other, net	(0.2)	0.1

	$(1.2)	$(0.8)

Income tax expense – Income tax expense for the first quarter of 2006 and 2005 was recorded in the amount of $1.7 million and $2.6 million, respectively. The effective tax rate for the first quarter of 2006 and 2005 is lower that the federal statutory rate due to the utilization of previously reserved net operating loss carryforwards. A tax provision of $0.8 million was recorded for federal alternative minimum tax and various state income taxes for the first quarter of 2006. The balance of the first quarter 2006 expense of $0.9 million was for foreign taxes. For the first quarter of 2005, a domestic tax provision was not applied against the income before income taxes as a result of the reversal of the tax valuation allowance that was recorded in previous periods. In accordance with SFAS 109, “Accounting for Income Taxes,” due to the uncertainty regarding full utilization of our deferred income taxes, we intend to maintain our valuation allowance until sufficient positive evidence exists to support realization of the remaining deferred tax assets. Income tax expense of $2.6 million in the first quarter of 2005 represents foreign taxes. Foreign income tax expense declined in the first quarter of 2006 from the same period last year due to changes in income among countries that have different effective tax rates.
Loss from discontinued operations, net of income taxes – The first quarter 2006 loss included a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business that was sold in February 2006 to the net sales proceeds received and to recognize costs that we were not allowed to recognize until the Engineered Films business was sold due to the contingent nature of the costs, as required by generally accepted accounting principles. The first quarter 2005 loss included a pre-tax charge of $10.9 million to adjust the net assets of the Engineered Films business to the projected net sale proceeds to be received.
Segment Information:
First Quarter 2006 Compared with First Quarter 2005:

(In millions)	2006	2005	$ Change	% Change
Sales:
Performance Plastics segment	$520.2	$484.2	$36.0	7%
Distribution segment	194.1	167.5	26.6	16%
Intersegment eliminations	(39.7)	(39.9)	0.2	(1)%

	$674.6	$611.8	$62.8	10%

Operating income (loss):
Performance Plastics segment	$27.7	$17.3	$10.4
Distribution segment	6.2	5.4	0.8
Resin and Intermediates segment	36.2	22.9	13.3
Other segment	(2.2)	(0.9)	(1.3)

	$67.9	$44.7	$23.2

Performance Plastics’ volume in the first quarter of 2006 was unchanged from the same period in 2005. Increases in the volume of North American Colors and Additives, International Colors and International Engineered Materials products were offset by volume declines in Polymer Coating Systems and Specialty Resins products. North American Colors and Additives volume improved due to increased demand for profile extrusion products for the construction market and general purpose products for the packaging market. Volume improvements in International Colors and International Engineered Materials were seen in both Europe and Asia. In Europe, we realized the benefits from regaining share lost in 2004 and 2005 and from general economic improvement in key economies. In Asia, volume growth reflected new application developments, share gains and a general strengthening in the Asian economies, supported by our new manufacturing facility in south China. The decline in Polymer Coating Systems product volume was partially due to a decline in automotive demand caused by reduced production schedules and platform build-outs, and to a few customers that brought a portion of their requirements in-house to more fully utilize their internal capacity. Lower Specialty Resins volume was driven by weak demand for automotive and flooring applications and increased competition from imported resin. The increase in Performance Plastics sales was primarily due to higher average selling prices that recovered increases in raw material, distribution and energy costs. Lower average currency exchange rates in the first quarter of 2006 negatively impacted sales as compared to the first quarter of 2005 by $9.9 million.
Performance Plastics’ operating income improvement in the first quarter of 2006 compared with the same period in 2005 was primarily the result of margin improvements from the below cycle average margins experienced in the first quarter 2005, partially offset by higher employee compensation and benefit costs. Lower average currency exchange rates in the first quarter of 2006 also negatively impacted operating income as compared to the first quarter of 2005 by $0.5 million.
Distribution’s first quarter 2006 volume was up 6% from the same period in 2005 due to higher demand in most customer end-markets combined with gains in market share. The revenue increase was driven by higher volume combined with selling price increases that were passed through from our supplier base. Operating income improved primarily as a result of higher volume.
Resin and Intermediates’ operating income improvement in the first quarter of 2006 compared with the same period in 2005 reflected $9.5 million higher OxyVinyls equity earnings and $3.5 million higher SunBelt equity earnings. OxyVinyls’ earnings improvement was primarily the result of higher industry average PVC resin and vinyl chloride monomer price spreads over raw material costs and improved chlor-alkali profitability. SunBelt’s earnings improvement was due largely to higher combined selling prices for chlorine and caustic soda.
“Other” consists primarily of corporate general and administrative costs that were not allocated to business segments and inter-segment sales and profit eliminations.
Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.
Share-Based Compensation – Prior to January 1, 2006, as permitted under SFAS No. 123, we applied APB No. 25 and related interpretations to account for our share-based compensation plans. Under APB No. 25, compensation expense was recognized for stock option grants if the exercise price of the grant was below the fair value of the underlying stock at the measurement date. On January 1, 2006, we adopted SFAS No. 123(R), which requires compensation expense to be recognized based on the fair value on the date of the grant. We are using the modified prospective transition method, which does not require prior period financial statements to be restated. The impact on first quarter pre-tax earnings from the adoption of SFAS No. 123(R) was a charge of $1.4 million. The impact on pre-tax earnings in each of the remaining quarters of 2006 is expected to be a charge of approximately $0.9 million per quarter.
The option pricing model we used was a Monte Carlo simulation method that valued the SARs granted during the first quarter of 2006. Under this method, the fair value of awards on the date of grant is an estimate and is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Expected volatility was set at the average of the six-year historical weekly volatility for our common stock and the implied volatility rates for exchange traded options. The expected term of options granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were omitted in this calculation because we do not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year and were based on our historical experience.
For more information on the adoption and impact of SFAS No. 123(R), see Note C and Note H to the Condensed Consolidated Financial Statements.
Goodwill – As of March 31, 2006, we had $315.3 million of goodwill that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
We determined that goodwill was not impaired when we performed our last annual assessment as of July 1, 2005. As of March 31, 2006, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this, we concluded that an interim assessment as of March 31, 2006 was not required.
Cash Flows
Detail about cash flows can be found in the Condensed Consolidated Statement of Cash Flows. The following discussion focuses on the material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2005) to the date of the most recent interim balance sheet (March 31, 2006).
Operating Activities – In the first quarter of 2006, our operations used $10.8 million of cash. Primary sources of cash were profitable business operations and an increase in accounts payable due to higher purchasing levels to support higher sales levels at the end of the first quarter of 2006 compared to the prior year end. Primary uses of cash were: an increase in accounts receivable due to higher sales levels at the end of the first quarter of 2006 compared to the prior year end, which was partially offset by an improvement in accounts receivable days sales outstanding; an increase in inventories due to higher production levels to support higher sales levels at the end of the first quarter of 2006 compared to the prior year end, which was partially offset by improved inventory turnover efficiency; and repayments of short-term borrowings under our receivables facility.
In addition, income from our equity affiliates and minority interests exceeded the cash dividends and distributions that we received by $34.5 million.
Working capital management
Our working capital management efforts focus on three components of working capital that we believe are the most critical to maximizing cash provided by operating activities that we can manage on a day-to-

day basis. These components are accounts receivable, inventories and accounts payable. To help us manage working capital, we use metrics that measure the number of days of sales in receivables (DSO), days of sales in inventories (DSI) and days of sales in accounts payable (DSP). This allows us to better understand the total dollar changes in these components of working capital by separating the changes due to efficiency (days outstanding) and the underlying volume of business (sales and production levels).
The following table presents our working capital metrics and the impact of changes in efficiency and volume on accounts receivable, inventories and accounts payable:

	March 31,	December 31,
	2006	2005
Accounts receivable DSO	49.5	51.1
Inventories DSI	38.4	42.2
Accounts payable DSP	(38.7)	(41.2)

Net days outstanding at end of the period	49.2	52.1

Change in net days from prior period	(2.9)

Cash provided (used) by: (In millions)
Accounts receivable	$(47.3)
Inventories	(7.9)
Accounts payable	19.2

	$(36.0)

Impact of change in net days outstanding	$17.9
Impact of change in sales and production levels	(53.9)

	$(36.0)

Investing activities – Cash provided by investing activities in the first quarter of 2006 was $14.6 million, primarily as the result of net proceeds of $17.3 million received from the sale of the Engineered Films business and $2.4 million from the sale of other assets, partially offset by $4.9 million of capital expenditures to support manufacturing operations.
Financing activities – Cash provided by financing activities in the first quarter of 2006 totaled $1.7 million and was primarily the result of the $2.0 million of cash proceeds we received from the exercise of stock options by employees.
Discontinued Operations – Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statement of Cash Flows. With the sale of the Engineered Films business in February 2006, we no longer have any businesses that are accounted for as discontinued operations.
Balance Sheets
The following discussion focuses on material changes in balance sheet line items from December 31, 2005 to March 31, 2006 that are not discussed in the preceding “Cash Flows” section.
Other current assets – The decrease in other current assets was primarily due to the receipt of legal settlement payments that had been accrued during the fourth quarter of 2005.

Accrued expenses – The increase in accrued expenses was primarily due to an increase in accrued interest expense caused by timing differences between the dates that the payment of interest is due and the periods in which the expense is recognized.
Capital Resources and Liquidity
As of March 31, 2006, we had existing facilities to access available capital resources (receivables sale facility, secured revolving credit facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $810.6 million. As of March 31, 2006, we had used $645.6 million of these facilities, and $165.0 million was available to be drawn while remaining in compliance with covenants. The following table summarizes our outstanding and available facilities at March 31, 2006:

(In millions)	Outstanding	Available
Long-term debt	$638.8	$—
Revolving credit facility	—	19.4
Receivables sale facility	—	145.6
Short-term bank debt	6.8	—

	$645.6	$165.0

Long-term Debt – At March 31, 2006, we had long-term debt of $638.8 million, with maturities through 2015. Current maturities of long-term debt at March 31, 2006 were $0.7 million.
Revolving Credit Facility – Our revolving credit facility has a three-year term expiring May 6, 2006 and provides for up to $30.0 million in borrowings. We had no drawings on this facility at March 31, 2006, and we have reissued all letters of credit outstanding under this facility with effective dates prior to the revolving credit facility expiration date under our existing receivables sale facility. We intend to put a new revolving credit facility in place to provide credit protection for certain banking activities, including subsidiary borrowings, interest rate swaps, foreign currency forwards, credit card programs and bank overdrafts. To facilitate the execution of a new facility, we requested and received a one-month extension to our revolving credit agreement that changed the expiration date to June 6, 2006.
Receivables Sale Facility – The receivables sale facility expires in July 2010. This facility allows us to sell accounts receivable and obtain proceeds of up to $175.0 million. The maximum proceeds that we may receive are limited to 85% of the eligible domestic accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit, of which $19.4 million was used at March 31, 2006. The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40 million or less. As of March 31, 2006, the fixed charge coverage ratio was 2.2 to 1 and availability under the facility was $145.6 million.
Of the capital resource facilities available to us as of March 31, 2006, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of March 31, 2006, we had not sold any accounts receivable and had guaranteed $73.1 million of SunBelt’s debt.

We expect profitable operations in 2006 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2006 include net income, ongoing working capital efficiency improvements, cash distributions from our equity affiliates, proceeds from settling legal disputes and borrowings under existing loan agreements. Expected uses of cash in 2006 include interest expense and discounts on the sale of accounts receivable, cash taxes, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures are currently estimated between $45 million and $50 million primarily for equipment in support of current manufacturing operations. We may also repurchase or repay additional long-term debt in 2006 as part of our overall strategy to reduce debt.
Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under the receivables sale facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for both the short- and long-term.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to: future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions;

•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product platforms to profitability;

•	an inability to raise prices or sustain price increases for products;

•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid disruptions of business; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at January 1, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2006, the six agreements had a net fair value obligation of a negative $6.8 million. The weighted-average interest rate for these six agreements was 8.6%. There have been no material changes in the market risk faced by the Company from December 31, 2005 to March 31, 2006. We have updated the disclosure concerning our financing arrangements, which is included in Note L to the Condensed Consolidated Financial Statements included in this quarterly report.

Item 4. Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this quarterly report. Based upon this evaluation, our management has concluded that, as of the end of the period covered by this quarterly report, PolyOne’s disclosure controls and procedures were effective.
There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.
Item 6. Exhibits

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(10)	10.1	Letter Agreement by and between the Company and Stephen D. Newlin effective February 13, 2006, incorporated by reference to the corresponding exhibit filed with the Company’s Form 8-K on February 17, 2006, SEC File No. 1-16091.

(10)	10.2	Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC and Matrix Films, LLC, dated as of February 15, 2006, incorporated by reference to the corresponding exhibit filed with the Company’s Form 10-K for the year ended December 31, 2005, SEC File No. 1-16091.

(31)	31.1	Certification of Stephen D. Newlin, President, Chief Executive Officer and Chairman, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	32.1	Certification of Stephen D. Newlin, President, Chief Executive Officer and Chairman, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2006	POLYONE CORPORATION

/s/ W. David Wilson
W. David Wilson
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier
Michael J. Meier
Corporate Controller
(Authorized Officer and Principal Accounting Officer)

PolyOne Corporation
Index to Exhibits

Exhibit	Description

10.1	Letter Agreement by and between the Company and Stephen D. Newlin effective February 13, 2006, incorporated by reference to the corresponding exhibit filed with the Company’s Form 8-K on February 17, 2006, SEC File No. 1-16091.

10.2	Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC and Matrix Films, LLC, dated as of February 15, 2006, incorporated by reference to the corresponding exhibit filed with the Company’s Form 10-K for the year ended December 31, 2005, SEC File No. 1-16091.

31.1	Certification of Stephen D. Newlin, President, Chief Executive Officer and Chairman, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, President, Chief Executive Officer and Chairman, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002