Form 10-Q
period 2006-06-30
POLYONE CORP
filed 2006-08-02
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of July 31, 2006 was 92,671,265.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$686.4	$620.4	$1,361.0	$1,232.2
Operating costs and expenses:
Cost of sales	592.7	538.7	1,176.3	1,072.0
Selling and administrative	49.9	47.8	99.2	94.9
Depreciation and amortization	14.3	12.4	28.6	24.9
Employee separation and plant phaseout	(0.2)	0.4	(0.3)	0.6
Environmental remediation at inactive sites	(2.3)	—	(4.1)	—
Income from equity affiliates and minority interest	(31.5)	(32.1)	(70.1)	(58.1)

Operating income	63.5	53.2	131.4	97.9
Interest expense	(16.8)	(17.4)	(33.4)	(34.2)
Interest income	0.8	0.4	1.3	0.9
Premium on early extinguishment of long-term debt	(1.2)	—	(1.2)	—
Other expense, net	(1.5)	(0.8)	(2.7)	(1.6)

Income before income taxes and discontinued operations	44.8	35.4	95.4	63.0
Income tax expense	(2.4)	(2.4)	(4.1)	(5.0)

Income before discontinued operations	42.4	33.0	91.3	58.0
Loss from discontinued operations, net of income taxes	—	(1.7)	(2.1)	(13.3)

Net income	$42.4	$31.3	$89.2	$44.7

Earnings (loss) per common share:
Basic earnings (loss):
Before discontinued operations	$0.46	$0.36	$0.99	$0.63
Discontinued operations	—	(0.02)	(0.02)	(0.14)

Basic earnings per share	$0.46	$0.34	$0.97	$0.49

Diluted earnings (loss):
Before discontinued operations	$0.46	$0.36	$0.99	$0.63
Discontinued operations	—	(0.02)	(0.03)	(0.14)

Diluted earnings per share	$0.46	$0.34	$0.96	$0.49

Weighted average shares used to compute earnings per share:
Basic	92.4	91.8	92.2	91.8
Diluted	93.0	92.1	92.6	92.1

Dividends paid per share of common stock	$—	$—	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$75.0	$32.8
Accounts receivable, net	379.9	320.5
Inventories	228.2	191.8
Deferred income tax assets	19.6	20.1
Other current assets	18.2	27.4
Discontinued operations	—	20.9

Total current assets	720.9	613.5
Property, net	423.0	436.0
Investment in equity affiliates	302.7	273.9
Goodwill	315.3	315.3
Other intangible assets, net	9.6	10.6
Other non-current assets	64.4	60.0
Discontinued operations	—	6.7

Total assets	$1,835.9	$1,716.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$4.6	$7.1
Accounts payable	277.3	232.6
Accrued expenses	84.9	82.4
Current portion of long-term debt	19.3	0.7
Discontinued operations	—	11.2

Total current liabilities	386.1	334.0
Long-term debt	603.7	638.7
Post-retirement benefits other than pensions	103.5	107.9
Other non-current liabilities, including pensions	221.4	214.3
Minority interest in consolidated subsidiaries	5.9	5.4

Total liabilities	1,320.6	1,300.3

Shareholders’ equity	515.3	415.7

Total liabilities and shareholders’ equity	$1,835.9	$1,716.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2006	2005
		(revised –
		see note C)
Operating Activities
Net income	$89.2	$44.7
Adjustments to reconcile net income to net cash provided by operating activities:
Employee separation and plant phaseout charge (benefit)	(0.3)	0.6
Cash payments for employee separation and plant phaseout	(1.2)	(1.9)
Environmental remediation insurance benefit, net of charges at inactive sites	(4.1)	—
Environmental remediation insurance receipts, net of (spending) at inactive sites	4.9	(9.9)
Depreciation and amortization	28.6	24.9
Premium on early extinguishment of long term debt	1.2	—
Loss on disposition of discontinued businesses and related plant phaseout charge	2.3	11.6
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(70.1)	(58.1)
Dividends and distributions received	42.2	19.2
Provision for deferred income taxes	0.5	0.9
Change in assets and liabilities:
Accounts receivable	(43.4)	(53.2)
Inventories	(16.4)	(9.4)
Accounts payable	31.7	16.3
Increase (decrease) in sale of accounts receivable	(7.9)	38.6
Accrued expenses and other	(10.9)	(17.9)
Net cash (used) provided by discontinued operations	(0.1)	4.7

Net cash provided by operating activities	46.2	11.1

Investing Activities
Capital expenditures	(12.5)	(18.0)
Business acquisitions, net of cash received	—	(2.7)
Proceeds from sale of assets	7.2	8.4
Proceeds from sale of discontinued business, net	17.3	—
Net cash used by discontinued operations	(0.2)	(0.7)

Net cash provided (used) by investing activities	11.8	(13.0)

Financing Activities
Change in short-term debt	(2.4)	1.0
Repayment of long-term debt	(17.0)	(1.5)
Proceeds from exercise of stock options	2.8	0.3

Net cash used by financing activities	(16.6)	(0.2)

Effect of exchange rate changes on cash	0.8	(1.8)

Increase (decrease) in cash and cash equivalents	42.2	(3.9)
Cash and cash equivalents at beginning of period	32.8	38.6

Cash and cash equivalents at end of period	$75.0	$34.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

		Common					Common	Accumulated
		Shares			Additional	Retained	Stock Held	Other
	Common	Held in		Common	Paid-In	Earnings	in	Comprehensive
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income

Balance January 1, 2005	122,192	30,480	$380.4	$1.2	$1,069.8	$(208.9)	$(339.0)	$(142.7)
Comprehensive income:
Net income			13.4			13.4
Translation adjustment			(5.3)					(5.3)

Total comprehensive income			8.1					(5.3)
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9	0.3

Balance March 31, 2005	122,192	30,382	$389.5	$1.2	$1,069.6	$(195.5)	$(338.1)	$(147.7)

Comprehensive income:
Net income			31.3			31.3
Translation adjustment			(6.0)					(6.0)

Total comprehensive income			25.3					(6.0)
Stock-based compensation and benefits		(36)	(0.9)		(0.2)		0.2	(0.9)

Balance June 30, 2005	122,192	30,346	$413.9	$1.2	$1,069.4	$(164.2)	$(337.9)	$(154.6)

Balance January 1, 2006	122,192	30,255	$415.7	$1.2	$1,066.4	$(162.0)	$(337.1)	$(152.8)
Comprehensive income:
Net income			46.8			46.8
Translation adjustment			0.9					0.9

Total comprehensive Income			47.7					0.9
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$466.5	$1.2	$1,066.2	$(115.2)	$(333.1)	$(152.6)

Comprehensive income:
Net income			42.4			42.4
Translation adjustment			5.2					5.2

Total comprehensive Income			47.6					5.2
Stock-based compensation and benefits		(163)	1.2		(0.3)		1.5

Balance June 30, 2006	122,192	29,542	$515.3	$1.2	$1,065.9	$(72.8)	$(331.6)	$(147.4)

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
Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be attained in subsequent quarters or for the year ending December 31, 2006.
PolyOne sold 82% of its Engineered Films business in February 2006. Through the third quarter of 2003, Engineered Films was included in the Performance Plastics segment. Since then, it has been treated as a discontinued operation. As a result, all historical information included in this quarterly report for the Engineered Films business is presented as a discontinued operation. Unless otherwise noted, the disclosures in these financial statements pertain to PolyOne’s continuing operations.
In December 2005, PolyOne announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations for all historic periods presented. Specialty Resins is now included in the Performance Plastics segment, where it had been previously.
Note B — Discontinued Operations
PolyOne sold 82% of its Engineered Films business in February 2006 to an investor group consisting of members of the business unit’s management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. PolyOne retained an 18% ownership interest in the company. Under Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” when a business is sold with a retained interest, the cost method of accounting is appropriate if the disposal group qualifies as a component of an entity, the selling entity has no significant influence or continuing involvement in the new entity, and the operations and cash flows of the business being sold will be eliminated from the ongoing operations of the company selling it. The Engineered Films business qualified as a component of an entity, and PolyOne has no significant influence or continuing involvement in the new entity. Activities that would be considered continuing cash flows (consisting of warehousing and short-term transitional services) amount to less than one percent of the new entity’s corresponding costs and, therefore, are not considered significant. The operations and cash flows of the business sold have been eliminated from the financial statements of the ongoing operations of PolyOne. PolyOne also considered the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and determined that the new entity is not a variable interest entity subject to consolidation. As a result, the retained minority interest investment in the Engineered Films business is reported on the cost method of accounting.

Included in the results of the first six months of 2006 was a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business to the net proceeds that were received and to recognize costs that were not able to be recognized until the Engineered Films business was sold due to the contingent nature of these costs, as required by generally accepted accounting principles. For the six-month period ended June 30, 2005, a pre-tax charge of $10.9 million was recorded to adjust the net assets of the Engineered Films business to the projected net proceeds to be received from the sale.
The following table summarizes the results for businesses that were reported as discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Sales	$—	$31.1	$9.6	$61.1

Pre-tax income (loss) from operations	$—	$(1.7)	$0.2	$(1.7)

Pre-tax loss on disposition of business	—	—	(2.3)	(11.6)

Income tax expense (net of valuation allowance)	—	—	—	—

Loss from discontinued operations	$—	$(1.7)	$(2.1)	$(13.3)

Note C — Accounting Policies
Share-Based Compensation — As of June 30, 2006, PolyOne has one active share-based employee compensation plan, which is described more fully in Note H to the Condensed Consolidated Financial Statements. Prior to January 1, 2006, PolyOne accounted for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an option holder must pay to acquire the common stock. Compensation cost for stock appreciation rights (SARs) was recognized upon vesting as the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeded the SARs specified value.
On January 1, 2006, PolyOne adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective transition method. SFAS No. 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Under the modified prospective transition method, compensation cost recognized during the three-month and six-month periods ended June 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, plus (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Condensed Consolidated Financial Statements as of and for the three-month and six-month periods ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Total share-based compensation cost for the three-month and six-month periods ended June 30, 2006 was $0.8 million and $2.2 million, respectively, net of tax.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in compensation cost for the three-month period ended June 30, 2006 of $0.8 million more than what it would have been under APB No. 25, or $0.01 per share. For the six months ended June 30, 2006, the compensation cost recorded under SFAS No. 123(R) was $2.2 million, or $0.2 per share, which is the same amount that would have been recognized under APB No. 25.
SFAS No. 123(R) requires that the benefits of tax deductions in excess of compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow as was previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. However, because PolyOne is in a net operating loss carryforward position for income taxes, there was no impact on its cash flow statement for the six-month period ended June 30, 2006.
The following table illustrates the effect on net income and income per share for the three-month and six-month periods ended June 30, 2005 as if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation using the fair value estimate computed by the Black-Scholes-Merton option-pricing model for the three-month and six-month periods ended June 30, 2005. The Black-Scholes-Merton option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility.

	Three Months	Six Months
	Ended	Ended
(In millions, except per share data)	June 30, 2005	June 30, 2005
Net income, as reported	$31.3	$44.7
Add: Total share-based employee compensation benefit included in reported net income, net of tax	(0.8)	(0.4)
Deduct: Total share-based employee compensation expense determined under the fair value-based method for all awards, net of tax	(1.0)	(2.0)

Pro forma net income	$29.5	$42.3

Net earnings per share:
Basic and diluted — as reported	$0.34	$0.49
Basic and diluted — pro forma	$0.32	$0.46
New Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires these items to be recognized as current-period charges and that fixed production overhead be allocated to conversion costs based on the normal capacity of the associated production facilities. PolyOne adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 has not had, nor is it expected to have, a material impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires changes in accounting principle to be applied retroactively, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. PolyOne adopted SFAS No. 154 as of January 1, 2006. The adoption of SFAS No. 154 has not had, nor is it expected to have, a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact the adoption of FIN 48 may have on its financial statements.
Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during these periods. Significant estimates in these Condensed Consolidated Financial Statements include, but are not limited to, sales discounts and rebates, restructuring charges, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental and asbestos-related liabilities, income taxes and tax valuation reserves, goodwill, and the determination of discount and other rate assumptions that are used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
Reclassification — Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.
Consolidated Statements of Cash Flows — For the six months ended June 30, 2005, PolyOne has separately disclosed the operating, investing and financing portions of the cash flows that were attributable to its discontinued operations to conform with the presentation shown for the six months ended June 30, 2006 and with the presentation in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005. In periods prior to December 31, 2005, cash flows that were attributable to discontinued operations were reported on a combined basis on one separate line item.
Note D — Goodwill and Intangible Assets
During the six months ended June 30, 2006, there were no acquisitions, disposals or impairment of PolyOne’s goodwill. Goodwill as of June 30, 2006 and December 31, 2005, by business segment, was as follows:

	Performance
(In millions)	Plastics	Distribution	Total
June 30, 2006 and December 31, 2005	$313.7	$1.6	$315.3

Information regarding PolyOne’s other intangible assets follows:

	As of June 30, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.9)	$—	$2.7
Sales contract	9.6	(8.7)	—	0.9
Patents, technology and other	7.3	(2.4)	1.1	6.0

Total	$25.5	$(17.0)	$1.1	$9.6

	As of December 31, 2005
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.6)	$—	$3.0
Sales contract	9.6	(8.4)	—	1.2
Patents, technology and other	7.3	(2.0)	1.1	6.4

Total	$25.5	$(16.0)	$1.1	$10.6

Amortization of other intangible assets was $0.4 million and $0.6 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $1.0 million and $1.3 million for the six-month periods ended June 30, 2006 and 2005, respectively.
The carrying values of intangible assets and other investments are adjusted to the estimated net future cash flows based upon an evaluation done each year end, or more often, when indicators of impairment exist. For the six-month period ended June 30, 2006 there were no indicators of impairment for either goodwill or intangible assets.
Note E — Inventories
Components of inventories are as follows:

(In millions)	June 30,	December 31,
	2006	2005
Finished products and in-process inventories	$172.7	$155.0
Raw materials and supplies	96.3	86.8

	269.0	241.8
LIFO reserve	(40.8)	(50.0)

Total	$228.2	$191.8

Note F — Income Taxes
Income tax expense for each of the three months ended June 30, 2006 and 2005 was $2.4 million. For the six months ended June 30, 2006 and 2005, income tax expense was $4.1 million and $5.0 million, respectively. The effective tax rate for each period presented is lower than the federal statutory rate due to utilizing net operating loss carryforwards for which valuation allowances had been previously provided. For the second quarter and first half of 2006, a tax provision was recorded for federal alternative minimum tax, various state income taxes and foreign taxes. A domestic tax provision was not applied against income before income taxes in either the second quarter or the first half of 2005. Tax expense for 2005 represents foreign taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes, PolyOne intends to maintain the valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, that would support reversal of all or a portion of the allowance. Tax expense for each period primarily represents foreign, state and local taxes, while tax expense for the second quarter and first half of 2006 also includes $0.3 million and $0.5 million, respectively, for federal alternative minimum taxes.
Note G — Investment in Equity Affiliates
PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates.

PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America. The following table presents OxyVinyls’ summarized financial results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
Net sales	$647.2	$621.4	$1,340.3	$1,236.9
Operating income	62.9	97.6	169.8	181.7
Partnership income as reported by OxyVinyls	68.1	82.3	170.0	144.6
PolyOne’s ownership of OxyVinyls	24%	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	16.3	19.8	40.8	34.7
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.2	0.1	0.3	0.3

Equity affiliate earnings recorded by PolyOne	$16.5	$19.9	$41.1	$35.0

	June 30,	December 31,
(In millions)	2006	2005
Current assets	$457.6	$467.3
Non-current assets	1,265.0	1,234.8

Total assets	1,722.6	1,702.1

Current liabilities	264.4	276.0
Non-current liabilities	328.1	376.0

Total liabilities	592.5	652.0

Partnership capital	$1,130.1	$1,050.1

PolyOne also owns 50% of SunBelt Chlor-Alkali Partnership (SunBelt). The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
Net sales	$51.6	$43.0	$95.7	$81.5
Operating income	29.7	23.4	57.4	44.4
Partnership income as reported by SunBelt	27.4	20.7	52.6	38.9
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$13.7	$10.4	$26.3	$19.5

	June 30,	December 31,
(In millions)	2006	2005
Current assets	$48.4	$28.4
Non-current assets	114.8	120.5

Total assets	163.2	148.9

Current liabilities	18.5	19.4
Non-current liabilities	134.1	134.1

Total liabilities	152.6	153.5

Partnership capital (deficit)	$10.6	$(4.6)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net sales	$34.3	$33.2	$65.9	$64.0
Operating income	$3.4	$3.7	$6.6	$7.5
Net income	$3.0	$3.5	$6.0	$6.9
Note H — Share-Based Compensation
Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the Company’s Condensed Consolidated Statement of Operations for the first half of 2006 includes (a) compensation cost for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, plus (b) compensation cost for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R). Because share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first half of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information that was required under SFAS No. 123 for the first half of 2005, the Company accounted for forfeitures as they occurred.
PolyOne has one active share-based compensation plan, which is described below. The pre-tax and after-tax compensation cost recognized for the three months and six months ended June 30, 2006 was $0.8 million and $2.2 million, respectively. For the three months and six months ended June 30, 2005, PolyOne recognized a benefit of $0.8 million and $0.4 million, respectively. This activity is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards will be issued only from this plan. As a result, all previous equity-based plans were frozen in May 2005. The 2005 EPIP provides for the award of a broad variety of share-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. Five million shares of common stock have been reserved for future grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are exercised will be issued from shares of PolyOne common stock that are held in treasury.
Stock Appreciation Rights
During the first quarter of 2006, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,029,300 stock appreciation rights (SARs). The awards were approved and communicated on January 4, 2006 for certain employees and on February 21, 2006 for the Chief Executive Officer. These dates have been used as the grant dates for valuation purposes. The grant date stock price was $6.51 for the January 4, 2006 grant and $9.19 for the February 21, 2006 grant. Vesting is based on a service period of one year and the achievement of stock price targets. This condition is considered a market-based measure under SFAS No. 123(R) and is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement of $7.50, $8.50 and $10.00 per share, but may not be exercised earlier than one year from the date of the grant. The SARs have seven-year exercise periods that expire on January 4, 2013 and February 21, 2013.
The option pricing model used by PolyOne to value the SARs granted during the first quarter of 2006 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as by assumptions regarding a number of highly complex and subjective variables that are presented in the following table. Expected volatility was determined by the six-year historical weekly average volatility for PolyOne’s common stock and the implied volatility rates for exchange-traded options. The expected term of options granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were not included in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates that were in effect at the time of the grant. Forfeitures were estimated at 3% per year based on PolyOne’s historical experience. Following is a summary of the assumptions related to the grants issued during the first quarter of 2006:

2006
Expected volatility	44.00%
Expected dividends	—
Expected term (in years)	3.7 — 4.3
Risk-free rate	4.26% — 4.57%
Value of SAR options granted	$2.63 — $3.82
In January 2005, the Compensation and Governance Committee authorized the issuance of 474,300 SARs. The fair value of the SARs was $4.18 per share and was calculated using the Black-Scholes-Merton valuation method. The SARs will be issued in shares of PolyOne common stock and vest in one-third increments when PolyOne’s common stock price increases by 10%, 20% and 30% above the $8.94 per share base price. The SARs have a seven-year exercise period that expires on January 4, 2012.
In December 2003, the Compensation and Governance Committee authorized the issuance of 1,300,000 SARs with an exercise term of 36 months. The SARs will be issued in shares of PolyOne common stock and vest in one-third increments upon attaining target prices of $8.00, $9.00 and $10.00 per share of PolyOne’s common stock.

A summary of SAR activity under the 2005 EPIP as of June 30, 2006 and changes during the six months then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise	Contractual	Value (in
Stock Appreciation Rights	thousands)	Price	Term	millions)
Outstanding at January 1, 2006	1,528	$7.40
Granted	1,029	6.96
Exercised	(422)	6.13
Forfeited or expired	(90)	7.36

Outstanding at June 30, 2006	2,045	$7.45	4.9 years	$3.1

Vested at June 30, 2006	1,068	$7.53	5.3 years	$1.6

Exercisable at June 30, 2006	417	$8.37	3.5 years	$0.4

There were no SARs granted during the three months ended June 30, 2006 and 2005. The total intrinsic value of SARs that were exercised during the three months ended June 30, 2006 and 2005 was $0.2 million and $0, respectively.
The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2006 and 2005 was $2.70 and $4.18, respectively. The total intrinsic value of SARs that were exercised during the six months ended June 30, 2006 and 2005 was $0.9 million and $0.2 million, respectively.
As of June 30, 2006, there was $1.4 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of one year.
Stock Options
PolyOne’s incentive stock plans provide for the award or grant of options to purchase shares of PolyOne common stock. Options granted generally become exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option cannot extend beyond 10 years from the date of grant. All options are granted at 100% or greater of market value on the date of the grant. PolyOne also has a stock option plan for non-employee directors under which options are granted.
A summary of option activity as of June 30, 2006 and changes during the six months then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise	Contractual	Value (in
Stock Options	thousands)	Price	Term	millions)
Outstanding at January 1, 2006	9,115	$11.55
Granted	—
Exercised	(394)	$6.81
Forfeited or expired	(947)	$11.68

Outstanding at June 30, 2006	7,774	$11.76	3.17 years	$2.3

Vested and exercisable at June 30, 2006	7,774	$11.76	3.17 years	$2.3

The total intrinsic value of stock options that were exercised during the six months ended June 30, 2006 and 2005 was $0.8 million and $0.1 million, respectively.
Cash received during the first six months of 2006 and 2005 from the exercise of stock options was $2.8 million and $0.3 million, respectively.
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
At December 31, 2005, there were 587,202 performance share awards outstanding with a weighted-average fair value of $8.94 per share. During the first quarter of 2006, an additional 87,000 performance share awards were issued with a weighted-average fair value of $9.19 per share. For the six months ended June 30, 2006, compensation cost of $0.5 million was recognized for these awards. As of June 30, 2006, based on projected performance attainment for the remaining life of the awards, the unrecognized compensation cost of these awards was approximately $1.1 million.
Restricted Stock Awards
On February 21, 2006, PolyOne issued 200,000 shares of restricted stock as part of the compensation package for its new Chief Executive Officer. The value of the restricted shares was established using the market price of PolyOne’s common stock on the date of the grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff restricted stock vesting period. As of June 30, 2006, all 200,000 shares remain unvested with a weighted-average grant date fair value of $8.84 per share and a weighted-average remaining contractual term of 32 months. Compensation expense recorded in the first six months of 2006 was $0.2 million. Unrecognized compensation cost for restricted stock awards at June 30, 2006 was $1.6 million.
Note I — Earnings Per Share Computation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Weighted-average shares outstanding — basic	92.4	91.8	92.2	91.8

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.4	91.8	92.2	91.8
Plus dilutive impact of stock options and stock awards	0.6	0.3	0.4	0.3

Weighted-average shares — diluted	93.0	92.1	92.6	92.1

Basic earnings per common share is computed as net income available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted-average diluted shares outstanding.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 7.7 million at June 30, 2006 and 9.3 million at June 30, 2005.
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
2006 Charges — Operating income for the six months ended June 30, 2006 includes a $0.5 million charge related to the closing of the Manchester, England color additives facility. During the first six months of 2006, two additional employees were affected by the closing and all 24 remaining employees were terminated.
During the six months ended June 30, 2006, PolyOne recognized a net benefit of $0.8 million, which was comprised of a gain on sale of its Burlington plant of $2.7 million, impairment charges of $2.2 million to write down to net realizable value two plants held for sale, and a net benefit of $0.3 million on the sale of its Yerrington engineered films facility and its Somerset color and additives facility.
The net benefit for the three months and six months ended June 30, 2006 of $0.2 million and $0.3 million, respectively, is included as a separate line item “Employee separation and plant phaseout” in the Condensed Consolidated Income Statement of Operations for the three months and six months ended June 30, 2006.
The following table summarizes the movement of the reserves associated with each of these initiatives from December 31, 2005 to June 30, 2006:

(In millions, except employee numbers)	Employee Separation		Plant Phaseout Costs
Closure and exit of Manchester, England	Number of		Cash	Asset Write-
Color Additives facility	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	22	$—	$—	$—	$—
Continuing operations charge	2	0.5	—	—	0.5
Utilized	(24)	(0.5)	—	—	(0.5)

Balance at June 30, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
Executive severance	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	—	$2.5	$—	$—	$2.5
Utilized	—	(0.7)	—	—	(0.7)

Balance at June 30, 2006	—	$1.8	$—	$—	$1.8

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
Sale of previously closed facilities	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	—	$—	$—	$—	$—
Continuing operations (benefit)	—	—	—	(0.8)	(0.8)
Utilized	—	—	—	0.8	0.8

Balance at June 30, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
Total	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	22	$2.5	$—	$—	$2.5
Continuing operations charge (benefit)	2	0.5	—	(0.8)	(0.3)
Utilized	(24)	(1.2)	—	0.8	(0.4)

Balance at June 30, 2006	—	$1.8	$—	$—	$1.8

Note K — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$0.4	$0.2	$0.7	$0.4
Interest cost	7.4	7.1	14.9	14.2
Expected return on plan assets	(7.5)	(7.8)	(15.1)	(15.5)
Amortization of unrecognized losses, transition obligation and prior service cost	3.6	3.4	7.3	6.8

	$3.9	$2.9	$7.8	$5.9

No minimum pension funding payment is expected to be required in 2006.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	1.4	1.5	2.8	3.1
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(0.9)	(0.7)	(1.8)	(1.3)

	$0.6	$1.0	$1.2	$2.1

Note L — Financing Arrangements
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at June 30, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At June 30, 2006, these agreements had a net fair value obligation of $7.2 million. The weighted-average interest rate for these six agreements was 9.0%. There have been no material changes in the market risk faced by PolyOne from December 31, 2005 to June 30, 2006.
In June 2006, PolyOne repurchased $15.0 million aggregate principal amount of its 10.625% senior notes at a premium of $1.2 million. The premium is shown as a separate line item in the Condensed Consolidated Statements of Operations. Unamortized deferred note issuance costs of $0.2 million were expensed due to this repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations.

Note M — Sale of Accounts Receivable
Accounts receivable consist of the following:

	June 30,	December 31,
(In millions)	2006	2005
Trade accounts receivable	$177.8	$139.6
Retained interest in securitized accounts receivable	208.6	187.3
Allowance for doubtful accounts	(6.5)	(6.4)

	$379.9	$320.5

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, bankruptcy-remote subsidiary. At June 30, 2006, accounts receivable totaling $208.6 million were sold by PolyOne to PFC. PFC in turn may sell an undivided interest in these accounts receivable to certain investors and realize proceeds of up to $175 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At June 30, 2006, PFC had not sold any of its undivided interests in accounts receivable, compared with $7.9 million at December 31, 2005. PolyOne retained an interest in the $208.6 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC as of June 30, 2006. As a result, this interest retained by PolyOne is included in accounts receivable on the Condensed Consolidated Balance Sheet at June 30, 2006.
The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million facility, of which $11.7 was used at June 30, 2006. Continued availability of the receivables sale facility depends upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of June 30, 2006, PolyOne was in compliance with this covenant.
Note N — Segment Information
PolyOne manages its business in three reportable segments: Performance Plastics, Distribution, and Resin and Intermediates. The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005. Segment assets are primarily customer receivables, inventories, net property and goodwill. Intersegment sales are accounted for at prices that approximate those for similar transactions with unaffiliated customers. The Other segment includes the elimination of intersegment sales, certain unallocated corporate expenses, including corporate expenses previously allocated to discontinued operations, cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities.

		Performance		Resin and
Six months ended June 30, 2006 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$1,361.0	$982.0	$379.0	$—	$—
Intersegment eliminations	—	75.8	4.8	—	(80.6)

	$1,361.0	$1,057.8	$383.8	$—	$(80.6)

Operating income (loss)	$131.4	$56.4	$11.3	$65.1	$(1.4)

Depreciation and amortization	$28.6	$25.7	$0.7	$0.1	$2.1

Total assets	$1,835.9	$1,198.7	$188.2	$286.5	$162.5

Capital expenditures	$12.5	$10.1	$0.1	$—	$2.3

		Performance		Resin and
Six months ended June 30, 2005 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$1,232.2	$898.4	$333.8	$—	$—
Intersegment eliminations	—	71.5	3.9	—	(75.4)

	$1,232.2	$969.9	$337.7	$—	$(75.4)

Operating income (loss)	$97.9	$43.5	$9.4	$51.4	$(6.4)

Depreciation and amortization	$24.9	$23.1	$0.7	$0.1	$1.0

Total assets	$1,778.1	$1,177.0	$168.3	$293.4	$139.4

Capital expenditures	$18.8	$14.5	$0.2	$—	$4.1

		Performance		Resin and
Three months ended June 30, 2006 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$686.4	$498.7	$187.7	$—	$—
Intersegment eliminations	—	38.9	2.0	—	(40.9)

	$686.4	$537.6	$189.7	$—	$(40.9)

Operating income (loss)	$63.5	$28.7	$5.1	$28.9	$0.8

Depreciation and amortization	$14.3	$12.9	$0.3	$—	$1.1

Capital expenditures	$7.6	$5.9	$0.1	$—	$1.6

		Performance		Resin and
Three months ended June 30, 2005 (in millions)	Total	Plastics	Distribution	Intermediates	Other
Sales to external customers	$620.4	$452.0	$168.4	$—	$—
Intersegment eliminations	—	33.7	1.8	—	(35.5)

	$620.4	$485.7	$170.2	$—	$(35.5)

Operating income (loss)	$53.2	$26.2	$4.0	$28.5	$(5.5)

Depreciation and amortization	$12.4	$11.6	$0.3	$0.1	$0.4

Capital expenditures	$9.9	$7.5	$—	$—	$2.4

Note O — Commitments and Contingencies
PolyOne has been notified by certain federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates that were prepared by its environmental engineers and consultants, PolyOne had accruals totaling $56.3 million at June 30, 2006 and $55.2 million at December 31, 2005 to cover probable future environmental expenditures related to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at June 30, 2006. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. PolyOne incurred environmental expense of $4.1 million at its active and inactive sites in the first six months of 2006, offset by insurance proceeds of $7.5 million that were received during the same period. For the first six months of 2005, PolyOne recorded no expense related to environmental activities and received no proceeds from insurance recoveries. Additional information related to environmental liabilities is in Note N to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005.
Included in the first six months of 2006 and 2005 was a net benefit of $14.8 million and $5.0 million, respectively, and included in three months ended June 30, 2006 and 2005, was a benefit of $6.1 million and $1.3 million, respectively, from the combined effect of settlements of legal disputes and adjustments to litigation reserves.
PolyOne guarantees $73.1 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt matures in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution and with equity investments in manufacturers of PVC resin and its intermediates. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and warehouses in North America, Europe and Asia, and joint ventures in North America and Colombia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain processes to provide an essential link between large chemical producers and designers, assemblers and processors of plastics.
Discontinued Operations — We sold 82% of our Engineered Films business in the first quarter of 2006 and retained an 18% ownership interest. This retained interest is being reported on the cost method of accounting. All historical financial information for the Engineered Films business, for periods prior to the sale, has been accounted for as a discontinued operation and is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Sales	$—	$31.1	$9.6	$61.1

Pre-tax income (loss) from operations:	$—	$(1.7)	$0.2	$(1.7)

Pre-tax loss on disposition of business:	—	—	(2.3)	(11.6)

Income tax expense (net of valuation allowance)	—	—	—	—

Loss from discontinued operations	$—	$(1.7)	$(2.1)	$(13.3)

Outlook — We are cautious about third-quarter demand within Performance Plastics due to a forecasted slowing in the North American automotive and building products markets. However, our view is that sales and shipments should approximate second quarter 2006 levels. Operating income is projected to improve compared with the 2005 third-quarter but is likely to decline compared to 2006 second-quarter performance as operating margins are anticipated to come under pressure as energy derived raw materials increase.
The Distribution segment sales and shipment levels are projected to be slightly lower than second-quarter 2006 levels but improve compared with the third quarter of 2005. Third quarter 2006 operating income is projected to decline sequentially but approximate third quarter 2005 performance.
We project that the Resin and Intermediates segment will continue to deliver strong earnings in the third quarter. Earnings for both OxyVinyls and SunBelt are expected to be significantly improved compared to the third quarter of 2005, but trend lower sequentially. Both businesses would be adversely affected by lower caustic demand and pricing. Additionally, industry PVC resin product spreads are projected to narrow as announced PVC price hikes may lag the realized and announced ethylene cost increases. Energy costs are anticipated to move upwards during the quarter as well.
We currently anticipate that we could benefit again from legal settlements in the third quarter of 2006. While the impact is difficult to predict, we project the benefit in the third quarter could approach the benefit realized in the second quarter of 2006.
Considering all of these factors, we project that earnings during the third quarter should improve compared to the same period in 2005 but decline sequentially.

Results of Operations
Income from continuing operations for the second quarter of 2006 improved by $9.4 million, or $0.10 per diluted share, from the second quarter of 2005, and for the first six months of 2006 by $33.3 million, or $0.36 per diluted share, from the first six months of 2005. Sales increased by 11% in the second quarter and by 10% for the first six months of 2006 from the same periods last year due to volume improvements in both our Performance Plastics and our Distribution segments from stronger demand in most customer end markets, increased market penetration in Asia that was supported by our new manufacturing facility in China, and new business. The sales increase was also driven by higher selling prices that were required to offset escalating raw material and energy costs. Improved earnings were primarily the result of improved volume, margin expansion that began in the second half of last year as we increased selling prices in a high raw material and energy cost escalation environment, and strong earnings from our equity affiliates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Sales:
Performance Plastics segment	$537.6	$485.7	$1,057.8	$969.9
Distribution segment	189.7	170.2	383.8	337.7
Intersegment eliminations	(40.9)	(35.5)	(80.6)	(75.4)

Total sales	$686.4	$620.4	$1,361.0	$1,232.2

Net income (loss):
Performance Plastics segment	$28.7	$26.2	$56.4	$43.5
Distribution segment	5.1	4.0	11.3	9.4
Resin and Intermediates segment	28.9	28.5	65.1	51.4
Other segment	0.8	(5.5)	(1.4)	(6.4)

Operating income	63.5	53.2	131.4	97.9
Interest expense, net	(17.2)	(17.0)	(33.3)	(33.3)
Other expense, net	(1.5)	(0.8)	(2.7)	(1.6)

Income before income taxes and discontinued operations	44.8	35.4	95.4	63.0
Income tax expense	(2.4)	(2.4)	(4.1)	(5.0)

Income from continuing operations	42.4	33.0	91.3	58.0
Loss from discontinued operations, net of taxes	—	(1.7)	(2.1)	(13.3)

Net income	$42.4	$31.3	$89.2	$44.7

Period to period changes in sales and operating income are discussed in the following “Business Segment Information” section. We also discuss the results of our reporting segments in Note N to the Condensed Consolidated Financial Statements.
Selected Operating Costs:
Selected operating costs, expressed as a percentage of sales, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of sales	86.4%	86.8%	86.4%	87.0%
Selling and administrative	7.3%	7.7%	7.3%	7.7%

Cost of Sales — These costs, as a percentage of sales, declined in 2006 primarily from successful efforts to increase our selling prices during 2005 to pass on higher raw material, distribution and energy costs.
Selling and Administrative - In 2006, we had higher share-based compensation costs from adopting SFAS No. 123(R), one-time executive recruiting and hiring costs, and higher employee compensation and benefit costs, a portion of which resulted from higher earnings levels. We also settled various legal disputes in our favor in 2005 and 2006, resulting in the receipt of cash payments or adjustments to the associated reserves on our books. The net impact of these items was additional expense of $3.5 million in the second quarter of 2006 compared with the second quarter of 2005, and additional expense of $2.5 million in the first half of 2006 compared with the first half of 2005. The remainder of the change in selling and administrative expenses as a percentage of sales in 2006 was primarily the result of higher sales levels in 2006.
Other Components of Income and Expense:
Following are discussions of significant components of income and expense that are presented below the line “Operating income” in the Condensed Consolidated Statements of Operations.
Interest expense, net — The change in interest expense in 2006 compared with 2005 was due to lower average debt levels, offset by a premium of $1.2 million paid on early extinguishment of long-term debt in the second quarter of 2006. As of June 30, 2006, debt was $627.6 million, which was $18.9 million lower than debt as of December 31, 2005 and $63.9 million lower than debt as of June 30, 2005.
Other expense, net — The following table lists the major items included in other expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Currency exchange gain (loss), net of foreign exchange contracts	$(0.8)	$2.0	$(1.0)	$2.6
Discount on sale of trade receivables	(0.5)	(2.3)	(1.3)	(3.5)
Retained post-employment benefit cost related to previously discontinued business operations	—	(0.3)	—	(0.6)
Other income (loss), net	(0.2)	(0.2)	(0.4)	(0.1)

	$(1.5)	$(0.8)	$(2.7)	$(1.6)

Income taxes — Income tax expense for the three months ended June 30, 2006 and 2005 was $2.4 million. For the six months ended June 30, 2006 and 2005, income tax expense was $4.1 million and $5.0 million, respectively. The effective tax rate for each period presented was lower than the federal statutory rate due to the utilization of net operating loss carryforwards for which allowances had been previously provided. For the second quarter and first half of 2006, a tax provision was recorded for federal alternative minimum tax, various state income taxes and foreign taxes. A domestic tax provision was not applied against income before income taxes in either the second quarter or the first half of 2005. Tax expense for 2005 represents foreign taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” due to uncertainty regarding the full utilization of our deferred income taxes, we intend to maintain the valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, that would support reversal of all or a portion of the allowance. Tax expense for each period primarily represents foreign, state and local taxes, while tax expense for the second quarter and first half of 2006 also includes $0.3 million and $0.5 million, respectively, for federal alternative minimum taxes.

Business Segment Information

	Three Months Ended June 30,				Six Months Ended June 30,
				%				%
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change

Sales:
Performance Plastics segment	$537.6	$485.7	$51.9	11%	$1,057.8	$969.9	$87.9	9%
Distribution segment	189.7	170.2	19.5	11%	383.8	337.7	46.1	14%
Intersegment eliminations	(40.9)	(35.5)	(5.4)	15%	(80.6)	(75.4)	(5.2)	7%

	$686.4	$620.4	$66.0	11%	$1,361.0	$1,232.2	$128.8	10%

Operating income (loss):
Performance Plastics segment	$28.7	$26.2	$2.5	10%	$56.4	$43.5	$12.9	30%
Distribution segment	5.1	4.0	1.1	28%	11.3	9.4	1.9	20%
Resin and Intermediates segment	28.9	28.5	0.4	1%	65.1	51.4	13.7	27%
Other segment	0.8	(5.5)	6.3	(115%)	(1.4)	(6.4)	5.0	(78%)

	$63.5	$53.2	$10.3	19%	$131.4	$97.9	$33.5	34%

Volume (pounds):
Performance Plastics segment	582.2	550.0	32.2	6%	1,141.0	1,110.2	30.8	3%
Distribution segment	169.2	159.9	9.3	6%	341.5	322.7	18.8	6%
Performance Plastics’ volume was 6% higher in the second quarter of 2006 and 3% higher in the first six months of 2006 than in the same periods in 2005. For both the second quarter and first six months of 2006, we saw stronger demand in most customer end-markets, combined with new business closes and the introduction of new products into the global market place. Domestic end-market demand was especially evident in custom injection molding, packaging, screen printing, and piping-related products from customers in the natural gas and petroleum distribution markets. This volume uplift was partially offset, however, by a decline in demand from automotive customers that resulted from reduced production schedules and platform build-outs. Volume improvements were also seen in Europe and Asia. In Europe, we realized the benefits from regaining share lost in 2004 and 2005 and from general economic improvement in key economies. In Asia, volume growth reflected new application developments, share gains and a general strengthening in the Asian economies, supported by our new manufacturing facility in south China.
The increase in Performance Plastics’ sales of 11% for the second quarter and 9% for the first six months of 2006 compared with the comparable periods in the prior year was driven by higher volumes combined with higher average selling prices that recovered increases in raw material, distribution and energy costs. Lower average currency exchange rates in the first half of 2006 compared with the same period in the previous year, primarily during the first quarter, negatively impacted the year-over-year sales comparison by $9.5 million. Average exchange rates in the second quarter of 2006 were slightly higher than the second quarter of 2005, positively impacting the year-over-year sales comparison by $0.4 million. Performance Plastics’ operating income improvement in the first half of 2006 was the result of higher volume, combined with margin improvements from the below cycle average margins we saw in 2005, partially offset by higher employee compensation and benefit costs. Differences in average currency exchange rates negatively impacted operating income by $0.4 million for the first six months of 2006 and by $0.1 million for the second quarter of 2006 compared to the same periods in 2005.
Distribution’s second quarter and first half of 2006 volume was up 6% from the same periods in 2005 due to higher demand in most customer end-markets combined with gains in market share. The revenue increases were driven by higher volume combined with selling price increases that were passed through from our supplier base. Operating income improved primarily as a result of higher volume, but was partially offset by higher energy-related distribution costs and employee compensation and benefit costs.

Resin and Intermediates’ first half 2006 operating income was up $13.7 million from the first half of 2005, while second quarter 2006 operating income was up $0.4 million from the same period in 2005. The first half of 2006 improvement reflects $6.1 million higher OxyVinyls equity earnings and $6.8 million higher SunBelt equity earnings. In the second quarter of 2006, OxyVinyls’ equity earnings declined $3.4 million compared to the second quarter of 2005, while SunBelt’s equity earnings were up $3.3 million. OxyVinyls’ first half of 2006 earnings improvement resulted from higher industry average PVC resin and vinyl chloride monomer price spreads over raw material costs. OxyVinyls’ second quarter 2006 earnings were negatively impacted by lower volumes, increases in conversion and energy costs, and a disruption to operations caused by power outages in April 2006. These factors in combination were, however, partially offset by a gain on the sale of idled assets that OxyVinyls sold in June 2006. SunBelt’s earnings improvement was due to higher combined selling prices for chlorine and caustic soda, driven by strong demand.
“Other” consists primarily of corporate general and administrative costs that were not allocated to business segments and inter-segment sales and profit eliminations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. As a result, actual results could differ significantly from these estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.
Share-Based Compensation — Prior to January 1, 2006, as permitted under SFAS No. 123, we applied APB No. 25 and related interpretations to account for our share-based compensation plans. Under APB No. 25, compensation expense was recognized for stock option grants if the exercise price of the grant was below the fair value of the underlying stock at the measurement date. On January 1, 2006, we adopted SFAS No. 123(R), which requires us to recognize compensation expense based on the fair value on the date of the grant. We are using the modified prospective transition method, which does not require prior period financial statements to be restated. The impact on pre-tax earnings for the three-month periods ended March 31, 2006 and June 30, 2006 was a charge of $1.4 million and $0.8 million, respectively, from adopting SFAS No. 123(R). The charge to pre-tax earnings in the second half of 2006 is expected to be approximately $0.9 million per quarter.
The option pricing model we used was a Monte Carlo simulation method to value the stock appreciation rights granted during the first quarter of 2006. Under this method, the fair value of awards on the date of grant is an estimate and is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Expected volatility was set at the average of the six-year historical weekly volatility for our common stock and the implied volatility rates for exchange traded options. The expected term of options granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year based on our historical experience.

For more information on the adoption and impact of SFAS No. 123(R), see Note C and Note H to the Condensed Consolidated Financial Statements.
Goodwill — As of June 30, 2006, we had $315.3 million of goodwill that resulted from the acquiring businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, or more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
We determined that goodwill was not impaired when we performed our last annual assessment as of July 1, 2005. As of June 30, 2006, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this, we concluded that an interim assessment as of June 30, 2006 was not required.
Cash Flows
Detail about cash flows is contained in the Condensed Consolidated Statement of Cash Flows. The following discussion focuses on material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2005) to the date of the most recent interim balance sheet (June 30, 2006).
Operating Activities — Our operations provided $46.2 million of cash in the first six months of 2006. Primary sources of cash were net income of $89.2 million, dividends and distributions received from equity affiliates of $42.2 million and a $31.7 million increase in accounts payable mainly due to higher purchasing levels in support of higher production levels at the end of the second quarter compared to the previous year end. Primary uses of cash were a $43.4 million increase in accounts receivable due to higher sales levels at the end of the second quarter compared to the previous year end that was partially offset by an improvement in average days outstanding, a $16.4 million increase in inventories due to higher production levels at the end of the second quarter compared to the previous year end that was partially offset by improved inventory turnover efficiency, and the repayment of $7.9 million of short-term borrowings under our receivables sale facility.
In addition, income from our equity affiliates exceeded the cash dividends and distributions that we received by $27.9 million, and the decline in other current assets of $9.2 million was due to the receipt of legal settlement payments that we had accrued at December 31, 2005.
Working capital management
Our working capital management efforts focus on three components of working capital that we believe are the most vital to maximizing cash provided by operating activities that we can manage on a day-to-day basis. These components are accounts receivable, inventories and accounts payable. To help us manage these components, we use metrics that measure the number of days of sales in receivables (DSO), days of sales in inventories (DSI), and days of sales in accounts payable (DSP). This allows us to better understand the total dollar changes in these working capital components by separating changes due to efficiency (days outstanding) and the underlying volume of business (sales and production levels).

The following table presents our working capital metrics and the impact of changes in efficiency and volume on accounts receivable, inventories and accounts payable. Under these measurements, higher sales and production levels would have consumed approximately $60.2 million in cash to fund the growth in these three components. More efficient management of these components, however, reduced the amount of cash that was required to $28.1 million.

	June 30,	December 31,
	2006	2005
Accounts receivable DSO	48.0	51.1
Inventories DSI	38.7	42.2
Accounts payable DSP	(39.8)	(41.2)

Net days outstanding at end of the period	46.9	52.1

Change in net days from prior period	(5.2)

Cash provided (used) by:
(In millions)
Accounts receivable	$(43.4)
Inventories	(16.4)
Accounts payable	31.7

	$(28.1)

Impact of change in net days outstanding	$32.1
Impact of change in sales and production levels	(60.2)

	$(28.1)

Investing activities — Cash provided by investing activities in the first six months of 2006 was $11.8 million. Net proceeds of $17.3 million received from the sale of the Engineered Films business and $7.2 million from the sale of other assets was partially offset by $12.5 million of capital expenditures in support of our manufacturing operations. Capital spending was 45% of depreciation expense for the period.
Financing activities — Cash used by financing activities in the first six months of 2006 totaled $16.6 million, the result of debt repayments of $19.4 million that were partially offset by $2.8 million we received from the exercise of stock options by employees.
Discontinued Operations — Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statement of Cash Flows. With the sale of the Engineered Films business in February 2006, we no longer have any businesses accounted for as discontinued operations.
Capital Resources and Liquidity
As of June 30, 2006, we had $75.0 million in cash and cash equivalents along with existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $767.9 million. As of June 30, 2006, we had used $627.6 million of these facilities, and $140.3 million was available to be drawn while remaining in compliance with our covenants. In addition, at June 30, 2006, we could incur additional secured debt in an amount up to $31.7 million while remaining in compliance with the debt coverage limit contained in the Guarantee and Agreement, discussed in the section titled “Revolving Credit Facility” below.

The following table summarizes our outstanding and available facilities at June 30, 2006:

(In millions)	Outstanding	Available
Long-term debt	$623.0	$—
Receivables sale facility	—	140.3
Short-term bank debt	4.6	—

	$627.6	$140.3

Long-term Debt — At June 30, 2006, we had long-term debt of $623.0 million, with maturities through 2015. Current maturities of long-term debt at June 30, 2006 were $19.3 million. In June 2006, we repurchased $15.0 million aggregate principal amount of our 10.625% senior notes at a premium. The premium of $1.2 million is shown as a separate line item in the Condensed Consolidated Statements of Operations. In addition, unamortized deferred note issuance costs of $0.2 million were expensed due to this debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations.
Revolving Credit Facility — We opted not to renew our revolving credit facility, and, accordingly, it expired on June 6, 2006. To replace some of the features of this expired facility, we entered into a definitive Guarantee and Agreement with Citicorp USA, Inc. on June 6, 2006. Under this Guarantee and Agreement, we guarantee the treasury management and banking services provided to us and our subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by our inventories located in the United States.
Receivables Sale Facility — The receivables sale facility expires in July 2010. This facility allows us to sell accounts receivable and obtain proceeds of up to $175.0 million. The maximum amount that we may receive is limited to 85% of our eligible domestic accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit, of which $11.7 million was used at June 30, 2006. The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40 million or less. As of June 30, 2006, the fixed charge coverage ratio was 2.3 to 1 and availability under the facility was $140.3 million.
Of the capital resource facilities available to us as of June 30, 2006, the portion of the receivables sale facility that we actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of June 30, 2006, we had not sold any accounts receivable and had guaranteed $73.1 million of SunBelt’s debt.
We expect that continuing profitable operations in the remainder of 2006 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2006 include net income, ongoing working capital efficiency improvements, cash distributions from our equity affiliates, proceeds from settling legal disputes and borrowings under existing loan agreements. Expected uses of cash in 2006 include interest expense and discounts on the sale of accounts receivable, cash taxes, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures for 2006 are currently estimated between $45 million and $50 million primarily for equipment to support our manufacturing operations. We may also continue to repurchase or repay additional long-term debt in 2006 as part of our overall strategy to reduce debt.
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
Cautionary Note on Forward-Looking Statements
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to: future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions;

•	an inability to access the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Color and Additives Masterbatch and the Engineered Materials product groups to profitability;

•	an inability to raise prices or sustain price increases for products;

•	the occurrence and timing of any benefits from legal settlements or adjustments to litigation reserves;

•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid disruptions of business; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at January 1, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At June 30, 2006, the six agreements had a net fair value obligation of $7.2 million. The weighted-average interest rate for these six agreements was 9.0%. There have been no material changes in the market risk faced by the Company from December 31, 2005 to June 30, 2006. We have updated the disclosure concerning our financing arrangements, which is included in Note L to the Condensed Consolidated Financial Statements included in this quarterly report.
Item 4. Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, PolyOne’s disclosure controls and procedures were effective.
There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
PolyOne held its Annual Meeting of Stockholders on May 25, 2006. At the Annual Meeting, the following actions were taken:
a)	The nine nominees for director were elected by the following vote:

	Number of Shares	Number of Shares
	Voted For	Withheld
J. Douglas Campbell	86,932,214	1,050,788
Carol A. Cartwright	86,905,612	1,077,390
Gale Duff-Bloom	86,893,699	1,089,303
Wayne R. Embry	86,885,724	1,097,278
Richard H. Fearon	87,381,385	601,617
Robert A. Garda	87,358,290	624,712
Gordon D. Harnett	87,336,755	646,247
Stephen D. Newlin	86,989,977	993,025
Farah M. Walters	87,323,301	659,701
(b)	Ratification of the appointment of Ernst & Young LLP as PolyOne Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2006 received the following number of votes:

For	Against	Abstain	Broker Non-Votes
86,793,820	839,608	349,574	—
Item 6. Exhibits

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(10)	10.1	Guarantee and Agreement, dated as of June 6, 2006, between PolyOne, as guarantor, and the beneficiary banks party thereto, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

(10)	10.2	Second Amended and Restated Security Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

Exhibit No.
Under Reg. S-K		Form 10-Q
Item 601		Exhibit No.	Description of Exhibit

(10)		10.3	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

(10)		10.4	Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and Citicorp USA, Inc., as bank agent, U.S. Bank Trust National Association, as collateral trustee, and PolyOne Funding Corporation, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

(10)	+	10.5	Form of Director and Officer Indemnification Agreement, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

(10)	+	10.6	Schedule of Directors and Executive Officers with Indemnification Agreements, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

(10)	+	10.7	PolyOne Executive Severance Plan, effective May 25, 2006, filed herewith

(31)		31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)		31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)		32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)		32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement which one or more directors or executive officers of Registrant may be participants

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2006	POLYONE CORPORATION

/s/ W. David Wilson

W. David Wilson Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier

Michael J. Meier
Corporate Controller
(Authorized Officer and Principal Accounting Officer)

PolyOne Corporation
Index to Exhibits

Exhibit	Description
10.1	Guarantee and Agreement, dated as of June 6, 2006, between PolyOne, as guarantor, and the beneficiary banks party thereto, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.2	Second Amended and Restated Security Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.3	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.4	Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and Citicorp USA, Inc., as bank agent, U.S. Bank Trust National Association, as collateral trustee, and PolyOne Funding Corporation, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.5+	Form of Director and Officer Indemnification Agreement, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

10.6+	Schedule of Directors and Executive Officers with Indemnification Agreements, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

10.7+	PolyOne Executive Severance Plan, effective May 25, 2006, filed herewith

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement which one or more directors or executive officers of Registrant may be participants