Form 10-K/A
period 2005-12-31
POLYONE CORP
filed 2006-11-30
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
We are filing this Form 10-K/A Amendment No. 1 (this Amendment) to amend and restate certain segment reporting and disclosure items and the financial statements that were included in our original Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).
These changes are being made to (1) reflect an increase in the number of our operating and reportable segments in response to comments from the Staff of the Securities and Exchange Commission in the course of its review of our 2005 Form 10-K and (2) reflect a noncash goodwill impairment charge in 2003 that resulted from this increase in the number of our segments.
We re-evaluated our operating segments and reportable segments under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and, as a result, we increased them from three operating and reportable segments (Performance Plastics, PolyOne Distribution, and Resin and Intermediates) to eight operating and six reportable segments. Our new reportable segments are Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. All Other consists of our North American Engineered Materials and Polymer Coating Systems operating segments, neither of which meets the quantitative thresholds that would require separate disclosure as a reportable segment.
The changes in our operating and reportable segments had the related effect of increasing the number of our reporting units for the purpose of assessing goodwill impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under our previous segment reporting, we had three reporting units. We now consider each of our eight operating segments to be an individual reporting unit.
As a result of this change in our reporting units, we reassessed goodwill impairment of the new reporting units as of December 31, 2003 (the effective date that our operating segments changed), and again as of July 1, 2004 and July 1, 2005. Under SFAS No. 142, goodwill of each reporting unit must be reviewed for impairment on at least an annual basis. The evaluations for 2004 and 2005 were performed as of July 1 of each year because we had previously chosen July 1 as our annual goodwill impairment testing date. In addition to this annual review, we must review goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than its fair value. These impairment reviews resulted in a noncash pre-tax and after-tax (after consideration of a tax valuation allowance) goodwill impairment charge of $28.3 million, or $0.31 per diluted share, for the year ended December 31, 2003, which reduced goodwill and shareholders’ equity by $28.3 million. The 2004 and 2005 annual impairment tests did not result in any further goodwill impairment.
As a result of this charge in 2003, we had goodwill of $305.7 million and total shareholders’ equity of $338.5 million at December 31, 2003, compared to goodwill of $334.0 million and total shareholders’ equity of $366.8 million as originally reported. For the year ended December 31, 2003, the operating loss was $43.2 million, the loss before income taxes and discontinued operations was $122.2 million, the loss before discontinued operations was $134.7 million and the net loss was $279.4 million, compared to an operating loss of $14.9 million, a loss before income taxes and discontinued operations of $93.9 million, a loss before discontinued operations of $106.4 million and a net loss of $251.1 million as originally reported. The loss per basic and diluted common share was $1.48 before discontinued operations as compared to a loss of $1.17 as originally reported, and the loss per basic and diluted common share was $3.07 as compared to a loss of $2.76 as originally reported.
As of December 31, 2004, we had goodwill of $292.7 million and total shareholders’ equity of $352.1 million, compared to goodwill of $321.0 million and total shareholders’ equity of $380.4 million as originally reported. As of December 31, 2005, we had goodwill of $287.0 million and total shareholders’ equity of $387.4 million, compared to goodwill of $315.3 million and total shareholders’ equity of $415.7 million as originally reported.
We also determined that a control deficiency regarding how we determined our operating and reportable segments under SFAS No. 131 and, and as a result, our reporting units under SFAS No. 142, gave rise to these restatements, and that this constituted a material weakness in our internal control over financial reporting. Accordingly, we have re-evaluated our disclosure controls and procedures and management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 in light of this material weakness. We have fully remediated this material weakness as of the date of this Amendment. See Item 9A – Controls and Procedures in Part II of this Amendment for additional information.
For the convenience of the reader, this Amendment sets forth the entire 2005 Form 10-K. However, this Amendment amends and restates only Items 1 and 2 of Part I and Items 6, 7, 8 and 9A of Part II of the 2005 Form 10-K. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our 2005 Form 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original March 15, 2006 filing date of the 2005 Form 10-K.
Forward-looking statements in this Amendment have also not been updated from the 2005 Form 10-K that we filed on March 15, 2006. For updated information, please see the reports that we have filed with the SEC for subsequent periods.

ITEM 1. BUSINESS
Business Overview
PolyOne Corporation is a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polyvinyl chloride (PVC) vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution, with equity investments in manufacturers of PVC resin and its intermediates. When used in this report, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.
We are incorporated in Ohio and our headquarters are in Avon Lake, Ohio. We employ approximately 4,500 people and have 53 manufacturing sites and 14 warehouses in North America, Europe, Asia and Australia, and joint ventures in North America and South America. We sell more than 35,000 different specialty and commodity products to over 10,000 customers in 35 countries. In 2005, we had sales of $2.5 billion, 21% of which were to customers outside North America.
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
PolyOne was formed on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna (Hanna). Geon’s roots go back to 1927 when BFGoodrich scientist Waldo Semon produced the first usable vinyl polymer. In 1948, BFGoodrich created a vinyl plastic division that was subsequently spun off through a public offering in 1993, creating Geon, a separate publicly-held company. Hanna was formed in 1885 as a privately held company and became publicly held in 1927. In the mid-1980s, Hanna began to shed its historic mining and shipping businesses to focus on polymers. Hanna purchased its first polymer company in 1986 and completed its 26th polymer company acquisition in 2000.
Recent Developments
Sale of businesses and discontinued operations
As of December 31, 2003, our Engineered Films and Specialty Resins operating segments qualified for accounting treatment as discontinued operations.
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

Unless otherwise noted, disclosures contained in this report relate to continuing operations. For more information about our discontinued operations, see Note C to the Consolidated Financial Statements.
Purchase of businesses
In January 2005, we completed the purchase of the remaining 16% of equity ownership in Star Color, a color additives manufacturing subsidiary in Thailand, for $1.6 million. This business is included in the International Color and Engineered Materials segment.
In May 2005, we purchased equipment, compounding recipes and a customer list from Novatec Plastics Corporation, a compounding business owned by PVC Container Corporation, for $1.1 million. These assets are included in the Vinyl Compounds segment and are used to serve our customers in the custom profile and custom molding markets.
Executive management changes
In October 2005, Thomas A. Waltermire resigned as our president and chief executive officer, and as a director. William F. Patient, non-executive chairman of the board, served as interim chief executive officer until a permanent successor was named.
In January 2006, V. Lance Mitchell, group vice president and general manager of North American Color and Additives and North American Engineered Materials, resigned to accept a position with another company. Robert Bindner, director of sales for North American Color and Additives, is filling this position until a permanent successor is selected. Mr. Bindner will continue to handle his current duties in the interim.
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
PolyOne Segments
We operate within six reportable segments: Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. Additionally, we have an All Other segment that includes our North American Engineered Materials and Polymer Coating Systems operating segments. For more information about our segments, see Note S to the Consolidated Financial Statements, which is incorporated by reference.
Vinyl Compounds:
Our Vinyl Compounds operating segment is a global leader offering an extensive array of products and services for vinyl molding and extrusion processors. Our product offerings include rigid, flexible and dry blend vinyl compounds. We also offer a wide range of polymer services to meet the ever changing needs of our multi-market customer base. These services include materials testing and component analysis, color management, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations, extruder screw design and specialty products.
Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, automotive, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. We are structured to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.
Our Vinyl Compounds segment had sales to external customers of $653.8 million, operating income of $36.0 million and total assets of $369.2 million in 2005.
Specialty Resins:
PolyOne’s Specialty Resins operating segment provides industry-leading dispersion, blending, and specialty suspension grade vinyl resins to a wide variety of manufacturers of predominately consumer-oriented products. Our resins are designed to specific customer requirements and used in markets such as coatings, resilient flooring, carpeting, automotive interiors, coated fabrics, graphics, inks and various other industrial and construction applications. Our specialty resins are also used to formulate vinyl compounds in a liquid form and are intended for flexible product applications or coatings, and can be customized to specific end-use applications. Our specialty resins are one of the primary raw materials used by our Polymer Coatings Systems operating segment.
Approximately 13% of our specialty vinyl resins are used in our Polymer Coating Systems products as one of the primary raw materials.
Our Specialty Resins segment had sales to external customers of $136.6 million, operating income of $23.8 million and total assets of $69.5 million in 2005.
North American Color and Additives:
Our North American Color and Additives operating segment is a leading provider of specialized colorants and additive concentrates that offer an innovative array of colors, special effects and performance-enhancing solutions. Our color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, our colorants help our customers achieve a vast array of specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets.
Our Additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement.
Our colorant and additives masterbatches are used in most types of plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in outdoor decking, packaging, automotive, consumer, pipe, and wire and cable. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.
Our North American Color and Additives segment had sales to external customers of $249.7 million, an operating loss of $9.5 million and total assets of $118.3 million in 2005.
International Color and Engineered Materials:
Our International Color and Engineered Materials operating segment combines the strong regional heritage of our color additive masterbatches and engineered materials operations to create global capabilities with plants, sales and service facilities located throughout Europe and Asia.

Working in conjunction with our North American Color and Additives and North American Engineered Materials segments, we provide solutions that meet our international customers’ demands for both global and local manufacturing, service and technical support.
Our International Color and Engineered Materials segment had sales to external customers of $473.2 million, operating income of $16.2 million and total assets of $334.2 million in 2005.
PolyOne Distribution:
Our PolyOne Distribution operating segment distributes more than 3,500 grades of engineering and commodity grade resins including PolyOne-produced compounds to the North American market. These products are sold to over 5,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from 24 stocking locations, and local technical support.
Our PolyOne Distribution segment had sales to external customers of $672.0 million, operating income of $19.5 million and total assets of $178.8 million in 2005.
Resin and Intermediates:
We report the results of our Resin and Intermediates segment on the equity method. This segment consists almost entirely of our 24% equity interest in OxyVinyls and our 50% equity interest in SunBelt. OxyVinyls, a producer of PVC resins, vinyl chloride monomer (VCM), and chloride and caustic soda, is a partnership with Occidental Chemical Corporation and is our principal supplier of PVC resin. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls is North America’s second largest and the world’s third largest producer of PVC resin. In 2005, OxyVinyls had production capacity of approximately 4.3 billion pounds of PVC resin, 6.2 billion pounds of VCM, which is an intermediate chemical in the production of PVC, 580 thousand tons of chlorine and 667 thousand tons of caustic soda. The 6.2 billion pounds of VCM capacity includes approximately 2.4 billion pounds owned by OxyMar, a partnership that is 50% owned by OxyVinyls. In 2005, SunBelt had production capacity of approximately 290 thousand tons of chlorine and 320 thousand tons of caustic soda. Most of the chlorine manufactured by OxyVinyls and SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.
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
Our Resin and Intermediates segment had operating income of $90.9 million and total assets of $259.9 in 2005. We also received $67.4 million of cash from dividends, distributions and returns on capital from all of our Resin and Intermediates segment equity affiliates.

All Other:
Our All Other segment includes our North American Engineered Materials and Polymer Coating Systems operating segments.
Our North American Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, among the broadest in our industry, includes standard and custom formulated high-performance polymer compounds that we manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with the latest in polymer additive, reinforcement, filler and colorant technologies.
Our heritage of compounding expertise helps us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet the unique performance requirements of our customers. Our product development and application reach is further enhanced by the capabilities of our “Solutions Center” which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities, which include a new facility located in Avon Lake, Ohio, are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
Our Polymer Coating Systems operating segment provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane, and silicone. Our products and services are designed to meet the specific requirements of our customers’ applications by providing unique solutions to their market needs. Products also include proprietary fabric screen-printing inks, powders, latex, specialty additives and colorants. We sell into diversified markets that include recreational and athletic apparel, automotive, construction, flooring, material handling, filtration, outdoor furniture, and medical/health care. We also have a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells polyurethane systems into many of the same markets.
Our All Other segment had sales to external customers of $265.3 million, operating income of $2.9 million and total assets of $232.3 million in 2005.
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
Raw Materials
The primary raw materials used by our manufacturing operations are PVC resin, VCM, polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which are in adequate supply. Hurricane-related raw material shortages and supply allocations that occurred in the second half of 2005 impacted our ability to obtain raw materials. Many of our suppliers declared force majeure, causing us to also declare force majeure. However, raw material availability issues were substantially resolved by the end of the year. We have long-term supply contracts with OxyVinyls, under which the majority of our PVC resin and all of our VCM is supplied. These contracts will expire in 2013, although they contain two five-year renewal provisions that are at our option. We believe these contracts should assure the availability of adequate amounts of PVC resin and VCM. We also believe that the pricing under these contracts provides PVC resins and VCM to us at a competitive cost.
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
Methods of Distribution
We sell products primarily through direct sales personnel who are supplemented with distributors, including our PolyOne Distribution segment, and through commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our operating facilities or warehouses for each of these segments. We also ship some of our manufactured products to customers by railroad cars.
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
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note S to the Consolidated Financial Statements, which is incorporated by reference.
Available Information
Our Internet address is www.polyone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge on our website or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. These reports are also available on the SEC’s website at www.sec.gov.
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
The primary raw material in our manufactured products is PVC resin. The majority of our PVC resin is purchased from our Resin and Intermediates segment equity affiliate, OxyVinyls, under a long-term supply contract. However, the price of PVC resin fluctuates under this contract in tandem with the industry market prices for PVC resin and the prices of raw materials (primarily ethylene, chlorine and natural gas) that are used to manufacture PVC resin. In 2005, the price of natural gas rose significantly and the available supply of raw materials was adversely impacted to a lesser degree primarily due to Hurricanes Rita and Katrina. Any increases in the costs of energy will increase our production costs and those of our suppliers. Although we attempt to pass on higher raw material and energy costs to our customers, given our competitive markets, it is often not possible to pass on all of these increased costs in a timely manner.
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
Our manufacturing operations are subject to the usual hazards and risks associated with polymer production and the related storage and transportation of raw materials, products and wastes, including, but not limited to:
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
We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our results of operations, financial condition and cash flows.
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
As of December 31, 2005, we had goodwill of $287.0 million. We completed the annual impairment review required by SFAS No. 142 as of July 1, 2005 and determined that there was no impairment. However, the occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require us to perform another valuation analysis, as required under SFAS No. 142, for some or all of our reporting units prior to the next required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill, which could adversely impact our results of operations.
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
We guaranteed $73.1 million of SunBelt’s outstanding senior secured notes at December 31, 2005 in connection with the construction of a chlor-alkali facility. These notes mature in 2017. If SunBelt is unable to make the future payments required on this debt as they come due, it could result in our having to make those payments on SunBelt’s behalf, which could adversely impact our financial condition.
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
Continuing Operations
Vinyl Compounds
Long Beach, California
Terre Haute, Indiana
Louisville, Kentucky
Plaquemine, Louisiana
Avon Lake, Ohio
Pasadena, Texas
Niagara Falls, Ontario, Canada
Orangeville, Ontario, Canada
St. Remi de Napierville, Quebec, Canada
Cartagena, Colombia (joint venture)
International Color and Engineered Materials
Pudong (Shanghai), China
Shenzhen, China
Glostrup, Denmark
Cergy, France
Tossiat, France
Bendorf, Germany
Gyor, Hungary
Gaggenau, Germany
Pamplona, Spain
Angered, Sweden
Bangkok, Thailand
Suzhou, China
Jurong, Singapore
Istanbul, Turkey
Assesse, Belgium
Barbastro, Spain
North American Engineered Materials
Broadview Heights, Ohio
Macedonia, Ohio
Dyersburg, Tennessee
Valleyfield, Quebec, Canada
Clinton, Tennessee (joint venture)
Polymer Coating Systems
Los Angeles, California
Kennesaw, Georgia
St. Louis, Missouri
Sullivan, Missouri
Massillon, Ohio
North Baltimore, Ohio
Sussex, Wisconsin
Melbourne, Australia
Bolton, England
Shenzhen, China
Dartford, England
Hyde, England
Widnes, England
Specialty Resins
Henry, Illinois
Pedricktown, New Jersey
North American Color and Additives
Glendale, Arizona
Suwanee, Georgia
Elk Grove Village, Illinois
St. Peters, Missouri
Norwalk, Ohio
Lehigh, Pennsylvania
Vonore, Tennessee
Seabrook, Texas
Toluca, Mexico
PolyOne Distribution Facilities
Lemont, Illinois
Ayer, Massachusetts
Massillon, Ohio
Rancho Cucamonga, California
Statesville, North Carolina
Denver, Colorado
Chesterfield Township, Michigan
Eagan, Minnesota
Hazelwood, Missouri
Grand Prairie, Texas
Mississauga, Ontario, Canada
Resin and Intermediates Facilities
OxyVinyls joint venture – various locations in North America
SunBelt joint venture – McIntosh, Alabama
Discontinued operations
Engineered Films Facilities
Lebanon, Pennsylvania
Winchester, Virginia

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
Stephen D. Newlin
Age: 53
Chairman, President and Chief Executive Officer, February 21, 2006 to date. President — Industrial Sector of Ecolab Inc. (global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (manufacturer of specialty chemicals, services and systems) from 1998 to 2001 and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Board of Directors of Black Hills Corp. (NYSE: BKH).
Michael L. Rademacher
Age: 55
Vice President and General Manager, PolyOne Distribution, September 2000 to date. Senior Vice President — Plastics Americas, M.A. Hanna Company, January 2000 to August 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.
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
ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)
Sales	$2,450.6	$2,267.7	$2,048.1	$1,981.1	$2,019.3
Operating income (loss)	$140.3	$128.4	$(43.2)	$13.7	$(43.3)
Income (loss) before discontinued operations and change in accounting	$62.2	$27.6	$(134.7)	$(18.9)	$(55.5)
Discontinued operations	(15.3)	(4.1)	(144.7)	13.7	9.4
Change in method of accounting	—	—	—	(53.7)	—

Net income (loss)	$46.9	$23.5	$(279.4)	$(58.9)	$(46.1)

Basic and diluted earnings (loss) per share:
Before discontinued operations and change in method of accounting	$0.68	$0.30	$(1.48)	$(0.21)	$(0.62)
Discontinued operations	(0.17)	(0.04)	(1.59)	0.15	0.11
Change in method of accounting	—	—	—	(0.59)	—

Net income (loss)	$0.51	$0.26	$(3.07)	$(0.65)	$(0.51)

Dividends per common share	$—	$—	$—	$0.25	$0.25

Total assets	$1,687.7	$1,746.5	$1,872.6	$1,997.5	$2,051.5
Long-term debt	$638.7	$640.5	$757.1	$492.2	$426.8

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
Restatement of Historical Financial Statements
We re-evaluated our application of SFAS No. 131 and revised our operating and reportable segments for 2005 in response to a comment received from the Staff of the SEC. Our historical presentation of segment information previously consisted of three operating and reportable segments: Performance Plastics, PolyOne Distribution, and Resins and Intermediates. Our restated presentation reflects eight operating and six reportable segments: Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. Our All Other segment includes our North American Engineered Materials and Polymer Coating Systems operating segments, neither of which meet, nor are expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment.
The revision of our operating segments as of December 31, 2003 resulted in a change in our reporting units for purposes of goodwill impairment evaluations under SFAS No. 142 as of December 31, 2003. Our evaluation of goodwill was historically performed on three reporting units with goodwill: Plastic Colors and Compounds, Polymer Coating Systems and PolyOne Distribution. As a result of the change in our segments, we have six reporting units that had a goodwill balance at December 31, 2003. These six reporting units, each of which was an operating segment, were Vinyl Compounds, North American Color and Additives, North American Engineered Materials, International Color and Engineered Materials, Polymer Coating Systems and PolyOne Distribution. At December 31, 2003, this evaluation for impairment resulted in the full impairment of the goodwill associated with our North American Color and Additives and North American Engineered Materials reporting units. The pre-tax and after-tax amount of this impairment was $28.3 million.
We also performed goodwill impairment evaluations of the four reporting units with a goodwill balance remaining as of July 1, 2004 and July 1, 2005. These evaluations were performed as of July 1 of each year because we had previously chosen July 1 as our annual goodwill impairment testing date. These reporting units were Vinyl Compounds, International Color and Engineered Materials, Polymer Coating Systems and PolyOne Distribution. These evaluations did not result in any goodwill impairment.
See Notes B, E and S to the Consolidated Financial Statements for a summary of the change in our reportable and operating segments, the effect of the restatement on our financial statements and further discussion of the goodwill impairment evaluations and the resulting charges.

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
Recent Developments
Sale of businesses and discontinued operations
As of December 31, 2003, our Engineered Films and Specialty Resins businesses qualified for discontinued operations accounting treatment.
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
In December 2005, we announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, the financial results of Specialty Resins have been reclassified from discontinued operations to continuing operations for all historic periods presented.
Unless otherwise noted, disclosures contained in this report relate to continuing operations. For more information about our discontinued operations see Note C to the Consolidated Financial Statements.

Purchase of businesses
In January 2005, we completed the purchase of the remaining 16% equity ownership in Star Color, a color additives manufacturing subsidiary in Thailand, for $1.6 million. This business is included in the International Color and Engineered Materials segment.
In May 2005, we purchased equipment, compounding recipes and a customer list from Novatec Plastics Corporation, a compounding business owned by PVC Container Corporation, for $1.1 million. These assets are included in the Vinyl Compounds segment and are used to serve our customers in the custom profile and custom molding markets.
Executive management changes
In October 2005, Thomas A. Waltermire resigned as our president and chief executive officer and as a director. William F. Patient, non-executive chairman of the board, served as interim chief executive officer until a permanent successor was named.
In January 2006, V. Lance Mitchell, group vice president and general manager of North American Color and Additives and North American Engineered Materials, resigned to accept a position with another company. Robert Bindner, director of sales for North American Color and Additives, is filling this position until a permanent successor is selected. Mr. Bindner will continue to handle his current duties in the interim.
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
Asian business slowed slightly in late 2005, but expectations remain for a robust 2006. Adding to our optimism is the building momentum in orders for our new manufacturing facility in south China. This plant is expected to capture the increasing growth in the region. For Asia, projections show plastics market growth of 5% to 7 % in 2006. Growth in China is expected to continue at a 10% to 15% annual pace.
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
One of our main objectives in the second half of 2005 was to increase spreads (selling price less raw material costs) for our manufactured products. We believe that we entered 2006 with these spreads at higher levels than they were at the start of 2005. In particular, our Vinyl Compounds and North American Engineered Materials operating segments, as well as our PolyOne Distribution segment, achieved significant price increases during the fourth quarter of 2005. Maintaining and even expanding these spreads is key to improving our operating earnings in 2006.
We also will focus on continuing to strengthen our market positions in 2006. We have specific growth and market share targets. In addition, we are implementing specific plans to bring three operating segments, North American Color and Additives, North American Engineered Materials and the newly formed Producer Services, to a combined level of profitability in 2006. We expect to achieve this through a combination of shipment volume growth, product line upgrades to more specialty materials, manufacturing cost reductions and productivity enhancements. Since our formation, in the aggregate, these product groups have not been profitable.
We also expect to keep selling and administrative costs as a percentage of sales to 8% or less. In addition, we are focused on holding the growth in working capital to less than the rate of sales growth.
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
Results of Operations
Summary of Consolidated Results:
Income from continuing operations improved by $35 million, or $0.38 per share. Sales increased by 8% from last year; however, our sales growth was driven in part by higher raw material, distribution and energy costs that we partially recaptured with selling price increases. The majority of our customers experienced softer demand in their end markets, which affected their demand for our products. The domestic and international business environment remained competitive.
Strong earnings from our equity affiliate and minority interest investments in 2005, up $14 million due to improved profitability from our Resins and Intermediates segment, helped to offset the impact of the 4% overall volume decline on pre-tax earnings. OxyVinyls benefited from higher industry-wide margins on PVC resin and vinyl chloride monomer that resulted from favorable supply and demand dynamics combined with improved chlor-alkali profitability. SunBelt’s earnings improvement was largely due to higher selling prices for chlorine and caustic soda, again driven by favorable supply and demand dynamics. 2005 results were tempered, however, by hurricane-related production interruptions and a $22.9 million non-cash impairment charge that was related to a previously idled chlor-alkali facility.
The negative impact of the year-over-year volume decline, however, was offset by a $24 million reduction in selling and administrative costs and $4 million less interest expense. Lower interest expense was the result of cash generated from operating activities, which allowed us to reduce debt by $46 million in 2005. Also, for the second year in a row, we funded working capital needs resulting from increased sales by improving our management of accounts receivable, inventories and accounts payable. Though higher sales levels would have otherwise consumed $35 million in additional cash to fund these working capital needs, improved collection periods and inventory turnover allowed us to generate $34 million in cash in 2005, offsetting the effect of higher sales these working capital components.
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

(In millions)	2005	2004	2003
	(restated)	(restated)	(restated)
Sales:
Vinyl Compounds	$772.2	$712.8	$636.1
Specialty Resins	154.5	118.6	94.1
North American Color and Additives	251.8	232.2	207.9
International Color and Engineered Materials	473.2	466.4	433.6
PolyOne Distribution	679.2	606.3	529.2
All Other	291.4	287.7	281.2
Corporate and eliminations	(171.7)	(156.3)	(134.0)

Total sales	$2,450.6	$2,267.7	$2,048.1

Net income (loss):
Vinyl Compounds	$36.0	$59.0	$55.6
Specialty Resins	23.8	8.8	(1.3)
North American Color and Additives	(9.5)	(6.6)	(20.7)
International Color and Engineered Materials	16.2	34.1	34.5
PolyOne Distribution	19.5	17.8	11.2
Resin and Intermediates	90.9	53.7	24.0
All Other	2.9	6.2	(11.0)
Corporate and eliminations	(39.5)	(44.6)	(135.5)

Operating income (loss)	140.3	128.4	(43.2)
Interest expense	(68.1)	(72.1)	(66.6)
Interest income	1.9	1.5	0.9
Other expense, net	(5.3)	(16.5)	(13.3)

Income (loss) before income tax	68.8	41.3	(122.2)
Income tax expense	(6.6)	(13.7)	(12.5)

Income (loss) from continuing operations	62.2	27.6	(134.7)
Loss from discontinued operations, net of taxes	(15.3)	(4.1)	(144.7)

Net income (loss)	$46.9	$23.5	$(279.4)

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
Employee Separation and Plant Phaseout – Severance, employee outplacement, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from the consolidation of operations, restructuring initiatives and executive separation agreements. For more information about our employee separation and plant phaseout activities, see Note F to the Consolidated Financial Statements.
Goodwill Impairment – Noncash charge totaling $28.3 million to write off all of North American Color and Additives’ and North American Engineered Materials’ goodwill in 2003.
Asset Impairments – Charges to adjust the carrying values of intangible assets and other investments to expected net future cash flows resulting from an evaluation done each year-end, or more often when indicators of impairment exist. These charges are non-cash and will not result in future cash expenditures.

(In millions)	2005	2004	2003
Internet investments	$0.2	$0.2	$1.6
Community development investments	0.2	0.3	—
Customer contract – lower profit expectations	—	3.3	—
Impairment of Specialty Resins business (1)	—	—	11.4
Customer lists – lower profit expectations	—	—	4.3
Note receivable	—	—	1.4
Technology investment deemed to be not marketable	—	—	0.7

	$0.4	$3.8	$19.4

(1)	When we decided to sell the Specialty Resins business in 2003, we adjusted the carrying value of the business to estimated future net proceeds and classified the business as being held for sale within discontinued operations. When we determined that the divestment process was unlikely to result in a sale of the business at acceptable terms in the fourth quarter of 2005, we reclassified Specialty Resins to continuing operations for all historic periods presented as of December 31, 2005.
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

Interest Expense – Changes in interest expense from year to year are largely the result of changes in average borrowing levels. At December 31, 2002, our total debt was $583.9 million. In the second quarter of 2003, we issued $300 million of 10.625% senior notes, bringing our total debt to $854.3 million at June 30, 2003. Since then, our total debt has declined each quarter. Total debt was $646.5 million at December 31, 2005.
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

Income Tax Expense – Income taxes are discussed in detail in Note Q to the Consolidated Financial Statements. Income tax expense is primarily related to foreign earnings and state income taxes. In 2005, we recorded tax expense on domestic income at a rate lower than the federal statutory rate because we reversed a portion of our tax asset valuation allowance. In 2004 and 2003, we did not record a tax benefit on domestic losses due to uncertainty about whether we will fully realize the net deferred tax assets that were generated by domestic losses. We intend to maintain a valuation allowance until positive evidence exists that it is more likely than not that these assets will be realized.
Loss from Discontinued Operations, Net of Income Taxes – Discontinued operations are discussed in detail in Note C to the Consolidated Financial Statements. The loss from discontinued operations included a pre-tax benefit of $0.2 million in 2005, and pre-tax charges of $7.5 million in 2004 and $26.4 million in 2003 for employee separation and plant phaseout costs from restructuring initiatives and closing certain manufacturing facilities of the Engineered Films and Elastomers and Performance Additives businesses. As required by generally accepted accounting principles in the United States, 2005 and 2004 loss from discontinued operations does not include any depreciation or amortization expense.

(In millions)	2005	2004	2003
Sales:
Elastomers and Performance Additives	$—	$220.1	$348.1
Engineered Films	119.6	125.7	139.3

	$119.6	$345.8	$487.4

Pre-tax income (loss) from operations:
Elastomers and Performance Additives	$—	$17.2	$3.5
Engineered Films	0.5	0.6	(27.9)

	0.5	17.8	(24.4)
Pre-tax charges to adjust net assets of businesses held for sale to projected net sale proceeds:
Elastomers and Performance Additives	(0.7)	(17.0)	(92.6)
Engineered Films	(15.1)	(4.3)	(26.5)

	(15.3)	(3.5)	(143.5)
Income tax expense (net of valuation allowance)	—	(0.6)	(1.2)

Loss from discontinued operations	$(15.3)	$(4.1)	$(144.7)

Segment Information (restated):
2005 compared with 2004:

(In millions)	2005	2004	Change	% Change
Sales:
Vinyl Compounds	$772.2	$712.8	$59.4	8%
Specialty Resins	154.5	118.6	35.9	30%
North American Color and Additives	251.8	232.2	19.6	8%
International Color and Engineered Materials	473.2	466.4	6.8	1%
PolyOne Distribution	679.2	606.3	72.9	12%
All Other	291.4	287.7	3.7	1%
Corporate and eliminations	(171.7)	(156.3)	(15.4)	10%

	$2,450.6	$2,267.7	$182.9	8%

Operating income (loss):
Vinyl Compounds	$36.0	$59.0	$(23.0)
Specialty Resins	23.8	8.8	15.0
North American Color and Additives	(9.5)	(6.6)	(2.9)
International Color and Engineered Materials	16.2	34.1	(17.9)
PolyOne Distribution	19.5	17.8	1.7
Resin and Intermediates	90.9	53.7	37.2
All Other	2.9	6.2	(3.3)
Corporate and eliminations	(39.5)	(44.6)	5.1

	$140.3	$128.4	$11.9

	2005	2004	Change
Operating income (loss) as a percentage of sales:
Vinyl Compounds	4.7%	8.3%	(3.6)% points
Specialty Resins	15.4%	7.4%	8.0 % points
North American Color and Additives	(3.8)%	(2.8)%	(1.0)% points
International Color and Engineered Materials	3.4%	7.3%	(3.9)% points
PolyOne Distribution	2.9%	2.9%	—
All Other	1.0%	2.2%	(1.2)% points
Total	5.7%	5.7%	—
Vinyl Compounds volume was down 4% due to softer demand in virtually all markets except custom extrusions and fittings. The majority of our customers experienced softer market conditions, which negatively affected their demand for our products. This decline in volume was partially offset by new business obtained in custom extrusion and wire and cable applications. Higher average selling prices from efforts to recapture increases in the cost of resin and non-resin raw materials was the primary driver of the 8% sales increase. Operating income fell $23.0 million primarily from the volume decline and higher raw material and energy costs.
The Specialty Resins volume decline of 1% occurred primarily in the second half of 2005 as the result of slower overall market conditions combined with increased competition from lower-priced imported resin. The first half of 2005 benefited from a temporary increase in demand for our products that resulted from a competitor’s decision to exit a portion of its business. Higher average selling prices resulting from efforts to restore product spreads by recapturing raw material cost increases were the main drivers of the 30% sales increase. The operating income improvement of $15.0 million was primarily the result of higher average selling prices.
North American Colors and Additives volume improved by 3% from new business that we obtained in construction material applications and in contract manufacturing (compounding using customer-supplied materials), partially offset by reduced demand in packaging, pipe & fittings and film applications. Higher volume, combined with higher average selling prices from our efforts to recapture raw material cost increases, helped to increase sales by 8%. Operating income was down $2.9 million due to higher polyethylene and additives raw material costs that were not fully recaptured in price increases due to competitive pressures.
International Color and Engineered Materials volume declined 11%. The May 2004 sale of the Melos rubber granules business accounted for 9 percentage points of the 11 percentage point year-over-year volume decline. The balance of the volume decline was primarily the result of weakness in demand for certain engineered materials applications and a general weakness in European plastics markets that was partially offset by higher volume in Asia, strengthened by our new manufacturing facility in Shenzhen, China that began operations in the second quarter of 2005. This plant manufactures engineered material compounds, color compounds and plastisol inks. Higher average selling prices from efforts to recapture raw material cost increases, combined with favorable Euro to U.S. dollar currency exchange rates totaling approximately $3 million, contributed to the 1% sales increase. The sale of the Melos rubber granules business negatively affected the year-over-year revenue comparison by 3 percentage points. Operating income declined by $17.9 million. Energy-related operating costs negatively affected earnings, and selling price increases did not fully offset strong raw material cost increases. The sale of Melos negatively impacted the comparability of 2005 earnings with 2004 by $1.1 million. Favorable currency exchange rates contributed $0.3 million to 2005 earnings.

The PolyOne Distribution volume decline of 2% was primarily in commodity resins, consistent with the general softening across the North American plastics industry during the second quarter. Selling price increases that were passed through from our supplier base and a shift in product mix toward higher-priced products drove the 12% sales increase. Operating income improved by $1.7 million. The effect of lower volumes and material cost increases were offset by higher selling prices.
Resin and Intermediates operating income increased $37.2 million as a result of a $29.0 million increase in SunBelt’s earnings contribution and a $6.1 million increase in OxyVinyls’ earnings contribution. OxyVinyls benefited from higher industry average PVC resin and VCM product spreads that resulted from favorable supply and demand dynamics and improved chlor-alkali profitability as compared to last year. This benefit was tempered in the third quarter of 2005 by the adverse impact of the combination of hurricane-related production interruptions and significant increases in ethylene and natural gas costs. SunBelt’s earnings improvement was largely from significantly higher combined selling prices for chlorine and caustic soda that were driven by favorable supply and demand dynamics.
The All Other segment includes the North American Engineered Materials and Polymer Coating Systems operating segments. Volume was down 6%, while sales improved by 1%.
North American Engineered Materials volume declined 7% primarily from lower demand for certain general-purpose and contract manufactured automotive applications because customers used less PolyOne manufactured materials within the same applications, combined with a general slowing in automotive production levels that began in the third quarter of the year. Higher average selling prices that resulted from efforts to recapture raw material cost increases, combined with a shift in product mix towards higher value-added products used in specific automotive applications, helped to hold sales level with the prior year.
Polymer Coating Systems volume was down 6% primarily due to a decline in automotive demand caused by reduced production schedules and platform build-outs. Some customers with their own compounding capability also decided to bring the manufacture of some of their plastisol requirements in house to utilize their internal capacity more fully, which reduced our volume. Higher average selling prices from efforts to recapture raw material cost increases drove the 2% sales increase.
Operating income for our All Other segment declined by $3.3 million primarily due to the volume decline.
Corporate and eliminations expense in 2005 was $5.1 million lower than in 2004. Costs included in corporate and eliminations are: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker.

Significant benefits (expenses) that are included in Corporate and eliminations are as follows:

(In millions)	2005	2004
Employee separation and plant phaseout	$(5.5)	$1.4
Environmental remediation at inactive sites	(0.9)	(8.7)
Impairment of a previously idled chlor-alkali facility at OxyVinyls	(22.9)	—
Settlement of legal issues and changes to related reserves	8.8	2.1
Asset impairments	(0.4)	(3.8)
Loss on sale of assets	—	(5.9)
Intersegment profit eliminations	(5.1)	(9.4)
All other, including unallocated corporate general and administrative costs	(13.5)	(20.3)

Total Corporate and eliminations	$(39.5)	$(44.6)

2004 compared with 2003:

(In millions)	2004	2003	Change	% Change
Sales:
Vinyl Compounds	$712.8	$636.1	$76.7	12%
Specialty Resins	118.6	94.1	24.5	26%
North American Color and Additives	232.2	207.9	24.3	12%
International Color and Engineered Materials	466.4	433.6	32.8	8%
PolyOne Distribution	606.3	529.2	77.1	15%
All Other	287.7	281.2	6.5	2%
Corporate and eliminations	(156.3)	(134.0)	(22.3)	17%

	$2,267.7	$2,048.1	$219.6	11%

Operating income (loss):
Vinyl Compounds	$59.0	$55.6	$3.4
Specialty Resins	8.8	(1.3)	10.1
North American Color and Additives	(6.6)	(20.7)	14.1
International Color and Engineered Materials	34.1	34.5	(0.4)
PolyOne Distribution	17.8	11.2	6.6
Resin and Intermediates	53.7	24.0	29.7
All Other	6.2	(11.0)	17.2
Corporate and eliminations	(44.6)	(135.5)	90.9

	$128.4	$(43.2)	$171.6

Operating income (loss) as a percentage of sales:
Vinyl Compounds	8.3%	8.7%	(0.4)% points
Specialty Resins	7.4%	(1.4)%	8.8 % points
North American Color and Additives	(2.8)%	(10.0)%	7.2 % points
International Color and Engineered Materials	7.3%	8.0%	(0.7)% points
PolyOne Distribution	2.9%	2.1%	0.8 % points
All Other	2.2%	(3.9)%	6.1 % points
Total	5.7%	(2.1)%	7.8 % points

Vinyl Compounds volume was up 9% due to stronger demand in the wire and cable, construction and telecommunications markets. Higher average selling prices, resulting from efforts to offset raw material cost increases, combined with higher volume, drove the 12% sales increase. Operating income was up by $3.4 million primarily as a result of higher volume.
Specialty Resins volume increased by 19% from stronger customer end-market demand and a production capacity constraint in the market that resulted from the shutdown of a competitor’s production facility in 2003. The primary drivers of the 26% sales increase were volume improvement and higher selling prices that partially offset significant increases in the cost of VCM, the primary raw material used in the production of resin. Operating income improved by $10.1 million primarily as the result of higher volume.
North American Colors and Additives volume was up 23% from stronger demand in extrusion profile applications, higher contract manufacturing volume and a new application for outdoor decking. Lower selling prices for contract manufacturing, where raw materials are supplied by the customer, combined with lower average selling prices in the extrusion profile market, resulted in a sales increase of only 12%, which was 9 percentage points lower than the volume increase. Operating loss decreased by $14.1 million as a result of the volume increase and improved product mix towards higher value-added applications.
International Colors and Engineered Materials volume declined by 9%. The May 2004 sale of the Melos rubber granules business, however, negatively impacted the volume comparison by 24 percentage points. Therefore, excluding Melos, volume increased by 13% reflecting stronger demand in both Asia and Europe. Higher average selling prices from efforts to offset raw material cost increases and favorable Euro to U.S. dollar currency exchange rates totaling approximately $35 million drove the 8% sales increase. Operating income was relatively flat compared with 2003. The positive impact of volume growth was largely offset by rising raw material prices. The sale of the Melos rubber granules business negatively affected the sales comparison by 6 percentage points and operating income comparison by $3.3 million. Favorable currency exchange rates contributed $3.1 million to 2004 earnings.
PolyOne Distribution volume increased by 9% as the result of stronger demand for PolyOne-produced products, third-party commodity resins and the January 2004 acquisition of the North American business of ResinDirect, a subsidiary of Louis Dreyfus Energy Services. These increases were partially offset by volume declines in Mexico that resulted from exiting a portion of the business during the first half of 2003 and subsequently exporting from the United States. The sales increase of 15% outpaced the volume increase due to selling price increases from our supplier base that we passed through to our customers. Operating income improved by $6.6 million. The main drivers were higher volumes in the United States and Canada, combined with cost savings resulting from restructuring initiatives and closing the Mexican operation in 2003.
Resin and Intermediates operating income increased $29.7 million, the result of a $24.0 million increase in OxyVinyls’ earnings contribution and a $2.3 million increase in SunBelt’s earnings contribution. OxyVinyls’ earnings improved due to favorable supply and demand dynamics that drove improved operating margins for PVC and VCM. SunBelt’s earnings were up from increased volume and higher margins on chlorine and caustic soda sales.
The All Other segment includes the North American Engineered Materials and Polymer Coating Systems operating segments. Volume in the All Other segment was down 8%, while sales improved by 2%.
North American Engineered Materials volume was down 10% as a result of softer demand in contract manufacturing applications for the automotive market. Sales increased by 3% due to a higher-priced mix of proprietary and customer-tolled products for automotive and telecommunication applications combined with efforts to offset raw material cost increases in our selling prices.

Polymer Coating Systems volume was down 3% primarily from lower plastisol and powder volumes for automotive applications on models that were phased out, partially offset by higher volumes in inks. Sales increased by 2% from the resulting improvement in product mix, combined with higher average selling prices resulting from efforts to offset raw material cost increases in our selling prices.
Operating income for the All Other segment improved by $17.2 million primarily from improved earnings at our North American Engineered Materials segment that was driven by a higher mix of specialty business as a percentage of sales, manufacturing productivity improvements, and new automotive business that used a specialized nylon product.
Corporate and eliminations expense in 2004 was $90.9 million lower than in 2003. Significant benefits (expenses) that are included in Corporate and eliminations are as follows:

(In millions)	2004	2003
Employee separation and plant phaseout	$1.4	$(35.7)
Goodwill impairment	—	(28.3)
Environmental remediation at inactive sites	(8.7)	(2.7)
Settlement of legal issues and changes to related reserves	2.1	—
Asset impairments	(3.8)	(19.4)
Loss on sale of assets	(5.9)	(0.3)
Intersegment profit eliminations	(9.4)	(16.9)
All other, including unallocated corporate general and administrative costs	(20.3)	(32.2)

Total Corporate and eliminations	$(44.6)	$(135.5)

Impact of Inflation
Although inflation has slowed in recent years, we believe it remains a factor in our economy and we continually seek ways to mitigate its impact. Within the context of competitive markets, we pass on higher costs to our customers by increasing selling prices over time. The primary raw material in our manufactured products is PVC resin. The price of PVC resin fluctuates in tandem with the cost of raw materials (primarily ethylene and chlorine) and natural gas that are used in the manufacture of PVC resin, as well as with supply and demand. Our vinyl compounds selling prices generally move with PVC resin pricing, although on a delayed basis. Our sales growth in 2004 and 2005 is due in part to selling price increases that partially recaptured higher raw material, distribution and energy costs.
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
Accounting Policies and Estimates
Significant accounting policies are described more fully in Note D to the Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.
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
For more information about our environmental liabilities, see Note O to the Consolidated Financial Statements.
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
For more information about our restructuring activities, see Note F to the Consolidated Financial Statements.
Goodwill – Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and intangible assets. These tests must be done at least once a year, and more frequently if an event or circumstance indicates that an impairment or a decline in value may have occurred. We test for goodwill impairment on July 1 of each year. The goodwill impairment test is a two-step process, which requires us to make judgments about what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data from within a consistent industry grouping, and the cost of capital. We compare these estimated fair values with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. Subsequent to the initial impairment test upon adoption of SFAS No. 142, we recorded an impairment to goodwill of $28.3 million in 2003 as a result of these tests.
We cannot predict what future events might adversely affect the reported value of our goodwill. These events include, but are not limited to, strategic decisions made in response to economic competitive conditions, the impact of the economic environment on our customer base, or a material negative change in relationships with significant customers.
For more information about our goodwill, see Note E to the Consolidated Financial Statements.

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
For more information about our income taxes, see Note Q to the Consolidated Financial Statements.
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
For more information about our pensions and post-retirement benefits, see Note N to the Consolidated Financial Statements.
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
For more information about our stock-based compensation, see Note D to the Consolidated Financial Statements.
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
Operating Activities – In 2005, our operations provided $63.7 million of cash. Primary sources of cash were: profitable business operations; a decline in inventories from improved inventory turnover that resulted from better management of inventory levels at the end of the year compared to the end of the prior year; an increase in accounts payable due to higher purchasing levels to support higher sales levels at the end of the year compared to the prior year; cash distributions that we received from our equity investments; and short-term borrowings under our receivables sale facility. Primary uses of cash were: cash payments for environmental remediation at inactive sites; an increase in accounts receivable due to higher sales levels at the end of the year compared to the prior year; and the payment of employee bonuses that had been accrued at the end of 2004 that were greater than those that were accrued at the end of 2005. Cash provided by discontinued operations was $1.8 million.
In 2004, our operations used $21.9 million of cash. Primary sources of cash were: profitable business operations; an increase in accounts payable due to a higher purchasing levels to support higher sales levels at the end of the year compared to the prior year, combined with longer payment terms; and cash distributions that we received from our equity investments. Primary uses of cash were: cash payments for employee separation and plant closure initiatives; an increase in accounts receivable due to higher sales levels at the end of the year compared to the prior year; the repayment of short-term borrowings under our receivables sale facility; and a $65 million voluntary contribution to our defined-benefit pension plans. Cash provided by discontinued operations was $5.9 million.
In 2003, our operations used $169.4 million of cash. Primary sources of cash were cash distributions that we received from our equity investments and a decline in inventories from improved inventory turnover that resulted from better management of inventory levels at the end of the year compared to the end of the prior year. Primary uses of cash were: a net loss in 2003; cash payments for employee separation and plant closure initiatives; a decline in accounts payable due to the timing of payments at the end of the year compared to the end of the prior year; the repayment of short-term borrowings under our receivables sale facility; and a decline in accrued pension costs. Cash provided by discontinued operations was $6.7 million.
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
Investing Activities – In 2005, we used $24.2 million for investing activities, reflecting capital spending in support of manufacturing operations, the purchase of the remaining 16% of Star Color, a Thailand-based color and additives business, and the purchase of certain assets of Novatec Plastics Corporation. Star Color is included in our International Color and Engineered materials segment, and Novatec’s assets are included in our Vinyl Compounds segment. This was partially offset by proceeds that we received from the sale of previously closed facilities. Capital spending as a percentage of depreciation was 67% in 2005. Cash used by discontinued operations was $1.7 million.
In 2004, we generated $106.8 million from investing activities, largely from the sale of our Elastomers and Performance Additives business and our European Melos rubber granules business. Melos was formerly included in our International Color and Engineered Materials segment. Elastomers and Performance Additives was a separate segment. This was partially offset by capital spending in support of manufacturing operations and the acquisition of the North American distribution business of ResinDirect LLC, which is included in our PolyOne Distribution segment. Capital spending as a percentage of depreciation in 2004 was 51%. Cash used by discontinued operations was $4.6 million.
In 2003, we used $19.0 million from investing activities, driven by capital spending in support of manufacturing operations and the final payment due on our December 2002 acquisition of Transformacion de Pigmentos Y Colorantes, S.A., which is included in our International Color and Engineered Materials segment. This was partially offset by proceeds we received from the sale of our 51% interest in Techmer P.M., LLC, which was formerly included in our North American Color and Additives segment. Cash used by discontinued operations was $5.4 million.
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
Capital Resources and Liquidity
Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations. We are not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in our liquidity increasing or decreasing in any material way, other than the following:
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

Long-Term Debt – At December 31, 2005, long-term debt totaled $639.4 million, with maturities ranging from 2006 to 2015. Current maturities of long-term debt at December 31, 2005 were $0.7 million. For more information about our debt, see Note H to the Consolidated Financial Statements.
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
The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2005:

	Payment Due by Period
		Less			More
		than	1-3	4-5	than
(In millions)	Total	1 Year	Years	Years	5 Years
Long-term debt	$639.4	$0.7	$37.8	$335.1	$265.8
Operating leases	63.7	14.9	20.8	13.4	14.6
Standby letters of credit	19.0	19.0	—	—	—
Interest obligations (1)	315.5	60.2	117.7	93.5	44.1
Pension and post-retirement obligations (2)	443.0	43.4	87.2	88.3	224.1
Guarantees	73.1	6.1	12.2	12.2	42.6
Purchase obligations	1.8	1.1	0.4	0.3	—

Total	$1,555.5	$145.4	$276.1	$542.8	$591.2

(1)	Interest obligations are stated at the rate of interest that is defined by the debt instrument and take into effect any impact of rate swap agreements, assuming that the debt is paid at maturity.

(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. There are no minimum funding requirements in 2006 for our U.S. qualified defined benefit pension plans. Obligations are based on the plans’ current funded status and actuarial assumptions, and include projected benefit payments to participants through 2015.
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
Off-Balance Sheet Arrangements
Receivables Sale facility – We sell our accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At December 31, 2005, accounts receivable totaling $195.2 million were sold to PFC and, as a result, are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable sold to PFC. At December 31, 2005, PFC had sold $7.9 million of its undivided interests in accounts receivable. We retained an interest in the $187.3 million difference between the amount of trade receivables sold by us to PFC and the undivided interests sold by PFC. As a result, this retained interest is included in accounts receivable on our Consolidated Balance Sheet at December 31, 2005. For more information about our receivables sale facility, see Note J to the Consolidated Financial Statements.
Guarantee of indebtedness of others – As discussed in Note O to the Consolidated Financial Statements, we guarantee $73.1 million of unconsolidated equity affiliate debt of Sunbelt in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt guarantee matures in 2017.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this annual report on Form 10-K/A, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, chlor-alkali, VCM or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles, including those related to the effects of Hurricane Katrina and Rita;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs or difficulties and delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions through divestitures and/or other means;

•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of the pension plan assets and any obligation to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Color and Additives, North American Engineered Materials and newly-formed Producer Services operating segments to profitability;

•	an inability to raise prices or sustain price increases for products;

•	an inability to achieve anticipated earnings performance due to the divestment of a non-core business;

•	an ability to maintain appropriate relations with unions and employees in certain locations in order to avoid disruptions of business;

•	other factors affecting PolyOne’s business beyond its control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in this Annual Report under Item 1A, “Risk Factors.”
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
Interest rate exposure – We periodically enter into interest rate swap agreements that modify our exposure to interest risk by converting our fixed-rate obligations to floating rates. On September 3, 2004, we terminated one of our seven existing interest rate swap agreements at a cash cost of $0.3 million. The six remaining agreements had a net fair value obligation of negative $5.8 million and negative $3.6 million at December 31, 2005 and 2004, respectively. The weighted-average interest rate for these six agreements was 8.2% at December 31, 2005 and 6.1% at December 31, 2004. These exchange agreements are perfectly effective as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” There have been no material changes in the market risk we faced during 2005. For more information about our interest rate exposure, see Note D to the Consolidated Financial Statements.
Foreign currency exposure – We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged, and are recorded as other income or expense in the Consolidated Statements of Operations. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note U to the Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Financial Statement Schedule

Page
Management’s Report	51
Reports of Independent Registered Public Accounting Firm	52-54
Consolidated Financial Statements:
Consolidated Statements of Operations	55
Consolidated Balance Sheets	56
Consolidated Statements of Cash Flows	57
Consolidated Statements of Shareholders’ Equity	58
Notes to Consolidated Financial Statements	59-94
Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts	95

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
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2005. In connection with this evaluation, management considered, among other things, PolyOne’s restatement of its audited consolidated financial statements included in this Form 10-K/A for the years ended December 31, 2005, 2004 and 2003, and its unaudited condensed consolidated financial statements included in Forms 10-Q/A for the first two quarters of 2006, and identified the following material weakness in internal control over financial reporting:
•	A failure to ensure the proper application of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to determine operating and reportable segments and, as a result, the determination of reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets,” that resulted in restatement of the Company’s previously issued consolidated financial statements.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2005, and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 99 of this annual report. This report concludes that internal control over financial reporting was not effective and that a material weakness was identified.
Ernst & Young, who audited the consolidated financial statements of PolyOne Corporation as of and for the year ended December 31, 2005, also audited management’s assessment of internal control over financial reporting and issued an attestation report on that assessment.

/s/ Stephen D. Newlin	/s/ W. David Wilson
Stephen D. Newlin	W. David Wilson
President and Chief Executive Officer	Vice President and Chief Financial Officer
November 30, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PolyOne Corporation
We have audited management’s assessment, included in Item 9A, “Controls and Procedures - Management’s Annual Report on Internal Control over Financial Reporting as Restated,” that PolyOne Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company’s material weakness related to its segment reporting and goodwill impairment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our report dated February 24, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to segment reporting and goodwill impairment existed as of the previous assessment date, and has further concluded that such a deficiency represented a material weakness as of December 31, 2005. As a result, management has revised its assessment, as presented in Item 9A, “Controls and Procedures - Management’s Annual Report on Internal Control over Financial Reporting as Restated,” to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In PolyOne Corporation’s assessment as of December 31, 2005, management identified a material weakness in the Company’s controls over its segment reporting disclosures and, as a result, concluded the Company’s previously reported segments were misstated and the Company’s previously reported goodwill had been overstated. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated February 24, 2006 except for Notes B, E and S as to which the date is November 29, 2006, on those consolidated financial statements.
In our opinion, management’s assessment that PolyOne Corporation did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PolyOne Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
/s/ ERNST & YOUNG
Cleveland, Ohio
February 24, 2006, except for the effects of the material
     weakness described in the sixth paragraph above,
     as to which the date is November 29, 2006

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
As discussed in Note B to the consolidated financial statements, Restatement, the consolidated financial statements have been restated to revise the Company’s segment disclosures and record a goodwill impairment charge.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is November 29, 2006, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ ERNST & YOUNG
Cleveland, Ohio
February 24, 2006, except for Notes B, E and S as to which the date is November 29, 2006.

Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2005	2004	2003

			(restated)

Sales	$2,450.6	$2,267.7	$2,048.1
Operating costs and expenses:
Cost of sales	2,153.5	1,934.2	1,736.9
Selling and administrative	178.2	201.9	244.8
Depreciation and amortization	50.7	50.9	57.7
Employee separation and plant phaseout	5.5	(1.4)	35.7
Goodwill impairment	—	—	28.3
Asset impairments	0.4	3.8	19.4
Environmental remediation at inactive sites	0.9	8.7	2.7
Loss on sale of assets	—	5.9	0.3
Income from equity affiliates and minority interest	(78.9)	(64.7)	(34.5)

Operating income (loss)	140.3	128.4	(43.2)
Interest expense	(68.1)	(72.1)	(66.6)
Interest income	1.9	1.5	0.9
Other expense, net	(5.3)	(16.5)	(13.3)

Income (loss) before income taxes and discontinued operations	68.8	41.3	(122.2)
Income tax expense	(6.6)	(13.7)	(12.5)

Income (loss) before discontinued operations	62.2	27.6	(134.7)
Loss from discontinued operations and loss on sale, net of income taxes	(15.3)	(4.1)	(144.7)

Net income (loss)	$46.9	$23.5	$(279.4)

Earnings (loss) per common share:
Basic and diluted earnings (loss):
Before discontinued operations	$0.68	$0.30	$(1.48)
Discontinued operations	(0.17)	(0.04)	(1.59)

Basic and diluted earnings (loss) per share	$0.51	$0.26	$(3.07)

Weighted average shares used to compute earnings per share:
Basic	91.9	91.6	91.1
Diluted	92.0	91.8	91.1
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2005	2004

	(restated)	(restated)

Assets
Current assets
Cash and cash equivalents	$32.8	$38.6
Accounts receivable (less allowance of $6.4 in 2005 and $8.0 in 2004)	320.5	312.9
Inventories	191.8	205.3
Deferred income tax assets	20.1	20.1
Other current assets	27.4	19.5
Discontinued operations	20.9	23.3

Total current assets	613.5	619.7
Property, net	436.0	478.9
Investment in equity affiliates	273.9	263.3
Goodwill, net	287.0	292.7
Other intangible assets, net	10.6	10.1
Other non-current assets	60.0	59.7
Discontinued operations	6.7	22.1

Total assets	$1,687.7	$1,746.5

Liabilities and Shareholders’ Equity
Current liabilities
Short-term bank debt	$7.1	$2.3
Accounts payable, including amounts payable to related party (see Note O)	232.6	225.1
Accrued expenses	82.4	109.0
Current portion of long-term debt	0.7	49.3
Discontinued operations	11.2	13.8

Total current liabilities	334.0	399.5
Long-term debt	638.7	640.5
Post-retirement benefits other than pensions	107.9	113.9
Other non-current liabilities including pensions	214.3	233.7
Minority interest in consolidated subsidiaries	5.4	6.8

Total liabilities	1,300.3	1,394.4

Commitments and Contingencies (see Note O)

Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2005 and 2004	1.2	1.2
Additional paid-in capital	1,066.4	1,067.2
Retained deficit	(190.3)	(237.2)
Common stock held in treasury, 30.3 shares in 2005 and 30.5 shares in 2004	(337.1)	(339.0)
Accumulated other comprehensive loss	(152.8)	(140.1)

Total shareholders’ equity	387.4	352.1

Total liabilities and shareholders’ equity	$1,687.7	$1,746.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2005	2004	2003

			(restated)
		(revised - see	(revised - see
		note D)	note D)

Operating activities
Net income (loss)	$46.9	$23.5	$(279.4)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Employee separation and plant phaseout charge (benefit)	5.5	(1.4)	35.7
Cash payments for employee separation and plant phaseout	(3.6)	(23.3)	(39.0)
Goodwill impairment	—	—	28.3
Asset impairment charges	0.4	3.8	19.4
Charges for environmental remediation at inactive sites	0.9	8.7	2.7
Cash payments for environmental remediation at inactive sites	(8.7)	(1.6)	(2.8)
Depreciation and amortization	50.7	50.9	57.7
Loss on sale of assets	—	5.9	0.3
Loss on disposition of discontinued businesses and related plant phaseout charge	15.6	28.8	144.9
Companies carried at equity and minority interest:
Income from equity affiliates	(78.9)	(64.7)	(34.5)
Dividends and distributions received	67.4	51.5	24.7
Provision for deferred income taxes	2.0	0.7	4.7
Changes in assets and liabilities:
Accounts receivable	(23.6)	(21.7)	5.5
Inventories	9.3	1.5	25.3
Accounts payable	13.0	22.2	(29.9)
Increase (decrease) in sale of accounts receivable	7.9	(70.7)	(89.2)
Accrued expenses and other	(42.9)	(41.9)	(50.5)
Net cash provided by discontinued operations	1.8	5.9	6.7

Net cash provided (used) by operating activities	63.7	(21.9)	(169.4)

Investing activities
Capital expenditures	(32.1)	(23.9)	(29.4)
Return of capital by equity affiliates, net	—	8.3	3.9
Business acquisitions, net of cash acquired	(2.7)	(6.7)	(15.8)
Proceeds from sale of discontinued business, net	—	101.5	—
Proceeds from sale of assets	12.3	32.2	27.7
Net cash used by discontinued operations	(1.7)	(4.6)	(5.4)

Net cash provided (used) by investing activities	(24.2)	106.8	(19.0)

Financing activities
Change in short-term debt	4.8	1.2	0.4
Repayment of long-term debt	(49.0)	(94.9)	(90.1)
Issuance of long-term debt	—	—	300.0
Debt issuance costs	—	(0.4)	(15.0)
Termination of interest rate swap agreements	—	(0.3)	(2.6)
Proceeds from the exercise of stock options	0.5	0.3	—

Net cash provided (used) by financing activities	(43.7)	(94.1)	192.7

Effect of exchange rate changes on cash	(1.6)	(0.9)	3.0

Increase (decrease) in cash and cash equivalents	(5.8)	(10.1)	7.3
Cash and cash equivalents at beginning of year	38.6	48.7	41.4

Cash and cash equivalents at end of year	$32.8	$38.6	$48.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
(In millions, except per share data; shares in thousands)

									Accumulated
		Common			Additional	Retained	Common	Share	Other
	Common	Shares Held		Common	Paid-in	Earnings	Stock Held	Ownership	Comprehensive
	Shares	in Treasury	Total	Stock	Capital	(Deficit)	in Treasury	Trust	Income (Loss)

			(restated)			(restated)

Balance December 31, 2002	122,192	30,517	$579.7	$1.2	$1,069.5	$18.7	$(341.1)	$(1.8)	$(166.8)

Comprehensive income (loss):
Net loss			(279.4)			(279.4)
Translation adjustment			26.7						26.7
Adjustment of minimum pension liability, net of tax			9.1						9.1

Total comprehensive loss:			(243.6)
Stock-based compensation and benefits and exercise of options		(92)	2.4		(0.9)		1.3	0.6	1.4
Adjustment to market value			—		0.1			(0.1)

Balance December 31, 2003	122,192	30,425	$338.5	$1.2	$1,068.7	$(260.7)	$(339.8)	$(1.3)	$(129.6)

Comprehensive income:
Net income			23.5			23.5
Translation adjustment			7.9						7.9
Adjustment of minimum pension liability, net of tax			(19.9)						(19.9)

Total comprehensive income:			11.5
Stock-based compensation and benefits and exercise of options		55	2.1		(1.5)		0.8	1.3	1.5

Balance December 31, 2004	122,192	30,480	$352.1	$1.2	$1,067.2	$(237.2)	$(339.0)	$—	$(140.1)

Comprehensive income:
Net income			46.9			46.9
Translation adjustment			(9.3)						(9.3)
Adjustment of minimum pension liability, net of tax			(2.4)						(2.4)

Total comprehensive income:			35.2
Stock-based compensation and benefits and exercise of options		(225)	0.1		(0.8)		1.9		(1.0)

Balance December 31, 2005	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$—	$(152.8)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A. Description of Business
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
PolyOne’s operations are located primarily in the United States, Europe, Canada, Asia and Mexico. PolyOne operations are reflected in six reportable segments: Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, Resin and Intermediates, and an All Other segment which includes North American Engineered Materials and Polymer Coating Systems. See Note B and S for more information.
PolyOne sold its Elastomers and Performance Additives business in August 2004 and its Engineered Films business in February 2006. All historical information for these businesses is presented as discontinued operations. Unless otherwise noted, the disclosures in these financial statements pertain to PolyOne’s continuing operations. See Note C for more information.
Note B. Restatement
The Company has revised the number of its operating and reportable segments as determined under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), in response to comments from the Staff of the Securities and Exchange Commission in the course of its review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The Company’s historical presentation of segment information consisted of three operating and reportable segments: Performance Plastics, PolyOne Distribution, and Resin and Intermediates. The Company’s restated presentation consists of eight operating and six reportable segments. The reportable segments are Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. The All Other segment includes the North American Engineered Materials and Polymer Coating Systems operating segments, neither of which meet, nor are expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment. The amounts in Note S – Segment Information reflect this restatement.
These changes in operating and reportable segments had the related effect of increasing the number of reporting units for the purpose of assessing goodwill impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company now considers each of its eight operating segments an individual reporting unit.
As a result of this change in reporting units, the Company performed goodwill impairment reviews of the revised reporting units as of December 31, 2003 (the effective date that the operating segments changed), and again on July 1, 2004 and July 1, 2005. These impairment reviews resulted in a pre-tax and after-tax (after consideration of a tax valuation allowance) noncash goodwill impairment charge of $28.3 million, or $0.31 per diluted share, for the year ended December 31, 2003, which reduced goodwill and shareholders’ equity by $28.3 million.

As a result of this charge, the 2003 Consolidated Statement of Operations has been restated to reflect a $28.3 million expense for goodwill impairment. For the year ended December 31, 2003, operating income (loss) is a loss of $43.2 million as compared to a loss of $14.9 million as originally reported, income (loss) before income taxes and discontinued operations is a loss of $122.2 million compared to a loss of $93.9 million as originally reported, income (loss) before discontinued operations is a loss of $134.7 million as compared to a loss of $106.4 million as originally reported, net income (loss) is a loss of $279.4 million as compared to a loss of $251.1 million as originally reported, loss per basic and diluted common share is $1.48 before discontinued operations as compared to a loss of $1.17 as originally reported, and the loss per basic and diluted common share is $3.07 as compared to a loss of $2.76 as originally reported.
The Consolidated Balance Sheets reflect goodwill of $292.7 million, retained deficit of $237.2 million, total shareholders’ equity of $352.1 million and total assets of $1,746.5 million as of December 31, 2004 compared to goodwill of $321.0 million, retained deficit of $208.9 million, total shareholders’ equity of $380.4 million and total assets of $1,774.8 million as originally reported. As of December 31, 2005, goodwill was $287.0 million, retained deficit was $190.3 million, total shareholders’ equity was $387.4 million and total assets were $1,687.7 million compared to goodwill of $315.3 million, retained deficit of $162.0 million, total shareholders’ equity of $415.7 million and total assets of $1,716.0 million as originally reported.
For the year ended December 31, 2003, the Consolidated Statements of Cash Flows reflect a net loss of $279.4 million compared to a loss of $251.1 million as originally reported. Within the adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, the goodwill impairment charge of $28.3 million is shown as a separate line item. This line was not reflected in the Consolidated Statements of Cash Flows as originally reported.
The Consolidated Statements of Shareholders’ Equity reflect a net loss of $279.4 million for the year ended December 31, 2003 compared to a net loss of $251.1 million as originally reported. At December 31, 2003, the retained deficit and total equity are $260.7 million and $338.5 million, respectively, compared to $232.4 million and $366.8 million as originally reported. At December 31, 2004, the retained deficit and total equity are $237.2 million and $352.1 million, respectively, compared to $208.9 million and $380.4 million as originally reported. At December 31, 2005, the retained deficit and total equity are $190.3 million and $387.4 million, respectively, compared to $162.0 million and $415.7 million as originally reported.
For more information regarding goodwill, see Note E.
Note C. Discontinued Operations
In October 2003, PolyOne announced that its future focus would be on its global Plastics Compounding, Color & Additive Masterbatch and PolyOne Distribution businesses to improve profitability and strengthen its balance sheet because management believes these businesses have the strongest market synergies and potential for long-term success. Consequently, the Elastomers and Performance Additives, Engineered Films and Specialty Resins businesses were targeted for divestment. In December 2003, PolyOne’s board of directors authorized management to complete and execute plans to sell these businesses. The Elastomers and Performance Additives business was a separate segment and the Specialty Resins and Engineered Films businesses were included in the Performance Plastics segment.
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
In December 2005, PolyOne announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations. The $11.4 million write-down of Specialty Resins’ net assets in 2003 is now included as an impairment loss in 2003 following the reclassification of Specialty Resins to continuing operations for all historic periods presented as of December 31, 2005. No adjustments to the carrying value were required when it was reclassified to continuing operations. Specialty Resins is presented as a separate segment.
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

Note D. Summary of Significant Accounting Policies
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
From time to time, PolyOne also enters into interest rate swap agreements that modify the exposure to interest risk by converting fixed-rate debt to a floating rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet. The net effect on PolyOne’s operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on the variable rate that is stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to its maturity. In this case, the amount paid or received at settlement is established by agreement at the time of termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of interest rate swap contracts are deferred within the hedged item and recognized over the remaining life of the contract. During 2004, PolyOne terminated one interest rate swap agreement and paid cash of $0.3 million. The deferred losses and gains were classified as long-term debt and are being amortized over the remaining life of the related debt instruments. See Note U for more information.
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
PolyOne accounts for its investments in equity affiliates under APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and recognizes impairment losses in the value of investments that management judges to be other than temporary. See Note G for more information.
Environmental Costs – PolyOne expenses recurring costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and PolyOne’s proportionate share of the amount can be reasonably estimated.
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

	For the years ended December 31,
(In millions, except per share data)	2005	2004	2003
Net income (loss), as reported	$46.9	$23.5	$(279.4)

Add: Total stock-based employee compensation (benefit) expense included in reported net income (loss), net of tax	(0.6)	2.7	1.4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4.1)	(4.3)	(5.3)

Pro forma net income (loss)	$42.2	$21.9	$(283.3)

Earnings (loss) per common share:
Basic and diluted – as reported	$0.51	$0.26	$(3.07)
Basic and diluted – pro forma	$0.46	$0.24	$(3.11)
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
PolyOne adopted SFAS No. 123(R) using the modified-prospective method as of January 1, 2006. The modified-prospective method requires the recognition of compensation costs beginning with the effective date for all share-based payments that are granted after the effective date and for all awards that are granted to employees prior to the effective date that remain unvested on the effective date. PolyOne currently estimates that the impact of adopting SFAS No. 123(R) will be an additional pre-tax charge in 2006 of approximately $3 million based on unvested awards issued prior to the effective date of 123(R) and the new awards issued after the effective date on January 1, 2006.
Through December 31, 2005, as permitted by SFAS No. 123, PolyOne accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee equity awards. The adoption of SFAS No. 123(R)’s fair value method will have an impact on PolyOne’s results of operations, but it will have no impact on its overall financial position. Had PolyOne adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown previously in this Note D. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation be reported as a financing cash flow, rather than as an operating cash flow as required by current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. However, since the Company is in a net operating loss carryforward position for income taxes, there would have been no impact on its cash flow statements for each of the three years in the period ended December 31, 2005.

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

Note E. Goodwill and Intangible Assets (Restated)
Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 by operating segment was as follows:

		International
		Color and	Polymer
	Vinyl	Engineered	Coating	PolyOne
(In millions)	Compounds	Materials	Systems	Distribution	Total
January 1, 2004	$160.7	$82.8	$61.1	$1.1	$305.7

Business acquisition	—	1.8	—	0.5	2.3
Business divestiture	—	(9.0)	—	—	(9.0)
Reduction of acquired tax accrual	(4.0)	(2.1)	—	—	(6.1)
Translation adjustment	—	(0.2)	—	—	(0.2)

December 31, 2004	$156.7	$73.3	$61.1	$1.6	$292.7

Business acquisition	—	1.0	—	—	1.0
Reduction of acquired tax accrual	(4.4)	(2.3)	—	—	(6.7)

December 31, 2005	$152.3	$72.0	$61.1	$1.6	$287.0

PolyOne acquired the remaining 16% of Star Color, a Thailand-based color and additives business, in the first quarter of 2005.
The reduction of the acquired tax accrual represents an adjustment to goodwill from resolving income tax uncertainties that existed prior to the business combination of Geon and Hanna.
As of December 31, 2005, PolyOne had $287.0 million of goodwill that resulted from acquiring businesses. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. PolyOne has elected July 1 as its annual assessment date.
PolyOne uses a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of its reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of these two methods provides reasonable estimates of a reporting unit’s fair value. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, management believes that the combination of these two methods provides a reasonable approach to estimate the fair value of PolyOne’s reporting units. Assumptions for sales, earnings and cash flows for each reporting unit were consistent between these two methods.
The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to PolyOne’s reporting units. The key estimates and assumptions that are used to determine fair value under this approach include trailing twelve and thirty-six month results and a control premium applied to the market multiples to adjust the enterprise value upward for a 100% ownership interest, where applicable.
The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s five- to ten-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections.
SFAS No. 142 requires that this assessment be performed at the “reporting unit” level. The revision of the Company’s operating segments and reporting units as of December 31, 2003 that resulted in the restatement of historical financial results also resulted in the need to perform goodwill impairment reviews of the revised reporting units. As a result, the four new reporting units that had goodwill were tested as of December 31, 2003: Vinyl Compounds, North American Color and Additives, North American Engineered Materials, and International Color and Engineered Materials. The tests resulted in a goodwill impairment charge of $28.3 million, which represented a write-off of all goodwill related to both the North American Color and Additives and North American Engineered Materials reporting units because the carrying value of each reporting unit exceeded the fair value by more than the amount of goodwill on its books and because there was no value to its implied goodwill. The testing of the remaining two reporting units resulted in no impairment at December 31, 2003. The average fair values of the market approach and the income approach exceeded the carrying values of the Vinyl Compounds and the International Color and Engineered Materials reporting units by 78% and 21%, respectively, at December 31, 2003.
PolyOne had two other reporting units with goodwill that were not affected by the revision of the operating segments: Polymer Coating Systems and PolyOne Distribution. The Polymer Coating Systems reporting unit was tested as of July 1, 2003, PolyOne’s annual assessment date. The average fair value of the market approach and income approach exceeded the carrying value by 16% for the Polymer Coating Systems reporting unit as of July 1, 2003.
At July 1, 2005 and 2004, PolyOne had three reporting units, consistent with PolyOne’s operating segments that had a significant amount of goodwill: Vinyl Compounds, International Color and Engineered Materials, and Polymer Coating Systems. Under the provisions of SFAS No. 142, these three reporting units were tested for impairment as of July 1, 2005 and 2004. The average fair values of the market approach and income approach exceeded the carrying value of Vinyl Compounds, International Color and Engineered Materials, and Polymer Coating Systems by 46%, 18% and 22%, respectively, as of July 1, 2005 and by 89%, 36% and 11%, respectively, as of July 1, 2004.
Even though PolyOne determined that there was no additional goodwill impairment as of the July 1, 2005 annual assessment, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on July 1, 2006.
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
Note F. Employee Separation and Plant Phaseout
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
Plant phaseout costs associated with continuing operations are reflected on the Consolidated Statements of Operations on the line “Employee separation and plant phaseout.” Plant phaseout costs associated with discontinued operations are included in the Consolidated Statements of Operations on the line “Loss from discontinued operations, net of income taxes.” Plant phaseout costs for continuing operations relate to the Vinyl Compounds, North American Color and Additives, and North American Engineered Materials operating segments, and for discontinued operations relate to the Engineered Films and the Elastomers and Performance Additives businesses. Employee separation and plant phaseout costs associated with continuing operations are reflected on the line “Corporate and eliminations” in Note S, “Segment Information (Restated).” For more information, see Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
2003 Charges – Operating income for 2003 was reduced by $35.7 million for employee separation and plant phaseout costs resulting from a January 2003 announcement to reduce approximately 400 staff personnel, a June 2003 decision to close the Fort Worth, Texas Color Additives facility, and the adjustment of the remaining liabilities associated with restructuring initiatives that had been announced in prior years. During the third quarter of 2003, PolyOne also closed two leased Ohio administrative offices, closed a portion of the Mexico PolyOne Distribution business and reduced personnel levels in certain North American manufacturing facilities. Charges of $25.8 million that were included in discontinued

operations resulted primarily from decisions to close an Engineered Films plant and two Elastomers and Performance Additives plants.
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
North American manufacturing restructuring announced in 2001
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

Note G. Financial Information of Equity Affiliates
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
The All Other segment includes DH Compounding Company equity affiliate (owned 50% and included in the North American Engineered Materials segment) and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% and included in the Polymer Coating Systems segment). The Vinyl Compounds segment includes the Geon/Polimeros Andinos equity affiliate (owned 50%).
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

Note H. Financing Arrangements
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
The following table shows the interest rate impact of the swap agreements at December 31, 2005 and 2004:

	Effective	Effective
	Interest Rate at	Interest Rate at
	December 31, 2005	December 31, 2004
6.875% debentures due in 2005	—	4.75%
$119.25 million of medium-term notes with a weighted-average interest rate of 6.82%	—	5.40%
$100.75 million of medium-term notes with a weighted-average interest rate of 6.83%	6.9%	—
Note I. Leasing Arrangements
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
Note J. Sale of Accounts Receivable
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
The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million limit under the facility, of which $13 million was used at December 31, 2005. Continued availability of the securitization program depends upon compliance with covenants that are contained in the related agreements. As of December 31, 2005, PolyOne was in compliance with these covenants. The securitization agreement does not contain any credit rating downgrade triggers that could end the program.
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
Note K. Inventories

	December 31,	December 31,
(In millions)	2005	2004
At FIFO or average cost, which approximates current cost:
Finished products and in process	$155.0	$146.4
Raw materials and supplies	86.8	99.2

	241.8	245.6
Reserve to reduce certain inventories to LIFO cost basis	(50.0)	(40.3)

	$191.8	$205.3

Percentage valued by the LIFO method	39%	42%

Note L. Property

	December 31,	December 31,
(In millions)	2005	2004
Land and land improvements	$40.6	$46.7
Buildings	253.4	254.8
Machinery and equipment	827.5	834.4

	1,121.5	1,135.9
Less accumulated depreciation and amortization	(685.5)	(657.0)

	$436.0	$478.9

Note M. Other Balance Sheet Liabilities

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

Note N. Employee Benefit Plans
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

	Pension Benefits		Health Care Benefits
(In millions)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation – beginning of year	$526.2	$494.9	$112.5	$167.5
Service cost	1.3	1.1	0.4	0.5
Interest cost	28.9	29.6	5.9	8.2
Participant contributions	—	—	4.6	3.7
Benefits paid	(36.2)	(35.2)	(16.9)	(19.2)
Acquired businesses and plan amendments	7.9	10.3	(8.8)	(44.4)
Change in discount rate and other	8.5	25.5	4.9	(3.8)

Benefit obligation – end of year	$536.6	$526.2	$102.6	$112.5
Projected salary increases	26.1	22.4	—	—

Accumulated benefit obligation	$510.5	$503.8	$102.6	$112.5

Change in plan assets:
Plan assets – beginning of year	$377.6	$309.0	$—	$—
Actual return on plan assets	23.9	27.0	—	—
Company contributions	5.5	73.6	12.3	15.5
Plan participants’ contributions	—	—	4.6	3.7
Benefits paid	(36.2)	(35.2)	(16.9)	(19.2)
Other	(0.8)	3.2	—	—

Plan assets – end of year	$370.0	$377.6	$—	$—

Funded status:
Projected benefit obligation in excess of plan assets	$(166.6)	$(148.6)	$(102.6)	$(112.5)
Unrecognized prior service cost	(0.6)	(0.7)	(47.6)	(42.7)
Unrecognized net actuarial loss	196.2	190.8	33.4	29.9

Net amount recognized	$29.0	$41.5	$(116.8)	$(125.3)

Amounts included in the Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2005	2004	2005	2004

Accrued benefit cost, net	$(140.2)	$(125.6)	$(116.8)	$(125.3)
Intangible assets	0.1	0.2	—	—
Minimum Pension liability included in accumulated other comprehensive income	169.1	166.9	—	—

Net amount recognized	$29.0	$41.5	$(116.8)	$(125.3)

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

	Pension Benefits			Health Care Benefits
(Dollars in millions)	2005	2004	2003	2005	2004	2003

Components of net periodic benefit costs:
Service cost	$1.3	$1.1	$1.4	$0.4	$0.5	$0.8
Interest cost	28.9	29.6	30.0	5.9	8.2	10.2
Expected return on plan assets	(31.7)	(26.3)	(21.7)	—	—	—
Curtailment and settlement charges	0.4	0.1	0.2	—	—	0.1
Amortization of unrecognized (gains) or losses, transition obligation and prior service cost	13.0	10.7	13.8	(3.3)	(0.8)	0.8

	$11.9	$15.2	$23.7	$3.0	$7.9	$11.9

	Pension Benefits			Health Care Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine net period benefit cost for the years ended December 31:
Discount rate	5.58%	6.25%	6.75%	5.43%	6.25%	6.75%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of compensation increase	3.5%	3.5%	4.0-7.0%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	10%	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2011	2010	2009
Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following impact:

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.4	$(0.3)
Effect on post-retirement benefit obligation	6.9	(6.2)
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

Note O. Commitments and Related-Party Information
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
Guarantees — PolyOne guarantees $73.1 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt guarantee matures in 2017.
Related-Party Transactions — PolyOne purchases a substantial portion of its PVC resin and all of its VCM raw materials under supply agreements with OxyVinyls. These agreements have an initial term of 15 years commencing May 1, 1999, and PolyOne has the right to renew these agreements for two five-year periods. PolyOne has also entered into various service agreements with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $28.0 million at December 31, 2005 and $22.5 million at December 31, 2004. PolyOne’s purchases of raw materials from OxyVinyls were $352 million during 2005, $264 million during 2004 and $230 million during 2003.
Note P. Other Expense, Net

(In millions)	2005	2004	2003
Currency exchange loss, net of foreign exchange contracts	$0.5	$(4.1)	$(5.0)
Discount on sale of trade receivables	(5.5)	(6.1)	(5.9)
Retained post-employment benefit cost related to Previously discontinued business operations	(1.3)	(3.6)	(3.0)
Premium on debt repurchase	—	(3.3)	—
Other income, net	1.0	0.6	0.6

	$(5.3)	$(16.5)	$(13.3)

Note Q. Income Taxes
Income (loss) before income taxes and discontinued operations consists of the following:

(In millions)	2005	2004	2003
Domestic	$52.6	$(10.9)	$(151.9)
Foreign	16.2	52.2	29.7

	$68.8	$41.3	$(122.2)

A summary of income tax expense follows:

(In millions)	2005	2004	2003
Current:
Federal	$0.3	$—	$—
State	0.7	0.4	—
Foreign	3.6	12.6	7.8

Total current	$4.6	$13.0	$7.8
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	2.0	0.7	4.7

Total deferred	$2.0	$0.7	$4.7

Total tax expense	$6.6	$13.7	$12.5

The income tax rate (benefit) for financial reporting purposes differed from the federal statutory rate as follows:

	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	(35.0)%
Alternative minimum tax	0.4	—	—
State tax, net of federal benefit	0.7	0.7	(2.5)
Valuation allowance	(31.0)	12.5	19.2
Provision for repatriation of foreign earnings	2.0	—	19.3
Differences in rates of foreign operations	(0.1)	(12.1)	1.7
Goodwill	—	—	8.1
Other, net	2.6	(2.9)	(0.6)

Effective income tax rate	9.6%	33.2%	10.2%

Components of PolyOne’s deferred tax liabilities and assets at December 31, 2005 and 2004 were as follows:

(In millions)	2005	2004
Deferred tax liabilities:
Tax over book depreciation	$52.2	$58.2
Intangibles	4.8	4.6
Equity investments	131.0	149.1
Other, net	6.0	8.6

Total deferred tax liabilities	$194.0	$220.5

Deferred tax assets:
Post-retirement benefits other than pensions	$38.6	$41.0
Employment cost and pension	44.5	42.5
Discontinued operations impairment	15.7	14.7
Employee separation and plant phaseout	2.1	2.3
Environmental	19.4	22.4
Net operating loss carryforward	146.6	171.0
State taxes	5.9	5.9
Alternative minimum tax credit carryforward	6.1	5.8
Foreign net operating losses and tax credit carryforward	1.2	6.6
Other, net	11.1	24.1

Total deferred tax assets	$291.2	$336.3
Tax valuation allowance	(76.9)	(95.5)

Net deferred tax assets	$20.3	$20.3

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
Note R. Shareholders’ Equity
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
On December 10, 2003, the Compensation and Governance Committee of PolyOne’s Board of Directors approved grants under the Incentive Plan that were effective December 11, 2003. Target-Priced Stock Appreciation Rights (SARs) totaling 1.3 million shares were granted with an exercise term of 36 months. Vesting is contingent upon attaining target prices of $8.00, $9.00, and $10.00 of PolyOne’s common stock. PolyOne recorded compensation expense of $2.6 million in 2004 for these SARs and a benefit of $1.3 million in 2005.
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
Note S. Segment Information (Restated)
A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.
PolyOne determines and discloses its segments in accordance with SFAS No. 131, which defines how to determine segments. As discussed in Note B, “Restatement,” the Company has revised the number of its operating and reportable segments as determined under SFAS No. 131 in response to comments from the Staff of the SEC in the course of its review of the Company’s 2005 Form 10-K.
The Company’s historical presentation of segment information consisted of three operating and reportable segments: Performance Plastics, PolyOne Distribution, and Resin and Intermediates. The Company’s restated presentation consists of eight operating and six reportable segments. The reportable segments are Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. The All Other segment consists of the North American Engineered Materials and Polymer

Coating Systems operating segments, neither of which meet, nor are expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment.
PolyOne sold its Elastomers and Performance Additives business in August 2004. It was previously reported as a separate segment, and its historic financial results are presented as discontinued operations. PolyOne sold its Engineered Films business in February 2006. Its historical financial results are also presented as discontinued operations. Specialty Resins, previously held for sale and presented as a discontinued operation, was reclassified in the fourth quarter of 2005 to continuing operations for all historical periods presented when management determined that the divestment process was unlikely to result in a sale of the business at acceptable terms.
Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in “Corporate and eliminations.”
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note D, “Summary of Significant Accounting Policies.”
Following is a description of each of the Company’s six reportable segments.
Vinyl Compounds - The Vinyl Compounds operating segment is a global leader offering an extensive array of products and services for vinyl molding and extrusion processors. Product offerings include rigid, flexible and dry blend vinyl compounds. Vinyl Compounds also offers a wide range of polymer services to meet the ever changing needs of the segment’s multi-market customer base. These services include materials testing and component analysis, color management, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations, extruder screw design and specialty products.
Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, automotive, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. The Vinyl Compounds segment is structured to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.
Specialty Resins - PolyOne’s Specialty Resins operating segment provides industry-leading dispersion, blending, and specialty suspension grade vinyl resins to a wide variety of manufacturers of predominately consumer-oriented products. The segment’s resins are designed to specific customer requirements and used in markets such as coatings, resilient flooring, carpeting, automotive interiors, coated fabrics, graphics, inks and various other industrial and construction applications. The segment’s specialty resins are also used to formulate vinyl compounds in a liquid form and are intended for flexible product applications or coatings, and can be customized to specific end-use applications. Approximately 13% of the segment’s specialty resins are used as one of the primary raw materials by the Company’s Polymer Coatings Systems operating segment.
North American Color and Additives - The North American Color and Additives operating segment is a leading provider of specialized colorants and additive concentrates that offer an innovative array of colors, special effects and performance-enhancing solutions. The segment’s color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, the colorants help customers achieve a vast array of specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets.
North American Color and Additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement.
Colorant and additives masterbatches are used in most types of plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in outdoor decking, packaging, automotive, consumer, pipe, and wire and cable. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.
International Color and Engineered Materials - The International Color and Engineered Materials operating segment combines the strong regional heritage of the Company’s color additive masterbatches and engineered materials operations to create global capabilities with plants, sales and service facilities located throughout Europe and Asia.
Working in conjunction with the Company’s North American Color and Additives and North American Engineered Materials segments, International Color and Engineered Materials provide solutions that meet international customers’ demands for both global and local manufacturing, service and technical support.
PolyOne Distribution - The PolyOne Distribution operating segment distributes more than 3,500 grades of engineering and commodity grade resins including PolyOne-produced compounds to the North American market. These products are sold to over 5,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing 20 major suppliers, PolyOne Distribution offers customers a broad product portfolio, just-in-time delivery from 24 stocking locations, and local technical support.
Resin and Intermediates - The Resin and Intermediates segment consists almost entirely of two joint ventures that are reported on the equity method. The Company holds a 24% equity interest in OxyVinyls and a 50% equity interest in SunBelt. OxyVinyls, a producer of PVC resin, vinyl chloride monomer (VCM), chlorine and caustic soda, is a partnership with Occidental Chemical Corporation and is PolyOne’s principal supplier of PVC resin. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls is North America’s second largest and the world’s third largest producer of PVC resin. In 2005, OxyVinyls had production capacity of approximately 4.3 billion pounds of PVC resin, 6.2 billion pounds of VCM, which is an intermediate chemical in the production of PVC, 580 thousand tons of chlorine and 667 thousand tons of caustic soda. The 6.2 billion pounds of vinyl chloride monomer capacity includes approximately 2.4 billion pounds owned by OxyMar, a partnership that is 50% owned by OxyVinyls. In 2005, SunBelt had production capacity of approximately 290 thousand tons of chlorine and 320 thousand tons of caustic soda. Most of the chlorine manufactured by OxyVinyls and SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.
All Other — The Company’s All Other segment includes the North American Engineered Materials and Polymer Coating Systems operating segments. A description of these operating segments follows.
North American Engineered Materials - The North American Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications. The North American Engineered Materials’ product portfolio, among the broadest in the industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with the latest in polymer additive, reinforcement, filler and colorant technologies.
The heritage of North American Engineered Materials’ compounding expertise helps to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet the unique performance requirements of the segment’s customers. Product development and application reach is further enhanced by the capabilities of the North American Engineered Materials’ “Solutions Center” which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. The segment’s manufacturing capabilities, which include a new facility located in Avon Lake, Ohio, are targeted at meeting customers’ demand for speed, flexibility and critical quality.
Polymer Coating Systems - The Polymer Coating Systems operating segment provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane, and silicone. The products and services are designed to meet the specific requirements of customers’ applications by providing unique solutions to their market needs. Products also include proprietary fabric screen-printing inks, powders, latex, specialty additives and colorants. The Company sells into diversified markets that include recreational and athletic apparel, automotive, construction, flooring, material handling, filtration, outdoor furniture, and medical/health care. PolyOne also has a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation which sells polyurethane systems into many of the same markets.
Financial information by reportable segment is as follows:

	Sales to				Depreciation
Year ended December 31, 2005	External	Intersegment		Operating	and	Capital	Total
(in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$653.8	$118.4	$772.2	$36.0	$14.3	$4.7	$369.2
Specialty Resins	136.6	17.9	154.5	23.8	—	1.3	69.5
North American Color and Additives	249.7	2.1	251.8	(9.5)	10.2	2.6	118.3
International Color and Engineered Materials	473.2	—	473.2	16.2	13.1	12.6	334.2
PolyOne Distribution	672.0	7.2	679.2	19.5	1.3	0.3	178.8
Resin & Intermediates	—	—	—	90.9	0.2	—	259.9
All Other	265.3	26.1	291.4	2.9	9.4	4.7	232.3
Corporate and eliminations	—	(171.7)	(171.7)	(39.5)	2.2	5.9	125.5

Total	$2,450.6	$—	$2,450.6	$140.3	$50.7	$32.1	$1,687.7

	Sales to				Depreciation
Year ended December 31, 2004	External	Intersegment		Operating	and	Capital	Total
(in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$602.7	$110.1	$712.8	$59.0	$14.2	$3.7	$387.4
Specialty Resins	105.8	12.8	118.6	8.8	—	0.5	56.1
North American Color and Additives	229.6	2.6	232.2	(6.6)	9.9	2.6	124.3
International Color and Engineered Materials	466.4	—	466.4	34.1	13.0	11.7	368.9
PolyOne Distribution	599.8	6.5	606.3	17.8	1.3	0.1	160.6
Resin & Intermediates	—	—	—	53.7	0.2	—	247.7
All Other	263.4	24.3	287.7	6.2	10.5	4.5	251.7
Corporate and eliminations	—	(156.3)	(156.3)	(44.6)	1.8	0.8	149.8

Total	$2,267.7	$—	$2,267.7	$128.4	$50.9	$23.9	$1,746.5

	Sales to				Depreciation
Year ended December 31, 2003	External	Intersegment		Operating	and	Capital	Total
(in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$549.3	$86.8	$636.1	$55.6	$16.0	$3.8	$407.0
Specialty Resins	83.8	10.3	94.1	(1.3)	6.3	0.7	65.7
North American Color and Additives	198.8	9.1	207.9	(20.7)	6.7	5.0	121.0
International Color and Engineered Materials	433.6	—	433.6	34.5	10.8	13.9	377.5
PolyOne Distribution	522.7	6.5	529.2	11.2	1.6	0.6	136.9
Resin & Intermediates	—	—	—	24.0	0.2	—	240.0
All Other	259.9	21.3	281.2	(11.0)	12.6	4.5	259.7
Corporate and eliminations	—	(134.0)	(134.0)	(135.5)	3.5	0.9	264.8

Total	$2,048.1	$—	$2,048.1	$(43.2)	$57.7	$29.4	$1,872.6

The All Other segment includes DH Compounding Company equity affiliate (owned 50% by North American Engineered Materials) and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% by Polymer Coating Systems). The Vinyl Compounds segment includes Geon/Polimeros Andinos equity affiliate (owned 50%).
Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Amounts related to equity affiliates included in the segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(In millions)	2005	2004	2003
Earnings of equity affiliates:
North American Engineered Materials	$2.1	$2.4	$3.1
Polymer Coating Systems	3.3	2.6	1.2
Vinyl Compounding	1.1	0.9	(0.1)
Resin & Intermediates	72.4	60.3	32.1

Subtotal	78.9	66.2	36.3
Minority interest	—	(1.5)	(1.8)

Total	$78.9	$64.7	$34.5

(In millions)	2005	2004	2003
Investment in equity affiliates:
North American Engineered Materials	$11.0	$11.7	$13.7
Polymer Coating Systems	0.7	1.8	1.2
Vinyl Compounding	13.3	12.9	11.6
International Color and Engineered Materials	—	—	1.4
Resin & Intermediates	248.9	236.9	228.8

Total	$273.9	$263.3	$256.7

PolyOne’s sales are primarily to customers in the United States, Europe, Canada and Asia, and the majority of its assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2005	2004	2003
Net sales:
United States	$1,647.0	$1,500.9	$1,337.2
Europe	405.4	418.5	392.3
Canada	283.2	254.4	227.1
Asia	101.5	81.4	72.0
Other	13.5	12.5	19.5

Long-lived assets:
United States	$599.5	$635.8	$660.3
Europe	104.5	97.4	116.9
Canada	63.4	62.9	59.0
Asia	23.5	42.6	41.0
Other	2.7	2.7	3.1
Note T. Weighted-Average Shares Used in Computing Earnings per Share

(In millions)	2005	2004	2003
Weighted-average shares — basic:
Weighted-average shares outstanding	91.9	91.6	91.7
Less unearned portion of restricted stock awards included in outstanding shares	—	—	(0.6)

	91.9	91.6	91.1

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	91.9	91.6	91.1
Plus dilutive impact of stock options and stock awards	0.1	0.2	—

	92.0	91.8	91.1

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

Note U. Financial Instruments
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
PolyOne used the following methods and assumptions to estimate the fair value of financial instruments:
Cash and cash equivalents — The carrying amounts approximate fair value.
Long- and short-term debt — The carrying amounts of PolyOne’s short-term borrowings approximate fair value. The fair value of PolyOne’s senior notes, debentures and medium-term notes is based on quoted market prices. The carrying amount of PolyOne’s borrowings under its variable-interest rate revolving credit agreements and other long-term borrowings approximates fair value.
Foreign exchange contracts — The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2005. The fair value of long-term foreign exchange contracts is based on quoted market prices for contracts with similar maturities.
Interest rate swaps — The fair value of interest rate swap agreements, obtained from the respective financial institutions, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

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
Note V. Selected Quarterly Financial Data (Unaudited)

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
The quarterly amounts for 2005 and 2004 have been restated to reflect the reclassification of the Specialty Resins business from discontinued operations to continuing operations as of December 31,2005.
Note W. Subsequent Events
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

SCHEDULE II
POLYONE CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In millions)

			Charged
	Balance at		to Other				Balance at
	Beginning	Charged to	Accounts	Other		Other	End of
	of Period	Costs and Expenses	(C)	Deductions		Additions	Period
Year ended December 31, 2005
Reserves for doubtful accounts	$8.0	$2.8	$—	$(4.4	) (A)	$—	$6.4
Accrued liabilities for environmental matters	$64.5	$0.2	$0.3	$(9.8	) (B)	$—	$55.2

Year ended December 31, 2004
Reserves for doubtful accounts	$10.4	$1.5	$—	$(3.9	) (A)	$—	$8.0
Accrued liabilities for environmental matters	$54.7	$10.3	$1.6	$(2.1	) (B)	$—	$64.5

Year ended December 31, 2003
Reserves for doubtful accounts	$10.4	$3.9	$—	$(3.9	) (A)	$—	$10.4
Accrued liabilities for environmental matters	$52.3	$4.1	$3.1	$(4.8	) (B)	$—	$54.7

Notes:

(A)	Accounts written off.

(B)	Cash payments during the year.

(C)	Translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Restatement
On October 23, 2006, in response to a comment raised by the Staff of the SEC concerning the Company’s segment disclosure, and to ensure that its financial reporting remains in full compliance with United States Generally Accepted Accounting Principles, the Audit Committee of the Board of Directors concluded that the Company’s financial statements, including the segment information included therein, (i) as of and for each of the years ended December 31, 2005, 2004 and 2003, (ii) as of and for each of the three months ended March 31, 2006 and 2005, (iii) as of and for each of the three and six months ended June 30, 2006 and 2005 and (iv) as of and for the three and nine months ended September 30, 2005 would be amended and restated. The restatement revises the segment disclosures included in these financial statements to reflect an increase in the number of operating and reportable segments. The restatement also revises these financial statements to reflect a noncash goodwill impairment charge in 2003 that resulted from revising the number of reporting units for which the carrying value of goodwill must be evaluated for impairment.
Disclosure controls and procedures
In connection with the restatement, PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 and, based on this evaluation, has identified the following material weakness in internal control over financial reporting:
•	A failure to ensure the proper application of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to determine operating and reportable segments and, as a result, the determination of reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets,” that resulted in a restatement of the Company’s previously issued consolidated financial statements.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of the material weakness in internal control over financial reporting described above, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of December 31, 2005.
Remediation of material weakness in internal control
The Company’s management believes that the following corrective actions have remediated the identified deficiency in the Company’s internal control over financial reporting as of the date of this Amendment. The remedial actions taken by the Company are as follows:
•	Key personnel involved in the financial reporting process have enhanced the controls by which the SFAS No. 131 authoritative guidance is applied and monitored on a regular basis. These enhancements include a quarterly review of management structure and reports, quantitative thresholds and aggregation criteria.

•	The Company’s Disclosure Committee will review the criteria to determine appropriate segment reporting on a quarterly basis.
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures as currently in effect, including the remedial actions regarding the deficiency in internal control over financial reporting described above. Based upon this evaluation, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of this Amendment, the Company’s disclosure controls and procedures are effective.
Management’s annual report on internal control over financial reporting as restated
The following report is provided by management with respect to PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):
1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2005 and has concluded that such internal control over financial reporting is not effective. There was a material weakness in internal control over financial reporting that was identified by management, which is discussed above under “Disclosure controls and procedures.”

4.	Ernst & Young LLP, who audited the restated consolidated financial statements of PolyOne for the year ended December 31, 2005, also issued an attestation report on management’s revised assessment of PolyOne’s internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 53 of this Annual Report on Form 10-K/A and incorporated by reference into this Item 9A.
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. In the fourth quarter of 2006, however, the Company took the remedial actions described above.
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
(a)(3) Exhibits.

Exhibit		Description
3.1	(k)	Articles of Incorporation

3.1a	(b)	Amendment to the second article of the Articles of Incorporation, as * filed with the Ohio Secretary of State November 25, 2003

3.2	(k)	Regulations

4.1	(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee

4.2	(d)	Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes

4.3	(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012

4.4	(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of the Company’s 10 5/8% Senior Notes due May 15, 2010

Exhibit		Description
10.1	(a) +	Long-Term Incentive Plan, as amended and restated

10.1a	(c) +	Form of Award Agreement for Performance Shares

10.1b	(c) +	Form of Award of Stock Appreciation Rights

10.2	(k) +	Incentive Stock Plan, as amended and restated through August 31, 2000

10.3	(k) +	1995 Incentive Stock Plan, as amended and restated through August 31, 2000

10.4	(k) +	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000

10.5	(k) +	1999 Incentive Stock Plan, as amended and restated through August 31, 2000

10.6	(j) +	2000 Stock Incentive Plan

10.7	(b) +	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003

10.8	(k) +	Benefit Restoration Plan (Section 401(a)(17))

10.8a	(b) +	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003

10.8b	(r) +	Fourth Amendment to Benefits Restoration Plan, effective January 1, 2005

10.9a	(k) +	Senior Executive Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)

10.9b	(p) +	Strategic Improvement Incentive Plan Overview and Form of Award

10.9c	(s) +	Senior Executive Annual Incentive Plan, effective January 1, 2006

10.9d	(x) +	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005)

10.10a	(b) +	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004

10.10b	(r) +	Amendment to Non-Employee Directors Deferred Compensation Plan effective January 1, 2005

10.11a	(k) +	Form of Management Continuity Agreement

10.11b	* +	Schedule of Executives with Management Continuity Agreements

10.11c	(b) +	Supplemental Retirement Benefit Plan, effective as of January 1, 2004

10.11d	(r) +	Amendment to Supplemental Retirement Benefit Plan, effective January 1, 2005

10.11e	(t) +	Separation Agreement Term Sheet between the Company and Thomas A. Waltermire, dated October 6, 2005

10.11f	(u) +	Agreement between the Company and William F. Patient, effective October 6, 2005

10.11g	(w) +	Separation Agreement between the Company and Thomas A. Waltermire dated December 21, 2005

10.11h	(y) +	Letter Agreement by and between the Company and Stephen D. Newlin effective as of February 13, 2006

10.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003

10.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003

10.12c	(q)	Amendment No. 3 and Waiver, dated as of August 5, 2004, to the foregoing Amended and Restated Credit Agreement, reducing the aggregate commitment to $30 million

10.12d	(v)	Amendment No. 4, dated as of July 26, 2005, to the Amended and Restated Credit Agreement among the Company, as borrower, and Citicorp USA, Inc. as administrative agent for the lender parties thereto

Exhibit		Description
10.12e	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, the Company, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent

10.12f	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing Trade Receivables Purchase Agreement, dated as of May 6, 2003

10.12g	(q)	Amendment No. 2, dated as of August 5, 2004, to the foregoing Trade Receivables Purchase Agreement, reducing to $175 million the amount of eligible receivables available to be sold

10.12h	(v)	Amended and Restated Receivables Purchase Agreement dated as of July 26, 2005, among PolyOne Funding Corporation, as seller, the Company, as servicer, Citicorp USA, Inc., as agent for the purchaser parties thereto, and National City Business Credit, Inc., as syndication agent

10.13	(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996

10.14	(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company

10.15	(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993

10.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.

10.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)

10.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)

10.17	(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company

10.18	(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand

10.19	(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997

10.20	(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Corporation

10.21	(i)	Limited Partnership Agreement of Oxy Vinyls, LP

10.22	(i)	Asset Contribution Agreement — PVC Partnership (Geon)

10.23	(i)	Parent Agreement (Oxy Vinyls, LP)

10.24	(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement

10.25	*	Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006

21.1	*	Subsidiaries of the Company

23.1	**	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

23.2	*	Consent of Independent Registered Public Accounting Firm — KPMG LLP

23.3	*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

31.1	**	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit		Description
32.1	**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer

32.2	**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Senior Vice President and Chief Financial Officer

99.1	*	Audited Financial Statements of Oxy Vinyls, LP

99.2	*	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

*	Previously filed

**	Filed herewith

(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.

(b)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091.

(c)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated January 11, 2005, SEC File No. 1-16091.

(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.

(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.

(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.

(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.

(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.

(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.

(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to The Geon Company’s Form S-4 Registration Statement No. 333-37344, dated July 28, 2000.

(k)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.

(l)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.

(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.

(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.

(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091

(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091

(q)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-16091

(r)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091

(t)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated October 11, 2005, SEC File No. 1-16091

(u)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K filed on October 14, 2005, SEC File No. 1-16091

(v)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2005, SEC File No. 1-16091

(w)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on December 21, 2005, SEC File No. 1-16091

(x)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-16091

(y)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on February 17, 2006, SEC File No. 1-16091

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 30, 2006.

POLYONE CORPORATION
By:	/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

By:	/s/ Michael J. Meier
Michael J. Meier
Controller and Assistant Treasurer (Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of November 30, 2006.

Signature	Title

/s/ Stephen D. Newlin Stephen D. Newlin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. David Wilson W. David Wilson	Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier	Controller and Assistant Treasurer
Michael J. Meier	(Authorized Officer and Principal Accounting Officer)

/s/ J. Douglas Campbell	Director
J. Douglas Campbell

/s/ Carol A. Cartwright Carol A. Cartwright	Director

Signature	Title

/s/ Gale Duff-Bloom	Director
Gale Duff-Bloom

/s/ Wayne R. Embry	Director
Wayne R. Embry

/s/ Richard H. Fearon Richard H. Fearon	Director

/s/ Robert A. Garda	Director
Robert A. Garda

/s/ Gordon D. Harnett	Director
Gordon D. Harnett

/s/ Farah M. Walters Farah M. Walters	Director