Form 10-Q/A
period 2006-03-31
POLYONE CORP
filed 2006-11-30
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.
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

EXPLANATORY NOTE
We are filing this Form 10-Q/A Amendment No. 1 (this Amendment) to amend and restate certain segment reporting and disclosure items and the financial statements that were included in our original Quarterly Report on Form 10-Q for the three months ended March 31, 2006.
These changes are being made to reflect an increase in the number of our operating and reportable segments in response to comments from the Staff of the Securities and Exchange Commission in the course of its review of our Annual Report on Form 10-K for the year ended December 31, 2005.
We re-evaluated our operating segments and reportable segments under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), and, as a result, we changed from three operating and reportable segments (Performance Plastics, PolyOne Distribution, and Resin and Intermediates) to nine operating and five reportable segments in 2006. Our new reportable segments are Vinyl Compounds, Specialty Resins, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. All Other consists of our North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments, each of which does not meet the quantitative thresholds that would require separate disclosure as a reportable segment. Effective with the first quarter of 2006, Producer Services, a new operating segment, was formed from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, North American Color and Additives, which was reflected as a reportable segment in 2005, no longer meets, nor is expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment and is now included in the All Other segment. The 2005 historical information has been revised to provide a comparable basis to the 2006 segment presentation.
The changes in our operating and reportable segments had the related effect of increasing the number of our reporting units for the purpose of assessing goodwill impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under our previous segment reporting, we had three reporting units, but we now consider each of our operating segments to be an individual reporting unit.
As a result of this change in our reporting units, we reassessed goodwill impairment of the new reporting units as of December 31, 2003 (the effective date that our operating segments changed), and again as of July 1, 2004 and July 1, 2005. Under SFAS No. 142, goodwill of each reporting unit must be reviewed for impairment on at least an annual basis. The evaluations in 2004 and 2005 were performed as of July 1 of each year because we had previously chosen July 1 as our annual goodwill impairment testing date. These impairment reviews resulted in a noncash pre-tax and after-tax (after consideration of a tax valuation allowance) goodwill impairment charge of $28.3 million, or $0.31 per diluted share, for the year ended December 31, 2003, which reduced goodwill and shareholders’ equity by $28.3 million. The 2004 and 2005 annual impairment tests did not result in any further goodwill impairment.
As a result of this charge in 2003, we had goodwill of $287.0 million and total shareholders’ equity of $438.2 million at March 31, 2006, compared to goodwill of $315.3 million and total shareholders’ equity of $466.5 million as originally reported. As of December 31, 2005, we had goodwill of $287.0 million and total shareholders’ equity of $387.4 million, compared to goodwill of $315.3 million and total shareholders’ equity of $415.7 million as originally reported.
We also determined that a control deficiency regarding how we determined our operating and reportable segments under SFAS No. 131 and, as a result, our reporting units under SFAS No. 142, gave rise to these restatements, and that this constituted a material weakness in our internal control over financial reporting. Accordingly, we have re-evaluated our disclosure controls and procedures as of March 31, 2006 in light of this material weakness in our internal control over financial reporting. We have fully remediated this weakness as of the date of this Amendment. See Item 4 – Controls and Procedures in Part I of this Amendment for additional information.
For the convenience of the reader, this Amendment sets forth the entire Form 10-Q for the three months ended March 31, 2006. However, this Amendment amends and restates only Items 1, 2 and 4 of Part I of the Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Form 10-Q for the three months ended March 31, 2006. Therefore, this Amendment does not reflect any other events that occurred after the original May 3, 2006 filing date of the
Form 10-Q.
Forward-looking statements in this Amendment have also not been updated from our original Form 10-Q that we filed on May 3, 2006. For updated information, please see the reports that we have filed for subsequent periods.

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
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31,	December 31,
	2006	2005
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$37.5	$32.8
Accounts receivable, net	380.9	320.5
Inventories	217.0	191.8
Deferred income tax assets	20.2	20.1
Other current assets	19.3	27.4
Discontinued operations	—	20.9

Total current assets	674.9	613.5
Property, net	426.1	436.0
Investment in equity affiliates	309.0	273.9
Goodwill	287.0	287.0
Other intangible assets, net	10.0	10.6
Other non-current assets	65.0	60.0
Discontinued operations	—	6.7

Total assets	$1,772.0	$1,687.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$6.8	$7.1
Accounts payable	262.4	232.6
Accrued expenses	96.2	82.4
Current portion of long-term debt	0.7	0.7
Discontinued operations	—	11.2

Total current liabilities	366.1	334.0
Long-term debt	638.1	638.7
Post-retirement benefits other than pensions	104.9	107.9
Other non-current liabilities, including pensions	219.1	214.3
Minority interest in consolidated subsidiaries	5.6	5.4

Total liabilities	1,333.8	1,300.3

Shareholders’ equity	438.2	387.4

Total liabilities and shareholders’ equity	$1,772.0	$1,687.7

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

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

								Accumulated
		Common					Common	Other Non-
		Shares			Additional	Retained	Stock Held	Owner
	Common	Held in		Common	Paid-In	Earnings	in	Equity
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Changes
			(restated)			(restated)
Balance January 1, 2005	122,192	30,480	$352.1	$1.2	$1,067.2	$(237.2)	$(339.0)	$(140.1)
Comprehensive income:
Net income			13.4			13.4
Translation adjustment			(5.3)					(5.3)

Total comprehensive income			8.1
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9	0.3

Balance March 31, 2005	122,192	30,382	$361.2	$1.2	$1,067.0	$(223.8)	$(338.1)	$(145.1)

Balance January 1, 2006	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$(152.8)
Comprehensive income:
Net income			46.8			46.8
Translation adjustment			0.9					0.9

Total comprehensive income			47.7
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$438.2	$1.2	$1,066.2	$(143.5)	$(333.1)	$(152.6)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2005 of PolyOne Corporation.
Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be attained in subsequent quarters or for the year ending December 31, 2006.
PolyOne sold 82% of its Engineered Films business in February 2006. Since the fourth quarter of 2003, it has been treated as a discontinued operation. Therefore, all historical information included in this quarterly report for this business is presented as a discontinued operation. Unless otherwise noted, the disclosures in these financial statements pertain to PolyOne’s continuing operations.
In December 2005, PolyOne announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations for all historic periods presented.
Note B – Restatement
The Company has revised the number of its operating and reportable segments as determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in response to comments from the Staff of the Securities and Exchange Commission in the course of its review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The Company’s historical presentation of segment information that was included in the Company’s Form 10-Q for the quarterly period ended March 31, 2006, as originally filed, consisted of three operating and reportable segments: Performance Plastics, PolyOne Distribution, and Resin and Intermediates. The Company’s restated presentation in 2006 consists of nine operating and five reportable segments. The reportable segments are Vinyl Compounds, Specialty Resins, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments, each of which does not meet, nor is expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment. The amounts in Note O – Segment Information reflect this restatement. Effective with the first quarter of 2006, Producer Services, a new operating segment, was formed from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, North American Color and Additives, which was reflected as a reportable segment in 2005, no longer meets, nor is expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment and is now included in the All Other segment. The 2005 historical information has been revised to provide a comparable basis to the 2006 segment presentation.

These changes in operating and reportable segments had the related effect of increasing the number of reporting units for the purpose of assessing goodwill impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” PolyOne’s evaluation of goodwill historically included the three reporting units with goodwill: Plastic Colors and Compounds, Polymer Coating Systems and PolyOne Distribution. As a result of the change in PolyOne’s segments, each operating segment was considered to be a reporting unit, of which six had a goodwill balance at December 31, 2003. These six reporting units were Vinyl Compounds, North American Color and Additives, North American Engineered Materials, International Color and Engineered Materials, Polymer Coating Systems and PolyOne Distribution.
The Company performed goodwill impairment reviews of the revised reporting units as of December 31, 2003 (the effective date that the operating segments changed), and again as of July 1, 2004 and July 1, 2005. These impairment reviews resulted in a pre-tax and after-tax (after consideration of a tax valuation allowance) noncash goodwill impairment charge of $28.3 million, or $0.31 per diluted share, for the year ended December 31, 2003, which reduced goodwill and shareholders’ equity by $28.3 million.
As a result of this charge, the Consolidated Balance Sheets at March 31, 2006 reflect goodwill of $287.0 million, total shareholders’ equity of $438.2 million and total assets of $1,772.0 million compared to goodwill of $315.3 million, total shareholders’ equity of $466.5 million and total assets of $1,800.3 million as originally reported. As of December 31, 2005, goodwill was $287.0 million, total shareholders’ equity was $387.4 million and total assets were $1,687.7 million compared to goodwill of $315.3 million, total shareholders’ equity of $415.7 million and total assets of $1,716.0 million as originally reported.
The Consolidated Statements of Shareholders’ Equity at March 31, 2006 reflect a retained deficit and total equity of $143.5 million and $438.2 million, respectively, compared to $115.2 million and $466.5 million, respectively, as originally reported. At January 1, 2006, the retained deficit and total equity are $190.3 million and $387.4 million, respectively, compared to $162.0 million and $415.7 million, respectively, as originally reported. At March 31, 2005, the retained deficit and total equity are $223.8 million and $361.2 million, respectively, compared to $195.5 million and $389.5 million, respectively, as originally reported. At January 1, 2005, the retained deficit and total equity are $237.2 million and $352.1 million, respectively, compared to $208.9 million and $380.4 million, respectively, as originally reported.
For more information regarding goodwill, see Note E.
Note C – Discontinued Operations
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

Note D – Accounting Policies
Share-Based Compensation – At March 31, 2006, PolyOne has one share-based employee compensation plan, which is described more fully in Note I to the Condensed Consolidated Financial Statements. Prior to January 1, 2006, PolyOne accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation cost for stock options had been measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an option holder must pay to acquire the common stock. Compensation cost for stock appreciation rights (SARs) was recognized upon vesting, and is the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeds the SARs specified value.
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
Reclassification – Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.
Note E – Goodwill and Intangible Assets (restated)
During the three months ended March 31, 2006, there were no acquisitions, disposals or impairment of PolyOne’s goodwill. Goodwill as of March 31, 2006 and December 31, 2005, by operating segment, was as follows:

	March 31,	December 31,
(In millions)	2006	2005
Vinyl Compounds	$152.3	$152.3
International Color and Engineered Materials	72.0	72.0
Polymer Coating Systems	61.1	61.1
PolyOne Distribution	1.6	1.6

Total	$287.0	$287.0

Information regarding PolyOne’s other intangible assets follows:

	As of March 31, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.8)	$—	$2.8
Sales contract	9.6	(8.6)	—	1.0
Patents, technology and other	7.3	(2.2)	1.1	6.2

Total	$25.5	$(16.6)	$1.1	$10.0

	As of December 31, 2005
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.6)	$—	$3.0
Sales contract	9.6	(8.4)	—	1.2
Patents, technology and other	7.3	(2.0)	1.1	6.4

Total	$25.5	$(16.0)	$1.1	$10.6

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
Note F – Inventories
Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2006	2005
Finished products and in-process inventories	$168.7	$155.0
Raw materials and supplies	90.6	86.8

	259.3	241.8
LIFO reserve	(42.3)	(50.0)

Total inventories	$217.0	$191.8

Note G – Income Taxes
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
Note H – Financial Information of Equity Affiliates
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
The All Other segment includes DH Compounding Company equity affiliate (owned 50% and included in the Producer Services segment) and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% and included in the Polymer Coating Systems segment). The Vinyl Compounds segment includes Geon/Polimeros Andinos equity affiliate (owned 50%). Combined summarized financial information for these equity affiliates follows. The amounts shown represent the entire operations of these businesses.

	Three Months Ended
	March 31,
(In millions)	2006	2005
Net sales	$37.1	$30.8
Operating income	3.1	3.8
Net income	3.0	3.4

Note I – Share-Based Compensation
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
PolyOne has one share-based compensation plan, which is described below. The pre-tax and after-tax compensation cost recognized for the three months ended March 31, 2006 and 2005, was $1.4 million and $0.4 million, respectively, which is included in selling and administrative expenses on the Condensed Consolidated Statement of Operations.
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
A summary of SAR option activity under the 2005 EPIP as of March 31, 2006 and changes during the quarter then ended, are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise	Contractual	Value
Stock Appreciation Rights	thousands)	Price	Term	(in millions)
Outstanding at January 1, 2006	1,528	$7.40
Granted	1,029	6.96
Exercised	(258)	6.13
Forfeited or expired	(80)	7.37

Outstanding at March 31, 2006	2,219	$7.35	4.9 years	$4.5

Vested at March 31, 2006	1,209	$7.37	5.0 years	$2.5

Exercisable at March 31, 2006	555	$7.81	3.0 years	$1.0

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
A summary of option activity as of March 31, 2006 and changes during the quarter then ended, are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise	Contractual	Value
Options	thousands)	Price	Term	(in millions)
Outstanding at January 1, 2006	9,115	$11.55
Granted	—	—
Exercised	(269)	7.19
Forfeited or expired	(503)	12.02

Outstanding at March 31, 2006	8,343	$11.65	3.44 years	$3.7

Vested at March 31, 2006	8,343	$11.65	3.44 years	$3.7

Exercisable at March 31, 2006	8,090	$11.83	3.38 years	$2.9

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
Note J – Weighted-Average Shares Used to Compute Earnings Per Share

	Three Months Ended
	March 31,
(In millions)	2006	2005
Weighted-average shares – basic:
Weighted-average shares outstanding	92.1	91.8

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.1	91.8
Plus dilutive impact of stock options and stock awards	0.4	0.4

Weighted-average shares outstanding – diluted	92.5	92.2

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
Note K – Employee Separation and Plant Phaseout
Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs. For further discussion of these initiatives, see Note F to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
2006 Charges – Operating income for the three months ended March 31, 2006 includes a $0.2 million charge related to the closing of the Manchester, England color additives facility, which was included in the International Color and Engineered Materials segment. Two additional individuals were affected by the closing during the quarter and a total of 12 employees were terminated during the period. The remaining 12 employees at March 31, 2006 are expected to be terminated during the second quarter at a cost of approximately $0.2 million.
PolyOne completed the sale of its Yerrington engineered films facility and its Somerset color and additives facility during the first quarter of 2006 for a net benefit of $0.3 million.
The net benefit of $0.1 million for the first quarter 2006 is included in cost of sales in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.

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

Note L – Employee Benefit Plans
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

Note M – Financing Arrangements
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and management of exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at March 31, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2006, these agreements had a net fair value obligation of negative $6.8 million. The weighted-average interest rate for these agreements was 8.6%. There have been no material changes in the market risk faced by PolyOne from December 31, 2005 to March 31, 2006.
Note N – Sale of Accounts Receivable
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
Note O – Segment Information (restated)
Effective with the first quarter of 2006, PolyOne changed its operating and reportable segments. The Producer Services operating segment was formed at the start of 2006 from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, the North American Color and Additives operating segment no longer meets, nor is expected to meet in 2006, any of the quantitative thresholds that would require separate disclosure as a reportable segment, and accordingly, North American Color and Additives is included in the All Other segment. The new Producer Services operating segment also does not meet, nor is expected to meet in 2006, any of the quantitative thresholds and, as a result, is also included in the All Other segment. Segment information for prior periods has been revised to conform to the 2006 segment presentation.
PolyOne manages its business in nine operating segments from which there result five reportable segments and an All Other segment. The five reportable segments are: Vinyl Compounds, Specialty Resins, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. The All Other segment includes four operating segments, none of which meet the quantitative thresholds for separate disclosure: North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems. The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note D to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
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

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital	Total
March 31, 2006 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$182.3	$29.9	$212.2	$17.0	$3.2	$0.6	$395.0
Specialty Resins	30.2	5.4	35.6	3.1	1.3	0.1	69.4
International Color and Engineered Materials	128.4	—	128.4	6.2	3.4	2.2	352.8
PolyOne Distribution	191.3	2.7	194.0	6.2	0.4	—	193.5
Resin & Intermediates	—	—	—	36.2	0.1	—	293.4
All Other	142.4	7.1	149.5	0.6	4.5	1.3	367.3
Corporate and eliminations	—	(45.1)	(45.1)	(1.4)	1.4	0.7	100.6

Total	$674.6	$—	$674.6	$67.9	$14.3	$4.9	$1,772.0

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital	Total
March 31, 2005 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$155.7	$30.1	$185.8	$8.7	$3.2	$1.0	$413.7
Specialty Resins	35.0	4.2	39.2	6.0	—	—	58.3
International Color and Engineered Materials	123.8	—	123.8	5.0	3.4	4.4	378.2
PolyOne Distribution	165.4	2.1	167.5	5.4	0.3	0.2	189.1
Resin & Intermediates	—	—	—	22.9	0.1	—	271.8
All Other	131.9	8.0	139.9	0.2	4.7	1.6	391.0
Corporate and eliminations	—	(44.4)	(44.4)	(3.5)	0.8	1.7	74.7

Total	$611.8	$—	$611.8	$44.7	$12.5	$8.9	$1,776.8

Note P – Commitments and Contingencies
PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $57.0 million at March 31, 2006 and $55.2 million at December 31, 2005 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at March 31, 2006. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. PolyOne incurred environmental expense of $2.8 million in the first quarter of 2006, offset by insurance proceeds of $4.0 million during the same period. For the first quarter of 2005, PolyOne recorded no expense related to environmental activities and received no proceeds from insurance recoveries. Additional information related to environmental liabilities is in Note O to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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
We re-evaluated our application of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and revised our operating and reportable segments for 2005 and 2006 in response to a comment received from the Staff of the SEC. Our historical presentation of segment information that was included in our Form 10-Q for the three months ended March 31, 2006 as originally filed consisted of three operating and reportable segments: Performance Plastics, PolyOne Distribution, and Resins and Intermediates. Our restated presentation in 2006 reflects nine operating and five reportable segments: Vinyl Compounds, Specialty Resins, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. The All Other segment includes our North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments, none of which meets, nor is expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment.
The revision of our operating segments as of December 31, 2003 resulted in a change in our reporting units for purposes of goodwill impairment evaluations under SFAS No. 142, “Goodwill and Other Intangible Assets.” Our evaluation of goodwill historically included the three reporting units with goodwill: Plastic Colors and Compounds, Polymer Coating Systems and PolyOne Distribution. As a result of the change in our segments, we had six reporting units that had a goodwill balance at December 31, 2003. These six reporting units, each of which was an operating segment, were Vinyl Compounds, North American Color and Additives, North American Engineered Materials, International Color and Engineered Materials, Polymer Coating Systems and PolyOne Distribution. At December 31, 2003, this testing resulted in the full impairment of the goodwill associated with two reporting units: North American Color and Additives and North American Engineered Materials. The pre-tax and after-tax amount of this impairment was $28.3 million.
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
See Notes B, E and O to the Consolidated Financial Statements for a summary of the change in our reportable and operating segments, the effect of the restatement on our financial statements and further discussion of the goodwill impairment evaluations and the resulting charges.
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
Discontinued Operations – On February 15, 2006, we sold 82% of our Engineered Films business, retaining an 18% ownership interest. The retained minority interest investment will be reported on the cost method of accounting. All historical financial information for the Engineered Films business, for periods prior to the sale, has been accounted for as a discontinued operation.
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
Outlook – We anticipate that overall positive business conditions for products within the Vinyl Compounds, International Color and Engineered Materials, North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems segments should result in sales and shipments for the second quarter of 2006 to be at or near first quarter 2006 levels. Underlying demand appears resilient, even though early second-quarter seasonal demand strengthening is being overshadowed by processor inventory corrections in anticipation of lower product pricing. Raw material costs should remain flat compared with the end of the first quarter, although the recent upturn in energy costs could change this projection entering the third quarter. We anticipate that, given the above factors, aggregate earnings for the segments described above for the second quarter of 2006 should show marginal improvement, both sequentially and compared with the second quarter of 2005.
We project that PolyOne Distribution segment sales and shipment levels for the second quarter of 2006 should approach first quarter 2006 levels and improve compared with the second quarter of 2005, when business conditions deteriorated throughout the quarter. Operating income should improve over the second quarter 2005 level, but may not match the record first-quarter 2006 performance.
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
Results of Operations
Summary of Consolidated Results:
First quarter 2006 income from continuing operations improved by $23.9 million, or $0.26 per diluted share, from the first quarter of 2005. Sales increased by 10% from the comparable period last year from higher selling prices required to offset escalating raw material and energy costs. Overall sales volume was flat with last year. Higher volume from International Color and Engineered Materials, North American

Color and Additives, and PolyOne Distribution was offset by lower volume from Specialty Resins and Polymer Coating Systems. Our customers’ end-market demand was mixed. Stronger domestic demand for construction and packaging applications was offset by weaker demand for domestic automotive and flooring applications. International shipment volume, however, increased due to stronger demand and increased market penetration in Asia that was supported by our new manufacturing facility in China. Improved earnings were primarily the result of margin expansion in the second half of last year as we increased selling prices in a high raw material and energy cost escalation environment, combined with strong earnings from our equity affiliate and minority interest investments.

	Three Months Ended
	March 31,
	2006	2005
(In millions)	(restated)	(restated)
Sales:
Vinyl Compounds	$212.2	$185.8
Specialty Resins	35.6	39.2
International Color and Engineered Materials	128.4	123.8
PolyOne Distribution	194.0	167.5
All Other	149.5	139.9
Intersegment eliminations	(45.1)	(44.4)

Total sales	$674.6	$611.8

Net income (loss):
Vinyl Compounds	$17.0	$8.7
Specialty Resins	3.1	6.0
International Color and Engineered Materials	6.2	5.0
PolyOne Distribution	6.2	5.4
Resin and Intermediates	36.2	22.9
All Other	(0.1)	—
Corporate and eliminations	(0.7)	(3.3)

Operating income	67.9	44.7
Interest expense, net	(16.1)	(16.3)
Other expense, net	(1.2)	(0.8)

Income before income taxes and discontinued operations	50.6	27.6
Income tax expense	(1.7)	(2.6)

Income from continuing operations	48.9	25.0
Loss from discontinued operations, net of taxes	(2.1)	(11.6)

Net income	$46.8	$13.4

Period to period changes in sales and operating income are discussed in the “Business Segment Information” section that follows. Segments are also discussed in Note O to the Condensed Consolidated Financial Statements.
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
Segment Information (restated):
First Quarter 2006 Compared with First Quarter 2005:

	Three Months Ended March 31,
(In millions)	2006	2005	Change	% Change

Sales:
Vinyl Compounds	$212.2	$185.8	$26.4	14%
Specialty Resins	35.6	39.2	(3.6)	(9)%
International Color and Engineered Materials	128.4	123.8	4.6	4%
PolyOne Distribution	194.0	167.5	26.5	16%
All Other	149.5	139.9	9.6	7%
Intersegment eliminations	(45.1)	(44.4)	(0.7)	—

Total sales	$674.6	$611.8	$62.8	10%

Operating income (loss):
Vinyl Compounds	$17.0	$8.7	$8.3	95%
Specialty Resins	3.1	6.0	(2.9)	(48)%
International Color and Engineered Materials	6.2	5.0	1.2	24%
PolyOne Distribution	6.2	5.4	0.8	15%
Resin and Intermediates	36.2	22.9	13.3	58%
All Other	(0.1)	—	(0.1)	0%
Corporate and eliminations	(0.7)	(3.3)	2.6	—

Operating income	$67.9	$44.7	$23.2	52%

Effective with the first quarter of 2006, we changed our operating and reportable segments. The Producer Services operating segment was formed at the start of 2006 from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, North American Color and Additives no longer meets, nor is expected to meet in 2006, any of the quantitative thresholds that would require separate disclosure as a reportable segment, and, accordingly, North American Color and Additives is included in the All Other segment. The new Producer Services operating segment also does not meet, nor is expected to meet in 2006, any of these quantitative thresholds and, as a result, is also included in the All Other segment. Segment information for prior periods has been reclassified to conform to the 2006 segment presentation.
Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in “Corporate and eliminations.”
Vinyl Compounds’ volume was flat with last year. Sales were up 14% from last year due to higher selling prices that were required to recover increases in raw material, distribution and energy costs. Operating income was up $8.3 million, or 95%, from last year. The main drivers were selling price increases in the fourth quarter of 2005 and lower raw material costs in 2006.
Specialty Resins’ volume was down 18% from last year due primarily to weak demand for automotive and flooring applications, increased competition from imported resin and a temporary increase in demand for our products in 2005 that resulted from a competitor’s decision to exit a portion of its business. Sales declined 9% from last year as a result of the volume decline, partially offset by selling price increases that helped to offset higher energy-related operating costs and vinyl chloride monomer raw material costs. Operating income decreased $2.9 million, or 48%, from last year from the volume decline combined with higher operating and raw material costs.
International Color and Engineered Materials’ volume was up 10% from last year. In Europe, we realized the benefits from regaining market share lost in 2004 and 2005 and from general economic improvement in key economies. In Asia, volume growth reflects new application developments and further penetration into key markets, supported by our new manufacturing facility in south China. Sales were up 4% from last year. The positive impact of higher volume on sales was partially offset by lower average exchange rates. Lower average exchange rates in the first quarter of 2006 negatively impacted sales by $9.9 million, or 8% of sales, compared to the first quarter of 2005. Operating income was up $1.2 million, or 24%, from last year due primarily to higher volume. Differences in average exchange rates negatively impacted first quarter 2006 operating income by $0.5 million as compared to 2005.
PolyOne Distribution’s first quarter 2006 volume was up 6% from last year due to higher demand in most customer end-markets combined with gains in market share. The sales increase of 16% was driven by higher volume combined with selling price increases that were passed through from our supplier base. Operating income improved by $0.8 million, or 15%, as a result of higher volume.
Resin & Intermediates’ operating income was up $13.3 million from last year. OxyVinyls’ equity earnings were up $9.5 million from last year, primarily the result of higher industry average PVC resin and vinyl chloride monomer price spreads over raw material costs and improved chlor-alkali profitability. SunBelt’s equity earnings were up $3.5 million from last year due to higher combined selling prices for chlorine and caustic soda that were driven by strong demand.
The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. Volume was down 1% from last year while sales were up by 7%.
North American Color and Additives’ volume was up 9% from last year due to increased demand for profile extrusion products for the construction market and general purpose products for the packaging market. Sales were up 6% from last year. The impact of higher volume was partially offset by a shift in product mix toward lower-priced commodity products.
North American Engineered Materials’ volume was flat with last year. Sales were up 15% from a shift in sales mix toward higher-value specialized applications.

Producer Services’ volume was down 2% from last year due to slightly softer customer demand. Sales improved by 10% from a shift in sales mix toward higher-priced products.
Polymer Coating Systems’ volume was down 6% from last year due to a decline in demand for automotive powders caused by reduced production schedules and platform build-outs, and to a few customers that brought a portion of their requirements in-house to more fully utilize their internal capacity. Sales were up 2% from last year due higher selling prices that helped to recover higher raw material costs.
Operating income was consistent from last year within our North American Color and Additives segment.
Corporate and eliminations expense in 2006 was $2.6 million lower than last year. Significant benefits (expenses) that are included in Corporate and eliminations are as follows:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Employee separation and plant phaseout	$0.1	$(0.2)
Environmental remediation at inactive sites	1.8	—
Settlement of legal issues and related reserves	8.8	3.7
Unallocated corporate general and administrative costs	(9.3)	(3.7)
Intersegment profit eliminations	0.1	(2.4)
All other	(2.2)	(0.7)

Total Corporate and eliminations	$(0.7)	$(3.3)

Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2005. For additional information regarding our accounting policies, see Note D to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
For more information on the adoption and impact of SFAS No. 123(R), see Note D and Note I to the Condensed Consolidated Financial Statements.
Goodwill – As of March 31, 2006, we had $287.0 million of goodwill that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to: future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;
•	changes in U.S., regional or world polymer consumption growth rates affecting PolyOne’s markets;
•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;
•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;
•	production outages or material costs associated with scheduled or unscheduled maintenance programs;
•	costs or difficulties and delays related to the operation of joint venture entities;
•	lack of day-to-day operating control, including procurement of raw materials, of equity or joint venture affiliates;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;
•	an inability to launch new products and/or services within PolyOne’s various businesses;
•	the possibility of further goodwill impairment;
•	an inability to maintain any required licenses or permits;
•	an inability to comply with any environmental laws and regulations;
•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;
•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;
•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;
•	a delay or inability to achieve targeted debt level reductions;
•	an inability to access the revolving credit facility and/or the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;
•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;
•	any delay and/or inability to bring the North American Color and Additives and the North American Engineered Materials operating segments to profitability;
•	an inability to raise prices or sustain price increases for products;
•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid disruptions of business; and
•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at January 1, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2006, the six agreements had a net fair value obligation of a negative $6.8 million. The weighted-average interest rate for these six agreements was 8.6%. There have been no material changes in the market risk faced by the

Company from December 31, 2005 to March 31, 2006. We have updated the disclosure concerning our financing arrangements, which is included in Note M to the Condensed Consolidated Financial Statements included in this quarterly report.
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
Disclosure controls and procedures
In connection with the restatement, PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 and, based on this evaluation, has identified the following material weakness in internal control over financial reporting:
•	A failure to ensure the proper application of SFAS No. 131, “Disclosures about Segment of an Enterprise and Related Information,” to determine operating and reportable segments and, as a result, the determination of reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets,” that resulted in a restatement of the Company’s previously issued consolidated financial statements.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of the material weakness in internal control over financial reporting described above, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of March 31, 2006.
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
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures as currently in effect, including the remedial actions regarding the deficiency in internal control over financial reporting described above. Based on this evaluation, PolyOne’ Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of this Amendment, the Company’s disclosure controls and procedures are effective.
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. In the fourth quarter of 2006, however, the Company took the remedial actions described above.

Part II – Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.
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

November 30, 2006	POLYONE CORPORATION
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