Form 10-Q/A
period 2006-06-30
POLYONE CORP
filed 2006-11-30
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
We are filing this Form 10-Q/A Amendment No. 1 (this Amendment) to amend and restate certain segment reporting and disclosure items and the financial statements that were included in our original Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2006.
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
As a result of this charge in 2003, we had goodwill of $287.0 million and total shareholders’ equity of $487.0 million at June 30, 2006, compared to goodwill of $315.3 million and total shareholders’ equity of $515.3 million as originally reported. As of December 31, 2005, we had goodwill of $287.0 million and total shareholders’ equity of $387.4 million, compared to goodwill of $315.3 million and total shareholders’ equity of $415.7 million as originally reported.
We also determined that a control deficiency regarding how we determined our operating and reportable segments under SFAS No. 131 and, as a result, our reporting units under SFAS No. 142, gave rise to these restatements, and that this constituted a material weakness in our internal control over financial reporting. Accordingly, we have re-evaluated our disclosure controls and procedures as of June 30, 2006 in light of this material weakness in our internal control over financial reporting. We have fully remediated this weakness as of the date of this Amendment. See Item 4 — Controls and Procedures in Part I of this Amendment for additional information.
For the convenience of the reader, this Amendment sets forth the entire Form 10-Q for the three months and six months ended June 30, 2006. However, this Amendment amends and restates only Items 1, 2 and 4 of Part I of the Form 10-Q. The other Items are not being amended. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our 2006 Form 10-Q for the three months and six months ended

June 30, 2006. Therefore, this Amendment does not reflect any other events that occurred after the original August 2, 2006 filing date of the Form 10-Q.
Forward-looking statements in this Amendment have also not been updated from our original Form 10-Q that we filed on August 2, 2006. For updated information, please see the reports that we have filed for subsequent periods.

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
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30,	December 31,
	2006	2005
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$75.0	$32.8
Accounts receivable, net	379.9	320.5
Inventories	228.2	191.8
Deferred income tax assets	19.6	20.1
Other current assets	18.2	27.4
Discontinued operations	—	20.9

Total current assets	720.9	613.5
Property, net	423.0	436.0
Investment in equity affiliates	302.7	273.9
Goodwill	287.0	287.0
Other intangible assets, net	9.6	10.6
Other non-current assets	64.4	60.0
Discontinued operations	—	6.7

Total assets	$1,807.6	$1,687.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$4.6	$7.1
Accounts payable	277.3	232.6
Accrued expenses	84.9	82.4
Current portion of long-term debt	19.3	0.7
Discontinued operations	—	11.2

Total current liabilities	386.1	334.0
Long-term debt	603.7	638.7
Post-retirement benefits other than pensions	103.5	107.9
Other non-current liabilities, including pensions	221.4	214.3
Minority interest in consolidated subsidiaries	5.9	5.4

Total liabilities	1,320.6	1,300.3

Shareholders’ equity	487.0	387.4

Total liabilities and shareholders’ equity	$1,807.6	$1,687.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2006	2005
		(revised -
		see note C)
Operating Activities
Net income	$89.2	$44.7
Adjustments to reconcile net income to net cash provided by operating activities:
Employee separation and plant phaseout charge (benefit)	(0.3)	0.6
Cash payments for employee separation and plant phaseout	(1.2)	(1.9)
Environmental remediation insurance benefit, net of charges at inactive sites	(4.1)	—
Environmental remediation insurance receipts, net of (spending) at inactive sites	4.9	(9.9)
Depreciation and amortization	28.6	24.9
Premium on early extinguishment of long term debt	1.2	—
Loss on disposition of discontinued businesses and related plant phaseout charge	2.3	11.6
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(70.1)	(58.1)
Dividends and distributions received	42.2	19.2
Provision for deferred income taxes	0.5	0.9
Change in assets and liabilities:
Accounts receivable	(43.4)	(53.2)
Inventories	(16.4)	(9.4)
Accounts payable	31.7	16.3
Increase (decrease) in sale of accounts receivable	(7.9)	38.6
Accrued expenses and other	(10.9)	(17.9)
Net cash (used) provided by discontinued operations	2.9	4.7

Net cash provided by operating activities	49.2	11.1

Investing Activities
Capital expenditures	(15.5)	(18.0)
Business acquisitions, net of cash received	—	(2.7)
Proceeds from sale of assets	7.2	8.4
Proceeds from sale of discontinued business, net	17.3	—
Net cash used by discontinued operations	(0.2)	(0.7)

Net cash provided (used) by investing activities	8.8	(13.0)

Financing Activities
Change in short-term debt	(2.4)	1.0
Repayment of long-term debt	(17.0)	(1.5)
Proceeds from exercise of stock options	2.8	0.3

Net cash used by financing activities	(16.6)	(0.2)

Effect of exchange rate changes on cash	0.8	(1.8)

Increase (decrease) in cash and cash equivalents	42.2	(3.9)
Cash and cash equivalents at beginning of period	32.8	38.6

Cash and cash equivalents at end of period	$75.0	$34.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

		Common					Common	Accumulated
		Shares			Additional	Retained	Stock Held	Other
	Common	Held in		Common	Paid-In	Earnings	in	Comprehensive
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income
			(restated)			(restated)
Balance January 1, 2005	122,192	30,480	$352.1	$1.2	$1,067.2	$(237.2)	$(339.0)	$(140.1)
Comprehensive income:
Net income			13.4			13.4
Translation adjustment			(5.3)					(5.3)

Total comprehensive income			8.1
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9	0.3

Balance March 31, 2005	122,192	30,382	$361.2	$1.2	$1,067.0	$(223.8)	$(338.1)	$(145.1)

Comprehensive income:
Net income			31.3			31.3
Translation adjustment			(6.0)					(6.0)

Total comprehensive income			25.3
Stock-based compensation and benefits		(36)	(0.9)		(0.2)		0.2	(0.9)

Balance June 30, 2005	122,192	30,346	$385.6	$1.2	$1,066.8	$(192.5)	$(337.9)	$(152.0)

Balance January 1, 2006	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$(152.8)
Comprehensive income:
Net income			46.8			46.8
Translation adjustment			0.9					0.9

Total comprehensive Income			47.7
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$438.2	$1.2	$1,066.2	$(143.5)	$(333.1)	$(152.6)

Comprehensive income:
Net income			42.4			42.4
Translation adjustment			5.2					5.2

Total comprehensive Income			47.6
Stock-based compensation and benefits		(163)	1.2		(0.3)		1.5

Balance June 30, 2006	122,192	29,542	$487.0	$1.2	$1,065.9	$(101.1)	$(331.6)	$(147.4)

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
PolyOne sold 82% of its Engineered Films business in February 2006. Since the fourth quarter of 2003, it has been treated as a discontinued operation. As a result, all historical information included in this quarterly report for this business is presented as a discontinued operation. Unless otherwise noted, the disclosures in these financial statements pertain to PolyOne’s continuing operations.
In December 2005, PolyOne announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations for all historic periods presented.
Note B — Restatement
The Company has revised the number of its operating and reportable segments as determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in response to comments from the Staff of the Securities and Exchange Commission in the course of its review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The Company’s historical presentation of segment information that was included in the Company’s Form 10-Q for the three and six month periods ended June 30, 2006, as originally filed, consisted of three operating and reportable segments: Performance Plastics, PolyOne Distribution, and Resin and Intermediates. The Company’s restated presentation in 2006 consists of nine operating and five reportable segments. The reportable segments are Vinyl Compounds, Specialty Resins, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments, each of which does not meet, nor is expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment. The amounts in Note O — Segment Information reflect this restatement. Effective with the first quarter of 2006, Producer Services, a new operating segment, was formed from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, North American Color and Additives, which was reflected as a reportable segment in 2005, no longer meets, nor is expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment and is now included in the All Other segment. The 2005 historical information has been revised to provide a comparable basis to the 2006 segment presentation.

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
As a result of this charge, the Consolidated Balance Sheets at June 30, 2006 reflect goodwill of $287.0 million, total shareholders’ equity of $487.0 million and total assets of $1,807.6 million compared to goodwill of $315.3 million, total shareholders’ equity of $515.3 million and total assets of $1,835.9 million as originally reported. As of December 31, 2005, goodwill was $287.0 million, total shareholders’ equity was $387.4 million and total assets were $1,687.7 million compared to goodwill of $315.3 million, total shareholders’ equity of $415.7 million and total assets of $1,716.0 million as originally reported.
The Consolidated Statements of Shareholders’ Equity at June 30, 2006 reflect a retained deficit and total equity of $101.1 million and $487.0 million, respectively, compared to $72.8 million and $515.3 million, respectively, as originally reported. At January 1, 2006, the retained deficit and total equity are $190.3 million and $387.4 million, respectively, compared to $162.0 million and $415.7 million, respectively, as originally reported. At June 30, 2005, the retained deficit and total equity are $192.5 million and $385.6 million, respectively, compared to $164.2 million and $413.9 million, respectively, as originally reported. At March 31, 2005, the retained deficit and total equity are $223.8 million and $361.2 million, respectively, compared to $195.5 million and $389.5 million, respectively, as originally reported. At January 1, 2005, the retained deficit and total equity are $237.2 million and $352.1 million, respectively, compared to $208.9 million and $380.4 million, respectively, as originally reported.
For more information regarding goodwill, see Note E.
Note C — Discontinued Operations
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

Note D — Accounting Policies
Share-Based Compensation — As of June 30, 2006, PolyOne has one active share-based employee compensation plan, which is described more fully in Note I to the Condensed Consolidated Financial Statements. Prior to January 1, 2006, PolyOne accounted for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an option holder must pay to acquire the common stock. Compensation cost for stock appreciation rights (SARs) was recognized upon vesting as the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeded the SARs specified value.
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
Consolidated Statements of Cash Flows — For the six months ended June 30, 2005, PolyOne has separately disclosed the operating, investing and financing portions of the cash flows that were attributable to its discontinued operations to conform with the presentation shown for the six months ended June 30, 2006 and with the presentation in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005. In periods prior to December 31, 2005, cash flows that were attributable to discontinued operations were reported on a combined basis on one separate line item.
Note E — Goodwill and Intangible Assets (restated)
During the six months ended June 30, 2006, there were no acquisitions, disposals or impairment of PolyOne’s goodwill. Goodwill as of June 30, 2006 and December 31, 2005, by operating segment, was as follows:

	June 30,	December 31,
(In millions)	2006	2005
Vinyl Compounds	$152.3	$152.3
International Color and Engineered Materials	72.0	72.0
Polymer Coating Systems	61.1	61.1
PolyOne Distribution	1.6	1.6

Total	$287.0	$287.0

Information regarding PolyOne’s other intangible assets follows:

	As of June 30, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.9)	$—	$2.7
Sales contract	9.6	(8.7)	—	0.9
Patents, technology and other	7.3	(2.4)	1.1	6.0

Total	$25.5	$(17.0)	$1.1	$9.6

	As of December 31, 2005
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.6)	$—	$3.0
Sales contract	9.6	(8.4)	—	1.2
Patents, technology and other	7.3	(2.0)	1.1	6.4

Total	$25.5	$(16.0)	$1.1	$10.6

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
Note F — Inventories
Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2006	2005
Finished products and in-process inventories	$172.7	$155.0
Raw materials and supplies	96.3	86.8

	269.0	241.8
LIFO reserve	(40.8)	(50.0)

Total	$228.2	$191.8

Note G — Income Taxes
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
Note H — Investment in Equity Affiliates
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
Note I — Share-Based Compensation
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

2006
Expected volatility	44.00%
Expected dividends	—
Expected term (in years)	3.7 - 4.3
Risk-free rate	4.26% - 4.57%
Value of SAR options granted	$2.63 - $3.82
In January 2005, the Compensation and Governance Committee authorized the issuance of 474,300 SARs. The fair value of the SARs was $4.18 per share and was calculated using the Black-Scholes-Merton valuation method. The SARs will be issued in shares of PolyOne common stock and vest in one-

third increments when PolyOne’s common stock price increases by 10%, 20% and 30% above the $8.94 per share base price. The SARs have a seven-year exercise period that expires on January 4, 2012.
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

Note J — Earnings Per Share Computation

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
Note K — Employee Separation and Plant Phaseout
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
During the six months ended June 30, 2006, PolyOne recognized a net benefit of $0.8 million, which was comprised of a gain on sale of its Burlington vinyl compound plant of $2.7 million, impairment charges of $2.2 million to write down to net realizable value two plants held for sale, and a net benefit of $0.3 million on the sale of its Yerrington engineered films facility and its Somerset color and additives facility.
The net benefit for the three months and six months ended June 30, 2006 of $0.2 million and $0.3 million, respectively, is included as a separate line item “Employee separation and plant phaseout” in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2006.

The following table summarizes the movement of the reserves associated with each of these initiatives from December 31, 2005 to June 30, 2006:

(In millions, except employee numbers)	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
Closure and exit of Manchester, England Color Additives facility	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	22	$—	$—	$—	$—
Continuing operations charge	2	0.5	—	—	0.5
Utilized	(24)	(0.5)	—	—	(0.5)

Balance at June 30, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
Executive severance	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	—	$2.5	$—	$—	$2.5
Utilized	—	(0.7)	—	—	(0.7)

Balance at June 30, 2006	—	$1.8	$—	$—	$1.8

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
Sale of previously closed facilities	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	—	$—	$—	$—	$—
Continuing operations (benefit)	—	—	—	(0.8)	(0.8)
Utilized	—	—	—	0.8	0.8

Balance at June 30, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
Total	Employees	Costs	Closure	Downs	Total

Balance at December 31, 2005	22	$2.5	$—	$—	$2.5
Continuing operations charge (benefit)	2	0.5	—	(0.8)	(0.3)
Utilized	(24)	(1.2)	—	0.8	(0.4)

Balance at June 30, 2006	—	$1.8	$—	$—	$1.8

Note L — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$0.4	$0.2	$0.7	$0.4
Interest cost	7.4	7.1	14.9	14.2
Expected return on plan assets	(7.5)	(7.8)	(15.1)	(15.5)
Amortization of unrecognized losses, transition obligation and prior service cost	3.6	3.4	7.3	6.8

	$3.9	$2.9	$7.8	$5.9

No minimum pension funding payment is expected to be required in 2006.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	1.4	1.5	2.8	3.1
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(0.9)	(0.7)	(1.8)	(1.3)

	$0.6	$1.0	$1.2	$2.1

Note M — Financing Arrangements
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
Note N — Sale of Accounts Receivable
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
Note O — Segment Information (restated)
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

	Sales to				Depreciation
Six months ended	External	Intersegment		Operating	and	Capital	Total
June 30, 2006 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$363.2	$62.2	$425.4	$34.0	$6.5	$1.4	$383.1
Specialty Resins	61.2	10.3	71.5	8.1	2.6	0.5	69.5
International Color and Engineered Materials	265.3	—	265.3	13.0	6.9	5.2	364.9
PolyOne Distribution	379.0	4.8	383.8	11.3	0.7	0.1	189.1
Resin & Intermediates	—	—	—	65.1	0.1	—	286.5
All Other	292.3	15.0	307.3	3.4	9.1	6.1	372.8
Corporate and eliminations	—	(92.3)	(92.3)	(3.5)	2.7	2.2	141.7

Total	$1,361.0	$—	$1,361.0	$131.4	$28.6	$15.5	$1,807.6

	Sales to				Depreciation
Six months ended	External	Intersegment		Operating	and	Capital	Total
June 30, 2005 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$314.1	$57.0	$371.1	$19.4	$6.8	$2.4	$398.3
Specialty Resins	72.2	9.1	81.3	16.7	—	0.5	60.9
International Color and Engineered Materials	247.0	—	247.0	11.9	6.7	6.9	357.9
PolyOne Distribution	333.7	4.0	337.7	9.4	0.7	0.2	166.6
Resin & Intermediates	—	—	—	51.4	0.1	—	293.4
All Other	265.2	14.9	280.1	1.0	9.3	3.9	376.6
Corporate and eliminations	—	(85.0)	(85.0)	(11.9)	1.3	4.1	96.1

Total	$1,232.2	$—	$1,232.2	$97.9	$24.9	$18.0	$1,749.8

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital
June 30, 2006 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures

Vinyl Compounds	$180.9	$32.3	$213.2	$17.0	$3.3	$0.8
Specialty Resins	31.0	4.9	35.9	5.0	1.3	0.4
International Color and Engineered Materials	136.9	—	136.9	6.8	3.5	3.0
PolyOne Distribution	187.7	2.1	189.8	5.1	0.3	0.1
Resin & Intermediates	—	—	—	28.9	—	—
All Other	149.9	7.9	157.8	3.5	4.6	4.8
Corporate and eliminations	—	(47.2)	(47.2)	(2.8)	1.3	1.5

Total	$686.4	$—	$686.4	$63.5	$14.3	$10.6

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital
June 30, 2005 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures

Vinyl Compounds	$158.4	$26.9	$185.3	$10.7	$3.6	$1.4
Specialty Resins	37.2	4.9	42.1	10.7	—	0.5
International Color and Engineered Materials	123.2	—	123.2	6.9	3.3	2.5
PolyOne Distribution	168.3	1.9	170.2	4.0	0.4	—
Resin & Intermediates	—	—	—	28.5	—	—
All Other	133.3	6.9	140.2	1.0	4.6	2.3
Corporate and eliminations	—	(40.6)	(40.6)	(8.6)	0.5	2.4

Total	$620.4	$—	$620.4	$53.2	$12.4	$9.1

Note P — Commitments and Contingencies
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
We re-evaluated our application of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and revised our operating and reportable segments for 2005 and 2006 in response to a comment received from the Staff of the SEC. Our historical presentation of segment information that was included in our Form 10-Q for the three months and six months ended June 30, 2006 as originally filed consisted of three operating and reportable segments: Performance Plastics, PolyOne Distribution, and Resins and Intermediates. Our restated presentation in 2006 reflects nine operating and five reportable segments. The reportable segments are Vinyl Compounds, Specialty Resins, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates, as well as an All Other segment. The All Other segment includes our North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments, none of which meets, nor is expected to meet in 2006, the quantitative thresholds that would require separate disclosure as a reportable segment.
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

Outlook — We are cautious about third-quarter demand within the Vinyl Compounds, North American Color and Additives, and North American Engineered Materials segments due to a forecasted slowing in the North American automotive and building products markets. However, our view is that sales and shipments should approximate second quarter 2006 levels. Operating income is projected to improve compared with the 2005 third-quarter but is likely to decline compared to 2006 second-quarter performance as operating margins are anticipated to come under pressure due to energy derived raw material increases.
The PolyOne Distribution segment sales and shipment levels are projected to be slightly lower than second-quarter 2006 levels but improve compared with the third quarter of 2005. Third quarter 2006 operating income is projected to decline sequentially but approximate third quarter 2005 performance.
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
Results of Operations
Summary of Consolidated Results:
Income from continuing operations for the second quarter of 2006 improved by $9.4 million, or $0.10 per diluted share, from the second quarter of 2005, and for the first six months of 2006 by $33.3 million, or $0.36 per diluted share, from the first six months of 2005. Sales increased by 11% in the second quarter and by 10% for the first six months of 2006 from the same periods last year due to volume improvements in each operating segment except Specialty Resins and Polymer Coating Systems. The volume and sales growth was driven by stronger demand in most customer end markets, increased market penetration in Asia that was supported by our new manufacturing facility in south China, and new business. The sales increase was also the result of higher selling prices that were required to offset escalating raw material and energy costs. Improved earnings were primarily the result of improved volume, margin expansion that began in the second half of last year as we increased selling prices in a high raw material and energy cost escalation environment, and strong earnings from our equity affiliates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)	(restated)	(restated)	(restated)	(restated)
Sales:
Vinyl Compounds	$213.2	$185.3	$425.4	$371.1
Specialty Resins	35.9	42.1	71.5	81.3
International Color and Engineered Materials	136.9	123.2	265.3	247.0
PolyOne Distribution	189.8	170.2	383.8	337.7
All Other	157.8	140.2	307.3	280.1
Intersegment eliminations	(47.2)	(40.6)	(92.3)	(85.0)

Total sales	$686.4	$620.4	$1,361.0	$1,232.2

Net income (loss):
Vinyl Compounds	$17.0	$10.7	$34.0	$19.4
Specialty Resins	5.0	10.7	8.1	16.7
International Color and Engineered Materials	6.8	6.9	13.0	11.9
PolyOne Distribution	5.1	4.0	11.3	9.4
Resin and Intermediates	28.9	28.5	65.1	51.4
All Other	3.5	1.0	3.4	1.0
Corporate and eliminations	(2.8)	(8.6)	(3.5)	(11.9)

Operating income	63.5	53.2	131.4	97.9
Interest expense, net	(17.2)	(17.0)	(33.3)	(33.3)
Other expense, net	(1.5)	(0.8)	(2.7)	(1.6)

Income before income taxes and discontinued operations	44.8	35.4	95.4	63.0
Income tax expense	(2.4)	(2.4)	(4.1)	(5.0)

Income from continuing operations	42.4	33.0	91.3	58.0
Loss from discontinued operations, net of taxes	—	(1.7)	(2.1)	(13.3)

Net income	$42.4	$31.3	$89.2	$44.7

Period to period changes in sales and operating income are discussed in the following “Business Segment Information” section. We also discuss the results of our segments in Note O to the Condensed Consolidated Financial Statements.
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

Segment Information (restated)

	Three Months Ended June 30,				Six Months Ended June 30,
				%				%
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change

Sales:
Vinyl Compounds	$213.2	$185.3	$27.9	15%	$425.4	$371.1	$54.3	15%
Specialty Resins	35.9	42.1	(6.2)	(15)%	71.5	81.3	(9.8)	(12)%
International Color and Engineered Materials	136.9	123.2	13.7	11%	265.3	247.0	18.3	7%
PolyOne Distribution	189.8	170.2	19.6	12%	383.8	337.7	46.1	14%
All Other	157.8	140.2	17.6	12%	307.3	280.1	27.2	10%
Intersegment eliminations	(47.2)	(40.6)	(6.6)	—	(92.3)	(85.0)	(7.3)	—

Total sales	$686.4	$620.4	$66.0	11%	$1,361.0	$1,232.2	$128.8	10%

Operating income (loss):
Vinyl Compounds	$17.0	$10.7	$6.3	59%	$34.0	$19.4	$14.6	75%
Specialty Resins	5.0	10.7	(5.7)	(53)%	8.1	16.7	(8.6)	(51)%
International Color and Engineered Materials	6.8	6.9	(0.1)	(1)%	13.0	11.9	1.1	9%
PolyOne Distribution	5.1	4.0	1.1	28%	11.3	9.4	1.9	20%
Resin and Intermediates	28.9	28.5	0.4	1%	65.1	51.4	13.7	27%
All Other	3.5	1.0	2.5	250%	3.4	1.0	2.4	240%
Corporate and eliminations	(2.8)	(8.6)	5.8	—	(3.5)	(11.9)	8.4	—

Operating income	$63.5	$53.2	$10.3	19%	$131.4	$97.9	$33.5	34%

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
Vinyl Compounds’ volume was up 3% for the year to date and 6% for the quarter from the comparable periods last year due to new business closes and a particularly strong pipe & fittings market. Sales were up 15% for the year to date and for the quarter compared with the comparable periods in 2005 due to higher volume, combined with higher selling prices to recover increases in raw material, distribution and energy costs. Operating income was up $14.6 million, or 75%, for the year to date and $6.3 million, or

59%, for the quarter. The main drivers were higher volume combined with price increases in the fourth quarter of 2005 and declining raw material costs in the first half of 2006.
Specialty Resins’ volume was down 17% for the year to date and 16% for the quarter from the comparable periods last year due to weak demand for automotive and flooring applications, increased competition from imported resin and a temporary increase in demand for our products in 2005 that resulted from a competitor’s decision to exit a portion of its business. Sales declined 12% for the year to date and 15% for the quarter from the comparable periods in 2005 as a result of the volume decline. Operating income decreased $8.6 million, or 51%, for the year to date and $5.7 million, or 53%, for the quarter from the volume decline combined with higher energy-related operating costs and vinyl chloride monomer raw material costs in the 2006 periods.
International Color and Engineered Materials’ volume was up 12% for the year to date and 14% for the quarter from the comparable periods last year. In Europe, we realized the benefits from regaining market share lost in 2004 and 2005 and from general economic improvement in key economies. In Asia, volume growth reflects new application developments and further penetration into key markets, supported by our new manufacturing facility in south China. Sales were up 7% for the year to date and 11% for the quarter from the comparable periods in 2005 due primarily to higher volume. Lower average currency exchange rates in the first half of 2006 compared with the same period in the previous year, primarily during the first quarter, negatively impacted the year-over-year sales comparison by $9.5 million. Average exchange rates in the second quarter of 2006 were slightly higher than the second quarter of 2005, positively impacting the year-over-year sales comparison by $0.4 million. Operating income increased by $1.1 million, or 9%, for the year to date and declined by $0.1 million, or 1%, for the quarter. The favorable impact of improved volume was partially offset by higher raw material, maintenance and energy-related costs. Differences in average exchange rates negatively impacted operating income by $0.4 million for the first six months of 2006 and by $0.1 million for the second quarter of 2006 compared to the same periods in 2005.
PolyOne Distribution’s volume was up 6% for the year to date and for the quarter from the comparable periods last year. Demand through the first half of 2006 was stronger than 2005 due to higher demand in most customer end-markets combined with gains in market share. Sales were up 14% for the year to date and 12% for the quarter from the comparable periods in 2005, driven by higher volume combined with selling price increases that were passed through from our supplier base. Operating income was up by $1.9 million, or 20%, for the year to date and by $1.1 million, or 28%, for the quarter. The favorable impact of the volume increase was partially offset, however, by higher energy-related distribution costs.
Resin & Intermediates’ operating income was up $13.7 million for the year to date and $0.4 million for the quarter from the comparable periods last year. OxyVinyls’ equity earnings were up $6.1 million for the year to date, but declined in the second quarter by $3.4 million from the comparable period last year. OxyVinyls’ first half 2006 earnings improvement resulted from higher industry average PVC resin and vinyl chloride monomer price spreads over raw materials costs. OxyVinyls’ second quarter 2006 earnings were negatively impacted by lower volume, increases in conversion and energy costs, and a disruption to operations caused by power outages in April 2006. These factors in combination were, however, partially offset by a gain on the sale of idled assets that OxyVinyls sold in June 2006 SunBelt’s equity earnings were up $6.8 million for the year to date and $3.3 million for the quarter from the comparable periods last year due to higher combined selling prices for chlorine and caustic soda that were driven by strong demand.
The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. Volume was up 4% for the year to date and 9% for the quarter from the comparable periods last year. Sales were up 10% for the year to date and 12% for the quarter from the comparable periods last year.
North American Color and Additives’ volume was up 8% for the year to date and 6% for the quarter from the comparable periods last year, while sales were up 5% for the year to date and 4% for the quarter from the comparable periods last year. Higher volume resulted from stronger demand in packaging and profile extrusion market. The sales increase was consistent with the volume increase for both the year to date and the quarter.
North American Engineered Materials’ volume was up 10% for the year to date and 21% for the quarter from the comparable periods last year, while sales were up 24% for the year to date and 34% for the quarter from the comparable periods last year. Higher volume resulted primarily from growth in sales to the wire & cable markets. A shift in sales mix towards higher-value specialized applications, combined with higher volume, drove sales growth.
Producer Services’ volume was up 4% for the year to date and 11% for the quarter from the comparable periods last year, while sales increased by 18% for the year to date and 26% for the quarter from the comparable periods last year. Volume improvement was driven by strength in the oil and gas exploration, mining and housing markets. The increase in sales was from higher volume combined with a shift in sales mix towards higher-priced products.
Polymer Coating Systems’ volume was down 3% for the year to date and was flat for the quarter from the comparable periods last year. The year to date volume decline was partially due to a decline in demand for automotive powders caused by reduced production schedules and platform build-outs, and to a few customers that brought a portion of their requirements in-house to more fully utilize their internal capacity. Sales were up 3% for the year to date and 4% for the quarter from the comparable periods last year due higher selling prices that helped to recover higher raw material costs.
Operating income improved by $2.4 million for the year to date and by $2.5 million for the quarter from the comparable periods last year primarily from improved earnings at our North American Engineered Materials and North American Color and Additives units.
Corporate and eliminations expense in 2006 was $8.4 million lower for the year to date and $5.8 million lower for the quarter than the comparable periods last year. Significant benefits (expenses) that are included in Corporate and eliminations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Employee separation and plant phaseout	$0.2	$(0.4)	$0.3	$(0.6)
Environmental remediation at inactive sites	2.3	—	4.1	—
Settlement of legal issues and related reserves	6.1	1.3	14.8	5.0
Unallocated corporate general and administrative Costs	(9.9)	(4.0)	(19.2)	(7.7)
Intersegment profit eliminations	(2.0)	(2.6)	(1.9)	(5.0)
All other	0.5	(2.9)	(1.6)	(3.6)

Total Corporate and eliminations	$(2.8)	$(8.6)	$(3.5)	$(11.9)

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
Goodwill — As of June 30, 2006, we had $287.0 million of goodwill that resulted from the acquiring businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, or more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
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
Operating Activities — Our operations provided $49.2 million of cash in the first six months of 2006. Primary sources of cash were net income of $89.2 million, dividends and distributions received from equity affiliates of $42.2 million and a $31.7 million increase in accounts payable mainly due to higher purchasing levels in support of higher production levels at the end of the second quarter compared to the previous year end. Primary uses of cash were a $43.4 million increase in accounts receivable due to higher sales levels at the end of the second quarter compared to the previous year end that was partially offset by an improvement in average days outstanding, a $16.4 million increase in inventories due to higher production levels at the end of the second quarter compared to the previous year end that was partially offset by improved inventory turnover efficiency, and the repayment of $7.9 million of short-term borrowings under our receivables sale facility.
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

$(28.1)

Investing activities — Cash provided by investing activities in the first six months of 2006 was $8.8 million. Net proceeds of $17.3 million received from the sale of the Engineered Films business and $7.2 million from the sale of other assets was partially offset by $15.5 million of capital expenditures in support of our manufacturing operations. Capital spending was 45% of depreciation expense for the period.
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
Disclosure controls and procedures
In connection with the restatement, PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934) as of June 30, 2006 and, based on this evaluation, has identified the following material weakness in internal control over financial reporting:
•	A failure to ensure the proper application of SFAS No. 131, “Disclosures about Segment of an Enterprise and Related Information,” to determine operating and reportable segments and, as a result, the determination of reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets,” that resulted in a restatement of the Company’s previously issued consolidated financial statements.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of the material weakness in internal control over financial reporting described above, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of June 30, 2006.
Remediation of material weakness in internal controls
The Company’s management believes that the following corrective actions have remediated the identified deficiency in the Company’s internal control over financial reporting as of the date of this Amendment. The remedial actions taken by the Company are as follows:
•	Key personnel involved in the financial reporting process have enhanced the controls by which the SFAS 131 authoritative guidance is applied and monitored on a regular basis. These enhancements include a quarterly review of management structure and reports, quantitative thresholds and aggregation criteria.
•	The Company’s Disclosure Committee will review the criteria to determine appropriate segment reporting on a quarterly basis.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. In the fourth quarter of 2006, however, the Company took the remedial actions described above.

Part II — Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
PolyOne held its Annual Meeting of Stockholders on May 25, 2006. At the Annual Meeting, the following actions were taken:
a)	The nine nominees for director were elected by the following vote:

	Number of Shares	Number of Shares
	Voted For	Withheld
J. Douglas Campbell	86,932,214	1,050,788
Carol A. Cartwright	86,905,612	1,077,390
Gale Duff-Bloom	86,893,699	1,089,303
Wayne R. Embry	86,885,724	1,097,278
Richard H. Fearon	87,381,385	601,617
Robert A. Garda	87,358,290	624,712
Gordon D. Harnett	87,336,755	646,247
Stephen D. Newlin	86,989,977	993,025
Farah M. Walters	87,323,301	659,701
(b)	Ratification of the appointment of Ernst & Young LLP as PolyOne Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2006 received the following number of votes:

For	Against	Abstain	Broker Non-Votes
86,793,820	839,608	349,574	—
Item 6. Exhibits

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(10)	10.1	Guarantee and Agreement, dated as of June 6, 2006, between PolyOne, as guarantor, and the beneficiary banks party thereto, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

(10)	10.2	Second Amended and Restated Security Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(10)	10.3	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

(10)	10.4	Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and Citicorp USA, Inc., as bank agent, U.S. Bank Trust National Association, as collateral trustee, and PolyOne Funding Corporation, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

(10)+	10.5	Form of Director and Officer Indemnification Agreement, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

(10)+	10.6	Schedule of Directors and Executive Officers with Indemnification Agreements, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

(10)+	10.7	PolyOne Executive Severance Plan, effective May 25, 2006 *

(31)	31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)	31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)	32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement which one or more directors or executive officers of Registrant may be participants

*	Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 30, 2006	POLYONE CORPORATION

/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

/s/ Michael J. Meier
Michael J. Meier
Corporate Controller
(Authorized Officer and Principal Accounting Officer)

PolyOne Corporation
Index to Exhibits

Exhibit	Description

10.1	Guarantee and Agreement, dated as of June 6, 2006, between PolyOne, as guarantor, and the beneficiary banks party thereto, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.2	Second Amended and Restated Security Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.3	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.4	Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and Citicorp USA, Inc., as bank agent, U.S. Bank Trust National Association, as collateral trustee, and PolyOne Funding Corporation, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on June 8, 2006 (SEC file No. 1-16091)

10.5+	Form of Director and Officer Indemnification Agreement, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

10.6+	Schedule of Directors and Executive Officers with Indemnification Agreements, incorporated by reference to the corresponding exhibit filed with PolyOne’s Form 8-K on July 5, 2006 (SEC file No. 1-16091)

10.7+	PolyOne Executive Severance Plan, effective May 25, 2006, *

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement which one or more directors or executive officers of Registrant may be participants

*	Previously filed