Form 10-Q
period 2006-09-30
POLYONE CORP
filed 2006-11-30
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of November 28, 2006 was 92,753,528.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$666.2	$611.6	$2,027.2	$1,843.8
Operating costs and expenses:
Cost of sales	588.4	538.0	1,764.7	1,610.0
Selling and administrative	51.6	43.4	150.8	138.3
Depreciation and amortization	14.2	13.4	42.8	38.3
Employee separation and plant phaseout (benefit) charge	(0.3)	1.9	(0.6)	2.5
Environmental remediation at inactive sites, net	5.9	2.9	1.8	2.9
(Income) loss from equity affiliates and minority interest	(30.0)	7.6	(100.1)	(50.5)

Operating income	36.4	4.4	167.8	102.3
Interest expense	(16.2)	(17.0)	(49.6)	(51.2)
Interest income	1.1	0.5	2.4	1.4
Premium on early extinguishment of long-term debt	—	—	(1.2)	—
Other expense, net	(0.2)	(2.7)	(2.9)	(4.3)

Income (loss) before income taxes and discontinued operations	21.1	(14.8)	116.5	48.2
Income tax expense	(1.5)	(1.4)	(5.6)	(6.4)

Income (loss) before discontinued operations	19.6	(16.2)	110.9	41.8
Loss from discontinued operations, net of income taxes	—	(3.3)	(2.1)	(16.6)

Net income (loss)	$19.6	$(19.5)	$108.8	$25.2

Earnings (loss) per common share:
Basic earnings (loss):
Before discontinued operations	$0.21	$(0.18)	$1.20	$0.45
Discontinued operations	—	(0.03)	(0.02)	(0.18)

Basic earnings (loss) per share	$0.21	$(0.21)	$1.18	$0.27

Diluted earnings (loss):
Before discontinued operations	$0.21	$(0.18)	$1.19	$0.45
Discontinued operations	—	(0.03)	(0.02)	(0.18)

Diluted earnings (loss) per share	$0.21	$(0.21)	$1.17	$0.27

Weighted average shares used to compute earnings (loss) per share:
Basic	92.5	91.8	92.3	91.8
Diluted	93.0	91.8	92.7	92.1

Dividends paid per share of common stock	$—	$—	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$109.3	$32.8
Accounts receivable, net	368.0	320.5
Inventories	249.3	191.8
Deferred income tax assets	20.0	20.1
Other current assets	20.4	27.4
Discontinued operations	—	20.9

Total current assets	767.0	613.5
Property, net	424.1	436.0
Investment in equity affiliates	300.8	273.9
Goodwill	287.0	287.0
Other intangible assets, net	9.6	10.6
Other non-current assets	67.2	60.0
Discontinued operations	—	6.7

Total assets	$1,855.7	$1,687.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$4.2	$7.1
Accounts payable	277.4	232.6
Accrued expenses	105.9	82.4
Current portion of long-term debt	19.4	0.7
Discontinued operations	—	11.2

Total current liabilities	406.9	334.0
Long-term debt	605.6	638.7
Post-retirement benefits other than pensions	103.6	107.9
Other non-current liabilities, including pensions	220.4	214.3
Minority interest in consolidated subsidiaries	6.1	5.4

Total liabilities	1,342.6	1,300.3

Shareholders’ equity	513.1	387.4

Total liabilities and shareholders’ equity	$1,855.7	$1,687.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2006	2005
		(revised –
		see note C)
Operating Activities
Net income	$108.8	$25.2
Adjustments to reconcile net income to net cash provided by operating activities:
Employee separation and plant phaseout charge (benefit)	(0.6)	2.5
Cash payments for employee separation and plant phaseout	(1.5)	(2.3)
Environmental remediation charge at inactive sites, net of insurance	1.8	2.9
Environmental remediation insurance receipts, net of (spending) at inactive sites	2.7	(11.3)
Depreciation and amortization	42.8	38.3
Premium on early extinguishment of long term debt	1.2	—
Loss on disposition of discontinued businesses and related plant phaseout charge	2.3	15.5
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(100.1)	(50.5)
Dividends and distributions received	74.2	46.8
Provision for deferred income taxes	0.5	1.0
Change in assets and liabilities:
Accounts receivable	(28.7)	(54.7)
Inventories	(36.4)	(7.3)
Accounts payable	30.6	22.0
Increase (decrease) in sale of accounts receivable	(7.9)	20.1
Accrued expenses and other	5.4	(15.4)
Net cash (used) provided by discontinued operations	(0.1)	4.6

Net cash provided by operating activities	95.0	37.4

Investing Activities
Capital expenditures	(26.3)	(24.2)
Business acquisitions, net of cash received	—	(2.7)
Proceeds from sale of assets	7.2	15.4
Proceeds from sale of discontinued business, net	17.3	—
Net cash used by discontinued operations	(0.2)	(1.1)

Net cash used by investing activities	(2.0)	(12.6)

Financing Activities
Change in short-term debt	(3.0)	4.2
Repayment of long-term debt	(17.0)	(20.0)
Proceeds from exercise of stock options	2.8	0.4

Net cash used by financing activities	(17.2)	(15.4)

Effect of exchange rate changes on cash	0.7	(0.7)

Increase in cash and cash equivalents	76.5	8.7
Cash and cash equivalents at beginning of period	32.8	38.6

Cash and cash equivalents at end of period	$109.3	$47.3

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

		Common					Common	Accumulated
		Shares			Additional	Retained	Stock Held	Other
	Common	Held in		Common	Paid-In	Earnings	in	Comprehensive
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income (loss)

Balance January 1, 2005	122,192	30,480	$352.1	$1.2	$1,067.2	$(237.2)	$(339.0)	$(140.1)
Comprehensive income:
Net income			13.4			13.4
Translation adjustment			(5.3)					(5.3)

Total comprehensive income			8.1
Stock-based compensation and benefits		(98)	1.0		(0.2)		0.9	0.3

Balance March 31, 2005	122,192	30,382	$361.2	$1.2	$1,067.0	$(223.8)	$(338.1)	$(145.1)

Comprehensive income:
Net income			31.3			31.3
Translation adjustment			(6.0)					(6.0)

Total comprehensive income			25.3
Stock-based compensation and benefits		(36)	(0.9)		(0.2)		0.2	(0.9)

Balance June 30, 2005	122,192	30,346	$385.6	$1.2	$1,066.8	$(192.5)	$(337.9)	$(152.0)

Comprehensive income (loss):
Net loss			(19.5)			(19.5)
Translation adjustment			3.8					3.8

Total comprehensive loss			(15.7)
Stock-based compensation and benefits		(61)	0.4		(0.4)		0.8

Balance September 30, 2005	122,192	30,285	$370.3	$1.2	$1,066.4	$(212.0)	$(337.1)	$(148.2)

Balance January 1, 2006	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$(152.8)
Comprehensive income:
Net income			46.8			46.8
Translation adjustment			0.9					0.9

Total comprehensive income			47.7
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$438.2	$1.2	$1,066.2	$(143.5)	$(333.1)	$(152.6)

Comprehensive income:
Net income			42.4			42.4
Translation adjustment			5.2					5.2

Total comprehensive income			47.6
Stock-based compensation and benefits		(163)	1.2		(0.3)		1.5

Balance June 30, 2006	122,192	29,542	$487.0	$1.2	$1,065.9	$(101.1)	$(331.6)	$(147.4)

Comprehensive income:
Net income			19.6			19.6
Translation adjustment			3.9					3.9

Total comprehensive income			23.5
Stock-based compensation and benefits		(41)	2.6		(1.5)		4.1

Balance September 30, 2006	122,192	29,501	$513.1	$1.2	$1,064.4	$(81.5)	$(327.5)	$(143.5)

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
Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be attained in subsequent quarters or for the year ending December 31, 2006.
PolyOne sold 82% of its Engineered Films business in February 2006. Since the fourth quarter of 2003, Engineered Films has been treated as a discontinued operation. As a result, all historical information included in this quarterly report for the Engineered Films business is presented as a discontinued operation. Unless otherwise noted, the disclosures in these financial statements pertain to PolyOne’s continuing operations.
In December 2005, PolyOne announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations for all historic periods presented.
Note B — Discontinued Operations
PolyOne sold 82% of its Engineered Films business in February 2006 to an investor group consisting of members of the business unit’s management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. PolyOne retained an 18% ownership interest in the company. Under Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” when a business is sold with a retained interest, the cost method of accounting is appropriate if the disposal group qualifies as a component of an entity, the selling entity has no significant influence or continuing involvement in the new entity, and the operations and cash flows of the business being sold will be eliminated from the ongoing operations of the selling company. The Engineered Films business qualified as a component of an entity, and PolyOne has no significant influence or continuing involvement in the new entity. Activities that would be considered continuing cash flows (consisting of warehousing and short-term transitional services) amount to less than one percent of the new entity’s corresponding costs and, therefore, are not considered significant. The operations and cash flows of the business sold have been eliminated from the financial statements of the ongoing operations of PolyOne. PolyOne also considered the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and determined that the new entity is not a variable interest entity subject to consolidation. As a result, the retained minority interest investment in the Engineered Films business is reported on the cost method of accounting.

Included in the operating results for the first nine months of 2006 is a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business to the net proceeds that were received from the sale and to recognize costs that were not able to be recognized until the Engineered Films business was sold due to the contingent nature of these costs, as required by generally accepted accounting principles. For the nine-month period ended September 30, 2005, a pre-tax charge of $14.8 million was recorded to adjust the net assets of the Engineered Films business to the projected net proceeds to be received from the sale.
The following table summarizes the results for the Engineered Films business that was reported as a discontinued operation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Sales	$—	$30.7	$9.6	$91.8

Pre-tax income (loss) from operations	$—	$0.6	$0.2	$(1.1)

Pre-tax loss on disposition of business	—	(3.9)	(2.3)	(15.5)

Income tax expense (net of valuation allowance)	—	—	—	—

Loss from discontinued operations	$—	$(3.3)	$(2.1)	$(16.6)

Note C — Accounting Policies
Share-Based Compensation — As of September 30, 2006, PolyOne has one active share-based employee compensation plan, which is described more fully in Note H to the Condensed Consolidated Financial Statements. Prior to January 1, 2006, PolyOne accounted for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an option holder must pay to acquire the common stock. Compensation cost for stock appreciation rights (SARs) was recognized upon vesting as the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeded the SARs specified value.
On January 1, 2006, PolyOne adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, using the modified prospective transition method. SFAS No. 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Under the modified prospective transition method, compensation cost recognized during the three-month and nine-month periods ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, plus (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, nor do they include, the impact of SFAS No. 123(R). Total share-based compensation cost for the three-month and nine-month periods ended September 30, 2006 was $2.0 million and $4.2 million, respectively, net of tax.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in compensation cost for the three-month and nine-month periods ended September 30, 2006 of $1.0 million, or $0.01 per diluted share, more than what it would have been under APB No. 25.
SFAS No. 123(R) requires that the benefits of tax deductions in excess of compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow as was previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. However, because PolyOne is in a net operating loss carryforward position for income taxes, there was no impact on its cash flow statement for the nine-month period ended September 30, 2006.
The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three-month and nine-month periods ended September 30, 2005 as if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation using the fair value estimate computed by the Black-Scholes-Merton option-pricing model for the three-month and nine-month periods ended September 30, 2005. The Black-Scholes-Merton option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility.

	Three Months	Nine Months
	Ended	Ended
(In millions, except per share data)	September 30, 2005	September 30, 2005
Net income (loss), as reported	$(19.5)	$25.2
Add: Total share-based employee compensation benefit included in reported net income, net of tax	—	(0.4)
Deduct: Total share-based employee compensation expense determined under the fair value-based method for all awards, net of tax	(1.0)	(3.0)

Pro forma net income (loss)	$(20.5)	$21.8

Net earnings (loss) per share:
Basic and diluted — as reported	$(0.21)	$0.27
Basic and diluted — pro forma	$(0.22)	$0.24
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
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements. The adoption of SFAS No. 158 will have no effect on the Company’s compliance with the covenants contained in the agreements governing its debt and its receivables sales facility.
Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during these periods. Significant estimates in these Condensed Consolidated Financial Statements include, but are not limited to, sales discounts and rebates, restructuring charges, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental and asbestos-related liabilities, income taxes and tax valuation reserves, assumptions used for goodwill impairment analyses, and the determination of discount and other rate assumptions that are used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2005, PolyOne has separately disclosed the operating, investing and financing portions of the cash flows that were attributable to its discontinued operations to conform with the presentation shown for the nine months ended September 30, 2006 and with the presentation in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005. In periods prior to December 31, 2005, cash flows that were attributable to discontinued operations were reported on a combined basis as one separate line item.

Note D — Goodwill and Intangible Assets
During the nine months ended September 30, 2006, there were no acquisitions, disposals or impairment of PolyOne’s goodwill. Goodwill as of September 30, 2006 and December 31, 2005, by operating segment, was as follows:

	September 30,	December 31,
(In millions)	2006	2005
Vinyl Compounds	$152.3	$152.3
International Color and Engineered Materials	72.0	72.0
Polymer Coating Systems	61.1	61.1
PolyOne Distribution	1.6	1.6

Total	$287.0	$287.0

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill. PolyOne has selected July 1 as its annual assessment date. During the third quarter of 2006, the first phase of the goodwill impairment assessment was completed and it was determined that goodwill was not impaired as of July 1, 2006. The combination of two valuation methodologies, a market approach and an income approach, were used to estimate the fair value of PolyOne’s reporting units that supported significant goodwill, specifically Vinyl Compounds, International Color and Engineered Materials, and Polymer Coating Systems. The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the projected debt-free cash flow.
As a result of the July 1, 2006 impairment testing, the average fair values of the market approach and income approach exceeded the carrying value by 78%, 18% and 12% for the Vinyl Compounds, International Color and Engineered Materials, and Polymer Coating Systems reporting units, respectively.
While PolyOne determined that there was no goodwill impairment as of the July 1, 2006 annual assessment, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in having to perform an interim assessment for some or all of the reporting units prior to the next required annual assessment on July 1, 2007.
Information regarding PolyOne’s other intangible assets follows:

	As of September 30, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(6.0)	$—	$2.6
Sales contract	9.6	(8.9)	—	0.7
Patents, technology and other	7.8	(2.6)	1.1	6.3

Total	$26.0	$(17.5)	$1.1	$9.6

	As of December 31, 2005
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(5.6)	$—	$3.0
Sales contract	9.6	(8.4)	—	1.2
Patents, technology and other	7.3	(2.0)	1.1	6.4

Total	$25.5	$(16.0)	$1.1	$10.6

Amortization of other intangible assets was $0.5 million and $0.8 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $1.5 million and $2.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.
The carrying values of intangible assets and other investments are adjusted to the estimated net future cash flows based upon an evaluation done each year end, or more often, when indicators of impairment exist. For the nine-month period ended September 30, 2006, there were no indicators of impairment for intangible assets.
Note E — Inventories

	September 30,	December 31,
(In millions)	2006	2005
Finished products and in-process inventories	$192.0	$155.0
Raw materials and supplies	101.0	86.8

	293.0	241.8
LIFO reserve	(43.7)	(50.0)

Total	$249.3	$191.8

Note F — Income Taxes
Income tax expense for the three months ended September 30, 2006 and 2005 was $1.5 million and $1.4 million, respectively. For the nine months ended September 30, 2006 and 2005, income tax expense was $5.6 million and $6.4 million, respectively. The effective tax rate for each period presented is lower than the federal statutory rate due to utilizing net operating loss carryforwards for which valuation allowances had been previously provided. For the third quarter and first nine months of 2005, a tax provision was recorded for various state income taxes and foreign taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes, the Company intends to maintain a valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, that would support reversal of all or a portion of the allowance. Tax expense for each period primarily represents foreign, state and local taxes, while tax expense for the third quarter and first nine months of 2006 also includes $0.4 million and $0.9 million, respectively, for federal alternative minimum taxes.
Note G — Investment in Equity Affiliates
PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates. PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. OxyVinyls is a leading producer of PVC resins in North America.

The following table presents OxyVinyls’ summarized financial results for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Net sales	$659.2	$629.1	$1,999.5	$1,866.0
Operating income	71.9	33.1	241.7	214.8
Partnership income (loss) as reported by OxyVinyls	65.4	(74.9)	235.4	69.7
PolyOne’s ownership of OxyVinyls	24%	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings (loss)	15.7	(18.0)	56.5	16.7
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.1	0.4	0.4

Equity affiliate earnings (loss) recorded by PolyOne	$15.8	$(17.9)	$56.9	$17.1

	September 30,	December 31,
(In millions)	2006	2005
Current assets	$497.5	$467.3
Non-current assets	1,249.0	1,234.8

Total assets	1,746.5	1,702.1

Current liabilities	260.7	276.0
Non-current liabilities	342.9	376.0

Total liabilities	603.6	652.0

Partnership capital	$1,142.9	$1,050.1

PolyOne owns 50% of SunBelt Chlor-Alkali Partnership (SunBelt), which is also included in the Resin and Intermediates segment. The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Net sales	$49.9	$39.3	$145.6	$120.8
Operating income	28.1	21.0	85.5	65.4
Partnership income as reported by SunBelt	25.7	18.0	78.2	56.9
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$12.8	$9.0	$39.1	$28.5

	September 30,	December 31,
(In millions)	2006	2005
Current assets	$44.8	$28.4
Non-current assets	112.6	120.5

Total assets	157.4	148.9

Current liabilities	21.0	19.4
Non-current liabilities	134.1	134.1

Total liabilities	155.1	153.5

Partnership capital (deficit)	$2.3	$(4.6)

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine produced by SunBelt up to 250,000 tons per year at market price, less a discount.
The All Other segment includes DH Compounding Company equity affiliate (owned 50% and reported in the Producer Services segment) and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% and reported in the Polymer Coating Systems segment). The Vinyl Compounds segment includes Geon/Polimeros Andinos equity affiliate (owned 50%). Combined summarized financial information for these equity affiliates is presented below. The amounts shown represent the entire operations of these businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net sales	$30.4	$30.6	$96.3	$94.6
Operating income	$3.0	$3.5	$9.6	$11.0
Net income	$2.7	$3.3	$8.7	$10.2
Note H — Share-Based Compensation
Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the Company’s Condensed Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 2006 includes (a) compensation cost for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, plus (b) compensation cost for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R). Because share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information that was required under SFAS No. 123 for the three-month and nine-month periods ended September 30, 2005, the Company accounted for forfeitures as they occurred.
PolyOne has one active share-based compensation plan, which is described below. The pre-tax and after-tax (net of the effect of a tax valuation allowance) compensation cost that was recognized for the three-month and nine-month periods ended September 30, 2006 was $2.0 million and $4.2 million, respectively. For the three-month period ended September 30, 2005, no compensation cost was recognized. For the nine-month period ended September 30, 2005, PolyOne recognized a benefit of $0.4 million. This benefit is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards to PolyOne employees will be issued only from this plan until there are no shares remaining under the plan. As a result, all previous equity-based plans were frozen in May 2005. The 2005 EPIP provides for the award of a broad variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights

(SARs). Five million shares of common stock have been reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.
Stock Appreciation Rights
During the nine months ended September 30, 2006, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,121,000 SARs. The awards were approved and communicated as follows:

Date of issuance	Jan. 4, 2006	Feb. 21, 2006	May 25, 2006	Aug. 30, 2006
Number of SARs	854,400	174,900	56,700	35,000
Grant date stock price	$6.51	$9.19	$9.02	$8.48
Expiration date	Jan. 4, 2013	Feb. 21, 2013	May 25, 2013	Aug. 30, 2013
Vesting is based on a service period of one year and the achievement of certain stock price targets. This condition is considered a market-based measure under SFAS No. 123(R) and is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement of $7.50, $8.50 and $10.00 per share, but may not be exercised earlier than one year from the date of the grant. The SARs have seven-year exercise periods.
The option pricing model used by PolyOne to value the SARs granted during 2006 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as by assumptions regarding a number of highly complex and subjective variables that are presented in the following table. Expected volatility was determined by the six-year historical weekly average market price volatility for PolyOne’s common stock and the implied volatility rates for exchange-traded options. The expected term of options granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were not included in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates that were in effect at the time of the grant. Forfeitures were estimated at 3% per year based on PolyOne’s historical experience. Following is a summary of the assumptions related to the SAR grants issued during 2006:

2006
Expected volatility	44.00%
Expected dividends	—
Expected term (in years)	3.7 - 4.3
Risk-free rate	4.26% - 4.91%
Value of SARs granted	$2.63 - $3.82
In January 2005, the Compensation and Governance Committee authorized the issuance of 474,300 SARs. The fair value of the SARs was $4.18 per share and was calculated using the Black-Scholes-Merton valuation method. The SARs will be settled in shares of PolyOne common stock and vest in one-third increments when PolyOne’s common stock price increases by 10%, 20% and 30% above the $8.94 per share base price. The SARs have a seven-year exercise period that expires on January 4, 2012.

In December 2003, the Compensation and Governance Committee authorized the issuance of 1,300,000 SARs with an exercise term of 36 months. The SARs will be settled in shares of PolyOne common stock and vest in one-third increments upon attaining target prices of $8.00, $9.00 and $10.00 per share of PolyOne’s common stock.
A summary of SAR activity under the 2005 EPIP as of September 30, 2006 and changes during the nine-months then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise	Contractual	Value (in
Stock Appreciation Rights	thousands)	Price	Term	millions)
Outstanding at January 1, 2006	1,528	$7.40
Granted	1,121	7.12
Exercised	(492)	6.13
Forfeited or expired	(147)	7.29

Outstanding at September 30, 2006	2,010	$7.56	4.9 years	$2.2

Vested at September 30, 2006	1,035	$7.72	5.5 years	$1.0

Exercisable at September 30, 2006	347	$8.83	3.8 years	$0.2

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2006 was $3.46. No SARs were granted during the three months ended September 30, 2005. The total intrinsic value of SARs that were exercised during the three months ended September 30, 2006 and 2005 was $0.5 million and $0, respectively.
The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2006 and 2005 was $2.98 and $4.18, respectively. The total intrinsic value of SARs that were exercised during the nine months ended September 30, 2006 and 2005 was $1.3 million and $0.2 million, respectively.
As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of one year.
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

A summary of option activity as of September 30, 2006 and changes during the nine months then ended, is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares (in	Average	Contractual	Value (in
Stock Options	thousands)	Exercise Price	Term	millions)
Outstanding at January 1, 2006	9,115	$11.55
Granted	—	—
Exercised	(395)	6.80
Forfeited or expired	(990)	11.65

Outstanding at September 30, 2006	7,730	$11.77	2.9 years	$1.8

Vested and exercisable at September 30, 2006	7,730	$11.77	2.9 years	$1.8

The total intrinsic value of stock options that were exercised during the nine months ended September 30, 2006 and 2005 was $0.8 million and $0.1 million, respectively.
Cash received during the first nine months of 2006 and 2005 from the exercise of stock options was $2.8 million and $0.4 million, respectively.
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
At December 31, 2005, there were 587,202 performance share awards outstanding with a weighted-average fair value of $8.94 per share. During the first quarter of 2006, an additional 87,000 performance share awards were issued with a weighted-average fair value of $9.19 per share. For the nine months ended September 30, 2006, compensation cost of $1.7 million was recognized for these awards. As of September 30, 2006, based on projected performance attainment for the remaining life of the awards, the unrecognized compensation cost of these awards was approximately $2.2 million.
Restricted Stock Awards
On February 21, 2006, PolyOne issued 200,000 shares of restricted stock as part of the compensation package for its new Chief Executive Officer. In addition, 5,000 shares of restricted stock were issued to an executive during the third quarter of 2006. The value of the restricted shares was established using the market price of PolyOne’s common stock on the date of the grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff vesting period of the restricted stock. As of September 30, 2006, all 205,000 shares remain unvested with a weighted-average grant date fair value of $8.83 per share and a weighted-average remaining contractual term of 32 months. Compensation expense recorded in the first nine months of 2006 was $0.4 million. Unrecognized compensation cost for restricted stock awards at September 30, 2006 was $1.4 million.

Note I — Earnings Per Share Computation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Weighted-average shares outstanding — basic	92.5	91.8	92.3	91.8

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.5	91.8	92.3	91.8
Plus dilutive impact of stock options and stock awards	0.5	—	0.4	0.3

Weighted-average shares — diluted	93.0	91.8	92.7	92.1

Basic earnings per common share is computed as net income available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted-average diluted shares outstanding.
Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 7.8 million at September 30, 2006 and 9.2 million at September 30, 2005.
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
2006 Charges — Operating income for the nine months ended September 30, 2006 includes a $0.5 million charge related to the closing of the Manchester, England color additives facility, which was included in the International Color and Engineered Materials segment. During the first nine months of 2006, two additional employees were affected by the closing and all 24 remaining employees were terminated.
During the nine months ended September 30, 2006, PolyOne recognized a net benefit of $1.1 million, which was comprised of a gain on the sale of its Burlington vinyl compound plant of $2.7 million, impairment charges of $1.9 million to write down two plants held for sale to their net realizable values, and a net benefit of $0.3 million on the sale of its Yerrington engineered films and Somerset color and additives facilities.
The net benefit for the three months and nine months ended September 30, 2006 of $0.3 million and $0.6 million, respectively, is included as a separate line item “Employee separation and plant phaseout” in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006.

The following table details changes to the reserves associated with each of these initiatives from December 31, 2005 to September 30, 2006:

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Closure and exit of Manchester, England Color Additives facility
Balance at December 31, 2005	22	$—	$—	$—	$—
Continuing operations charge	2	0.5	—	—	0.5
Utilized	(24)	(0.5)	—	—	(0.5)

Balance at September 30, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
	Employees	Costs	Closure	Downs	Total

Executive severance
Balance at December 31, 2005	—	$2.5	$—	$—	$2.5
Utilized	—	(1.0)	—	—	(1.0)

Balance at September 30, 2006	—	$1.5	$—	$—	$1.5

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
	Employees	Costs	Closure	Downs	Total

Sale of previously closed facilities
Balance at December 31, 2005	—	$—	$—	$—	$—
Continuing operations (benefit)	—	—	—	(1.1)	(1.1)
Utilized	—	—	—	1.1	1.1

Balance at September 30, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
	Employees	Costs	Closure	Downs	Total

Total
Balance at December 31, 2005	22	$2.5	$—	$—	$2.5
Continuing operations charge (benefit)	2	0.5	—	(1.1)	(0.6)
Utilized	(24)	(1.5)	—	1.1	(0.4)

Balance at September 30, 2006	—	$1.5	$—	$—	$1.5

Note K — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost	$0.3	$0.7	$1.0	$1.1
Interest cost	7.5	7.8	22.4	22.0
Expected return on plan assets	(7.6)	(8.1)	(22.7)	(23.6)
Amortization of unrecognized losses, transition obligation and prior service cost	3.7	3.7	11.0	10.5

	$3.9	$4.1	$11.7	$10.0

No minimum pension funding payment is expected to be required in 2006.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost	$0.1	$—	$0.3	$0.3
Interest cost	1.4	1.1	4.2	4.2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(0.9)	(1.2)	(2.7)	(2.5)

	$0.6	$(0.1)	$1.8	$2.0

Note L — Financing Arrangements
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and the management of risk exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at September 30, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At September 30, 2006, these agreements had a net fair value obligation of $5.5 million. The weighted-average interest rate for these six agreements was 9.3%. There have been no material changes in the market risk faced by PolyOne from December 31, 2005 to September 30, 2006.
In June 2006, PolyOne repurchased $15.0 million aggregate principal amount of its 10.625% senior notes at a premium of $1.2 million. The premium is shown as a separate line item in the Condensed Consolidated Statements of Operations. Unamortized deferred note issuance costs of $0.2 million were expensed as a result of this repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations.
Note M — Sale of Accounts Receivable
Accounts receivable consist of the following:

	September 30,	December 31,
(In millions)	2006	2005
Trade accounts receivable	$179.2	$139.6
Retained interest in securitized accounts receivable	195.9	187.3
Allowance for doubtful accounts	(7.1)	(6.4)

	$368.0	$320.5

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, bankruptcy-remote subsidiary. At September 30, 2006, accounts receivable totaling $195.9 million were sold by PolyOne to PFC. PFC in turn may sell an undivided interest in these accounts receivable to certain investors and realize proceeds of up to $175 million. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At September 30, 2006, PFC had not sold any of its undivided interests in accounts receivable, compared with $7.9 million at December 31, 2005. Accordingly, PolyOne retained an interest in the $195.9 million and $187.3 million difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interests sold by PFC as of September 30, 2006 and December 31, 2005, respectively. This interest retained by PolyOne is included in accounts receivable on the Condensed Consolidated Balance Sheet.
The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million facility, of which $11.0 million was used at September 30, 2006. Continued availability of the receivables sale facility depends upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of September 30, 2006, PolyOne was in compliance with this covenant.
Note N — Segment Information
Effective with the first quarter of 2006, PolyOne changed its operating and reportable segments. The Producer Services operating segment was formed at the start of 2006 from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, the North American Color and Additives operating segment no longer meets, nor is expected to meet in 2006, any of the quantitative thresholds that would require separate disclosure as a reportable segment, and, accordingly, it is included in the All Other segment. The new Producer Services operating segment also does not meet, nor is expected to meet in 2006, any of these quantitative thresholds, and, as a result, it is also included in the All Other segment. Segment information for prior periods has been reclassified to conform to the 2006 segment presentation.
PolyOne manages its business in nine operating segments that are presented in five reportable segments and an All Other segment. These five reportable segments are: Vinyl Compounds, Specialty Resins, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. The All Other segment includes four operating segments, none of which meet the quantitative thresholds for disclosure: North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems. The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note D to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
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

	Sales to				Depreciation
Nine months ended	External	Intersegment		Operating	and	Capital	Total
September 30, 2006 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$537.0	$93.6	$630.6	$44.6	$9.6	$2.2	$379.5
Specialty Resins	90.6	15.5	106.1	10.4	3.8	1.0	70.9
International Color and Engineered Materials	403.5	—	403.5	18.7	10.2	9.1	376.6
PolyOne Distribution	558.5	7.4	565.9	15.6	1.1	0.2	193.3
Resin & Intermediates	—	—	—	92.9	0.2	—	285.7
All Other	437.6	22.3	459.9	2.2	13.9	11.0	373.9
Corporate and eliminations	—	(138.8)	(138.8)	(16.6)	4.0	2.8	175.8

Total	$2,027.2	$—	$2,027.2	$167.8	$42.8	$26.3	$1,855.7

	Sales to				Depreciation
Nine months ended	External	Intersegment		Operating	and	Capital	Total
September 30, 2005 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Compounds	$482.8	$88.3	$571.1	$30.5	$10.6	$3.3	$385.0
Specialty Resins	104.7	14.3	119.0	22.5	—	0.8	62.3
International Color and Engineered Materials	363.6	—	363.6	16.7	9.8	9.6	348.9
PolyOne Distribution	501.4	5.1	506.5	13.5	1.0	0.3	178.7
Resin & Intermediates	—	—	—	64.6	0.2	—	252.2
All Other	391.3	21.6	412.9	(1.3)	14.2	5.5	373.9
Corporate and eliminations	—	(129.3)	(129.3)	(44.2)	2.5	4.7	131.9

Total	$1,843.8	$—	$1,843.8	$102.3	$38.3	$24.2	$1,732.9

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital
September 30, 2006 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures

Vinyl Compounds	$173.8	$31.4	$205.2	$10.6	$3.1	$0.8
Specialty Resins	29.4	5.2	34.6	2.3	1.2	0.5
International Color and Engineered Materials	138.2	—	138.2	5.7	3.3	3.9
PolyOne Distribution	179.5	2.6	182.1	4.3	0.4	0.1
Resin & Intermediates	—	—	—	27.8	0.1	—
All Other	145.3	7.3	152.6	(1.2)	4.8	4.9
Corporate and eliminations	—	(46.5)	(46.5)	(13.1)	1.3	0.6

Total	$666.2	$—	$666.2	$36.4	$14.2	$10.8

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital
September 30, 2005 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures

Vinyl Compounds	$168.7	$31.3	$200.0	$11.1	$3.8	$0.9
Specialty Resins	32.5	5.2	37.7	5.8	—	0.3
International Color and Engineered Materials	116.6	—	116.6	4.8	3.1	2.7
PolyOne Distribution	167.7	1.1	168.8	4.1	0.3	0.1
Resin & Intermediates	—	—	—	13.2	0.1	—
All Other	126.1	6.7	132.8	(2.8)	4.9	1.6
Corporate and eliminations	—	(44.3)	(44.3)	(31.8)	1.2	0.6

Total	$611.6	$—	$611.6	$4.4	$13.4	$6.2

Note O — Commitments and Contingencies
PolyOne has been notified by certain federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates that were prepared by its environmental engineers and consultants, PolyOne had accruals totaling $59.8 million at September 30, 2006 and $55.2 million at December 31, 2005 to cover probable future environmental expenditures related to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at September 30, 2006. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. PolyOne incurred expense of $9.2 million at its active and inactive sites in the first nine months of 2006, offset by insurance proceeds of $7.4 million that were received during the same period. For the first nine months of 2005, PolyOne incurred expense of $2.9 million related to environmental activities and did not receive any proceeds from insurance recoveries. Additional information related to environmental liabilities is in Note O to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
Included in the first nine months of 2006 and 2005 was a net benefit from the combined effect of settlements of legal disputes and adjustments to litigation reserves of $21.6 million and $6.0 million, respectively, and included in the three months ended September 30, 2006 and 2005, was a net benefit of $6.8 million and $1.0 million, respectively.
PolyOne guarantees $73.1 million of SunBelt’s outstanding senior secured notes issued in connection with the construction of a chlor-alkali facility in Macintosh, Alabama. This debt matures in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution and with equity investments in manufacturers of PVC resin and its intermediates. Headquartered in Avon Lake, Ohio, we have manufacturing facilities and warehouses in North America, Europe, Asia and Australia, and joint ventures in North America and South America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain processes to provide an essential link between large chemical producers and designers, assemblers and processors of plastics.
Discontinued Operations — We sold 82% of our Engineered Films business in the first quarter of 2006 and retained an 18% ownership interest. This retained interest is being accounted for using the cost method. All historical financial information for the Engineered Films business, for periods prior to the sale, has been presented as a discontinued operation and is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Sales	$—	$30.7	$9.6	$91.8

Pre-tax income (loss) from operations	$—	$0.6	$0.2	$(1.1)

Pre-tax loss on disposition of business	—	(3.9)	(2.3)	(15.5)

Income tax expense (net of valuation allowance)	—	—	—	—

Loss from discontinued operations	$—	$(3.3)	$(2.1)	$(16.6)

Outlook — We anticipate that demand will soften in the fourth quarter due to seasonal trends and to slowing in automotive and construction-related end markets. Sales, however, are expected to increase between one and two percent compared with a strong 2005 fourth quarter. We anticipate that profit improvement plans will gain traction and result in modest increases in gross margins compared with the third quarter, despite lower projected volumes. Most segments are projected to deliver year-over-year earnings improvements in the fourth quarter, although sequential earnings are projected to be lower.
We project that lower volume and product margins will drive down both OxyVinyls and Sunbelt earnings sequentially and compared to the fourth quarter of 2005. Chlor-alkali margins are anticipated to tighten as caustic and chlorine pricing moderates. Additionally, PVC resin product spreads are expected to narrow as PVC pricing trends lower.
In the fourth quarter of 2005, we benefited from approximately $8 million of favorable net litigation settlements and non-recurring adjustments to certain operating reserves. While we anticipate that we will benefit modestly from non-recurring items in the fourth quarter, we do not expect to realize an amount comparable to the benefit in the 2005 fourth quarter.
We anticipate further strong cash generation in the fourth quarter of 2006, primarily driven by earnings and seasonally lower working capital investments, partially offset by cash interest payments.

Results of Operations
Summary of Consolidated Results:
Income from continuing operations for the third quarter of 2006 improved by $35.8 million, or $0.39 per share, from the third quarter of 2005, and for the first nine months of 2006 by $69.1 million, or $0.74 per share, from the first nine months of 2005. Sales increased by 9% in the third quarter and by 10% for the first nine months of 2006 from the same periods last year due to increased volume in our International Color and Engineered Materials, North American Color and Additives, North American Engineered Materials and Producer Services businesses. International volume improvements in Europe resulted from regaining market share that was lost in 2004 and 2005 and from general improvement in key economies. Asian volume was up due to new application developments and further penetration into key markets, supported by our new manufacturing facility in south China. Domestic volume growth resulted primarily from strong demand in packaging, custom injection molding, appliance, construction, and oil and gas exploration markets. The sales increase was also driven by a shift in sales mix towards high value specialized applications, combined with higher selling prices that were required to offset higher raw material and energy costs.
Improved earnings were primarily the result of improved volume, margin expansion that began in the second half of last year as we increased selling prices in a high raw material and energy cost escalation environment, and strong earnings from our equity affiliates. Also impacting the year-over-year comparison was a $22.9 million pre-tax asset impairment charge in the third quarter of 2005 related to a previously idled chlor-alkali facility at OxyVinyls.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Sales:
Vinyl Compounds	$205.2	$200.0	$630.6	$571.1
Specialty Resins	34.6	37.7	106.1	119.0
International Color and Engineered Materials	138.2	116.6	403.5	363.6
PolyOne Distribution	182.1	168.8	565.9	506.5
All Other	152.6	132.8	459.9	412.9
Intersegment eliminations	(46.5)	(44.3)	(138.8)	(129.3)

Total sales	$666.2	$611.6	$2,027.2	$1,843.8

Net income (loss):
Vinyl Compounds	$10.6	$11.1	$44.6	$30.5
Specialty Resins	2.3	5.8	10.4	22.5
International Color and Engineered Materials	5.7	4.8	18.7	16.7
PolyOne Distribution	4.3	4.1	15.6	13.5
Resin and Intermediates	27.8	13.2	92.9	64.6
All Other	(1.2)	(2.8)	2.2	(1.3)
Corporate and eliminations	(13.1)	(31.8)	(16.6)	(44.2)

Operating income	36.4	4.4	167.8	102.3
Interest expense, net	(15.1)	(16.5)	(48.4)	(49.8)
Other expense, net	(0.2)	(2.7)	(2.9)	(4.3)

Income (loss) before income taxes and discontinued operations	21.1	(14.8)	116.5	48.2
Income tax expense	(1.5)	(1.4)	(5.6)	(6.4)

Income (loss) before discontinued operations	19.6	(16.2)	110.9	41.8
Loss from discontinued operations, net of taxes	—	(3.3)	(2.1)	(16.6)

Net income (loss)	$19.6	$(19.5)	$108.8	$25.2

Period to period changes in sales and operating income are discussed in the following “Business Segment Information” section.
Cost of sales and selling and administrative costs, expressed as a percentage of sales, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of sales	88.3%	88.0%	87.1%	87.3%
Selling and administrative	7.7%	7.1%	7.4%	7.5%
Cost of Sales — These costs, as a percentage of sales, were consistent between 2006 and 2005.
Selling and Administrative — We had higher share-based compensation and incentive plan costs in 2006 totaling $23.2 million year to date and $9.2 million for the third quarter compared with the same periods last year as a result of adopting SFAS No. 123(R) and higher earnings levels in 2006. We also settled various legal disputes in our favor in both years, resulting in the receipt of cash payments or adjustments to the associated reserves. The net favorable impact of these settlements in 2006 compared to 2005 was $15.6 million year to date and $5.8 million for the third quarter.
Other Components of Income and Expense:
Following are discussions of significant components of income and expense that are presented below the line “Operating income” in the Condensed Consolidated Statements of Operations.
Interest expense, net — The decrease in interest expense in 2006 compared with 2005 was due to lower average debt levels, offset by a premium of $1.2 million paid on early extinguishment of long-term debt in the second quarter of 2006. As of September 30, 2006, debt was $629.2 million, which was $17.3 million lower than December 31, 2005 and $45.8 million lower than September 30, 2005.
Other expense, net — The following table lists the items included in other expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Currency exchange gain (loss), net of foreign exchange contracts	$0.2	$(1.2)	$(0.8)	$0.9
Discount on sale of trade receivables	(0.3)	(1.3)	(1.6)	(4.8)
Retained post-employment benefit cost related to previously discontinued business operations	—	(0.3)	—	(0.9)
Other income (loss), net	(0.1)	0.1	(0.5)	0.5

	$(0.2)	$(2.7)	$(2.9)	$(4.3)

Income taxes — Income tax expense for the three months ended September 30, 2006 and 2005 was $1.5 million and $1.4 million, respectively. For the nine months ended September 30, 2006 and 2005, income tax expense was $5.6 million and $6.4 million, respectively. The effective tax rate for each period presented was lower than the federal statutory rate due to the utilization of net operating loss carryforwards for which a valuation allowance had been previously provided. In accordance with SFAS No. 109, “Accounting for Income Taxes,” due to uncertainty regarding the full realization of our deferred income tax assets, we intend to maintain the valuation allowance until additional realization events occur, including the generation of future sustainable taxable income, that would support reversal of all or a portion of the allowance. Tax expense for each period primarily represents foreign, state and local taxes, while tax expense for the third quarter and first nine months of 2006 also includes $0.4 million and $0.9 million, respectively, for federal alternative minimum taxes.
Segment Information

	Three Months Ended September 30,				Nine Months Ended September 30,
				%				%
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change

Sales:
Vinyl Compounds	$205.2	$200.0	$5.2	3%	$630.6	$571.1	$59.5	10%
Specialty Resins	34.6	37.7	(3.1)	(8)%	106.1	119.0	(12.9)	(11)%
International Color and Engineered Materials	138.2	116.6	21.6	19%	403.5	363.6	39.9	11%
PolyOne Distribution	182.1	168.8	13.3	8%	565.9	506.5	59.4	12%
All Other	152.6	132.8	19.8	15%	459.9	412.9	47.0	11%
Intersegment eliminations	(46.5)	(44.3)	(2.2)	—	(138.8)	(129.3)	(9.5)	—

Total sales	$666.2	$611.6	$54.6	9%	$2,027.2	$1,843.8	$183.4	10%

Operating income (loss):
Vinyl Compounds	$10.6	$11.1	$(0.5)	(5)%	$44.6	$30.5	$14.1	46%
Specialty Resins	2.3	5.8	(3.5)	(60)%	10.4	22.5	(12.1)	(54)%
International Color and Engineered Materials	5.7	4.8	0.9	19%	18.7	16.7	2.0	12%
PolyOne Distribution	4.3	4.1	0.2	5%	15.6	13.5	2.1	16%
Resin and Intermediates	27.8	13.2	14.6	111%	92.9	64.6	28.3	44%
All Other	(1.2)	(2.8)	1.6	57%	2.2	(1.3)	3.5	269%
Corporate and eliminations	(13.1)	(31.8)	18.7	—	(16.6)	(44.2)	27.6	—

Operating income	$36.4	$4.4	$32.0	727%	$167.8	$102.3	$65.5	64%

Effective with the first quarter of 2006, our operating and reportable segments changed. The Producer Services operating segment was formed at the start of 2006 from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, the North American Color and Additives operating segment no longer meets, nor is expected to meet in 2006, any of the quantitative thresholds that would require separate disclosure as a reportable segment, and, accordingly, it is included in the All Other segment. The new Producer Services operating segment also does not meet, nor is expected to meet in 2006, any of these quantitative thresholds, and, as a result, it is also included in the All Other segment. Segment information for prior periods has been reclassified to conform to the 2006 segment presentation.
Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in “Corporate and eliminations.”

Vinyl Compounds’ volume was up 1% year to date and down 4% for the quarter from the same periods last year. New business and a particularly strong pipe and fittings market was offset by lower demand in wire and cable, custom profile and packaging markets. Sales were up 10% year to date and 3% for the quarter from the same periods in 2005. For the quarter and year to date, higher selling prices to recover increases in raw material, distribution and energy costs drove the sales increase. For the quarter, however, the impact on sales of these higher selling prices was partially offset by the volume decline and higher raw material costs. For the year to date, operating income was up $14.1 million, or 46%, primarily due to price increases in the fourth quarter of 2005 and declining raw material costs in the first half of 2006. For the quarter, operating income declined by $0.5 million, or 5%, primarily due to the volume decline.
Specialty Resins’ volume was down 14% year to date and 7% for the quarter from the same periods last year due to continued sluggish conditions in the automotive and flooring markets and a temporary increase in demand for our products in 2005 that resulted from a competitor’s decision to exit a portion of its business. Sales declined 11% year to date and 8% for the quarter from the same periods in 2005 as a result of the volume decline. Operating income decreased $12.1 million, or 54%, year to date and $3.5 million, or 60% for the quarter from the volume decline combined with higher energy-related operating costs and vinyl chloride monomer raw material costs in the 2006 periods.
International Color and Engineered Materials’ volume was up 13% year to date and 15% for the quarter from the same periods last year. In Europe, we realized the benefits from regaining market share lost in 2004 and 2005 and from general economic improvement in key economies. In Asia, volume growth reflects new application developments and further penetration into key markets, supported by our new manufacturing facility in south China. International Color and Engineered Materials’ sales were up 11% year to date and 19% for the quarter from the same periods in 2005 due primarily to higher volume. The effect of differences in average currency exchange rates reduced sales year to date by $4.5 million, but increased sales for the quarter by $0.8 million compared with the same periods last year. Operating income increased by $2.0 million, or 12%, year to date and by $0.9 million, or 19%, for the quarter. The favorable impact of improved volume was partially offset by higher raw material, maintenance and energy-related costs. Differences in average exchange rates did not have a material impact on the earnings comparison.
PolyOne Distribution’s volume was up 3% year to date and was down 1% for the quarter from the same periods last year. Demand through the first half of 2006 was stronger than 2005 due to higher demand in most customer end-markets combined with gains in market share. Demand softened, however, in the third quarter of 2006 primarily as a result of weaker demand in the automotive sector. Sales were up 12% year to date and 8% for the quarter from the same periods in 2005, driven by higher year to date volume combined with selling price increases that were passed through from our supplier base. Operating income was up by $2.1 million, or 16%, year to date and by $0.2 million, or 5%, for the quarter. The favorable impact of the volume increase year to date was partially offset by higher energy-related distribution costs, while earnings for the quarter were flat, consistent with the volume change from the third quarter of last year.
Resin & Intermediates’ operating income was up $28.3 million year to date and $14.6 million for the quarter from the same periods last year. OxyVinyls’ equity earnings remained strong and were up $16.9 million year to date and $10.8 million for the quarter from the same periods last year, not including the $22.9 million charge for the impairment of a previously-idled facility in the third quarter of 2005. SunBelt’s equity earnings were up $10.6 million year to date and $3.8 million for the quarter from the same periods last year. OxyVinyls’ earnings improvement resulted from higher industry average PVC resin and vinyl chloride monomer price spreads over raw material costs. In 2006, OxyVinyls’ earnings were negatively impacted by power outages that were partially offset by a gain on the sale of idled assets.

SunBelt’s earnings improvement was due to higher combined selling prices for chlorine and caustic soda that were driven by strong demand.
The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. Volume was up 6% year to date and 11% for the quarter from the same periods last year. Sales were up 11% year to date and 15% for the quarter.
North American Color and Additives’ volume was up 7% year to date and 6% for the quarter from the same periods last year, while sales were up 5% year to date and quarter. Higher volume resulted from stronger demand in packaging, custom injection molding and profile extrusion markets. The sales increase was consistent with the volume increase for both the year to date and the quarter.
North American Engineered Materials’ volume was up 11% year to date and 12% for the quarter from the same periods last year, while sales were up 27% year to date and 32% for the quarter from the same periods last year. Higher volume resulted primarily from growth in sales to the appliance, construction and wire and cable markets due to economic strengthening. A shift in sales mix towards higher-value specialized applications, combined with higher volume, drove sales growth.
Producer Services’ volume was up 8% year to date and 16% for the quarter from the same periods last year, while sales increased by 22% year to date and 32% for the quarter from the same periods last year. Volume improvement was driven by strength in the oil and gas exploration, mining and housing markets. The increase in sales was from higher volume combined with a shift in sales mix towards higher-priced products.
Polymer Coating Systems’ volume was down 1% year to date and was up 3% for the quarter from the same periods last year. The year to date volume decline was driven by lower plastisol and automotive powder demand due to a combination of slower order patterns at existing customers and the conclusion of several large automotive programs at the end of 2005. The impact of these declines was partially offset by stronger ink sales from increased global market penetration that included the introduction of two new product lines. Volume for the quarter was consistent with the year to date, except that higher sales of inks more than offset the declines in plastisol and powders. Sales were up 4% year to date and 7% for the quarter from the same periods last year due to a shift in product mix towards higher-priced products (primarily inks) and higher selling prices that helped to recover higher raw material costs.
Operating income improved by $3.5 million year to date from the same period last year primarily from improved earnings at our North American Engineered Materials and North American Color and Additives units. Operating income improved by $1.6 million for the quarter from the same period last year primarily as a result of improved North American Engineered Materials earnings.

Corporate and eliminations expense in 2006 was $27.6 million lower year to date and $18.7 million lower for the third quarter than the same periods last year. Significant benefits (expenses) that are included in Corporate and eliminations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Employee separation and plant phaseout	$0.3	$(1.9)	$0.6	$(2.5)
Environmental remediation at inactive sites	(5.9)	(2.9)	(1.8)	(2.9)
Impairment of a previously idled chlor-alkali facility at OxyVinyls	—	(22.9)	—	(22.9)
Settlement of legal issues and related reserves	6.8	1.0	21.6	6.0
Unallocated corporate general and administrative costs	(8.9)	(2.9)	(28.1)	(10.6)
Intersegment profit eliminations	(4.2)	(2.7)	(6.1)	(7.7)
All other	(1.2)	0.5	(2.8)	(3.6)

Total Corporate and eliminations	$(13.1)	$(31.8)	$(16.6)	$(44.2)

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
Share-Based Compensation — Prior to January 1, 2006, as provided under SFAS No. 123, we applied APB No. 25 and related interpretations to account for our share-based compensation plans. Under APB No. 25, compensation expense was recognized for stock option grants if the exercise price of the grant was below the fair value of the underlying stock at the measurement date. On January 1, 2006, we adopted SFAS No. 123(R), which requires us to recognize compensation expense based on the fair value on the date of the grant. We are using the modified prospective transition method, which does not require prior period financial statements to be restated. The impact on pre-tax earnings from adopting SFAS No. 123(R) for the three-month periods ended March 31, 2006, June 30, 2006 and September 30, 2006 was a charge of $1.4 million, $0.8 million and $2.0 million, respectively. The charge to pre-tax earnings in the fourth quarter of 2006 resulting from the application of SFAS No. 123(R) is estimated at $0.9 million.
The option-pricing model used to value the stock appreciation rights granted during 2006 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Expected volatility was set at the average of the six-year historical weekly volatility for our common stock and the implied volatility rates for exchange traded options. The expected term of options granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year based on our historical experience.

For more information on the adoption and impact of SFAS No. 123(R), see Note C and Note H to the Condensed Consolidated Financial Statements.
Goodwill — As of September 30, 2006, we had $287.0 million of goodwill that resulted from acquiring businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, or more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
We determined that goodwill was not impaired as of the annual assessment performed as of July 1, 2006. Please refer to Note D of these Condensed Consolidated Financial Statements for further discussion. As of September 30, 2006, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. We will perform our 2007 annual assessment as of July 1, 2007.
Cash Flows
Detail about cash flows is contained in the Condensed Consolidated Statement of Cash Flows. The following discussion focuses on material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2005) to the date of the most recent interim balance sheet (September 30, 2006).
Operating activities — Our operations provided $95.0 million of cash in the first nine months of 2006. Primary sources of cash were net income of $108.8 million, dividends and distributions received from equity affiliates of $74.2 million and a $30.6 million increase in accounts payable mainly due to higher purchasing levels in support of higher production levels at the end of the third quarter compared to the previous year end. Primary uses of cash were a $28.7 million increase in accounts receivable due to higher sales levels at the end of the third quarter compared to the previous year end that was partially offset by improved average collection periods, a $36.4 million increase in inventories due to higher production levels at the end of the third quarter compared to the previous year end and a slight decline in inventory turnover efficiency, and the repayment of $7.9 million of short-term borrowings under our receivables sale facility.
In addition, income from our equity affiliates exceeded the cash dividends and distributions that we received by $25.9 million.
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

The following table presents our working capital metrics and the impact of changes in efficiency and volume on accounts receivable, inventories and accounts payable. Under these measurements, higher sales and production levels would have consumed approximately $36.6 million in cash to fund the growth in these three components. More efficient management of these components, however, reduced the amount of cash that was required by $2.1 million.

	September 30,	December 31,
	2006	2005
Accounts receivable DSO	49.7	51.1
Inventories DSI	44.0	42.2
Accounts payable DSP	(41.8)	(41.2)

Net days outstanding at end of the period	51.9	52.1

Change in net days from prior period	(0.2)

Cash provided (used) by:
(In millions)
Accounts receivable	$(28.7)
Inventories	(36.4)
Accounts payable	30.6

$(34.5)

Impact of change in net days outstanding	$2.1
Impact of change in sales and production levels	(36.6)

$(34.5)

Investing activities — Cash used by investing activities in the first nine months of 2006 was $2.0 million. Net proceeds of $17.3 million received from the sale of the Engineered Films business and $7.2 million from the sale of other assets was offset by $26.3 million of capital expenditures in support of our manufacturing operations. Capital spending was 64% of depreciation expense for the period.
Financing activities — Cash used by financing activities in the first nine months of 2006 was $17.2 million, the result of debt payments of $20.0 million that were partially offset by $2.8 million we received from the exercise of stock options by employees.
Discontinued operations — Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statement of Cash Flows. With the sale of the Engineered Films business in February 2006, we no longer have any businesses accounted for as discontinued operations.
Capital Resources and Liquidity
As of September 30, 2006, we had $109.3 million in cash and cash equivalents along with existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $778.2 million. As of September 30, 2006, we had used $629.2 million of these facilities, and $149.0 million was available to be drawn while remaining in compliance with our covenants. In addition, at September 30, 2006, we could incur additional secured debt in an amount up to $35.8 million while remaining in compliance with the debt coverage limit contained in the Guarantee and Agreement, discussed in the section titled “Revolving Credit Facility” below.

The following table summarizes our outstanding and available facilities at September 30, 2006:

(In millions)	Outstanding	Available
Long-term debt	$625.0	$—
Receivables sale facility	—	149.0
Short-term bank debt	4.2	—

	$629.2	$149.0

Long-term Debt — At September 30, 2006, we had long-term debt of $625.0 million, with maturities through 2015. Current maturities of long-term debt at September 30, 2006 were $19.4 million. In June 2006, we repurchased $15.0 million aggregate principal amount of our 10.625% senior notes at a premium. The premium of $1.2 million is shown as a separate line item in the Condensed Consolidated Statements of Operations. In addition, unamortized deferred note issuance costs of $0.2 million were expensed due to this debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations. No debt repurchases were made during the third quarter of 2006.
Revolving Credit Facility — We decided not to renew our revolving credit facility and it expired on June 6, 2006. To replace some of the features of this expired facility, we entered into a definitive Guarantee and Agreement with Citicorp USA, Inc. on June 6, 2006. Under this Guarantee and Agreement, we guarantee the treasury management and banking services that are provided to us and our subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by our inventories located in the United States.
Receivables Sale Facility — This facility expires in July 2010. This facility allows us to sell accounts receivable and obtain proceeds of up to $175.0 million. The maximum amount that we may receive is limited to 85% of our eligible domestic accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit, of which $11.0 million was used at September 30, 2006. The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40 million or less. As of September 30, 2006, the fixed charge coverage ratio was 2.3 to 1 and availability under the facility was $149.0 million.
Of the capital resource facilities available to us as of September 30, 2006, the portion of the receivables sale facility that we actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility is not considered debt under the covenants associated with our senior unsecured notes and debentures. As of September 30, 2006, we had not sold any accounts receivable and had guaranteed $73.1 million of SunBelt’s debt.
We expect that continuing profitable operations in the remainder of 2006 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2006 include net income, ongoing working capital efficiency improvements, cash distributions from our equity affiliates, proceeds from settling legal disputes and borrowings under existing loan agreements. Expected uses of cash in 2006 include interest expense and discounts on the sale of accounts receivable, cash taxes, spending for previously announced restructuring initiatives and capital expenditures. Capital expenditures for 2006 are currently estimated between $45 million and $50 million primarily for equipment to support our manufacturing operations. We may also continue to repurchase or repay additional long-term debt in 2006 and beyond as part of our overall strategy to reduce debt.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K/A for the year ended December 31, 2005. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at January 1, 2006. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At September 30, 2006, the six agreements had a net fair value obligation of $5.5 million. The weighted-average interest rate for these six agreements was 9.3%. There have been no material changes in the market risk faced by the Company from December 31, 2005 to September 30, 2006. We have updated the disclosure concerning our financing arrangements, which is included in Note L to the Condensed Consolidated Financial Statements included in this quarterly report.
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
Disclosure controls and procedures
In connection with the restatement, PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 and, based on this evaluation, has identified the following material weakness in internal control over financial reporting:
•	A failure to ensure the proper application of SFAS No. 131, “Disclosures about Segment of an Enterprise and Related Information,” to determine operating and reportable segments and, as a result, the determination of reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets,” that resulted in a restatement of the Company’s previously issued consolidated financial statements.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of the material weakness in internal control over financial reporting described above, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of September 30, 2006.
Remediation of material weakness in internal control
The Company’s management believes that the following corrective actions have remediated the identified deficiency in the Company’s internal control over financial reporting as of the date of this report. The remedial actions taken by the Company are as follows:
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
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures as currently in effect, including the remedial actions regarding the deficiency in internal control over financial reporting described above. Based on this evaluation, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of the filing of this report, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. In the fourth quarter of 2006, however, the Company took the remedial actions described above.

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