Form 10-K
period 2006-12-31
POLYONE CORP
filed 2007-03-01
CIK 1122976

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2006, determined using a per share closing price on that date of $8.78, as quoted on the New York Stock Exchange, was $755,229,000.

The number of shares of common stock outstanding as of February 20, 2007 was 92,837,543.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement to be filed on or about March 26, 2007 with respect to the 2007 Annual Meeting of Shareholders.

POLYONE CORPORATION

ITEM 1. BUSINESS

Business Overview

PolyOne Corporation is a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polyvinyl chloride (PVC) vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution, with equity investments in manufacturers of PVC resin and its intermediates and in a formulator of polyurethane compounds. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.

We are incorporated in Ohio and our headquarters are in Avon Lake, Ohio. We employ approximately 4,600 people and have 52 manufacturing sites and 11 distribution facilities in North America, Europe, Asia and Australia, and joint ventures in North America and South America. We sell more than 35,000 different specialty and general purpose products to over 10,000 customers in 35 countries. In 2006, we had sales of $2.6 billion, 34% of which were to customers outside the United States.

We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain processes to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that large chemical producers are increasingly outsourcing less-than-railcar business; polymer and additive producers need multiple channels to market; processors continue to outsource compounding; and international companies need suppliers with global reach. Our goal is to provide our customers with specialized material and service solutions through our global reach and product platforms, low-cost manufacturing operations, a fully integrated information technology network, broad market knowledge and raw material procurement leverage. Our end markets are primarily in the building materials, wire and cable, automotive, durable goods, packaging, electrical and electronics, medical and telecommunications markets, as well as many industrial applications.

PolyOne was formed on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna (Hanna). Geon’s roots date back to 1927 when BFGoodrich scientist Waldo Semon produced the first usable vinyl polymer. In 1948, BFGoodrich created a vinyl plastic division that was subsequently spun off through a public offering in 1993, creating Geon, a separate publicly-held company. Hanna was formed in 1885 as a privately-held company and became publicly-held in 1927. In the mid-1980s, Hanna began to divest its historic mining and shipping businesses to focus on polymers. Hanna purchased its first polymer company in 1986 and completed its 26th polymer company acquisition in 2000.

Recent Developments

Sale of businesses and discontinued operations

In February 2006, we sold 82% of our Engineered Films business for $26.7 million. This business is presented in discontinued operations in these financial statements. We maintain an 18% ownership interest in this business and it is reflected in our financial statements on the cost basis of accounting.

Purchase of businesses

In October 2006, we purchased the remaining 50% of our equity investment in DH Compounding Company from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. This equity investment was previously reflected in the Consolidated Balance Sheets on the line “Investment in equity affiliates.” DH Compounding Company is now consolidated in our Consolidated Balance Sheet as of December 31, 2006, and the results of operations are included in our Consolidated Statement of Operations beginning October 1, 2006. DH Compounding is included in our Producer Services operating segment.

In October 2006, we announced that we had entered into a definitive agreement to acquire the vinyl compounding business and assets of Ngai Hing PlastChem Company Ltd., a subsidiary of Ngai Hing Hong Company Limited (NHH), a publicly-held company listed on the Hong Kong stock exchange. In connection with this acquisition, we initiated the purchase of certain assets at a manufacturing facility in Dongguan, China with a deposit of $2.7 million. This acquisition is expected to be completed during the first half of 2007, subject to customary closing conditions.

Board of Directors changes

In December 2006, our Board of Directors elected Edward J. Mooney to be a director of PolyOne. Mr. Mooney has 35 years of experience in the specialty chemicals industry and served as chairman and chief executive officer of Nalco Chemical Company from 1994 to 2000. Mr. Mooney presently serves on the boards of FMC Corporation, FMC Technologies, Inc., Northern Trust Corporation and Cabot Microelectronics Corporation.

Restructuring initiatives and facility closures

During the first quarter of 2006, we completed the closure of our Manchester, England color additives manufacturing facility to reduce costs and align capacity with market demand. Key customer product demand requirements were transitioned to other company facilities.

During the fourth quarter of 2006, we announced the relocation of our Commerce, California latex business to our Massillon, Ohio facility to better support the growth occurring in the latex business east of the Mississippi River. This transition will be completed in the first quarter of 2007 and resulted in charges related to employee separation and plant phaseout of approximately $0.5 million.

2   POLYONE CORPORATION

Sale of assets

During 2006, we sold previously closed facilities as part of our restructuring initiatives and cost reduction plans for a total of $8.7 million.

Polymer Industry Overview

Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, in its most basic form. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand balances. Through our equity interests in Oxy Vinyls, LP (OxyVinyls) and SunBelt Chlor-Alkali Partnership (SunBelt), we realize a portion of the economic benefits of a base resin producer for PVC resin, one of our major raw materials.

Thermoplastic polymers make up a substantial majority of the resin market and are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure are applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polyvinyl chloride, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular product.

Thermoplastic resins are found in a number of end-use products and in a variety of markets, including packaging, building and construction, wire and cable, automotive, medical, furniture and furnishings, durable goods, institutional products, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry, the largest consumer of plastics, requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the automotive industry, plastic has proved to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance. In the medical industry, plastics help save lives by safely providing a range of transparent and opaque thermoplastics that are used for a vast array of devices including blood and intravenous bags, medical tubing, masks, clamps and connectors to bed frames, curtains and sheeting, and electronic enclosures. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.

Various additives can be combined with a base resin to provide it with greater versatility and performance. These combinations are known as plastic compounds. Plastic compounds have advantages over metals, wood, rubber and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications that range from automobile parts to construction materials. Plastic compounds offer advantages compared to traditional materials that include processability, weight reduction, chemical resistance, flame retardance and lower cost. Plastics have a reputation for durability, aesthetics, ease of handling and recyclability.

PolyOne Segments

We operate within four reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. The All Other segment includes our North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. For more information about our segments, see Note R to the Consolidated Financial Statements, which is incorporated by reference into this Item 1.

Vinyl Business:

Our Vinyl Business operating segment is a global leader offering an extensive array of products and services for vinyl coating, molding and extrusion processors. Our product offerings include rigid, flexible and dry blend vinyl compounds as well as industry-leading dispersion, blending and specialty suspension grade vinyl resins to a wide variety of manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of polymer services to meet the ever changing needs of our multi-market customer base. These services include materials testing and component analysis, color management, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations, extruder screw design and specialty products.

Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, automotive, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. We are well-positioned to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.

POLYONE CORPORATION   3

Our Vinyl Business segment had total sales of $925.8 million, of which sales to external customers were $788.3 million, with operating income of $65.3 million in 2006 and total assets of $412.3 million as of December 31, 2006.

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

Our International Color and Engineered Materials segment had sales to external customers of $539.9 million, with operating income of $22.3 million in 2006 and total assets of $379.6 million as of December 31, 2006.

PolyOne Distribution:

Our PolyOne Distribution operating segment distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American market. These products are sold to over 5,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations, and local technical support.

Our PolyOne Distribution segment had total sales of $732.8 million, of which sales to external customers were $724.1 million, with operating income of $19.2 million in 2006 and total assets of $164.6 million as of December 31, 2006.

Resin and Intermediates:

We report the results of our Resin and Intermediates segment on the equity method. This segment consists almost entirely of our 24% equity interest in OxyVinyls and our 50% equity interest in SunBelt. OxyVinyls, a producer of PVC resins, vinyl chloride monomer (VCM), and chlorine and caustic soda, is a partnership with Occidental Chemical Corporation and is our principal supplier of PVC resin. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls is North America’s second largest and the world’s third largest producer of PVC resin. In 2006, OxyVinyls had production capacity of approximately 4.3 billion pounds of PVC resin, 6.2 billion pounds of VCM (an intermediate chemical in the production of PVC), 580 thousand tons of chlorine and 667 thousand tons of caustic soda. The 6.2 billion pounds of VCM capacity includes approximately 2.4 billion pounds owned by OxyMar, a partnership that is 50% owned by OxyVinyls. In 2006, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by OxyVinyls and SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.

In addition to providing us with a secure and high-quality supply of PVC resin, our Resin and Intermediates segment provides us with some of the economic and technology development benefits of backward integration through our ownership position and contractual arrangements. First, our purchases of PVC resin and VCM from OxyVinyls are at competitive prices based on long-term supply contracts. The PVC resin is used to make our vinyl compounds, and the VCM is used to make our specialty vinyl resins. Second, our equity investment in OxyVinyls provides a hedge against a portion of raw material price increases to the extent that OxyVinyls can pass on increased raw material costs to its other customers. Finally, our equity position in chlorine and caustic soda through OxyVinyls and SunBelt provides partial economic integration with the chlorine chain.

Our Resin and Intermediates segment had operating income of $102.5 million in 2006 and had total assets of $270.9 as of December 31, 2006. We also received $92.6 million of cash from dividends and distributions from our Resin and Intermediates segment equity affiliates in 2006.

All Other:

Our All Other segment includes our North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments.

Our North American Color and Additives operating segment is a leading provider of specialized colorants and additive concentrates that offers an innovative array of colors, special effects and performance-enhancing solutions. Our color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, our colorants help our customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement.

Our colorant and additives masterbatches are used in most plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in the packaging, automotive, consumer, outdoor decking, pipe, and wire and cable markets. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.

4   POLYONE CORPORATION

Our North American Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, one of the broadest in our industry, includes standard and custom formulated high-performance polymer compounds that we manufacture using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler and colorant technologies.

Our depth of compounding expertise helps us expand the performance range and structural properties of traditional engineering-grade thermoplastic resins that meet our customers’ unique performance requirements. Our product development and application reach is further enhanced by the capabilities of our Solutions Center, which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities, which include a new facility located in Avon Lake, Ohio, are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

Our Producer Services operating segment offers custom compounding services to resin producers and processors that design and develop their own compound recipes. We also offer a complete product line of custom black masterbatch products for use in the pressure pipe industry. Customers often require high quality, cost effective and confidential services. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our compounding expertise and multiple manufacturing platforms.

Our Polymer Coating Systems operating segment provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane, and silicone. Our products and services are designed to meet the specific requirements of our customers’ applications by providing unique solutions to their market needs. Products also include proprietary fabric screen-printing inks, powders, latexes, specialty additives and colorants. We serve diversified markets that include recreational and athletic apparel, automotive, construction, flooring, material handling, filtration, outdoor furniture and medical/health care. We also have a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells polyurethane systems into many of the same markets.

Our All Other segment had total sales of $598.6 million, of which sales to external customers were $570.1 million, with an operating loss of $0.2 million in 2006 and total assets of $374.5 million as of December 31, 2006.

Competition

The production of compounded plastics and the manufacture of custom and proprietary formulated color and additives systems for the plastics industry is highly competitive. Competition is based on speed, delivery, service, performance, product innovation, product recognition, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent compounder of plastics and producer of custom and proprietary formulated color and additive masterbatch systems in the United States and Europe, with a growing presence in Asia. Our competitors range from large international companies with broad product offerings to local independent custom compounders whose focus is a specific market niche or product offering.

The distribution of polymer resin is also highly competitive. Speed, delivery, service, brand recognition, quality and price are the principal factors affecting competition. In less-than-truckload thermoplastic resin and compound distribution, we believe that we are the second largest independent thermoplastic resin distributor in North America. We compete against other national independent resin distributors in North America, along with other regional distributors. Growth in the thermoplastic resin and compound distribution market is directly correlated with growth in the base polymer resins market.

We believe that the strength of our company name and reputation, the broad range of product offerings from our suppliers and our speed and responsiveness, coupled with the quality of products and flexibility of our distribution network, allow us to compete effectively.

Raw Materials

The primary raw materials used by our manufacturing operations are PVC resin, VCM, polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which are in adequate supply. We have long-term supply contracts with OxyVinyls under which the majority of our PVC resin and all of our VCM is supplied. These contracts will expire in 2013, although they contain two five-year renewal provisions that are at our option. We believe these contracts should assure the availability of adequate amounts of PVC resin and VCM. We also believe that the pricing under these contracts provides PVC resins and VCM to us at a competitive cost.

Patents and Trademarks

We own and maintain a large number of U.S. and foreign patents and trademarks that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents vary in duration up to 20 years, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks.

Seasonality and Backlog

Sales of our products and services are slightly seasonal as demand is generally slower in the first and fourth calendar quarters of the

POLYONE CORPORATION   5

year. Because of the nature of our business, we do not believe that our backlog is a meaningful indicator of the level of our present or future business.

Working Capital Practices

The nature of our business does not require us to carry significant amounts of inventories to meet the delivery requirements for our products or services or assure ourselves of a continuous allotment of goods from suppliers. Our products are generally manufactured with a short turnaround time, and the scheduling of manufacturing activities from customer orders generally includes enough lead time to assure delivery of an adequate supply of raw materials. We offer payment terms to our customers that are competitive. We generally allow our customers to return merchandise if pre-agreed quality standards or specifications are not met; however, we employ quality assurance practices that seek to minimize customer returns.

Significant Customers

No customer accounts for more than three percent of our consolidated revenues, and neither we nor any of our operating segments would suffer a material adverse effect were we to lose any single customer.

Research and Development

We have substantial technology development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer compounding operations that simulate specific production processes that allow us to rapidly translate new technologies into new products.

Our investment in product research and development totaled $20.3 million in 2006, $19.5 million in 2005 and $16.7 million in 2004. In 2007, we expect our investment in research and development to increase as we deploy greater resources to increase and accelerate material and service innovations.

Methods of Distribution

We sell products primarily through direct sales personnel, distributors, including our PolyOne Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our operating facilities or warehouses for each of these segments. We also ship some of our manufactured products to customers by railroad cars.

Employees

As of February 19, 2007, we employed approximately 4,600 people. Approximately 60 employees were represented by labor unions under collective bargaining agreements that expire on October 31, 2007, May 31, 2008 and December 31, 2011, respectively, and approximately another 115 employees are currently in negotiations to enter into a collective bargaining agreement. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations or when we renegotiate collective bargaining agreements as they expire.

Environmental, Health and Safety

We are subject to various environmental laws and regulations that apply to the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment, and the generation, handling, storage, transportation, treatment and disposal of waste material. We endeavor to ensure the safe and lawful operation of our facilities in the manufacture and distribution of products, and we believe we are in material compliance with all applicable laws and regulations.

We maintain a disciplined environmental and occupational safety and health compliance program and conduct periodic internal and external regulatory audits at our facilities to identify and categorize potential environmental exposures, including compliance issues and any actions that may be required to address them. This effort can result in process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements. We incurred environmental expense of $2.5 million in 2006, $0.2 million in 2005 and $10.3 million in 2004, respectively, of which $2.5 million in 2006, $0.9 million in 2005 and $8.7 million in 2004 relates to inactive or formerly owned sites. Environmental expense is presented net of insurance recoveries of $8.1 million in 2006, $2.2 million in 2005 and $1.8 million in 2004. The insurance recoveries all relate to inactive or formerly owned sites. We expect future environmental remediation expense will be approximately $3 million to $5 million per year.

We are strongly committed to safety as evidenced by the fact that our injury incidence rate was 1.30 in 2006, an improvement from 1.38 in 2005. The 2005 average injury incidence rate for our SIC Code (30 Rubber and Miscellaneous Plastic Products) was 8.5. The U.S. Department of Labor defines the incidence rate as the number of injuries per 100 full-time workers per year.

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

6   POLYONE CORPORATION

conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.

A number of foreign countries and domestic communities have enacted, or are considering enacting, laws and regulations concerning the use and disposal of plastic materials. Widespread adoption of these laws and regulations, along with public perception, may have an adverse impact on sales of plastic materials. Although many of our major markets are in durable, longer-life applications that could reduce the impact of these kinds of environmental regulations, more stringent regulation of the use and disposal of plastics may have an adverse effect on our business.

The European business community (EU) has adopted REACH, a legislative act to cover Registration, Evaluation, Authorization and Restriction of Chemicals. The goal of this legislation, which will become effective in June 2007, is to minimize risk to human health and to the environment. We have a global team of experts to provide our customers with compliance solutions to adapt to these regulations. As these regulations evolve, we will endeavor to remain in compliance with REACH.

We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of a number of environmental waste disposal sites. While government agencies assert that PRPs are jointly and severally liable at these sites, in our experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. However, even when allocations of costs based on relative contribution of waste have been made, we cannot assure that our allocation will not increase if other PRPs do not pay their allocated share of these costs.

We also conduct investigations and remediation at several of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites formerly owned or operated by us or our predecessors. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves on our December 31, 2006 Consolidated Balance Sheet totaling $59.5 million to cover probable future environmental expenditures related to previously contaminated sites. This figure represents management’s best estimate of costs for probable remediation, based upon the information and technology currently available and management’s view of the most likely remedy.

Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2006. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed or additional information is obtained.

International Operations

Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note R to the Consolidated Financial Statements, which is incorporated by reference into this Item 1.

Available Information

Our Internet address is www.polyone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on our website or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. These reports are also available on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

The following are certain risk factors that could affect our business, results of operations and financial condition. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. Before you invest in us, you should understand that making such an investment involves some risks, including the risks we describe below. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, results of operations or financial condition could be negatively affected.

In 2006, we developed an enterprise risk management (ERM) process to manage risks we face in a holistic and integrated approach. The purpose of this process is to manage risks that can prevent us from achieving our strategic, operational and financial goals. It is important to understand that this process is designed to manage risks and not to eliminate risks.

The ERM process addresses many of the risks outlined below. Senior management identifies and reviews with our Board of Directors potential risk uncertainties and develops risk management strategies for those strategic, operating and financial risks that may affect our business at the enterprise-level. Similarly, each of our operating segments identifies risk uncertainties and develops risk management strategies for those risks that may prevent it from realizing strategic, operating and financial objectives.

Each of the risks discussed below is considered in the ERM process. However, it is not possible to evaluate and manage every risk that our business faces and further, it may not be possible to

POLYONE CORPORATION   7

adequately manage risks even when a risk management plan has been developed and implemented.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our results of operations.

Several factors may affect the demand for and supply of our products and services, including:

•	end of application life-cycle, model change-over or obsolescence due to more cost effective alternative materials;

•	changes in the market acceptance of our products and services;

•	competition from other polymer and chemical companies;

•	declines in the general level of industrial production;

•	declines in general economic conditions, both domestically and globally;

•	changes in world or regional plastic consumption growth rates;

•	changes in the PVC, VCM or chlor-alkali industry capacities and changes to price structures as a result of potential supply/demand dislocations;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets; and

•	inability to obtain raw materials or supply products to customers due to factors such as weather (especially situations where weather-related events create production or transportation dislocations similar to what our industry faced in 2005 as a result of Hurricanes Katrina and Rita), supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials.

If any of these factors occur, the demand for and supply of our products and services could suffer, which would adversely affect our results of operations.

Increased energy costs could reduce our income.

Any increases in energy costs will increase our production costs and those of our suppliers. Although we attempt to pass on higher raw material and energy costs to our customers, given our competitive markets, it is often not possible to pass on all of these increases in a timely manner.

Our participation in joint ventures may adversely affect our results of operations.

We participate in joint ventures in the United States and Colombia and we may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the joint venture may not be able to operate as planned. If this happens, our results of operations may be adversely affected or we may be required to increase our financial commitment to the joint venture.

OxyVinyls and SunBelt are our two largest equity investments. The earnings of each of these partnerships may be significantly affected by changes in the commodity cycle for hydrocarbon feedstocks and for chlor-alkali products. If the profitability of either OxyVinyls or SunBelt is adversely affected, we may receive less cash distributions from that partnership or we may choose to make additional cash contributions to that partnership, either of which could adversely affect our financial condition.

A major failure of our information systems could harm our business.

We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become ineffective, which could adversely affect our results of operations.

Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.

Our manufacturing operations are subject to the usual hazards and risks associated with polymer production and the related storage and transportation of raw materials, products and wastes. These hazards and risks include, but are not limited to:

•	explosions, fires, inclement weather and natural disasters;

•	mechanical failure resulting in protracted or short duration unscheduled downtime;

•	labor difficulties;

•	regulatory changes that effect or limit the transportation of raw materials;

•	inability to obtain or maintain any required licenses or permits;

•	interruptions and environmental hazards such as chemical spills, discharges or releases of toxic or hazardous substances or gases into the environment or workplace; and

•	storage tank leaks or other issues resulting from remedial activities.

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. We are

8   POLYONE CORPORATION

subject to present and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards that are incident to our business.

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

Also, federal and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. We have been notified by federal and state environmental agencies and private parties that we may be a potentially responsible party in connection with several sites. We may incur substantial costs for some of these sites. It is possible that we will be identified as a potentially responsible party at more sites in the future, which could result in our being assessed substantial investigation or cleanup costs.

During 2007, the European business community will be required to follow new legislation called REACH, which covers Registration, Evaluation, Authorization and Restriction of Chemicals. REACH will apply to all chemical substances manufactured or imported and placed on the European market. These regulations will require us to adapt to the regulatory environment as well as provide compliance solutions to our customers. We already have the ability to do this through a global team of experts. As the regulatory environment changes, the extent to which REACH may impact us is not expected to be material. Even though we do not believe complying with existing REACH directives will have a material effect on our results of operations or financial condition, we may incur substantial costs to comply with the new regulations.

We also conduct investigations and remediation at some of our active and inactive facilities, and have assumed responsibility for environmental liabilities based on operations at sites formerly owned or operated by our predecessors or by us.

We accrue costs for environmental matters that have been identified when it is probable that these costs will be required and when they can be reasonably estimated. However, accruals for estimated costs, including, among other things, the ranges associated with our accruals for future environmental compliance and remediation, may be too low or we may not be able to quantify the potential costs. We may be subject to additional environmental liabilities or potential liabilities that have not been identified. We expect that we will continue to be subject to increasingly stringent environmental, health and safety laws and regulations. We anticipate that compliance with these laws and regulations will continue to require capital expenditures and operating costs, which could adversely affect our results of operations or financial condition.

Because our operations are conducted worldwide, they are inherently affected by risk.

As noted above in Item 1. “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe and Asia) was 34% in 2006, 33% in 2005 and 34% in 2004 of our total revenue during these periods. Long-lived assets of our foreign operations represented 32% in 2006, 31% in 2005 and 31% in 2004 of our total long-lived assets.

International operations are subject to risks, which include, but not limited to, the following:

•	Changes in local government regulations and policies, including, but not limited to foreign currency exchange controls or monetary policy; repatriation of earnings; expropriation of property; duty or tariff restrictions; investment limitations; and tax policies;

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.

POLYONE CORPORATION   9

Any of these events could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial condition or results of operations. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations that we may be subject to. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2006, we had goodwill of $287.0 million. We completed the annual impairment review required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), as of July 1, 2006 and determined that there was no impairment. However, the occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require us to perform another valuation analysis, as required under SFAS No. 142, for some or all of our reporting units prior to the next required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill, which could adversely impact our results of operations.

Lower investment performance by our pension plan assets may require us to increase our pension liability and expense.

Lower investment performance by our pension plan assets or a decline in investment grade bond interest rates could result in an increase in our defined benefit pension plan obligations. As a result, we may need to modify our capital expenditure plans to meet our obligations.

An inability to collect the remaining amounts owed to us from purchasers of our former businesses could adversely affect our results of operations or financial condition.

In the third quarter of 2004, we sold our Elastomers and Performance Additives business, and in February 2006 we sold our Engineered Films business. These transactions included seller financing, where we retained notes receivable for a portion of the purchase price that is owed to us. The ability to collect these funds from the purchasers of these businesses depends on the future results of operations, financial position and cash flows of the purchasers. The purchasers may not have the funds necessary to repay the principal and interest due to us on these notes when they become due, which could adversely affect our results of operations or financial condition.

The guarantee of our SunBelt joint venture’s debt could result in our having to pay the outstanding principal and interest if SunBelt cannot make these payments when due.

We guaranteed $67.0 million of SunBelt’s outstanding senior secured notes at December 31, 2006 in connection with the construction of a chlor-alkali facility. These notes mature in 2017. If SunBelt is unable to make the future payments required on this debt as they come due, it could result in our having to make those payments on SunBelt’s behalf, which could adversely impact our financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no outstanding or unresolved comments from the staff of the SEC.

10   POLYONE CORPORATION

ITEM 2. PROPERTIES

As of December 31, 2006, we operated facilities in the United States and internationally. We own substantially all of our facilities. During 2006, we made effective use of our productive capacity at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Following are the principal facilities of our segments:

	International Color and	North American
Vinyl Business	Engineered Materials	Color and Additives	Polymer Coating Systems

Long Beach, California
Terre Haute, Indiana
Louisville, Kentucky
Plaquemine, Louisiana
Avon Lake, Ohio
Pasadena, Texas
Niagara Falls, Ontario, Canada
Orangeville, Ontario, Canada
St. Remi de Napierville,
  Quebec, Canada
Cartagena, Colombia (joint
  venture)
Henry, Illinois
Pedricktown, New Jersey

Producer Services
Dyersburg, Tennessee
Seabrook, Texas
Clinton, Tennessee
Pudong (Shanghai), China
Shenzhen, China
Glostrup, Denmark
Cergy, France
Tossiat, France
Bendorf, Germany
Gyor, Hungary
Gaggenau, Germany
Pamplona, Spain
Angered, Sweden
Bangkok, Thailand
Suzhou, China
Jurong, Singapore
Istanbul, Turkey
Assesse, Belgium
Barbastro, Spain
Melle, Germany
Glendale, Arizona
Suwanee, Georgia
Elk Grove Village,
  Illinois
St. Peters, Missouri
Norwalk, Ohio
Lehigh, Pennsylvania
Vonore, Tennessee
Toluca, Mexico

North American Engineered
Materials

Avon Lake, Ohio
Macedonia, Ohio
Dyersburg, Tennessee
Valleyfield, Quebec,
  Canada
Los Angeles, California
Kennesaw, Georgia
St. Louis, Missouri
Sullivan, Missouri
Massillon, Ohio
North Baltimore, Ohio
Sussex, Wisconsin
Melbourne, Australia
Bolton, England
Shenzhen, China
Hyde, England
Widnes, England

PolyOne Distribution Facilities
Lemont, Illinois	Chesterfield Township, Michigan
Ayer, Massachusetts	Eagan, Minnesota
Massillon, Ohio	Hazelwood, Missouri
Rancho Cucamonga, California	La Porte, Texas
Statesville, North Carolina Denver, Colorado	Mississauga, Ontario, Canada

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The following lists information, as of February 28, 2007, about each of our executive officers, including his or her position with us as of that date and other positions held by him or her for at least the past five years. Executive officers are elected by our Board of Directors to serve one-year terms.

POLYONE CORPORATION   11

Stephen D. Newlin
Age: 54

Chairman, President and Chief Executive Officer, February 21, 2006 to date. President – Industrial Sector of Ecolab Inc. (a global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from 1998 to 2001 and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Board of Directors of Black Hills Corporation.

Bernard Baert
Age: 57

Vice President and General Manager, Colors and Engineered Materials, Europe and Asia, September 2000 upon formation of PolyOne, named Senior Vice President and General Manager, Colors and Engineered Materials, Europe and Asia, May 2006 to date. General Manager, Color Europe, M.A. Hanna Company, 1997 to August 2000.

Michael E. Kahler
Age: 49

Senior Vice President, Commercial Development, May 2006 to date. President, Process Technology Division, Alfa Laval Inc. (a global provider of heat transfer, separation and fluid handling products and engineering solutions) from January 2004 to March 2006. Group Vice President, Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from December 1999 to October 2002.

Michael L. Rademacher
Age: 56

Vice President and General Manager, PolyOne Distribution, September 2000 upon formation of PolyOne, named Senior Vice President and General Manager, PolyOne Distribution, May 2006 to date. Senior Vice President – Plastics Americas, M.A. Hanna Company, January 2000 to August 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.

Robert M. Rosenau
Age: 52

Vice President and General Manager, Vinyl Business, January 2003, named Senior Vice President and General Manager, Vinyl Business, May 2006 to date. General Manager, Extrusion Products, September 2000 to December 2002. General Manager, Custom Profile Compounds, The Geon Company, April 1998 to August 2000.

Wendy C. Shiba
Age: 56

Chief Legal Officer, November 2001 to date, and Vice President and Secretary, December 2001, named Senior Vice President, May 2006 to date. Vice President, Bowater Incorporated (a pulp and paper company), 1997 to November 2001, and Secretary and Assistant General Counsel, 1993 to November 2001.

Kenneth M. Smith
Age: 52

Chief Human Resources Officer, January 2003 to date, and Vice President and Chief Information Officer, September 2000 upon formation of PolyOne, named Senior Vice President and Chief Information Officer, May 2006 to date. Vice President, Information Technology, The Geon Company, May 1999 to August 2000, and Chief Information Officer, August 1997 to May 1999.

W. David Wilson
Age: 53

Vice President and Chief Financial Officer, September 2000 upon formation, named Senior Vice President May 2006 to date. Vice President and Chief Financial Officer, The Geon Company, May 1997 to August 2000.

12   POLYONE CORPORATION

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sale prices for our common stock, $.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated.

	2006 Quarters				2005 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Common stock price:
High	$8.76	$9.18	$9.89	$9.88	$6.57	$7.73	$9.40	$10.25
Low	$6.71	$7.70	$7.45	$6.31	$5.31	$5.75	$6.00	$8.05

As of February 20, 2007, there were 2,781 holders of record of our common stock.

Effective with the first quarter of 2003, we suspended payment of our quarterly dividend. Future declarations of dividends on common stock are at the discretion of the Board of Directors, and the declaration of any dividends will depend on, among other things, earnings, capital requirements and our financial condition. The Board of Directors has not declared any dividends on common stock since 2003. Additionally, the indenture governing our 10.625% senior notes due in 2010 and the agreements that govern our receivables sale facility contain restrictions that could limit our ability to pay future dividends.

ITEM 6.	SELECTED FINANCIAL DATA

(In millions, except per share data)	2006	2005	2004	2003	2002

Sales	$2,622.4	$2,450.6	$2,267.7	$2,048.1	$1,981.1
Operating income (loss)	$190.2	$140.3	$128.4	$(43.2)	$13.7
Income (loss) before discontinued operations and change in accounting	$125.9	$62.2	$27.6	$(134.7)	$(18.9)
Discontinued operations	(2.7)	(15.3)	(4.1)	(144.7)	13.7
Change in method of accounting	—	—	—	—	(53.7)

Net income (loss)	$123.2	$46.9	$23.5	$(279.4)	$(58.9)

Basic and diluted earnings (loss) per common share:
Before discontinued operations and change in method of accounting	$1.36	$0.68	$0.30	$(1.48)	$(0.21)
Discontinued operations	(0.03)	(0.17)	(0.04)	(1.59)	0.15
Change in method of accounting	—	—	—	—	(0.59)

Basic and diluted earnings (loss) per common share	$1.33	$0.51	$0.26	$(3.07)	$(0.65)

Dividends per common share	$—	$—	$—	$—	$0.25

Total assets	$1,773.6	$1,687.7	$1,746.5	$1,872.6	$1,997.5
Long-term debt, net of current portion	$567.7	$638.7	$640.5	$757.1	$492.2

In August 2004, we sold our Elastomers and Performance Additives business. This business was previously reported as a discontinued operation and is reflected as such in our historical results.

In February 2006, we sold 82% of our Engineered Films business. This business was previously reported as discontinued operations and is reflected as such in our historical results. The retained ownership of 18% is reported on the cost method of accounting and is reflected in the financial statements as such.

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

POLYONE CORPORATION   13

about the quality and potential variability of earnings and cash flows so that investors can judge the likelihood that past performance is indicative of future performance.

Business Overview

We are a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution with equity investments in manufacturers of PVC resin and its intermediates. Headquartered in Avon Lake, Ohio, with 2006 sales of $2.6 billion, we have manufacturing sites and distribution facilities in North America, Europe and Asia, and joint ventures in North America and South America. We employ approximately 4,600 people and sell more than 35,000 different specialty and general purpose products to over 10,000 customers in 35 countries. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).

Recent Developments

Sale of businesses and discontinued operations

In February 2006, we sold 82% of our Engineered Films business for $26.7 million. This business is presented as a discontinued operation in these financial statements. We maintain an 18% ownership interest in this business that is reflected in our 2006 financial statements on the cost basis of accounting. Unless otherwise noted, disclosures contained in this Annual Report on Form 10-K relate to continuing operations. For more information about our discontinued operations, see Note B to the Consolidated Financial Statements.

Purchase of businesses

In October 2006, we purchased the remaining 50% of our equity investment in DH Compounding Company from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. Our equity investment was previously reflected in the Consolidated Balance Sheets on the line “Investment in equity affiliates.” DH Compounding Company is now consolidated in our Consolidated Balance Sheet as of December 31, 2006, and the results of operations are included in our Consolidated Statement of Operations beginning October 1, 2006. DH Compounding is included in our Producer Services operating segment.

In October 2006, we announced that we had entered into a definitive agreement to acquire the vinyl compounding business and assets of Ngai Hing PlastChem Company Ltd., a subsidiary of NHH. In connection with this acquisition, we initiated the purchase of certain assets at a manufacturing facility in Dongguan, China with a deposit of $2.7 million. This acquisition is expected to be completed during the first half of 2007, subject to customary closing conditions.

Restructuring initiatives and facility closures

During the first quarter of 2006, we completed the closure of our Manchester, England color additives manufacturing facility to reduce costs and align capacity with market demand. Key customers product demand requirements were transitioned to other company facilities.

During the fourth quarter of 2006, we announced the relocation of our Commerce, California latex business to our Massillon, Ohio facility to better support the growth occurring in the latex business east of the Mississippi River. This transition will be completed in the first quarter of 2007 and resulted in charges related to employee separation and plant phaseout of approximately $0.5 million.

Sale of assets

During 2006, we sold previously closed facilities as part of our restructuring initiatives and cost reduction plans for a total of $8.7 million.

Results of Operations

Summary of Consolidated Results:

Income from continuing operations in 2006 improved by $63.7 million, or $0.69 per share, compared to 2005. Sales increased by 7% from 2005, primarily due to increased volume in our International Color and Engineered Materials, North American Color and Additives, North American Engineered Materials and Producer Services operating segments. Volume improvements in Europe resulted from regaining market share that was lost in 2005 and from general improvement in key economies. Asian volume was up due to new application developments and further penetration into key markets. Domestic volume growth resulted primarily from strong demand in packaging, custom injection molding, appliance, construction, and wire and cable markets. The sales increase was also driven by a shift in sales mix towards high value specialized applications, combined with higher selling prices that were required to offset higher raw material and energy costs.

Improved earnings were primarily the result of margin expansion as we increased selling prices in a high raw material and energy cost escalation environment combined with strong earnings from our equity affiliates. Also impacting the year-over-year comparison were a $22.9 million pre-tax asset impairment charge in the third quarter of 2005 related to a previously idled chlor-alkali facility at OxyVinyls and a $15.8 million reversal of our deferred tax valuation allowance in the fourth quarter of 2006.

14   POLYONE CORPORATION

(In millions)	2006	2005	2004

Sales:
Vinyl Business	$925.8	$926.7	$831.4
International Color and Engineered Materials	539.9	473.2	466.4
PolyOne Distribution	732.8	679.2	606.3
All Other	598.6	543.1	519.9
Corporate and eliminations	(174.7)	(171.6)	(156.3)

Total sales	$2,622.4	$2,450.6	$2,267.7

Net income:
Vinyl Business	$65.3	$59.8	$67.8
International Color and Engineered Materials	22.3	16.2	34.1
PolyOne Distribution	19.2	19.5	17.8
Resin and Intermediates	102.5	90.9	53.7
All Other	(0.2)	(4.5)	(0.4)
Corporate and eliminations	(18.9)	(41.6)	(44.6)

Operating income	190.2	140.3	128.4
Interest expense	(66.5)	(68.1)	(72.1)
Interest income	3.4	1.9	1.5
Premium on early extinguishment of long-term debt	(4.4)	—	(3.3)
Other expense, net	(2.8)	(5.3)	(13.2)

Income before income taxes and discontinued operations	119.9	68.8	41.3
Income tax benefit (expense)	6.0	(6.6)	(13.7)

Income before discontinued operations	125.9	62.2	27.6
Loss from discontinued operations, net of taxes	(2.7)	(15.3)	(4.1)

Net income	$123.2	$46.9	$23.5

Year-to-year changes in sales and operating income are discussed in the “Segment Information” section that follows. Segments are also discussed in detail in Note R to the Consolidated Financial Statements.

Selected Operating Costs:

Selected operating costs, expressed as a percentage of sales, are as follows:

	2006	2005	2004

Cost of sales	87.0%	87.9%	85.3%
Selling and administrative costs	7.7%	7.3%	9.2%

Cost of Sales – These costs include raw materials, plant conversion and distribution charges. As a percentage of sales, these costs declined in 2006 compared to 2005 primarily from the full year effect of efforts to increase our selling prices to pass on higher raw material, distribution and utility costs, as well as the effect of our specialization strategy to increase new higher value business. Cost of sales increased in 2005 from 2004 levels primarily as a result of raw material, transportation and energy cost increases that were not fully offset by selling price increases and manufacturing cost reduction initiatives.

Selling and Administrative – These costs generally include selling, technology and general and administrative charges. Selling and administrative costs increased in 2006 compared to 2005 from higher share-based compensation and incentive costs and increased investment in commercial resources and capabilities, partially offset by a higher benefit in 2006 than 2005 from legal and other related settlements. Selling and administrative costs declined in 2005 compared to 2004 from lower incentive costs combined with a higher benefit in 2005 compared to 2004 from legal and other related settlements.

Employee Separation and Plant Phaseout – These costs represent severance, employee outplacement, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from the consolidation of operations, restructuring initiatives and executive separation agreements. For more information about our employee separation and plant phaseout activities, see Note E to the Consolidated Financial Statements.

Asset Impairments – These charges are to adjust the carrying values of intangible assets and other investments to expected net future cash flows resulting from an evaluation that we perform each year-end, or more often when indicators of impairment exist. These non-cash charges will not result in future cash expenditures.

(In millions)	2006	2005	2004

Internet investments	$—	$0.2	$0.2
Community development investments	0.2	0.2	0.3
Customer contract – lower profit expectations	—	—	3.3

	$0.2	$0.4	$3.8

Environmental Remediation at Inactive Sites – These costs represent those charges associated with environmental remediation costs for manufacturing facilities that we either no longer own or that we closed in prior years. We increased our reserves in 2006 based on increased estimates for future remediation at one site that we no longer own. We increased our reserves significantly in 2004 to reflect a reduction in expected recoveries from an insurance company whose policies now only service remaining liabilities for groundwater remediation costs at a site that we no longer own and to recognize an increase over previous cost estimates for a remedial action work plan at an inactive site.

Other Components of Income and Expense:

Following are discussions of significant components of income and expense that are presented below the line “operating income.”

Interest Expense – The decrease in interest expense from year to year is largely the result of lower average borrowing levels. Payment of maturing debt and voluntary repurchases of debt are

POLYONE CORPORATION   15

the main reasons for the continued decline in debt. Included in interest expense in 2006 and 2004 were charges of $0.8 million and $0.2 million, respectively, to write off deferred debt issuance costs that resulted from the early extinguishment of long-term debt.

In the second and fourth quarters of 2006, we repurchased $15.0 million and $43.6 million, respectively, of our 10.625% senior notes. The following table presents the quarterly average of short- and long-term debt for the past three years and the related interest expense:

(In millions)	2006	2005	2004

Short-term debt	$5.6	$4.5	$2.1
Current portion of long-term debt	12.5	35.2	34.4
Long-term debt	610.8	639.5	716.8

Quarterly average	$628.9	$679.2	$753.3

Interest expense	$66.5	$68.1	$72.1

Premium on Early Extinguishment of Long-term Debt — Cash expense from the repurchase of $58.6 million aggregate principal amount of our 10.625% senior notes in 2006 was $4.4 million. Cash expense from the repurchase of $67.0 million aggregate principal amount of our medium-term notes and bank debentures in 2004 was $3.3 million.

Other Expense, Net – Finance costs associated with our receivables sale facility, foreign currency gains and losses, retained post-employment benefit costs from previously discontinued operations and other miscellaneous items are as follows:

(In millions)	2006	2005	2004

Currency exchange loss	$(1.3)	$(0.1)	$(3.0)
Foreign exchange contracts gain (loss)	1.1	0.6	(1.1)
Discount on sale of trade receivables	(1.9)	(5.5)	(6.1)
Retained post-employment benefit costs related to previously discontinued operations	—	(1.3)	(3.6)
Other income (expense), net	(0.7)	1.0	0.6

	$(2.8)	$(5.3)	$(13.2)

The decline in the discount on sale of trade receivables in 2006 compared to 2005 was primarily from the lower average balance of receivables that were sold during 2006.

Income Tax Expense – The income tax expense (benefit) for 2006, 2005 and 2004, including changes in the deferred tax valuation allowance, is summarized as follows:

(In millions)	2006	2005	2004

Tax expense prior to valuation allowance	$54.1	$27.9	$8.6
Valuation allowance	(60.1)	(21.3)	5.1

Total tax (benefit) expense	$(6.0)	$6.6	$13.7

In calculating the tax expense or benefit prior to changes in the valuation allowance, the effect of the repatriation of foreign dividends was the principal cause of the difference between the effective and statutory tax rate for 2006 and 2005. For 2004, the difference between the effective and statutory tax rate was principally the tax rates of foreign operations.

The deferred tax valuation allowance was recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires a company to evaluate its deferred tax assets for recoverability. This evaluation process is based upon the company’s ability to demonstrate future taxable income that would result in utilization of those assets. As a result of a review in the fourth quarter of 2003, we determined that it was more likely than not that the majority of our deferred tax assets were impaired and, accordingly, a valuation allowance was recorded.

Subsequent to 2003, the valuation allowance was either increased to offset the creation of additional deferred tax assets, as was the case in 2004, or reduced for use of deferred tax assets in 2005 and 2006. In 2006, the valuation allowance was reduced by $75.5 million as a result of the following factors: a) $44.3 million for the utilization of net operating loss carryforwards; b) $15.4 million associated with changes in accumulated other comprehensive income related to the pension and post-retirement health care liabilities; and c) $15.8 million associated with our determination that it is now more likely than not that the deferred tax assets will be realized. The domestic deferred tax valuation allowance was $0 at December 31, 2006.

The resulting tax expense for the years ended December 31, 2006, 2005 and 2004 includes foreign, state and alternative minimum tax. Income taxes are discussed in detail in Note P to the Consolidated Financial Statements.

Loss from Discontinued Operations, Net of Income Taxes – Discontinued operations are discussed in detail in Note B to the Consolidated Financial Statements. The loss from discontinued operations included a pre-tax benefit of $0.2 million in 2005 and a pre-tax charge of $7.5 million in 2004 for employee separation and plant phaseout costs from restructuring initiatives and closing certain manufacturing facilities of the Engineered Films and Elastomers and Performance Additives businesses.

As required by generally accepted accounting principles in the United States, the losses from discontinued operations, shown below, do not include any depreciation or amortization expense.

16   POLYONE CORPORATION

(In millions)	2006	2005	2004

Sales:
Elastomers and Performance Additives	$—	$—	$220.1
Engineered Films	9.6	119.6	125.7

	$9.6	$119.6	$345.8

Pre-tax income from operations:
Elastomers and Performance Additives	$—	$—	$17.2
Engineered Films	0.4	0.5	0.6

	0.4	0.5	17.8
Pre-tax charges to adjust net assets of businesses held for sale to projected net sale proceeds:
Elastomers and Performance Additives	—	(0.7)	(17.0)
Engineered Films	(3.1)	(15.1)	(4.3)

	(2.7)	(15.3)	(3.5)
Income tax expense (net of valuation allowance)	—	—	(0.6)

Loss from discontinued operations	$(2.7)	$(15.3)	$(4.1)

Segment Information:

2006 compared with 2005:

(In millions)	2006	2005	Change	% Change

Sales:
Vinyl Business	$925.8	$926.7	$(0.9)	0%
International Color and Engineered Materials	539.9	473.2	66.7	14%
PolyOne Distribution	732.8	679.2	53.6	8%
All Other	598.6	543.1	55.5	10%
Corporate and eliminations	(174.7)	(171.6)	(3.1)	2%

	$2,622.4	$2,450.6	$171.8	7%

Operating income (loss):
Vinyl Business	$65.3	$59.8	$5.5
International Color and Engineered Materials	22.3	16.2	6.1
PolyOne Distribution	19.2	19.5	(0.3)
Resin and Intermediates	102.5	90.9	11.6
All Other	(0.2)	(4.5)	4.3
Corporate and eliminations	(18.9)	(41.6)	22.7

	$190.2	$140.3	$49.9

	2006	2005	Change

Operating income (loss) as a percentage of sales:
Vinyl Business	7.1%	6.5%	0.6%points
International Color and Engineered Materials	4.1%	3.4%	0.7%points
PolyOne Distribution	2.6%	2.9%	(0.3)%points
All Other	0.0%	(0.8)%	0.8%points
Total	7.3%	5.7%	1.6%points

Effective with the first quarter of 2006, our operating and reportable segments changed. The Producer Services operating segment was formed at the start of 2006 from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, the North American Color and Additives operating segment no longer meets, nor is expected to meet, any of the quantitative thresholds that would require separate disclosure as a reportable segment, and, accordingly, it is included in the All Other segment. The new Producer Services operating segment also does not meet, nor is expected to meet, any of these quantitative thresholds, and, as a result, it is also included in the All Other segment. Effective with the fourth quarter of 2006, the former Specialty Resins operating segment was subsumed into the former Vinyl Compounds operating segment to create the new Vinyl Business operating and reportable segment. Segment information for prior periods has been reclassified to conform to the 2006 presentation.

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

Vinyl Business sales were flat in 2006 compared to 2005 as higher average selling prices offset 6% lower volume. Selling prices at the beginning of 2006 reflected the increases that we realized in the fourth quarter of 2005. Volume was down as a result of slower building and construction market demand in the second half of 2006 compared with the unusually high demand in the second half of 2005 due to the rebuilding activities that were created in the wake of Hurricanes Katrina and Rita. Also negatively impacting 2006 volume was greater competition from overseas suppliers who increased their market share, largely in flooring applications,

POLYONE CORPORATION   17

in the second half of 2005. Operating income increased $5.5 million primarily from price-driven margin improvements.

International Color and Engineered Materials sales increased 14% due primarily to the strengthening of foreign economies and an improvement in our customer portfolio. Sales in Europe increased from recapturing market share , increased sales of higher margin specialty products in the wire and cable and automotive markets, continued growth in Eastern European countries and strong results in the packaging market. Sales in Asia increased primarily from growth in the higher-margin appliance and electrical and electronics markets, the introduction of new product lines and the development of the South Korean market. In addition, favorable currency exchange rates contributed approximately $4.8 million to the sales increase. Volume also rose 14% in 2006. Operating income increased $6.1 million, or 38% from 2005, primarily as a result of higher volume, a shift in mix to higher-margin products and an increase in selling prices. Differences in average currency exchange rates did not materially impact earnings.

PolyOne Distribution’s sales increased 8% led by an increase in selling prices and, to a lesser extent, a 1% increase in volume. The increase in selling prices was driven by both passing through increases from our supplier base and from a shift in mix towards higher-priced engineered products. The change in volume was a result of gains from our National Account programs that were mostly offset by a softening demand in the building and construction and automotive markets in the second half of 2006. Operating income decreased $0.3 million in 2006 due to increased investment in commercial resources. Hurricanes Katrina and Rita caused a surge in demand in 2005 that temporarily increased selling prices and margins, both of which have returned to normalized levels in 2006 as demand has softened.

Resin and Intermediates operating income increased $11.6 million, or 13%, over 2005. OxyVinyls’ equity earnings increased $4.6 million primarily due to higher industry average PVC resin and VCM price spreads over raw material costs. SunBelt’s equity earnings increased $6.6 million due to higher selling prices for chlorine and caustic soda that were driven by strong demand.

The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. Sales in aggregate were up 10% from a higher value sales mix and higher shipment volumes.

North American Colors and Additives sales improved 2% due to higher average selling prices and a 4% increase in volume. The increase in sales was a result of higher selling prices to recapture increases in raw material costs as well as the result of improvements in manufacturing and new technologies. The volume increases were in the packaging, custom injection molding and profile extrusion markets.

North American Engineered Materials sales increased 19% from a resurgence in the wire and cable market and continued improvement in the general purpose product lines. In addition, we expanded our market position as a leading compounder of specialized formulations and materials. New technology platforms have been introduced that complement our new plant established to focus on specialized compounding. Increases in commercial resources have and will continue to create better leverage for our domestic and global capabilities to meet customer needs.

Producer Services sales increased 24% from continued strong demand in the pipe market, penetration of new markets and new business resulting from the acquisition of the remaining 50% interest in DH Compounding Company in the fourth quarter of 2006. The acquisition of DH Compounding Company enabled us to offer a broader range of blends and alloys materials that serve the medical, food and consumer markets.

Polymer Coating Systems sales increased 5% in 2006 compared to 2005 from increased sales of higher-priced products such as inks and specialty colorants, the introduction of new products, higher selling prices, and continued growth in China. These sales increases were partially offset by a decline in volume. Volume decreased due to a combination of slower order patterns at existing customers and the conclusion of several large automotive programs at the end of 2005.

Operating income in 2006 for the All Other segment improved $4.3 million compared to 2005.

Corporate and eliminations expense of $18.9 million in 2006 was $22.7 million lower than in 2005. The primary drivers of this improvement include the elimination of charges in 2006 related to the impairment of a previously idled facility at OxyVinyls that amounted to $22.9 million in 2005; an increase of $14.5 million in 2006 for benefits received from insurance and legal settlements and changes to the related reserves; and a net charge of $0 in 2006 as compared to $5.5 million in 2005 related to employee separation and plant phaseout costs. These improvements were partially offset by increases in share-based compensation and employee incentive costs of $9.5 million; pension costs of $4.0 million; administrative personnel costs of $3.0 million; and net insurance costs of $2.7 million.

18   POLYONE CORPORATION

2005 compared with 2004:

(In millions)	2005	2004	Change	% Change

Sales:
Vinyl Business	$926.7	$831.4	$95.3	11%
International Color and Engineered Materials	473.2	466.4	6.8	1%
PolyOne Distribution	679.2	606.3	72.9	12%
All Other	543.1	519.9	23.2	4%
Corporate and eliminations	(171.6)	(156.3)	(15.3)	10%

	$2,450.6	$2,267.7	$182.9	8%

Operating income (loss):
Vinyl Business	$59.8	$67.8	$(8.0)
International Color and Engineered Materials	16.2	34.1	(17.9)
PolyOne Distribution	19.5	17.8	1.7
Resin and Intermediates	90.9	53.7	37.2
All Other	(4.5)	(0.4)	(4.1)
Corporate and eliminations	(41.6)	(44.6)	3.0

	$140.3	$128.4	$11.9

	2005	2004	Change

Operating income (loss) as a percentage of sales:
Vinyl Business	6.5%	8.2%	(1.7)% points
International Color and Engineered Materials	3.4%	7.3%	(3.9)% points
PolyOne Distribution	2.9%	2.9%	—
All Other	(0.8)%	(0.1)%	(0.7)% points
Total	5.7%	5.7%	—

Vinyl Business sales were up 11% driven by higher average selling prices from efforts to recapture increases in the cost of resin and non-resin raw materials. Volume was down 4% due to softer demand in virtually all markets except custom extrusions and fittings. The majority of our customers experienced softer market conditions, which negatively affected their demand for our products. This decline in volume was partially offset by new business obtained in custom extrusion and wire and cable applications. Operating income fell $8.0 million primarily from the volume decline and higher raw material and energy costs.

International Color and Engineered Materials sales increased by 1% from higher average selling prices from efforts to recapture raw material cost increases, combined with favorable Euro to U.S. dollar currency exchange rates totaling approximately $3 million. The sale of the Melos rubber granules business negatively affected the year-over-year revenue comparison by 3 percentage points. Volume declined 11% in 2005 compared to 2004. The May 2004 sale of the Melos rubber granules business accounted for 9 percentage points of the 11% year-over-year volume decline. The balance of the volume decline was primarily the result of weakness in demand for certain engineered materials applications and a general weakness in European plastics markets that was partially offset by higher volume in Asia. In the second quarter of 2005, we began operations at our new manufacturing facility in Shenzhen, China. This plant manufactures engineered material compounds, color compounds and plastisol inks. The sales and operating income associated with plastisol inks are reported within the All Other segment. Operating income declined by $17.9 million largely reflecting increased competition experienced in the European engineered materials markets. Energy-related operating costs negatively affected earnings, and selling price increases did not fully offset strong raw material cost increases. The sale of Melos negatively impacted 2005 earnings compared with 2004 by $1.1 million.

PolyOne Distribution’s sales were up 12% driven by selling price increases and a shift in product mix toward higher-priced products. Volume declined 2%, primarily in commodity resins, which was consistent with the general softening across the North American plastics industry during the second quarter. Operating income improved by $1.7 million. The effect of lower volumes and material cost increases were offset by higher selling prices.

Resin and Intermediates operating income increased $37.2 million primarily as a result of a $29.0 million increase in SunBelt’s earnings contribution and a $6.1 million increase from OxyVinyls. OxyVinyls benefited from higher industry average PVC resin and VCM product spreads that resulted from favorable supply and demand dynamics and improved chlor-alkali profitability as compared to 2004. This benefit was tempered in the third quarter of 2005 by the adverse impact of the combination of hurricane-related production interruptions and significant increases in ethylene and natural gas costs. SunBelt’s earnings improvement was largely from significantly higher combined selling prices for chlorine and caustic soda that were driven by favorable supply and demand dynamics.

The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. Sales improved 4% despite a 4% decline in volume. The Producer Services operating segment was formed at the start of 2006 from portions of the North American Color and Additives and North American Engineered Materials operating segments. As such, data for Producer Services for 2004 is not available, preventing a comparison of results between 2005 and 2004 for this operating segment. Therefore, the following discussion combines these three operating segments, North American Color and Additives, North American Engineered Materials and Producer Services, for purposes of comparing 2005 results with 2004. Polymer Coating Systems, the other operating segment within the All Other segment, was not affected.

Sales for the North American Color and Additives, North American Engineered Materials and Producer Services operating

POLYONE CORPORATION   19

segments were up by 6% in 2005 compared to 2004 despite a 4% decline in volume. The decline in volume resulted from lower demand in the packaging, pipe and fittings, film applications, and general purpose and contract manufactured automotive applications markets, partially offset by an increase in volume in the construction market. Higher average selling prices that resulted from efforts to recapture raw material cost increases, combined with a shift in product mix towards higher value-added products, drove the sales increase.

Polymer Coating Systems sales were up 2%, though volume was down 6% primarily due to a decline in automotive demand caused by reduced production schedules and platform build-outs. Some customers with their own compounding capability also decided to bring the manufacture of a portion of their plastisol requirements in-house, which reduced our volume. Higher average selling prices drove the sales increase.

Operating income in 2006 for the All Other segment decreased by $4.1 million primarily due to a lower volume and from higher polyethylene and additives raw material costs that were not fully recaptured in price increases due to competitive pressures.

Corporate and eliminations expense of $41.6 million in 2005 was $3.0 million lower than in 2004. The primary drivers for this improvement include a net decrease of $12.7 million as a result of decreases in legal and insurance reserves combined with legal settlements; a decrease in net environmental costs of $7.8 million associated with inactive or formerly owned sites; a decrease of $5.3 million in share-based compensation and employee incentive costs; a decrease in pension costs of $3.4 million; and the elimination of the loss on sale of assets of $5.9 million that occurred in 2004. These improvements were not fully offset by the recognition of a charge of $22.9 million related to the impairment of a previously idled facility at OxyVinyls in 2005 and an increase of $6.9 million in charges related to employee separation and plant phaseout activities in 2005 compared to 2004.

Impact of Inflation

Although inflation has slowed in recent years, we believe it remains a factor in our economy and we continually seek ways to lessen its impact. Toward that end, we deploy three primary mitigating strategies: a) within the context of competitive markets, we offset higher raw material and energy costs by increasing the prices of our products to customers over time; b) we are improving our ability to sell higher valued specialized materials, services and solutions to our customers where price is determined by value received by the customer rather than by changes to cost inputs; and c) we are implementing specific efficiency programs such as Lean Six Sigma, energy conservation initiatives, and inventory and distribution cost optimization programs, that are expected to lower our delivered cost of product to customers, helping to negate portions of the detrimental effect of inflation.

Additionally, we use the last-in, first-out (LIFO) method of accounting for 43% of our inventories and the first-in, first-out (FIFO) or average cost method for the remainder. Under the LIFO method, the cost of products sold that are reported in the financial statements approximates current costs, providing a better match of current period revenue and expenses. Charges to operations for depreciation represent the allocation of historical costs incurred over past years and are lower than if they were based on the current cost of the productive capacity that is being consumed.

Critical Accounting Policies and Estimates

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

Sales Discounts and Rebates — Sales discounts and rebates are offered to certain customers to promote customer loyalty and to encourage greater product sales. These programs provide customers with credits against their purchases if they attain pre-established volumes or revenue milestones for a specific period. We estimate the provision for rebates based on the specific terms of each agreement at the time of shipment and an estimate of the customer’s future achievement of the respective volume or revenue milestones. The actual amounts earned can differ from these estimates. In the past, the actual amounts earned by our customers have not differed materially from our estimates.

Allowance for Doubtful Accounts — Allowances for doubtful accounts are determined based on estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions about their future collectibility. Our assumptions are based on an individual assessment of each customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. We regularly analyze significant customer accounts and record a specific reserve to reduce the related receivable to the amount we reasonably believe is collectible when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also record reserves for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, economic conditions and our historical experience. If circumstances related to specific customers change, our estimates of the collectibility of receivables may be adjusted further. In the past, the actual losses incurred have differed from our estimates

20   POLYONE CORPORATION

primarily as a result of unforeseen bankruptcy filings by our customers.

Environmental Accrued Liability — Based upon estimates prepared by our environmental engineers and consultants, we have $59.5 million accrued at December 31, 2006 to cover probable future environmental remediation expenditures. We do not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on our capital expenditures, consolidated financial condition, results of operations or cash flow beyond the amount accrued. This accrual represents our best estimate of the remaining probable remediation costs based upon information and technology currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. Changes during the past five years have primarily resulted from an increase in the estimate of future remediation costs at existing sites and payments made each year for remediation costs that were already accrued.

For more information about our environmental liabilities, see Note N to the Consolidated Financial Statements.

Asbestos-Related Claims — We have been named in various lawsuits involving multiple claimants and defendants for alleged asbestos exposure in the past by, among others, workers and contractors and their families at plants owned by us or our predecessors, or on board ships owned or operated by us or our predecessors. We have reserves totaling $0.5 million as of December 31, 2006 for asbestos-related claims that are probable and estimable. We believe that the probability is remote that losses in excess of the amounts we have accrued could be materially adverse to our financial condition, results of operations or cash flows. This belief is based on our ongoing assessment of the strengths and weaknesses of the specific claims and our defenses and insurance coverage available for these claims, as well as the probability and expected magnitude of reasonably anticipated future asbestos-related claims. Our assessment includes: whether the pleadings allege exposure to asbestos, asbestos-containing products or premises exposure; the severity of the plaintiffs’ alleged injuries from exposure to asbestos or asbestos-containing products and the length and certainty of exposure on our premises, to the extent disclosed in the pleadings or identified through discovery; whether the named defendant related to us manufactured or sold asbestos-containing products; the outcomes of cases recently resolved; and the historical pattern of the number of claims. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate. The amount of this accrual has not materially changed over the past several years.

Restructuring-Related Accruals — Since PolyOne was formed in 2000, we have recorded accruals for charges in connection with restructuring our businesses, as well as integrating acquired businesses. These accruals include estimates related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations and the value of assets such as property, plant and equipment, and inventories. Actual amounts could differ from the original estimates, and have differed in the past primarily from differences between estimated and actual net proceeds received upon the sale of property, plant and equipment.

Restructuring-related accruals are reviewed on a quarterly basis and changes to these accruals are made when changes to plans occur. Changes to restructuring plans for existing businesses are recorded as employee separation and plant phaseout costs in the period when the change occurs.

For more information about our restructuring activities, see Note E to the Consolidated Financial Statements.

Goodwill — Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and intangible assets. These tests must be done at least once a year, and more frequently if an event or circumstance indicates that an impairment or a decline in value may have occurred. We test for goodwill impairment on July 1 of each year. The goodwill impairment test is a two-step process, which requires us to make judgments about the assumptions that we use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data from within a consistent industry grouping, and the cost of capital. We compare these estimated fair values with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value.

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

Income Taxes — Estimates of full year taxable income are used in the tax rate calculations for the legal entities and jurisdictions in which we operate throughout the year and these estimates may change during the year to reflect evolving facts and circumstances. During the year, we use judgment to estimate our income

POLYONE CORPORATION   21

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

As a result of our conclusions at December 31, 2006, we recorded a $75.5 million reversal of our valuation allowance. This amount is comprised of $44.3 million for the current year utilization of net operating loss carryforwards, $15.4 million associated with changes in accumulated other comprehensive income related to pension and post-retirement health care benefit liabilities and a $15.8 million reversal of the valuation allowance associated with our determination that it is more likely than not that the deferred tax asset will be realized.

In addition, the calculation of tax liabilities deals with uncertainties in applying complex tax regulations in a large number of jurisdictions. We recognize potential liabilities for anticipated tax audit issues based on our estimate of the extent to which additional taxes may be due. To the extent we prevail in matters for which accruals have been established, or are required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period may be materially impacted.

For more information about our income taxes, see Note P to the Consolidated Financial Statements.

Pensions and Post-retirement Benefits — Effective December 31, 2006, we adopted SFAS No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of defined benefit post-retirement plans in their balance sheets. This is measured as the difference between the fair value of plan assets and the benefit obligation of the plans (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The change in the funded status of the plans must be recognized in the year in which the change occurs through accumulated other comprehensive income.

Prior to the adoption of SFAS No. 158, we accounted for our defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment to this liability was recorded as a non-cash charge to accumulated other comprehensive income within shareholders equity. SFAS No. 106 required that the liability that was recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, any change in the funded status was not immediately recognized. Instead, they were deferred and recognized ratably over future periods. Upon adoption of SFAS No. 158, we recognized the amounts of prior changes in the funded status of our post-retirement benefit plans through accumulated other comprehensive income. As a result, the net impact of accounting for SFAS No. 158 was an increase of $6.4 million on a pre-tax basis and a decrease of $0.4 million on an after-tax basis to our accumulated other comprehensive loss. In addition, we recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record our proportionate share of OxyVinyls’ adoption of SFAS No. 158.

The adoption of SFAS No. 158 had no impact on our consolidated statements of operations for the year ended December 31, 2006 or for any prior period. Also, the adoption of SFAS No. 158 does not affect any financial covenants contained in the agreements governing our debt and our receivables sale facility and is not expected to affect operating results in future periods.

We have several pension plans, of which only two continue to accrue benefits for certain U.S. employees. These two plans generally provide benefit payments using a formula that is based upon employee compensation and length of service. Length of service for determining benefit payments was frozen as of December 31, 2002. All U.S. defined-benefit pension plans are closed to new participants. Regarding our other post-employment benefit plans, only certain employees hired prior to December 31, 1999 are eligible to participate.

Included in our results of operations are significant pension and post-retirement benefit costs that we measure using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, when making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions.

To develop our discount rate, we consider the yields of high-quality, fixed-income investments with maturities that correspond to the timing of our benefit obligations. To develop our expected return

22   POLYONE CORPORATION

on plan assets, we consider our historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we consider the duration of the plan liabilities and give more weight to equity investments than to fixed-income securities. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have increased or decreased our 2006 net pension and post-retirement expense by approximately $2.0 million. Likewise, a 0.5 percentage point increase or decrease in the expected return on plan assets would have increased or decreased our 2006 net pension cost by approximately $1.9 million.

Market conditions and interest rates significantly affect the value of future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to the volatility of market conditions. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have increased or decreased accumulated other comprehensive income and the related pension and post-retirement liability by approximately $35 million as of December 31, 2006.

The rate of increase in medical costs that we assume for the next five years was held constant with prior years to reflect both our actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Holding all other assumptions constant, a 0.5 percentage increase or decrease in the health care cost trend rate would have increased or decreased our 2006 net periodic benefit cost by $0.2 million and our accumulated other comprehensive income and the related post-retirement liability by approximately $2.8 million as of December 31, 2006.

For more information about our pensions and post-retirement benefits, see Note M to the Consolidated Financial Statements.

Share-Based Compensation — Prior to January 1, 2006, as provided under SFAS No. 123, we applied APB No. 25 and related interpretations to account for our share-based compensation plans. Under APB No. 25, compensation expense was recognized for stock option grants if the exercise price of the grant was below the fair value of the underlying stock at the measurement date. On January 1, 2006, we adopted SFAS No. 123(R), which requires us to recognize compensation expense based on the fair value on the date of the grant. We are using the modified prospective transition method, which does not require prior period financial statements to be restated. The impact on pre-tax earnings from adopting SFAS No. 123(R) for the year ended December 31, 2006 was a charge of $2.5 million.

The option-pricing model that we used to value the stock appreciation rights granted during 2006 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Expected volatility was set at the average of the six-year historical weekly volatility for our common stock and the implied volatility rates for exchange-traded options. The expected term of options that were granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year based on our historical experience.

For more information on the adoption and impact of SFAS No. 123(R), see Note C and Note Q to the Consolidated Financial Statements.

Contingencies — We are subject to various investigations, claims, and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings that we judge to be probable and estimable has been accrued. The actual amounts resulting from these matters can differ from our estimates.

New Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the provisions of FIN 48; however, the adoption is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted SFAS No. 158 on December 31, 2006, which resulted in an increase of $6.4 million on a pre-tax basis and a decrease of $0.4 million on an after-tax basis on our accumulated other comprehensive loss. We also recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record our proportionate share of OxyVinyls’ adoption of SFAS No. 158. The adoption of SFAS No. 158 will have no effect on our compliance with

POLYONE CORPORATION   23

the financial covenants contained in the agreements governing our debt and our receivables sale facility, and is not expected to affect our operating results in future periods. For further discussion of the impact of the adoption of SFAS No. 158, see Note M to the Consolidated Financial Statements.

Cash Flows

Detail about cash flows can be found in the Consolidated Statement of Cash Flows. The following discussion focuses on the material components of cash flows from operating, investing and financing activities.

Operating Activities — In 2006, our operations provided $111.7 million of cash. The primary sources of cash were: profitable business operations; a decline in accounts receivable due to lower sales levels at the end of 2006 compared with the prior year; and cash distributions that we received from our equity investments. Primary uses of cash included: cash payments for interest and income taxes; an increase in inventories due to the slower than expected sales volume at the end of the year; and a decrease in accounts payable at the end of the year. Cash used by discontinued operations was $0.1 million.

In 2005, our operations provided $63.7 million of cash. Primary sources of cash were: profitable business operations; a decline in inventories from improved inventory turnover; an increase in accounts payable due to higher purchasing levels to support higher sales levels at the end of the year compared to the prior year; cash distributions that we received from our equity investments; and short-term borrowings under our receivables sale facility. Primary uses of cash were: cash payments for environmental remediation at inactive sites; cash payments for interest and income taxes; an increase in accounts receivable due to higher sales levels at the end of the year compared to the prior year; and the payment of employee bonuses that had been accrued at the end of 2004 that were greater than those that were accrued at the end of 2005. Cash provided by discontinued operations was $1.8 million.

In 2004, our operations used $20.6 million of cash. Primary sources of cash were: profitable business operations; an increase in accounts payable due to a higher purchasing levels to support higher sales levels at the end of the year compared to the prior year, combined with longer payment terms; and cash distributions that we received from our equity investments. Primary uses of cash were: cash payments for employee separation and plant closure initiatives; cash payments for interest and income taxes; an increase in accounts receivable due to higher sales levels at the end of the year compared to the prior year; the repayment of short-term borrowings under our receivables sale facility; and a $65 million voluntary contribution to a defined-benefit pension plan. Cash provided by discontinued operations was $5.9 million.

Working capital management

Our working capital management focus is on three metrics that we believe are the most critical to maximizing cash provided by operating activities. These three metrics measure the number of days of sales in receivables (DSO), and the days of cost of goods sold in inventories (DSI) and accounts payable (DSP). These metrics allow us to better understand the total dollar changes in the three dollar components of working capital by isolating the effects of sales and production levels in the business versus management’s efforts to drive more efficient use of company funds.

The following table presents our working capital metrics and the impact of changes in efficiency and volume on accounts receivable, inventories and accounts payable:

	2006	2005	2004

Accounts receivable DSO	50.7	51.4	52.8
Inventories DSI	44.0	43.7	45.9
Accounts payable DSP	(41.7)	(40.2)	(44.1)

Average annual net days	53.0	54.9	54.6

Change in net days from prior year end	1.9	(0.3)

Compared to 2005, 2006 average annual net days improved 1.9 days as management initiatives around working capital demonstrated continued improvement. Comparing 2005 versus 2004, DSO and DSI performance improved 3.6 days collectively, offset by a less favorable performance in DSP.

(In millions)	2006	2005

Cash provided (used) by
Accounts receivable	$23.0	$(23.6)
Inventories	(39.6)	9.3
Accounts payable	(17.2)	13.0

	$(33.8)	$(1.3)

Impact of change in net days	$20.4	$36.8
Impact of change in sales and production levels	(54.2)	(38.1)

	$(33.8)	$(1.3)

From December 31, 2005 to December 31, 2006, $33.8 million of cash was consumed in working capital investment driven by higher inventories and lower payables. Year-end 2005 demand was significantly above typical seasonal levels and caused a larger than expected reduction in inventories reflecting heightened customer demand following the severe storms in the U.S. Gulf Coast. Conversely, at the end of 2006, demand softened resulting in a relatively higher year-end inventory levels. The decline in accounts payable was due to lower purchases during December of 2006.

Higher sales levels during 2005 used $38.1 million of cash from operating activities to fund the increase in sales from 2004 to 2005. Effective working capital programs, however, resulted in a minimal overall increase of 0.3 net days outstanding over the same time period. This contributed $36.8 million to cash provided by operating activities, holding the increase in our total investment in receivables, inventory and payables from the effect of higher sales levels to a minimum.

Investing Activities — In 2006, we used $16.8 million for investing activities, primarily for capital spending in support of

24   POLYONE CORPORATION

manufacturing operations. This use of cash was partially offset by the proceeds from the sale of our Engineered Films business. Capital spending in 2006 as a percentage of depreciation was 75%. Cash used by discontinued operations was $0.2 million.

In 2005, we used $24.2 million for investing activities, reflecting capital spending in support of manufacturing operations, the purchase of the remaining 16% of Star Color, a Thailand-based color and additives business, and the purchase of certain assets of Novatec Plastics Corporation. Star Color is included in our International Color and Engineered Materials segment, and Novatec’s assets are included in our Vinyl Business segment. This capital spending was partially offset by proceeds that we received from the sale of previously closed facilities. Capital spending as a percentage of depreciation was 67% in 2005. Cash used by discontinued operations was $1.7 million.

In 2004, we generated $106.8 million from investing activities, largely from the sale of our Elastomers and Performance Additives business and our European Melos rubber granules business. Melos was formerly included in our International Color and Engineered Materials segment. Elastomers and Performance Additives was a separate segment that was reclassified as a discontinued operation as of December 31, 2003. This cash generation was partially offset by capital spending in support of manufacturing operations and the acquisition of the North American distribution business of ResinDirect LLC, which is included in our PolyOne Distribution segment. Capital spending as a percentage of depreciation in 2004 was 51%. Cash used by discontinued operations was $4.6 million.

Financing Activities — Cash used by financing activities in 2006, 2005 and 2004 was primarily for the extinguishment of debt.

Discontinued Operations — Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statements of Cash Flows. The absence of future cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Balance Sheets

The following discussion focuses on material changes in balance sheet line items from December 31, 2005 to December 31, 2006 that are not discussed in the preceding “Cash Flows” section.

Other non-current assets — The increase of $4.5 million was primarily due to the recording of a note receivable of $6.2 million resulting from the sale of our Engineered Films business in February 2006.

Accrued expenses — The increase of $10.7 million was primarily due to an increase in accrued employee benefit costs, including incentives and vacation benefits, partially offset by a reduction in accrued payroll taxes and accrued income taxes.

Post-retirement benefits other than pensions — The reduction of $24.3 million was due to the adoption of SFAS No. 158 and an increase in the discount rate to determine the liability for other post-employment benefits (OPEBs), both of which resulted in a decrease in the liability for OPEBs.

Other non-current liabilities including pensions — The reduction of $13.8 million was primarily due to a decrease in the pension liability of $10.3 million that resulted primarily from an increase in the discount rate at December 31, 2006, partially offset by an increase of $6.6 million in non-current environmental reserves. The remaining decrease in other non-current liabilities including pensions is comprised of other less significant account changes such as employment costs, insurance accruals and other reserves.

Capital Resources and Liquidity

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations. We are not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in our liquidity increasing or decreasing to the extent that it would have a material adverse effect on our financial condition.

As of December 31, 2006, we had existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $706.9 million. As of December 31, 2006, we had used $595.4 million of these facilities, and $111.5 million was available to be drawn while remaining in compliance with all facilities. In addition, at December 31, 2006, we could incur additional secured debt in an amount up to $31.6 million while remaining in compliance with the debt coverage limit contained in the Guarantee and Agreement, discussed in the section titled “Revolving Credit Facility” below. As of December 31, 2006, we also had a $66.2 million cash and cash equivalents balance that exceeded our typical operating cash requirements of $35 million to $40 million, adding to our available liquidity.

The following table summarizes our available and outstanding facilities at December 31, 2006:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$590.2	$—
Receivables sale facility	—	111.5
Short-term debt	5.2	—

	$595.4	$111.5

Long-Term Debt — At December 31, 2006, long-term debt totaled $590.2 million, with maturities ranging from 2007 to 2015. Current maturities of long-term debt at December 31, 2006 were $22.5 million. During 2006, we repurchased $58.6 million aggregate principal amount of our 10.625% senior notes due 2010 at a premium of $4.4 million. This premium is shown as a separate line item in the Consolidated Statements of Operations. Unamortized deferred note issuance costs of $0.8 million were expensed due to this repurchase and are included in interest

POLYONE CORPORATION   25

expense in the Consolidated Statements of Operations. We also made a payment of $0.7 million of aggregate principal amount of our medium-term notes which matured during 2006. As part of our purchase of DH Compounding Company during the fourth quarter 2006, we issued a promissory note in the principal amount of $8.7 million, payable in 36 equal installments at a rate of 6% per annum. During 2006, we made principal payments totaling $0.7 million on this promissory note. For more information about our debt, see Note G to the Consolidated Financial Statements.

Revolving Credit Facility — We decided not to renew our revolving credit facility, and, accordingly, it expired on June 6, 2006. To replace some of the features of this expired facility, we entered into a definitive Guarantee and Agreement with Citicorp USA, Inc. on June 6, 2006. Under this Guarantee and Agreement, we guarantee the treasury management and banking services provided to us and our subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by our inventories located in the United States.

Receivables Sale Facility — Our receivables sale facility will expire in July 2010. Our receivables sale facility allows us to sell accounts receivable and obtain proceeds of up to $175.0 million. The maximum proceeds that we may receive is limited to 85% of the eligible domestic accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit, of which $10.9 million was used at December 31, 2006.

The receivables sale facility requires us to maintain a minimum Fixed Charge Coverage Ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40 million or less. As of December 31, 2006, the Fixed Charge Coverage Ratio was 2.3 to 1 and availability under the facility was $111.5 million.

Of the capital resource facilities available to us as of December 31, 2006, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of December 31, 2006, we had not sold any accounts receivable and had guaranteed $67.0 million of our SunBelt equity affiliate’s debt.

The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2006:

	Payment Due by Period
		Less than			More than
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-term debt	$590.2	$22.5	$42.4	$276.2	$249.1
Operating leases	65.0	15.2	21.2	13.4	15.2
Standby letters of credit	10.9	10.9	—	—	—
Interest obligations(1)	235.8	53.7	103.2	56.5	22.4
Pension and post-retirement obligations(2)	198.1	25.1	55.6	49.4	68.0
Guarantees	67.0	6.1	12.2	12.2	36.5
Purchase obligations	1.9	1.4	0.4	0.1	—

Total	$1,168.9	$134.9	$235.0	$407.8	$391.2

(1)	Interest obligations are stated at the rate of interest that is defined by the debt instrument and take into effect any impact of rate swap agreements, assuming that the debt is paid at maturity.

(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. Based upon our interpretation of the new pension regulations, there will be minimum funding requirements in 2007 of approximately $11.1 million for our U.S. qualified defined benefit pension plans. Obligations are based on the plans’ current funded status and actuarial assumptions, and include funding requirements projected to be made to our qualified pension plans, projected benefit payments to participants in our other post-employment benefit plans, and projected benefit payments to participants in our non-qualified pension plans through 2016.

We expect that profitable operations in 2007 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2007 include net income, additional borrowings under existing loan agreements, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2007 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, capital expenditures, early extinguishment of a portion of long-term debt and the retirement of medium-term notes maturing in 2007. Capital expenditures are currently estimated to be between $45 and $50 million in 2007, primarily to support strategic growth initiatives and manufacturing operations. Cash expenditures for environmental remediation in future years are expected to be generally consistent with 2006 levels.

Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our receivables sale facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for both the short- and long-term.

26   POLYONE CORPORATION

Related-Party Transactions

We purchase a substantial portion of our PVC resin and all of our VCM raw materials under supply agreements with OxyVinyls, a 24% equity-owned company. These agreements have an initial term of 15 years, commencing May 1, 1999, and we have the right to renew these agreements for two five-year periods. We have also entered into various service agreements with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $17.3 million at December 31, 2006 and $28.0 million at December 31, 2005. Our total purchases of raw materials from OxyVinyls were $369 million during 2006 and $368 million during 2005.

Off-Balance Sheet Arrangements

Receivables sale facility — We sell our accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At December 31, 2006, accounts receivable totaling $161.6 million were sold to PFC and, as a result, they are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $175 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable sold to PFC. At December 31, 2006, PFC had not sold any of its undivided interests in accounts receivable. We retained an interest in the $161.6 million of trade receivables sold by us to PFC. As a result, this retained interest is included in accounts receivable on our Consolidated Balance Sheet at December 31, 2006. We believe that available funding under our receivables sale facility provides us increased flexibility to manage working capital requirements and is an important source of liquidity. For more information about our receivables sale facility, see Note I to the Consolidated Financial Statements.

Guarantee of indebtedness of others — As discussed in Note N to the Consolidated Financial Statements, we guarantee $67.0 million of unconsolidated equity affiliate debt of Sunbelt in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt guarantee matures in 2017.

Letters of credit — We maintain approximately $10.9 million letters of credit under the receivables sale facility. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims and interest rate swap agreements.

We have no other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

We anticipate that the North American market and operating environment experienced during the last half of 2006 will continue into early 2007, as the industrial slowdown we experienced is projected to continue through the first half. Sales demand was sluggish at the end 2006, reflecting softening in the building and construction, automotive and consumer durables (e.g., appliance) markets. Pockets of strengthening demand have been seen, but it is premature to view them as sustainable and predictive of a broader rebound. Overall industrial production is projected to moderate approximately 1.5 percentage points to 2.5% compared to 2006. Automobile production is also projected to soften compared to 2006. The leading construction index, on the other hand, started to show signs of improvement in the fourth quarter of 2006. While it is too early to suggest a strong uptrend, it is encouraging for a rebound in late spring 2007. Moreover, the leading home price index is also rising. If this advance continues, it would point to the bottom in home prices as early as late spring. This would also likely bolster consumer confidence and spending. Sustained lower energy prices to the consumer, at least compared to the two previous years, should also strengthen confidence with the attendant beneficial impacts on the overall economy. With this backdrop, we do not anticipate a material change to long term North American plastic consumption growth trends of 2.5% to 4% in 2007.

After having strengthened markedly in 2006, Eurozone economic growth, in terms of gross domestic product (GDP) and industrial production, is projected to moderate in 2007. This trend is expected to be generally mirrored in our principal market economies of Germany, France, United Kingdom and Benelux. Spain, on the other hand, is expected to experience continued strong economic growth in 2007 of approximately 3.5% after 3.9% growth in 2006. The primary economies in Eastern Europe are projected to experience GDP growth between 2 and 3 times that of Western Europe. Plastics consumption growth in Western Europe is projected to remain in the 1.5% to 2.5% range, whereas Eastern Europe plastic consumption is expected to remain in the high single digits. Additionally, per capita plastics consumption is approximately 55 kilograms in Eastern Europe, only 60% of the 95 kilogram consumption experienced in Western Europe.

GDP growth for key Asian economies in 2007 is projected to moderate compared to 2006. GDP growth in China is projected to be 9% to 10%. Industrial production is projected to be approximately 50% higher than GDP growth rates. Plastics growth for ASEAN is projected at 5% to 6%, and plastics growth in China is projected at 14% in the aggregate, with regional differences accounting for growth rates that range between 12% and 20%. Our target is to grow sales 15% to 20% annually, well in excess of market growth rates, through organic programs and entry into new markets and geographies.

Even though margin pressures experienced across most business segments at the end of 2006 are not expected to abate in the near term, we project improved gross margins in 2007 due to more effective pricing, an improved sales mix through specialization and accelerated rates of higher value new business closes. Gross margins will also benefit from sourcing leverage and operating efficiencies resulting from Lean-Six Sigma implementation. It is also noteworthy that fourth quarter 2006 pricing actions should provide a degree of margin momentum entering 2007, despite market pressures being exerted on our businesses.

POLYONE CORPORATION   27

Chlorovinyl and derivative hydrocarbon costs are projected to decline from cycle peaks realized in 2006. This trend began in the third quarter of 2006 and is expected to continue through 2007. Natural gas, on the other hand, is projected to average moderately higher in 2007 compared to 2006. Aggregate chlorine and caustic prices are projected to fall, adversely impacting earnings in Resin and Intermediates. Based on these expectations, the overall net 2007 chlorovinyl chain margin drivers are expected to negatively impact operating income in 2007.

Listed below are some of the priorities that we have identified for 2007:

•	Transform our culture towards specialization to drive additional sales of new high margin business by having a customer first focus.

•	Improve gross margins through value pricing, upgrading sales mix, developing differentiated new product technologies and closing more new high value business across each operating business.

•	Implement initiatives that drive our key strategies:

•	Specialization — Shift basis of competition to differentiation from a cost and commodity orientation;

•	Globalization — Leverage our global competitive advantages;

•	Operational Excellence — Drive cultural change to address and answer the Voice of Customer relentlessly; and

•	Commercial Excellence — Improve effectiveness of sales, marketing and innovation resources to strengthen our value proposition to sell valued solutions, not products.

•	Restore profitability and reposition North American Engineered Materials further into being a high value custom specialty business.

•	Deliver meaningful progress toward re-establishing North American Color and Additives profitability.

•	Further strengthen our financial profile.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates within the U.S., Europe or Asia or other geographic regions where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, chlor-alkali, VCM or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs, difficulties or delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity affiliates or joint ventures;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	the cost of complying, or the inability to comply, with the REACH legislation in Europe that may make it more difficult

28   POLYONE CORPORATION

to use recycled wastes and imported chemical raw materials;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions;

•	an inability to access the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Color and Additives and the Engineered Materials segments to profitability;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid business disruptions;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation;

•	any change in agreements with product suppliers to PolyOne Distribution that prohibit PolyOne from distributing products;

•	the timing and amounts of any repurchases of outstanding senior notes or medium-term notes, including the amount of any premiums paid;

•	the timing of completion of acquisitions, including the acquisition of Ngai Hing PlastChem Company;

•	the future financial performance of acquired businesses, including that of Ngai Hing PlastChem Company and DH Compounding Company; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

POLYONE CORPORATION   29

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates on debt obligations and foreign currency exchange rates, that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. We intend to use these derivative financial instruments as risk management tools and not for speculative investment purposes.

Interest rate exposure — We periodically enter into interest rate swap agreements that modify our exposure to interest rate risk by converting some of our fixed-rate obligations to floating rates. We have six agreements with a net fair value liability of $5.1 million and $5.8 million at December 31, 2006 and 2005, respectively. The weighted-average interest rate for these six agreements was 9.3% at December 31, 2006 and 8.2% at December 31, 2005. These exchange agreements are perfectly effective as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” There were no material changes in the market risk that we faced during 2006. For more information about our interest rate exposure, see Note C to the Consolidated Financial Statements.

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged, and are recorded as other income or expense in the Consolidated Statements of Operations. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note T to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT

The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The financial statements and disclosures included in this Annual Report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2006.

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2006, and found them to be effective.

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

Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2006, and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 62 of this Annual Report. This report concludes that internal control over financial reporting is effective and that no material weaknesses were identified.

Ernst & Young LLP, who audited the consolidated financial statements of PolyOne Corporation as of and for the year ended December 31, 2006, also audited management’s assessment of internal control over financial reporting and issued an attestation report on that assessment.

/s/ Stephen D. Newlin	/s/ W. David Wilson

Stephen D. Newlin	W. David Wilson
President and	Senior Vice President
Chief Executive Officer	and Chief Financial Officer

February 26, 2007

30   POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders PolyOne Corporation

We have audited management’s assessment, included in Item 9A,“Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting,” that PolyOne Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PolyOne Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2006, and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of PolyOne Corporation and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG

Cleveland, Ohio
February 26, 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders PolyOne Corporation

We have audited the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Oxy Vinyls, LP (a limited partnership in which the Company has a 24% interest) have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to 2006, 2005 and 2004 amounts included for Oxy Vinyls, LP, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment” applying the modified prospective transition method effective January 1, 2006. As discussed in Note C to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132®” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG

Cleveland, Ohio
February 26, 2007

POLYONE CORPORATION   31

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2006	2005	2004

Sales	$2,622.4	$2,450.6	$2,267.7
Operating costs and expenses:
Cost of sales	2,282.7	2,153.5	1,934.2
Selling and administrative	201.3	178.2	207.8
Depreciation and amortization	57.1	50.7	50.9
Employee separation and plant phaseout	—	5.5	(1.4)
Asset impairments	0.2	0.4	3.8
Environmental remediation at inactive sites	2.5	0.9	8.7
Income from equity affiliates and minority interest	(111.6)	(78.9)	(64.7)

Operating income	190.2	140.3	128.4
Interest expense	(66.5)	(68.1)	(72.1)
Interest income	3.4	1.9	1.5
Premium on early extinguishment of long-term debt	(4.4)	—	(3.3)
Other expense, net	(2.8)	(5.3)	(13.2)

Income before income taxes and discontinued operations	119.9	68.8	41.3
Income tax benefit (expense)	6.0	(6.6)	(13.7)

Income before discontinued operations	125.9	62.2	27.6
Loss from discontinued operations and loss on sale, net of income taxes	(2.7)	(15.3)	(4.1)

Net income	$123.2	$46.9	$23.5

Basic and diluted earnings (loss) per common share:
Before discontinued operations	$1.36	$0.68	$0.30
Discontinued operations	(0.03)	(0.17)	(0.04)

Basic and diluted earnings per common share	$1.33	$0.51	$0.26

Weighted average shares used to compute earnings per common share:
Basic	92.4	91.9	91.6
Diluted	92.8	92.0	91.8
See Notes to Consolidated Financial Statements.

32   POLYONE CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$66.2	$32.8
Accounts receivable (less allowance of $5.9 in 2006 and $6.4 in 2005)	316.4	320.5
Inventories	240.8	191.8
Deferred income tax assets	18.1	20.1
Other current assets	27.8	27.4
Discontinued operations	—	20.9

Total current assets	669.3	613.5
Property, net	442.4	436.0
Investment in equity affiliates	276.1	273.9
Goodwill	287.0	287.0
Other intangible assets, net	9.4	10.6
Deferred income tax assets	25.0	0.1
Other non-current assets	64.4	59.9
Discontinued operations	—	6.7

Total assets	$1,773.6	$1,687.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$5.2	$7.1
Accounts payable, including amounts payable to related party (see Note N)	221.0	232.6
Accrued expenses	93.1	82.4
Current portion of long-term debt	22.5	0.7
Discontinued operations	—	11.2

Total current liabilities	341.8	334.0
Long-term debt	567.7	638.7
Post-retirement benefits other than pensions	83.6	107.9
Other non-current liabilities including pensions	200.5	214.3
Minority interest in consolidated subsidiaries	5.5	5.4

Total liabilities	1,199.1	1,300.3
Commitments and Contingencies (see Note N)
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2006 and 2005	1.2	1.2
Additional paid-in capital	1,065.7	1,066.4
Retained deficit	(67.1)	(190.3)
Common stock held in treasury, 29.4 shares in 2006 and 30.3 shares in 2005	(326.2)	(337.1)
Accumulated other comprehensive loss	(99.1)	(152.8)

Total shareholders’ equity	574.5	387.4

Total liabilities and shareholders’ equity	$1,773.6	$1,687.7

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION   33

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2006	2005	2004

Operating activities
Net income	$123.2	$46.9	$23.5
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Employee separation and plant phaseout charge (benefit)	—	5.5	(1.4)
Cash payments for employee separation and plant phaseout	(1.8)	(3.6)	(23.3)
Asset impairment charges	0.2	0.4	3.8
Premium on extinguishment of long-term debt	4.4	—	3.3
Charges for environmental remediation at inactive sites	2.5	0.9	8.7
Cash receipts (payments) for environmental remediation at inactive sites, net of insurance benefits	1.8	(8.7)	(1.6)
Depreciation and amortization	57.1	50.7	50.9
Loss on disposition of discontinued businesses and related plant phaseout charge	3.1	15.6	28.8
Companies carried at equity and minority interest:
Income from equity affiliates	(111.6)	(78.9)	(64.7)
Dividends and distributions received	97.7	67.4	51.5
Provision (benefit) for deferred income taxes	(13.6)	2.0	0.7
Changes in assets and liabilities:
Accounts receivable	23.0	(23.6)	(21.7)
Inventories	(39.6)	9.3	1.5
Accounts payable	(17.2)	13.0	22.2
Increase (decrease) in sale of accounts receivable	(7.9)	7.9	(70.7)
Accrued expenses and other	(9.5)	(42.9)	(38.0)
Net cash provided (used) by discontinued operations	(0.1)	1.8	5.9

Net cash provided (used) by operating activities	111.7	63.7	(20.6)
Investing activities
Capital expenditures	(41.1)	(32.1)	(23.9)
Return of capital by equity affiliates, net	—	—	8.3
Business acquisitions, net of cash acquired	1.2	(2.7)	(6.7)
Deposit on pending business acquisition	(2.7)	—	—
Proceeds from sale of discontinued business, net	17.3	—	101.5
Proceeds from sale of assets	8.7	12.3	32.2
Net cash used by discontinued operations	(0.2)	(1.7)	(4.6)

Net cash provided (used) by investing activities	(16.8)	(24.2)	106.8
Financing activities
Change in short-term debt	(2.1)	4.8	1.2
Repayment of long-term debt	(60.0)	(49.0)	(92.9)
Premium on early extinguishment of long-term debt	(4.4)	—	(3.3)
Debt issuance costs	—	—	(0.4)
Termination of interest rate swap agreements	—	—	(0.3)
Proceeds from the exercise of stock options	3.1	0.5	0.3

Net cash used by financing activities	(63.4)	(43.7)	(95.4)
Effect of exchange rate changes on cash	1.9	(1.6)	(0.9)

Increase (decrease) in cash and cash equivalents	33.4	(5.8)	(10.1)
Cash and cash equivalents at beginning of year	32.8	38.6	48.7

Cash and cash equivalents at end of year	$66.2	$32.8	$38.6

See Notes to Consolidated Financial Statements.

34   POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

									Accumulated
		Common			Additional	Retained	Common	Share	Other
(In millions, except per share	Common	Shares Held		Common	Paid-in	Earnings	Stock Held	Ownership	Comprehensive
data; shares in thousands)	Shares	in Treasury	Total	Stock	Capital	(Deficit)	in Treasury	Trust	Income (Loss)

Balance January 1, 2004	122,192	30,425	$338.5	$1.2	$1,068.7	$(260.7)	$(339.8)	$(1.3)	$(129.6)
Comprehensive income:
Net income			23.5			23.5
Translation adjustment			7.9						7.9
Adjustment of minimum pension liability, net of tax benefit of $0.4			(19.9)						(19.9)

Total comprehensive income:			11.5
Stock-based compensation and benefits and exercise of options		55	2.1		(1.5)		0.8	1.3	1.5

Balance December 31, 2004	122,192	30,480	$352.1	$1.2	$1,067.2	$(237.2)	$(339.0)	$—	$(140.1)

Comprehensive income:
Net income			46.9			46.9
Translation adjustment			(9.3)						(9.3)
Adjustment of minimum pension liability, net of tax benefit of $1.0			(2.4)						(2.4)

Total comprehensive income:			35.2
Stock-based compensation and benefits and exercise of options		(225)	0.1		(0.8)		1.9		(1.0)

Balance December 31, 2005	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$—	$(152.8)

Comprehensive income:
Net income			123.2			123.2
Translation adjustment			12.1						12.1
Adjustment of minimum pension Liability, net of tax expense of $0.3			44.6						44.6

Total comprehensive income:			179.9
Adjustment to initially apply SFAS No. 158, net of tax benefit of $6.8			(2.3)						(2.3)
Stock-based compensation and benefits and exercise of options		(871)	9.5		(0.7)		10.9		(0.7)

Balance December 31, 2006	122,192	29,384	$574.5	$1.2	$1,065.7	$(67.1)	$(326.2)	$—	$(99.1)

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION   35

Notes to Consolidated Financial Statements

Note A. DESCRIPTION OF BUSINESS

PolyOne Corporation (PolyOne or Company) is an international polymer services company with operations in thermoplastic compounds, specialty polyvinyl chloride (PVC) resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution. PolyOne also has equity investments in manufacturers of PVC resin and its intermediates and in a formulator of polyurethane compounds.

PolyOne’s operations are located primarily in the United States, Europe, Canada, Asia and Mexico. PolyOne operations are reflected in four reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution and Resin and Intermediates. PolyOne also has an All Other segment that includes North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems. See Note R for more information.

In February 2006, PolyOne sold 82% of its Engineered Films business for $26.7 million. This business is presented in discontinued operations in these financial statements. PolyOne maintains an 18% ownership interest in this business, which is reflected in the 2006 financial statements on the cost basis of accounting.

In October 2006, PolyOne purchased the remaining 50% of its equity investment in DH Compounding Company from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. The equity investment was previously reflected in the Consolidated Balance Sheets on the line “Investment in equity affiliates.” DH Compounding Company is consolidated in the Consolidated Balance Sheet as of December 31, 2006, and the results of operations are included in the Consolidated Statement of Operations beginning October 1, 2006. DH Compounding is included in the Producer Services operating segment.

Unless otherwise noted, disclosures contained in this Annual Report relate to continuing operations.

Note B. DISCONTINUED OPERATIONS

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

In December 2005, PolyOne announced that the Specialty Resins divestment process was unlikely to result in a sale of the business at acceptable terms. As a result, its financial results were reclassified from discontinued operations to continuing operations. No adjustments to the carrying value were required when it was reclassified to continuing operations. During the fourth quarter of 2006, Specialty Resins was subsumed into the Vinyl Business operating segment and is no longer a separate operating segment.

During 2005, PolyOne recorded additional charges of $15.1 million to further reduce the net assets held for sale of the Engineered Films business to reflect its net realizable value based upon current estimates.

On February 15, 2006, PolyOne sold 82% of the Engineered Films business to an investor group consisting of members of the operating segment’s management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. PolyOne retained an 18% ownership interest in the company. Under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” when a business is sold with a retained interest, the cost method of accounting is appropriate if the disposal group qualifies as a component of an entity, the selling entity has no significant influence or continuing involvement in the new entity, and the operations and cash flows of the business being sold will be eliminated from the ongoing operations of the company selling it. The Engineered Films business qualified as a component of an entity and PolyOne will have no significant influence or continuing involvement in the new entity. Activities that would be considered continuing cash flows (consisting of warehousing services and short-term transitional services) amount to less than one percent of the new entity’s corresponding costs, and for that reason are not considered significant. The operations and cash flows of the business being sold will be eliminated from the ongoing operations of PolyOne. PolyOne also considered the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and

36   POLYONE CORPORATION

determined that the new entity is not a variable interest entity subject to consolidation. As a result, the retained minority interest investment in the Engineered Films business is reported on the cost method of accounting. The carrying amount of the major classes of assets and liabilities of Engineered Films at December 31, 2005 is reflected in “Discontinued operations” in the Consolidated Balance Sheets.

During 2006, PolyOne recognized charges of $3.1 million to adjust the carrying value of the net assets of the Engineered Films Business to the net proceeds received, to recognize costs that were not able to be recognized until the business was sold due to the contingent nature of the costs, and for costs related to the pension benefits of the business.

The following table summarizes the results of discontinued operations. As required by generally accepted accounting principles in the United States, the results of discontinued operations, as presented below, do not include any depreciation or amortization expense.

(In millions)	2006	2005	2004

Sales:
Elastomers and Performance Additives	$—	$—	$220.1
Engineered Films	9.6	119.6	125.7

	$9.6	$119.6	$345.8
Pre-tax income from operations:
Elastomers and Performance Additives	$—	$—	$17.2
Engineered Films	0.4	0.5	0.6

	0.4	0.5	17.8
Pre-tax loss on disposition of businesses:
Elastomers and Performance Additives	—	(0.7)	(17.0)
Engineered Films	(3.1)	(15.1)	(4.3)

	(2.7)	(15.3)	(3.5)
Income tax expense, net of valuation allowance	—	—	(0.6)
Loss from discontinued operations	$(2.7)	$(15.3)	$(4.1)

Note C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation — The Consolidated Financial Statements include the accounts of PolyOne and its subsidiaries. All majority-owned affiliates over which PolyOne has control are consolidated. Investments in affiliates and joint ventures in which PolyOne’s ownership is 50% or less, or in which PolyOne does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Intercompany transactions are eliminated. Transactions with related parties, including joint ventures, are in the ordinary course of business.

Cash and Cash Equivalents — PolyOne considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts — PolyOne evaluates the collectibility of trade receivables based on a combination of factors. PolyOne regularly analyzes significant customer accounts and, when PolyOne becomes aware of a specific customer’s inability to meet its financial obligations to PolyOne, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position, PolyOne records a specific reserve for bad debt to reduce the related receivable to the amount PolyOne reasonably believes is collectible. PolyOne also records bad debt reserves for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If circumstances related to specific customers change, PolyOne’s estimates of the recoverability of receivables could be adjusted further.

Concentrations of Credit Risk — Financial instruments that subject PolyOne to potential credit risk are trade accounts receivable, foreign exchange contracts and interest rate swap agreements. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting its customer base and their distribution among many industries and geographic locations. PolyOne is exposed to credit risk with respect to forward foreign exchange contracts and interest rate swap agreements in the event of non-performance by the counter-parties to these financial instruments. Management believes that the risk of incurring material losses related to this credit risk is remote. PolyOne does not require collateral to support the financial position of its credit risks.

Sale of Accounts Receivable — PolyOne follows the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As a result, trade accounts receivable that are sold are removed from the balance sheet at the time of sale.

Inventories — Inventories are stated at the lower of cost or market. Approximately 43% and 39% of PolyOne’s inventories at December 31, 2006 and 2005 are valued using the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued using the first-in, first-out (FIFO) or average cost method.

Property and Depreciation — Property, plant and equipment is recorded at cost, net of depreciation and amortization that is computed principally using the straight-line method over the estimated useful life of the assets, which ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding ten years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. Repair and maintenance costs are expensed as incurred.

Depreciation expense was $55.0 million in 2006, $48.0 million in 2005 and $47.3 million in 2004.

Impairment of Long-Lived Assets — As required by SFAS No. 144, “Accounting for the Impairment or Disposal of

POLYONE CORPORATION   37

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

Goodwill and Other Intangible Assets — Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is subject to annual impairment testing and the Company has selected July 1 as the annual impairment testing date. Other intangible assets, which consist primarily of non-contractual customer relationships, sales contracts, patents and technology, are amortized over their estimated useful lives. The remaining lives range from three to 20 years.

Total amortization expense of other intangibles was $2.1 million in 2006, $2.7 million in 2005 and $3.6 million in 2004.

Derivative Financial Instruments — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative financial instruments, such as foreign exchange contracts and interest rate swap agreements, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them. Changes in the fair value of derivative financial instruments are recognized in the period when the change occurs in either net income or shareholders’ equity (as a component of accumulated other comprehensive income or loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows. PolyOne’s interest rate swaps qualify as fair value hedges in accordance with SFAS No. 133.

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

From time to time, PolyOne also enters into interest rate swap agreements that modify the exposure to interest risk by converting fixed-rate debt to a floating rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet. The net effect on PolyOne’s operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on the variable rate that is stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to its maturity. In this case, the amount paid or received at settlement is established by agreement at the time of termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses incurred upon the early termination of interest rate swap contracts are deferred within the hedged item and recognized over the remaining life of the contract. See Note T for more information.

Revenue Recognition — Revenue is recognized when title and the risks and rewards of ownership of the product is transferred to the customer, usually at the Company’s shipping point or when the service is performed.

Shipping and Handling Costs — Shipping and handling costs are included in cost of sales.

Equity Affiliates — PolyOne recognizes its proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of PolyOne’s investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred and reduce the amount of future earnings of the equity investee recognized by PolyOne. At December 31, 2006 and 2005, there were no deferred losses related to equity investees.

PolyOne accounts for its investments in equity affiliates under Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and recognizes impairment losses in the value of investments that management judges to be other than temporary. See Note F for more information.

Environmental Costs — PolyOne expenses costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and PolyOne’s proportionate share of the amount can be reasonably estimated.

Research and Development Expense — Research and development costs, which were $20.3 million in 2006, $19.5 million in 2005 and $16.7 million in 2004, are charged to expense as incurred.

Income Taxes — Deferred tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities, and are measured using the tax rate and laws currently in effect.

38   POLYONE CORPORATION

Comprehensive Income — Accumulated other comprehensive loss at December 31, 2006 and 2005 are as follows:

(In millions)	2006	2005

Foreign currency translation adjustments	$(8.0)	$(20.1)
Minimum pension liability adjustments	(88.8)	(133.4)
Impact of adopting SFAS No. 158	(2.3)	—
Share-based compensation	—	0.7

	$(99.1)	$(152.8)

Foreign Currency Translation — Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries and equity investees are translated using the exchange rate at the end of the period. PolyOne’s share of the resulting translation adjustment is recorded as accumulated other comprehensive income or loss in shareholders’ equity. The cumulative unrecognized translation adjustment balance was $8.0 million at December 31, 2006, $20.1 million at December 31, 2005 and $10.8 million at December 31, 2004. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in net income.

Marketable Securities — Marketable securities are classified as available for sale and are presented at current market value. Net unrealized gains and losses on marketable securities available for sale are reflected in accumulated other comprehensive income or loss in shareholders’ equity.

Share-Based Compensation — As of December 31, 2006, PolyOne had one active share-based employee compensation plan, which is described more fully in Note Q. Prior to January 1, 2006, PolyOne accounted for share-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an option holder must pay to acquire the common stock. Compensation cost for stock appreciation rights (SARs) was recognized upon vesting as the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeded the SARs specified value.

On January 1, 2006, PolyOne adopted SFAS No. 123(revised 2004), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R), plus (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, nor do they include, the impact of SFAS No. 123(R). Total share-based compensation cost for the year ended December 31, 2006 was $4.5 million pre-tax.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in compensation cost for the year ended December 31, 2006 of $2.5 million on a pre-tax basis, or $0.03 per diluted share, more than what it would have been under APB No. 25.

SFAS No. 123(R) requires that the benefits of tax deductions in excess of compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow as was previously required. This requirement will reduce net operating cash flows and increase net financing cash flows.

The following table illustrates the effect on net income and earnings per share as if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation using the fair value estimate computed by the Black-Scholes-Merton option-pricing model for the years ended December 31, 2005 and 2004. The Black-Scholes-Merton option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility.

	Year Ended	Year Ended
	December 31,	December 31,
(In millions, except per share data)	2005	2004

Net income, as reported	$46.9	$23.5
Add: Total share-based employee compensation (benefit) included in reported net income, net of tax	(0.6)	2.7
Deduct: Total share-based employee compensation expense determined under the fair value-based method for all awards, net of tax	(4.1)	(4.3)

Pro forma net income	$42.2	$21.9

Net earnings per share:
Basic and diluted — as reported	$0.51	$0.26
Basic and diluted — pro forma	$0.46	$0.24

New Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges and requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the associated production facilities. PolyOne adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

POLYONE CORPORATION   39

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be applied retroactively, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. PolyOne adopted SFAS No. 154 as of January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the provisions of FIN 48; however, the adoption is not expected to have a material impact on its financial statements.

In September of 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. PolyOne’s equity affiliate, OxyVinyls, will adopt FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and will use the deferral method of accounting for planned major maintenance. The effect on OxyVinyls’ financial statements upon adoption will be an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. PolyOne’s proportionate share of OxyVinyls’ operations is 24%.

On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 resulted in an increase of $6.4 million on a pre-tax basis and a $0.4 million decrease on an after-tax basis on the Company’s accumulated other comprehensive loss. PolyOne also recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record its proportionate share of OxyVinyls’ adoption of SFAS No. 158. The adoption of SFAS No. 158 had no effect on the Company’s compliance with the financial covenants contained in the agreements governing its debt and its receivables sales facility, and is not expected to affect the Company’s operating results in future periods. For further discussion, see Note M.

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

Reclassification — Certain amounts for 2005 and 2004 have been reclassified to conform to the 2006 presentation. During 2006, PolyOne changed its reportable segments. As a result, PolyOne’s segment disclosures for 2005 and 2004 have been restated to conform with the changes made in 2006.

Note D. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the year ended December 31, 2006. Changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2005 was as follows:

		International Color
	Vinyl	and Engineered	Polymer Coating	PolyOne
(In millions)	Business	Materials	Systems	Distribution	Total

January 1, 2005	$156.7	$73.3	$61.1	$1.6	$292.7
Business acquisition	—	1.0	—	—	1.0
Reduction of acquired tax accrual	(4.4)	(2.3)	—	—	(6.7)

December 31, 2005	$152.3	$72.0	$61.1	$1.6	$287.0

40   POLYONE CORPORATION

PolyOne acquired the remaining 16% of Star Color, a Thailand-based color and additives business, in the first quarter of 2005, resulting in goodwill of $1.0 million.

The reduction of the acquired tax accrual represents an adjustment to goodwill from resolving certain income tax uncertainties that existed prior to the business combination of Geon and Hanna.

As of December 31, 2006, PolyOne had $287.0 million of goodwill that resulted from acquiring businesses. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. PolyOne has elected July 1 as its annual assessment date.

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

The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to PolyOne’s reporting units. The key estimates and assumptions that are used to determine fair value under this approach include trailing twelve- and thirty-six month results and a control premium applied to the market multiples to adjust the enterprise value upward for a 100% ownership interest, where applicable.

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

SFAS No. 142 requires that this assessment be performed at the “reporting unit” level. At July 1, 2006, PolyOne had three reporting units, consistent with PolyOne’s operating segments, that had a significant amount of goodwill: Vinyl Business, International Color and Engineered Materials, and Polymer Coating Systems. Under the provisions of SFAS No. 142, these three reporting units were tested for impairment as of July 1, 2006. The average fair values of the market approach and income approach exceeded the carrying value of Vinyl Business, International Color and Engineered Materials, and Polymer Coating Systems by 81%, 28% and 19%, respectively, as of July 1, 2006.

Even though PolyOne determined that there was no additional goodwill impairment as of the July 1, 2006 annual assessment, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on July 1, 2007.

Information regarding other intangible assets follows:

	As of December 31, 2006

	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(6.1)	$—	$2.5
Sales contract	9.6	(9.1)	—	0.5
Patents, technology and other	8.0	(2.9)	1.3	6.4

Total	$26.2	$(18.1)	$1.3	$9.4

	As of December 31, 2005

	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(5.6)	$—	$3.0
Sales contract	9.6	(8.4)	—	1.2
Patents, technology and other	7.3	(2.0)	1.1	6.4

Total	$25.5	$(16.0)	$1.1	$10.6

POLYONE CORPORATION   41

There were no indefinite-lived intangible assets as of December 31, 2006 and 2005.

Amortization of other intangible assets was $2.1 million for the year ended December 31, 2006 and $2.7 million for the year ended December 31, 2005. Amortization expense for each of the next five years is expected to be approximately $2 million per year.

The carrying values of intangible assets and other investments are adjusted to estimated net future cash flows as a result of an evaluation done each year end, or more often when indicators of impairment exist. No impairment charges were recorded in 2006, 2005 or 2004.

Note E. EMPLOYEE SEPARATION AND PLANT PHASEOUT

Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs.

Employee separation costs include salary continuation benefits, medical coverage and outplacement assistance and are based on a formula that takes into account each individual employee’s base compensation and length of service. PolyOne maintains a severance plan that provides specific benefits to all employees (except those who are employed under collective bargaining agreements) who lose their jobs due to reduction in workforce or job elimination initiatives, or from closing manufacturing facilities. Collective bargaining employees are covered under the terms of each specific agreement. The amount is determined separately for each employee and is recognized at the date the employee is notified if the expected termination date will be within 60 days of notification or is accrued on a straight-line basis over the period from the notification date to the expected termination date if the termination date is more than 60 days after the notification date.

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

Plant phaseout costs associated with continuing operations are reflected on the Consolidated Statements of Operations on the line “Employee separation and plant phaseout.” Plant phaseout costs associated with discontinued operations are included in the Consolidated Statements of Operations on the line “Loss from discontinued operations and loss on sale, net of income taxes.” Plant phaseout costs for continuing operations relate to the Vinyl Business, Polymer Coating Systems, North American Color and Additives, and North American Engineered Materials operating segments, and for discontinued operations relate to the Engineered Films and the Elastomers and Performance Additives businesses. Employee separation and plant phaseout costs associated with continuing operations are reflected on the line “Corporate and eliminations” in Note R, “Segment Information.”

2006 Activity — Employee separation and plant phaseout costs for 2006 includes a $0.5 million charge related to the November 2006 announcement to move the latex product manufacturing business located at the Company’s Commerce, California facility to its Massillon, Ohio location to better serve customers. The six employees affected by this relocation were terminated by February 28, 2007.

Operating income also includes an additional $0.6 million charge to complete the separation of the 22 remaining employees from the November 2005 announcement to close the Manchester, England color additives facility.

Fully offsetting these charges was a net gain of $1.1 million from the sale of facilities that were previously identified as part of the Company’s plant phaseout activities.

2005 Activity — Employee separation and plant phaseout costs for 2005 were $5.5 million. Operating income includes a $2.5 million charge to be paid pursuant to the terms of an October 6, 2005 separation agreement between PolyOne and Thomas A. Waltermire as the President, Chief Executive Officer and a Director. The amounts accrued at December 31, 2005 are expected to be paid out through 2008.

The $2.5 million loss on the sale of facilities and equipment of previously idled operations reflects the amount in excess of the estimate at December 31, 2004 when the carrying value of these assets was reduced to estimated future net proceeds.

Operating income was also reduced by $0.5 million from the November 2005 announcement to close the Company’s Manchester, England plastic color additives facility by the end of the first quarter of 2006. Of the 44 employees affected by the facility closing, 22 were terminated by December 31, 2005. An additional charge of $0.6 million for employee separation was recognized in 2006 as the plant phaseout was completed.

Loss from discontinued operations reflects a $0.2 million benefit relative to employee separation costs as a result of adjusting estimates when the activities were completed.

2004 Activity — Operating income includes a $1.4 million benefit from adjusting the estimated remaining liabilities associated with restructuring initiatives announced in prior years. Loss from discontinued operations included a $7.5 million pre-tax charge from closing an Engineered Films’ manufacturing facility and two Elastomers and Performance Additives’ manufacturing facilities in the first quarter of 2004. All of the employees who were affected by the restructuring initiatives announced in 2004 and prior years were terminated as of December 31, 2004.

The following table summarizes the provisions, payments and remaining reserves associated with each of these initiatives from December 31, 2003 through December 31, 2006:

42   POLYONE CORPORATION

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

January 2003 reduction of staff personnel
Balance at December 31, 2003	—	$1.5	$—	$—	$1.5
Continuing operations benefit		(0.5)			(0.5)
Utilized 2004		(1.0)			(1.0)

Balance at December 31, 2004, 2005 and 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

North American manufacturing restructuring announced in 2001
Balance at December 31, 2003	—	$0.9	$0.1	$—	$1.0
Continuing operations benefit		(0.9)	(0.1)	(0.3)	(1.3)
Utilized 2004				0.3	0.3

Balance at December 31, 2004, 2005 and 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Closure and exit of Engineered Films manufacturing plants
Balance at December 31, 2003	117	$2.6	$2.3	$—	$4.9
Discontinued operations charge		3.6	(0.1)		3.5
Utilized 2004	(117)	(5.2)	(1.4)		(6.6)

Balance at December 31, 2004	—	$1.0	$0.8	$—	$1.8
Discontinued operations benefit		(0.2)			(0.2)
Utilized 2005		(0.8)	(0.8)		(1.6)

Balance at December 31, 2005 and 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Wynne, Arkansas and Deforest, Wisconsin production facility closures
Balance at December 31, 2003	137	$1.6	$—	$—	$1.6
Discontinued operations charge		1.0	2.5		3.5
Utilized 2004	(137)	(2.6)	(2.5)		(5.1)

Balance at December 31, 2004, 2005 and 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

June 2003 closure of Ft. Worth, Texas color additives plant
Balance at December 31, 2003	—	$—	$—	$—	$—
Continuing operations charge		0.6			0.6
Utilized 2004		(0.6)			(0.6)

Balance at December 31, 2004, 2005 and 2006	—	$—	$—	$—	$—

POLYONE CORPORATION   43

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Mexico & North America administrative staff reductions
Balance at December 31, 2003	151	$9.0	$2.2	$—	$11.2
Continuing operations benefit		(0.2)			(0.2)
Discontinued operations charge		0.5			0.5
Utilized 2004	(151)	(8.5)	(1.5)		(10.0)

Balance at December 31, 2004	—	$0.8	$0.7	$—	$1.5
Continuing operations charge				2.5	2.5
Utilized 2005		(0.8)	(0.7)	(2.5)	(4.0)

Balance at December 31, 2005	—	$—	$—	$—	$—

Continuing operations benefit				(1.1)	(1.1)
Utilized 2006				1.1	1.1

Balance at December 31, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Executive severance
Balance at December 31, 2004	—	$—	$—	$—	$—
Continuing operations charge	1	2.5			2.5
Utilized 2005	(1)				—

Balance at December 31, 2005	—	$2.5	$—	$—	$2.5
Utilized 2006		(1.2)			(1.2)

Balance at December 31, 2006	—	$1.3	$—	$—	$1.3

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Closure and exit of Manchester, England Color Additives facility
Balance at December 31, 2004	—	$—	$—	$—	$—
Continuing operations charge	44	0.5			0.5
Utilized 2005	(22)	(0.5)			(0.5)

Balance at December 31, 2005	22	$—	$—	$—	$—
Continuing operations charge		0.6	—	—	0.6
Utilized 2006	(22)	(0.6)	—	—	(0.6)

Balance at December 31, 2006	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Closure and exit of Commerce Polymer Coating Systems facility
Balance at December 31, 2005	—	$—	$—	$—	$—
Continuing operations charge	6	0.1	0.1	0.3	0.5
Utilized 2006	(1)	—		(0.3)	(0.3)

Balance at December 31, 2006	5	$0.1	$0.1	$—	$0.2

44   POLYONE CORPORATION

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total

Total
Balance at December 31, 2003	405	$15.6	$4.6	$—	$20.2
Continuing operations		(1.0)	(0.1)	(0.3)	(1.4)
Discontinued operations		5.1	2.4		7.5
Utilized 2004	(405)	(17.9)	(5.4)	0.3	(23.0)

Balance at December 31, 2004	—	$1.8	$1.5	$—	$3.3
Continuing operations	45	3.0		2.5	5.5
Discontinued operations		(0.2)			(0.2)
Utilized 2005	(23)	(2.1)	(1.5)	(2.5)	(6.1)

Balance at December 31, 2005	22	$2.5	$—	$—	$2.5
Continuing operations	6	0.7	0.1	(0.8)	—
Utilized 2006	(23)	(1.8)	—	0.8	(1.0)

Balance at December 31, 2006	5	$1.4	$0.1	$—	$1.5

Note F. FINANCIAL INFORMATION OF EQUITY AFFILIATES

PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates.

PolyOne owns 24% of Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins. The remaining 76% of OxyVinyls is owned by subsidiaries of Occidental Petroleum Corporation. OxyVinyls is the second largest producer of PVC resins in North America.

Summarized financial information for OxyVinyls follows:

(In millions)	2006	2005	2004

OxyVinyls:
Net sales	$2,476.0	$2,502.0	$2,272.5
Operating income	$272.8	$195.8	$267.1
Partnership income as reported by OxyVinyls	$244.6	$129.9	$199.8
PolyOne’s ownership of OxyVinyls	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	58.7	31.2	48.0
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.6	0.6	0.6

Earnings of equity affiliate recorded by PolyOne	$59.3	$31.8	$48.6

Current assets	$382.4	$467.3
Non-current assets	1,254.9	1,234.8

Total assets	1,637.3	1,702.1

Current liabilities	251.2	276.0
Non-current liabilities	290.3	376.0

Total liabilities	541.5	652.0

Partnership capital	$1,095.8	$1,050.1

OxyVinyls’ income during 2005 includes a charge for the impairment of a previously idled chlor-alkali facility, of which PolyOne’s share was $22.9 million.

PolyOne also owns 50% of SunBelt Chlor-Alkali Partnership (SunBelt). The remaining 50% of SunBelt is owned by Olin SunBelt Inc., a wholly owned subsidiary of the Olin Corporation. Summarized financial information for SunBelt follows:

(In millions)	2006	2005	2004

SunBelt:
Net sales	$186.7	$167.0	$105.8
Operating income	$104.3	$92.2	$35.6
Partnership income as reported by SunBelt	$94.6	$81.3	$23.5
PolyOne’s ownership of SunBelt	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$47.3	$40.7	$11.7

Current assets	$25.1	$28.4
Non-current assets	113.7	120.5

Total assets	138.8	148.9

Current liabilities	22.1	19.4
Non-current liabilities	121.9	134.1

Total liabilities	144.0	153.5

Partnership deficit	$(5.2)	$(4.6)

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine that is produced by SunBelt up to a maximum of 250,000 tons per year at market price, less a discount. OxyVinyls’ chlorine purchases from SunBelt were $72.2 million in 2006 and $76.6 million in 2005.

On October 1, 2006, PolyOne purchased the remaining 50% interest in DH Compounding Company from a subsidiary of The Dow Chemical Company. DH Compounding Company is now fully consolidated in the financial statements of PolyOne. Prior to the acquisition of DH Compounding Company, it was accounted for as an equity

POLYONE CORPORATION   45

affiliate and was reflected in the All Other segment (owned 50% and included in the Producer Services operating segment) along with BayOne Urethane Systems, L.L.C equity affiliate (owned 50% and included in the Polymer Coating Systems operating segment). The Vinyl Business operating segment includes the Geon/Polimeros Andinos equity affiliate (owned 50%).

Combined summarized financial information for these equity affiliates follows. The amounts shown represent the entire operations of these businesses. DH Compounding is included in the following table up to the time of its consolidation into PolyOne on October 1, 2006.

(In millions)	2006	2005

Net sales	$122.9	$127.0
Operating income	$12.0	$14.4
Net income	$10.7	$12.0
Current assets	$30.7	$34.9
Non-current assets	14.0	31.1

Total assets	$44.7	$66.0

Current liabilities	$28.7	$29.7
Non-current liabilities	2.7	2.8

Total liabilities	$31.4	$32.5

Note G. FINANCING ARRANGEMENTS

Long-term debt at December 31 consisted of the following:

(In millions)	2006	2005

10.625% senior notes due 2010	$241.4	$300.0
8.875% senior notes due 2012	199.1	198.9
7.500% debentures due 2015	50.0	50.0
Medium-term notes — interest rates from 6.52% to 7.16% with a weighted average rate of 6.83% at December 31, 2006 and 2005, respectively — due between 2007 and 2011	91.7	90.5
6.0% promissory note due in equal monthly installments through 2009	8.0	—

Total long-term debt	$590.2	$639.4
Less current portion	22.5	0.7

Total long-term debt, net of current portion	$567.7	$638.7

Aggregate maturities of long-term debt for the next five years are: 2007 — $22.5 million; 2008 — $21.9 million; 2009 — $20.5 million; 2010 — $259.0 million; 2011 — $17.2 million; and thereafter — $249.1 million.

During 2006, PolyOne issued a promissory note in the principal amount of $8.7 million, payable in 36 equal installments at a rate of 6% per annum. This promissory note resulted from the purchase of the remaining 50% interest in DH Compounding Company. For further discussion of this purchase, see Note A.

During 2006, PolyOne repurchased $58.6 million aggregate principal amount of its 10.625% senior notes at a premium of $4.4 million. The premium is shown as a separate line item in the Consolidated Statements of Operations. Unamortized deferred note issuance costs of $0.8 million were expensed due to this repurchase and are included in interest expense in the Consolidated Statements of Operations. Also during 2006, $0.7 million of aggregate principal amount of PolyOne’s medium-term notes became due and were paid.

As of December 31, 2006, PolyOne’s secured borrowings were not at levels that would trigger the security provisions of the indentures governing its senior notes and debentures and its guarantee of the SunBelt notes.

Revolving Credit Facility — PolyOne decided not to renew its revolving credit facility, and, accordingly, it expired on June 6, 2006. To replace some of the features of this expired facility, PolyOne entered into a definitive Guarantee and Agreement with Citicorp USA, Inc. on June 6, 2006. Under this Guarantee and Agreement, PolyOne guarantees the treasury management and banking services provided to it and its subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by PolyOne’s inventories located in the United States. As of December 31, 2005, PolyOne had no amounts outstanding under the revolving credit facility, although the facility served as a back-up facility for $6.0 million of outstanding letters of credit and for $5.0 million of loan guarantees related to PolyOne’s Shenzhen subsidiary. The amount available for borrowing under the revolving credit facility at December 31, 2005 was $13.8 million.

The weighted-average interest rate on short-term borrowings was 4.9% at December 31, 2006 and 4.3% at December 31, 2005. Total interest paid on long-term and short-term borrowings was $62.2 million in 2006, $63.5 million in 2005 and $69.2 million in 2004.

PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne has six agreements with a net fair value liability of $5.1 million and $5.8 million at December 31, 2006 and 2005, respectively. The weighted-average interest rate for these six agreements was 9.3% at December 31, 2006 and 8.2% at December 31, 2005. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” There have been no material changes in the market risk faced by PolyOne from December 31, 2005 to December 31, 2006.

46   POLYONE CORPORATION

The following table shows the interest rate impact of the swap agreements at December 31, 2006 and 2005:

	Effective	Effective
	Interest Rate at	Interest Rate at
	December 31,	December 31,
	2006	2005

$100.0 million of medium-term notes with a weighted-average interest rate of 6.83%	8.8%	—
$100.7 million of medium-term notes with a weighted-average interest rate of 6.83%	—	6.9%

Note H. LEASING ARRANGEMENTS

PolyOne leases certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $20.5 million in 2006, $19.3 million in 2005 and $18.3 million in 2004.

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year at December 31, 2006 were as follows: 2007 — $15.2 million; 2008 — $12.0 million; 2009 — $9.2 million; 2010 — $7.0 million; 2011 — $6.4 million; and thereafter — $15.2 million.

Note I. SALE OF ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consist of the following:

(In millions)	2006	2005

Trade accounts receivable	$160.7	$139.6
Retained interest in securitized accounts receivable	161.6	187.3
Allowance for doubtful accounts	(5.9)	(6.4)

	$316.4	$320.5

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, bankruptcy-remote subsidiary. At December 31, 2006 and 2005, accounts receivable totaling $161.6 million and $187.3 million, respectively, were sold by PolyOne to PFC. PFC, in turn, may sell an undivided interest in these accounts receivable to certain investors and realize proceeds of up to $175 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At December 31, 2006, PFC had not sold any of its undivided interests in accounts receivable. At December 31, 2005, PFC had sold $7.9 million of its undivided interests in accounts receivable. PolyOne retained an interest in the $161.6 million and $187.3 million of trade receivables at December 31, 2006 and 2005, respectively, that were sold by PolyOne to PFC. As a result, these retained interests are included in accounts receivable on the Consolidated Balance Sheets at December 31, 2006 and 2005.

The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million limit under the facility, of which $10.9 million was used at December 31, 2006. Continued availability of the securitization program depends upon compliance with covenants that are contained in the related agreements. As of December 31, 2006, PolyOne was in compliance with these covenants.

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

Note J. INVENTORIES

	December 31,	December 31,
(In millions)	2006	2005

At FIFO or average cost, which approximates current cost:
Finished products and in process	$165.4	$155.0
Raw materials and supplies	111.7	86.8

	277.1	241.8
Reserve to reduce certain inventories to LIFO cost basis	(36.3)	(50.0)

	$240.8	$191.8

Note K. PROPERTY

	December 31,	December 31,
(In millions)	2006	2005

Land and land improvements	$39.8	$40.6
Buildings	263.2	253.4
Machinery and equipment	854.9	827.5

	1,157.9	1,121.5
Less accumulated depreciation and amortization	(715.5)	(685.5)

	$442.4	$436.0

The increase in property of $6.4 million was a result of capital expenditures of $41.1 million, the acquisition of the fixed assets of DH Compounding Company in the amount of $15.4 million, and an increase of $9.7 million from foreign currency translation. Offsetting these increases was depreciation expense of $55.0 million and disposals of $4.8 million.

POLYONE CORPORATION   47

Note L. OTHER BALANCE SHEET LIABILITIES

	Accrued Expenses		Non-current Liabilities
	December 31,		December 31,
(In millions)	2006	2005	2006	2005

Employment costs	$49.5	$39.4	$11.0	$12.8
Environmental	5.0	7.3	54.5	47.9
Taxes	7.6	8.2	—	—
Post-retirement benefits	9.3	8.9	—	—
Interest	6.9	7.7	—	—
Pension	4.5	4.8	125.1	135.4
Employee separation and plant phaseout	1.5	2.5	—	—
Insurance accruals	0.1	0.1	1.7	1.8
Other	8.7	3.5	8.2	16.4

	$93.1	$82.4	$200.5	$214.3

Note M. EMPLOYEE BENEFIT PLANS

PolyOne has several pension plans, of which only two continue to accrue benefits for certain U.S. employees. These two plans generally provide benefit payments using a formula that is based upon employee compensation and length of service. Length of service for determining benefit payments was frozen as of December 31, 2002. All U.S. defined-benefit pension plans were closed to new participants as of December 31, 1999.

PolyOne also sponsors several unfunded defined-benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. As of April 1, 2006, all post-retirement health care plans are contributory. Retiree contributions are adjusted periodically, and these plans contain other cost-sharing features such as a maximum cap on the Company’s cost, deductibles and cost sharing. Life insurance plans are generally non-contributory. Only certain employees hired prior to December 31, 1999 are eligible to participate in the Company’s post-retirement health care and life insurance plans.

PolyOne uses December 31 as the measurement date for all of its plans. Effective December 31, 2005, PolyOne adopted the RP2000 mortality table to better estimate the future liabilities under its defined-benefit pension plans.

As discussed in Note C, the Company adopted the provisions of SFAS No. 158 as of December 31, 2006 and, accordingly, recognized an increase of $6.4 million on a pre-tax basis and a decrease of $0.4 million on an after-tax basis to its accumulated other comprehensive loss for the unfunded status of its pension and post-retirement health care benefit plans. In addition, PolyOne recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record its proportionate share of OxyVinyls’ adoption of SFAS No. 158. The Company also recognized the prior service cost and net actuarial gains and losses of these plans in accumulated other comprehensive income. Future changes to the funded status of these plans will be recognized through accumulated other comprehensive income (AOCI) in the year the change occurs.

48   POLYONE CORPORATION

The following table illustrates the impact of the adoption of SFAS No. 158 on a pre-tax basis at December 31, 2006:

	Pension	Health Care
(In millions)	Benefits	Benefits

Before application of SFAS No. 158:
Assets
Prepaid cost	$61.6	$—
Intangible assets	0.1	—
Deferred income taxes	35.2	32.3

Liabilities and shareholders’ equity
Liability for pension benefits	167.5	109.6
AOCI	(124.4)	—
Total shareholders’ equity	(124.4)	—
Adjustments:
Assets
Prepaid cost	$(60.9)	$—
Intangible assets	(0.1)	—
Deferred income taxes	0.6	6.2

Liabilities and shareholders’ equity
Liability for pension benefits	(37.9)	(16.7)
AOCI	(23.1)	16.7
Change in AOCI related to adoption of SFAS No. 158 of equity affiliate	—	(2.7)
Total shareholders’ equity	(23.1)	14.0
After application of SFAS No. 158:
Assets
Prepaid cost	$0.7	$—
Intangible assets	—	—
Deferred income taxes	35.8	38.5

Liabilities and shareholders’ equity
Liability for pension benefits	129.6	92.9
AOCI	(147.5)	16.7
Change in AOCI related to adoption of SFAS No. 158 of equity affiliate	—	(2.7)
Total shareholders’ equity	(147.5)	14.0

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined-benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

POLYONE CORPORATION   49

	Pension Benefits		Health Care Benefits
(In millions)	2006	2005	2006	2005

Change in benefit obligation:
Projected benefit obligation — beginning of year	$536.6	$526.2	$102.6	$112.5
Service cost	1.1	1.3	0.4	0.4
Interest cost	29.4	28.9	5.1	5.9
Participant contributions	—	—	6.3	4.6
Benefits paid	(36.5)	(36.2)	(14.9)	(16.9)
Acquired businesses and plan amendments	1.1	7.9		(8.8)
Change in discount rate and other	(16.8)	8.5	(6.6)	4.9

Projected benefit obligation — end of year	$514.9	$536.6	$92.9	$102.6
Projected salary increases	23.0	26.1	—	—

Accumulated benefit obligation	$491.9	$510.5	$92.9	$102.6

Change in plan assets:
Plan assets — beginning of year	$370.0	$377.6	$—	$—
Actual return on plan assets	46.2	23.9	—	—
Company contributions	5.3	5.5	8.6	12.3
Plan participants’ contributions	—	—	6.3	4.6
Benefits paid	(36.5)	(36.2)	(14.9)	(16.9)
Other	1.0	(0.8)		—

Plan assets — end of year	$386.0	$370.0	$—	$—

Funded status at end of year	$(128.9)	$(166.6)	$(92.9)	$(102.6)

Plan assets of $386.0 million and $370.0 million at December 31, 2006 and 2005, respectively, relate to PolyOne’s funded pension plans that have an accumulated benefit obligation (ABO) of $443.3 million and $462.4 million at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, PolyOne is 87% and 80% funded, respectively, in regards to these plans and their respective ABO.

Amounts included in the Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2006	2005	2006	2005

Other non-current assets	$0.7	$—	$—	$—
Current liabilities	$4.5	$4.8	$9.3	$8.9
Long-term liabilities	$125.1	$135.4	$83.6	$107.9

Amounts recognized in AOCI:

	Pension Benefits		Health Care Benefits
(In millions)	2006	2005	2006	2005

Net loss	$148.1		$25.1
Prior service cost (credit)	(0.6)		(41.8)
Equity affiliate’s adoption of SFAS No. 158	—		2.7

	$147.5	$169.0	$(14.0)	$—

Change in AOCI under SFAS No. 158:

	Pension Benefits		Health Care Benefits
(In millions)	2006	2005	2006	2005

AOCI in prior year	$169.0
Increase (decrease) prior to SFAS No. 158	(44.9)		—
Increase (decrease) due to SFAS No. 158	23.1		(16.7)
Increase related to adoption of SFAS No. 158 of equity affiliate	—		2.7
Other adjustments	0.3		—

AOCI in current year	$147.5	$169.0	$(14.0)

50   POLYONE CORPORATION

As of December 31, 2006 and 2005, PolyOne had plans with a projected benefit obligation and an accumulated benefit obligation in excess of the related plan assets. Information for these plans is presented below:

	Pension Benefits		Health Care Benefits
(In millions)	2006	2005	2006	2005

Projected benefit obligation	$512.8	$534.2	$92.9	$102.6
Accumulated benefit obligation	490.0	508.1	92.9	$102.6
Fair value of plan assets	383.3	366.6	—	—

	Pension Benefits			Health Care Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.07%	5.66%	5.58%	6.02%	5.56%	5.43%
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	11%	11%	11%
Rate to which the
cost trend rate is assumed to decline (the ultimate trend
rate)	—	—	—	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2013	2012	2011

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.3	$(0.3)
Effect on post-retirement benefit obligation	5.9	(5.3)

An expected return on plan assets of 8.50% will be used to calculate the 2007 pension expense. The expected long-term return rate on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns.

The following table summarizes the components of net period benefit cost that was recognized during each of the years in the three-year period ended December 31, 2006. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(Dollars in millions)	2006	2005	2004	2006	2005	2004

Components of net periodic benefit costs:
Service cost	$1.1	$1.3	$1.1	$0.4	$0.4	$0.5
Interest cost	29.4	28.9	29.6	5.1	5.9	8.2
Expected return on plan assets	(30.2)	(31.7)	(26.3)	—	—	—
Curtailment and settlement charges	—	0.4	0.1	—	—	—
Amortization of prior service cost	—	—	—	(5.8)	(4.5)	—
Amortization of net loss (gain)	13.3	13.0	10.7	1.6	1.2	(0.8)

	$13.6	$11.9	$15.2	$1.3	$3.0	$7.9

POLYONE CORPORATION   51

	Pension Benefits			Health Care Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.66%	5.58%	6.25%	5.56%	5.43%	6.25%
Expected long-term return on plan assets	8.50%	8.75%	8.75%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	10%	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2012	2011	2010

The amortization amounts expected to be recognized during the year ended December 31, 2007 are as follows:

(In millions)	Pension Benefits	Health Care Benefits

Amount of net prior service cost (credit)	$(0.1)	$(5.8)
Amount of net loss	$9.2	$1.4

PolyOne’s pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. PolyOne’s expected portfolio asset mix also considers the duration of plan liabilities and historical and expected returns of the asset investments. PolyOne’s pension asset investment allocation guidelines are to invest 40% to 75% in equity securities, 15% to 40% in debt securities (including cash equivalents) and 8% to 22% in alternative investments. These alternative investments include funds of multiple asset investment strategies and funds of hedge funds.

PolyOne’s weighted-average asset allocations at December 31, 2006 and 2005 were as follows:

	Plan Assets at
	December 31,
Asset Category	2006	2005

Equity securities	62%	63%
Debt securities	17	17
Other	21	20

	100%	100%

The estimated future benefit payments for PolyOne’s pension and health care plans are as follows:

			Medicare
	Pension	Health Care	Part D
(In millions)	Benefits	Benefits	Subsidy

2007	$35.4	$9.2	$1.4
2008	35.2	9.3	1.5
2009	35.2	9.3	1.5
2010	36.1	9.4	1.6
2011	35.8	9.3	1.6
2012 through 2016	185.0	43.0	8.2

The Company currently estimates that 2007 employer contributions will be $15.9 million to all qualified and nonqualified pension plans and $9.2 million to all health care benefit plans. The Company anticipates that it will make a payment of approximately $11.1 million to its U.S. qualified defined-benefit plans in 2007. This amount is included in the total estimate of $15.9 million to all of the Company’s qualified and non-qualified pension plans.

PolyOne sponsors a voluntary retirement savings plan (RSP). Under the provisions of this plan, eligible employees can generally receive defined Company contributions of 2% of their eligible earnings plus Company matching contributions based on the first 6% of their eligible earnings contributed to the plan. In addition, PolyOne may make discretionary contributions to this plan for eligible employees based on a specific percentage of each employee’s compensation.

Following are PolyOne’s contributions to the RSP:

(In millions)	2006	2005	2004

Retirement savings match	$5.4	$5.1	$4.2
Defined retirement benefit	4.7	4.8	5.4

	$10.1	$9.9	$9.6

Note N. COMMITMENTS AND RELATED-PARTY INFORMATION

Environmental — PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of a number of environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $59.5 million at December 31, 2006 and $55.2 million at December 31, 2005 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s

52   POLYONE CORPORATION

view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at December 31, 2006. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. For 2006, 2005 and 2004, PolyOne incurred environmental expense of $2.5 million, $0.2 million and $10.3 million, respectively, of which $2.5 million in 2006, $0.9 million in 2005 and $8.7 million in 2004 related to inactive or formerly owned sites. Environmental expense is presented net of insurance recoveries of $8.1 million in 2006, $2.2 million in 2005 and $1.8 million in 2004. The insurance recoveries all relate to inactive or formerly owned sites.

Guarantees — PolyOne guarantees $67.0 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in 2017.

Related-Party Transactions — PolyOne purchases a substantial portion of its PVC resin and all of its vinyl chloride monomer (VCM) raw materials under supply agreements with OxyVinyls. These agreements have an initial term of 15 years commencing May 1, 1999, and PolyOne has the right to renew these agreements for two five-year periods. PolyOne has also entered into various service agreements with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $17.3 million at December 31, 2006 and $28.0 million at December 31, 2005. PolyOne’s purchases of raw materials from OxyVinyls were $369 million during 2006, $368 million during 2005 and $273 million during 2004.

Note O. OTHER EXPENSE, NET

(In millions)	2006	2005	2004

Currency exchange loss	$(1.3)	$(0.1)	$(3.0)
Foreign exchange contracts gain (loss)	1.1	0.6	(1.1)
Discount on sale of trade receivables	(1.9)	(5.5)	(6.1)
Retained post-employment benefit cost related to discontinued operations	—	(1.3)	(3.6)
Other income (expense), net	(0.7)	1.0	0.6

	$(2.8)	$(5.3)	$(13.2)

Note P. INCOME TAXES

Income (loss) before income taxes and discontinued operations consists of the following:

(In millions)	2006	2005	2004

Domestic	$101.5	$52.6	$(10.9)
Foreign	18.4	16.2	52.2

	$119.9	$68.8	$41.3

A summary of income tax expense (benefit) follows:

(In millions)	2006	2005	2004

Current:
Federal	$2.5	$0.3	$—
State	2.2	0.7	0.4
Foreign	2.9	3.6	12.6

Total current	$7.6	$4.6	$13.0
Deferred:
Federal	$(14.2)	$—	$—
State	(1.6)	—	—
Foreign	2.2	2.0	0.7

Total deferred	$(13.6)	$2.0	$0.7

Total tax expense (benefit)	$(6.0)	$6.6	$13.7

The income tax rate (benefit) for financial reporting purposes differed from the federal statutory rate as follows:

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
Alternative minimum tax	2.1	0.4	—
State tax, net of federal benefit	1.2	0.7	0.7
Valuation allowance	(50.1)	(31.0)	12.5
Provision for repatriation of foreign earnings	8.8	2.0	—
Differences in rates of foreign operations	(1.2)	(0.1)	(12.1)
Other, net	(0.8)	2.6	(2.9)

Effective income tax rate	(5.0)%	9.6%	33.2%

Components of PolyOne’s deferred tax liabilities and assets at December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005

Deferred tax liabilities:
Tax over book depreciation	$45.9	$52.2
Intangibles	5.0	4.8
Equity investments	118.1	131.0
Other, net	7.3	6.0

Total deferred tax liabilities	$176.3	$194.0

Deferred tax assets:
Post-retirement benefits other than pensions	$38.5	$38.6
Employment cost and pension	39.9	44.5
Discontinued operations impairment	—	15.7
Environmental	20.8	19.4
Net operating loss carryforward	94.1	146.6
State taxes	1.6	5.9
Alternative minimum tax credit carryforward	8.5	6.1
Foreign net operating losses and tax credit carryforward	1.4	1.2
Other, net	16.0	13.1

Total deferred tax assets	$220.8	$291.1
Tax valuation allowance	(1.4)	(76.9)

Net deferred tax assets	$43.1	$20.2

POLYONE CORPORATION   53

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company recorded a $75.5 million reversal of valuation allowance in 2006. This amount is comprised of a $44.3 million current year utilization of net operating loss carryforwards, $15.4 million as a component of other comprehensive income associated with changes in accumulated other comprehensive income related to the pension and post retirement health care benefit liabilities, and a $15.8 million reversal of the valuation allowance as a reduction to expense associated with the Company’s determination that it is more likely than not that the deferred tax asset will be realized.

The reduction in the valuation allowance in 2005 is primarily the result of utilizing net operating loss carryforwards.

PolyOne provided for U.S. federal and foreign withholding tax on $22.0 million, or 11% of foreign subsidiaries’ undistributed earnings as of December 31, 2006. Undistributed earnings for which no federal or foreign withholding tax has been provided are intended to be reinvested indefinitely and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

PolyOne paid income taxes, net of refunds, of $9.0 million in 2006, $10.2 million in 2005 and $8.0 million in 2004. PolyOne has a U.S. net operating loss carryforward of $269.0 million, of which $95.0 million will expire in 2022, $87.6 million in 2023, $86.1 million in 2024, and the remaining $0.3 million in 2025. In addition, PolyOne has an alternative minimum tax credit carryforward of $8.5 million that has no expiration date.

NOTE Q. SHARE-BASED COMPENSATION

Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 includes (a) compensation cost for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, plus (b) compensation cost for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R). Because share-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information that was required under SFAS No. 123 for the years ended December 31, 2005 and 2004, the Company accounted for forfeitures as they occurred.

PolyOne has one active share-based compensation plan, which is described below. The pre-tax compensation cost that was recognized for the year ended December 31, 2006 was $4.5 million. For the years ended December 31, 2005 and 2004, PolyOne recognized a benefit of $0.6 million and expense of $2.7 million, respectively. This compensation cost or benefit is included in selling and administrative expenses in the Consolidated Statements of Operations.

2005 Equity and Performance Incentive Plan

In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards to PolyOne employees will be issued only from this plan until there are no shares remaining under the plan. As a result, all previous equity-based plans were frozen in May 2005. The 2005 EPIP provides for the award of a broad variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and SARs. Five million shares of common stock have been reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.

Stock Appreciation Rights

During 2006, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,141,000 SARs. The awards were approved and communicated as follows:

Date of issuance	Jan. 4, 2006	Feb. 21, 2006	May 25, 2006	Aug. 30, 2006	Oct. 4, 2006
Number of SARs	854,400	174,900	56,700	35,000	20,000
Grant date stock price	$6.51	$9.19	$9.02	$8.48	$8.12
Expiration date	Jan. 4, 2013	Feb. 21, 2013	May 25, 2013	Aug. 30, 2013	Oct. 4, 2013

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

The option pricing model used by PolyOne to value the SARs granted during 2006 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as by assumptions regarding a number of highly complex and subjective variables that are presented in the following table. Expected volatility was determined by the six-year historical weekly average market price volatility for PolyOne’s common stock and the implied volatility rates for exchange-traded options. The expected term of options granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were not included in this

54   POLYONE CORPORATION

calculation because PolyOne does not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates that were in effect at the time of the grant. Forfeitures were estimated at 3% per year based on PolyOne’s historical experience. Following is a summary of the assumptions related to the SAR grants issued during 2006, 2005 and 2004:

	2006	2005	2004

Expected volatility	44.0%	42.0%	42.4%
Expected dividends	—	—	—
Expected term (in years)	3.7 — 4.3	5.2 — 5.5	5.4 — 6.4
Risk-free rate	4.26% — 4.91%	3.8%	3.45 — 4.07%
Value of SARs granted	$2.63 — $3.82	$4.05 — $4.31	$3.36

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

A summary of SAR activity under the 2005 EPIP as of December 31, 2006 and during 2006 is presented below:

			Weighted-Average	Aggregate Intrinsic
	Shares	Weighted-Average	Remaining	Value
Stock Appreciation Rights	(in thousands)	Exercise Price	Contractual Term	(in millions)

Outstanding at January 1, 2006	1,528	$7.40
Granted	1,141	7.13
Exercised	(564)	6.13
Forfeited or expired	(465)	6.53

Outstanding at December 31, 2006	1,640	$7.90	5.6 years	$0.8

Vested at December 31, 2006	980	$7.84	5.7 years	$0.5

Exercisable at December 31, 2006	275	$9.52	4.5 years	$—

The weighted-average grant date fair value of SARs granted during 2006 was $2.99. SARs granted during 2005 amounted to 474,300 and had a weighted-average grant date fair value of $4.18. SARs granted during 2004 amounted to 52,500 and had a weighted-average grant date fair value of $3.36. The total intrinsic value of SARs that were exercised during 2006, 2005 and 2004 was $1.5 million, $0.2 million and $1.0 million, respectively.

As of December 31, 2006, there was $0.5 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a weighted-average period of one year.

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

A summary of option activity as of December 31, 2006 and changes during 2006 is presented below:

			Weighted-Average	Aggregate
	Shares	Weighted-Average	Remaining	Intrinsic Value
Stock Options	(in thousands)	Exercise Price	Contractual Term	(in millions)

Outstanding at January 1, 2006	9,115	$11.55
Granted	—	—
Exercised	(443)	6.76
Forfeited or expired	(1,287)	13.57

Outstanding at December 31, 2006	7,385	$11.47	2.8 years	$1.1

Vested and exercisable at December 31, 2006	7,385	$11.47	2.8 years	$1.1

No options were granted in 2006 or 2005.  Options granted in 2004 amounted to 109,000 and had a weighted-average grant date fair value of $7.08.

The total intrinsic value of stock options that were exercised during 2006, 2005 and 2004 was $0.9 million, $0.1 million and $0.1 million, respectively.

POLYONE CORPORATION   55

Cash received during 2006, 2005 and 2004 from the exercise of stock options was $3.1 million, $0.5 million and $0.3 million, respectively.

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

At December 31, 2006, there were 564,526 performance share awards outstanding with a weighted-average grant date fair value of $8.94 per share. During 2006, compensation cost of $1.0 million was recognized for these awards. As of December 31, 2006, based on projected performance attainment for the remaining life of the awards, the unrecognized compensation cost of these awards was approximately $0.6 million.

Restricted Stock Awards

On February 21, 2006, PolyOne issued 200,000 shares of restricted stock as part of the compensation package for its new Chief Executive Officer. In addition, 5,000 and 15,000 shares of restricted stock were issued to executives during the third and fourth quarter of 2006, respectively. The value of the restricted shares was established using the market price of PolyOne’s common stock on the date of the grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff vesting period of the restricted stock. As of December 31, 2006, all 220,000 shares remain unvested with a weighted-average grant date fair value of $8.76 per share and a weighted-average remaining contractual term of 32 months. Compensation expense recorded during 2006 was $0.5 million. Unrecognized compensation cost for restricted stock awards at December 31, 2006 was $1.4 million. No shares of restricted stock were issued in 2005 or 2004.

Note R. SEGMENT INFORMATION

A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. PolyOne determines and discloses its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which defines how to determine segments.

The Company’s historical presentation of segment information consisted of six reportable segments: Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, Resin and Intermediates, and an All Other segment. The All Other segment consisted of the North American Engineered Materials and Polymer Coating Systems operating segments. Effective with the first quarter of 2006, Producer Services, a new operating segment, was formed from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, North American Color and Additives no longer meets the quantitative thresholds that would require separate disclosure as a reportable segment and is included in the All Other segment. Producer Services also does not meet the quantitative thresholds as defined in SFAS No. 131 and is also included in the All Other segment. During the fourth quarter of 2006, PolyOne changed its management structure, which resulted in the Specialty Resins reportable segment being subsumed into the Vinyl Compounds reportable segment to create a new operating and reportable segment, Vinyl Business.

Effective December 31, 2006, all disclosures reflect four reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. Additionally, the operating segments that do not meet the threshold for separate disclosure as reportable segments are reported in an All Other segment. Segment information for prior periods has been restated to conform to the 2006 presentation.

PolyOne sold its Elastomers and Performance Additives business in August 2004. It was previously reported as a separate segment, and its historical financial results are presented as discontinued operations. PolyOne sold its Engineered Films business in February 2006. Its historical financial results are also presented as discontinued operations.

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

Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of

56   POLYONE CORPORATION

each segment are consistent with those described in Note C. Following is a description of each of the Company’s four reportable segments and the All Other segment.

Vinyl Business — The Vinyl Business segment is a global leader offering an extensive array of products and services for vinyl coating, molding and extrusion processors. Product offerings include rigid, flexible and dry blend vinyl compounds as well as industry-leading dispersion, blending, and specialty suspension grade vinyl resins to a wide variety of manufacturers of plastic parts and consumer-oriented products. Vinyl Business also offers a wide range of polymer services to meet the ever changing needs of the segment’s multi-market customer base. These services include materials testing and component analysis, color management, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations, extruder screw design and specialty products.

Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, automotive, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. The Vinyl Business segment is structured to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.

International Color and Engineered Materials — The International Color and Engineered Materials operating segment combines the strong regional heritage of the Company’s color additive masterbatches and engineered materials operations to create global capabilities with plants, sales and service facilities located throughout Europe and Asia.

Working in conjunction with the Company’s North American Color and Additives and North American Engineered Materials segments, International Color and Engineered Materials provide solutions that meet international customers’ demands for both global and local manufacturing, service and technical support.

PolyOne Distribution — The PolyOne Distribution operating segment distributes more than 3,500 grades of engineering and commodity grade resins including PolyOne-produced compounds to the North American market. These products are sold to over 5,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, PolyOne Distribution offers customers a broad product portfolio, just-in-time delivery from 24 stocking locations and local technical support.

Resin and Intermediates — The Resin and Intermediates segment consists almost entirely of two joint ventures that are reported on the equity method. The Company holds a 24% equity interest in OxyVinyls and a 50% equity interest in SunBelt. OxyVinyls, a producer of PVC resin, VCM, chlorine and caustic soda, is a partnership with Occidental Chemical Corporation and is PolyOne’s principal supplier of PVC resin. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls is North America’s second largest and the world’s third largest producer of PVC resin. In 2006, OxyVinyls had production capacity of approximately 4.3 billion pounds of PVC resin, 6.2 billion pounds of VCM, which is an intermediate chemical in the production of PVC, 580 thousand tons of chlorine and 667 thousand tons of caustic soda. The 6.2 billion pounds of vinyl chloride monomer capacity includes approximately 2.4 billion pounds owned by OxyMar, a partnership that is 50% owned by OxyVinyls. In 2006, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by OxyVinyls and SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.

All Other — The Company’s All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. A description of these operating segments follows.

North American Color and Additives — The North American Color and Additives operating segment is a leading provider of specialized colorants and additive concentrates that offer an innovative array of colors, special effects and performance-enhancing solutions. The segment’s color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, the colorants help customers achieve a vast array of specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets.

North American Color and Additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement.

Colorant and additives masterbatches are used in most types of plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in packaging, automotive, consumer, outdoor decking, pipe, and wire and cable. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.

North American Engineered Materials — The North American Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications. The North American Engineered Materials’ product portfolio, among the broadest in the industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler and colorant technologies.

POLYONE CORPORATION   57

The depth of North American Engineered Materials’ compounding expertise helps expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet the unique performance requirements of the segment’s customers. Product development and application reach is further enhanced by the capabilities of the North American Engineered Materials’ Solutions Center, which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. The segment’s manufacturing capabilities, which include a new facility located in Avon Lake, Ohio, are targeted at meeting customers’ demand for speed, flexibility and critical quality.

Producer Services — The Producer Services operating segment offers custom compounding services to resin producers and processors that design and develop their own compound recipes. Producer Services also offers a complete product line of custom black masterbatch products for use in the pressure pipe industry. Customers often require high quality, cost effective and confidential services. As a strategic and integrated supply chain partner, Producer Services offers resin producers a method to develop custom products for niche markets by using PolyOne’s compounding expertise and multiple manufacturing platforms.

Polymer Coating Systems — The Polymer Coating Systems operating segment provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane, and silicone. The products and services are designed to meet the specific requirements of customers’ applications by providing unique solutions to their market needs. Products also include proprietary fabric screen-printing inks, powders, latexes, specialty additives and colorants. Polymer Coating Systems sells into diversified markets that include recreational and athletic apparel, automotive, construction, flooring, material handling, filtration, outdoor furniture, and medical/health care. PolyOne also has a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells polyurethane systems into many of the same markets.

Financial information by reportable segment is as follows:

Year ended December 31, 2006	Sales to External			Operating	Depreciation and	Capital	Total
(in millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$788.3	$137.5	$925.8	$65.3	$17.8	$5.1	$412.3
International Color and Engineered Materials	539.9	—	539.9	22.3	13.7	13.6	379.6
PolyOne Distribution	724.1	8.7	732.8	19.2	1.5	0.3	164.6
Resin and Intermediates	—	—	—	102.5	0.2	—	270.9
All Other	570.1	28.5	598.6	(0.2)	18.8	17.8	374.5
Corporate and eliminations	—	(174.7)	(174.7)	(18.9)	5.1	4.3	171.7

Total	$2,622.4	$—	$2,622.4	$190.2	$57.1	$41.1	$1,773.6

Year Ended December 31, 2005	Sales to External			Operating	Depreciation and	Capital	Total
(in millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$790.4	$136.3	$926.7	$59.8	$14.3	$6.0	$438.7
International Color and Engineered Materials	473.2	—	473.2	16.2	13.1	12.6	334.2
PolyOne Distribution	672.0	7.2	679.2	19.5	1.3	0.3	178.8
Resin and Intermediates	—	—	—	90.9	0.2	—	259.9
All Other	515.0	28.1	543.1	(4.5)	19.6	7.3	350.6
Corporate and eliminations	—	(171.6)	(171.6)	(41.6)	2.2	5.9	125.5

Total	$2,450.6	$—	$2,450.6	$140.3	$50.7	$32.1	$1,687.7

Year Ended December 31, 2004	Sales to External			Operating	Depreciation and	Capital	Total
(in millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$708.5	$122.9	$831.4	$67.8	$14.2	$4.2	$443.5
International Color and Engineered Materials	466.4	—	466.4	34.1	13.0	11.7	368.9
PolyOne Distribution	599.8	6.5	606.3	17.8	1.3	0.1	160.6
Resin and Intermediates	—	—	—	53.7	0.2	—	247.7
All Other	493.0	26.9	519.9	(0.4)	20.4	7.1	376.0
Corporate and eliminations	—	(156.3)	(156.3)	(44.6)	1.8	0.8	149.8

Total	$2,267.7	$—	$2,267.7	$128.4	$50.9	$23.9	$1,746.5

58   POLYONE CORPORATION

In October 2006, PolyOne purchased the remaining 50% of its equity investment in DH Compounding Company from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. This equity investment was previously reflected in the “Investment in equity affiliates” line of the Consolidated Balance Sheets. DH Compounding Company is now fully consolidated in the Consolidated Balance Sheet as of December 31, 2006, and the results of operations were included in the Consolidated Statement of Operations beginning October 1, 2006. DH Compounding is included in our Producer Services operating segment.

The Vinyl Business segment includes Geon/Polimeros Andinos equity affiliate (owned 50%). For 2006, the All Other segment includes earnings of DH Compounding Company equity affiliate (owned 50% by Producer Services) for the nine months ended September 30, 2006 and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% by Polymer Coating Systems). For 2005 and 2004, the All Other segment includes DH Compounding Company equity affiliate (owned 50% by Producer Services) and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% by Polymer Coating Systems).

Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Amounts related to equity affiliates included in the segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(In millions)	2006	2005	2004

Earnings of equity affiliates:
Producer Services	$1.5	$2.1	$2.4
Polymer Coating Systems	3.5	3.3	2.6
Vinyl Business	0.9	1.1	0.9
Resin and Intermediates	106.5	72.4	60.3

Subtotal	112.4	78.9	66.2
Minority interest	(0.8)	—	(1.5)

Total	$111.6	$78.9	$64.7

Investment in equity affiliates:
Producer Services	$—	$11.0	$11.7
Polymer Coating Systems	1.5	0.7	1.8
Vinyl Business	14.2	13.3	12.9
Resin and Intermediates	260.4	248.9	236.9

Total	$276.1	$273.9	$263.3

PolyOne’s sales are primarily to customers in the United States, Europe, Canada and Asia, and the majority of its assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2006	2005	2004

Net sales:
United States	$1,743.6	$1,648.0	$1,500.9
Europe	442.6	404.4	418.5
Canada	287.6	283.2	254.4
Asia	135.7	101.5	81.4
Other	12.9	13.5	12.5
Long-lived assets:
United States	$567.2	$545.1	$580.9
Europe	169.9	158.9	176.0
Canada	62.1	63.4	62.9
Asia	26.3	23.5	18.9
Other	2.7	2.7	2.7

POLYONE CORPORATION   59

Note S. WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(In millions)	2006	2005	2004

Weighted-average shares — basic:
Weighted-average shares outstanding	92.5	91.9	91.6
Less unearned portion of restricted stock awards included in outstanding shares	0.1	—	—

	92.4	91.9	91.6

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.4	91.9	91.6
Plus dilutive impact of stock options and stock awards	0.4	0.1	0.2

	92.8	92.0	91.8

Basic earnings per common share is computed as net income available to common shareholders divided by weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted average diluted shares outstanding.

Outstanding stock options with exercise prices greater that the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 7.4 million, 8.9 million and 10.2 million at December 31, 2006, 2005 and 2004, respectively.

Note T. FINANCIAL INSTRUMENTS

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

The following table summarizes the contractual amounts of PolyOne’s foreign exchange contracts at December 31, 2006 and 2005. Foreign currency amounts are translated at exchange rates as of December 31, 2006 and 2005, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

	December 31, 2006		December 31, 2005
Currency (in millions)	Buy	Sell	Buy	Sell

U.S. dollar	$83.9	$22.7	$88.2	$57.8
Euro	0.6	85.2	12.7	86.9
British pound sterling	—	—	8.3	—
Canadian dollar	21.7	—	32.1	—
Other	—	—	3.9	—

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

Foreign exchange contracts — The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2006. The fair value of long-term foreign exchange contracts is based on quoted market prices for contracts with similar maturities.

Interest rate swaps — The fair value of interest rate swap agreements, obtained from the respective financial institutions, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

60   POLYONE CORPORATION

The carrying amounts and fair values of PolyOne’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Cash and cash equivalents	$66.2	$66.2	$32.8	$32.8
Long-term debt
10.625% senior notes	241.4	255.9	300.0	324.7
7.500% debentures	50.0	43.8	50.0	45.1
8.875% senior notes	199.1	199.5	198.9	199.0
Medium-term notes	91.7	95.0	90.5	94.9
Other borrowings	8.0	8.1	—	—
Foreign exchange contracts	(1.7)	(1.7)	0.6	0.6
Interest rate swaps	(5.1)	(5.1)	(5.8)	(5.8)

Note U. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006 Quarters				2005 Quarters
(In millions, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Sales	$595.2	$666.2	$686.4	$674.6	$606.8	$611.6	$620.4	$611.8
Operating costs and expenses, net	572.8	629.8	622.9	606.7	568.8	607.2	567.2	567.1
Operating income	22.4	36.4	63.5	67.9	38.0	4.4	53.2	44.7
Income (loss) before discontinued operations	15.0	19.6	42.4	48.9	20.4	(16.2)	33.0	25.0
Discontinued operations	(0.6)	—	—	(2.1)	1.3	(3.3)	(1.7)	(11.6)
Net income (loss)	$14.4	$19.6	$42.4	$46.8	$21.7	$(19.5)	$31.3	$13.4
Basic and diluted earnings (loss) per share:(1)
Before discontinued operations	$0.16	$0.21	$0.46	$0.53	$0.22	$(0.18)	$0.36	$0.27
Net income (loss)	$0.15	$0.21	$0.46	$0.51	$0.24	$(0.21)	$0.34	$0.15

(1)	Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

POLYONE CORPORATION   61

SCHEDULE II

POLYONE CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE Years Ended December 31, 2006, 2005 AND 2004
(In millions)

	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other	Other		Other	End of
	of Period	Expenses	Accounts(C)	Deductions		Additions	Period

Year ended December 31, 2006
Reserves for doubtful accounts	$6.4	$3.3	$—	$(3.8	)(A)	$—	$5.9
Accrued liabilities for environmental matters	$55.2	$2.5	$—	$1.8	(B)	$—	$59.5
Year ended December 31, 2005
Reserves for doubtful accounts	$8.0	$2.8	$—	$(4.4	)(A)	$—	$6.4
Accrued liabilities for environmental matters	$64.5	$0.2	$0.3	$(9.8	)(B)	$—	$55.2
Year ended December 31, 2004
Reserves for doubtful accounts	$10.4	$1.5	$—	$(3.9	)(A)	$—	$8.0
Accrued liabilities for environmental matters	$54.7	$10.3	$1.6	$(2.1	)(B)	$—	$64.5

Notes:

(A)	Accounts written off.

(B)	Cash payments during the year, net of insurance recoveries.

(C)	Translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such disclosure controls and procedures are effective as of December 31, 2006.

Management’s annual report on internal control over financial reporting

The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2006 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2006, also issued an attestation report on management’s assessment of PolyOne’s internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 30 of this Annual Report on Form 10-K and incorporated by reference into this Item 9A.

Changes in internal control over financial reporting

The following changes occurred in PolyOne’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

62   POLYONE CORPORATION

PolyOne took remedial actions related to a material weakness over the proper application of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to determine operating and reportable segments and, as a result, the determination of reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets,” that resulted in a restatement of PolyOne’s previously issued consolidated financial statements. The remedial actions taken by PolyOne are as follows:

•	Key personnel involved in the financial reporting process have enhanced the controls by which the SFAS No. 131 authoritative guidance is applied and monitored on a regular basis. These enhancements include a quarterly review of management structure and reports, quantitative thresholds and aggregation data.

•	PolyOne’s Disclosure Committee reviews the criteria to determine appropriate segment reporting on a quarterly basis.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement to be filed on or about March 26, 2007 with respect to the 2007 Annual Meeting of Shareholders (2007 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in PolyOne’s 2007 Proxy Statement.

The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in PolyOne’s 2007 Proxy Statement.

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

The information regarding executive officer and director compensation is incorporated by reference to the information contained in PolyOne’s 2007 Proxy Statement.

The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in PolyOne’s 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under PolyOne’s equity compensation plans is incorporated by reference to the information contained in PolyOne’s 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in PolyOne’s 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2006 and 2005 and the pre-approval policies and procedures of the Audit Committee of PolyOne’s Board of Directors is incorporated by reference to the information contained in PolyOne’s 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

POLYONE CORPORATION   63

(a)(2) Financial Statement Schedules:

The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(c) are incorporated by reference to Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP as of December 31, 2006 and for each of the years in the three year period then ended.

Consolidated financial statements of SunBelt Chlor Alkali Partnership as of
        December 31, 2006 and for each of the years in the three year period then ended.

The following consolidated financial statement schedule of PolyOne Corporation is included in Item 8:

Schedule II  — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

64   POLYONE CORPORATION

(a)(3) Exhibits.

Exhibit			Description

3.1		(k)	Articles of Incorporation
3	.1a	(b)	Amendment to the second article of the Articles of Incorporation, as * filed with the Ohio Secretary of State November 25, 2003
3.2		(k)	Regulations
4.1		(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee
4.2		(d)	Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes
4.3		(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012
4.4		(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of the Company’s 10 5/8% Senior Notes due May 15, 2010
10.1		(a) +	Long-Term Incentive Plan, as amended and restated
10	.1a	(c) +	Form of Award Agreement for Performance Shares
10	.1b	(c) +	Form of Award of Stock Appreciation Rights
10.2		(k) +	Incentive Stock Plan, as amended and restated through August 31, 2000
10.3		(k) +	1995 Incentive Stock Plan, as amended and restated through August 31, 2000
10.4		(k) +	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000
10.5		(k) +	1999 Incentive Stock Plan, as amended and restated through August 31, 2000
10.6		(j) +	2000 Stock Incentive Plan
10.7		(b) +	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003
10.8		(k) +	Benefit Restoration Plan (Section 401(a)(17))
10	.8a	(b) +	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003
10	.8b	(r) +	Fourth Amendment to Benefits Restoration Plan, effective January 1, 2005
10	.9a	(k) +	Senior Executive Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)
10	.9b	(p) +	Strategic Improvement Incentive Plan Overview and Form of Award
10	.9c	(s) +	Senior Executive Annual Incentive Plan, effective January 1, 2006
10	.9d	(x) +	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005)
10	.10a	(b) +	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004
10	.10b	(r) +	Amendment to Non-Employee Directors Deferred Compensation Plan effective January 1, 2005
10	.11a	(k) +	Form of Management Continuity Agreement
10	.11b	* +	Schedule of Executives with Management Continuity Agreements
10	.11c	(b) +	Supplemental Retirement Benefit Plan, effective as of January 1, 2004
10	.11d	(r) +	Amendment to Supplemental Retirement Benefit Plan, effective January 1, 2005
10	.11e	(t) +	Separation Agreement Term Sheet between the Company and Thomas A. Waltermire, dated October 6, 2005
10	.11f	(u) +	Agreement between the Company and William F. Patient, effective October 6, 2005
10	.11g	(w) +	Separation Agreement between the Company and Thomas A. Waltermire dated December 21, 2005
10	.11h	(y) +	Letter Agreement by and between the Company and Stephen D. Newlin effective as of February 13, 2006
10	.11i	(z) +	Form of Director and Officer Indemnification Agreement
10	.11j	* +	Schedule of Directors and Executive Officers with Indemnification Agreements
10	.11k	(aa)+	PolyOne Executive Severance Plan, effective May 25, 2006
10	.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003
10	.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003
10	.12c	(q)	Amendment No. 3 and Waiver, dated as of August 5, 2004, to the foregoing Amended and Restated Credit Agreement, reducing the aggregate commitment to $30 million
10	.12d	(v)	Amendment No. 4, dated as of July 26, 2005, to the Amended and Restated Credit Agreement among the Company, as borrower, and Citicorp USA, Inc. as administrative agent for the lender parties thereto

POLYONE CORPORATION   65

Exhibit			Description

10	.12e	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, the Company, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent
10	.12f	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing Trade Receivables Purchase Agreement, dated as of May 6, 2003
10	.12g	(q)	Amendment No. 2, dated as of August 5, 2004, to the foregoing Trade Receivables Purchase Agreement, reducing to $175 million the amount of eligible receivables available to be sold
10	.12h	(v)	Amended and Restated Receivables Purchase Agreement dated as of July 26, 2005, among PolyOne Funding Corporation, as seller, the Company, as servicer, Citicorp USA, Inc., as agent for the purchaser parties thereto, and National City Business Credit, Inc., as syndication agent
10	.12i	(bb)	Guarantee and Agreement, dated as of June 6, 2006, between PolyOne, as guarantor, and the beneficiary banks party thereto
10	.12j	(bb)	Second Amended and Restated Security Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee
10	.12k	(bb)	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee
10	.12l	(bb)	Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and Citicorp USA, Inc., as bank agent, U.S. Bank Trust National Association, as collateral trustee, and PolyOne Funding Corporation
10.13		(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996
10.14		(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company
10.15		(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993
10	.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.
10	.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)
10	.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)
10.17		(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company
10.18		(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand
10.19		(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997
10.20		(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Corporation
10.21		(i)	Limited Partnership Agreement of Oxy Vinyls, LP
10.22		(i)	Asset Contribution Agreement — PVC Partnership (Geon)
10.23		(i)	Parent Agreement (Oxy Vinyls, LP)
10.24		(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement
10.25		(cc)	Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006
21.1		*	Subsidiaries of the Company
23.1		*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		*	Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3		*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1		*	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		*	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2		*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Senior Vice President and Chief Financial Officer
99.1		*	Audited Financial Statements of Oxy Vinyls, LP
99.2		*	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

*	Filed herewith

66   POLYONE CORPORATION

(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.

(b)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091.

(c)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated January 11, 2005, SEC File No. 1-16091.

(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.

(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.

(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.

(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.

(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.

(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.

(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to The Geon Company’s Form S-4 Registration Statement No. 333-37344, dated July 28, 2000.

(k)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.

(l)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.

(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.

(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.

(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091

(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091

(q)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-16091

(r)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091

(s)	Incorporated by reference to the Company’s corresponding Exhibit filed with the Form 8-K dated May 24, 2005, SEC file No. 1-16091

(t)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated October 11, 2005, SEC File No. 1-16091

(u)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K filed on October 14, 2005, SEC File No. 1-16091

(v)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2005, SEC File No. 1-16091

(w)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on December 21, 2005, SEC File No. 1-16091

(x)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-16091

(y)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on February 17, 2006, SEC File No. 1-16091

(z)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on July 5, 2006, SEC File No. 1-16091.

(aa)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2006, SEC File No. 1-16091.

(bb)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on June 8, 2006, SEC File No. 1-16091.

(cc)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2005, SEC File No. 1-16091.

POLYONE CORPORATION   67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

POLYONE CORPORATION

By:	/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 28, 2007.

Signature	Title

/s/ Stephen D. Newlin Stephen D. Newlin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. David Wilson W. David Wilson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Douglas Campbell J. Douglas Campbell	Director

/s/ Carol A. Cartwright Carol A. Cartwright	Director

/s/ Gale Duff-Bloom Gale Duff-Bloom	Director

/s/ Wayne R. Embry Wayne R. Embry	Director

/s/ Richard H. Fearon Richard H. Fearon	Director

/s/ Robert A. Garda Robert A. Garda	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ Edward J. Mooney Edward J. Mooney	Director

/s/ Farah M. Walters Farah M. Walters	Director

68   POLYONE CORPORATION

EXHIBIT INDEX

Exhibit			Description

3.1		(k)	Articles of Incorporation
3	.1a	(b)	Amendment to the second article of the Articles of Incorporation, as * filed with the Ohio Secretary of State November 25, 2003
3.2		(k)	Regulations
4.1		(f)	Indenture dated as of December 1, 1995 between the Company and NBD Bank, Trustee
4.2		(d)	Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes
4.3		(m)	Indenture, dated April 23, 2002, between the Company and The Bank of New York, as Trustee, including the form of the Company’s 8.875% Senior Notes due May 2012
4.4		(n)	Indenture, dated May 6, 2003, between the Company, as Issuer, and The Bank of New York, as trustee, including the form of the Company’s 10 5/8 % Senior Notes due May 15, 2010
10.1		(a)+	Long-Term Incentive Plan, as amended and restated
10	.1a	(c)+	Form of Award Agreement for Performance Shares
10	.1b	(c)+	Form of Award of Stock Appreciation Rights
10.2		(k)+	Incentive Stock Plan, as amended and restated through August 31, 2000
10.3		(k)+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000
10.4		(k)+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000
10.5		(k)+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000
10.6		(j)+	2000 Stock Incentive Plan
10.7		(b)+	Amendment No. 1 to the Amendment and Restatement of Supplemental Retirement Benefit Plan, effective as of May 31, 2003
10.8		(k)+	Benefit Restoration Plan (Section 401(a)(17))
10	.8a	(b)+	Third Amendment to Benefit Restoration Plan (Section 401(a)(17)), effective as of May 31, 2003
10	.8b	(r)+	Fourth Amendment to Benefits Restoration Plan, effective January 1, 2005
10	.9a	(k)+	Senior Executive Annual Incentive Plan (amended as of February 28, 2001 by Exhibit A [Definition of Change of Control] to Exhibit 10.9b below)
10	.9b	(p)+	Strategic Improvement Incentive Plan Overview and Form of Award
10	.9c	(s)+	Senior Executive Annual Incentive Plan, effective January 1, 2006
10	.9d	(x)+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005)
10	.10a	(b)+	Non-Employee Directors Deferred Compensation Plan effective December 9, 1993, as amended and restated as of February 26, 2004
10	.10b	(r)+	Amendment to Non-Employee Directors Deferred Compensation Plan effective January 1, 2005
10	.11a	(k)+	Form of Management Continuity Agreement
10	.11b	*+	Schedule of Executives with Management Continuity Agreements
10	.11c	(b)+	Supplemental Retirement Benefit Plan, effective as of January 1, 2004
10	.11d	(r)+	Amendment to Supplemental Retirement Benefit Plan, effective January 1, 2005
10	.11e	(t)+	Separation Agreement Term Sheet between the Company and Thomas A. Waltermire, dated October 6, 2005
10	.11f	(u)+	Agreement between the Company and William F. Patient, effective October 6, 2005
10	.11g	(w)+	Separation Agreement between the Company and Thomas A. Waltermire dated December 21, 2005
10	.11h	(y)+	Letter Agreement by and between the Company and Stephen D. Newlin effective as of February 13, 2006
10	.11i	(z)+	Form of Director and Officer Indemnification Agreement
10	.11j	*+	Schedule of Directors and Executive Officers with Indemnification Agreements
10	.11k	(aa)+	PolyOne Executive Severance Plan, effective May 25, 2006
10	.12a	(l)	$50 million Five Year Credit Agreement dated October 30, 2000, among the Company, Citicorp USA, Inc. and the other banks signatory thereto, as amended and restated as of May 6, 2003
10	.12b	(o)	Amendment No. 2, dated as of September 25, 2003, to the foregoing $50 million Five Year Credit Agreement, as amended and restated as of May 6, 2003
10	.12c	(q)	Amendment No. 3 and Waiver, dated as of August 5, 2004, to the foregoing Amended and Restated Credit Agreement, reducing the aggregate commitment to $30 million
10	.12d	(v)	Amendment No. 4, dated as of July 26, 2005, to the Amended and Restated Credit Agreement among the Company, as borrower, and Citicorp USA, Inc. as administrative agent for the lender parties thereto
10	.12e	(l)	U.S. $225 million Trade Receivables Purchase Agreement, dated as of May 6, 2003, among PolyOne Funding Corporation, as the Seller, the Company, as the Servicer, the Banks and other Financial Institutions party thereto, as Purchasers, Citicorp USA, Inc., as the Agent, and National City Commercial Finance, Inc., as the Syndication Agent
10	.12f	(o)	Amendment No. 1, dated as of September 25, 2003, to the foregoing Trade Receivables Purchase Agreement, dated as of May 6, 2003
10	.12g	(q)	Amendment No. 2, dated as of August 5, 2004, to the foregoing Trade Receivables Purchase Agreement, reducing to $175 million the amount of eligible receivables available to be sold

POLYONE CORPORATION

Exhibit			Description

10	.12h	(v)	Amended and Restated Receivables Purchase Agreement dated as of July 26, 2005, among PolyOne Funding Corporation, as seller, the Company, as servicer, Citicorp USA, Inc., as agent for the purchaser parties thereto, and National City Business Credit, Inc., as syndication agent
10	.12i	(bb)	Guarantee and Agreement, dated as of June 6, 2006, between PolyOne, as guarantor, and the beneficiary banks party thereto
10	.12j	(bb)	Second Amended and Restated Security Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee
10	.12k	(bb)	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and U.S. Bank Trust National Association, as collateral trustee
10	.12l	(bb)	Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between PolyOne, as grantor, and Citicorp USA, Inc., as bank agent, U.S. Bank Trust National Association, as collateral trustee, and PolyOne Funding Corporation
10.13		(f)	Amended and Restated Instrument Guaranty dated as of December 19, 1996
10.14		(f)	Amended and Restated Plant Services Agreement between the Company and The B.F. Goodrich Company
10.15		(f)	Amended and Restated Assumption of Liabilities and Indemnification Agreement dated March 1, 1993 and amended and restated April 27, 1993
10	.16a	(e)	Partnership Agreement, by and between 1997 Chloralkali Venture Inc. and Olin Sunbelt, Inc.
10	.16b	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 5.03 of Article 5)
10	.16c	(g)	Amendment to aforesaid Partnership Agreement (Addition of Section 1.12)
10.17		(e)	Chlorine Sales Agreement, by and between Sunbelt Chlor Alkali Partnership and the Company
10.18		(e)	Intercompany Guarantee Agreement between the Company on the one hand and Olin Corporation and Sunbelt Chlor Alkali Partnership on the other hand
10.19		(g)	Guarantee by the Company of the Series G Sunbelt Chlor Alkali Partnership Guaranteed Secured Senior Notes Due 2017, dated December 22, 1997
10.20		(h)	Master Transaction Agreement dated December 22, 1998 between The Geon Company and Occidental Chemical Corporation
10.21		(i)	Limited Partnership Agreement of Oxy Vinyls, LP
10.22		(i)	Asset Contribution Agreement — PVC Partnership (Geon)
10.23		(i)	Parent Agreement (Oxy Vinyls, LP)
10.24		(i)	Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement
10.25		(cc)	Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006
21.1		*	Subsidiaries of the Company
23.1		*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		*	Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3		*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1		*	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		*	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2		*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Senior Vice President and Chief Financial Officer
99.1		*	Audited Financial Statements of Oxy Vinyls, LP
99.2		*	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

*	Filed herewith

(a)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s definitive proxy statement dated March 23, 2000, SEC File No. 1-05222.

(b)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091.

(c)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated January 11, 2005, SEC File No. 1-16091.

(d)	Incorporated by reference to the corresponding Exhibit filed with M.A. Hanna Company’s Form S-3 Registration Statement No. 333-05763, dated June 12, 1996.

(e)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-Q for the Quarter ended September 30, 1996, SEC File No. 1-11804.

   POLYONE CORPORATION

(f)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1996, SEC File No. 1-11804.

(g)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 10-K for the Year ended December 31, 1997, SEC File No. 1-11804.

(h)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Special Meeting Proxy Statement dated March 30, 1999, SEC File No. 1-11804.

(i)	Incorporated by reference to the corresponding Exhibit filed with The Geon Company’s Form 8-K filed on May 13, 1999, SEC File No. 1-11804.

(j)	Incorporated by reference to the corresponding Exhibit filed with Amendment No. 3 to The Geon Company’s Form S-4 Registration Statement No. 333-37344, dated July 28, 2000.

(k)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2000, SEC File No. 1-16091.

(l)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended March 31, 2003, SEC File No. 1-16091.

(m)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-87472, dated May 2, 2002.

(n)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form S-4 Registration Statement No. 333-105125, dated May 9, 2003.

(o)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the Quarter ended September 30, 2003, SEC File No. 1-16091

(p)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the Year ended December 31, 2001, SEC File No. 1-16091

(q)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-16091

(r)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 1-16091

(s)	Incorporated by reference to the Company’s corresponding Exhibit filed with the Form 8-K dated May 24, 2005 SEC File No. 1-16091

(t)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K dated October 11, 2005, SEC File No. 1-16091

(u)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K filed on October 14, 2005, SEC File No. 1-16091

(v)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2005, SEC File No. 1-16091

(w)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on December 21, 2005, SEC File No. 1-16091

(x)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-16091

(y)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on February 17, 2006, SEC File No. 1-16091

(z)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on July 5, 2006, SEC File No. 1-16091.

(aa)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2006, SEC File No. 1-16091.

(bb)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 8-K on June 8, 2006, SEC File No. 1-16091.

(cc)	Incorporated by reference to the corresponding Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2005, SEC File No. 1-16091.

POLYONE CORPORATION