Form 10-Q
period 2007-03-31
POLYONE CORP
filed 2007-05-02
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of May 1, 2007 was 92,988,920.

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
Index to Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Sales	$657.8	$674.6

Operating costs and expenses:
Cost of sales	562.7	583.7
Selling and administrative	61.0	47.3
Depreciation and amortization	14.1	14.3
Income from equity affiliates and minority interest	(6.5)	(38.7)

Operating income	26.5	68.0

Interest expense	(15.3)	(16.6)
Interest income	0.9	0.5
Other expense	(0.9)	(1.2)

Income before income taxes and discontinued operations	11.2	50.7

Income tax expense	(3.8)	(1.7)

Income before discontinued operations	7.4	49.0

Loss from discontinued operations, net of income taxes	—	(2.1)

Net income	$7.4	$46.9

Earnings (loss) per common share:
Basic and diluted earnings (loss):
Before discontinued operations	$0.08	$0.53
Discontinued operations	—	(0.02)

Basic and diluted earnings per share	$0.08	$0.51

Weighted-average shares used to compute earnings per share:
Basic	92.6	92.1
Diluted	93.0	92.5
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$67.1	$66.2
Accounts receivable, net	377.1	316.4
Inventories	246.6	240.8
Deferred income tax assets	18.2	18.1
Other current assets	24.7	27.8

Total current assets	733.7	669.3
Property, net	437.3	442.4
Investment in equity affiliates	293.6	287.2
Goodwill	287.0	287.0
Other intangible assets, net	8.9	9.4
Deferred income tax assets	19.3	21.1
Other non-current assets	63.5	64.4

Total assets	$1,843.3	$1,780.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$5.4	$5.2
Accounts payable	267.0	221.0
Accrued expenses	99.3	93.1
Current portion of long-term debt	22.5	22.5

Total current liabilities	394.2	341.8
Long-term debt	568.0	567.7
Post-retirement benefits other than pensions	83.6	83.6
Other non-current liabilities, including pensions	198.2	200.5
Minority interest in consolidated subsidiaries	5.7	5.5

Total liabilities	1,249.7	1,199.1

Shareholders’ equity	593.6	581.7

Total liabilities and shareholders’ equity	$1,843.3	$1,780.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$7.4	$46.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	14.1	14.3
Loss on disposition of discontinued businesses and related plant phaseout charge	—	2.5
Companies carried at equity and minority interest:
Income from equity affiliates	(6.5)	(38.7)
Dividends and distributions received	0.2	4.1
Provision for deferred income taxes	1.1	0.2
Change in assets and liabilities:
Accounts receivable	(58.2)	(47.3)
Inventories	(4.9)	(7.9)
Accounts payable	44.1	19.2
Decrease in sale of accounts receivable	—	(7.9)
Accrued expenses and other	6.5	3.9
Net cash used by discontinued operations	—	(0.1)

Net cash provided (used) by operating activities	3.8	(10.8)

Investing Activities
Capital expenditures	(7.5)	(4.9)
Proceeds from sale of assets	4.0	2.4
Proceeds from sale of discontinued business, net	—	17.3
Net cash used by discontinued operations	—	(0.2)

Net cash (used) provided by investing activities	(3.5)	14.6

Financing Activities
Change in short-term debt	0.1	(0.3)
Repayment of long-term debt	(0.7)	—
Proceeds from exercise of stock options	0.3	2.0

Net cash (used) provided by financing activities	(0.3)	1.7

Effect of exchange rate changes on cash	0.9	(0.8)

Increase in cash and cash equivalents	0.9	4.7
Cash and cash equivalents at beginning of period	66.2	32.8

Cash and cash equivalents at end of period	$67.1	$37.5

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

		Common					Common	Accumulated
		Shares			Additional	Retained	Stock Held	Other
	Common	Held in		Common	Paid-In	Earnings	in	Comprehensive
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income (Loss)

Balance January 1, 2006	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$(152.8)
Cumulative effect of adoption of FSP AUG AIR-1 as of January 1, 2006			7.0			7.0
Comprehensive income:
Net income			46.9			46.9
Translation adjustment			0.9					0.9

Total comprehensive Income			47.8
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$445.3	$1.2	$1,066.2	$(136.4)	$(333.1)	$(152.6)

Balance January 1, 2007	122,192	29,384	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)
Comprehensive income:
Net income			7.4			7.4
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			3.0					3.0

Total comprehensive Income			11.4
Stock-based compensation and benefits		(70)	0.5		(0.3)		0.8

Balance March 31, 2007	122,192	29,314	$593.6	$1.2	$1,065.4	$(52.5)	$(325.4)	$(95.1)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2006 of PolyOne Corporation.
As of January 1, 2007, the results of operations for PolyOne’s business located in Singapore will now be managed and reported under the Vinyl Business operating segment. Historically, the results of this business were included in the International Color and Engineered Materials operating segment. Prior period results of operations for Singapore have been reclassified to conform to 2007 presentation.
Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be attained in subsequent quarters or for the year ending December 31, 2007.
Unless otherwise noted, disclosures contained in this quarterly report relate to continuing operations.
Note B – Discontinued Operations
The Engineered Films business was sold in February 2006. As a result, PolyOne no longer has any businesses that are accounted for as discontinued operations. The first quarter 2006 loss included a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business to the net proceeds received and to recognize costs that were not able to be recognized until the Engineered Films business was sold due to the contingent nature of these costs, as required by generally accepted accounting principles.
Note C – Accounting Policies
Deferred Taxes – A valuation allowance was initially recorded against domestic deferred tax assets in the fourth quarter of 2003 as a result of operating losses. The valuation allowance was adjusted in subsequent periods through 2006 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter of 2006, it was determined that it was more likely than not that the deferred tax assets would be realized and the remaining amount of valuation allowance was reversed to income in that period. Therefore, beginning with the first quarter of 2007, a tax expense will be recorded based on an estimated effective tax rate for all jurisdictions.
New Accounting Pronouncements
FASB Interpretation No. 48 – In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. PolyOne adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
PolyOne had previously recorded an $6.0 million liability for an unrecognized tax benefit. This amount relates to an item under examination by a foreign tax authority related to the valuation of assets. PolyOne does not agree with the proposed adjustment and has appealed the assessment. PolyOne does not anticipate that this dispute will be resolved in the next twelve months. Any final determination could adversely impact PolyOne’s effective tax rate.
PolyOne will continue the accounting policy to classify interest and penalties on unrecognized tax positions as income taxes. As of the date of adoption, PolyOne has accrued $2.5 million of interest and penalties. PolyOne is no longer subject to U.S. income tax examinations for periods preceding 2003, and with limited exceptions, for periods preceding 2002 for foreign, state and local tax examinations.
FASB Staff Position AUG AIR-1 – In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. OxyVinyls adopted FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and is now using the deferral method of accounting for planned major maintenance. The effect on OxyVinyls’ consolidated balance sheet at January 1, 2007 from adopting FSP AUG AIR-1 was an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. PolyOne’s proportionate share of OxyVinyls’ operations is 24%.
The adoption of FSP AUG AIR-1 represents a change in accounting principle and, under the guidance of this principle, must be applied retrospectively. Under these retrospective provisions, PolyOne has restated its historical financial statements to reflect the change in accounting for planned major maintenance activities of its OxyVinyls equity affiliate. The following tables illustrate the retrospective changes in PolyOne’s respective financial statements:
Condensed Consolidated Statements of Operations (Unaudited)
(In millions)

	Three Months Ended March 31, 2006
	As originally filed	Adjustment	Restated
Income from equity affiliates and minority interest	$38.6	$0.1	$38.7
Income before discontinued operations	$48.9	$0.1	$49.0
Net income	$46.8	$0.1	$46.9
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	December 31, 2006
	As originally filed	Adjustment	Restated
Investment in equity affiliates	$276.1	$11.1	$287.2
Deferred income tax assets	$25.0	$(3.9)	$21.1
Total assets	$1,773.6	$7.2	$1,780.8
Retained deficit	$(67.1)	$7.2	$(59.9)
Shareholders’ equity	$574.5	$7.2	$581.7
The cumulative effect of the adoption of FSP AUG AIR-1 as of January 1, 2006 is a reduction to retained deficit and an increase to shareholders’ equity of $7.0 million.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31, 2006
	As originally filed	Adjustment	Restated
Net income	$46.8	$0.1	$46.9
Income from equity affiliates and minority interest	$(38.6)	$(0.1)	$(38.7)
Statement of Financial Accounting Standards No. 158 – On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 resulted in an increase of $6.4 million on a pre-tax basis and a $0.4 million decrease on an after-tax basis on the Company’s accumulated other comprehensive loss. PolyOne also recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record its proportionate share of OxyVinyls’ adoption of SFAS No. 158. The adoption of SFAS No. 158 had no effect on the Company’s compliance with the financial covenants contained in the agreements governing its debt and its receivables sales facility, and is not expected to affect the Company’s operating results in future periods.
Use of Estimates – The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during these periods. Significant estimates in these Consolidated Financial Statements include, but are not limited to, sales discounts and rebates, restructuring charges, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental and asbestos-related liabilities, income taxes and tax valuation reserves, assumptions used for goodwill impairment analyses and the determination of discount and other rate assumptions used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
Reclassification – Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.
Note D – Goodwill and Intangible Assets
During the three months ended March 31, 2007, there were no acquisitions, disposals or impairment of PolyOne’s goodwill. Goodwill as of March 31, 2007 and December 31, 2006, by operating segment, was as follows:

(In millions)	March 31, 2007	December 31, 2006
Vinyl Business	$152.3	$152.3
International Color and Engineered Materials	72.0	72.0
Polymer Coating Systems	61.1	61.1
PolyOne Distribution	1.6	1.6

Total	$287.0	$287.0

Information regarding PolyOne’s other intangible assets follows:

	As of March 31, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(6.2)	$—	$2.4
Sales contract	9.6	(9.3)	—	0.3
Patents, technology and other	8.0	(3.0)	1.2	6.2

Total	$26.2	$(18.5)	$1.2	$8.9

	As of December 31, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(6.1)	$—	$2.5
Sales contract	9.6	(9.1)	—	0.5
Patents, technology and other	8.0	(2.9)	1.3	6.4

Total	$26.2	$(18.1)	$1.3	$9.4

Amortization of other intangible assets was $0.4 million for the three-month period ended March 31, 2007 and $0.6 million for the three-month period ended March 31, 2006.
The carrying values of intangible assets and other investments are adjusted to fair value based upon their respective estimated future cash flows as a result of an evaluation done each year end, or more often when indicators of impairment exist. For the three-month period ended March 31, 2007, there were no indicators of impairment for either goodwill or intangible assets.
Note E – Inventories
Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2007	2006
Finished products and in-process inventories	$179.1	$165.4
Raw materials and supplies	101.9	111.7

	281.0	277.1
LIFO reserve	(34.4)	(36.3)

Total inventories	$246.6	$240.8

Note F – Income Taxes

A deferred tax asset valuation allowance was recorded in 2003 in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. In 2005 and 2006, the valuation allowance was reduced offsetting tax expense in those periods. In the fourth quarter of 2006, the Company determined that it was more likely than not that the remaining deferred tax asset would be realized and the valuation allowance was reversed to income in that period. As a result, the tax expense in the first quarter 2007 was recorded without regard to any domestic deferred tax valuation allowance. The tax expense of $3.8 million in the first quarter of 2007 reflects the effective tax rate of 34% applied against the income before income taxes. The difference between the effective rate and the statutory rate was primarily the impact of foreign source income, Medicare reimbursements and life insurance.
The tax expense of $1.7 million in the first quarter of 2006 represents taxes related to federal alternative minimum tax, state and local taxes and foreign taxes.
Note G – Financial Information of Equity Affiliates
PolyOne’s Resin and Intermediates segment consists primarily of investments in equity affiliates.
PolyOne owns 24% of OxyVinyls, a manufacturer and marketer of PVC resins in North America. Summarized financial information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006
OxyVinyls:
Net sales	$493.8	$693.2
Operating income (loss)	(3.9)	107.6
Partnership income (loss) as reported by OxyVinyls	(5.9)	102.4
PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings (losses)	(1.4)	24.6
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.1

Earnings (losses) of equity affiliate recorded by PolyOne	$(1.3)	$24.7

	March 31,	December 31,
	2007	2006
Current assets	$416.6	$382.4
Non-current assets	1,272.8	1,293.2

Total assets	1,689.4	1,675.6

Current liabilities	185.9	238.9
Non-current liabilities	367.2	294.5

Total liabilities	553.1	533.4

Partnership capital	$1,136.3	$1,142.2

PolyOne also owns 50% of SunBelt Chlor-Alkali Partnership (SunBelt). Summarized financial information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006
SunBelt:
Net sales	$37.1	$44.1
Operating income	16.3	27.7
Partnership income as reported by SunBelt	14.0	25.2
PolyOne’s ownership of SunBelt	50%	50%

Earnings of equity affiliate recorded by PolyOne	$7.0	$12.6

	March 31,	December 31,
	2007	2006
Current assets	$42.3	$25.1
Non-current assets	110.7	113.7

Total assets	153.0	138.8

Current liabilities	22.4	22.1
Non-current liabilities	121.9	121.9

Total liabilities	144.3	144.0

Partnership capital (deficit)	$8.7	$(5.2)

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine produced by SunBelt up to 250,000 tons per year at market price, less a discount.
On October 1, 2006, PolyOne purchased the remaining 50% interest in DH Compounding Company from a subsidiary of The Dow Chemical Company. DH Compounding Company is now fully consolidated in the financial statements of PolyOne. Prior to the acquisition of DH Compounding Company, it was accounted for as an equity affiliate and was reflected in the All Other segment (owned 50% and included in the Producer Services operating segment) along with BayOne Urethane Systems, L.L.C equity affiliate (owned 50% and included in the Polymer Coating Systems operating segment). The Vinyl Business operating segment includes the Geon/Polimeros Andinos equity affiliate (owned 50%).
Combined summarized financial information for these equity affiliates follows. The amounts shown represent the entire operations of these businesses.

	Three Months Ended
	March 31,
(In millions)	2007	2006
Net sales	$24.1	$37.1
Operating income	1.8	3.1
Net income	1.5	3.0
Note H – Share-Based Compensation
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations

includes compensation expense for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R), “Share-Based Payments.” Because share-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
PolyOne has one active share-based compensation plan, which is described below. The pre-tax compensation cost recognized for the three months ended March 31, 2007 and 2006 was $0.2 million and $1.4 million, respectively, which is included in selling and administrative expenses on the Condensed Consolidated Statement of Operations.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards to PolyOne employees will be issued only from this plan until there are no shares remaining under the plan. As a result, all previous equity-based plans were frozen in May 2005. The 2005 EPIP provides for the award of a broad variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock have been reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.
Stock Appreciation Rights
During the first quarter of 2007, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,555,200 stock appreciation rights (SARs). The awards were approved on March 8, 2007 and communicated to recipients on or around March 30, 2007. The date of March 8, 2007 has been used as the grant date for valuation purposes. The grant date stock price was $6.585. Vesting is based on a service period of one year and the achievement of stock price targets. This condition is considered a market-based measure under SFAS No. 123(R), which is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement of $7.24, $7.90 and $8.56, but may not be exercised earlier than one year from the date of the grant. The SARs have a seven-year exercise period that expires on March 7, 2014.
The option pricing model used by PolyOne was a Monte Carlo simulation method that valued the SARs granted during the first quarter of 2007. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables as noted in the following table. Expected volatility was set at the average of the six-year historical weekly volatility for PolyOne and the implied volatility rates for exchange traded options. The expected term of options granted was set equal to the midpoint between the vesting and expiration dates for each grant. Dividends were omitted in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year and were based on PolyOne’s historical experience.
The following is a summary of the assumptions related to the grants issued during the first quarter of 2007:

2007
Expected volatility	44.00%
Expected dividends	—
Expected term	4.28 years
Risk-free rate	4.30%
Value of SAR options granted	$2.72
A summary of SAR option activity under the 2005 EPIP as of March 31, 2007 and changes during the quarter then ended, are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise	Contractual	Value (in
Stock Appreciation Rights	thousands)	Price	Term	millions)
Outstanding at January 1, 2007	1,640	$7.90
Granted	1,555	6.59
Exercised	(1)	6.00
Forfeited or expired	(25)	7.52

Outstanding at March 31, 2007	3,169	$7.26	6.1 years	$—

Vested at March 31, 2007	979	$7.84	5.4 years	$—

Exercisable at March 31, 2007	904	$7.72	5.3 years	$—

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2007 and 2006 was $2.72 and $2.70, respectively. No SAR’s were exercised during the three months ended March 31, 2007. The total intrinsic value of SARs that were exercised during the three months ended March 31, 2006 was $0.7 million.
As of March 31, 2007, there was $3.5 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of one year.
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
A summary of option activity as of March 31, 2007 and changes during the quarter then ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise	Contractual	Value (in
Options	thousands)	Price	Term	millions)
Outstanding at January 1, 2007	7,385	$11.47
Granted	—	—
Exercised	(44)	6.00
Forfeited or expired	(545)	12.42

Outstanding at March 31, 2007	6,796	$11.49	2.75 years	$0.1

Vested and exercisable at March 31, 2007	6,796	$11.49	2.75 years	$0.1

The total intrinsic value of stock options that were exercised during the three months ended March 31, 2007 and 2006 was $0 and $0.4 million, respectively.
Cash received during the first quarter 2007 and 2006 from the exercise of stock options was $0.3 million and $2.0 million, respectively.
Performance Shares
At March 31, 2007, there were 531,669 performance share awards outstanding with a weighted-average fair value of $8.94 per share. During the three months ended March 31, 2007, a benefit of $1.2 million was recognized on these awards. During the three months ended March 31, 2006, compensation cost of $0.4 million was recognized on these awards. As of March 31, 2007, based on projected performance attainment for the remaining life of the awards, the unrecognized compensation cost of these awards is approximately $0.3 million.
Restricted Stock Awards
As of March 31, 2007, restricted stock totaling 220,000 shares remain unvested with a weighted-average grant date fair value of $8.76 and a weighted-average remaining contractual term of 29 months. Compensation expense recorded during the three months ended March 31, 2007 and 2006 was $0.2 million and $0.1 million, respectively. Unrecognized compensation cost for restricted stock awards at March 31, 2007 is $1.1 million.
Note I – Weighted-Average Shares Used to Compute Earnings Per Share

	Three Months Ended
	March 31,
(In millions)	2007	2006
Weighted-average shares – basic:
Weighted-average shares outstanding	92.6	92.1

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.6	92.1
Plus dilutive impact of stock options and stock awards	0.4	0.4

Weighted-average shares outstanding – diluted	93.0	92.5

Basic earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings (loss) per common share is computed as net income (loss) available to common shareholders divided by weighted-average diluted shares outstanding.

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 6.9 million at March 31, 2007 and 8.3 million at March 31, 2006.
Note J – Employee Separation and Plant Phaseout
Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs. For further discussion of these initiatives, see Note E to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.
2007 Activity – No charges were recorded for employee separation or plant phaseout activities during the three-month period ended March 31, 2007. PolyOne made payments of $0.2 million for executive severance and completed the closure and exit from its Commerce, California facility during the quarter.

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Executive severance
Balance at December 31, 2006	—	$1.3	$—	$—	$1.3
Utilized		(0.2)			(0.2)

Balance at March 31, 2007	—	$1.1	$—	$—	$1.1

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Closure and exit of Commerce Polymer Coating Systems facility
Balance at December 31, 2006	5	$0.1	$0.1	$—	$0.2
Utilized	(5)	(0.1)	(0.1)		(0.2)

Balance at March 31, 2007	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Total
Balance at December 31, 2006	5	$1.4	$0.1	$—	$1.5
Utilized	(5)	(0.3)	(0.1)	—	(0.4)

Balance at March 31, 2007	—	$1.1	$—	$—	$1.1

Note K – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Service cost	$0.3	$0.3
Interest cost	7.6	7.5
Expected return on plan assets	(8.0)	(7.6)
Amortization of unrecognized losses, transition obligation and prior service cost	2.6	3.7

	$2.5	$3.9

PolyOne estimates that the minimum funding requirements in 2007 for its qualified defined pension plans will approximate $15 million.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Service cost	$0.1	$0.1
Interest cost	1.4	1.4
Expected return on plan assets	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(1.1)	(0.9)

	$0.4	$0.6

Note L – Financing Arrangements
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at March 31, 2007. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2007, these agreements had a net fair value liability of $4.4 million. The weighted-average interest rate for these agreements was 9.2%. There have been no material changes in the market risk faced by PolyOne from December 31, 2006 to March 31, 2007.

Note M – Sale of Accounts Receivable
Accounts receivable consist of the following:

	March 31,	December 31,
(In millions)	2007	2006
Trade accounts receivable	$192.7	$160.7
Retained interest in securitized accounts receivable	190.0	161.6
Allowance for doubtful accounts	(5.6)	(5.9)

	$377.1	$316.4

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At March 31, 2007 and December 31, 2006, accounts receivable totaling $190.0 million and $161.6 million, respectively, were sold by PolyOne to PFC. PFC in turn may sell an undivided interest in these accounts receivable to certain investors and realize proceeds of up to $175 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At March 31, 2007 and December 31, 2006, PFC had not sold any of interests in it’s accounts receivable. PolyOne retained an interest in the $190.0 million and $161.6 million of trade receivables at March 31, 2007 and December 31, 2006, respectively. As a result, this retained interest is included in accounts receivable on the Condensed Consolidated Balance Sheet at March 31, 2007 and December 31, 2006.
The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $175 million facility, of which $10.9 million was used at March 31, 2007. Continued availability of the securitization program depends upon compliance with a covenant related primarily to operating performance as set forth in the related agreements. As of March 31, 2007, PolyOne was in compliance with this covenant.
Note N – Segment Information
PolyOne manages its business in eight operating segments which results in four reportable segments and an All Other segment. The four reportable segments are: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. The All Other segment includes four operating segments, none of which meet the quantitative thresholds for separate disclosure: North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems. The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.
As of January 1, 2007, the results of operations for PolyOne’s vinyl business located in Singapore will be reported within the Vinyl Business operating segment. Historically, the results of this business were included in the International Color and Engineered Materials operating segment. Prior period results of operations for Singapore have been reclassified to conform to the 2007 presentation.
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

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital	Total
March 31, 2007 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$177.8	$31.3	$209.1	$18.9	$4.2	$0.8	$439.9
International Color and Engineered Materials	149.7	—	149.7	6.5	3.6	3.5	396.1
PolyOne Distribution	183.2	1.2	184.4	4.6	0.4	—	189.4
Resin and Intermediates	—	—	—	4.3	0.1	—	288.2
All Other	147.1	8.4	155.5	1.5	4.1	2.8	384.6
Corporate and eliminations	—	(40.9)	(40.9)	(9.3)	1.7	0.4	145.1

Total	$657.8	$—	$657.8	$26.5	$14.1	$7.5	$1,843.3

	Sales to				Depreciation
Three months ended	External	Intersegment		Operating	and	Capital	Total
March 31, 2006 (in millions)	Customers	Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$215.1	$35.3	$250.4	$20.3	$4.5	$0.7	$467.2
International Color and Engineered Materials	125.8	—	125.8	6.0	3.4	2.2	350.0
PolyOne Distribution	191.3	2.8	194.1	6.2	0.4	—	193.5
Resin and Intermediates	—	—	—	36.3	0.1	—	304.3
All Other	142.4	7.1	149.5	0.6	4.5	1.3	367.3
Corporate and eliminations	—	(45.2)	(45.2)	(1.4)	1.4	0.7	100.2

Total	$674.6	$—	$674.6	$68.0	$14.3	$4.9	$1,782.5

Note O – Commitments and Contingencies
PolyOne has been notified by federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals totaling $59.0 million at March 31, 2007 and $59.5 million at December 31, 2006 to cover probable future environmental expenditures relating to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at

March 31, 2007. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. PolyOne incurred environmental expense of $1.0 million in the first quarter of 2007. PolyOne incurred environmental expense of $2.8 million in the first quarter of 2006, offset by insurance proceeds of $4.0 million during the same period. Additional information related to environmental liabilities is in Note O to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.
Included in the first quarter of 2006 was a net benefit of $8.8 million from the combined effect of settlements of legal disputes and adjustments to litigation reserves.
PolyOne guarantees $67.0 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution with equity investments in manufacturers of PVC resin and its intermediates. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and warehouses in North America, Europe, Asia and Australia, and joint ventures in North America and South America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers and designers, assemblers and processors of plastics.
Discontinued Operations – With the sale of the Engineered Films business on February 15, 2006, we no longer have any businesses that are accounted for as discontinued operations. The first quarter 2006 loss included a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business to the net proceeds received and to recognize costs that were not able to be recognized until the Engineered Films business was sold due to the contingent nature of these costs, as required by generally accepted accounting principles.
Outlook
PolyOne anticipates that the overall North American economic environment in the second quarter will remain generally soft, although modest seasonal strengthening is expected compared to the first quarter. Construction related demand is projected to rebound modestly, favorably affecting vinyl business sales sequentially, but to remain well below strong first-half 2006 levels. Automotive demand is projected to remain low through the quarter. On the other hand, solid demand is expected across each of the Company’s primary international markets, driving continued strong growth in sales and earnings compared to the second quarter of 2006. Total company sales and shipments are projected to increase 4% to 7% compared to the first quarter. Compared with the second-quarter of 2006, sales are expected to grow 1% to 3% on comparable shipment levels. Further new business closes and sales mix improvements are expected to drive year-over-year gross margin percentage gains in most businesses.
Resin and Intermediates operating income is projected to rebound from the low levels of the first quarter, but are to remain substantially below second-quarter 2006 income. PVC resin demand is markedly softer and product spreads have narrowed compared to a year ago. Sequentially, however, PVC resin spreads are expected to expand as average resin price increases are forecasted to more than offset higher ethylene, chlorine and energy prices. Sales growth is also anticipated compared to the first quarter, reflecting infrastructure demand strength and a seasonal bump in other construction-related end market applications. Chlor-alkali margins are projected to remain relatively strong and advance moderately compared to first-quarter levels.
In the second quarter of 2006, the Company realized a $2.4 million net benefit from adjustments to various operating reserves and favorable litigation settlements. The Company does not anticipate that it will realize a similar benefit in the second quarter of 2007.

The Company will record a higher effective tax rate in the second quarter of 2007 as compared to 2006 for the same period, due to the reversal of a portion of the Company’s deferred tax asset allowance in the second quarter of 2006. This will not affect cash flow due to PolyOne’s remaining domestic net operating loss carry-forwards. Cash taxes will continue to be associated principally with non-U.S. earnings.
Results of Operations
Summary of Consolidated Results:
First quarter 2007 sales decreased 2% from the comparable period last year due to an aggregate 3% decrease in volume, partially offset by an increase in selling prices to recapture escalating raw material and manufacturing conversion costs. Increased volume in International Color and Engineered Materials, Producer Services, North American Engineered Materials and Polymer Coating Systems operating segments was offset by decreases in Vinyl Business, PolyOne Distribution and North American Color and Additives operating segments. Stronger demand internationally in our automotive, specialty, appliance and general purpose markets drove up volume. The acquisition of the remaining 50% of DH Compounding Company in the fourth quarter of 2006 provided the extra volume in our Producer Services operating segment. Domestically, mainly due to the sluggish automotive, building and construction markets, volume has been adversely affected. Operating income for the first quarter 2007 decreased by $41.5 million from the first quarter of 2006. The majority of this decrease, or $32.0 million, was the result of lower earnings at our OxyVinyls and Sunbelt equity affiliates. The remaining decrease was primarily a result of a one-time benefit of $8.8 million received in the first quarter of 2006 associated with insurance and legal settlements and adjustments to related reserves.

	Three Months Ended
	March 31,
(In millions)	2007	2006
Sales:
Vinyl Business	$209.1	$250.4
International Color and Engineered Materials	149.7	125.8
PolyOne Distribution	184.4	194.1
All Other	155.5	149.5
Intersegment eliminations	(40.9)	(45.2)

Total sales	$657.8	$674.6

Net income (loss):
Vinyl Business	$18.9	$20.3
International Color and Engineered Materials	6.5	6.0
PolyOne Distribution	4.6	6.2
Resin and Intermediates	4.3	36.3
All Other	1.5	0.6
Corporate and eliminations	(9.3)	(1.4)

Operating income	26.5	68.0
Interest expense, net	(14.4)	(16.1)
Other expense, net	(0.9)	(1.2)

Income before income taxes and discontinued operations	11.2	50.7
Income tax expense	(3.8)	(1.7)

Income from continuing operations	7.4	49.0
Loss from discontinued operations, net of taxes	—	(2.1)

Net income	$7.4	$46.9

Period-to-period changes in sales and operating income are discussed in the “Business Segment Information” section that follows. Segments are also discussed in Note N to the Condensed Consolidated Financial Statements.
Selected Operating Costs:
Selected operating costs, expressed as a percentage of sales, are as follows:

	Three Months Ended
	March 31,
	2007	2006
Cost of sales	85.5%	86.5%
Selling and administrative	9.3%	7.0%
Cost of Sales – These costs include raw materials, plant conversion and distribution charges. As a percentage of sales, these costs declined in the first quarter of 2007 primarily from successful efforts to increase our selling prices during 2006 to pass on higher raw material, distribution and utility costs, as well as the impact of our specialization strategy to increase new higher value business.
Selling and Administrative – These costs generally include selling, technology and general and administrative charges. Selling and administrative costs increased in the first quarter of 2007 compared to the first quarter of 2006 due mainly to increased investment in commercial resources and capabilities. Also, included in the first quarter of 2006 was an $8.8 million net benefit from the combined effect of settlements of legal disputes and adjustments to litigation reserves and a $1.2 million net benefit from environmental reserve adjustments and related insurance settlements that reduced first quarter 2006 selling and administrative costs as a percentage of sales by 1.5 percentage points.
Other Components of Income and Expense:
Following are discussions of significant components of income and expense that are presented below the line “Operating income” in the Condensed Consolidated Statements of Operations.
Interest expense – The decrease in interest expense for the first quarter of 2007 as compared to the first quarter of 2006 was mainly the result of lower average borrowings due to the repurchase of $58.6 million aggregate principal amount of our 10.625% senior notes during 2006.
Other expense – Other expense included finance costs associated with our receivables sale facility, foreign currency gains and losses, retained post-retirement benefit costs from previously discontinued operations and other miscellaneous items.

	Three Months Ended
	March 31,
(In millions)	2007	2006
Currency exchange loss	$(0.6)	$(0.5)
Foreign exchange contracts gain	0.3	0.3
Discount on sale of trade receivables	(0.3)	(0.8)
Other, net	(0.3)	(0.2)

Other expense	$(0.9)	$(1.2)

Income tax expense – A deferred tax asset valuation allowance was recorded in 2003 in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full utilization of the Company’s deferred income taxes. In 2005 and 2006, the valuation was reduced offsetting tax expense in those periods. In the fourth quarter of 2006, the Company determined that it was more likely than not that the remaining deferred tax asset would be realized and the valuation allowance was reversed to income in that period. As a result, the tax expense in the first quarter of 2007 was recorded without regard to any domestic deferred tax valuation allowance. The tax expense of $3.8 million in the first quarter of 2007 reflects the effective tax rate of 34% applied against the income before income taxes. The difference between the effective rate and the statutory rate was primarily the impact of foreign source income, Medicare reimbursements and life insurance.
The tax expense of $1.7 million in the first quarter of 2006 represents taxes related to federal alternative minimum tax, state and local taxes and foreign taxes.
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
Segment Information:
First Quarter 2007 Compared with First Quarter 2006:

	Three Months Ended March 31,
(In millions)	2007	2006	Change	% Change

Sales:
Vinyl Business	$209.1	$250.4	$(41.3)	(16)%
International Color and Engineered Materials	149.7	125.8	23.9	19%
PolyOne Distribution	184.4	194.1	(9.7)	(5)%
All Other	155.5	149.5	6.0	4%
Intersegment eliminations	(40.9)	(45.2)	4.3	10%

Total sales	$657.8	$674.6	$(16.8)	(2)%

Operating income (loss):
Vinyl Business	$18.9	$20.3	$(1.4)	(7)%
International Color and Engineered Materials	6.5	6.0	0.5	8%
PolyOne Distribution	4.6	6.2	(1.6)	(26)%
Resin and Intermediates	4.3	36.3	(32.0)	(88)%
All Other	1.5	0.6	0.9	150%
Corporate and eliminations	(9.3)	(1.4)	(7.9)	564%

Operating income	$26.5	$68.0	$(41.5)	(61)%

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
Sales for the Vinyl Business were down 16% for the first quarter of 2007 compared to the same period in 2006. The main driver for this was a volume decrease of 13% due to the slowdown in the building and construction industry, which adversely affected demand in the windows, pipe & fittings, flooring and appliance markets. Operating income declined 7% in the first quarter of 2007 compared to the first quarter of 2006 due to lower volume, which was largely offset by higher product spreads and lower manufacturing costs.
International Color and Engineered Materials sales increased $23.9 million, or 19% in the first quarter of 2007 compared to the same period in 2006. In the aggregate, volume increased 9% in the first quarter of 2007 compared to the first quarter of 2006. Also, the higher euro exchange rate contributed approximately $12.0 million in the first quarter of 2007 compared to the first quarter of 2006. During the quarter sales mix improvements, from growth into higher valued applications, helped drive the operating income improvement of8% compared to the same period in 2006. The higher euro exchange rate also had a favorable impact on earnings.
PolyOne Distribution sales decreased 5% in the first quarter of 2007 compared to the same period in 2006 due to generally soft automotive and construction-related demand that resulted in a 5% volume decline from the first quarter of 2006. Moreover, PolyOne Distribution was still benefiting in the first quarter of 2006 from the residual effects of the weather-related demand surge in late 2005. Operating income in the first quarter of 2007 decreased $1.6 million compared to the same period in 2006 primarily from lower volumes and increased commercial investments.
Resin and Intermediates operating income of $4.3 million for the first quarter of 2007 was down $32.0 million compared to the same period in 2006. Segment operating income dropped primarily at OxyVinyls as a result of substantially lower construction-related product demand and contracting PVC resin product spreads. Chlor-alkali earnings at SunBelt were also down compared to the first quarter of 2006, reflecting lower demand and moderately lower operating margins.
The All Other segment includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments. Sales in aggregate were up 4% in the first quarter of 2007 compared to the first quarter of 2006 primarily from a shift in product mix to higher margin products from an 11% volume increase mainly attributable to the acquisition of the remaining 50% of the DH Compounding Company in the fourth quarter of 2006. Operating income for the first quarter of 2007 for the All Other segment improved $0.9 million compared to the first quarter of 2006.
Corporate and eliminations expense of $9.3 million for in the first quarter of 2007 was $7.9 million higher compared to the same period last year. This increase was primarily due to a non-recurring benefit of $8.8 million received in the first quarter of 2006 associated with insurance and legal settlements and adjustments to the related reserves.
Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
Deferred Taxes – A valuation allowance was initially recorded against domestic deferred tax assets in the fourth quarter of 2003 as a result of our operating losses. The valuation allowance was adjusted in subsequent periods through 2006 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter of 2006, management determined that it was more likely than not that the deferred tax assets would be realized and the remaining amount of valuation allowance was reversed to income in that period. Therefore, beginning with the first quarter of 2007, a tax expense will be recorded based on an estimated effective tax rate for all jurisdictions.
FASB Interpretation No. 48 – In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.
We previously recorded an $6.0 million liability for unrecognized tax benefit. This amount relates to an item under examination by a foreign tax authority the related to the valuation of assets. We do not agree with the proposed adjustment and have appealed the assessment. We do not anticipate that this dispute will be resolved in the next twelve months. Any final determination could adversely impact our effective tax rate.
Management will continue the accounting policy to classify interest and penalties on unrecognized tax positions as income taxes. As of the date of adoption, we have accrued $2.5 million of interest and penalties. We are no longer subject to U.S. income tax examinations for periods preceding 2002. In addition, with limited exceptions, we are no longer subject to foreign, state and local tax examinations for periods preceding 2002.
FASB Staff Position AUG AIR-1 – In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. OxyVinyls adopted FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and is now using the deferral method of accounting for planned major maintenance. The effect on OxyVinyls’ consolidated balance sheet at January 1, 2007 from adopting FSP AUG AIR-1 was an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. Our proportionate share of OxyVinyls’ operations is 24%.

The adoption of FSP AUG AIR-1 represents a change in accounting principle and, under the guidance of this principle, must be applied retrospectively. Under these retrospective provisions, we have restated our historical financial statements to reflect the change in accounting for planned major maintenance activities of our OxyVinyls equity affiliate. For further discussion and illustration of the changes made to our financial statements, refer to Note C of the Condensed Consolidated Financial Statements.
Goodwill – As of March 31, 2007, we had $287.0 million of goodwill that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date.
We determined that goodwill was not impaired when we performed our last annual assessment as of July 1, 2006. As of March 31, 2007, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this, we concluded that an interim assessment as of March 31, 2007 was not required.
Cash Flows
Detail about cash flows can be found in the Condensed Consolidated Statement of Cash Flows. The following discussion focuses on the material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2006) to the date of the most recent interim balance sheet (March 31, 2007).
Operating Activities – In the first quarter of 2007, our operations provided $3.8 million of cash. Primary sources of cash were profitable business operations and an increase in accounts payable due to higher purchasing levels to support higher sales levels at the end of the first quarter of 2007 compared to the prior year end. Primary uses of cash were: an increase in accounts receivable due to higher sales levels at the end of the first quarter of 2007 compared to the prior year end; an increase in inventories due to higher production levels to support higher sales levels at the end of the first quarter of 2007 compared to the prior year end; and an increase in accounts payable due to higher purchasing levels to support higher sales levels at the end of the first quarter of 2007 compared to the prior year end.
Income from our equity affiliates and minority interests exceeded the cash dividends and distributions that we received by $6.3 million.
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
The following table presents our working capital metrics and the impact of changes in efficiency and volume on accounts receivable, inventories and accounts payable. Under these measurements, higher sales and production levels would have consumed approximately $62.4 million in cash to fund the growth in these three components. More efficient management of these components, however, reduced the amount of cash that was required by $43.4 million.

	March 31,	December 31,
	2007	2006
Accounts receivable DSO	50.9	53.1
Inventories DSI	44.5	52.6
Accounts payable DSP	(42.3)	(44.8)

Net days outstanding at end of the period	53.1	60.9

Change in net days from prior period	7.8

Cash provided (used) by:
(In millions)
Accounts receivable	$(58.2)
Inventories	(4.9)
Accounts payable	44.1

	$(19.0)

Impact of change in net days outstanding	$43.4
Impact of change in sales and production levels	(62.4)

	$(19.0)

Investing activities – Cash used by investing activities in the first quarter of 2007 was $3.5 million and was primarily the result of capital expenditures to support manufacturing operations in the amount of $7.5 million, offset by proceeds from the sale of assets of $4.0 million.
Financing activities – Cash used by financing activities in the first quarter of 2007 totaled $0.3 million and was primarily the result of monthly payments on our three-year note issued in connection with the acquisition of the remaining 50% of the DH Compounding Company, partially offset by cash proceeds we received from the exercise of stock options by employees.
Discontinued Operations – Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statement of Cash Flows. With the sale of the Engineered Films business in February 2006, we no longer have any businesses that are accounted for as discontinued operations.

Balance Sheet
The following discussion focuses on material changes in balance sheet line items from December 31, 2006 to March 31, 2007 that are not discussed in the preceding “Cash Flows” section.
Other current assets – The decrease in other current assets was primarily due to payment received from the sale of the Lincoln and Southern Railroad that we sold in December 2006.
Accrued expenses – The increase in accrued expenses was primarily due to an increase in accrued interest expense caused by timing differences between the dates that the payment of interest is due and the periods in which the expense is recognized, partially offset by the reduction in accrued incentive compensation due to payments being made during the first quarter of 2007.
Capital Resources and Liquidity
As of March 31, 2007, we had existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $724.3 million. As of March 31, 2007, we had used $595.9 million of these facilities, and $128.4 million was available to be drawn while remaining in compliance with covenants.
The following table summarizes our outstanding and available facilities at March 31, 2007:

(In millions)	Outstanding	Available
Long-term debt	$590.5	$—
Receivables sale facility	—	128.4
Short-term bank debt	5.4	—

	$595.9	$128.4

In addition, we could incur additional secured debt in an amount up to $37.1 million while remaining in compliance with the debt coverage limit contained in the Guarantee and Agreement discussed below, and we also had a $67.1 million cash and cash equivalents balance that exceeded our typical operating cash requirements of $35 million to $40 million, both of which add to our availability at March 31, 2007.
Long-term Debt – At March 31, 2007, we had long-term debt of $590.5 million, with maturities through 2015. Current maturities of long-term debt at March 31, 2007 were $22.5 million.
Receivables Sale Facility – The receivables sale facility expires in July 2010. This facility allows us to sell accounts receivable and obtain proceeds of up to $175.0 million. The maximum proceeds that we may receive are limited to 85% of the eligible domestic accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit, of which $10.9 million was used at March 31, 2007. The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40 million or less. As of March 31, 2007, the fixed charge coverage ratio was 2.1 to 1 and availability under the facility was $128.4 million.
Guarantee and Agreement – We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc. on June 6, 2006. Under this Guarantee and Agreement, we guarantee the treasury management and banking services provided to us and our subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by our inventories located in the United States.

Of the capital resource facilities available to us as of March 31, 2007, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of March 31, 2007, we had not sold any accounts receivable and had guaranteed $67.0 million of SunBelt’s debt.
We expect profitable operations in 2007 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2007 include net income, ongoing working capital efficiency improvements, cash distributions from our equity affiliates, borrowings under existing loan agreements and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2007 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, capital expenditures, early extinguishment of a portion of long-term debt and the retirement of medium-term notes maturing in 2007. Capital expenditures are currently estimated between $45 million and $50 million primarily to support strategic growth initiatives and manufacturing operations.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to: future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates within the U.S., Europe or Asia or other countries where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs, difficulties or delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity affiliates or joint ventures;

•	partial control over investment decisions and dividend distribution policy of the OxyVinyls partnership and other minority equity holdings of PolyOne;

•	an inability to launch new products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions;

•	an inability to access the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

•	any delay and/or inability to bring the North American Color and Additives and the North American Engineered Materials segments to profitability;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid business disruptions;

•	any change in any agreements with product suppliers to PolyOne Distribution that prohibits PolyOne from continuing to distribute a supplier’s products to customers;

•	the timing and amounts of any repurchases of outstanding senior notes and debentures of the Company, including the amount of any premiums paid;

•	timing of completion of acquisitions, including the acquisition of Ngai Hing PlastChem Company;

•	the future financial performance of acquisitions, including that of Ngai Hing PlastChem Company, and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information related to these risks and our management of the exposure is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006. PolyOne periodically enters into interest rate swap agreements that convert fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million at January 1, 2007. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At March 31, 2007, the six agreements had a net fair value liability of $4.4 million. The weighted-average interest rate for these six agreements was 9.2%. There have been no material changes in the market risk faced by the Company from December 31, 2006 to March 31, 2007. We have updated the disclosure concerning our financing arrangements, which is included in Note L to the Condensed Consolidated Financial Statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, PolyOne’s disclosure controls and procedures were effective.
Changes in internal control over financial reporting
The following changes occurred in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. A significant upgrade to the company’s information systems for non-raw material procurement was implemented on January 1, 2007 in a controlled environment. The upgrade includes new software functionality and a “hosted” hardware and software arrangement with the developer of the software. PolyOne believes that its internal control over financial reporting for the quarter ended March 31, 2007, following this upgrade, is effective and reliable.

Part II – Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006 that could affect our business, results of operations or financial condition.
Item 6. Exhibits

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(10)	10.1 +	Form of Award Agreement for Stock-Settled Stock Appreciation Rights

(10)	10.2 +	Form of Award Agreement for Performance Units

(10)	10.3 +	Form of Management Continuity Agreement

(31)	31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2007	POLYONE CORPORATION
/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

PolyOne Corporation
Index to Exhibits

Exhibit	Description

10.1 +	Form of Award Agreement for Stock-Settled Stock Appreciation Rights

10.2 +	Form of Award Agreement for Performance Units

10.3 +	Form of Management Continuity Agreement

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.