Form 10-Q
period 2007-06-30
POLYONE CORP
filed 2007-08-08
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of August 1, 2007 was 93,035,693

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 1A. Risk Factors
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURE
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$688.8	$686.4	$1,346.6	$1,361.0
Operating costs and expenses:
Cost of sales	594.1	590.6	1,156.0	1,173.3
Selling and administrative	66.2	49.5	128.0	97.8
Depreciation and amortization	14.5	14.3	28.6	28.6
Income (loss) from equity affiliates and minority interest (see Note G)	(1.6)	31.6	4.9	70.3

Operating income	12.4	63.6	38.9	131.6
Interest expense	(16.0)	(16.8)	(31.3)	(33.4)
Interest income	0.9	0.8	1.8	1.3
Premium on early extinguishment of long-term debt	(5.3)	(1.2)	(5.3)	(1.2)
Other expense, net	(1.8)	(1.5)	(2.7)	(2.7)

Income (loss) before income taxes and discontinued operations	(9.8)	44.9	1.4	95.6
Income tax (expense) benefit	4.4	(2.4)	0.6	(4.1)

Income (loss) before discontinued operations	(5.4)	42.5	2.0	91.5
Loss from discontinued operations, net of income taxes	—	—	—	(2.1)

Net income (loss)	$(5.4)	$42.5	$2.0	$89.4

Earnings (loss) per common share:
Basic and diluted earnings (loss):
Before discontinued operations	$(0.06)	$0.46	$0.02	$0.99
Discontinued operations	—	—	—	(0.02)

Basic earnings (loss) per share	$(0.06)	$0.46	$0.02	$0.97

Weighted average shares used to compute earnings per share:
Basic	92.8	92.4	92.7	92.2
Diluted	92.8	93.0	93.0	92.6

Dividends paid per share of common stock	$—	$—	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$44.0	$66.2
Accounts receivable, net	305.4	316.4
Inventories	261.9	240.8
Deferred income tax assets	18.2	18.1
Other current assets	25.2	27.8

Total current assets	654.7	669.3
Property, net	439.2	442.4
Investment in equity affiliates	282.4	287.2
Goodwill	287.0	287.0
Other intangible assets, net	11.7	9.4
Deferred income tax assets	25.5	21.1
Other non-current assets	62.1	64.4

Total assets	$1,762.6	$1,780.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$23.7	$5.2
Accounts payable	306.4	221.0
Accrued expenses	84.4	93.1
Current portion of long-term debt	12.5	22.5

Total current liabilities	427.0	341.8
Long-term debt	457.5	567.7
Post-retirement benefits other than pensions	82.9	83.6
Other non-current liabilities, including pensions	188.0	200.5
Minority interest in consolidated subsidiaries	5.8	5.5

Total liabilities	1,161.2	1,199.1
Shareholders’ equity	601.4	581.7

Total liabilities and shareholders’ equity	$1,762.6	$1,780.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net income	$2.0	$89.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.6	28.6
Loss on disposition of discontinued business and plant phaseout charge	—	2.3
Premium on early extinguishment of long-term debt	5.3	1.2
Companies carried at equity and minority interest:
Impairment of investment in equity affiliate	15.9	—
Income from equity affiliates and minority interest	(20.8)	(70.3)
Dividends and distributions received	9.8	42.2
Change in assets and liabilities:
Accounts receivable	(70.8)	(43.4)
Inventories	(17.0)	(16.4)
Accounts payable	79.8	31.7
Increase (decrease) in sale of accounts receivable	89.2	(7.9)
Accrued expenses and other	(21.7)	(8.1)
Net cash provided by discontinued operations	—	(0.1)

Net cash provided by operating activities	100.3	49.2

Investing Activities
Capital expenditures	(20.4)	(15.5)
Proceeds from sale of assets	4.0	7.2
Proceeds from sale of discontinued business, net	—	17.3
Net cash used by discontinued operations	—	(0.2)

Net cash provided (used) by investing activities	(16.4)	8.8

Financing Activities
Change in short-term debt	17.5	(2.4)
Repayment of long-term debt	(121.4)	(15.8)
Premium on early extinguishment of long-term debt	(5.3)	(1.2)
Proceeds from exercise of stock options	0.7	2.8

Net cash used by financing activities	(108.5)	(16.6)

Effect of exchange rate changes on cash	2.4	0.8
Increase (decrease) in cash and cash equivalents	(22.2)	42.2
Cash and cash equivalents at beginning of period	66.2	32.8

Cash and cash equivalents at end of period	$44.0	$75.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

		Common					Common	Accumulated
		Shares			Additional	Retained	Stock Held	Other
	Common	Held in		Common	Paid-In	Earnings	In	Comprehensive
	Shares	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income (Loss)

Balance January 1, 2006	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$(152.8)
Cumulative effect of adoption of FSP AUG AIR-1 as of January 1, 2006			7.0			7.0
Comprehensive income:
Net income			46.9			46.9
Translation adjustment			0.9					0.9

Total comprehensive Income			47.8
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$445.3	$1.2	$1,066.2	$(136.4)	$(333.1)	$(152.6)

Comprehensive income:
Net income			42.5			42.5
Translation adjustment			5.2					5.2

Total comprehensive Income			47.7
Stock-based compensation and benefits		(163)	1.2		(0.3)		1.5

Balance June 30, 2006	122,192	29,542	$494.2	$1.2	$1,065.9	$(93.9)	$(331.6)	$(147.4)

Balance January 1, 2007	122,192	29,384	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)
Comprehensive income:
Net income			7.4			7.4
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			3.0					3.0

Total comprehensive income			11.4
Stock-based compensation and benefits		(70)	0.5		(0.3)		0.8

Balance March 31, 2007	122,192	29,314	$593.6	$1.2	$1,065.4	$(52.5)	$(325.4)	$(95.1)

Comprehensive income:
Net loss			(5.4)			(5.4)
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			9.0					9.0

Total comprehensive income			4.6
Stock-based compensation and benefits		(113)	3.2		1.9		1.3

Balance June 30, 2007	122,192	29,201	$601.4	$1.2	$1,067.3	$(57.9)	$(324.1)	$(85.1)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

Note A	–	Basis of Presentation
Note B	–	Discontinued Operations
Note C	–	Accounting Policies
Note D	–	Goodwill and Intangible Assets
Note E	–	Inventories
Note F	–	Income Taxes
Note G	–	Investment in Equity Affiliates
Note H	–	Share-Based Compensation
Note I	–	Earnings Per Share Computation
Note J	–	Employee Separation and Plant Phaseout
Note K	–	Employee Benefit Plans
Note L	–	Financing Arrangements
Note M	–	Sale of Accounts Receivable
Note N	–	Segment Information
Note O	–	Commitments and Contingencies
Note P	–	Subsequent Events
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
As of January 1, 2007, PolyOne’s vinyl operations located in Singapore have been managed and reported under the Vinyl Business operating segment. Historically, the results of this operation were included in the International Color and Engineered Materials operating segment. Prior period results of operations have been reclassified to conform to 2007 presentation.
Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2007. Unless otherwise noted, disclosures contained in this quarterly report relate to continuing operations.
Reclassification – Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.
Note B – Discontinued Operations
The Engineered Films business was sold in February 2006. As a result, PolyOne no longer has any businesses that are accounted for as discontinued operations. The 2006 loss included a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business to the net proceeds received from the sale of the business and to recognize costs that were not able to be recognized until the Engineered Films business was sold due to the contingent nature of these costs, as required by U.S. generally accepted accounting principles.

Note C – Accounting Policies
Deferred Taxes – A valuation allowance was initially recorded against domestic deferred tax assets in the fourth quarter of 2003 as a result of operating losses. The valuation allowance was adjusted in subsequent periods through 2006 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter of 2006, it was determined that it was more likely than not that the deferred tax assets would be realized and the remaining amount of valuation allowance was reversed to income in that period. Therefore, beginning with the first quarter of 2007, a tax (benefit) expense has been recorded based on an estimated effective tax rate for all jurisdictions.
New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 159 – In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 115). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is required to be adopted January 1, 2008, and we are evaluating the effect, if any, that adoption will have on our financial statements in 2008.
SFAS No. 158 – On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations.
The adoption of SFAS No. 158 resulted in an increase of $6.4 million on a pre-tax basis and a $0.4 million decrease on an after-tax basis on the Company’s accumulated other comprehensive loss. PolyOne also recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record its proportionate share of the adoption of SFAS No. 158 by Oxy Vinyls, LP (OxyVinyls). In July 2007, the Company sold its 24% interest in OxyVinyls. See “Note P – Subsequent Events” for further information. The adoption of SFAS No. 158 had no effect on the Company’s compliance with the financial covenants contained in the agreements governing its debt and its receivables sales facility, and is not expected to affect the Company’s operating results in future periods.
SFAS No. 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. We will adopt SFAS No. 157 as of January 1, 2008, and we are evaluating the effect, if any, that adoption will have on our financial statements in 2008.
FASB Interpretation No. 48 – In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. PolyOne adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
PolyOne had previously recorded a $6.0 million liability for an uncertain tax position. This amount relates to an item under examination by a foreign tax authority related to the valuation of assets. PolyOne does not agree with the proposed adjustment and has appealed the assessment. PolyOne does not anticipate that this dispute will be resolved in the next twelve months.
PolyOne will continue the accounting policy to classify interest and penalties on uncertain tax positions as income taxes. As of the date of adoption, PolyOne has accrued $2.5 million of interest and penalties. PolyOne is no longer subject to U.S. income tax examinations for periods preceding 2003, and with limited exceptions, for periods preceding 2002 for foreign, state and local tax examinations.
FASB Staff Position AUG AIR-1 – In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. OxyVinyls adopted FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and is now using the deferral method of accounting for planned major maintenance. The effect on OxyVinyls’ consolidated balance sheet at January 1, 2007 from adopting FSP AUG AIR-1 was an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. PolyOne’s proportionate share of OxyVinyls’ operations is 24%. See “Note P – Subsequent Events” for further information regarding the Company’s interest in OxyVinyls.
The adoption of FSP AUG AIR-1 represents a change in accounting principle and, under the guidance of this principle, must be applied retrospectively. Under these retrospective provisions, PolyOne has restated its historical financial statements to reflect the change in accounting for planned major maintenance activities of its OxyVinyls equity affiliate. The following tables illustrate the retrospective changes in PolyOne’s financial statements:
Condensed Consolidated Statements of Operations (Unaudited)
(In millions)

	Three Months Ended June 30, 2006
	As originally filed	Adjustment	Restated
Income from equity affiliates and minority interest	$31.5	$0.1	$31.6
Income before discontinued operations	$42.4	$0.1	$42.5
Net income	$42.4	$0.1	$42.5

	Six Months Ended June 30, 2006
	As originally filed	Adjustment	Restated
Income from equity affiliates and minority interest	$70.1	$0.2	$70.3
Income before discontinued operations	$91.3	$0.2	$91.5
Net income	$89.2	$0.2	$89.4

Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	December 31, 2006
	As originally filed	Adjustment	Restated
Investment in equity affiliates	$276.1	$11.1	$287.2
Deferred income tax assets	$25.0	$(3.9)	$21.1
Total assets	$1,773.6	$7.2	$1,780.8
Retained deficit	$(67.1)	$7.2	$(59.9)
Shareholders’ equity	$574.5	$7.2	$581.7
The cumulative effect of the adoption of FSP AUG AIR-1 as of January 1, 2006 is a reduction to retained deficit and an increase to shareholders’ equity of $7.0 million.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30, 2006
	As originally filed	Adjustment	Restated
Net income	$89.2	$0.2	$89.4
Income from equity affiliates and minority interest	$70.1	$0.2	$70.3
Use of Estimates – The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during these periods. Significant estimates in these Consolidated Financial Statements include, but are not limited to, sales discounts and rebates, restructuring charges, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental-related liabilities, income taxes and tax valuation reserves, assumptions used for goodwill impairment analyses and the determination of discount and other rate assumptions used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
Note D – Goodwill and Intangible Assets
During the six months ended June 30, 2007, there were no acquisitions, disposals or impairment of PolyOne’s goodwill. Goodwill as of June 30, 2007 and December 31, 2006, by operating segment, was as follows:

	June 30,	December 31,
(In millions)	2007	2006

Vinyl Business	$152.3	$152.3
International Color and Engineered Materials	72.0	72.0
Polymer Coating Systems	61.1	61.1
PolyOne Distribution	1.6	1.6

Total	$287.0	$287.0

For the six-month period ended June 30, 2007, there were no indicators of impairment for goodwill. The annual impairment testing for goodwill will be performed as of July 1, 2007. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value.

Information regarding PolyOne’s other intangible assets follows:

	As of June 30, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(6.4)	$—	$2.2
Sales contract	13.5	(10.0)	—	3.5
Patents, technology and other	8.0	(3.2)	1.2	6.0

Total	$30.1	$(19.6)	$1.2	$11.7

	As of December 31, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(6.1)	$—	$2.5
Sales contract	9.6	(9.1)	—	.5
Patents, technology and other	8.0	(2.9)	1.3	6.4

Total	$26.2	$(18.1)	$1.3	$9.4

Amortization of other intangible assets was $1.1 million and $0.4 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $1.5 million and $1.0 million for the six-month periods ended June 30, 2007 and 2006, respectively.
The carrying values of intangible assets and other investments are adjusted to the estimated net future cash flows based upon an evaluation done each year end, or more often, when indicators of impairment exist. For the six-month period ended June 30, 2007, there were no indicators of impairment for intangible assets.
Note E – Inventories
Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2007	2006

Finished products and in-process inventories	$190.0	$165.4
Raw materials and supplies	110.5	111.7

	300.5	277.1
LIFO reserve	(38.6)	(36.3)

Total	$261.9	$240.8

Note F – Income Taxes
A deferred tax asset valuation allowance was recorded in 2003 in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full realization of the Company’s deferred income taxes. In 2005 and 2006, the valuation allowance was reversed reducing income tax expense in those periods. In the fourth quarter of 2006, the Company determined that it was more likely than not that the remaining deferred tax asset would be realized and the valuation allowance was reversed and reduced income tax expense in that period. As a result, income taxes in the second quarter of 2007 and first half of 2007 were recorded without regard to any domestic deferred tax valuation allowance. The tax benefit of $4.4 million in the second quarter of 2007 reflects an effective tax rate of 45% and the tax benefit of $0.6 million in the first half of 2007 reflects an effective tax rate of 43%. The difference between the effective rate and the statutory rate was primarily the impact of foreign source income and domestic losses.
The tax expense of $2.4 million in the second quarter of 2006 and $4.1 million in the first half of 2006 was net of the reversal of a portion of the valuation allowance. The income tax expense in each period represents federal alternative minimum taxes, state and local taxes and foreign taxes.
Note G – Investment in Equity Affiliates
The most significant of PolyOne’s investment in equity affiliates comprise the Resin and Intermediates segment, the SunBelt Chlor-Alkali Partnership (SunBelt) of which PolyOne owns 50% and OxyVinyls, a manufacturer and marketer of PVC resins, which PolyOne owned 24% of as of June 30, 2007. OxyVinyls is a leading producer of PVC resins in North America.
The following table presents OxyVinyls’ summarized financial results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006

Net sales	$614.5	$647.2	$1,108.3	$1,340.3
Operating income	14.8	63.0	10.9	170.6
Partnership income as reported by OxyVinyls	8.6	68.4	2.7	170.6
PolyOne’s ownership of OxyVinyls	24%	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	2.0	16.4	0.6	41.0
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.2	0.2	0.3	0.3

Equity affiliate earnings recorded by PolyOne	$2.2	$16.6	$0.9	$41.3

The Company has recorded an impairment of $15.9 million ($10.2 million after tax) on its OxyVinyls investment during the three months ended June 30, 2007 due to an other than temporary decline in value. It is recorded to the Loss (income) from equity affiliates and minority interest caption in the Condensed Consolidate Statement of Operations. The impairment is not reflected in the equity affiliate earnings above because it is excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker (see “Footnote N – Segment Information”). In July 2007, PolyOne sold its 24% interest in OxyVinyls. See “Footnote P – Subsequent Events” for further information.

	June 30,	December 31,
(In millions)	2007	2006

Current assets	$480.6	$382.4
Non-current assets	1,256.1	1,293.2

Total assets	1,736.7	1,675.6

Current liabilities	210.3	238.9
Non-current liabilities	381.2	294.5

Total liabilities	591.5	533.4

Partnership capital	$1,145.2	$1,142.2

The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006

Net sales	$47.1	$51.6	$84.2	$95.7
Operating income	24.1	29.7	40.4	57.4
Partnership income as reported by SunBelt	22.0	27.4	36.0	52.6
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$11.0	$13.7	$18.0	$26.3

	June 30,	December 31,
(In millions)	2007	2006

Current assets	$46.6	$25.1
Non-current assets	108.2	113.7

Total assets	154.8	138.8

Current liabilities	19.4	22.1
Non-current liabilities	121.9	121.9

Total liabilities	141.3	144.0

Partnership capital (deficit)	$13.5	$(5.2)

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine produced by SunBelt up to 250,000 tons per year at market price, less a discount.
Other investments in equity affiliates are discussed below.
The BayOne Urethane Systems, L.L.C. equity affiliate (owned 50%) is included in the Polymer Coating Systems operating segment. The Vinyl Business operating segment includes the Geon/Polimeros Andinos equity affiliate (owned 50%). Combined summarized financial information for these equity affiliates is presented below.
The amounts shown represent the entire operations of these businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Net sales	$29.2	$21.6	$53.3	$51.6
Operating income	$2.0	$2.5	$3.8	$4.6
Net income	$2.2	$1.9	$3.7	$3.9
Prior to its acquisition, DH Compounding Company (DHC) was accounted for as an equity affiliate (owned 50% and included in the Producer Services operating segment). On October 1, 2006, PolyOne purchased the remaining 50% interest in DHC from a subsidiary of The Dow Chemical Company. DHC is now fully consolidated in the financial statements of PolyOne, and is therefore excluded from the information provided above.

Note H – Share-Based Compensation
Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations includes compensation expense for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R), “Share-Based Payments.” Because share-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
PolyOne has one active share-based compensation plan, which is described below. The cost is included in selling and administrative expenses on the Condensed Consolidated Statement of Operations. The pre-tax compensation cost recognized for the three months ended June 30, 2007 and 2006 was $2.4 million and $0.8 million, respectively. The pre-tax compensation expense recognized for the six months ended June 30, 2007 and 2006 was $2.6 million and $2.2 million, respectively.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards to PolyOne employees will be issued only from this plan until there are no shares remaining under the plan or until the shareholders approve a new equity plan. All previous equity-based plans were frozen upon the approval of the 2005 EPIP in May 2005. The 2005 EPIP provides for the award of a broad variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock have been reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.
Stock Appreciation Rights
During the first quarter of 2007, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,555,200 stock appreciation rights (SARs). The awards were approved on March 8, 2007 and communicated to recipients on or before March 30, 2007. The date of March 8, 2007 has been used as the grant date for valuation purposes. Pursuant to the terms of the 2005 EPIP, the price used for individual grants ($6.585) was based upon the average of the high and low sales prices as reported on the New York Stock Exchange on the day immediately preceding the grant date. Vesting is based on a service period of one year and the achievement of stock price targets. This condition is considered a market-based measure under SFAS No. 123(R), which is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.24, $7.90 and $8.56, but may not be exercised earlier than one year from the date of the grant. At June 30, 2007, one-third of the awards had reached the $7.24 stock price achievement target. The SARs have a seven-year exercise period that expires on March 7, 2014.
PolyOne utilizes an option pricing model based on the Monte Carlo simulation method that values SAR awards. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables as noted in the following table. Expected volatility was set at the average of the six-year historical weekly volatility for PolyOne and the implied volatility rates for exchange traded options. The expected term of options granted was set equal to the midpoint between the vesting and expiration dates for each grant. Dividends were omitted in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year and were based on PolyOne’s historical experience.
The following is a summary of the assumptions related to the grants issued during 2007:

2007
Expected volatility	44.00%
Expected dividends	—
Expected term	4.28 years
Risk-free rate	4.30%
Value of SAR options granted	$2.72
A summary of SAR option activity under the 2005 EPIP as of June 30, 2007 and changes during the six months then ended, are presented below:
(Shares in thousands, dollars in millions, except per share data)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Appreciation Rights	Shares	Price	Term	Value
Outstanding at January 1, 2007	1,640	$7.90
Granted	1,575	6.59
Exercised	(1)	6.00
Forfeited or expired	(86)	7.15

Outstanding at June 30, 2007	3,128	$7.26	5.8 years	$1.4

Vested at June 30, 2007	1,484	$7.41	5.6 years	$0.7

Exercisable at June 30, 2007	888	$7.74	5.0 years	$0.3

The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2007 and 2006 was $2.72 and $2.70, respectively. The total intrinsic value of SARs that were exercised during the six months ended June 30, 2006 was $0.9 million.
As of June 30, 2007, there was $2.5 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of one year.
Stock Options
PolyOne’s incentive stock plans previously provided for the award or grant of options to purchase PolyOne common stock. Options granted generally become exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option cannot extend beyond 10 years from the date of grant. All options are granted at 100% or greater of market value (as defined) on the date of the grant.

A summary of option activity as of June 30, 2007 and changes during the six months then ended are presented below:
(Shares in thousands, dollars in millions, except per share data)

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	7,385	$11.47
Granted	—	—
Exercised	(122)	6.00
Forfeited or expired	(679)	12.19

Outstanding at June 30, 2007	6,584	$11.49	2.13 years	$0.7

Vested and exercisable at June 30, 2007	6,584	$11.49	2.13 years	$0.7

The total intrinsic value of stock options that were exercised during the six months ended June 30, 2007 and 2006 was less than $0.1 million and $0.8 million, respectively.
Cash received during the first six months of 2007 and 2006 from the exercise of stock options was $0.7 million and $2.8 million, respectively.
Performance Shares
At June 30, 2007, there were 529,300 performance share awards outstanding with a weighted-average fair value of $8.94 per share. There was no compensation expense recognized on these awards for the six months ended June 30, 2007 and $0.5 million for the six months ended June 30, 2006. As of June 30, 2007, based on projected performance attainment for the remaining life of the awards, the unrecognized compensation cost of these awards is approximately $0.7 million.
Restricted Stock Awards
As of June 30, 2007, restricted stock totaling 220,000 shares remain unvested with a weighted-average grant date fair value of $8.76 and a weighted-average remaining contractual term of 21 months. Compensation expense recorded during the six months ended June 30, 2007 and 2006 was $0.3 million and $0.2 million, respectively. Unrecognized compensation cost for restricted stock awards at June 30, 2007 was $1.1 million.
Note I – Earnings Per Share Computation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Weighted-average shares outstanding – basic	92.8	92.4	92.7	92.2

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.8	92.4	92.7	92.2
Plus dilutive impact of stock options and stock awards	—	0.6	0.3	0.4

Weighted-average shares – diluted	92.8	93.0	93.0	92.6

Basic earnings per common share is computed as net income available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted-average diluted shares outstanding.

Outstanding SARs and stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 6.6 million at June 30, 2007 and 7.7 million at June 30, 2006. All options and awards were anti-dilutive for the three months ended June 30, 2007.
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
2007 Activity – During the three-month period ended June 30, 2007, the Company recorded employee separation charges for restructuring of its manufacturing facility in St.Peters, Missouri, which is part of the North American Color operating segment. The closure and exit from the Company’s Commerce, California facility was completed in the first quarter of 2007. There was also one executive severance agreement at a cost of $250 thousand during the quarter ended June 30, 2007.

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Executive severance
Balance at December 31, 2006	—	$1.3	$—	$—	$1.3
Expenses	1	0.3			0.3
Utilized		(0.3)			(0.3)

Balance at June 30, 2007	1	$1.3	$—	$—	$1.3

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
St. Peters, Missouri facility
Balance at December 31, 2006	—	$—	$—	$—	$—
Expenses	33	0.4			0.4
Utilized	(33)	(0.3)			(0.3)

Balance at June 30, 2007	—	$0.1	$—	$—	$0.1

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Commerce, Ca. facility
Balance at December 31, 2006	5	$0.1	$0.1	$—	$0.2
Utilized	(5)	(0.1)	(0.1)		(0.2)

Balance at June 30, 2007	—	$—	$—	$—	$—

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset Write-
(In millions, except employee numbers)	Employees	Costs	Closure	Downs	Total
Total
Balance at December 31, 2006	5	$1.4	$0.1	$—	$1.5
Expenses	34	0.7			0.7
Utilized	(38)	(0.7)	(0.1)		(0.8)

Balance at June 30, 2007	1	$1.4	$—	$—	$1.4

Note K – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Service cost	$0.3	$0.4	$0.6	$0.7
Interest cost	7.6	7.4	15.2	14.9
Expected return on plan assets	(8.0)	(7.5)	(16.0)	(15.1)
Amortization of unrecognized losses, transition obligation and prior service cost	2.6	3.6	5.2	7.3

	$2.5	$3.9	$5.0	$7.8

PolyOne estimates that the minimum funding requirements in 2007 for its qualified defined benefit pension plans will approximate $15.0 million. During the six months ended June 30, 2007, payments of $8.1 million were made.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.4	1.4	2.8	2.8
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(1.1)	(0.9)	(2.2)	(1.8)

	$0.4	$0.6	$0.8	$1.2

Note L – Financing Arrangements
Long-term Debt – At June 30, 2007, PolyOne had long-term debt of $470.0 million, with maturities through 2015. Current maturities of long-term debt at June 30, 2007 and June 30, 2006 were $12.5 million and $22.5 million, respectively. In June 2007 and June 2006, PolyOne repurchased $100.0 million and $15.0 million, respectively of our 10.625% Senior Notes at a premium. The premiums were $5.3 million and $1.1 million, respectively and are shown as a separate line item in the Condensed Consolidated Statements of Operations. In addition, unamortized deferred note issuance costs of $1.1 million and $0.2 million, respectively, were expensed due to the debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations.
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on five of its fixed-rate obligations in the aggregate amount of $80.0 million at June 30, 2007. At June 30, 2007, these agreements had a net fair value obligation of $4.5 million. The weighted-average interest rate for these five agreements was 9.0%. There have been no material changes in the market risk faced by PolyOne from December 31, 2006 to June 30, 2007.

Note M – Sale of Accounts Receivable
Accounts receivable consist of the following:

	June 30,	December 31,
(In millions)	2007	2006

Trade accounts receivable	$204.7	$160.7
Retained interest in securitized accounts receivable	106.0	161.6
Allowance for doubtful accounts	(5.3)	(5.9)

	$305.4	$316.4

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, fully consolidated, bankruptcy-remote subsidiary. PFC in turn may sell an undivided interest in these accounts receivable to certain investors. This facility size is $175.0 million. As of June 30, 2007, $166.7 million was available. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility.
At June 30, 2007 and December 31, 2006, accounts receivable totaling $195.2 million and $161.6 million, respectively, were sold by PolyOne to PFC. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At June 30, 2007, PFC had sold $89.2 million of its undivided interest in accounts receivable, and at December 31, 2006, PFC had not sold any of its undivided interest. PolyOne retained an interest in the difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interest sold by PFC as of June 30, 2007 and December 31, 2006. As a result, the interest retained by PolyOne of $106.0 million and $161.6 million is included in accounts receivable on the Condensed Consolidated Balance Sheet at June 30, 2007 and December 31, 2006, respectively.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $175.0 million facility, of which $10.9 million was used at June 30, 2007. Continued availability of the receivables sale facility depends upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of June 30, 2007, PolyOne was in compliance with this covenant.
Note N – Segment Information
PolyOne manages its business in eight operating segments of which four are reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates.
As of January 1, 2007, PolyOne’s vinyl operations located in Singapore are managed and reported within the Vinyl Business operating segment. Historically, the results of this operation were included in the International Color and Engineered Materials operating segment. Prior period results of operations have been reclassified to conform to the 2007 presentation.
The All Other category includes four operating segments, none of which meet the quantitative thresholds for separate disclosure: North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems. The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.

Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. The measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker excludes significant costs that are not controllable by or the responsibility of segment management. These costs are included in “Corporate and eliminations” and consist of: 1)intersegment sales and profit eliminations; 2)charges related to specific strategic initiatives such as the consolidation of operations; 3)significant restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; 4)executive separation agreements; 5)share-based compensation costs; 6)asset impairments; 7)environmental remediation costs for facilities no longer owned or closed in prior years; 8)gains and losses on the divestiture of joint ventures and equity investments; and certain other items.
Segment assets have not changed significantly from the amount reported in Note R to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.
Segment information for the three and six months ended June 30, 2007 and 2006 is presented below:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Sales		Segment	Sales		Segment
	to External	Total	Operating	to External	Total	Operating
(In millions)	Customers	Sales	Income (Loss)	Customers	Sales	Income (Loss)

Vinyl Business	$196.0	$229.0	$15.4	$373.8	$438.2	$34.3
International Color and Engineered Materials	155.9	155.9	8.3	305.6	305.6	14.9
PolyOne Distribution	188.5	190.1	6.5	371.7	374.5	11.1
Resin and Intermediates	—	—	12.0	—	—	16.3
All Other	148.4	155.9	4.8	295.5	311.4	6.4
Corporate and eliminations	—	(42.1)	(34.6)		(83.1)	(44.1)

Total	$688.8	$688.8	$12.4	$1,346.6	$1,346.6	$38.9

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Sales		Segment	Sales		Segment
	to External	Total	Operating	to External	Total	Operating
(In millions)	Customers	Sales	Income (Loss)	Customers	Sales	Income (Loss)

Vinyl Business	$215.2	$252.6	$22.1	$430.3	$503.0	$42.4
International Color and Engineered Materials	133.6	133.6	6.7	259.4	259.4	12.7
PolyOne Distribution	187.7	189.7	5.1	379.0	383.8	11.3
Resin and Intermediates	—	—	29.0	—	—	65.3
All Other	149.9	157.8	3.0	292.3	307.3	3.7
Corporate and eliminations	—	(47.3)	(2.3)	—	(92.5)	(3.8)

Total	$686.4	$686.4	$63.6	$1,361.0	$1,361.0	$131.6

Note O – Commitments and Contingencies
PolyOne has been notified by certain federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of several environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition. Based on estimates that were prepared by its environmental engineers and consultants, PolyOne had accruals totaling $59.0 million at June 30, 2007 and $59.5 million at December 31, 2006 to cover probable future environmental expenditures related to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at June 30, 2007. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained.
For the first six months of 2007, PolyOne recorded $1.9 million of expense related to environmental activities at its active and inactive sites and received no proceeds from insurance recoveries. PolyOne incurred environmental expense of $4.1 million at its active and inactive sites in the first six months of 2006, offset by insurance proceeds of $7.5 million that were received during the same period. Additional information related to environmental liabilities is in Note O to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.
During the second quarter and six months ended June 30, 2006, the Company recorded a credit to pre-tax income of $6.1 million, and $14.8 million, respectively, from the net effect of settlements of legal disputes and adjustments to litigation reserves.
PolyOne guarantees $67.0 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in 2017.
Note P – Subsequent Events
On July 6, 2007, the Company sold to Occidental Chemical Corporation (OxyChem) and certain of OxyChem’s affiliates the Company’s 24% interest in OxyVinyls to OxyChem and received cash proceeds of $261 million. In a related transaction, the Company acquired OxyChem’s 10% interest in PVC Powder Blends, LP for $11 million, which brings the Company’s ownership of this PVC compounding operation to 100 percent. OxyVinyls was formed on May 1, 1999 and combined the polyvinyl chloride (PVC) and vinyl chloride monomer (VCM) businesses of OxyChem and the Company. The Company will retain the existing polyvinyl chloride PVC resin and VCM supply agreements that it entered into when OxyVinyls was formed.
The Company recorded an impairment of $15.9 million ($10.2 million after tax) on its OxyVinyls investment during the three months ended June 30, 2007 due to an other than temporary decline in value. The impairment includes the recognition of the $2.7 million adjustment made as of December 31, 2006 to increase accumulated other comprehensive loss to record the Company’s proportionate share of the adoption of SFAS No. 158 by

Oxy Vinyls, LP. The completion of the divestiture on July 6, 2007 will result in the reversal of an associated deferred tax liability which will reduce tax expense by $31.5 million for the three months ended September 30, 2007.
The proceeds from the sale will be used for the redemption of the entire outstanding balance of $141.4 million in aggregate principal amount of the Company’s 10.625% Senior Notes, which is anticipated to occur on August 9, 2007. This will result in debt redemption premium costs and the write-off of unamortized debt discount fees for the three months ending September 30, 2007 of $9.1 million ($5.9 million after tax).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty vinyl resins, specialty polymer formulations, color and additive systems, and thermoplastic resin distribution. We also have equity investments in manufacturers of PVC resin and its intermediates and in a formulator of polyurethane compounds. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and warehouses in North America, Europe, Asia and Australia, and joint ventures in North America and South America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain.
We operate within eight operating segments, which four are reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. The All Other category contains four operating segments: North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems. As of January 1, 2007, PolyOne’s vinyl operations located in Singapore are now managed and reported under the Vinyl Business operating segment. Prior period results of operations have been reclassified to conform to 2007 presentation. We discuss the sales and operating income of our operating segments in the “Segment Information” section below. Also, see Note N to the Condensed Consolidated Financial Statements for further information regarding our reportable operating segments.
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
OxyVinyls Investment – On July 6, 2007 the Company sold its 24% interest in OxyVinyls for $261 million in cash. This sale will result in the reversal of an associated deferred tax liability which will reduce tax expense by $31.5 million for the three months ended September 30, 2007. Proceeds from the sale will be used for the redemption of the entire $141.4 million of the Company’s 10.625% Senior Notes, which is anticipated to occur on August 9, 2007 and to reduce drawings on short-term facilities. This will result in debt redemption premium costs and the write-off of unamortized debt issuance fees for the three months ending September 30, 2007 of $9.1 million ($5.9 million after tax).

Third-quarter 2007 Outlook
PolyOne anticipates that the overall North American economic environment in the third quarter of 2007 will continue to be challenging and reflect only modest improvement compared with the second quarter of 2007. North American construction and automotive demand are projected to remain weak and below third quarter 2006 levels. Consequently, Vinyl Business sales are expected to be flat sequentially, but decline up to 10 percent compared with the third quarter of 2006. Aggregate non-Vinyl business sales, on the other hand, are anticipated to grow 6 percent to 9 percent compared with the third quarter of 2006. In particular, solid demand is expected across most primary international markets, driving continued growth in sales and earnings. Total gross margin is projected to increase year-over-year reflecting early benefits from the Company’s specialization strategy.
SunBelt earnings are anticipated to decline moderately compared with the prior year, but overall chlor-alkali margins are projected to remain relatively strong. After the divestiture on July 6, 2007, OxyVinyls results will no longer be reported.
In the third quarter of 2006, the Company realized a $6.8 million net benefit from legal settlements and adjustments to related reserves. The Company does not anticipate realizing a similar benefit this year. The Company anticipates third quarter “Corporate and eliminations,” excluding non-operational charges, to be consistent with the first half 2007 average.
The Company projects that interest expense for the third quarter will decline approximately $5 million sequentially as a result of its planned redemption on August 9, 2007 of the outstanding balance of the 10.625% Senior Notes.
Consistent with the first and second quarters of this year, the Company will record tax expense related to domestic earnings in the third quarter of 2007 in contrast with the same period in 2006. Recording this tax expense will not affect cash flow due to PolyOne’s remaining domestic net operating loss carry-forwards. Cash taxes will continue to be associated principally with non-U.S. earnings.

Results of Operations
Summary of Consolidated Results:
The following table sets forth key financial information from our statement of operations for the three and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2007	2006	2007	2006
Sales	$688.8	$686.4	$1,346.6	$1,361.0

Operating income	12.4	63.6	38.9	131.6

Premium on early extinguisment of long-term debt	(5.3)	(1.1)	(5.3)	(1.2)
Interest expense, net	(15.1)	(16.0)	(29.5)	(32.1)

Income (loss) from before income taxes and discontinued operations	$(9.8)	$44.9	$1.4	$95.6
Income tax (expense) benefit	4.4	(2.4)	0.6	(4.1)

Income (loss) before discontinued operations	(5.4)	42.5	2.0	91.5
Discontinued operations	—	—	—	(2.1)

Net income (loss)	$(5.4)	$42.5	$2.0	$89.4

Basic and diluted earnings (loss) per share	$(0.06)	$0.46	$0.02	$0.97

See the following discussion for an explanation of the results for the periods shown above.

Income (loss)before Income Taxes and Discontinued Operations
Income (loss) before income taxes and discontinued operations for the second quarter of 2007 decreased by $54.7 million, from the second quarter of 2006, and for the first six months of 2007 by $94.2 million, from the first six months of 2006.
The following table sets forth the components of the variance for the three and six months ended June 30, 2007 as compared to the same periods in the prior year:

			Variances - Favorable (Unfavorable)
			Periods ended June 30, 2007 and 2006
(In millions)			Three Months			Six Months
Operating segment performance
Vinyl Business			$(6.7)			$(8.1)
International Color and Engineered Materials			1.6			2.2
Distribution			1.4			(0.2)
All Other			1.8			2.7

			(1.9)			(3.4)
Resin and Intermediates			(17.0)			(49.0)

Change in segment operating income			(18.9)			(52.4)

Impairment of OxyVinyls investment	(A	)	(15.9)	(A	)	(15.9)
Benefit of insurance and legal settlements	(B	)	(8.8)	(B	)	(20.4)
All other and eliminations			(7.7)			(4.1)

Total Corporate and eliminations			(32.4)			(40.4)

Change in operating income			(51.2)			(92.7)

Premium on early extinguishment of debt	(C	)	(4.1)	(C	)	(4.1)
Interest expense, net	(D	)	0.9	(D	)	2.6
Other expense			(0.3)			—

Change in income from continuing operations before income taxes			$(54.7)			$(94.2)

(A)	The Company’s investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be other than a temporary decline.

(B)	The benefit of insurance, legal settlements and adjustments to related reserves had a favorable impact in the second quarter and six months ended June 30, 2006, which did not occur for the same periods in 2007.

(C)	The Company continued to repurchase its 10.625% Senior Notes through early extinguishment, repurchasing $100.0 million and $15.0 million in the second quarter of 2007 and 2006, respectively, at a premium of $5.3 million and $1.2 million.

(D)	The early extinguishment of the 10.625% Senior Notes also resulted in unamortized deferred note issuance costs of $1.1 million and $0.8 million being expensed in the second quarter of 2007 and 2006, respectively.
See the operating segment discussion below for further explanation of their results for the periods shown above.

Sales
Sales increased $2.4 million in the second quarter but declined $14.4 million or 1% for the first six months of 2007 from the same periods last year. The increased sales in our International Color and Engineered Materials segment of $22.3 million or 17% and $46.2 million or 18% from the second quarter and for the first six months of 2006 could not overcome the downturn in the Vinyl Business which were $23.6 million or 9% and $64.9 million or 13% below the second quarter and for the first six months of 2006.

	Three Months Ended June 30,
(Dollars in millions)	2007	2006	Change	% Change
Vinyl Business	$229.0	$252.6	$(23.6)	(9)%
International Color and Engineered Materials	155.9	133.6	22.3	17%
PolyOne Distribution	190.1	189.7	0.4	0%
All Other	155.9	157.8	(1.9)	(1)%
Intersegment eliminations	(42.1)	(47.3)	5.2	(11)%

Total Sales	$688.8	$686.4	$2.4	(4)%

	Six Months Ended June 30,
(Dollars in millions)	2007	2006	Change	% Change
Vinyl Business	$438.2	$503.0	$(64.8)	(13)%
International Color and Engineered Materials	305.6	259.4	46.2	18%
PolyOne Distribution	374.5	383.8	(9.3)	(2)%
All Other	311.4	307.3	4.1	1%
Intersegment eliminations	(83.1)	(92.5)	9.4	(10)%

Total Sales	$1,346.6	$1,361.0	$(14.4)	(6)%

Selected Operating Costs
Cost of Sales – These costs include raw materials, plant conversion and distribution charges.
These costs as a percentage of sales were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of sales	86.3%	86.0%	85.8%	86.2%
These costs increased as a percentage of sales in the second quarter of 2007 as a result of higher raw material costs not yet fully offset by price increases largely associated with the Vinyl Business. For our non-vinyl operating segments, cost of sales decreased as a percentage of sales as a result of the benefits being realized from the implementation of our specialization strategy.

Selling and Administrative – These cost generally include selling, technology and administrative functions and corporate and general expenses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Selling and administrative	$66.2	$49.5	$128.0	$97.8
As a percentage of sales	9.6%	7.2%	9.5%	7.2%
Selling and administrative costs increased $16.7 million or 34% and $30.4 million or 31% for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year. The benefit of insurance, legal settlements and adjustments to related reserves had a favorable impact in the second quarter and six months ended June 30, 2006 of $8.8 million and $20.4 million, respectively, compared to the same periods in 2007. The remainder of the change in selling and administrative expense was due mainly to increased investment in commercial resources and capabilities, and to a lesser extent, employee incentive, pension and post-retirement benefit costs.
Other Components of Income and Expense
Following are discussions of significant components of income and expense that are presented below the line “Operating Income” in the Condensed Consolidated Statements of Operations.
Interest expense – The decrease in interest expense of $0.8 million and $2.1 million for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was due primarily to the $58.6 miilion reduction of the 10.625% Senior Notes in the fourth quarter of 2006 partially offset by higher write-offs of unamortized deferred note issuance costs.
Premium on Early Extinquishment of Long-Term Debt – Cash expense from the repurchase of $100.0 million of 10.625% Senior Notes in 2007 was $5.3 million. Cash expense from the repurchase of $10.0 million of 10.625% Senior Notes in 2006 was $1.2 million.
Other expense, net – The following table lists the major items included in other expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Currency exchange loss	$(0.8)	$(1.2)	$(1.4)	$(1.7)
Foreign exchange contracts gain	0.2	0.4	0.5	0.7
Discount on sale of trade receivables	(0.7)	(0.5)	(1.0)	(1.3)
Other loss	(0.5)	(0.2)	(0.8)	(0.4)

	$(1.8)	$(1.5)	$(2.7)	$(2.7)

Income taxes – A deferred tax asset valuation allowance was recorded in 2003 in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full realization of the Company’s deferred income taxes. In 2005 and 2006, the valuation allowance was reversed reducing tax expense in those periods. In the fourth quarter of 2006, the Company determined that it was more likely than not that the remaining deferred tax assets would be realized and the valuation allowance was reversed and reduced income tax expense in that period. As a result, income taxes in the second quarter 2007 and first half of 2007 were recorded without regard to any domestic deferred tax valuation allowance. The tax benefit of $4.4 million in the second quarter of 2007 reflects the effective tax rate of 45%. The tax benefit of $0.6 million in the first half of 2007 is 43%. The difference between the effective rate and the statutory rate was primarily the impact of foreign source income, and domestic losses.
The income tax expense of $2.4 million in the second quarter of 2006 and $4.1 million in the first half of 2006 was net of the reversal of a portion of the valuation allowance. The expense in each period represents alternative minimum tax, state and local taxes and foreign taxes.
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
Segment Information:
For more information about our operating segments, see Note N to the Consolidated Financial Statements.
Sales

	Three Months Ended June 30,
(Dollars in millions)	2007	2006	Change	% Change
Vinyl Business	$229.0	$252.6	$(23.6)	(9)%
International Color and Engineered Materials	155.9	133.6	22.3	17%
PolyOne Distribution	190.1	189.7	0.4	0%
All Other	155.9	157.8	(1.9)	(1)%
Intersegment eliminations	(42.1)	(47.3)	5.2	(11)%

Total Sales	$688.8	$686.4	$2.4	(4)%

	Six Months Ended June 30,
(Dollars in millions)	2007	2006	Change	% Change
Vinyl Business	$438.2	$503.0	$(64.8)	(13)%
International Color and Engineered Materials	305.6	259.4	46.2	18%
PolyOne Distribution	374.5	383.8	(9.3)	(2)%
All Other	311.4	307.3	4.1	1%
Intersegment eliminations	(83.1)	(92.5)	9.4	(10)%

Total Sales	$1,346.6	$1,361.0	$(14.4)	(6)%

Vinyl Business
Sales were $23.6 million or 9% lower in the second quarter 2007 compared to the same period in 2006. The decline was primarily due to the slowdown in residential building and construction markets that reduced demand in window, pipe and fitting, flooring and appliance applications.
For the six months ended June 30, 2007, sales were down 13% compared to the same period in 2006, due primarily to the same factors affecting the second quarter 2007 demand, as discussed above.

International Color and Engineered Materials
Total sales increased by $22.3 million or 17% in the second quarter of 2007 compared to the same period in 2006 driven by solid improvements in the Color and Additives business in Europe and Asia as well as by favorable foreign exchange rates. The impact of higher foreign exchange rates on sales was $10.1 million. Improving mix in Asia coupled with solid progress in the penetration of specialty applications in the European color business were the primary drivers of this increase in sales.
For the first half of 2007, sales were $305.6 million, a $46.2 million or an 18% increase compared with the same period in 2006. Volume increased by 9% driven by gains in both Asia and Europe. Foreign exchange impacted sales favorably by 9%. Adjusted for the impact of foreign exchange, sales growth was underpinned by improved mix and overall growth in Asia, and stronger specialty sales in the European color business. In Asia, sales were driven by higher color and additives volumes and growing demand for the Company’s engineered material products in the electrical / electronics market. In Europe, the improvement in sales was driven by further penetration of specialty applications in the automotive and packaging markets.
PolyOne Distribution
Sales in the second quarter of 2007 were flat compared to the same quarter in 2006 despite a 1% increase in average selling prices as suppliers raised prices this year to cover higher raw material costs. Second quarter 2007 volumes were 1% lower than the same quarter in 2006, influenced by several factors, the most significant of them being the relative weaker condition of the housing and automotive sectors this year compared to last year. Mitigating a portion of the effects of a softening general economic environment are successes in closing new business in various industries and applications as well as the revenue yield from our investments in additional sales resources.
For the first six months of 2007, sales were 2% lower than for the same period in 2006. In the first half of 2006, demand was still being favorably affected by residual effects of the storms that paralyzed the U.S. Gulf Coast in third quarter of 2005. Also, during the first half of 2006, we had not yet begun to experience the impacts from the cyclical downturn in the housing and automotive markets.
All Other
The All Other category includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments.
Aggregate second quarter 2007 sales reached $155.9 million, down 1% from a year ago. The decline was attributable to North American Color and Additives, where sales were off 19% compared to second quarter 2006 primarily due to the pruning of unprofitable business and withdrawing from general purpose oriented applications. North American Engineered materials sales were flat compared to the same period last year due to increases in specialized applications being offset by lower demand in construction and automotive applications. Producer Services sales were up 13% reflecting the acquisition of DH Compounding in the fourth quarter 2006. Polymer Coating Systems grew sales 4% based on record ink-based product line sales and higher urethane sales to the Company’s BayOne joint venture.
For the first half of 2007, aggregate sales were $311.4 million, up 1% versus first half 2006. The decline in sales in North American Color and Additive sales was offset by higher sales in Producer Services, primarily driven by the impact of DH Compounding, and higher Polymer Coating Systems sales of inks and urethanes product lines.

Operating Income
Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include items that are not the responsibility of the operating segment management teams. (see below for more information regarding the excluded items).

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Vinyl Business	$15.4	$22.1	$(6.7)	$34.3	$42.4	$(8.1)
International Color and Engineered Materials	8.3	6.7	1.6	14.9	12.7	2.2
PolyOne Distribution	6.5	5.1	1.4	11.1	11.3	(0.2)
All Other	4.8	3.0	1.8	6.4	3.7	2.7

	35.0	36.9	(1.9)	66.7	70.1	(3.4)
Resin and Intermediates	12.0	29.0	(17.0)	16.3	65.3	(49.0)

Segment Operating income	47.0	65.9	(18.9)	83.0	135.4	(52.4)
Corporate and eliminations	(34.6)	(2.3)	(32.3)	(44.1)	(3.8)	(40.3)

Total Operating income	$12.4	$63.6	$(51.2)	$38.9	$131.6	$(92.7)

Vinyl Business
Operating Income was $15.4 million in second quarter of 2007, a 30% decrease over the prior year. The primary drivers of this decline were weak residential construction demand and margin compression due to the combination of downward pricing pressure in residential building and construction end markets and higher raw material and energy costs.
Comparing first half 2007 to the same period in 2006, operating income decreased by 19% due primarily to lower volume, pricing pressure in the residential building and construction end markets and rising raw material and energy costs. Value-based pricing initiatives were implemented and we began to see early benefits despite sluggish end market demand.
International Color and Engineered Materials
Operating income in the second quarter of 2007 was $8.3 million, a 24% improvement compared to the same quarter in 2006. Higher foreign exchange rates accounted for $7.3 million of the increase.
Compared to the first half 2006, operating income increased $2.2 million, or 17%. The increase in foreign exchange rates in the first half 2007 resulted in $1.2 million of the increase. In both comparisons, the foreign exchange adjusted improvement in operating income was driven by stronger margins in the European color business and in Asia overall due to improved mix from the penetration of specialty color applications and demand growth from the electrical / electronics market.
PolyOne Distribution
Operating income in the second quarter of 2007 was $6.5 million, 27% higher than the same period a year ago and a record for the segment. The $1.4 million improvement came from stronger gross margin performance, lower bad debt costs, and lower operating costs. Comparing first half 2007 to the same period in 2006, operating income was down $0.2 million as the impact of lower volumes were mostly offset by lower delivery and margin improvement.
All Other
The All Other category includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments.
For the second quarter of 2007, operating income was $4.8 million, a 60% increase versus the same period a year ago. This result was driven by the North American Color and Additives business, which was profitable in the quarter, and improved operating income versus the same period last year as the result of executing value-based pricing initiatives, enhanced product mix and lower operating costs. Producer Services and Polymer Coating Systems operating income also improved in the second quarter of 2007 compared to the same period in 2006.
For the first half of 2007, operating income increased $2.7 million or 73% with the North American Color and Additives, Producer Services and Polymer Coating Systems operating segments all contributing to the year-over-year improvement. The North American Engineered Materials operating segment experienced lower construction and automotive demand and attendant margin pressure resulting in operating income being down compared to the first half of 2006.
Corporate and eliminations – these costs are excluded from segment income and include: 1) intersegment sales and profit eliminations; 2) charges related to specific strategic initiatives, such as the consolidation of operations; 3) significant restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; 4) executive separation agreements; 5) share-based compensation costs; 6) asset impairments; 7) environmental remediation costs for facilities no longer owned or closed in prior years; 8) gains and losses on the divestiture of joint ventures and equity investments and certain other items.
During the three months and six months ended June 30, 2007, Corporate and eliminations expense was $32.3 million and $40.3 million higher than for the comparable periods in the prior year. The benefit of insurance, legal settlements and adjustments to related reserves realized in 2006 and the impairment recognized in the second quarter of 2007 account for $24.8 million and $36.3 million of the increase for the quarter and year to date ended June 30, 2007, respectively.
Significant benefits (expenses) that are included in Corporate and eliminations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Employee separation and plant phaseout	$(0.7)	$0.2	$(0.7)	$0.3
Environmental remediation at inactive sites (A)	(0.9)	2.3	(1.9)	4.1
Settlement of legal issues and related reserves (A)	0.4	6.1	0.4	14.8
LIFO inventory adjustments (B)	(1.9)	0.5	(1.4)	3.9
Unallocated corporate general and administrative costs (C)	(14.6)	(10.9)	(22.9)	(22.3)
Impairment of equity investment (D)	(15.9)	—	(15.9)	—

Intersegment profit eliminations	0.2	(2.0)	—	(2.5)
All other	(1.2)	1.5	(1.7)	(2.1)

Total Corporate and eliminations	$(34.6)	$(2.3)	$(44.1)	$(3.8)

(A)	The benefit of insurance, legal settlements and adjustments to related reserves had a favorable impact in the second quarter and six months ended June 30, 2006 of $8.8 million and $20.4 million, respectively, which did not occur for the same periods in 2007.

(B)	LIFO inventory adjustments for the six months ended June 30, 2007 reflect 7% inflation compared to 9% deflation in raw material costs for the first half of 2006.

(C)	The increase in unallocated corporate and administrative costs is due mainly to increased investment in commercial resources and capabilities and to a lesser extent higher employee incentive, pension and post-retirement benefit costs.

(D)	The Company’s investment in OxyVinyls was impaired at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be other than a temporary decline.
Liquidity and Capital Resources
The following discussion focuses on material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2006) to the date of the most recent interim balance sheet (June 30, 2007).

	Six Months Ended June 30,		Increase
(In millions)	2007	2006	(Decrease)
Cash flow summary
Cash provided by operating activities	$100.3	$49.2	$51.1
Cash provided by (used by) investing activities	(16.4)	8.8	(25.2)
Cash used in financing activities	(108.5)	(16.6)	(91.9)

	(24.6)	41.4	(66.0)
Effect of exchange rates on cash	2.4	0.8	1.6

Increase (decrease) in cash and equivalents	(22.2)	42.2	(64.4)

The $22.2 million decrease in cash and equivalents in the first six months of 2007 compared to the $42.2 million increase in cash and equivalents during the first six months of 2006 was due primarily to the following: $20.5 million lower proceeds from the sale of assets, higher capital spending of $4.9 million, funding for the qualified defined benefit pension plans of $8.1 million and lower cash distributions that we received from our equity affiliates of $32.4 million (which follows directly from the decrease in equity earnings in the first half of 2007 compared to the same period in 2006).
Also, during the six months ended June 30, 2007, $126.7 million in long-term debt, including the $5.3 million premium from early extinguishment, (see Financing activities) was repaid utilizing $89.2 million of proceeds from the sale of accounts receivable (see Operating activities), short-term borrowings of $18.0 million in Europe and the use of cash and equivalents.

	Six Months Ended June 30,		Increase
(In millions)	2007	2006	(Decrease)
Cash Flows from Operating Activities
Net income	$2.0	$89.4	$(87.4)
Depreciation and amortization	28.6	28.6	—
Loss on disposition of discontinued businesses and related plant phaseout charge	—	2.3	(2.3)
Premium on early extinguishment of long-term debt	5.3	1.2	4.1
Companies carried at equity and minority interest :
Impairment of investment in equity affiliate	15.9	—	15.9
Income from equity affiliates	(20.8)	(70.3)	49.5
Distributions received	9.8	42.2	(32.4)
Change in assets and liabilities —
Increase (decrease) from working capital	(8.0)	(28.1)	20.1
Increase (decrease) in sale of accounts receivable	89.2	(7.9)	97.1
Accrued expenses and other	(21.7)	(8.1)	(13.6)
Net cash used by discontinued operations	—	(0.1)	0.1

Net cash provided by operating activities	$100.3	$49.2	$51.1

Operating Activities – Our operations provided $100.3 million of cash in the first six months of 2007, an increase of $51.1 million from the same period in 2006. The primary reason for the increase was the sale of accounts receivable, which provided $89.2 million (which was used to partially fund the early extinguishment of $100.0 million of senior notes). This is $97.1 million more than the first six months of 2006 when there was a decrease of $7.9 million in the sales of accounts receivable. Cash dividends and distributions that we receive from our equity affiliates declined $32.4 million from $42.2 million to $9.8 million for the first six months of 2006 compared to 2007. Working capital used $28.5 million less cash as the improvement in accounts payable more than offset the increase in accounts receivable. (for more information about working capital, see discussion below)

	Six Months Ended June 30,		Increase
(In millions)	2007	2006	(Decrease)
Cash Flows from working capital
Accounts receivable	$(70.8)	$(43.4)	$(27.4)
Inventories	(17.0)	(16.4)	(0.6)
Accounts payable	79.8	31.7	48.1

Net cash used by working capital	$(8.0)	$(28.1)	$20.1

Net cash used by working capital for the first six months of 2007 was $8.0 million, a $20.1 million improvement from the same period last year. The increase is due to the increase in accounts payable, which reflects a higher current payable associated with June 30, 2007 ending inventory, being partially offset by the increase in accounts receivable resulting from higher days sales outstanding, comparing the June 30, 2007 results to the same period in 2006.

	Six Months Ended June 30,		Increase
(In millions)	2007	2006	(Decrease)
Cash Flows from Investing Activities
Capital expenditures	$(20.4)	$(15.5)	$(4.9)
Proceeds from sale of assets	4.0	7.2	(3.2)
Proceeds from sale of discontinued business, net	—	17.3	(17.3)
Net cash used by discontinued operations	—	(0.2)	0.2

Net cash (used) provided by investing activities	$(16.4)	$8.8	$(25.2)

Investing activities – Cash used by investing activities in the first six months of 2007 was $16.4 million. The same period in 2006 included net proceeds of $17.3 million received from the sale of the Engineered Films business. The increase in capital spending was largely for the construction of a manufacturing facility in Poland that is scheduled to be operational in the third quarter of 2007.
Discontinued Operations – With the sale of the Engineered Films business in February 2006, we no longer have any businesses accounted for as discontinued operations.

	Six Months Ended June 30,		Increase
(In millions)	2007	2006	(Decrease)
Cash Flows from Financing Activities
Change in short-term debt	$17.5	$(2.4)	$19.9
Repayment of long-term debt	(121.4)	(15.8)	(105.6)
Premium paid for early extinguishment of long-term debt	(5.3)	(1.2)	(4.1)
Proceeds from exercise of stock options	0.7	2.8	(2.1)

Net cash used by financing activities	$(108.5)	$(16.6)	$(91.9)

Financing activities – Cash used by financing activities in the first six months of 2007 totaled $108.5 million, the result of a $20.0 million scheduled repayment of a medium term note and the early extinguishment of $100.0 million of 10.625% Senior Notes and the associated $5.3 million premium paid. This was partially offset by short-term borrowings of $18.0 million in Europe to partially fund the repayment of the 10.625% Senior Notes.
As of June 30, 2007, we had $44.0 million in cash and cash equivalents along with existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $634.5 million. As of June 30, 2007, we had used $582.9 million of these facilities, and $51.6 million was available to be drawn.
In addition, at June 30, 2007, we could incur additional secured debt in an amount up to $10.9 million while remaining in compliance with the debt coverage limit contained in the Guarantee and Agreement, discussed below.
The following table summarizes our outstanding and available facilities at June 30, 2007:

(In millions)	Outstanding	Available
Long-term debt	$470.0	$—
Receivables sale facility	89.2	51.6
Short-term bank debt	23.7	—

	$582.9	$51.6

Long-term Debt – At June 30, 2007, we had long-term debt of $470.0 million with maturities through 2015. Current maturities of long-term debt at June 30, 2007 and June 30, 2006 of $12.5 million and $22.5 million, respectively. In June 2007 and June 2006, we repurchased $100.0 million and $15.0 million of our 10.625% Senior Notes at a premium. The premiums were $5.3 million and $1.2 million, respectively, and are shown as a separate line item in the Condensed Consolidated Statements of Operations. In addition, unamortized deferred note issuance costs of $1.1 million and $0.2 million, respectively, were expensed due to this debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations.
Receivables Sale Facility – The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to among other things, modify certain financial covenants and reduce the cost of utilizing the facility. This facility size is $175.0 million. As of June 30, 2007, $166.7 million was available. The maximum proceeds that we may receive are limited to 85% of the eligible domestic accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $175.0 million facility, of which $10.9 million was used at June 30, 2007. The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40.0 million or less. As of June 30, 2007, the fixed charge coverage ratio was 1.7 to 1 and we had sold $89.2 million of accounts receivable resulting in availability under the facility of $51.6 million.
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
Of the capital resource facilities available to us as of June 30, 2007, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of June 30, 2007, we had sold $89.2 million of accounts receivable and had guaranteed $67.0 million of SunBelt’s debt.
We expect profitable operations in 2007 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2007 include net income, ongoing working capital efficiency improvements, cash distributions from our equity affiliates, borrowings under existing loan agreements and proceeds from the sale of previously closed facilities and redundant assets and unconsolidated subsidiary interests. Expected uses of cash in 2007 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, capital expenditures, early extinguishment of a portion of long-term debt and the retirement of medium-term notes maturing in 2007. Capital expenditures are currently estimated between $45 million and $50 million and are primarily to support strategic growth initiatives and manufacturing operations.
In the third quarter of 2007, we received cash proceeds of $261 million from the sale of our 24% interest in OxyVinyls and in a related transaction, purchased the 10% minority interest in Powder Blends, LP, for $11 million. The net proceeds of approximately $250 million from these transactions will be used for the redemption of the entire outstanding balance of $141.4 million of the Company’s 10.625% Senior Notes and the repayment of drawings on short-term facilities.

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
Deferred Taxes – A valuation allowance was initially recorded against domestic deferred tax assets in the fourth quarter of 2003 as a result of our operating losses. The valuation allowance was adjusted in subsequent periods through 2006 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter of 2006, management determined that it was more likely than not that the deferred tax assets would be realized and the remaining amount of valuation allowance was reversed and reduced income tax expense in that period. Therefore, beginning with the first quarter of 2007, a tax benefit (expense) has been recorded based on an estimated effective tax rate for all jurisdictions.
FASB Interpretation No. 48 – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.
We previously recorded a $6.0 million liability for uncertain tax position. This amount relates to an item under examination by a foreign tax authority associated with the valuation of assets. We do not agree with the proposed adjustment and have appealed the assessment. We do not anticipate that this dispute will be resolved in the next twelve months. Any final determination could adversely impact our effective tax rate.
Management will continue the accounting policy to classify interest and penalties on uncertain tax positions as income taxes. As of the date of adoption, we have accrued $2.5 million of interest and penalties. We are no longer subject to U.S. income tax examinations for periods preceding 2003. In addition, with limited exceptions, we are no longer subject to foreign, state and local tax examinations for periods preceding 2002.
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
The effect on OxyVinyls’ consolidated balance sheet at January 1, 2007 from adopting FSP AUG AIR-1 was an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. Our proportionate share of OxyVinyls’ operations was 24%. We sold our interest in OxyVinyls on July 6, 2007.

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
Goodwill – As of June 30, 2007, we had $287.0 million of goodwill that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date. We determined that goodwill was not impaired when we performed our last annual assessment as of July 1, 2006. As of June 30, 2007, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this, we concluded that an interim assessment as of June 30, 2007 was not required.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to: future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates within the U.S., Europe or Asia or other countries where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	costs, difficulties or delays related to the operation of joint venture entities;

•	lack of day-to-day operating control, including procurement of raw materials, of equity affiliates or joint ventures;

•	partial control over investment decisions and dividend distribution policy of the SunBelt partnership and other minority equity holdings of PolyOne;

•	an inability to launch new specialized products and/or services within PolyOne’s various businesses;

•	the possibility of further goodwill impairment;

•	an inability to maintain any required licenses or permits;

•	an inability to comply with any environmental laws and regulations;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	a delay or inability to achieve targeted debt level reductions;

•	an inability to access the receivables sale facility as a result of breaching covenants due to not achieving anticipated earnings performance or for any other reason;

•	any poor performance of our pension plan assets and any obligation on our part to fund PolyOne’s pension plan;

•	any delay and/or inability to bring to profitability and/or maintain that profitability for the North American Color and Additives and the North American Engineered Materials segments;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid business disruptions;

•	any change in any agreements with product suppliers to PolyOne Distribution that prohibits PolyOne from continuing to distribute a supplier’s products to customers;

•	any change that would affect the PolyOne’s ability to reverse associated tax liabilities as a result of the sale to OxyVinyls;

•	the timing and amounts of any repurchases of outstanding senior notes and debentures of the Company, including the amount of any premiums paid;

•	the actual interest savings resulting from the reduction of debt;

•	any changes in the supply agreements and extensions with OxyVinyls; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on five of its fixed-rate obligations in the aggregate amount of $80.0 million at June 30, 2007. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At June 30, 2007, these agreements had a net fair value obligation of $4.5 million. The weighted-average interest rate for these five agreements was 9.0%. There have been no material changes in the market risk faced by PolyOne from December 31, 2006 to June 30, 2007.
Item 4. Controls and Procedures
Disclosure controls and procedures
PolyOne’s management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, PolyOne’s disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Part II – Other Information
Item 1A. Risk Factors
PolyOne’s sale of its 24% interest in OxyVinyls on July 6, 2007, as reported in PolyOne’s Current Report on Form 8-K filed on July 12, 2007 materially changed the Company’s risk factors by eliminating those previously associated with the OxyVinyls investment, as described under Item 1A of our Annual Report of Form 10-K for the year ended December 31, 2006. Other than that change, there have been no material changes to the Company’s risk factors.

Item 4. Submission of Matters to a Vote of Security Holders
PolyOne held its Annual Meeting of Stockholders on May 10, 2007. At the Meeting, the following actions were taken:
a)	The nine nominees for director were elected by the following votes:

	Number of Shares	Number of Shares
	Voted For	Withheld
J. Douglas Campbell	84,404,280	2,351,438
Carol A Cartwright	81,989,680	4,766,038
Gale Duff-Bloom	84,093,025	2,662,693
Richard H. Fearon	82,988,535	3,767,183
Robert A. Garda	82,669,135	4,086,583
Gordon D. Harnett	82,867,561	3,888,157
Edward J. Mooney	81,989,019	4,766,699
Stephen D. Newlin	84,053,247	2,702,471
Farah M. Walters	84,975,847	1,779,871
b)	Ratification of the appointment of Ernst & Young LLP as PolyOne’s independent registered public accounting firm for the fiscal year ending December 31, 2007 received the following number of votes:

For	Against	Abstain	Broker Non-Votes
81,059,101	5,409,785	286,831	- 0 -

Item 6. Exhibits

Exhibit No.
Under Reg. S-K
Item 601	Form 10-Q Exhibit No.	Description of Exhibit

(10)	10.1	Sale and Amendment Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their respective affiliates party thereto, dated as of July 6, 2007.

(10)	10.2	Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller, PolyOne Corporation, as servicer, the Banks and Other Financial Institutions Party thereto, as purchasers, Citicorp USA, Inc., as agent, and National City Business Credit, Inc., as syndication agent.

(10)	10.3	Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among PolyOne Corporation, as seller, PolyOne Funding Corporation, as buyer, and PolyOne Corporation, as servicer.

(10)	10.4	Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller, PolyOne Corporation, as servicer, the Banks and Other Financial Institutions Party thereto, as purchasers, Citicorp USA, Inc. as agent, and National City Business Credit, Inc., as syndication agent.

(10)	10.5	Canadian Receiables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc. as seller, PolyOne Funding Canada Corporation, as buyer, and PolyOne Corporation, as servicer.

(31)	31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2007	POLYONE CORPORATION
/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(10)	10.1	Sale and Amendment Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their respective affiliates party thereto, dated as of July 6, 2007.

(10)	10.2	Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller, PolyOne Corporation, as servicer, the Banks and Other Financial Institutions Party thereto, as purchasers, Citicorp USA, Inc., as agent, and National City Business Credit, Inc., as syndication agent.

(10)	10.3	Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among PolyOne Corporation, as seller, PolyOne Funding Corporation, as buyer, and PolyOne Corporation, as servicer.

(10)	10.4	Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller, PolyOne Corporation, as servicer, the Banks and Other Financial Institutions Party thereto, as purchasers, Citicorp USA, Inc. as agent, and National City Business Credit, Inc., as syndication agent.

(10)	10.5	Canadian Receiables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc. as seller, PolyOne Funding Canada Corporation, as buyer, and PolyOne Corporation, as servicer.

(31)	31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)	31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.
Under Reg. S-K	Form 10-Q
Item 601	Exhibit No.	Description of Exhibit

(32)	32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)	32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.