Form 10-Q
period 2007-09-30
POLYONE CORP
filed 2007-10-30
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Registrant’s telephone number, including area code: (440) 930-1000
Former name, former address and former fiscal year, if changed since last report: Not Applicable

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of October 24, 2007 was 93,082,133

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$664.8	$666.2	$2,011.4	$2,027.2

Operating costs and expenses:
Cost of sales	623.0	594.1	1,780.8	1,765.9
Selling and administrative	63.0	51.5	189.2	150.8
Depreciation and amortization	14.1	14.2	42.7	42.8
Income from equity affiliates and minority interest	11.7	30.0	16.6	100.3

Operating income (loss)	(23.6)	36.4	15.3	168.0
Interest expense	(11.9)	(16.2)	(43.2)	(49.6)
Interest income	1.6	1.1	3.4	2.4
Premium on early extinguishment of long-term debt	(7.5)	—	(12.8)	(1.2)
Other expense, net	(1.8)	(0.2)	(4.5)	(2.9)

Income (loss) before income taxes and discontinued operations	(43.2)	21.1	(41.8)	116.7
Income tax benefit (expense)	45.5	(1.5)	46.1	(5.6)

Income before discontinued operations	2.3	19.6	4.3	111.1
Loss from discontinued operations, net of income taxes	—	—	—	(2.1)

Net income	$2.3	$19.6	$4.3	$109.0

Earnings per common share:
Basic and diluted earnings:
Before discontinued operations	$0.02	$0.21	$0.05	$1.20
Discontinued operations	—	—	—	(0.02)

Basic and diluted earnings per share	$0.02	$0.21	$0.05	$1.18

Weighted average shares used to compute earnings per share:
Basic	92.8	92.5	92.7	92.3
Diluted	93.3	93.0	93.1	92.7

Dividends declared per share of common stock	$—	$—	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$56.2	$66.2
Accounts receivable, net	382.4	316.4
Inventories	257.7	240.8
Deferred income tax assets	18.2	18.1
Other current assets	26.6	27.8

Total current assets	741.1	669.3
Property, net	451.2	442.4
Investment in equity affiliates	22.0	287.2
Goodwill	287.0	287.0
Other intangible assets, net	7.2	9.4
Deferred income tax assets	72.2	21.1
Other non-current assets	60.1	64.4

Total assets	$1,640.8	$1,780.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$5.8	$5.2
Accounts payable	299.0	221.0
Accrued expenses	108.8	93.1
Current portion of long-term debt	22.2	22.5

Total current liabilities	435.8	341.8
Long-term debt	307.5	567.7
Post-retirement benefits other than pensions	83.0	83.6
Other non-current liabilities, including pensions	195.9	200.5
Minority interest in consolidated subsidiaries	—	5.5

Total liabilities	1,022.2	1,199.1
Shareholders’ equity	618.6	581.7

Total liabilities and shareholders’ equity	$1,640.8	$1,780.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income	$4.3	$109.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.7	42.8
Loss on disposition of discontinued business and plant phase-out charge	—	2.3
Charges for environmental remediation at inactive sites	31.9	1.8
Cash (payments) receipts for environmental remediation at inactive sites, net of insurance	(4.6)	2.7
Provision (benefit) for deferred income taxes	(52.2)	0.5
Premium on early extinguishment of long-term debt	12.8	1.2
Companies carried at equity and minority interest:
Impairment of investment in equity affiliate	15.9	—
Income from equity affiliates and minority interest	(32.5)	(100.3)
Dividends and distributions received	24.2	74.2
Change in assets and liabilities:
Accounts receivable	(52.0)	(28.7)
Inventories	(9.0)	(36.4)
Accounts payable	68.7	30.6
Decrease in sale of accounts receivable	—	(7.9)
Accrued expenses and other	(5.6)	3.2
Net cash used by discontinued operations	—	(0.1)

Net cash provided by operating activities	44.6	94.9

Investing Activities
Capital expenditures	(36.7)	(26.3)
Acquisition of minority interest in consolidated subsidiary	(11.0)	—
Proceeds from sale of assets	4.0	7.2
Proceeds from sale of investment in equity affiliate	260.5	—
Proceeds from sale of discontinued business, net	—	17.3
Net cash used by discontinued operations	—	(0.2)

Net cash provided (used) by investing activities	216.8	(2.0)

Financing Activities
Change in short-term debt	(0.2)	(3.0)
Repayment of long-term debt	(263.4)	(15.7)
Premium on early extinguishment of long-term debt	(12.8)	(1.2)
Proceeds from exercise of stock options	0.9	2.8

Net cash used by financing activities	(275.5)	(17.1)

Effect of exchange rate changes on cash	4.1	0.7

Increase (decrease) in cash and cash equivalents	(10.0)	76.5
Cash and cash equivalents at beginning of period	66.2	32.8

Cash and cash equivalents at end of period	$56.2	$109.3

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

			Shareholders’ Equity
							Common	Accumulated
	Common Shares				Additional	Retained	Stock	Other
		Held in		Common	Paid-In	Earnings	Held In	Comprehensive
	Outstanding	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income (Loss)
Balance January 1, 2006	122,192	30,255	$387.4	$1.2	$1,066.4	$(190.3)	$(337.1)	$(152.8)
Cumulative effect of adoption of FSP AUG AIR-1 as of January 1, 2006			7.0			7.0
Comprehensive income:
Net income			46.9			46.9
Translation adjustment			0.9					0.9

Total comprehensive income			47.8
Stock-based compensation and benefits		(550)	3.1		(0.2)		4.0	(0.7)

Balance March 31, 2006	122,192	29,705	$445.3	$1.2	$1,066.2	$(136.4)	$(333.1)	$(152.6)

Comprehensive income:
Net income			42.5			42.5
Translation adjustment			5.2					5.2

Total comprehensive income			47.7
Stock-based compensation and benefits		(163)	1.2		(0.3)		1.5

Balance June 30, 2006	122,192	29,542	$494.2	$1.2	$1,065.9	$(93.9)	$(331.6)	$(147.4)

Comprehensive income:
Net income			19.6			19.6
Translation adjustment			3.9					3.9

Total comprehensive income			23.5
Stock-based compensation and benefits		(41)	2.6		(1.5)		4.1

Balance September 30, 2006	122,192	29,501	$520.3	$1.2	$1,064.4	$(74.3)	$(327.5)	$(143.5)

Balance January 1, 2007	122,192	29,384	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)
Comprehensive income:
Net income			7.4			7.4
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			3.0					3.0

Total comprehensive income			11.4
Stock-based compensation and benefits		(70)	0.5		(0.3)		0.8

Balance March 31, 2007	122,192	29,314	$593.6	$1.2	$1,065.4	$(52.5)	$(325.4)	$(95.1)

Comprehensive income:
Net loss			(5.4)			(5.4)
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			9.0					9.0

Total comprehensive income			4.6
Stock-based compensation and benefits		(113)	3.2		1.9		1.3

Balance June 30, 2007	122,192	29,201	$601.4	$1.2	$1,067.3	$(57.9)	$(324.1)	$(85.1)

Comprehensive income:
Net income			2.3			2.3
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.4			3.6					3.6
Translation adjustment			10.0					10.0

Total comprehensive income			15.9
Stock-based compensation and benefits		(66)	1.3		0.6		0.7

Balance September 30, 2007	122,192	29,135	$618.6	$1.2	$1,067.9	$(55.6)	$(323.4)	$(71.5)

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
Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2007. Unless otherwise noted, disclosures contained in this quarterly report relate to continuing operations.
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
New Accounting Pronouncements
SFAS No. 158 – On December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations.
The adoption of SFAS No. 158 resulted in an increase of $6.4 million on a pre-tax basis and a $0.4 million decrease on an after-tax basis on the Company’s accumulated other comprehensive loss. PolyOne also recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record its proportionate share of the adoption of SFAS No. 158 by Oxy Vinyls, LP (OxyVinyls). In July 2007, the Company sold its 24% interest in OxyVinyls. See “Note G – Investments in Equity Affiliates” for further information.
The adoption of SFAS No. 158 had no effect on the Company’s compliance with the financial covenants contained in the agreements governing its debt and its receivables sales facility, and is not expected to affect the Company’s operating results in future periods.
SFAS No. 157 – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. We will adopt SFAS No. 157 as of January 1, 2008, and we are evaluating the effect, if any, that adoption will have on our financial statements in 2008.
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
PolyOne has a $6.4 million liability for uncertain tax positions. This amount relates to items under examination by foreign tax authorities related to the valuation of assets. PolyOne does not agree with the proposed adjustments and has appealed the assessments. PolyOne does not anticipate that the disputes will be resolved in the next twelve months.
PolyOne will continue the accounting policy to classify interest and penalties on uncertain tax positions as income taxes. As of September 30, 2007, PolyOne has accrued $3.1 million of interest and penalties. PolyOne is no longer subject to U.S. income tax examinations for periods preceding 2004, and with limited exceptions, for periods preceding 2002 for foreign, state and local tax examinations.

FASB Staff Position AUG AIR-1 – In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. OxyVinyls adopted FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and is now using the deferral method of accounting for planned major maintenance. The effect on OxyVinyls’ consolidated balance sheet at January 1, 2007 from adopting FSP AUG AIR-1 was an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. PolyOne’s proportionate share of its former equity investment in OxyVinyls’ operations was 24%. See “Note G – Investments in Equity Affiliates” for further information regarding the Company’s interest in OxyVinyls.
The adoption of FSP AUG AIR-1 represents a change in accounting principle and, under the guidance of this principle, must be applied retrospectively. Under these retrospective provisions, PolyOne has restated its historical financial statements to reflect the change in accounting for planned major maintenance activities of its former equity affiliate. The following tables illustrate the retrospective changes in PolyOne’s financial statements:
Condensed Consolidated Statements of Income (Unaudited)
(In millions)

	Nine Months Ended September 30, 2006
	As originally filed	Adjustment	Restated
Income from equity affiliates and minority interest	$100.1	$0.2	$100.3
Income before discontinued operations	110.9	0.2	111.1
Net income	108.8	0.2	109.0
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	December 31, 2006
	As originally filed	Adjustment	Restated
Investment in equity affiliates	$276.1	$11.1	$287.2
Deferred income tax assets	25.0	(3.9)	21.1
Total assets	1,773.6	7.2	1,780.8
Retained deficit	(67.1)	7.2	(59.9)
Shareholders’ equity	574.5	7.2	581.7
The cumulative effect of the adoption of FSP AUG AIR-1 as of January 1, 2006 is a reduction to retained deficit and an increase to shareholders’ equity of $7.0 million.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30, 2006
	As originally filed	Adjustment	Restated
Net income	$108.8	$0.2	$109.0
Income from equity affiliates and minority interest	(100.1)	(0.2)	(100.3)
Use of Estimates – The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during these periods. Significant estimates in these Consolidated Financial Statements include, but are not limited to, sales discounts and rebates, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental-related liabilities, income taxes and tax valuation reserves, assumptions used for goodwill impairment analyses and the determination of discount and other rate assumptions used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
Note D – Goodwill and Intangible Assets
Goodwill as of September 30, 2007 and December 31, 2006, by operating segment, was as follows:

	September 30,	December 31,
(In millions)	2007	2006
Vinyl Business	$152.3	$152.3
International Color and Engineered Materials	72.0	72.0
Polymer Coating Systems	61.1	61.1
PolyOne Distribution	1.6	1.6

Total	$287.0	$287.0

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill. PolyOne has selected July 1 as its annual assessment date. During the third quarter of 2007, the goodwill impairment assessment was completed and it was determined that goodwill was not impaired as of July 1, 2007. The combination of two valuation methodologies, a market approach and an income approach, was used to estimate the fair value of PolyOne’s reporting units that supported significant goodwill, specifically Vinyl Compounds, International Color and Engineered Materials, and Polymer Coating Systems. The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the respective reporting units.
As a result of the July 1, 2007 impairment testing, the average fair values of the market approach and income approach exceeded the carrying value by 52%, 8% and 24% for the Vinyl Compounds, International Color and Engineered Materials, and Polymer Coating Systems reporting units, respectively.
While PolyOne determined that there was no goodwill impairment as of the July 1, 2007 annual assessment, the occurrence of a potential indicator of impairment in the future, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in having to perform an interim assessment for some or all of the reporting units prior to the next required annual assessment on July 1, 2008.
Information regarding PolyOne’s other intangible assets follows:

	As of September 30, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(6.5)	$—	$2.1
Sales contract	11.4	(9.7)	—	1.7
Patents, technology and other	4.7	(2.6)	1.3	3.4

Total	$24.7	$(18.8)	$1.3	$7.2

	As of December 31, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(6.1)	$—	$2.5
Sales contract	9.6	(9.1)	—	0.5
Patents, technology and other	8.0	(2.9)	1.3	6.4

Total	$26.2	$(18.1)	$1.3	$9.4

Amortization of other intangible assets was $0.1 million and $0.5 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $1.6 million and $1.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
The carrying values of intangible assets and other investments are adjusted to the estimated net future cash flows based upon an evaluation done each year end, or more often, when indicators of impairment exist. For the nine-month period ended September 30, 2007, an impairment charge of $2.5 million was recorded against the carrying value of certain patents and technology agreements.
Note E – Inventories
Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2007	2006
Finished products and in-process inventories	$193.3	$165.4
Raw materials and supplies	107.2	111.7

	300.5	277.1
LIFO reserve	(42.8)	(36.3)

Total	$257.7	$240.8

Note F – Income Tax
A deferred tax asset valuation allowance was recorded in 2003 in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full realization of the Company’s deferred income taxes. In 2005 and 2006, a portion of the valuation allowance was reversed, reducing income tax expense in those periods. In the fourth quarter of 2006, the Company determined that it was more likely than not that the remaining deferred tax asset would be realized and the remaining valuation allowance was reversed and reduced income tax expense in that period. As a result, income taxes in the third quarter of 2007 and first nine months of 2007 were recorded without regard to any domestic deferred tax valuation allowance. Excluding a $31.5 million tax benefit resulting from the reversal of deferred tax liabilities recognized upon the sale of the Company’s 24% interest in OxyVinyls, the third quarter of 2007 tax benefit of $14.0 million reflects an effective tax rate of 32.4% and the tax benefit of $14.6 million in the first nine months of 2007 reflects an effective tax rate of 34.9%. The difference between the effective rate and the statutory rate was primarily due to the impact of foreign source income and domestic losses.
The tax expense of $1.5 million in the third quarter of 2006 and $5.6 million in the first nine months of 2006 was net of the reversal of a portion of the valuation allowance. The income tax expense in each period represents federal alternative minimum taxes, state and local taxes and foreign taxes.

Note G – Investment in Equity Affiliates
SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of PolyOne’s equity investments and is reported within the Resin and Intermediates segment. PolyOne owns 50% of SunBelt. On July 6, 2007, PolyOne sold its 24% interest in OxyVinyls, a manufacturer and marketer of PVC resins, for cash proceeds of $260.5 million. No equity affiliate earnings of OxyVinyls were recorded by PolyOne for the three months ended September 30, 2007.
The following table presents OxyVinyls’ summarized financial results for the periods indicated:

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in millions)	2006	2007	2006
Net sales	$659.2	$1,108.3	$1,999.5
Operating income	71.9	10.9	241.7

Partnership income as reported by OxyVinyls	$65.4	$2.7	$235.4
PolyOne’s ownership of OxyVinyls	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings	15.7	0.6	56.5
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1	0.3	0.4

Equity affiliate earnings recorded by PolyOne	$15.8	$0.9	$56.9

December 31,
(In millions)	2006
Current assets	$382.4
Non-current assets	1,293.2

Total assets	1,675.6

Current liabilities	238.9
Non-current liabilities	294.5

Total liabilities	533.4

Partnership capital	$1,142.2

The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Net sales	$51.9	$49.9	$136.1	$145.6
Operating income	27.4	28.1	67.8	85.5

Partnership income as reported by SunBelt	$25.1	$25.7	$61.1	$78.2
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$12.6	$12.8	$30.6	$39.1

	September 30,	December 31,
(In millions)	2007	2006
Current assets	$47.2	$25.1
Non-current assets	108.8	113.7

Total assets	156.0	138.8

Current liabilities	23.1	22.1
Non-current liabilities	121.9	121.9

Total liabilities	145.0	144.0

Partnership capital (deficit)	$11.0	$(5.2)

Other investments in equity affiliates are discussed below:
The BayOne Urethane Systems, L.L.C. equity affiliate (owned 50%) is included in the Polymer Coating Systems operating segment. The Vinyl Business operating segment includes the Geon/Polimeros Andinos equity affiliate (owned 50%). Combined summarized financial information for these equity affiliates is presented below. The amounts shown represent the entire operations of these businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net sales	$34.7	$22.9	$88.0	$74.5
Operating income	2.4	2.0	6.2	6.6
Net income	1.6	1.7	5.3	5.6
These results exclude PolyOne’s share of the write-down of certain assets by Geon/Polimeros Andinos. PolyOne’s proportionate share was a charge to income from equity affiliates and minority interest of $1.6 million in the third quarter 2007.
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
Note H – Share-Based Compensation
Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Income includes compensation expense for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R), “Share-Based Payments.” Because share-based compensation expense recognized in the Condensed Consolidated Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
PolyOne has one active share-based compensation plan, which is described below. The cost is included in selling and administrative expenses on the Condensed Consolidated Statement of Income. The pre-tax compensation cost recognized for the three months ended September 30, 2007 and 2006 was $1.0 million and $2.0 million, respectively. The pre-tax compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $3.6 million and $4.2 million, respectively.
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

Stock Appreciation Rights
During the first quarter of 2007, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,555,200 stock appreciation rights (SARs). Vesting is based on a service period of one year and the achievement of stock price targets. This condition is considered a market-based measure under SFAS No. 123(R), which is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.24, $7.90 and $8.56, but may not be exercised earlier than one year from the date of the grant. At September 30, 2007, these awards have reached the $8.56 stock price achievement target. The SARs have a seven-year exercise period that expires on March 7, 2014.
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
The following is a summary of the assumptions related to the grants issued during 2007:

2007
Expected volatility	44.00%
Expected dividends	—
Expected term	4.28 years
Risk-free rate	4.30%
Value of SAR options granted	$2.72
A summary of SAR option activity as of September 30, 2007 and changes during the nine months then ended are presented below:

(Shares in thousands, dollars in millions, except per share data)			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
Stock Appreciation Rights	Shares	Per Share	Term	Intrinsic Value
Outstanding at January 1, 2007	1,640	$7.90
Granted	1,617	6.63
Exercised	(57)	6.50
Forfeited or expired	(199)	7.14

Outstanding at September 30, 2007	3,001	$7.30	5.7 years	$1.9

Vested and exercisable at September 30, 2007	899	$7.96	4.9 years	$0.4

The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2007 and 2006 was $2.74 and $2.98, respectively. The total intrinsic value of SARs that were exercised during the nine months ended September 30, 2007 and 2006 was $0.1 million and $1.3 million, respectively.
As of September 30, 2007, there was $1.7 million of total unrecognized compensation cost related to SARs, which is expected to be recognized within a period of twelve months.

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
A summary of option activity as of September 30, 2007 and changes during the nine months then ended follow:

(Shares in thousands, dollars in millions, except per share data)			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2007	7,385	$11.47
Granted	—	—
Exercised	(144)	6.00
Forfeited or expired	(758)	12.44

Outstanding, vested and exercisable at September 30, 2007	6,483	$11.48	2.28 Years	$0.8

The total intrinsic value of stock options that were exercised during the nine months ended September 30, 2007 and 2006 was $0.1 million and $0.8 million, respectively.
Cash received during the first nine months of 2007 and 2006 from the exercise of stock options was $0.9 million and $2.8 million, respectively.
Performance Shares
At September 30, 2007, there were 490,700 performance share awards outstanding with a weighted-average fair value of $8.94 per share. As a result of adjustments to performance forecasts and forfeitures, no net compensation expense was recognized on these awards for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, $1.7 million was recognized. As of September 30, 2007, based on projected performance attainment for the remaining life of the awards, the unrecognized compensation cost of these awards is approximately $0.5 million.
Restricted Stock Awards
As of September 30, 2007, 235,600 shares of restricted stock remain unvested with a weighted-average grant date fair value of $8.70 and a weighted-average remaining contractual term of 20 months. Compensation expense recorded during the nine months ended September 30, 2007 and 2006 was $0.5 million and $0.4 million, respectively. Unrecognized compensation cost for restricted stock awards at September 30, 2007 was $1.1 million.
Note I – Earnings Per Share Computation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Weighted-average shares outstanding – basic	92.8	92.5	92.7	92.3

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.8	92.5	92.7	92.3
Plus dilutive impact of stock options and stock awards	0.5	0.5	0.4	0.4

Weighted-average shares – diluted	93.3	93.0	93.1	92.7

Basic earnings per common share is computed as net income available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted-average diluted shares outstanding.
Outstanding SARs and stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 6.8 million at September 30, 2007 and 7.8 million at September 30, 2006.
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
For the nine-month period ended September 30, 2007, $2.2 million of charges were recorded, of which $0.8 million was included in Selling and administrative expense and $1.4 million was included in Cost of sales on the Condensed Consolidated Statement of Income. For the same period in 2006, benefits of $0.4 million and $0.2 million were recorded in Cost of sales and Selling and administrative in the Condensed Consolidated Statement of Income, respectively. Cash spending during the three-month and nine-month periods ended September 30, 2007 was $0.4 million and $1.2 million, respectively.
2007 Activity- During the nine-month period ended September 30, 2007, the Company recognized and paid $0.4 million in employee separation charges related to 33 employees involved in the restructuring of its manufacturing facility in St. Peters, Missouri, part of the North American Color and Additives operating segment.
The closure and exit from the Company’s Commerce, California facility was completed in the first quarter of 2007, during which the Company paid $0.1 million in employee separation charges and $0.1 million in plant phase-out costs.
During the nine months ended September 30, 2007, charges related to three executive severance agreements in the amount of $0.6 million were recognized. Accrued executive severance costs at September 30, 2007 are $1.3 million and are expected to be paid over 24 months.
In September 2007, PolyOne announced the closure of two manufacturing lines at its Avon Lake, Ohio facility. Non-cash charges of $0.5 million were recorded to adjust the carrying value of certain assets to their net realizable value. In addition, during the third quarter of 2007, severance costs of $0.4 million for seven employees at the Avon Lake and other facilities were recorded.
PolyOne’s liability for unpaid severance cost was $1.7 million at September 30, 2007.
In addition, during the first nine months of 2007, $0.3 million of other non-cash charges were incurred as the Company adjusted previous carrying values of assets held for sale.

Note K – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Service cost	$0.2	$0.3	$0.8	$1.0
Interest cost	7.3	7.5	22.5	22.4
Expected return on plan assets	(7.8)	(7.6)	(23.8)	(22.7)
Amortization of unrecognized losses, transition obligation and prior service cost	2.1	3.7	7.3	11.0

	$1.8	$3.9	$6.8	$11.7

During the nine months ended September 30, 2007, contributions of $14.9 million were made.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.1	1.4	3.9	4.2
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(0.9)	(0.9)	(3.1)	(2.7)

	$0.3	$0.6	$1.1	$1.8

Note L – Financing Arrangements
Long-term Debt – At September 30, 2007, PolyOne had long-term debt of $329.7 million, with maturities through 2015. Current maturities of long-term debt at September 30, 2007 and December 31, 2006 were $22.2 million and $22.5 million, respectively. PolyOne repurchased $100.0 million of its 10.625% senior notes in June 2007 and repurchased the remaining $141.4 million of such senior notes in August 2007. PolyOne had previously repurchased $15.0 million of such senior notes in June 2006. All of these repurchases were at a premium. For the first nine months of 2007 and 2006, the premiums paid were $12.8 million and $1.2 million, respectively, and are shown as a separate line item in the Condensed Consolidated Statements of Income. In addition, for the nine month periods ended September 30, 2007 and 2006, unamortized deferred note issuance costs of $2.8 million and $0.2 million, respectively, were expensed due to the debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Income.
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on five of its fixed-rate obligations in the aggregate amount of $80.0 million at September 30, 2007. At September 30, 2007, these agreements had a net fair value obligation of $3.0 million. The weighted-average interest rate for these five agreements was 9.0%. There have been no material changes in the market risk faced by PolyOne from December 31, 2006 to September 30, 2007.

Note M – Sale of Accounts Receivable
Accounts receivable consist of the following:

	September 30,	December 31,
(In millions)	2007	2006
Trade accounts receivable	$181.8	$160.7
Retained interest in securitized accounts receivable	205.6	161.6
Allowance for doubtful accounts	(5.0)	(5.9)

	$382.4	$316.4

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, fully consolidated, bankruptcy-remote subsidiary. PFC in turn may sell an undivided interest in these accounts receivable to certain investors. This facility size is $200.0 million. As of September 30, 2007, $155.4 million was available. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the Company entered into a Canadian receivables purchase agreement, which increased the facility size by $25.0 million to $200.0 million.
At September 30, 2007 and December 31, 2006, accounts receivable totaling $205.6 million and $161.6 million, respectively, were sold by PolyOne to PFC. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At September 30, 2007 and December 31, 2006, PFC had sold none of its undivided interest in accounts receivable.
PolyOne retained an interest in the difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interest sold by PFC as of September 30, 2007 and December 31, 2006. As a result, the interest retained by PolyOne of $205.6 million and $161.6 million is included in accounts receivable on the Condensed Consolidated Balance Sheet at September 30, 2007 and December 31, 2006, respectively.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million facility, of which $10.9 million was used at September 30, 2007. Continued availability of the receivables sale facility depends upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of September 30, 2007, PolyOne was in compliance with this covenant.
Note N – Segment Information
PolyOne manages its business in eight operating segments, of which four are reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. The All Other category includes four operating segments, none of which meets the quantitative thresholds for separate disclosure: North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems.
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

Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. The measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker excludes significant costs that are not controllable by or the responsibility of segment management. These costs are included in “Corporate and eliminations” and consist of: 1) inter-segment sales and profit eliminations; 2) charges related to specific strategic initiatives such as the consolidation of operations; 3) significant restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; 4) executive separation agreements; 5) share-based compensation costs; 6) asset impairments; 7) environmental remediation costs for facilities no longer owned or closed in prior years; 8) gains and losses on the divestiture of joint ventures and equity investments; and 9) certain other items.
Segment assets have not changed significantly from the amount reported in Note R to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.
Segment information for the three and nine months ended September 30, 2007 and 2006 follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)
Vinyl Business	$183.8	$214.0	$10.2	$557.6	$652.2	$44.5
International Color and Engineered Materials	152.8	152.8	6.8	458.4	458.4	21.7
PolyOne Distribution	184.8	185.8	5.3	556.5	560.3	16.4
Resin and Intermediates	—	—	11.2	—	—	27.5
All Other	143.4	150.9	5.4	438.9	462.3	11.8
Corporate and eliminations	—	(38.7)	(62.5)	—	(121.8)	(106.6)

Total	$664.8	$664.8	$(23.6)	$2,011.4	$2,011.4	$15.3

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)
Vinyl Business	$207.2	$243.8	$13.3	$637.5	$746.8	$55.7
International Color and Engineered Materials	134.2	134.2	5.3	393.6	393.6	18.0
PolyOne Distribution	179.5	182.1	4.3	558.5	565.9	15.6
Resin and Intermediates	—	—	27.9	—	—	93.2
All Other	145.3	152.6	(1.5)	437.6	459.9	2.2
Corporate and eliminations	—	(46.5)	(12.9)	—	(139.0)	(16.7)

Total	$666.2	$666.2	$36.4	$2,027.2	$2,027.2	$168.0

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

In September 2007, PolyOne was informed of rulings by the United States District Court for the Western District of Kentucky on several pending motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., which has been pending since 2003. The Court held that third-party defendant PolyOne must pay the remediation costs at the former Goodrich Corporation (now Westlake Vinyls, Inc.) Calvert City facility, together with certain defense costs of Goodrich Corporation. The rulings also provided that PolyOne can seek indemnification for contamination attributable to Westlake Vinyls.
The environmental obligation at the site arose as a result of an agreement by PolyOne’s predecessor, The Geon Company, at the time of its spin-off from Goodrich Corporation in 1993, to indemnify Goodrich for environmental costs at the site. Neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. Subject to applicable insurance recoveries, PolyOne recorded a charge of $15.6 million in the third quarter of 2007 for past remediation activities payable to Goodrich Corporation. This amount is $5.1 million after tax ($7.8 million pre-tax) less than the $15.2 million after tax charge ($23.4 million pre-tax) previously reported in the Company’s Form 8‑K filed on October 5, 2007.
Based on these same Court rulings and the settlement agreement, PolyOne adjusted its environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in a charge of $28.8 million in the third quarter of 2007. The confidential settlement agreement provides a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. PolyOne will adjust its environmental reserve in the future, consistent with any such future allocation of costs.
During the nine-month period ended September 30, 2007, PolyOne recorded $31.9 million of expense related to future environmental activities at all of its active and inactive sites, including the $28.8 million charge mentioned in the preceding paragraph. During this same period, PolyOne received no proceeds from insurance recoveries.
During the first nine months of 2006, PolyOne incurred environmental expense of $9.2 million at its active and inactive sites, offset by insurance proceeds of $7.4 million that were received during the same period.
Based on estimates that were prepared by its environmental engineers and consultants, PolyOne had accruals totaling $84.5 million at September 30, 2007 and $59.5 million at December 31, 2006 to cover probable future environmental expenditures related to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at September 30, 2007. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note N to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006.
During the three-month and nine-month periods ended September 30, 2007 PolyOne recorded a charge of $2.4 million and during the three-months and nine-month periods ended September 30, 2006, recorded a credit to pre-tax income of $6.8 million and $21.6 million, respectively, from the net effect of settlements of non-environmental legal disputes and adjustments to non-environmental litigation reserves.
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
We operate within eight operating segments, four of which are reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. The All Other category contains four operating segments: North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems. As of January 1, 2007, PolyOne’s vinyl operations located in Singapore are now managed and reported under the Vinyl Business operating segment. Prior period results of operations have been reclassified to conform to the 2007 presentation. We discuss the sales and operating income of our operating segments in the “Segment Information” section below. Also, see Note N to the Condensed Consolidated Financial Statements for further information regarding our reportable operating segments.
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
OxyVinyls Divestment –On July 6, 2007, we sold our 24% interest in Oxy Vinyls LP (OxyVinyls) for $261 million in cash. This sale resulted in the reversal of an associated deferred tax liability which reduced tax expense by $31.5 million for the three months ended September 30, 2007. Proceeds from the sale were used for the redemption of the entire $141.4 million balance of our 10.625% senior notes as well as for the reduction of drawings on short-term facilities. The redemption of the senior notes resulted in debt redemption premium costs and the write-off of unamortized debt issuance fees for the three months ended September 30, 2007 of $9.1 million ($5.9 million after tax).
Fourth-quarter 2007 Outlook
We anticipate that the fourth quarter global operating environment will reflect seasonal slowing in most markets, as well as further weakness in North American residential construction. Total Company sales are expected to increase between 5% and 7% for the fourth quarter compared to the same period a year ago. Year-over-year aggregate non-vinyl business sales for the fourth quarter are expected to grow between 7% and 10%. Vinyl Business sales are expected to decline 3% to 5% compared with the same period a year ago. Non-vinyl business gross margin is projected to increase on a year-over-year basis; however, the challenging economic conditions confronting the Vinyl Business, are expected to result in a lower total Company gross margin compared with the fourth quarter of 2006.
Within the Resin and Intermediates segment, we anticipate that chlor-alkali margins will remain relatively strong and that earnings will increase moderately compared with fourth-quarter 2006 levels.

Results of Operations
Summary of Consolidated Results:
The following table sets forth key financial information from our statements of income for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Sales	$664.8	$666.2	$2,011.4	$2,027.2

Operating income (loss)	(23.6)	36.4	15.3	168.0

Premium on early extinguishment of long-term debt	(7.5)	—	(12.8)	(1.2)
Interest expense	(11.9)	(16.2)	(43.2)	(49.6)
Interest income	1.6	1.1	3.4	2.4

Income (loss) before income taxes and discontinued operations	$(43.2)	$21.1	$(41.8)	$116.7
Income tax benefit (expense)	45.5	(1.5)	46.1	(5.6)

Income before discontinued operations	2.3	19.6	4.3	111.1
Loss from discontinued operations, net of income taxes	—	—	—	(2.1)

Net income	$2.3	$19.6	$4.3	$109.0

Basic and diluted earnings:
Before discontinued operations	$0.02	$0.21	$0.05	$1.20
Discontinued operations	—	—	—	(0.02)

Basic and diluted earnings per share	$0.02	$0.21	$0.05	$1.18

See the following discussion for an explanation of the results for the periods shown above.
Income (loss) before Income Taxes and Discontinued Operations
Income (loss) before income taxes and discontinued operations for the third quarter of 2007 decreased by $64.3 million, from the third quarter of 2006, and for the first nine months of 2007 by $158.5 million, from the first nine months of 2006.

The following table sets forth the components of the variance for the three and nine months ended September 30, 2007 as compared to the same periods in the prior year:

			Variances – Favorable (Unfavorable)
			Periods ended
			September 30, 2007 and 2006
(In millions)			Three Months			Nine Months
Operating segment performance
Vinyl Business			$(3.1)			$(11.2)
International Color and Engineered Materials			1.5			3.7
Distribution			1.0			0.8
All Other			6.9			9.6

			6.3			2.9
Resin and Intermediates			(16.7)			(65.7)

Change in operating segment income			(10.4)			(62.8)

Employee separation and plant phaseout			(1.8)			(2.8)
Write-down of certain assets of equity affiliates	(a	)	(1.6)			(1.6)
Impairment of intangibles and other investments	(b	)	(2.4)			(2.3)
Impairment of OxyVinyls investment			—	(c	)	(15.9)
Future environmental remediation costs at inactive and formerly owned sites	(d	)	(24.1)	(d	)	(30.1)
Reimbursement of environmental costs related Calvert City facility	(e	)	(15.6)	(e	)	(15.6)
Benefit of insurance and legal settlements	(f	)	(9.2)	(f	)	(24.0)
All other and eliminations			5.1			2.4

Total Corporate and eliminations			(49.6)			(89.9)

Change in operating income			(60.0)			(152.7)

Premium on early extinguishment of debt	(g	)	(7.5)	(g	)	(11.6)
Interest expense, net	(h	)	4.8	(h	)	7.4
Other expense			(1.6)			(1.6)

Change in income (loss) from continuing operations before income taxes			$(64.3)			$(158.5)

(a)	Our share of an asset write-down was recorded in the third quarter of 2007 against the carrying value of certain inventory, accounts receivable and intangible assets at our equity affiliate in Colombia.

(b)	An impairment of the carrying value of certain patents and technology agreements and investments of $2.5 million was recorded during the third quarter of 2007.

(c)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be other than a temporary decline.

(d)	In the third quarter of 2007 our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s rulings on several motions in the case of Westlake Vinyls, Inc v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case.

(e)	In the third quarter 2007, we accrued $15.6 million to reimburse Goodrich Corporation for remediation costs paid on its behalf and certain legal costs related to the Calvert City facility.

(f)	The benefit of insurance, legal settlements and adjustments to related reserves was a charge of $2.4 million for the nine-month period ended September 30, 2007 as compared to a net benefit of $21.6 million during the same period of 2006.

(g)	We repurchased all of our 10.625% senior notes through early extinguishment, repurchasing $15.0 million, $100.0 million and $141.4 million in the second quarter of 2006, second quarter of 2007 and third quarter of 2007, respectively, at a premium of $1.2 million, $5.3 million and $7.5 million, respectively.

(h)	The early extinguishment of the 10.625% senior notes resulted in lower interest during the three month and nine month periods ended September 30, 2007 as compared to the same periods a year ago. Included in interest expense was unamortized deferred note issuance costs of $0.2 million, $1.2 and $1.6 million during the second quarter of 2006, second quarter of 2007 and third quarter of 2007, respectively.

See the following operating segment discussion for a further explanation of our segments’ operating results for the periods shown in the preceding table.
Sales
Sales decreased $1.4 million in the third quarter 2007 as compared to the same period in 2006. The favorable effect of foreign exchange on 2007 third quarter sales as compared to third quarter 2006 was $12.6 million. For the first nine months of 2007, sales declined $15.8 million or 1% as compared to the same period last year. The nine-month favorable impact of foreign exchange was $35.9 million. The International Color and Engineered Materials segment sales increased $18.6 million or 14% in the third quarter of 2007 over the prior year quarter and $64.8 million or 16% for the first nine-months of 2007 as compared to the same period in 2006. These increases did not offset the decline in Vinyl Business sales, which were adversely impacted by the downturn in demand in the building and construction markets.

	Three Months Ended September 30,
(Dollars in millions)	2007	2006	Change	% Change

Vinyl Business	$214.0	$243.8	$(29.8)	(12)%
International Color and Engineered Materials	152.8	134.2	18.6	14%
PolyOne Distribution	185.8	182.1	3.7	2%
All Other	150.9	152.6	(1.7)	(1)%
Inter-segment eliminations	(38.7)	(46.5)	7.8	17%

Total Sales	$664.8	$666.2	$(1.4)	—%

	Nine Months Ended September 30,
(Dollars in millions)	2007	2006	Change	% Change

Vinyl Business	$652.2	$746.8	$(94.6)	(13)%
International Color and Engineered Materials	458.4	393.6	64.8	16%
PolyOne Distribution	560.3	565.9	(5.6)	(1)%
All Other	462.3	459.9	2.4	1%
Inter-segment eliminations	(121.8)	(139.0)	17.2	12%

Total Sales	$2,011.4	$2,027.2	$(15.8)	(1)%

Selected Operating Costs
Cost of Sales – These costs include raw materials, plant conversion, distribution and environmental remediation charges.
These costs as a percentage of sales were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30,		September 30,
	2007	2006	2007	2006

Cost of sales	$623.0	$594.1	$1,780.8	$1,765.9
As a percentage of sales	93.7%	89.2%	88.5%	87.1%
These costs increased in the third quarter and first nine months of 2007 compared to similar periods in 2006 as a result of higher raw material costs not yet fully offset by price increases largely associated with the Vinyl Business and as a result of environmental remediation costs at inactive or formerly owned sites. The third quarter 2007 includes $45.6 million of environmental remediation costs related to past and future remediation incurred or to be incurred as compared to $5.9 million during the same period in 2006. For the nine months ended September 30, 2007 and 2006, environmental related remediation costs were $47.5 million and $1.8 million, respectively. The increased environmental remediation costs more than offset the declines in cost of sales being realized from the implementation of our specialization strategy.

Selling and Administrative – These costs generally include selling, technology and administrative functions and corporate and general expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006

Selling and administrative	$63.0	$51.5	$189.2	$150.8
As a percentage of sales	9.5%	7.7%	9.4%	7.4%
Selling and administrative costs increased $11.5 million or 22% and $38.4 million or 25% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in the prior year. The benefit of insurance, legal settlements and adjustments to related reserves had a favorable impact in the nine months ended September 30, 2006 of $24.0 million compared to the same period in 2007. The remainder of the change in selling and administrative expense was due mainly to increased investment in commercial resources and capabilities, partially offset by lower employee incentive, pension and post-retirement benefit costs.
Other Components of Income and Expense
Following are discussions of significant components of income and expense that are presented below the line “Operating income (loss)” in the Condensed Consolidated Statements of Income.
Interest expense – The decrease in interest expense of $4.3 million and $6.4 million for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was due primarily to the repurchase of $241.4 million of our 10.625% senior notes, partially offset by higher write-offs of unamortized deferred note issuance costs.
Premium on early extinguishment of long-term debt – Cash expense from the repurchase of $241.4 million of 10.625% senior notes in 2007 was $12.8 million. Cash expense from the repurchase of $15.0 million of 10.625% senior notes in 2006 was $1.2 million.
Other expense, net – The following table lists the major items included in other expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Currency exchange loss	$(1.1)	$(0.1)	$(2.5)	$(1.8)
Foreign exchange contracts gain	0.1	0.3	0.6	1.0
Discount on sale of trade receivables	(0.5)	(0.3)	(1.5)	(1.6)
Other loss	(0.3)	(0.1)	(1.1)	(0.5)

Other expense, net	$(1.8)	$(0.2)	$(4.5)	$(2.9)

Income taxes – A deferred tax asset valuation allowance was recorded in 2003 in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the uncertainty regarding the full realization of our deferred income taxes. In 2005 and 2006, a portion of the valuation allowance was reversed, reducing income tax expense in those periods. In the fourth quarter of 2006, we determined that it was more likely than not that the remaining deferred tax asset would be realized and the remaining valuation allowance was reversed and reduced income tax expense in that period. As a result, income taxes in the third quarter of 2007 and first nine months of 2007 were recorded without regard to any domestic deferred tax valuation allowance. Excluding a $31.5 million tax benefit resulting from the reversal of deferred tax liabilities recognized upon the sale of our 24% interest in OxyVinyls, the third quarter of 2007 tax benefit of $14.0 million reflects an effective tax rate of 32.4% and the tax benefit of $14.6 million in the first nine months of 2007 reflects an effective tax rate of 34.9%. The difference between the effective rate and the statutory rate was primarily due to the impact of foreign source income and domestic losses.

The tax expense of $1.5 million in the third quarter of 2006 and $5.6 million in the first nine months of 2006 was net of the reversal of a portion of the valuation allowance. The income tax expense in such periods represents federal alternative minimum taxes, state and local taxes and foreign taxes.
Loss from discontinued operations, net of income taxes – The first quarter 2006 loss included a pre-tax charge of $2.3 million to adjust the net assets of the Engineered Films business that was sold in February 2006 to the net sales proceeds received and to recognize costs that we were not allowed to recognize until the Engineered Films business was sold due to the contingent nature of the costs, as required by U.S. generally accepted accounting principles.
Segment Information:
For more information about our operating segments, see Note N to the Condensed Consolidated Financial Statements.
Vinyl Business
Sales were down 12% in the third quarter of 2007 as compared to third quarter 2006, primarily due to the slowdown in the residential building and construction market, which affected demand for vinyl windows, pipe and fittings products, PVC flooring and appliances. For the first nine months of 2007, sales were down 13% compared to the same period in 2006, due primarily to the same factors affecting third quarter 2007 demand, as discussed above.
International Color and Engineered Materials
Total sales increased by $18.6 million or 14% in the third quarter of 2007 compared to the same period in 2006, driven by 15% year-over-year sales growth in our Asian Color and Additives business, strong sales growth in Europe and favorable foreign exchange rates. The impact of higher foreign exchange rates on sales was $11.8 million. Demand for our Asian engineered material products sold in the electrical / electronics market was adversely affected by a short-term inventory correction within the marketplace that is not expected to continue into the near term.
For the first nine months of 2007, sales were $458.4 million, a $64.8 million or 16% increase compared to the same period in 2006. Foreign exchange rates impacted sales favorably by 9%. Adjusted for the impact of foreign exchange, sales growth was driven by double-digit growth in our Asian Color business and solid revenue gains across the rest of the International product platforms.
PolyOne Distribution
Sales in the third quarter of 2007 were 2% higher compared to the same quarter in 2006 driven by a 3% increase in average selling prices to cover higher raw material costs. Third quarter 2007 volumes were 1% lower than the same quarter in 2006, driven by slower demand in the building and construction and appliance markets. Moderating a portion of the impact of a slower general economic environment was the favorable impact from our investment in selling and commercial resources that have allowed us to close new business at a faster pace.
For the first nine months of 2007, sales were 1% lower than for the same period in 2006. In the first nine months of 2006, the impact of the downturn in housing and construction was just beginning to be experienced. In addition, the first nine months of 2006 included the favorable impact on demand as a result of the rebuilding and construction following the storms that paralyzed the U.S. Gulf Coast in the third quarter of 2005.
All Other
The All Other category includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments.
Aggregate third quarter 2007 sales reached $150.9 million, down 1% from the same period a year ago. The decline was attributable to North American Color and Additives, where sales declined 16% compared to third quarter 2006 primarily due to the pruning of unprofitable business and withdrawing from general purpose oriented applications. North American Engineered Materials sales grew 3% due to continued progress capturing specialized applications and solid demand in the wire and cable market. Producer Services sales were up 8%, reflecting the acquisition of the remaining 50% interest in DH Compounding in the fourth quarter 2006. Polymer Coating Systems sales growth of 3% was underpinned by 12% sales growth in our ink-based product lines in the United States and Europe.
For the first nine months of 2007, aggregate sales were $462.3 million, up 1% compared to the first nine months of 2006. The decline in sales in North American Color and Additives was offset by higher sales in Producer Services, primarily driven by the impact of the acquisition of DH Compounding, and by 5% year-over-year growth in Polymer Coating Systems attributable to 10% growth in inks and 15% growth in urethanes.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Vinyl Business	$10.2	$13.3	$(3.1)	$44.5	$55.7	$(11.2)
International Color and Engineered Materials	6.8	5.3	1.5	21.7	18.0	3.7
PolyOne Distribution	5.3	4.3	1.0	16.4	15.6	0.8
All Other	5.4	(1.5)	6.9	11.8	2.2	9.6

	27.7	21.4	6.3	94.4	91.5	2.9
Resin and Intermediates	11.2	27.9	(16.7)	27.5	93.2	(65.7)

Segment Operating income	38.9	49.3	(10.4)	121.9	184.7	(62.8)
Corporate and eliminations	(62.5)	(12.9)	(49.6)	(106.6)	(16.7)	(89.9)

Total Operating income (loss)	$(23.6)	$36.4	$(60.0)	$15.3	$168.0	$(152.7)

Vinyl Business
Operating income was $10.2 million in the third quarter of 2007, a 23% decrease compared to the same quarter in 2006. This decline was due to lower sales as a result of weak residential construction demand and to margin compression due to the combination of downward pricing pressure in residential building and construction end markets and higher raw material and energy costs.
Comparing the first nine months of 2007 to the same period in 2006, operating income decreased by 20% due primarily to the 13% decline in sales revenue and the market dynamics discussed above.
International Color and Engineered Materials
Operating income in the third quarter of 2007 was $6.8 million, a 28% improvement compared to the same quarter in 2006. Favorable foreign exchange rates accounted for $0.6 million of the increase. Improving product mix driven by strong growth in the sale of colorants and additives into specialty applications combined with value pricing initiatives offset higher investment in sales and technical resources and startup costs at our Polish manufacturing plant.
Compared to the first nine months of 2006, operating income increased $3.7 million, or 21%. Foreign exchange rates in the first nine months of 2007 had a favorable impact of $1.6 million. Margin improvement in our colorants and additives businesses in Asia and Europe was driven by a richer mix of sales into specialty packaging applications, higher color additives sales and volume growth. In addition, the Engineered Materials portion of International Color and Engineered Materials captured a higher value mix of business as a result of improving penetration in specialty applications related to the electrical / electronics and TPE (thermoplastic elastomer) applications, and solid sales growth in non-wire and cable applications for our LSFOH (low-smoke, halogen-free) product lines.

PolyOne Distribution
Operating income in the third quarter of 2007 was $5.3 million, 23% higher than the same period a year ago. The $1.0 million improvement was driven by higher product spreads and lower operating costs. Comparing the first nine months of 2007 to the same period in 2006, operating income improved $0.8 million as the impact of lower volumes were mostly offset by lower operating costs and margin improvements driven by higher spreads between product pricing and cost of supply.
All Other
The All Other category includes the North American Color and Additives, North American Engineered Materials, Producer Services and Polymer Coating Systems operating segments.
For the third quarter of 2007, operating income was $5.4 million, compared to a loss of $1.5 million during the same period a year ago. This result was driven by the North American Color and Additives business, which was profitable in the third quarter, and which effectively executed value-based initiatives that enhanced product mix as well as lowered operating costs. Producer Services and Polymer Coating Systems operating income also improved in the third quarter of 2007 compared to the same period in 2006.
For the first nine months of 2007, operating income was $11.8 million or an increase of $9.6 million with the North American Color and Additives, Producer Services and Polymer Coating Systems operating segments all contributing to the year-over-year improvement. The North American Engineered Materials operating segment experienced lower construction and automotive demand as well as related margin pressure resulting in lower operating income compared to the first nine months of 2006.
Resin and Intermediates
Operating income in the third quarter of 2007 was $11.2 million, a 60% decline compared to the same quarter in 2006. In July of 2007, we divested our 24% interest in OxyVinyls, which in the third quarter of 2006 contributed $15.8 million to segment earnings. Sunbelt earnings were lower in the third quarter of 2007 by $0.6 million. For the nine months ended September 30, 2007, Resin and Intermediates operating income declined $65.7 million, or 70%. Lower OxyVinyls earnings in the first six months of 2007 combined with no earnings recorded in the third quarter of 2007, as a result of the divestment of our equity interest in OxyVinyls, accounted for $56.0 million of the year-over-year decline in segment earnings. SunBelt earnings for the first nine months of 2007 were $30.6 million as compared to $39.1 million for the same period a year ago.
Corporate and Eliminations
A summary of Corporate and eliminations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Employee separation and plant phaseout	$(1.5)	$0.3	$(2.2)	$0.6
Settlement of legal issues and related reserves (a)	(2.4)	6.8	(2.4)	21.6
Future environmental remediation costs at inactive and formerly owned sites (b)	(30.0)	(5.9)	(31.9)	(1.8)
Reimbursement to Goodrich Corporation of environmental costs related to Calvert City (c)	(15.6)	—	(15.6)	—
All other and eliminations (d)	(8.9)	(14.0)	(34.5)	(36.9)
Impairment of OxyVinyls equity investment (e)	—	—	(15.9)	—
Write-down of certain assets of equity affiliate (f)	(1.6)	—	(1.6)	—
Impairment of intangibles and other investments (g)	(2.5)	(0.1)	(2.5)	(0.2)

Total Corporate and eliminations	$(62.5)	$(12.9)	$(106.6)	$(16.7)

(a)	The benefit of insurance, legal settlements and adjustments to related reserves was a charge of $2.4 million for the nine-month period ended September 30, 2007 as compared to a net benefit of $21.6 million during the same period of 2006.

(b)	In the third quarter of 2007, our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s rulings on several motions in the case of Westlake Vinyls, Inc v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which requires us to pay remediation costs at the Calvert City facility.

(c)	In the third quarter of 2007, we accrued $15.6 million to reimburse Goodrich Corporation for remediation costs paid on its behalf and certain legal costs related to the Calvert City facility.

(d)	The decrease in all other and eliminations costs is mainly attributable to lower pension and post-retirement benefit expense and lower general spending, offset by increased investment in commercial resources and capabilities.

(e)	Our 24% equity investment in OxyVinyls was impaired at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be other than a temporary decline.

(f)	Our share of an asset write-down was recorded in the third quarter of 2007 against the carrying value of certain inventory, accounts receivable and intangible assets at our equity affiliate in Colombia.

(g)	An impairment of the carrying value of certain patents and technology agreements and investments of $2.5 million was recorded during the third quarter of 2007.
Liquidity and Capital Resources
The following discussion focuses on material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2006) to the date of the most recent interim balance sheet (September 30, 2007).

	Nine Months Ended September 30,		Net Cash (Used)
(In millions)	2007	2006	Provided
Cash flow summary
Cash provided by operating activities	$44.6	$94.9	$(50.3)
Cash provided by (used) investing activities	216.8	(2.0)	218.8
Cash used in financing activities	(275.5)	(17.1)	(258.4)

	(14.1)	75.8	(89.9)
Effect of exchange rates on cash	4.1	0.7	3.4

Increase (decrease) in cash and equivalents	$(10.0)	$76.5	$(86.5)

The $10 million decrease in cash and equivalents in the first nine months of 2007 compared to the $76.5 million increase in cash and equivalents during the first nine months of 2006 was due primarily to the following: $50.0 million of lower dividends and cash distributions received from our equity affiliates; higher capital spending of $10.4 million to fund strategic investments in Poland and Asia; funding for the qualified defined benefit pension plans of $14.9 million; the acquisition of minority interest in a consolidated subsidiary for $11.0 million; and lower net proceeds from sale of assets of $3.2 million. Net cash from financing activities was primarily used to repurchase long-term debt and pay related premium costs. These debt repurchases were made with the $260.5 million of net proceeds received for the sale of our 24% interest in OxyVinyls.

	Nine Months Ended September 30,		Net Cash (Used)
(In millions)	2007	2006	Provided
Cash Flows from Operating Activities
Net income	$4.3	$109.0	$(104.7)
Depreciation and amortization	42.7	42.8	(0.1)
Loss on disposition of discontinued businesses and related plant phaseout charge	—	2.3	(2.3)
Charges for environmental remediation, net of net payments	27.3	4.5	22.8
Provision (benefit) for deferred income taxes	(52.2)	0.5	(52.7)
Premium on early extinguishment of long-term debt	12.8	1.2	11.6
Companies carried at equity and minority interest:
Impairment of investment in equity affiliates	15.9	—	15.9
Income from equity affiliates	(32.5)	(100.3)	67.8
Distributions and distributions received	24.2	74.2	(50.0)
Change in assets and liabilities:
Increase (decrease) from working capital	7.7	(34.5)	42.2
Increase (decrease) in sale of accounts receivable	—	(7.9)	7.9
Accrued expenses and other	(5.6)	3.2	(8.8)
Net cash used by discontinued operations	—	(0.1)	0.1

Net cash provided (used) by operating activities	$44.6	$94.9	$(50.3)

Operating Activities – Our operations provided $44.6 million of cash in the first nine months of 2007, a decrease of $50.3 million from the same period in 2006 due primarily to lower cash dividends and distributions receipts from our equity affiliates. Dividends and distributions from equity affiliates declined $50.0 million from $74.2 million to $24.2 million for the first nine months of 2006 compared to 2007. Lower distributions from OxyVinyls, due to the combination of lower operating earnings during the first six months of 2007 and our divestment of our equity interest in OxyVinyls during the third quarter of 2007, accounted for $34.2 million, or 68%, of the decline. Working capital used $42.2 million less cash as the improvement in accounts payable more than offset the increase in accounts receivable, as illustrated below.

	Nine Months Ended September 30,		Net Cash (Used)
(In millions)	2007	2006	Provided
Cash Flows from working capital
Accounts receivable	$(52.0)	$(28.7)	$(23.3)
Inventories	(9.0)	(36.4)	27.4
Accounts payable	68.7	30.6	38.1

Net cash provided (used) by working capital	$7.7	$(34.5)	$42.2

Net cash provided by working capital for the first nine months of 2007 was $7.7 million, a $42.2 million improvement from the same period last year. The decrease in working capital is due to the increase in accounts payable, which reflects a higher current payable associated with September 30, 2007 ending inventory and a payable for environmental remediation costs to be made in the fourth quarter of 2007, being partially offset by the increase in accounts receivable largely resulting from higher days sales outstanding.

	Nine Months Ended September 30,		Net Cash (Used)
(In millions)	2007	2006	Provided
Cash Flows from Investing Activities
Capital expenditures	$(36.7)	$(26.3)	$(10.4)
Acquisition of minority interest in consolidated subsidiary	(11.0)	—	(11.0)
Proceeds from sale of assets	4.0	7.2	(3.2)
Proceeds from sale of investment in equity affiliate	260.5	—	260.5
Proceeds from sale of discontinued business, net	—	17.3	(17.3)
Net cash used by discontinued operations	—	(0.2)	0.2

Net cash provided (used) by investing activities	$216.8	$(2.0)	$218.8

Investing activities – Cash provided by investing activities in the first nine months of 2007 was $216.8 million, mainly reflecting proceeds from the sale of our 24% interest in OxyVinyls. Investing activities in 2006 included $17.3 million received from the sale of the Engineered Films business. The increase in capital spending in 2007 as compared to 2006 was largely for the construction of a manufacturing facility in Poland that became operational in the third quarter of 2007.

	Nine Months Ended September 30,		Net Cash (Used)
(In millions)	2007	2006	Provided
Cash Flows from Financing Activities
Change in short-term debt	$(0.2)	$(3.0)	$2.8
Repayment of long-term debt	(263.4)	(15.7)	(247.7)
Premium paid for early extinguishment of long-term debt	(12.8)	(1.2)	(11.6)
Proceeds from exercise of stock options	0.9	2.8	(1.9)

Net cash used by financing activities	$(275.5)	$(17.1)	$(258.4)

Financing activities – Cash used by financing activities in the first nine months of 2007 totaled $275.5 million, mainly the result of a $20 million scheduled repayment of medium-term notes and the early extinguishment of $241.4 million of our 10.625% senior notes and the associated $12.8 million premium paid.
As of September 30, 2007, we had $56.2 million in cash and cash equivalents along with existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $490.9 million. As of September 30, 2007, we had used $335.5 million of these facilities, and $155.4 million was available to be drawn.
In addition, at September 30, 2007, we could incur additional secured debt in an amount up to $36.0 million while remaining in compliance with the debt coverage limit contained in the Guarantee and Agreement, discussed below.
The following table summarizes our outstanding and available facilities at September 30, 2007:

(In millions)	Outstanding	Available
Long-term debt	$329.7	$—
Receivables sale facility	—	155.4
Short-term bank debt	5.8	—

	$335.5	$155.4

Long-term Debt – At September 30, 2007, we had long-term debt of $329.7 million with maturities through 2015. Current maturities of long-term debt at September 30, 2007 and December 31, 2006 were $22.2 million and $22.5 million, respectively. In June 2007, we repurchased $100.0 million of our 10.625 % senior notes and we repurchased the remaining $141.4 million of such senior notes in August 2007. We had previously repurchased $15.0 million of such senior notes in June 2006. All of these repurchases were at a premium. For the first nine months of 2007 and 2006 the premiums paid were $12.8 million and $1.2 million, respectively, and are shown as a separate line item in the Condensed Consolidated Statements of Income. In addition, for the first nine months of 2007 and 2006, unamortized deferred note issuance costs of $2.8 million and $0.2 million, respectively, were expensed due to this debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Income.
Receivables Sale Facility – The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the receivable sale facility was amended to include up to $25.0 million of Canadian receivables which increased the facility size to $200.0 million. The maximum proceeds that we may receive are limited to 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $10.9 million was used at September 30, 2007. The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40.0 million or less. As of September 30, 2007, the fixed charge coverage ratio was 1.4 to 1 and we had not sold any accounts receivable, resulting in availability under the facility of $155.4 million.
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
Of the capital resource facilities available to us as of September 30, 2007, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of September 30, 2007, we had not sold any accounts receivable and had guaranteed $67.0 million of SunBelt’s debt.
We expect profitable operations in 2007 which will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2007 include net income, ongoing working capital efficiency improvements, cash distributions from our equity affiliates, borrowings under existing loan agreements and proceeds from the sale of previously closed facilities, redundant assets or business investments. Expected uses of cash in 2007 include interest expense and discounts on the sale of accounts receivable, cash taxes and capital expenditures. Capital expenditures are currently estimated between $40 million and $50 million and are primarily to support strategic growth initiatives and manufacturing operations.
In the third quarter of 2007, we received net cash proceeds of $260.5 million from the sale of our 24% interest in OxyVinyls and, in a related transaction, purchased the 10% minority interest in Powder Blends, LP, for $11 million. The net proceeds of approximately $250 million from these transactions were used for the redemption of the entire outstanding balance of $141.4 million of our 10.625% senior notes and the repayment of drawings on short-term facilities.
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
We have recorded a $6.4 million liability for uncertain tax positions. This amount relates to items under examination by foreign tax authorities related to the valuation of assets. We do not agree with the proposed adjustment and have appealed the assessments. We do not anticipate that the disputes will be resolved in the next twelve months. Any final determination could adversely impact our effective tax rate.
Management will continue the accounting policy to classify interest and penalties on uncertain tax positions as income taxes. As of the date of adoption, we have accrued $3.1 million of interest and penalties. We are no longer subject to U.S. income tax examinations for periods preceding 2004. In addition, with limited exceptions, we are no longer subject to foreign, state and local tax examinations for periods preceding 2002.
FASB Staff Position AUG AIR-1 – In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. OxyVinyls adopted FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and used the deferral method of accounting for planned major maintenance for 2007.
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
The adoption of FSP AUG AIR-1 represents a change in accounting principle and, under the guidance of this principle, must be applied retrospectively. Under these retrospective provisions, we have restated our historical financial statements to reflect the change in accounting for planned major maintenance activities of our former equity affiliate, OxyVinyls. For further discussion and illustration of the changes made to our financial statements, refer to Note C of the Condensed Consolidated Financial Statements.
Goodwill – As of September 30, 2007, we had $287.0 million of goodwill that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date. We determined that goodwill was not impaired when we performed our last annual assessment as of July 1, 2007. As of September 30, 2007, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Please refer to Note D of the Condensed Consolidated Financial Statements for further discussion. Based upon this, we concluded that an interim assessment as of September 30, 2007 was not required. We will perform our 2008 annual assessment during the third quarter of 2008.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2006. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on five of its fixed-rate obligations in the aggregate amount of $80.0 million at September 30, 2007. These exchange agreements are “perfectly effective” as defined by SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” At September 30, 2007, these agreements had a net fair value obligation of $3.0 million. The weighted-average interest rate for these five agreements was 9.0%. There have been no material changes in the market risk faced by PolyOne from December 31, 2006 to September 30, 2007.
Item 4. Controls and Procedures
Disclosure controls and procedures
PolyOne’s management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, PolyOne’s disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
During the third quarter of 2007, the Company was a third-party defendant in a proceeding, Westlake Vinyls, Inc. v. Goodrich Corporation, et al., in the United States District Court for the Western District of Kentucky. The lawsuit was originally filed by Westlake Vinyls, Inc. on October 16, 2003. The case involved the allocation of costs among Goodrich Corporation, Westlake Vinyls, Inc. and the Company for environmental remediation of a manufacturing site located in Calvert City, Kentucky. The Company’s environmental obligation at the site arose as a result of an agreement by the Company’s predecessor, The Geon Company, at the time of its spin-off from Goodrich in 1993, to indemnify Goodrich for environmental costs at the site. Neither PolyOne nor Geon ever owned or operated the facility.
On September 27, 2007, the Court ruled on several pending summary judgment motions in the case. The Court held that the Company must pay the remediation costs at the former Goodrich (now Westlake Vinyls) Calvert City facility, together with certain defense costs of Goodrich. The rulings also provided that the Company can seek indemnification for contamination attributable to Westlake Vinyls and can pursue any applicable insurance proceeds. The trial regarding the allocation among the parties of responsibility for past remediation costs at the site was scheduled for late October 2007. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site.
As a result of the Court rulings and settlement agreement, the Company has adjusted its environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in a charge in the third quarter of 2007 of $28.8 million. The confidential settlement agreement provides for a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. and PolyOne will adjust its environmental reserve in the future, consistent with any such future allocation of costs.
Item 1A. Risk Factors
PolyOne’s sale of its 24% interest in OxyVinyls in July 2007, as reported in PolyOne’s Current Report on Form 8-K filed on July 12, 2007 materially changed the Company’s risk factors by eliminating those previously associated with the OxyVinyls investment, as described under Item 1A of our Annual Report of Form 10-K for the year ended December 31, 2006. Other than that change, there have been no material changes to the Company’s risk factors.
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

October 29, 2007	POLYONE CORPORATION
/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)