Form 10-K
period 2007-12-31
POLYONE CORP
filed 2008-02-29
CIK 1122976

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 29, 2007, determined using a per share closing price on that date of $7.19, as quoted on the New York Stock Exchange, was $623,115,000.

The number of shares of common stock outstanding as of February 27, 2008 was 93,157,719.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2008 Annual Meeting of Shareholders.

POLYONE CORPORATION

PART I

ITEM 1. BUSINESS

Business Overview

PolyOne Corporation is a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty polyvinyl chloride (PVC) vinyl resins, with equity investments in manufacturers of caustic soda and chlorine, and PVC compound products and in a formulator of polyurethane compounds. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.

We are incorporated in Ohio and our headquarters are in Avon Lake, Ohio. We employ approximately 4,800 people and have 56 manufacturing sites and 13 distribution facilities in North America, Europe, Asia and Australia, and joint ventures in North America and South America. We sell more than 35,000 different specialty and general purpose products to over 11,000 customers on 6 continents. In 2007, we had sales of $2.6 billion, 37% of which were to customers outside the United States.

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

Recent Developments

Sale of businesses and discontinued operations

In July 2007, we sold our 24% interest in Oxy Vinyls LP (OxyVinyls) for $261 million in cash. During the second quarter of 2007 an impairment of $14.8 million was recorded on our investment in OxyVinyls due to an other than temporary decline in value. This sale resulted in the reversal of an associated deferred tax liability, which reduced tax expense by $31.5 million for the year ended December 31, 2007. Proceeds from the sale were used for the redemption of the balance of our 10.625% senior notes as well as for the reduction of borrowings under short-term facilities. The redemption of the senior notes resulted in debt redemption premium costs and the write-off of unamortized debt issuance fees for 2007 of $15.6 million ($10.1 million after tax).

Purchase of businesses

In January 2008, we acquired 100% of the outstanding capital stock of GLS Corporation (GLS), a global provider of specialty thermoplastic elastomer compounds for consumer, packaging and medical applications.

In December 2007, we acquired the vinyl compounding business and assets of Ngai Hing PlastChem Company Ltd. (NHPC), a subsidiary of Ngai Hing Hong Company Limited, a publicly-held company listed on the Hong Kong Stock Exchange for $3.3 million, net of cash received.

In July 2007, in a transaction related to the sale of our interest in OxyVinyls, we purchased the remaining 10% minority interest in Powder Blends, LP, for $11 million in cash.

Polymer Industry Overview

Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, in its most basic form. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand balances. Through our equity interest in SunBelt Chlor-Alkali Partnership (SunBelt), we realize a portion of the economic benefits of a base resin producer for PVC resin, one of our major raw materials.

Thermoplastic polymers make up a substantial majority of the resin market and are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure are applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polyvinyl chloride, polypropylene, polystyrene, polyester and a range of

2   POLYONE CORPORATION

specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular product.

Thermoplastic resins are found in a number of end-use products and in a variety of markets, including packaging, building and construction, wire and cable, automotive, medical, furniture and furnishings, durable goods, institutional products, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry, the largest consumer of plastics, requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the automotive industry, plastic has proved to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance. In the medical industry, plastics help save lives by safely providing a range of transparent and opaque thermoplastics that are used for a vast array of devices including blood and intravenous bags, medical tubing, masks, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, and electronic enclosures. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.

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

PolyOne Segments

We operate within four reportable segments: Vinyl Business; International Color and Engineered Materials; PolyOne Distribution; and Resin and Intermediates. All Other is comprised of the remaining operating segments and includes North American Color and Additives, North American Engineered Materials, Producer Services and Specialty Inks and Polymer Systems operating segments. For more information about our segments, see Note R to the Consolidated Financial Statements, which is incorporated by reference into this Item 1.

Vinyl Business:

Our Vinyl Business operating segment is a global leader offering an array of products and services for vinyl coating, molding and extrusion processors. Our product offerings include: rigid, flexible and dry blend vinyl compounds; industry-leading dispersion, blending and specialty suspension grade vinyl resins; and specialty coating materials based largely on vinyl. These products are sold to a wide variety of manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services to the customer base utilizing these products to meet the ever changing needs of our multi-market customer base. These services include materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations and extruder screw design.

Much of the revenue and income for the Vinyl Business is generated in North America. However, production and sales in Asia and Europe constitute a minor but growing portion of this segment. In addition, PolyOne owns 50% of a joint venture producing and marketing vinyl compounds in Latin America.

Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, automotive, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. We believe we are well-positioned to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.

Our Vinyl Business segment had total sales of $933.0 million, of which sales to external customers were $833.0 million, with operating income of $50.8 million in 2007 and total assets of $467.3 million as of December 31, 2007.

International Color and Engineered Materials:

Our International Color and Engineered Materials operating segment combines the strong regional heritage of our color and additive masterbatches and engineered materials operations to create global capabilities with plants, sales and service facilities located throughout Europe and Asia.

We operate 13 facilities in Europe (Belgium, Denmark, France, Germany, Hungary, Poland, Spain, Sweden and Turkey) and 5 facilities in Asia (China, Singapore and Thailand).

Working in conjunction with our North American Color and Additives and North American Engineered Materials operating segments, we provide solutions that meet our international customers’ demands for both global and local manufacturing, service and technical support.

Our International Color and Engineered Materials segment had sales to external customers of $610.9 million, with operating

POLYONE CORPORATION   3

income of $26.6 million in 2007 and total assets of $424.4 million as of December 31, 2007.

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

Our PolyOne Distribution segment had total sales of $744.3 million, of which sales to external customers were $739.6 million, with operating income of $22.1 million in 2007 and total assets of $175.2 million as of December 31, 2007.

Resin and Intermediates:

We report the results of our Resin and Intermediates operating segment on the equity method. This segment consists almost entirely of our 50% equity interest in SunBelt and our former 24% equity interest in OxyVinyls, through its disposition date of July 6, 2007. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls, a producer of PVC resins, vinyl chloride monomer (VCM), and chlorine and caustic soda, was a partnership with Occidental Chemical Corporation. In 2007, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.

Our Resin and Intermediates segment had operating income of $34.8 million in 2007, not including a $14.8 million impairment charge related to the disposition of our 24% interest in OxyVinyls, and had total assets of $15.6 million as of December 31, 2007. We also received $35.0 million of cash from dividends and distributions from our Resin and Intermediates segment equity affiliates in 2007, in addition to net proceeds of $261 million from the sale of our interest in OxyVinyls.

All Other:

All Other includes our North American Color and Additives, North American Engineered Materials, Producer Services and Specialty Inks and Polymer Systems operating segments.

Our North American Color and Additives operating segment is a leading provider of specialized colorants and additive concentrates that offers an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. Our color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, our colorants help our customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement.

Our colorant and additives masterbatches are used in most plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in the packaging, automotive, consumer, outdoor decking, pipe and wire and cable markets. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.

Our North American Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications including applications currently employing traditional materials such as metal. Our product portfolio, one of the broadest in our industry, includes standard and custom formulated high-performance polymer compounds that we manufacture using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and biomaterial technologies.

Our depth of compounding expertise helps us expand the performance range and structural properties of traditional engineering-grade thermoplastic resins that meet our customers’ unique performance requirements. Our product development and application reach is further enhanced by the capabilities of our North American Engineered Materials Solutions Center, which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities, which include a facility located in Avon Lake, Ohio, are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

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

Our Specialty Inks and Polymer Systems operating segment provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Our products and services are designed to meet the specific requirements of our customers’ applications by providing unique solutions to their market needs. Products also include proprietary fabric screen-printing inks,

4   POLYONE CORPORATION

latexes, specialty additives and colorants. Specialty Inks and Polymer Systems serves diversified markets that include recreational and athletic apparel, construction, filtration, outdoor furniture and healthcare. We also have a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells polyurethane systems into many of the same markets.

All Other had total sales of $487.8 million, of which sales to external customers were $459.2 million, with operating income of $10.0 million in 2007 and total assets of $296.5 million as of December 31, 2007.

Competition

The production of compounded plastics and the manufacture of custom and proprietary formulated color and additives systems for the plastics industry are highly competitive. Competition is based on speed, delivery, service, performance, product innovation, product recognition, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent compounder of plastics and producer of custom and proprietary formulated color and additive masterbatch systems in the United States and Europe, with a growing presence in Asia. Our competitors range from large international companies with broad product offerings to local independent custom compounders whose focus is a specific market niche or product offering.

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

Patents and Trademarks

We own and maintain a large number of U.S. and foreign patents and trademarks that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents vary in duration up to 13 years, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks.

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

Significant Customers

No customer accounts for more than 3% of our consolidated revenues, and neither we nor any of our operating segments would suffer a material adverse effect if we were to lose any single customer.

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

POLYONE CORPORATION   5

polymer characterization and testing equipment, along with pilot plants and polymer compounding operations that simulate specific production processes that allow us to rapidly translate new technologies into new products.

Our investment in product research and development was $21.6 million in 2007, $20.3 million in 2006 and $19.5 million in 2005. In 2008, we expect our investment in research and development to increase as we deploy greater resources to increase and accelerate material and service innovations.

Methods of Distribution

We sell products primarily through direct sales personnel, distributors, including our PolyOne Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our operating facilities or warehouses. We also ship some of our manufactured products to customers by railroad cars.

Employees

As of February 27, 2008, we employed approximately 4,800 people. Approximately 90 employees were represented by labor unions under collective bargaining agreements that expire on May 31, 2008 (4 employees), July 31, 2010 (15 employees), October 31, 2010 (26 employees), November 30, 2010 (16 employees) and January 31, 2011 (29 employees) and approximately another 103 employees are currently in negotiations to enter into a collective bargaining agreement. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations or when we renegotiate collective bargaining agreements as they expire.

Environmental, Health and Safety

We are subject to various environmental laws and regulations that apply to the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment and the generation, handling, storage, transportation, treatment and disposal of waste material. We endeavor to ensure the safe and lawful operation of our facilities in the manufacture and distribution of products, and we believe we are in material compliance with all applicable laws and regulations.

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

Based on September 2007 court rulings (see Note N to the Consolidated Financial Statements) in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al. and a settlement agreement related to the former Goodrich Corporation (now Westlake Vinyls, Inc.) Calvert City facility, we recorded a charge during 2007 of $15.6 million for past remediation costs payable to Goodrich Corporation. We also adjusted our environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in an additional charge of $28.8 million in 2007.

We incurred total environmental expense of $48.8 million in 2007, $2.5 million in 2006 and $0.2 million in 2005. Our environmental expenses in 2007 were largely driven by the charges stemming from the aforementioned Calvert City settlement and subsequent reserve adjustment. Environmental expense is presented net of insurance recoveries of $8.1 million in 2006 and $2.2 million in 2005. There were no insurance recoveries in 2007. The insurance recoveries all relate to inactive or formerly owned sites.

We expect environmental remediation expenditures will be approximately $14 million in 2008 and $6 million to $8 million per year thereafter.

We are strongly committed to safety as evidenced by the fact that our injury incidence rate was 1.14 per 100 full-time workers per year in 2007, an improvement from 1.33 in 2006. The 2006 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 6.8.

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

The European business community (EU) has adopted REACH, a legislative act to cover Registration, Evaluation, Authorization and Restriction of Chemicals. The goal of this legislation, which became effective in June 2007, is to minimize risk to human health and to the environment. We have a global team of experts to provide our customers with compliance solutions to adapt to these regulations. As these regulations evolve, we will endeavor to remain in compliance with REACH.

6   POLYONE CORPORATION

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

We also conduct investigations and remediation at several of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites formerly owned or operated by us or our predecessors. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves on our December 31, 2007 Consolidated Balance Sheet totaling $83.8 million to cover probable future environmental expenditures related to previously contaminated sites. This figure represents management’s best estimate of costs for probable remediation, based upon the information and technology currently available and management’s view of the most likely remedy.

Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2007. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed or additional information is obtained.

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

In 2006, we developed an enterprise risk management process to manage risks we face in a holistic and integrated approach. The purpose of this process is to manage risks that can prevent us from achieving our strategic, operational and financial goals. It is important to understand that this process is designed to manage risks and not to eliminate risks. This risk management process is a component of our strategic planning process and as such, is reviewed at regular intervals with our Board of Directors and Audit Committee.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our results of operations.

Several factors may affect the demand for and supply of our products and services, including:

•	economic downturns in the significant end markets that we serve;

•	product obsolescence, technological changes that unfavorably alter the value / cost proposition of our products and services;

•	competition from existing and unforeseen polymer and non-polymer based products;

•	declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers ability to pay amounts owed to us;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets; and

•	inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.

POLYONE CORPORATION   7

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

Our manufacturing operations are subject to the usual hazards and risks associated with polymer production and the related storage and transportation of raw materials, products and wastes. These hazards and risks include, but are not limited to:

•	explosions, fires, inclement weather and natural disasters;

•	mechanical failure resulting in protracted or short duration unscheduled downtime;

•	regulatory changes that affect or limit the transportation of raw materials;

•	inability to obtain or maintain any required licenses or permits;

•	interruptions and environmental hazards such as chemical spills, discharges or releases of toxic or hazardous substances or gases into the environment or workplace; and

•	storage tank leaks or other issues resulting from remedial activities.

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. We are subject to present and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards that are incident to our business.

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

The European business community has adopted REACH, a legislative act to cover Registration, Evaluation, Authorization and Restriction of Chemicals. The goal of this legislation, which became effective in June 2007, is to minimize risk to human health and to the environment. We have a global team of experts to provide our customers with compliance solutions to adapt to these regulations. As these regulations evolve, we will endeavor to remain in compliance with REACH.

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

As noted above in Item 1. “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe and Asia) was 37% in 2007, 34% in 2006 and 33% in 2005 of our total revenue during these periods. Long-lived assets of our foreign operations represented 34% in 2007, 32% in 2006 and 31% in 2005 of our total long-lived assets.

8   POLYONE CORPORATION

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

Any of these risks could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial condition or results of operations. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations that we may be subject to. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

We engage in acquisitions and joint ventures, and may encounter unexpected difficulties identifying, pricing or integrating those businesses.

Attainment of PolyOne’s strategic plan objectives may require, in part, strategic acquisitions or joint ventures intended to complement or expand the Company’s businesses globally or add product technology that accelerates the Company’s specialization strategy, or both. Success will depend on the Company’s ability to identify, price and complete these transactions or arrangements, and integrate the businesses acquired in these transactions as well as develop satisfactory working arrangements with the Company’s strategic partners in the joint ventures. Unexpected difficulties in completing and integrating acquisitions with the Company’s existing operations, and in managing strategic investments could occur. Furthermore, the Company may not realize the degree, or timing, of benefits initially anticipated which could adversely affect the Company’s business and results of operations.

Our results of operations may be adversely affected by the results of operations of Sunbelt.

SunBelt is our largest equity investment. The earnings of this partnership may be significantly affected by changes in the commodity cycle for hydrocarbon feedstocks and for chlor-alkali products. If the profitability of SunBelt is adversely affected, we may receive less cash distributions from the partnership or we may be required to make cash contributions to the partnership, either of which could adversely affect our financial condition.

Natural gas, electricity, fuel and raw material costs, and other external factors beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause wide fluctuations in our margins.

The cost of our natural gas, electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs, and energy costs, in particular electricity and fuel, represent a component of the costs to manufacture building products. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, we have been unsuccessful in doing so in some circumstances in the past and there can be no reassurance that we can do so in the future.

Additionally, our products used in building and construction markets are impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends and consumer confidence. These factors can lower the demand for and pricing of our building products, which could cause our net sales and net income to decrease.

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

POLYONE CORPORATION   9

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

As of February 27, 2008, we operated facilities in the United States and internationally. Our corporate office is located in Avon Lake, Ohio. We own substantially all of our facilities. During 2007, we made effective use of our productive capacity at our principal facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. Following are the principal facilities of our segments:

	International Color and	North American	Specialty Inks and
Vinyl Business	Engineered Materials	Color and Additives	Polymer Systems

Commerce, California
Long Beach, California
Kennesaw, Georgia
Henry, Illinois
Terre Haute, Indiana
Louisville, Kentucky
Plaquemine, Louisiana
Sullivan, Missouri
Pedricktown, New Jersey
Avon Lake, Ohio
North Baltimore, Ohio
Pasadena, Texas
Sussex, Wisconsin
Niagara Falls, Ontario, Canada
Orangeville, Ontario, Canada
St. Remi de Napierville,
  Quebec, Canada
Dongguan, China
Shenzhen, China
Cartagena, Colombia
  (joint venture)
Bolton, England
Hyde, England
Widnes, England

Assesse, Belgium
Pudong (Shanghai), China
Shenzhen, China
Suzhou, China
Glostrup, Denmark
Cergy, France
Tossiat, France
Bendorf, Germany
Gaggenau, Germany
Melle, Germany
Gyor, Hungary
Kutno, Poland
Jurong, Singapore
Barbastro, Spain
Pamplona, Spain
Angered, Sweden
Bangkok, Thailand
Istanbul, Turkey

Producer Services
Dyersburg, Tennessee
Clinton, Tennessee
Seabrook, Texas

Glendale, Arizona
Suwanee, Georgia
Elk Grove Village, Illinois
St. Peters, Missouri
Norwalk, Ohio
Lehigh, Pennsylvania
Vonore, Tennessee
Toluca, Mexico

North American
Engineered Materials
Avon Lake, Ohio
Macedonia, Ohio
Dyersburg, Tennessee
Valleyfield, Quebec, Canada
GLS Corporation facilities:
  McHenry, Illinois
  Suzhou, China

Resin and Intermediates
SunBelt joint venture —
  McIntosh, Alabama

Commerce, California
Kennesaw, Georgia
St. Louis, Missouri
Massillon, Ohio
Sussex, Wisconsin
Melbourne, Australia
Shenzhen, China
Widnes, England

PolyOne Distribution
Livermore, California
Rancho Cucamonga, California
Denver, Colorado
Lemont, Illinois
Ayer, Massachusetts
Chesterfield Township,
  Michigan
Eagan, Minnesota
Hazelwood, Missouri
Statesville, North Carolina
Massillon, Ohio
La Porte, Texas
Fife, Washington
Mississauga, Ontario, Canada

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The following lists information, as of February 27, 2008, about each of our executive officers, including his position with us as of that date and other positions held for at least the past five years. Executive officers are elected by our Board of Directors to serve one-year terms.

Stephen D. Newlin
Age: 55

Chairman, President and Chief Executive Officer, February 2006 to date. President – Industrial Sector of Ecolab Inc. (a global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from 1998 to 2001 and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Boards of Directors of Black Hills Corporation and The Valspar Corporation.

Bernard P. Baert
Age: 58

Senior Vice President and General Manager, Colors and Engineered Materials, Europe and Asia, May 2006 to date. Vice President and General Manager, Colors and Engineered Materials, Europe and Asia, September 2000, upon formation of PolyOne, to April 2006. General Manager, Color Europe, M.A. Hanna Company, 1997 to August 2000.

POLYONE CORPORATION   11

Michael E. Kahler
Age: 50

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

Thomas J. Kedrowski
Age: 49

Senior Vice President, Operations, September 2007 to date. Vice President of Strategy and Process Improvement, H.B. Fuller Company (a global manufacturer and marketer of adhesives and specialty chemical products) from November 2005 to April 2007. Vice President of Global Operations, H.B. Fuller Company from February 2002 to November 2005.

Michael L. Rademacher
Age: 57

Senior Vice President and General Manager, Distribution, May 2006 to date. Vice President and General Manager, PolyOne Distribution, September 2000, upon formation of PolyOne, to April 2006. Senior Vice President – Plastics Americas, M.A. Hanna Company, January 2000 to August 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.

Robert M. Rosenau
Age: 53

Senior Vice President and General Manager, Vinyl Business, May 2006 to date. Vice President and General Manager, Vinyl Business, January 2003 to April 2006. General Manager, Extrusion Products, September 2000 to December 2002. General Manager, Custom Profile Compounds, The Geon Company, April 1998 to August 2000.

Kenneth M. Smith
Age: 53

Senior Vice President and Chief Information and Human Resources Officer, May 2006 to date. Chief Human Resources Officer, January 2003 to date, and Vice President and Chief Information Officer, September 2000, upon formation of PolyOne, to April 2006. Vice President, Information Technology, The Geon Company, May 1999 to August 2000, and Chief Information Officer, August 1997 to May 1999.

W. David Wilson
Age: 54

Senior Vice President and Chief Financial Officer, May 2006 to date. Vice President and Chief Financial Officer, September 2000, upon formation of PolyOne, to April 2006. Vice President and Chief Financial Officer, The Geon Company, May 1997 to August 2000.

12   POLYONE CORPORATION

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sale prices for our common stock, $.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated.

	2007 Quarters				2006 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Common stock price:
High	$8.60	$9.29	$7.59	$7.76	$8.76	$9.18	$9.89	$9.88
Low	$5.93	$6.93	$6.14	$5.99	$6.71	$7.70	$7.45	$6.31

As of February 27, 2008, there were 2,662 holders of record of our common stock.

Effective with the first quarter of 2003, we suspended payment of our quarterly dividend. Future declarations of dividends on common stock are at the discretion of the Board of Directors, and the declaration of any dividends will depend on, among other things, earnings, capital requirements and our financial condition. The Board of Directors has not declared any dividends on common stock since 2003. Additionally, the agreements that govern our receivables sale facility contain restrictions that could limit our ability to pay future dividends.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)	2007	2006	2005	2004	2003

Sales	$2,642.7	$2,622.4	$2,450.6	$2,267.7	$2,048.1
Operating income (loss)	$33.9	$190.6	$141.3	$129.1	$(43.4)
Income (loss) before discontinued operations and change in method of accounting	$11.4	$125.6	$63.2	$28.3	$(134.8)
Discontinued operations	—	(2.7)	(15.3)	(4.1)	(144.7)

Net income (loss)	$11.4	$122.9	$47.9	$24.2	$(279.5)

Basic and diluted earnings (loss) per common share:
Before discontinued operations and change in method of accounting	$0.12	$1.36	$0.69	$0.31	$(1.48)
Discontinued operations	—	(0.03)	(0.17)	(0.05)	(1.59)

Basic and diluted earnings (loss) per common share	$0.12	$1.33	$0.52	$0.26	$(3.07)

Dividends per common share	$—	$—	$—	$—	$—

Total assets	$1,583.0	$1,780.8	$1,695.3	$1,753.1	$1,878.5
Long-term debt, net of current portion	$308.0	$567.7	$638.7	$640.5	$757.1

The selected financial data in the above table has been restated to reflect the adoption of FSP AUG AIR-1 during the first quarter of 2007. For more information, see Note C to the Consolidated Financial Statements.

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

Purpose of Management’s Discussion and Analysis (MD&A)

The purpose of the following discussion is to provide relevant information to investors so they can assess our financial condition and results of operations by evaluating the amounts and certainty of cash flows from our operations and from outside sources.

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

POLYONE CORPORATION   13

Business Overview

We are a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins, with equity investments in manufacturers of caustic soda and chlorine, and PVC compound products and in a formulator of polyurethane compounds. Headquartered in Avon Lake, Ohio, with 2007 sales of $2.6 billion, we have manufacturing sites and distribution facilities in North America, Europe, Asia and Australia and joint ventures in North America and South America. We currently employ approximately 4,800 people and sell more than 35,000 different specialty and general purpose products to over 11,000 customers on 6 continents. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).

Recent Developments

Sale of businesses and discontinued operations

In July 2007, we sold our 24% interest in Oxy Vinyls LP (OxyVinyls) for $261 million in cash. During the second quarter of 2007 an impairment of $14.8 million was recorded on our investment in OxyVinyls due to an other than temporary decline in value. This sale resulted in the reversal of an associated deferred tax liability, which reduced tax expense by $31.5 million for the year ended December 31, 2007. Proceeds from the sale were used for the redemption of the balance of our 10.625% senior notes as well as for the reduction of borrowings under short-term facilities. The redemption of the senior notes resulted in debt redemption premium costs and the write-off of unamortized debt issuance fees for 2007 of $15.6 million ($10.1 million after tax).

Unless otherwise noted, disclosures contained in this Annual Report on Form 10-K relate to continuing operations. For more information about our discontinued operations, see Note B to the Consolidated Financial Statements.

Purchase of businesses

In January 2008, we acquired 100% of the outstanding capital stock of GLS Corporation, a global provider of specialty thermoplastic elastomer compounds for consumer, packaging and medical applications.

In December 2007, we acquired the vinyl compounding business and assets of Ngai Hing PlastChem Company Ltd. (NHPC), a subsidiary of Ngai Hing Hong Company Limited for $3.3 million, net of cash received.

In a transaction related to the sale of our interest in OxyVinyls, in July 2007, we purchased the remaining 10% minority interest in Powder Blends, LP for $11 million in cash.

Restructuring initiatives and facility closures

During the third quarter of 2007, we announced the closure of two manufacturing lines at our Avon Lake, Ohio facility. The transition was completed in the fourth quarter of 2007 and resulted in expenses related to employee separation and plant phaseout charges of $0.9 million.

During 2007, we recognized and paid $0.4 million in employee separation charges related to 33 employees involved in the restructuring of our manufacturing facility in St. Peters, Missouri, part of the North American Color and Additives operating segment.

In 2007, we recognized charges of $0.6 million related to three executive severance agreements.

The closure and exit from the Company’s Commerce, California facility was completed in the first quarter of 2007, resulting in employee separation charges and plant phaseout charges of $0.2 million.

Sale of assets

As part of our restructuring initiatives and cost reduction plans, during 2007, we sold previously closed facilities and other assets for proceeds of $6.3 million and collected $3.1 million in cash related to assets sold in 2006.

Environmental remediation costs

In September 2007, we were informed of rulings by the United States District Court for the Western District of Kentucky on several pending motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., which has been pending since 2003. The Court held that we must pay the remediation costs at the former Goodrich Corporation (now Westlake Vinyls, Inc.) Calvert City facility, together with certain defense costs of Goodrich Corporation. The rulings also provided that we can seek indemnification for contamination attributable to Westlake Vinyls. We recorded a charge of $15.6 million and made payments, net of related receipts of $18.8 million, in 2007 for past remediation activities related to these Court rulings. We also adjusted our environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in a charge of $28.8 million in 2007. See Note N to the Consolidated Financial Statements for additional information.

Results of Operations

Summary of Consolidated Results:

Aggregate sales increased 1% in 2007 compared to 2006. This increase was primarily due to 9% sales growth in Asia, higher prices driven by value adding selling activities of our commercial team to offset higher raw material and energy costs, and the impact of favorable exchange rates. Foreign exchange had a 2% favorable effect on sales. Within All Other North American Engineered Materials, Producer Services and the Specialty Inks and Polymer Systems operating segments all registered sales growth in 2007 versus 2006, which offset a 16% decline in sales in the North

14   POLYONE CORPORATION

American Color and Additives business due mainly to the pruning of low margin business. These items netted positively against the $92.1 million, or 9%, decline in sales in our Vinyl Business segment, mainly resulting from the slowdown in the residential construction market, and the 3% decrease in year-over-year shipments.

Income before discontinued operations declined $114.2 million in 2007, or $1.24 per share, compared to 2006.

Income from continuing operations before income taxes declined $152.7 million in 2007 compared to 2006. A table showing material items that comprise this decline is provided after the following table which sets forth key financial information from our statements of income for the years ended December 31, 2007, 2006 and 2005, respectively.

(In millions, except per share data)	2007	2006	2005

Sales	$2,642.7	$2,622.4	$2,450.6
Operating income	33.9	190.6	141.3
Interest expense	(51.4)	(66.5)	(68.1)
Interest income	4.5	3.4	1.9
Premium on early extinguishment of long-term debt	(12.8)	(4.4)	—
Income (loss) before income taxes and discontinued operations	$(32.4)	$120.3	$69.8
Income tax benefit (expense)	43.8	5.3	(6.6)

Income before discontinued operations	11.4	125.6	63.2
Loss from discontinued operations and loss on sale, net of income taxes	—	(2.7)	(15.3)

Net income	$11.4	$122.9	$47.9

Basic and diluted earnings (loss) per common share:
Before discontinued operations	$0.12	$1.36	$0.69
Discontinued operations	—	(0.03)	(0.17)

Net income	$0.12	$1.33	$0.52

Income (loss) before Income Taxes and Discontinued Operations

The following table sets forth the components of the variance for the years ended December 31, 2007 and 2006, respectively, as compared to the same periods in the prior year:

	Variances — Favorable (Unfavorable)
(In millions)	2007 versus 2006	2006 versus 2005

Operating segment performance:
Vinyl Business	$(17.7)	$5.6
International Color and Engineered Materials	5.3	5.8
PolyOne Distribution	2.9	(0.3)
Resin and Intermediates	(68.1)	11.0
All Other	12.3	4.6

Corporate and eliminations:
Write-down of certain assets of equity affiliate(a)	(1.6)	22.9
Impairment of intangibles and other investments(b)	(2.3)	0.2
Impairment of OxyVinyls equity investment(c)	(14.8)	—
Future environmental remediation costs(d)	(30.7)	(2.3)
Settlement of environmental costs related to Calvert City(e)	(15.6)	—
Settlement of legal issues and related reserves(f)	(23.9)	14.5
Employee separation and plant phaseout	(2.2)	5.5
All other and eliminations	0.7	(21.3)
Cost related to sale of OxyVinyls equity investment	(0.4)	—
Gain on sale of assets	(0.6)	3.1

Total Corporate and eliminations	(91.4)	22.6

Change in operating income	(156.7)	49.3
Premium on early extinguishment of debt(g)	(8.4)	(4.4)
Interest expense, net(h)	16.2	3.1
Other expense	(3.8)	2.5

Change in income (loss) from continuing operations before income taxes	$(152.7)	$50.5

(a)	Our share of an asset write-down was recorded in the third quarter of 2007 against the carrying value of certain inventory, accounts receivable and intangible assets at our equity affiliate in Colombia. In 2005, we recognized a charge of $22.9 million related to the write-down of a previously idled OxyVinyls facility.

(b)	An impairment of the carrying value of certain patents and technology agreements and investments of $2.5 million was recorded during 2007.

(c)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the

POLYONE CORPORATION   15

decrease was determined to be an other than temporary decline in value.

(d)	Our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s ruling on several motions in the case of Westlake Vinyls, Inc v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which require us to pay remediation costs at the Calvert City facility.

(e)	We recorded a $15.6 million expense for remediation costs and certain legal costs as a result of the court ruling mentioned above in note (d).

(f)	The benefit of insurance, legal settlements and adjustments to related reserves was a charge of $0.6 million in 2007 as compared to a net benefit of $23.3 million during 2006.

(g)	We repurchased all of our 10.625% senior notes through early extinguishment, repurchasing $58.6 million and $241.4 million in 2006 and 2007, respectively, at a premium of $4.4 million and $12.8 million, respectively.

(h)	The early extinguishment of our 10.625% senior notes resulted in lower interest during 2007 as compared to a year ago. Included in interest expense was unamortized deferred note issuance cost of $0.8 million and $2.8 million during 2006 and 2007, respectively.

See the following operating segment discussion for a further explanation of our segments’ operating results for the periods shown in the preceding table.

Selected Operating Costs:

Selected operating costs, expressed as a percentage of sales, are as follows:

	2007	2006	2005

Cost of sales	88.4%	87.1%	88.0%
Selling and administrative costs	9.1%	7.7%	7.5%

Cost of Sales — These costs include raw materials, plant conversion and distribution charges. As a percentage of sales, these costs increased in 2007 compared to 2006 primarily due to higher raw material costs not yet fully offset by price increases largely associated with the Vinyl Business and as a result of environmental remediation costs at inactive or formerly owned sites. For the year ended December 31, 2007, environmental related remediation costs were $48.8 million as compared to $2.5 million in 2006 (See Recent Developments section). The increased environmental remediation costs more than offset the declines in cost of sales on a percent basis being realized from the implementation of our specialization strategy. As a percentage of sales, these costs declined in 2006 compared to 2005 primarily from the full year effect of efforts to increase our selling prices to pass on higher raw material, distribution and utility costs, as well as the effect of our specialization strategy to increase new higher value business.

Selling and Administrative — These costs generally include selling, technology and general and administrative charges. Selling and administrative costs increased 19% or $39.2 million in 2007 as compared to 2006. In 2006, selling and administrative costs had a $23.3 million benefit from insurance, legal settlements and adjustments to related reserves. The remainder of the change in selling and administrative expense was due mainly to increased investment in commercial resources and capabilities, partially offset by lower incentive, pension and post-retirement benefit costs. Selling and administrative costs increased in 2006 compared to 2005 from higher share-based compensation and incentive costs and increased investment in commercial resources and capabilities, partially offset by a higher benefit in 2006 than 2005 from legal and other related settlements.

Other Components of Income and Expense:

Following are discussions of significant components of income and expense that are presented below the line “Operating income.”

Interest Expense — The decrease in interest expense from year to year is largely the result of lower average borrowing levels. Payment of maturing debt and voluntary repurchases of debt are the main reasons for the continued decline in debt. Included in interest expense in 2007 and 2006 were charges of $2.8 million and $0.8 million, respectively, to write off deferred debt issuance costs related to the early extinguishment of long-term debt.

We repurchased $100.0 million of our 10.625% senior notes in June 2007 and repurchased the remaining $141.4 million of such senior notes in August 2007. In the second and fourth quarters of 2006, we repurchased $15.0 million and $43.6 million, respectively, of our 10.625% senior notes. The following table presents the quarterly average of short- and long-term debt for the past three years and the related interest expense:

(In millions)	2007	2006	2005

Short-term debt	$9.2	$5.6	$4.5
Current portion of long-term debt	20.5	12.5	35.2
Long-term debt	441.7	610.8	639.5

Quarterly average	$471.4	$628.9	$679.2

Interest expense	$51.4	$66.5	$68.1

Premium on Early Extinguishment of Long-term Debt — Cash expense from the repurchase of $241.4 million of our 10.625% senior notes in 2007 was $12.8 million. Cash expense from the repurchase of $58.6 million of our 10.625% senior notes in 2006 was $4.4 million.

Other Expense, Net — Finance costs associated with our receivables sale facility, foreign currency gains and losses, retained post-employment benefit costs from previously discontinued operations and other miscellaneous items are as follows:

(In millions)	2007	2006	2005

Currency exchange loss	$(5.0)	$(1.3)	$(0.1)
Foreign exchange contracts gain	0.7	1.1	0.6
Discount on sale of trade receivables	(2.0)	(1.9)	(5.5)
Retained post-employment benefit costs related to previously discontinued operations	—	—	(1.3)
Other income (expense), net	(0.3)	(0.7)	1.0

Other expense, net	$(6.6)	$(2.8)	$(5.3)

16   POLYONE CORPORATION

The decline in the discount on sale of trade receivables in 2006 compared to 2005 was primarily from the lower average balance of receivables that were sold during 2006.

Income Tax Benefit (Expense) — The income tax benefit (expense) for 2007, 2006 and 2005, including the impact of the sale of our interest in OxyVinyls and changes in the deferred tax valuation allowance, is summarized as follows:

(In millions)	2007	2006	2005

Tax benefit (expense) prior to OxyVinyls sale and valuation allowance	$12.3	$(54.2)	$(28.3)
Impact of sale of interest in OxyVinyls	31.5	—	—
Valuation allowance	—	59.5	21.7

Total tax benefit (expense)	$43.8	$5.3	$(6.6)

In calculating the 2007 tax benefit prior to the impact of the sale of OxyVinyls, the difference in rates of foreign subsidiaries was the principal cause of the difference between the effective and statutory tax rate. Prior to the changes in the valuation allowance, the effect of the repatriation of foreign dividends was the principal cause of the difference between the effective and statutory tax rate for 2006 and 2005.

During the third quarter of 2007, as part of the sale of our 24% interest in OxyVinyls, we recognized a deferred tax benefit of $31.5 million that was related to the temporary difference between the tax basis and book basis of the investment.

In 2005, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the valuation allowance was reduced $21.7 million for the use of net operating loss carryforwards. In 2006, the valuation allowance was reduced $44.3 million for the use of net operating loss carryforwards and $15.4 million associated with changes in accumulated other comprehensive income related to the pension and post-retirement health care liabilities. In addition, in 2006, as a result of the improved actual and projected earnings and the actual and projected use of the deferred tax assets, it was determined that it was more likely than not that the deferred tax assets would be realized and we reversed the remaining $15.1 million of the valuation allowance through the income statement. Income taxes in 2007 were recorded without regard to any domestic deferred tax valuation allowance.

Income taxes for the years ended December 31, 2007, 2006 and 2005 include foreign, state and federal alternative minimum tax. Income taxes are discussed in detail in Note P to the Consolidated Financial Statements.

Loss from Discontinued Operations, Net of Income Taxes — Discontinued operations are discussed in detail in Note B to the Consolidated Financial Statements. The loss from discontinued operations included a pre-tax benefit of $0.2 million in 2005 for employee separation and plant phaseout costs from restructuring initiatives and closing certain manufacturing facilities of the Engineered Films business.

As required by generally accepted accounting principles in the United States, the losses from discontinued operations, shown below, do not include any depreciation or amortization expense.

(In millions)	2006	2005

Sales:
Engineered Films	$9.6	$119.6
Pre-tax income from operations:
Engineered Films	$0.4	$0.5
Pre-tax charges to adjust net assets of businesses held for sale to projected net sale proceeds:
Elastomers and Performance Additives	—	(0.7)
Engineered Films	(3.1)	(15.1)

	(2.7)	(15.3)
Income tax expense (net of valuation allowance)	—	—

Loss from discontinued operations	$(2.7)	$(15.3)

Segment Information:

Sales and Operating Income (Loss) — 2007 compared with 2006:

(In millions)	2007	2006	Change	% Change

Sales:
Vinyl Business	$933.0	$1,025.1	$(92.1)	(9.0)%
International Color and Engineered Materials	610.9	526.7	84.2	16.0%
PolyOne Distribution	744.3	732.8	11.5	1.6%
All Other	487.8	491.5	(3.7)	(0.8)%
Corporate and eliminations	(133.3)	(153.7)	20.4	13.3%

	$2,642.7	$2,622.4	$20.3	0.8%

Operating income (loss):
Vinyl Business	$50.8	$68.5	$(17.7)
International Color and Engineered Materials	26.6	21.3	5.3
PolyOne Distribution	22.1	19.2	2.9
Resin and Intermediates	34.8	102.9	(68.1)
All Other	10.0	(2.3)	12.3
Corporate and eliminations	(110.4)	(19.0)	(91.4)

	$33.9	$190.6	$(156.7)

POLYONE CORPORATION   17

	2007	2006	Change

Operating income (loss) as a percentage of sales:
Vinyl Business	5.4%	6.7%	(1.3)% points
International Color and Engineered Materials	4.4%	4.0%	0.4% points
PolyOne Distribution	3.0%	2.6%	0.4% points
All Other	2.1%	(0.5)%	2.6% points
Total	1.3%	7.3%	(6.0)% points

A summary of Corporate and eliminations is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2007	2006

Future environmental remediation costs(a)	$(33.2)	$(2.5)
Impairment of OxyVinyls equity investment(b)	(14.8)	—
Settlement of environmental costs related to Calvert City(c)	(15.6)	—
Impairment of intangibles and other investments(d)	(2.5)	(0.2)
Employee separation and plant phaseout(e)	(2.2)	—
Write-down of certain assets of equity affiliate(f)	(1.6)	—
Cost related to sale of OxyVinyls equity investment	(0.4)	—
Settlement of legal issues and related reserves(g)	(0.6)	23.3
Gain on sale of assets(h)	2.5	3.1
All other and eliminations(i)	(42.0)	(42.7)

Total Corporate and eliminations	$(110.4)	$(19.0)

(a)	In 2007, our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s ruling on several motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which require us to pay remediation costs at the Calvert City, Kentucky facility.

(b)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be an other than temporary decline in value.

(c)	In the third quarter of 2007, we recorded $15.6 million for remediation costs and certain legal costs related to the Calvert City facility.

(d)	An impairment of the carrying value of certain patents and technology agreements and investments of $2.5 million was recorded during 2007.

(e)	Severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from restructuring initiatives and executive separation agreements.

(f)	Our share of an asset write-down was recorded in the third quarter of 2007 against the carrying value of certain inventory, accounts receivable and intangible assets at our equity affiliate in Colombia.

(g)	The benefit of insurance, legal settlements and adjustments to related reserves was a charge of $0.6 million for 2007 as compared to a net benefit of $23.3 million during the same period of 2006.

(h)	The gains on sale of assets in 2007 and 2006 relate to the sale of previously closed facilities and other assets.

(i)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Effective with the first quarter of 2007, the results of operations for PolyOne’s business located in Singapore are managed and reported under the Vinyl Business operating segment. Historically, the results of this business were included in the International Color and Engineered Materials operating segment. Prior period results of operations for Singapore have been reclassified to conform to the 2007 presentation.

Effective with the fourth quarter of 2007, the former Polymer Coating Systems operating segment was split into two reporting units. The 50% interest in BayOne Urethane Systems, L.L.C., along with the inks and specialty colorants businesses formed a new operating segment, Specialty Inks and Polymer Systems, which is included in All Other. The remaining plastisols and coated fabrics businesses were subsumed into the Vinyl Business reportable segment. Segment information for prior periods has been reclassified to conform to the 2007 presentation.

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

Vinyl Business

Vinyl Business sales were $933.0 million in 2007, $92.1 million or 9% lower than 2006. The primary driver was the slowdown in the residential building and construction market, which affected demand for vinyl windows, pipe and fittings products, PVC flooring and appliances. Also, negatively affecting 2007 results was a growing presence of imported products in the end markets that use or that compete directly with our specialty resin product. Shipments in 2007 were down 11% versus 2006.

Operating income in 2007 decreased $17.7 million or 26% compared to 2006. The primary drivers of this decline were weak

18   POLYONE CORPORATION

residential construction demand and margin compression due to the combination of downward pricing pressure in residential building and construction end markets and higher raw material and energy costs.

International Color and Engineered Materials

International Color and Engineered Materials 2007 sales increased $84.2 million, or 16%, to $610.9 million due primarily to strong growth in our Color and Additives businesses in Asia and Europe, favorable foreign exchange and modest growth in specialty engineered materials product lines in Europe. Asian sales across all product platforms grew 9% while Europe demonstrated sales growth of 6%. Favorable foreign exchange rates increased International Color and Engineered Materials sales by $51.2 million, or 10%. In Asia, colorant and additives sales grew 17%, particularly in specialty packaging applications utilizing liquid color product technology. Our Asian Engineered Materials business demonstrated sales growth of 3% in 2007 versus 2006 despite a second half 2007 slowdown in the growth of the electrical / electronics market.

Operating income increased $5.3 million in 2007 as compared to 2006. This 25% increase was driven by improved margins due to greater penetration of specialty applications in the Asian and European Color and Additive businesses, higher margins due to product mix improvements, value selling and price management and lower conversion costs. Foreign exchange had a favorable impact on operating income of $2.0 million.

PolyOne Distribution

Distribution sales increased $11.5 million, or 2%, as compared to 2006 due to relatively flat shipment volume combined with a 1.3% increase in average selling prices. Increased demand in the healthcare and automotive end markets offset declines in the appliance and building/construction sectors.

Operating income was $22.1 million, up 16% from 2006. This increase was due to higher sales, expanded gross margins resulting from a favorable sales mix and lower unit delivery costs. Selling and general administrative costs were slightly lower due to lower bad debt costs that offset higher investment in commercial resources.

Resin & Intermediates

2007 operating income declined 66%, or $68.1 million, versus 2006 as the slowdown in commercial and residential construction markets and downward margin pressure from rising feedstock costs severely impacted the results of OxyVinyls. In July 2007, we divested our 24% interest in OxyVinyls, which in the second half of 2006 contributed $18.4 million to segment earnings. SunBelt earnings were $6.3 million lower in 2007 compared to 2006 due to a 3% decline in sales that offset higher year-over-year ECU netbacks, which were up slightly more than 1%.

All Other

All Other includes the North American Color and Additives, North American Engineered Materials, Producer Services and Specialty Inks and Polymer Systems operating segments. Sales in aggregate were down 1% from 2006 due mainly to a 16% decline in North American Color and Additives’ sales resulting from the pruning of unprofitable business and withdrawing from certain general purpose oriented applications. North American Engineered Materials sales grew 5% due to continued progress in capturing specialized applications in the electrical / electronics and medical end markets, as well as solid growth in wire and cable applications, where sales were up 7%. Producer Services sales were up 9% compared to 2006 primarily reflecting the full year impact of the DH Compounding acquisition which added $21.5 million of sales. Specialty Inks and Polymer Systems’ sales grew 10% primarily due to the growth of our global inks business.

Aggregate operating income was $10.0 million in 2007 compared to a $2.3 million loss in 2006, an increase of $12.3 million. North American Color and Additives operating income increased $9.2 million due to a stronger product mix driven by the benefits of improved commercial disciplines, the pruning of unprofitable business and lower operating costs. Producer Services and Specialty Inks and Polymer Systems operating income also improved significantly in 2007 as compared to 2006. Both businesses delivered 30% or better improvements in operating income. In Producer Services, operating margins improved due to value added selling activities to enhance the profitability of the customer mix and the full year impact of the DH Compounding acquisition. Specialty Inks and Polymer Systems’ profitability was up more than 30% reflecting a strong sales mix of Inks and Urethanes products.

POLYONE CORPORATION   19

Sales and Operating Income (Loss) — 2006 compared with 2005:

(In millions)	2006	2005	Change	% Change

Sales:
Vinyl Business	$1,025.1	$1,022.1	$3.0	0.3%
International Color and Engineered Materials	526.7	465.4	61.3	13.2%
PolyOne Distribution	732.8	679.2	53.6	7.9%
All Other	491.5	435.0	56.5	13.0%
Corporate and eliminations	(153.7)	(151.1)	(2.6)	(1.7)%

	$2,622.4	$2,450.6	$171.8	7.0%

Operating income (loss):
Vinyl Business	$68.5	$62.9	$5.6
International Color and Engineered Materials	21.3	15.5	5.8
PolyOne Distribution	19.2	19.5	(0.3)
Resin and Intermediates	102.9	91.9	11.0
All Other	(2.3)	(6.9)	4.6
Corporate and eliminations	(19.0)	(41.6)	22.6

	$190.6	$141.3	$49.3

	2006	2005	Change

Operating income (loss) as a percentage of sales:
Vinyl Business	6.7%	6.2%	0.5% points
International Color and Engineered Materials	4.0%	3.3%	0.7% points
PolyOne Distribution	2.6%	2.9%	(0.3)% points
All Other	(0.5)%	(1.6)%	1.1% points
Total	7.3%	5.8%	1.5% points

A summary of Corporate and eliminations is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2006	2005

Future environmental remediation costs(a)	$(2.5)	$(0.2)
Impairment of intangibles and other investments(b)	(0.2)	(0.4)
Gain on sale of assets(c)	3.1	—
Settlement of legal issues and related reserves(d)	23.3	8.8
Employee separation and plant phaseout(e)	—	(5.5)
Write-down of certain assets of equity affiliate(f)	—	(22.9)
All other and eliminations(g)	(42.7)	(21.4)

Total Corporate and eliminations	$(19.0)	$(41.6)

(a)	These charges represent environmental remediation costs for facilities either no longer owned or closed in prior years including, remediation costs and certain legal costs

(b)	Impairments of community development and internet investments were recorded during 2006 and 2005.

(c)	The gain on sale of assets in 2006 relates to the sale of previously closed facilities.

(d)	The benefit of insurance, legal settlements and adjustments to related reserves were benefits of $23.3 million and $8.8 million during 2006 and 2005, respectively.

(e)	Employee separation charges of $2.5 million were recorded in 2005 related to the terms of a separation agreement between PolyOne and Thomas A. Waltermire. Plant phaseout charges in 2005 included a $2.5 million loss on the sale of facilities and equipment of previously idled operations.

(f)	In 2005, we recognized a charge of $22.9 million related to the write-down of a previously idled OxyVinyls facility.

(g)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

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

Vinyl Business

Sales were flat in 2006 compared to 2005 as higher average selling prices offset 6% lower volume. Selling prices at the beginning of 2006 reflected the increases that we realized in the fourth quarter of 2005. Volume was down as a result of slower building and construction market demand in the second half of 2006 compared with the unusually high demand in the second half of 2005 due to the rebuilding activities that were created in the wake of Hurricanes Katrina and Rita. Also negatively impacting 2006 volume was greater competition from overseas suppliers who increased their market share, largely in flooring applications, in the second half of 2005.

Operating income increased $5.6 million, or 9%, to $68.5 million in 2006 as compared to 2005. Strong demand coupled with intensified value selling activities and pricing actions to recover rising energy and feedstock costs all contributed to expanding margins.

20   POLYONE CORPORATION

International Color and Engineered Materials

Sales reached $526.7 million in 2006 which represented a 13% increase over 2005. Sales in Asia grew 24% due to strong demand for our products in the appliance and electrical and electronics end markets, and 14% sales growth of our colorants and additives, particularly into specialty packaging applications. European sales were up 9% due to overall improvements in the economic environment in the Euro Zone, recapture of market share, penetration of higher margin specialty markets, and favorable foreign exchange impact which contributed approximately $4.8 million to the overall sales increase.

Operating income increased $5.8 million, or 37% from 2005, primarily as a result of a shift in mix to higher-margin products, strong sales growth, and increased margins due to value added selling activities. Differences in average currency exchange rates did not materially impact earnings.

Distribution

Sales were $732.8 million in 2006, an increase of 8% versus 2005 led by an increase in selling prices and a 1% increase in shipment volume. The increase in selling prices was driven by both passing through increases from our supplier base and from a slight shift in mix towards higher-priced engineered products. The small change in volume was a result of gains from our National Account programs more than offsetting softening demand in the Building and Construction and Automotive markets in the second half of 2006.

Operating income decreased $0.3 million in 2006 due to increased investment in commercial resources. Hurricanes Katrina and Rita caused a surge in demand in 2005 that temporarily increased selling prices and margins, both of which have returned to normalized levels in 2006 as demand has softened.

Resin and Intermediates

Resin and Intermediates operating income increased $11.0 million, or 12%, over 2005. OxyVinyls’ equity earnings increased $4.0 million primarily due to higher industry average PVC resin and VCM price spreads over raw material costs. SunBelt’s equity earnings increased $6.6 million due to higher selling prices for chlorine and caustic soda that were driven by strong demand.

All Other

All Other includes the North American Color and Additives, North American Engineered Materials, Producer Services and Specialty Inks and Polymer Systems operating segments. Sales in aggregate were $491.5 million in 2006, up 13% from 2005. All of the operating segments except for North American Color and Additives achieved sales growth in excess of 15%. In 2006, demand generated from the rebuilding activities in the aftermath of the hurricanes that impacted the US Gulf Coast drove strong improvements in year-over-year sales for our wire & cable and general purpose pipe products. In addition, we started to see positive results in our North American Engineered Materials business from our investments in commercial resources and the launch of new technology platforms, both of which contributed to a 19% increase in sales versus 2005. Specialty Inks and Polymer Systems’s sales increased 15% in 2006 compared to 2005 from increased sales of higher-priced products such as inks and specialty colorants, the introduction of new products, higher selling prices and continued global growth. The remaining 50% interest in DH Compounding was acquired in fourth quarter 2006 and had a modest impact on sales growth.

Operating income in 2006 for All Other was ($2.3) million, but this result was a $4.6 million improvement compared to 2005. North American Color and Additives and North American Engineered Materials demonstrated 20% and 33% improvements, respectively, in operating income due to improved demand, aggressive margin improvement actions related to value-added pricing and cost structure improvements.

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

Additionally, we use the last-in, first-out (LIFO) method of accounting for 38% of our inventories and the first-in, first-out (FIFO) or average cost method for the remainder. Under the LIFO method, the cost of products sold that are reported in the financial statements approximates current costs, providing a better match of current period revenue and expenses. Charges to operations for depreciation represent the allocation of historical costs incurred over past years and are lower than if they were based on the current cost of the productive capacity that is being consumed.

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

POLYONE CORPORATION   21

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

Environmental Accrued Liability — Based upon estimates prepared by our environmental engineers and consultants, we have $83.8 million accrued at December 31, 2007 to cover probable future environmental remediation expenditures. We do not believe that any of these matters, either individually or in the aggregate, will have a material adverse effect on our capital expenditures, consolidated financial condition, results of operations or cash flow beyond the amount accrued. This accrual represents our best estimate of the remaining probable remediation costs based upon information and technology currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. Changes during the past five years have primarily resulted from an increase in the estimate of future remediation costs at existing sites and payments made each year for remediation costs that were already accrued.

For more information about our environmental liabilities, see Note N to the Consolidated Financial Statements.

Asbestos-Related Claims — We have been named in various lawsuits involving multiple claimants and defendants for alleged asbestos exposure in the past by, among others, workers and contractors and their families at plants owned by us or our predecessors, or on board ships owned or operated by us or our predecessors. We have reserves totaling $0.2 million as of December 31, 2007 for asbestos-related claims that are probable and estimable. We believe that the probability is remote that losses in excess of the amounts we have accrued could be materially adverse to our financial condition, results of operations or cash flows. If the underlying facts and circumstances change in the future, we will modify our reserves, as appropriate. The amount of this accrual has not materially changed over the past several years.

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

22   POLYONE CORPORATION

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

Income Taxes — Estimates of full year taxable income are used in the tax rate calculations for the legal entities and jurisdictions in which we operate throughout the year and these estimates may change during the year to reflect evolving facts and circumstances. During the year, we use judgment to estimate our income for the year. Because judgment is involved, the tax rate may increase or decrease significantly in any period.

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

Pensions and Post-retirement Benefits — Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of defined benefit post-retirement plans in their balance sheets. The overfunded or underfunded status is measured as the difference between the fair value of plan assets and the benefit obligation of the plans (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The change in the funded status of the plans must be recognized in the year in which the change occurs through accumulated other comprehensive income.

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

The adoption of SFAS No. 158 had no impact on our consolidated statements of income for the year ended December 31, 2006 or for any prior period. Also, the adoption of SFAS No. 158 did not affect any financial covenants contained in the agreements governing our debt and our receivables sale facility and is not expected to affect operating results in future periods.

We have several pension plans, of which only two continue to accrue benefits for certain U.S. employees. These two plans generally provide benefit payments using a formula that is based upon employee compensation and length of service. Length of service for determining benefit payments was frozen as of December 31, 2002. All U.S. defined-benefit pension plans are closed to new participants. Regarding our other subsidized post-employment

POLYONE CORPORATION   23

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

To develop our discount rate, we consider the yields of high-quality, fixed-income investments with maturities that correspond to the timing of our benefit obligations. To develop our expected return on plan assets, we consider our historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we consider the duration of the plan liabilities and give more weight to equity investments than to fixed-income securities. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have increased or decreased our 2007 net pension and post-retirement expense by approximately $1.9 million. Likewise, a 0.5 percentage point increase or decrease in the expected return on plan assets would have increased or decreased our 2007 net pension cost by approximately $1.9 million.

Market conditions and interest rates significantly affect the value of future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to the volatility of market conditions. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have increased or decreased accumulated other comprehensive income and the related pension and post-retirement liability by approximately $27.0 million as of December 31, 2007.

The rate of increase in medical costs that we assume for the next five years was held constant with prior years to reflect both our actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the health care cost trend rate would have increased or decreased our 2007 net periodic benefit cost by $0.2 million and our accumulated other comprehensive income and the related post-retirement liability by approximately $3.0 million as of December 31, 2007.

For more information about our pensions and post-retirement benefits, see Note M to the Consolidated Financial Statements.

FASB Interpretation No. 48 — We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48), on January 1, 2007.

The net income tax assets recognized under FIN 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record a cumulative effect adjustment related to the adoption of FIN 48. We are no longer subject to U.S. income tax examinations for periods preceding 2004, and with limited exceptions, for periods preceding 2002 for foreign, state and local tax examinations.

As of December 31, 2007, we have a $6.0 million liability for uncertain tax positions. This amount relates to items under examination by foreign tax authorities related to the valuation of assets. We do not agree with the proposed adjustments and have appealed the assessments. We do not anticipate that the disputes will be resolved in the next twelve months.

During the third quarter of 2007, a foreign jurisdiction initiated an audit related to transfer pricing and we accrued $1.0 million for the payment of income tax and interest. The issue was resolved during the fourth quarter of 2007 and we paid $0.3 million for income taxes and $0.5 million for interest.

We recognize interest and penalties related to unrecognized income tax benefits in the provision for income taxes. As of December 31, 2007, we have accrued $2.5 million of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(In millions)	2007

Balance at January 1, 2007	$6.0
Additions based on tax positions related to the current year
Additions for tax positions of prior years	0.5
Reductions for tax positions of prior years	(0.2)
Settlements	(0.3)

Balance at December 31, 2007	$6.0

FASB Staff Position AUG AIR-1 — In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. OxyVinyls, a former equity affiliate sold on July 6, 2007, adopted FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and used the deferral method of accounting for planned major maintenance for 2007.

The effect on OxyVinyls’ consolidated balance sheet at January 1, 2007 from adopting FSP AUG AIR-1 was an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. Our proportionate share of OxyVinyls’ operations was 24%.

The adoption of FSP AUG AIR-1 represents a change in accounting principle and, under the guidance of this principle, must be applied retrospectively. Under these retrospective provisions, we

24   POLYONE CORPORATION

have restated our historical financial statements to reflect the change in accounting for planned major maintenance activities of our former equity affiliate, OxyVinyls. For further discussion and illustration of the changes made to our financial statements, refer to Note C of the Consolidated Financial Statements.

Share-Based Compensation — Prior to January 1, 2006, as provided under SFAS No. 123, we applied Accounting Principles Board (APB) No. 25 and related interpretations to account for our share-based compensation plans. Under APB No. 25, compensation expense was recognized for stock option grants if the exercise price of the grant was below the fair value of the underlying stock at the measurement date. On January 1, 2006, we adopted SFAS No. 123(R), which requires us to recognize compensation expense based on the fair value on the date of the grant. We are using the modified prospective transition method, which does not require prior period financial statements to be restated. The impact on pre-tax earnings from adopting SFAS No. 123(R) for the year ended December 31, 2006 was a charge of $2.5 million.

The option-pricing model that we used to value the stock appreciation rights granted during 2007 and 2006 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Expected volatility was set at the average of the six-year historical weekly volatility for our common stock and the implied volatility rates for exchange-traded options. The expected term of options that were granted was set equal to halfway between the vesting and expiration dates for each grant. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of the grant. Forfeitures were estimated at 3% per year based on our historical experience.

For more information on the adoption and impact of SFAS No. 123(R), see Note C and Note Q to the Consolidated Financial Statements.

Contingencies — We are subject to various investigations, claims and legal and administrative proceedings covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings that we judge to be probable and estimable has been accrued. The actual amounts resulting from these matters can differ from our estimates.

New Accounting Pronouncements —

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In December 2007, The FASB issued a proposed FASB Staff Position (FSP FAS 157-b) that would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. We adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 and it did not have a material impact on our financial statements. We are evaluating the effect that adoption of the deferred portion of SFAS No. 157 will have on our financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill impairment tests.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a significant effect on our financial statements.

SFAS No. 141 (revised) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the effect that adoption will have on our 2009 financial statements.

Cash Flows

The following discussion focuses on the material components of cash flows from operating, investing and financing activities.

(In millions)	2007	2006	2005

Cash flow summary
Cash provided by operating activities	$67.2	$111.7	$63.7
Cash provided (used) by investing activities	215.3	(16.8)	(24.2)
Cash used in financing activities	(275.9)	(63.4)	(43.7)

	6.6	31.5	(4.2)
Effect of exchange rates on cash	6.6	1.9	(1.6)

Increase (decrease) in cash and equivalents	$13.2	$33.4	$(5.8)

POLYONE CORPORATION   25

(In millions)	2007	2006	2005

Cash Flows from Operating Activities
Net income	$11.4	$122.9	$47.9
Depreciation and amortization	57.4	57.1	50.7
Loss on disposition of discontinued businesses and related plant phaseout charge	—	3.1	15.6
Charges for environmental remediation, net of net payments	23.3	4.3	(9.6)
Deferred income tax provision (benefit)	(57.1)	(12.9)	2.0
Premium on early extinguishment of long-term debt	12.8	4.4	—
Stock compensation expense	4.3	4.5	(0.6)
Asset impairment charges	2.5	0.2	0.4
Companies carried at equity and minority interest:
Impairment of investment in equity affiliates	14.8	—	—
Income from equity affiliates and minority interest	(42.5)	(112.0)	(79.9)
Distributions and distributions received	37.6	97.7	67.4
Pension and postretirement contributions	(26.9)	(13.9)	(17.8)
Change in assets and liabilities:
Increase (decrease) from working capital	35.6	(33.8)	(1.3)
Increase (decrease) in sale of accounts receivable	—	(7.9)	7.9
Accrued expenses and other	(6.0)	(1.9)	(20.8)
Net cash used by discontinued operations	—	(0.1)	1.8

Net cash provided by operating activities	$67.2	$111.7	$63.7

Operating Activities — Cash provided by operations decreased by $44.5 million compared to 2006 due to lower operating earnings, lower earnings and distributions from equity affiliates, an increase in environmental remediation payments, and a $57.1 million benefit in deferred income taxes principally related to the OxyVinyls sale. Additionally, the impact of the change in working capital was a $69.4 million improvement comparing 2007 versus 2006. A more comprehensive discussion of working capital is provided below.

In 2006, net cash provided by operations increased by $48.0 million compared to 2005 primarily due to a significant increase in operating earnings, higher cash distributions from equity affiliates and lower accrued expenses. The change in operating earnings is discussed in Note R — Segments and at the beginning of this section MD&A. Equity affiliate cash distributions increased $30.3 million as our joint ventures in the chloro-vinyl chain saw their businesses elevate to peak earnings.

Working capital management

Our working capital management focus is on three metrics that we believe are the most critical to maximizing cash provided by operating activities. These three metrics measure the number of days of sales in receivables (DSO), and the days of cost of goods sold in inventories (DSI) and accounts payable (DSP). These metrics allow us to understand total dollar changes in the three principal components of working capital by isolating the effects of sales and production levels in the business versus management’s efforts to drive more efficient use of company funds.

The following table presents a comparison of our year-end working capital metrics and the impact of changes in efficiency and volume on accounts receivable, inventories and accounts payable:

(In days)	2007	2006	2005

Accounts receivable DSO	54.5	53.1	49.8
Inventories DSI	39.5	42.2	37.6
Accounts payable DSP	(46.6)	(44.3)	(41.3)

Year-end net days	47.4	51.0	46.1

Change in net days from prior year end	3.6	(4.9)	3.7

The 2007 year-end working capital metrics netted to a 3.6 day improvement compared to 2006 as management’s actions to reduce inventories due to a slower demand outlook and initiate vendor terms management programs offset a DSO increase of 1.4 days as customers slowed payments in light of current trends in the economy and credit market turmoil. The 2006 year-end working capital metrics netted to an unfavorable increase of 4.9 days compared to 2005 due to slower collections and higher inventories as compared to year-end 2005 when weather issues in the U.S. Gulf Coast created an unusually favorable impact on collections and inventories levels due to material shortages.

(In millions)	2007	2006

Cash provided (used) by:
Accounts receivable	$(8.9)	$23.0
Inventories	26.7	(39.6)
Accounts payable	17.8	(17.2)

	$35.6	$(33.8)

Impact of change in net days	$18.7	$(21.0)
Impact of change in sales and production levels	16.9	(12.8)

	$35.6	$(33.8)

From December 31, 2006 to December 31, 2007, $35.6 million of cash was provided by a reduction in working capital investment due to lower year-end inventories, reflecting management actions, and higher outstanding payables. In addition, inventories were favorably impacted by a $9.9 million increase in our 2007 LIFO reserve versus 2006, which is due to the inflation in the cost of raw materials in 2007, and the impact of foreign exchange. The impact

26   POLYONE CORPORATION

of LIFO and foreign exchange are shown in the impact of change in sales and production levels line item in the above table.

From December 31, 2005 to December 31, 2006, $33.8 million of cash was consumed in working capital investment driven by higher inventories and lower payables. Year-end 2005 demand was significantly above typical seasonal levels and caused a larger than expected reduction in inventories reflecting heightened customer demand following the severe storms in the U.S. Gulf Coast. Conversely, at the end of 2006, demand softened resulting in relatively higher year-end inventory levels. The decline in accounts payable was due to lower purchases during December 2006. The year-over-year change in LIFO was $14 million unfavorable.

(In millions)	2007	2006	2005

Cash Flows from Investing Activities
Capital expenditures	$(43.4)	$(41.1)	$(32.1)
Business acquisitions and related deposits, net of cash acquired	(11.2)	(1.5)	(2.7)
Proceeds from sale of assets	9.4	8.7	12.3
Proceeds from sale of investment in equity affiliate	260.5	—	—
Proceeds from sale of discontinued business, net	—	17.3	—
Net cash used by discontinued operations	—	(0.2)	(1.7)

Net cash provided (used) by investing activities	$215.3	$(16.8)	$(24.2)

Investing Activities — In 2007, we generated $215.3 million from investing activities, primarily from the proceeds that we received from the sale of our 24% interest in OxyVinyls. In a transaction related to the sale of our interest in OxyVinyls, we purchased the remaining 10% minority interest in Powder Blends, LP. Capital spending as a percentage of depreciation and amortization was 76%.

In 2006, we used $16.8 million for investing activities, primarily for capital spending in support of manufacturing operations. This use of cash was partially offset by the proceeds from the sale of our Engineered Films business. Capital spending in 2006 as a percentage of depreciation and amortization was 72%.

In 2005, we used $24.2 million for investing activities, reflecting capital spending in support of manufacturing operations, the purchase of the remaining 16% of Star Color, a Thailand-based color and additives business and the purchase of certain assets of Novatec Plastics Corporation. Star Color is included in our International Color and Engineered Materials segment, and Novatec’s assets are included in our Vinyl Business segment. This capital spending was partially offset by proceeds that we received from the sale of previously closed facilities. Capital spending as a percentage of depreciation and amortization was 63% in 2005.

(In millions)	2007	2006	2005

Cash Flows from Financing Activities
Change in short-term debt	$(0.2)	$(2.1)	$4.8
Repayment of long-term debt	(264.1)	(60.0)	(49.0)
Premium paid on early extinguishment of long-term debt	(12.8)	(4.4)	—
Proceeds from exercise of stock options	1.2	3.1	0.5

Net cash used by financing activities	$(275.9)	$(63.4)	$(43.7)

Financing Activities — Cash used by financing activities in 2007, 2006 and 2005 was primarily for the extinguishment of debt.

Discontinued Operations — Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statements of Cash Flows. The absence of future cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Balance Sheets

The following discussion focuses on material changes in balance sheet line items from December 31, 2006 to December 31, 2007 that are not discussed in the preceding “Cash Flows” section.

Pension benefits — The $42.5 million decrease in pension benefits was a result of a higher discount rate at December 31, 2007 and strong asset performance.

Other non-current liabilities — The increase of $12.1 million was primarily due to an increase of $15.8 million in non-current environmental reserves. The remaining decrease in other non-current liabilities is comprised of other less significant account changes such as employment costs, insurance accruals and other reserves.

Capital Resources and Liquidity

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations. We are not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in our liquidity decreasing to the extent that it would have a material adverse effect on our financial condition.

As of December 31, 2007, we had existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $487.9 million. As of December 31, 2007, we had used $336.7 million of these facilities, and $151.2 million was available to be drawn while remaining in compliance with all covenants associated with these facilities. As of December 31, 2007, we also had a $79.4 million cash and cash equivalents balance that

POLYONE CORPORATION   27

exceeded our typical operating cash requirements of $35 million to $40 million, adding to our available liquidity.

The following table summarizes our available and outstanding facilities at December 31, 2007:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$330.6	$—
Receivables sale facility	—	151.2
Short-term debt	6.1	—

	$336.7	$151.2

Long-Term Debt — At December 31, 2007, long-term debt totaled $330.6 million, with maturities ranging from 2008 to 2015. Current maturities of long-term debt at December 31, 2007 were $22.6 million. During 2007, we repurchased $241.4 million aggregate principal amount of our 10.625% senior notes due 2010 at a premium of $12.8 million. This premium is shown as a separate line item in the Consolidated Statements of Income. Unamortized deferred note issuance costs of $2.8 million were expensed due to this repurchase and are included in interest expense in the Consolidated Statements of Income. We also made a payment of $20.0 million of aggregate principal amount of our medium-term notes that matured during 2007. As part of our purchase of DH Compounding during the fourth quarter 2006, we issued a promissory note in the principal amount of $8.7 million, payable in 36 equal installments at a rate of 6% per annum. During 2007, we made principal payments totaling $2.8 million on this promissory note. For more information about our debt, see Note G to the Consolidated Financial Statements.

Guarantee and Agreement — We decided not to renew our revolving credit facility, and, accordingly, it expired on June 6, 2006. To replace some of the features of this expired facility, we entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., on June 6, 2006. Under this Guarantee and Agreement, we guarantee the treasury management and banking services provided to us and our subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by our inventories located in the United States.

Credit Facility — On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40 million. The credit agreement expires on March 20, 2011.

Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, we borrowed $40 million under the agreement and entered into a floating to fixed interest rate swap to January 9, 2009 resulting in an effective interest rate of 8.4%. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties.

Receivables Sale Facility — The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the receivable sale facility was amended to include up to $25.0 million of Canadian receivables, which increased the facility size to $200.0 million. The maximum proceeds that we may receive are limited to 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.4 million was used at December 31, 2007.

The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40.0 million or less. As of December 31, 2007, the fixed charge coverage ratio was 1.4 to 1 and we had not sold any accounts receivable, resulting in availability under the facility of $151.2 million.

During January 2008, we sold $59.2 million of our undivided interest in accounts receivable.

Of the capital resource facilities available to us as of December 31, 2007, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of December 31, 2007, we had not sold any accounts receivable and had guaranteed $60.9 million of our SunBelt equity affiliate’s debt.

The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2007:

	Payment Due by Period
		Less than			More than
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-term debt	$330.6	$22.6	$40.3	$217.7	$50.0
Operating leases	64.9	17.4	26.1	11.1	10.3
Standby letters of credit	11.4	11.4	—	—	—
Interest obligations(1)	120.6	26.6	48.4	34.3	11.3
Pension and post-retirement obligations(2)	205.8	33.2	55.3	49.6	67.7
Guarantees	60.9	6.1	12.2	12.2	30.4
Purchase obligations	7.9	3.6	4.3	—	—

Total	$802.1	$120.9	$186.6	$324.9	$169.7

28   POLYONE CORPORATION

(1)	Interest obligations are stated at the rate of interest that is defined by the debt instrument and take into effect any impact of rate swap agreements, assuming that the debt is paid at maturity.

(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. Based upon our interpretation of the new pension regulations, there will be minimum funding requirements in 2008 of approximately $18.2 million for our U.S. qualified defined benefit pension plans. Obligations are based on the plans’ current funded status and actuarial assumptions, and include funding requirements projected to be made to our qualified pension plans, projected benefit payments to participants in our other post-employment benefit plans, and projected benefit payments to participants in our non-qualified pension plans through 2017.

We expect that profitable operations in 2008 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2008 include net income, additional borrowings under existing loan agreements, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2008 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, debt retirements upon maturity, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be between $50 and $60 million in 2008, primarily to support strategic growth initiatives and manufacturing operations.

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

Related-Party Transactions

We purchase a substantial portion of our PVC resin and all of our VCM raw materials under supply agreements with OxyVinyls. We formerly held a 24% equity ownership in OxyVinyls. This ownership was sold on July 6, 2007 after which we no longer report related party transactions with OxyVinyls. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $17.3 million at December 31, 2006. Our total purchases of raw materials from OxyVinyls were $152 million during the six months ended June 30, 2007 and $369 million during the year ended December 31, 2006.

Off-Balance Sheet Arrangements

Receivables sale facility — We sell our accounts receivable to PolyOne Funding Corporation (PFC), a wholly-owned, bankruptcy-remote subsidiary. At December 31, 2007, accounts receivable totaling $175.8 million were sold to PFC and, as a result, they are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets. PFC in turn sells an undivided interest in these accounts receivable to certain investors and realizes proceeds of up to $200 million. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable sold to PFC. At December 31, 2007, PFC had not sold any of its undivided interests in accounts receivable. We retained an interest in the $175.8 million of trade receivables sold by us to PFC. As a result, this retained interest is included in accounts receivable on our Consolidated Balance Sheet at December 31, 2007. We believe that available funding under our receivables sale facility provides us increased flexibility to manage working capital requirements and is an important source of liquidity. For more information about our receivables sale facility, see Note I to the Consolidated Financial Statements.

Guarantee of indebtedness of others — As discussed in Note N to the Consolidated Financial Statements, we guarantee $60.9 million of unconsolidated equity affiliate debt of Sunbelt in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt guarantee matures in 2017.

Letters of credit — We maintain approximately $11.4 million of letters of credit under the receivables sale facility. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims and interest rate swap agreements.

We have no other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

Our 2008 outlook for global GDP calls for overall growth in 2008, but down about 0.5% points from the 2007 level. In North America, our outlook for 2008 GDP and industrial production growth is for a steeper year-to-year decline compared to our global outlook. Our outlooks for GDP and industrial production in North America assume continued weakness and volatility in financial markets as well as restrained demand growth from reduced consumer and business confidence. The export outlook remains vibrant, based on the co-factors of a weak dollar and the strong growth in developing nations. Current U.S. leading indicators for manufacturing and employment growth do not point toward a recession, but do anticipate weakening conditions through early 2008.

PolyOne’s primary North American markets are expected to remain in decline. The housing sector is expected to weaken further with our 2008 projection for housing starts down to approximately 1 million units, or approximately 25% less than 2007 levels, and the lowest level since 1991. Automobile and light truck sales are also projected to decline moderately from 2007 levels to below 16 million units and to the lowest level since 1997.

Eurozone economic activity is also expected to slow in 2008, with our outlook for 2008 GDP growth down from 2007 levels. Slower growth in the U.K., Germany and Spain are the leading factors that will affect us, with France projecting only a slight decline from 2007 levels largely as a result of consumer spending. Partially counterbalancing the slowing in Western Europe, Eastern Europe

POLYONE CORPORATION   29

GDP growth, although decelerating, is projected to reach approximately 5%.

Industrial production growth in China is expected to remain strong with growth of approximately 1.5 times GDP growth, even though GDP is anticipated to decline moderately to a level slightly below 10% from a rate of over 11% in 2007. India’s economy is expected to continue robust expansion although GDP is expected to decline slightly year-to-year. GDP growth in our other key Asian markets is projected between 5% and 7%.

Oil and natural gas prices are not expected to decrease substantially during 2008, with prices continuing to be sensitive to shocks and perceived or real supply volatility. Moreover, high energy and hydrocarbon feedstock costs underpin anticipated year-over-year increases in most chloro-vinyl raw materials. Ethylene and PVC resin pricing are expected to increase compared to 2007. Additionally, during 2008, significant PVC resin capacity is expected to become operational as North American producers bring announced expansion on line.

In summary, the economy is expected to affect PolyOne in several significant ways during 2008. Softness in North American construction, particularly residential, and automotive will affect products and services sold into those markets for most if not all of 2008. Continued strong growth is expected for our operations in Asia, especially China and India, and also for emerging markets for our materials and services. Relatively strong growth in our operations in Eastern Europe should continue. Western European markets will experience lower growth rates due to the strong euro and high energy costs. Globally, growth markets such as electronics and medical and new eco-friendly solutions through metal replacement or new biopolymer materials will be targeted and pursued aggressively.

We anticipate 2008 total Company sales growth in the range of 10% to 12%, including sales from our recent GLS and NHPC acquisitions, despite the likelihood of incremental degradation in the North American residential construction market. While near term economic conditions should remain challenging, we expect full-year earnings growth in 2008. Growth in our non-vinyl businesses, operating improvements and lower interest expense underpin current expectations. Beyond the broader economic conditions, raw material and energy costs remain a fluid dynamic that clearly could impact the magnitude and direction of our preliminary viewpoint.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates within the U.S., Europe or Asia or other countries where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid business disruptions;

•	any change in any agreements with product suppliers to PolyOne Distribution that prohibits PolyOne from continuing to distribute a supplier’s products to customers;

•	the successful integration of acquired businesses, including GLS Corporation;

30   POLYONE CORPORATION

•	the possibility that the degradation in the North American residential construction market is more severe than anticipated;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

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

POLYONE CORPORATION   31

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate exposure — We periodically enter into interest rate swap agreements that modify our exposure to interest rate risk by converting some of our fixed-rate obligations to floating rates. At December 31, 2007, we maintained interest rate swap agreements on five of our fixed-rate obligations in the aggregate amount of $80.0 million with a net fair value liability of $1.7 million. At December 31, 2006, we maintained interest rate swap agreements on six of our fixed-rate obligations in the aggregate amount of $100.0 million with a net fair value liability of $5.1 million. The weighted-average interest rate for these agreements was 8.8% at December 31, 2007 and 9.3% at December 31, 2006. During January 2008, four of these interest rate swap agreements in the aggregate amount of $70.0 million were unwound. There were no material changes in the market risk that we faced during 2007. For more information about our interest rate exposure, see Note C to the Consolidated Financial Statements.

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged, and are recorded as other income or expense in the Consolidated Statements of Income. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note T to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT

The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The financial statements and disclosures included in this Annual Report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2007.

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2007 and found them to be effective.

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

Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2007 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 64 of this Annual Report. This report concludes that internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ Stephen D. Newlin	/s/ W. David Wilson

Stephen D. Newlin	W. David Wilson
Chairman, President and	Senior Vice President
Chief Executive Officer	and Chief Financial Officer

February 27, 2008

32   POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders PolyOne Corporation

We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2007, and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of PolyOne Corporation and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders PolyOne Corporation

We have audited the accompanying consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Oxy Vinyls, LP (a limited partnership in which the Company had a 24% interest) have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to 2006 and 2005 amounts included for Oxy Vinyls, LP, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment” applying the modified prospective transition method effective January 1, 2006. As discussed in Note C to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 27, 2008

POLYONE CORPORATION   33

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005

Sales	$2,642.7	$2,622.4	$2,450.6
Operating costs and expenses:
Cost of sales	2,337.3	2,284.1	2,155.7
Selling and administrative	241.8	202.6	182.8
Depreciation and amortization	57.4	57.1	50.7
Income from equity affiliates and minority interest	27.7	112.0	79.9

Operating income	33.9	190.6	141.3
Interest expense	(51.4)	(66.5)	(68.1)
Interest income	4.5	3.4	1.9
Premium on early extinguishment of long-term debt	(12.8)	(4.4)	—
Other expense, net	(6.6)	(2.8)	(5.3)

Income (loss) before income taxes and discontinued operations	(32.4)	120.3	69.8
Income tax benefit (expense)	43.8	5.3	(6.6)

Income before discontinued operations	11.4	125.6	63.2
Loss from discontinued operations and loss on sale, net of income taxes	—	(2.7)	(15.3)

Net income	$11.4	$122.9	$47.9

Basic and diluted earnings (loss) per common share:
Before discontinued operations	$0.12	$1.36	$0.69
Discontinued operations	—	(0.03)	(0.17)

Basic and diluted earnings per common share	$0.12	$1.33	$0.52

Weighted average shares used to compute earnings per common share:
Basic	92.8	92.4	91.9
Diluted	93.1	92.8	92.0

Dividends declared per share of common stock	$—	$—	$—
See Notes to Consolidated Financial Statements.

34   POLYONE CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$79.4	$66.2
Accounts receivable (less allowance of $4.8 in 2007 and $5.9 in 2006)	340.8	316.4
Inventories	223.4	240.8
Deferred income tax assets	20.4	18.1
Other current assets	19.8	27.8

Total current assets	683.8	669.3
Property, net	449.7	442.4
Investment in equity affiliates	19.9	287.2
Goodwill	288.8	287.0
Other intangible assets, net	6.7	9.4
Deferred income tax assets	69.9	21.1
Other non-current assets	64.2	64.4

Total assets	$1,583.0	$1,780.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$6.1	$5.2
Accounts payable, including amounts payable to related party (see Note N)	250.5	221.0
Accrued expenses	94.4	93.1
Current portion of long-term debt	22.6	22.5

Total current liabilities	373.6	341.8
Long-term debt	308.0	567.7
Post-retirement benefits other than pensions	81.6	83.6
Pension benefits	82.6	125.1
Other non-current liabilities	87.5	75.4
Minority interest in consolidated subsidiaries	0.3	5.5

Total liabilities	933.6	1,199.1
Commitments and Contingencies (see Note N)
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2007 and 2006	1.2	1.2
Additional paid-in capital	1,065.0	1,065.7
Retained deficit	(48.5)	(59.9)
Common stock held in treasury, 29.1 shares in 2007 and 29.4 shares in 2006	(319.7)	(326.2)
Accumulated other comprehensive loss	(48.6)	(99.1)

Total shareholders’ equity	649.4	581.7

Total liabilities and shareholders’ equity	$1,583.0	$1,780.8

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION   35

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2007	2006	2005

Operating activities
Net income	$11.4	$122.9	$47.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.4	57.1	50.7
Loss on disposition of discontinued businesses and related plant phaseout charge	—	3.1	15.6
Charges for environmental remediation	48.8	2.5	0.2
Cash receipts (payments) for environmental remediation, net of insurance recoveries	(25.5)	1.8	(9.8)
Deferred income tax provision (benefit)	(57.1)	(12.9)	2.0
Premium on early extinguishment of long-term debt	12.8	4.4	—
Stock compensation expense (benefit)	4.3	4.5	(0.6)
Asset impairment charges	2.5	0.2	0.4
Companies carried at equity and minority interest:
Impairment of investment in equity affiliate	14.8	—	—
Income from equity affiliates	(42.5)	(112.0)	(79.9)
Dividends and distributions received	37.6	97.7	67.4
Contributions to pensions and other postretirement plans	(26.9)	(13.9)	(17.8)
Changes in assets and liabilities:
Accounts receivable	(8.9)	23.0	(23.6)
Inventories	26.7	(39.6)	9.3
Accounts payable	17.8	(17.2)	13.0
Increase (decrease) in sale of accounts receivable	—	(7.9)	7.9
Accrued expenses and other	(6.0)	(1.9)	(20.8)
Net cash provided (used) by discontinued operations	—	(0.1)	1.8

Net cash provided by operating activities	67.2	111.7	63.7
Investing activities
Capital expenditures	(43.4)	(41.1)	(32.1)
Business acquisitions and related deposits, net of cash acquired	(11.2)	(1.5)	(2.7)
Proceeds from sale of discontinued business, net	—	17.3	—
Proceeds from sale of assets	9.4	8.7	12.3
Proceeds from sale of investment in equity affiliate	260.5	—	—
Net cash used by discontinued operations	—	(0.2)	(1.7)

Net cash provided (used) by investing activities	215.3	(16.8)	(24.2)
Financing activities
Change in short-term debt	(0.2)	(2.1)	4.8
Repayment of long-term debt	(264.1)	(60.0)	(49.0)
Premium on early extinguishment of long-term debt	(12.8)	(4.4)	—
Proceeds from the exercise of stock options	1.2	3.1	0.5

Net cash used by financing activities	(275.9)	(63.4)	(43.7)
Effect of exchange rate changes on cash	6.6	1.9	(1.6)

Increase (decrease) in cash and cash equivalents	13.2	33.4	(5.8)
Cash and cash equivalents at beginning of year	66.2	32.8	38.6

Cash and cash equivalents at end of year	$79.4	$66.2	$32.8

See Notes to Consolidated Financial Statements.

36   POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

			Shareholders’ Equity
	Common Shares							Accumulated
		Common			Additional	Retained	Common	Other
(In millions, except per share data;	Common	Shares Held		Common	Paid-in	Earnings	Stock Held	Comprehensive
shares in thousands)	Shares	in Treasury	Total	Stock	Capital	(Deficit)	in Treasury	Income (Loss)

Balance January 1, 2005	122,192	30,480	$352.1	$1.2	$1,067.2	$(237.2)	$(339.0)	$(140.1)
Cumulative effect of adoption of FSP AUG AIR-1 as of January 1, 2005			6.5			6.5
Comprehensive income:
Net income			47.9			47.9
Translation adjustment			(9.3)					(9.3)
Adjustment of minimum pension liability, net of tax benefit of $1.0			(2.4)					(2.4)

Total comprehensive income			36.2
Stock-based compensation and benefits and exercise of options		(225)	0.1		(0.8)		1.9	(1.0)

Balance December 31, 2005	122,192	30,255	$394.9	$1.2	$1,066.4	$(182.8)	$(337.1)	$(152.8)

Comprehensive income:
Net income			122.9			122.9
Translation adjustment			12.1					12.1
Adjustment of minimum pension liability, net of tax expense of $0.3			44.6					44.6

Total comprehensive income			179.6
Adjustment to initially apply SFAS No. 158, net of tax benefit of $6.8			(2.3)					(2.3)
Stock-based compensation and benefits and exercise of options		(871)	9.5		(0.7)		10.9	(0.7)

Balance December 31, 2006	122,192	29,384	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)

Comprehensive income:
Net income			11.4			11.4
Translation adjustment			28.3					28.3
Adjustments related to SFAS No. 158:
Prior service credit recognized during year, net of tax of $1.9			(4.0)					(4.0)
Net actuarial gain occurring during year, net of tax benefit of $12.2			26.2					26.2

Total comprehensive income			61.9
Stock-based compensation and benefits and exercise of options		(325)	5.8		(0.7)		6.5	—

Balance December 31, 2007	122,192	29,059	$649.4	$1.2	$1,065.0	$(48.5)	$(319.7)	$(48.6)

See Notes to Consolidated Financial Statements.

POLYONE CORPORATION   37

Notes to Consolidated Financial Statements

Note A. DESCRIPTION OF BUSINESS

PolyOne Corporation (PolyOne or Company) is an international polymer services company with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty polyvinyl chloride (PVC) resins. PolyOne also has equity investments in manufacturers of caustic soda and chlorine, and PVC compound products and in a formulator of polyurethane compounds.

PolyOne’s operations are located primarily in the United States, Europe, Canada, Asia and Mexico. PolyOne operations are reflected in four reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution and Resin and Intermediates. All Other is comprised of the remaining operating segments and includes North American Color and Additives, North American Engineered Materials, Producer Services and Specialty Inks and Polymer Systems. See Note R for more information.

In February 2006, PolyOne sold 82% of its Engineered Films business for $26.7 million. This business is presented in discontinued operations in these financial statements. PolyOne maintains an 18% ownership interest in this business, which is reflected in the 2007 financial statements on the cost basis of accounting.

In October 2006, PolyOne purchased the remaining 50% of its equity investment in DH Compounding Company from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. DH Compounding Company is consolidated in the Consolidated Balance Sheet as of December 31, 2006, and the results of operations are included in the Consolidated Statement of Income beginning October 1, 2006. DH Compounding is included in the Producer Services operating segment.

In July 2007, PolyOne sold its 24% interest in Oxy Vinyls LP (OxyVinyls) for $261 million in cash. In a related transaction, PolyOne purchased the remaining 10% minority interest in Powder Blends, LP for $11 million in cash.

In December 2007, PolyOne completed the acquisition of the vinyl compounding business and assets of Ngai Hing PlastChem Company Ltd. (NHPC), a subsidiary of Ngai Hing Hong Company Limited, a publicly-held company listed on the Hong Kong stock exchange, for $3.3 million, net of cash received.

In January 2008, PolyOne acquired 100% of the outstanding capital stock of GLS Corporation, a global provider of specialty thermoplastic elastomer compounds for consumer, packaging and medical applications. See Note U “Subsequent Event” for more information.

Unless otherwise noted, disclosures contained in these financial statements relate to continuing operations.

Note B. DISCONTINUED OPERATIONS

In October 2003, PolyOne announced that its future focus would be on its global plastics compounding, color and additive masterbatch and PolyOne Distribution businesses to improve profitability and strengthen its balance sheet because management believed these businesses have the strongest market synergies and potential for long-term success. Consequently, the Elastomers and Performance Additives, Engineered Films and Specialty Resins businesses were targeted for divestment. In December 2003, PolyOne’s board of directors authorized management to complete and execute plans to sell these businesses. As a result, these businesses qualified for accounting treatment as discontinued operations as of December 31, 2003 under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

In February 2006, PolyOne sold 82% of the Engineered Films business to an investor group consisting of members of the operating segment’s management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. PolyOne retained an 18% ownership interest in the company. Under EITF 03-13, “Applying the Conditions in Paragraph 42 of Financial Accounting Standards Board (FASB) Statement No. 144 in Determining Whether to Report Discontinued Operations,” when a business is sold with a retained interest, the cost method of accounting is appropriate if the disposal group qualifies as a component of an entity, the selling entity has no significant influence or continuing involvement in the new entity, and the operations and cash flows of the business being sold will be eliminated from the ongoing operations of the company selling it. The Engineered Films business qualified as a component of an entity and PolyOne will have no significant influence or continuing involvement in the new entity. Activities that would be considered continuing cash flows (consisting of warehousing services and short-term transitional services) amount to less than one percent of the new entity’s corresponding costs, and for that reason are not considered significant. The operations and cash flows of the business being sold will be eliminated from the ongoing operations of PolyOne. PolyOne also considered the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and determined that the new entity is not a variable interest entity subject to consolidation. As a result, the retained minority interest investment in the Engineered Films business is reported on the cost method of accounting.

38   POLYONE CORPORATION

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

(In millions)	2006	2005

Sales:
Engineered Films	$9.6	$119.6
Pre-tax income from operations:
Engineered Films	$0.4	$0.5
Pre-tax loss on disposition of businesses:
Elastomers and Performance Additives	—	(0.7)
Engineered Films	(3.1)	(15.1)

	(2.7)	(15.3)
Income tax expense, net of valuation allowance	—	—

Loss from discontinued operations	$(2.7)	$(15.3)

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

Concentrations of Credit Risk — Financial instruments that subject PolyOne to potential credit risk are trade accounts receivable, foreign exchange contracts and interest rate swap agreements. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting PolyOne’s customer base and their distribution among many industries and geographic locations. PolyOne is exposed to credit risk with respect to forward foreign exchange contracts and interest rate swap agreements in the event of non-performance by the counter-parties to these financial instruments. Management believes that the risk of incurring material losses related to this credit risk is remote. PolyOne does not require collateral to support the financial position of its credit risks.

Sale of Accounts Receivable — PolyOne follows the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As a result, trade accounts receivable that are sold are removed from the balance sheet at the time of sale.

Inventories — Inventories are stated at the lower of cost or market. Approximately 38% and 45% of PolyOne’s inventories at December 31, 2007 and 2006 are valued using the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued using the first-in, first-out (FIFO) or average cost method.

Property and Depreciation — Property, plant and equipment is recorded at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful life of the assets, which ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding ten years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. Depreciation and amortization expense are excluded from cost of goods sold and presented separately in the Consolidated Statements of Income. Repair and maintenance costs are expensed as incurred.

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

POLYONE CORPORATION   39

consist primarily of non-contractual customer relationships, sales contracts, patents and technology, are amortized over their estimated useful lives. The remaining lives range from three to 13 years.

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

PolyOne enters into foreign currency exchange forward contracts with major financial institutions to reduce the effect of fluctuating exchange rates, primarily on foreign currency inter-company lending transactions. These contracts are not treated as hedges and, as a result, are marked to market, with the resulting gains and losses recognized as other income or expense in the Consolidated Statements of Income. Realized gains and losses on these contracts offset the foreign exchange gains and losses on the underlying transactions. PolyOne’s forward contracts have original maturities of one year or less.

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

Equity Affiliates — PolyOne accounts for its investments in equity affiliates under Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” PolyOne recognizes its proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of PolyOne’s investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred and reduce the amount of future earnings of the equity investee recognized by PolyOne. At December 31, 2007 and 2006, there were no deferred losses related to equity investees.

PolyOne recognizes impairment losses in the value of investments that management judges to be other than temporary. See Note F for more information.

Environmental Costs — PolyOne expenses costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and PolyOne’s proportionate share of the amount can be reasonably estimated.

Research and Development Expense — Research and development costs, which were $21.6 million in 2007, $20.3 million in 2006 and $19.5 million in 2005, are charged to expense as incurred.

Income Taxes — Deferred tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities, and are measured using the tax rate and laws currently in effect.

Comprehensive Income — Accumulated other comprehensive loss at December 31, 2007 and 2006 are as follows:

(In millions)	2007	2006

Foreign currency translation adjustments	$20.3	$(8.0)
Employee post-retirement benefit plans	(68.9)	(91.1)

	$(48.6)	$(99.1)

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

40   POLYONE CORPORATION

Share-Based Compensation — As of December 31, 2007, PolyOne had one active share-based employee compensation plan, which is described more fully in Note Q. Prior to January 1, 2006, PolyOne accounted for share-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of PolyOne common stock at the date of the grant over the amount an option holder must pay to acquire the common stock. Compensation cost for stock appreciation rights (SARs) was recognized upon vesting as the amount by which the quoted market value of the shares of PolyOne common stock covered by the grant exceeded the SARs specified value. On January 1, 2006, PolyOne adopted SFAS No. 123(revised 2004), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, plus (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect, nor do they include, the impact of SFAS No. 123(R). Total share-based compensation cost for the years ended December 31, 2007 and 2006, respectively, was $4.3 million and $4.5 million pre-tax.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in compensation cost for the year ended December 31, 2006 of $2.5 million on a pre-tax basis, or $0.03 per diluted share, more than what it would have been under APB No. 25.

SFAS No. 123(R) requires that the benefits of tax deductions in excess of compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow as was previously required. This requirement reduces net operating cash flows and increases net financing cash flows.

The following table illustrates the effect on net income and earnings per share as if PolyOne had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation using the fair value estimate computed by the Black-Scholes-Merton option-pricing model for the year ended December 31, 2005. The Black-Scholes-Merton option-pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including expected share price volatility.

Year Ended
December 31,
(In millions, except per share data)	2005

Net income, as reported	$47.9
Add: Total share-based employee compensation (benefit) included in reported net income, net of tax	(0.6)
Deduct: Total share-based employee compensation expense determined under the fair value-based method for all awards, net of tax	(4.1)

Pro forma net income	$43.2

Net earnings per share:
Basic and diluted — as reported	$0.52
Basic and diluted — pro forma	$0.47

SFAS No. 158 — On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 resulted in an increase of $6.4 million on a pre-tax basis and a $0.4 million decrease on an after-tax basis on the Company’s accumulated other comprehensive loss. PolyOne also recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record its proportionate share of OxyVinyls’ adoption of SFAS No. 158. The adoption of SFAS No. 158 had no effect on the Company’s compliance with the financial covenants contained in the agreements governing its debt and its receivables sales facility, and is not expected to affect the Company’s operating results in future periods.

New Accounting Pronouncements —

FASB Interpretation No. 48 — PolyOne adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) on January 1, 2007.

The net income tax assets recognized under FIN 48 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

POLYONE CORPORATION   41

PolyOne is no longer subject to U.S. income tax examinations for periods preceding 2004, and with limited exceptions, for periods preceding 2002 for foreign, state and local tax examinations.

As of December 31, 2007, PolyOne has a $6.0 million liability for uncertain tax positions. This amount relates to items under examination by foreign tax authorities related to the valuation of assets. PolyOne does not agree with the proposed adjustments and has appealed the assessments. PolyOne does not anticipate that the disputes will be resolved in the next twelve months.

During the third quarter of 2007, a foreign jurisdiction initiated an audit related to transfer pricing and the Company accrued $1.0 million for the payment of income tax and interest. The issue was resolved during the fourth quarter of 2007 and the Company paid $0.3 million for income taxes and $0.5 million for interest.

PolyOne recognizes interest and penalties related to unrecognized income tax benefits in the provision for income taxes. As of December 31, 2007, PolyOne has accrued $2.5 million of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax
Benefits
(In millions)	2007

Balance at January 1, 2007	$6.0
Additions based on tax positions related to the current year
Additions for tax positions of prior years	0.5
Reductions for tax positions of prior years	(0.2)
Settlements	(0.3)

Balance at December 31, 2007	$6.0

FASB Staff Position AUG AIR-1 — In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the first fiscal year beginning after December 15, 2006. OxyVinyls adopted FSP AUG AIR-1 in the first quarter of 2007, on a retrospective basis, and is now using the deferral method of accounting for planned major maintenance. The effect on OxyVinyls’ consolidated balance sheet at January 1, 2007 from adopting FSP AUG AIR-1 was an increase of $38.3 million in other assets, a decrease of $12.3 million in accrued liabilities, an increase of $4.2 million in minority interest and an increase of $46.4 million in partners’ capital. PolyOne’s proportionate share of its former equity investment in OxyVinyls’ operations was 24%.

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

Consolidated Statements of Income

	Year Ended December 31, 2006			Year Ended December 31, 2005
(In millions, except per share data)	As Originally Filed	Adjustment	Restated	As Originally Filed	Adjustment	Restated

Income from equity affiliates and minority interest	$111.6	$0.4	$112.0	$78.9	$1.0	$79.9
Income tax benefit (expense)	6.0	(0.7)	5.3	(6.6)	—	(6.6)
Income before discontinued operations	125.9	(0.3)	125.6	62.2	1.0	63.2
Net income	123.2	(0.3)	122.9	46.9	1.0	47.9
Basic and diluted earnings per common share Before discontinued operations	$1.36	$—	$1.36	$0.68	$0.01	$0.69
Basic and diluted earnings per share	1.33	—	1.33	0.51	0.01	0.52

Consolidated Balance Sheets

	December 31, 2006
(In millions)	As Originally Filed	Adjustment	Restated

Investment in equity affiliates	$276.1	$11.1	$287.2
Deferred income tax assets	25.0	(3.9)	21.1
Total assets	1,773.6	7.2	1,780.8
Retained deficit	(67.1)	7.2	(59.9)
Shareholders’ equity	574.5	7.2	581.7

42   POLYONE CORPORATION

The cumulative effect of the adoption of FSP AUG AIR-1 as of January 1, 2005 is a reduction to retained deficit and an increase to shareholders’ equity of $6.5 million.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2006			Year Ended December 31, 2005
(In millions)	As Originally Filed	Adjustment	Restated	As Originally Filed	Adjustment	Restated

Net income	$123.2	$(0.3)	$122.9	$46.9	$1.0	$47.9
Income from equity affiliates and minority interest	(111.6)	(0.4)	(112.0)	(78.9)	(1.0)	(79.9)
Provision (benefit) for deferred income taxes	(13.6)	0.7	(12.9)

Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB issued a proposed FASB Staff Position (FSP FAS 157-b) that would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 and it did not have a material impact on the Company’s financial statements. The Company is evaluating the effect that adoption of the deferred portion of SFAS No. 157 will have on our financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill impairment tests.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 will have no impact on the Company’s financial statements.

SFAS No. 141 (revised 2007) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the effect that adoption will have on its 2009 financial statements.

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

Reclassification — Certain amounts for 2006 and 2005 have been reclassified to conform to the 2007 presentation. During 2007, PolyOne changed its reportable segments. As a result, PolyOne’s segment disclosures for 2006 and 2005 have been restated to conform with the changes made in 2007.

Note D. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill, other than for new acquisitions, during the years ended December 31, 2007 and 2006.

As of December 31, 2007, PolyOne had $288.8 million of goodwill that resulted from acquiring businesses. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. PolyOne has elected July 1 as its annual assessment date.

Goodwill as of December 31, 2007 and 2006, by operating segment, was as follows:

	December 31,	December 31,
(In millions)	2006	2007

Vinyl Business	$181.4	$179.6
International Color and Engineered Materials	72.0	72.0
Specialty Inks and Polymer Systems	33.8	33.8
PolyOne Distribution	1.6	1.6

Total	$288.8	$287.0

PolyOne uses a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of its reporting units. Absent an indication of fair value from a potential

POLYONE CORPORATION   43

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

The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s five-year to ten-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections.

SFAS No. 142 requires that this assessment be performed at the “reporting unit” level. At July 1, 2007, PolyOne had three reporting units, consistent with PolyOne’s operating segments, that had a significant amount of goodwill: Vinyl Compounds, International Color and Engineered Materials, and Polymer Coating Systems. Under the provisions of SFAS No. 142, these three reporting units were tested for impairment as of July 1, 2007. The average fair values of the market approach and income approach exceeded the carrying value of Vinyl Business, International Color and Engineered Materials, and Polymer Coating Systems by 52%, 8% and 24%, respectively, as of July 1, 2007.

As a result of the reorganization of the Company’s segments discussed further in Notes A and R, on October 1, 2007, PolyOne had four reporting units that had a significant amount of goodwill: Vinyl Compounds, Specialty Coatings, International Color and Engineered Materials and Specialty Inks and Polymer Systems. PolyOne performed an interim assessment of goodwill on the two new reporting units — Specialty Coatings and Specialty Inks and Polymer Systems. The average fair values of the market approach and income approach exceeded the carrying value of Specialty Coatings and Specialty Inks and Polymer Systems by 17% and 31%, respectively, as of October 1, 2007.

Even though PolyOne determined that there was no additional goodwill impairment as of the July 1, 2007 annual assessment nor as of the October 1, 2007 interim assessment, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on July 1, 2008.

Information regarding other intangible assets follows:

	As of December 31, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(6.7)	$—	$1.9
Sales contract	11.4	(10.0)	—	1.4
Patents, technology and other	4.7	(2.7)	1.4	3.4

Total	$24.7	$(19.4)	$1.4	$6.7

	As of December 31, 2006
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(6.1)	$—	$2.5
Sales contract	9.6	(9.1)	—	0.5
Patents, technology and other	8.0	(2.9)	1.3	6.4

Total	$26.2	$(18.1)	$1.3	$9.4

There were no indefinite-lived intangible assets as of December 31, 2007 and 2006.

Amortization of other intangible assets was $2.1 million for the year ended December 31, 2007, $2.1 million for the year ended December 31, 2006 and $2.7 million for the year ended

44   POLYONE CORPORATION

December 31, 2005. Amortization expense for each of the next five years is expected to be approximately $1.5 million per year.

The carrying values of intangible assets and other investments are adjusted to fair value based on estimated net future cash flows as a result of an evaluation done each year end, or more often when indicators of impairment exist. During 2007, an impairment charge of $2.5 million was recorded against the carrying value of certain patents and technology agreements and is included in “Selling and administrative” in the Consolidated Statements of Income. No impairment charges were recorded in 2006 or 2005.

Note E. EMPLOYEE SEPARATION AND PLANT PHASEOUT

Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs.

Employee separation costs include salary continuation benefits, medical coverage and outplacement assistance and are based on a formula that takes into account each individual employee’s base compensation and length of service. These costs are recorded in the Consolidated Statements of Income on the lines “Cost of sales” and “Selling and administrative.” PolyOne maintains a severance plan that provides specific benefits to all employees (except those who are employed under collective bargaining agreements) who lose their jobs due to reduction in workforce or job elimination initiatives, or from closing manufacturing facilities. Collective bargaining employees are covered under the terms of each specific agreement. The amount is determined separately for each employee and is recognized at the date the employee is notified if the expected termination date will be within 60 days of notification or is accrued on a straight-line basis over the period from the notification date to the expected termination date if the termination date is more than 60 days after the notification date.

Plant phaseout costs include the impairment of property, plant and equipment at manufacturing facilities, and the resulting write-down of the carrying value of these assets to fair value, which represents management’s best estimate of the net proceeds to be received for the assets to be sold or scrapped, less any costs to sell. These costs are recorded in the Consolidated Statements of Income on the lines “Cost of sales” and “Selling and administrative.” Plant phaseout costs also include cash facility closing costs and lease termination costs. Assets transferred to other PolyOne facilities are transferred at net book value.

Plant phaseout costs associated with discontinued operations are included in the Consolidated Statements of Income on the line “Loss from discontinued operations and loss on sale, net of income taxes.” Plant phaseout costs for continuing operations relate to the Vinyl Business, North American Color and Additives, and North American Engineered Materials operating segments, and for discontinued operations relate to the Engineered Films and the Elastomers and Performance Additives businesses. Employee separation and plant phaseout costs associated with continuing operations are reflected on the line “Corporate and eliminations” in Note R, “Segment Information.”

2005 Activity — Employee separation and plant phaseout costs for 2005 were $5.5 million of which $3.6 million and $1.9 million was included in Costs of sales and Selling and administrative in the Consolidated Statements of Income, respectively.

Operating income includes a $2.5 million charge to be paid pursuant to the terms of an October 6, 2005 separation agreement (2005 Separation Agreement) between PolyOne and Thomas A. Waltermire as the President, Chief Executive Officer and a Director. The amounts accrued at December 31, 2005 are expected to be paid out through 2008.

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

2006 Activity — Cost of sales includes a $0.5 million charge related to the November 2006 announcement to move the latex product manufacturing business located at the Company’s Commerce, California facility to its Massillon, Ohio location to better serve customers. The six employees affected by this relocation were terminated by February 28, 2007.

Cost of sales also includes an additional $0.6 million charge to complete the separation of the 22 remaining employees from the November 2005 announcement to close the Manchester, England color additives facility.

Fully offsetting these charges was a net gain of $1.1 million, $0.9 million of which was included in Cost of sales and $0.2 million in Selling and administrative, from the sale of facilities that were previously identified as part of the Company’s plant phaseout activities.

During 2006, the Company paid $1.2 million under the 2005 Separation Agreement.

2007 Activity — Employee separation and plant phaseout costs for 2007 were $2.2 million of which $1.4 million and $0.8 million was included in Costs of sales and Selling and administrative in the Consolidated Statements of Income, respectively.

During 2007, the Company recognized and paid $0.4 million in employee separation charges related to 33 employees involved in

POLYONE CORPORATION   45

the restructuring of its manufacturing facility in St. Peters, Missouri, part of the North American Color and Additives operating segment.

The closure and exit from the Company’s Commerce, California facility was completed in the first quarter of 2007, during which the Company paid $0.1 million in employee separation charges and $0.1 million in plant phase-out costs.

During 2007, charges related to three executive severance agreements in the amount of $0.6 million were recognized. During 2007, the Company paid $0.9 million for executive severance. Accrued executive severance costs at December 31, 2007 are $1.0 million and are expected to be paid over the next 12 months.

In September 2007, PolyOne announced the closure of two manufacturing lines at its Avon Lake, Ohio facility. Non-cash charges of $0.5 million were recorded to adjust the carrying value of certain assets to their net realizable value. In addition, during the third quarter of 2007, severance costs of $0.4 million for seven employees at the Avon Lake and other facilities were recorded of which $0.1 million were paid in 2007 and the remaining $0.3 million of costs are expected to be paid over the next 12 months.

In addition, during 2007, $0.3 million of other non-cash charges were incurred as the Company adjusted previous carrying values of assets held for sale.

Note F. FINANCIAL INFORMATION OF EQUITY AFFILIATES

On July 6, 2007, PolyOne sold its 24% interest in OxyVinyls, a manufacturer and marketer of PVC resins, for cash proceeds of $261 million.

The following table presents OxyVinyls’ summarized financial results for the periods indicated:

	Six Months Ended
	June 30,
(In millions)	2007	2006	2005

OxyVinyls:
Net sales	$1,107.4	$2,476.0	$2,502.0
Operating income	$11.6	$274.8	$200.3
Partnership income (loss) as reported by OxyVinyls	$(2.0)	$246.2	$134.0
PolyOne’s ownership of OxyVinyls	24%	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings (loss)	(0.5)	59.1	32.2
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.3	0.6	0.6

Earnings (loss) of equity affiliate recorded by PolyOne	$(0.2)	$59.7	$32.8

Summarized balance sheet as of December 31:
(In millions)	2006

Current assets	$382.4
Non-current assets	1,293.1

Total assets	1,675.5

Current liabilities	238.8
Non-current liabilities	294.5

Total liabilities	533.3

Partnership capital	$1,142.2

OxyVinyls’ income during 2005 includes a charge for the impairment of a previously idled chlor-alkali facility, of which PolyOne’s share was $22.9 million.

The Company recorded an impairment of $14.8 million on its OxyVinyls investment during the second quarter of 2007 due to an other than temporary decline in value. It is included in the Income from equity affiliates and minority interest caption in the Consolidated Statement of Income. The impairment is not reflected in the equity affiliate earnings above because it is excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker (See Note R — Segment Information).

SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of PolyOne’s equity investments and is reported within the Resin and Intermediates segment. PolyOne owns 50% of SunBelt. The remaining 50% of SunBelt is owned by Olin SunBelt Inc., a wholly owned subsidiary of the Olin Corporation.

Summarized financial information for SunBelt follows:

(In millions)	2007	2006	2005

SunBelt:
Net sales	$180.6	$186.7	$167.0
Operating income	$91.3	$104.3	$92.2
Partnership income as reported by SunBelt	$82.0	$94.6	$81.3
PolyOne’s ownership of SunBelt	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$41.0	$47.3	$40.7

Summarized balance sheet as of December 31:
(In millions)	2007	2006

Current assets	$27.8	$25.1
Non-current assets	109.6	113.7

Total assets	137.4	138.8

Current liabilities	21.0	22.1
Non-current liabilities	109.7	121.9

Total liabilities	130.7	144.0

Partnership interest (deficit)	$6.7	$(5.2)

OxyVinyls purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine that is produced by SunBelt up to a maximum of 250,000 tons per year at market price, less a discount. OxyVinyls’ chlorine purchases from SunBelt were

46   POLYONE CORPORATION

$33.9 million in 2007 through its disposition date of July 6, 2007 and $72.2 million for the year ended December 31, 2006.

On October 1, 2006, PolyOne purchased the remaining 50% interest in DH Compounding Company from a subsidiary of The Dow Chemical Company. DH Compounding Company is now fully consolidated in the financial statements of PolyOne. Prior to the acquisition of DH Compounding Company, it was accounted for as an equity affiliate and was reflected in All Other together with BayOne Urethane Systems, L.L.C equity affiliate (owned 50% and included in the Specialty Inks and Polymer Systems operating segment). The Vinyl Business operating segment includes the Geon/Polimeros Andinos equity affiliate (owned 50%).

Combined summarized financial information for these equity affiliates follows. The amounts shown represent the entire operations of these businesses. DH Compounding is included in the following table up to the time of its consolidation into PolyOne on October 1, 2006. An asset write-down of $1.6 million was recorded in the third quarter of 2007 against the carrying value of certain inventory, accounts receivable and intangible assets of our Geon/Polimeros equity affiliate in Colombia. The impairment is not reflected in the following equity affiliate earnings because it is excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker (See Note R — Segment Information).

(In millions)	2007	2006

Net sales	$116.8	$122.9
Operating income	$8.1	$12.0
Net income	$6.5	$10.7

(In millions)	2007	2006

Summarized balance sheet as of December 31:
Current assets	$37.0	$30.7
Non-current assets	14.6	14.0

Total assets	$51.6	$44.7

Current liabilities	$32.2	$28.7
Non-current liabilities	3.1	2.7

Total liabilities	$35.3	$31.4

Note G. FINANCING ARRANGEMENTS

Long-term debt at December 31 consisted of the following:

(In millions)	2007	2006

10.625% senior notes due 2010	$—	$241.4
8.875% senior notes due 2012	199.2	199.1
7.500% debentures due 2015	50.0	50.0
Medium-term notes — interest rates from 6.52% to 7.16% with a weighted average rate of 6.76% and 6.83% at December 31, 2007 and 2006, respectively — due between 2008 and 2011	76.1	91.7
6.0% promissory note due in equal monthly installments through 2009	5.3	8.0

Total long-term debt	$330.6	$590.2
Less current portion	22.6	22.5

Total long-term debt, net of current portion	$308.0	$567.7

Aggregate maturities of long-term debt for the next five years are: 2008 — $22.6 million; 2009 — $21.5 million; 2010 — $18.8 million; 2011 — $18.5 million; 2012 — $199.2 million; and thereafter — $50.0 million.

During 2006, PolyOne issued a promissory note in the principal amount of $8.7 million, payable in 36 equal installments at a rate of 6% per annum. This promissory note resulted from the purchase of the remaining 50% interest in DH Compounding Company. For further discussion of this purchase, see Note A.

During 2007 and 2006, PolyOne repurchased $241.4 million and $58.6 million aggregate principal amounts of its 10.625% senior notes at premiums of $12.8 million and $4.4 million, respectively. The premium is shown as a separate line item in the Consolidated Statements of Income. Unamortized deferred note issuance costs of $2.8 million and $0.8 million were expensed due to this repurchase and are included in interest expense in the Consolidated Statements of Income in 2007 and 2006, respectively. Also, during 2007 and 2006, $20.0 million and $0.7 million of aggregate principal amount of PolyOne’s medium-term notes became due and were paid, respectively.

As of December 31, 2007, PolyOne’s secured borrowings were not at levels that would trigger the security provisions of the indentures governing its senior notes and debentures and its guarantee of the SunBelt notes. See Note N.

Guarantee Agreement — PolyOne decided not to renew its revolving credit facility, and, accordingly, it expired on June 6, 2006. To replace some of the features of this expired facility, PolyOne entered into a definitive Guarantee and Agreement with Citicorp USA, Inc. on June 6, 2006. Under this Guarantee and Agreement, PolyOne guarantees the treasury management and banking services provided to it and its subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by PolyOne’s inventories located in the United States.

POLYONE CORPORATION   47

The weighted-average interest rate on short-term borrowings was 6.0% at December 31, 2007 and 4.9% at December 31, 2006. Total interest paid on long-term and short-term borrowings was $45.7 million in 2007, $62.2 million in 2006 and $63.5 million in 2005.

PolyOne is exposed to market risk from changes in interest rates on debt obligations. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. At December 31, 2007, PolyOne maintained interest rate swap agreements on five of its fixed-rate obligations in the aggregate amount of $80.0 million with a net fair value liability of $1.7 million. At December 31, 2006, PolyOne maintained interest rate swap agreements on six of its fixed-rate obligations in the aggregate amount of $100.0 million with a net fair value liability of $5.1 million. The weighted-average interest rate for these agreements was 8.8% at December 31, 2007 and 9.3% at December 31, 2006. During January 2008, four of these interest rate swap agreements in the aggregate amount of $70.0 million were unwound.

The following table shows the interest rate impact of the swap agreements during 2007 and 2006:

	Effective	Effective
	Interest Rate	Interest Rate
	during 2007	during 2006

$80.0 million of medium-term notes with a weighted-average interest rate of 6.76%	9.5%	—
$100.0 million of medium-term notes with a weighted-average interest rate of 6.83%	—	8.8%

Note H. LEASING ARRANGEMENTS

PolyOne leases certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $20.9 million in 2007, $20.5 million in 2006 and $19.3 million in 2005.

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year at December 31, 2007 were as follows: 2008 — $17.4 million; 2009 — $14.3 million; 2010 — $11.8 million; 2011 — $6.4 million; 2012 — $4.7 million; and thereafter — $10.3 million.

Note I. SALE OF ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consist of the following:

(In millions)	2007	2006

Trade accounts receivable	$169.8	$160.7
Retained interest in securitized accounts receivable	175.8	161.6
Allowance for doubtful accounts	(4.8)	(5.9)

	$340.8	$316.4

Under the terms of its receivables sale facility, PolyOne may sell up to $200.0 million of its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, bankruptcy-remote subsidiary. PFC, in turn, may sell an undivided interest in these accounts receivable to certain investors. As of December 31, 2007, $151.2 million was available. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the Company entered into a Canadian receivables purchase agreement which increased the facility by $25.0 million to $200.0 million.

At December 31, 2007 and 2006, accounts receivable totaling $175.8 million and $161.6 million, respectively, were sold by PolyOne to PFC. The maximum proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At December 31, 2007 and December 31, 2006 PFC had not sold any of its undivided interests in accounts receivable.

PolyOne retained an interest in the difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interest sold by PFC as of December 31, 2007 and 2006. As a result, the interest retained by PolyOne is $175.8 million and $161.6 million and is included in accounts receivable on the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively.

The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million limit under the facility, of which $11.4 million was used at December 31, 2007. Continued availability of the receivables sale facility depends upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of December 31, 2007, PolyOne was in compliance with these covenants.

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

PolyOne also services the underlying accounts receivable and receives a service fee of 1% per annum on the average daily amount of the outstanding interests in its receivables. The net discount and other costs of the receivables sale facility are included in other expense, net in the Consolidated Statements of Income.

48   POLYONE CORPORATION

Note J. INVENTORIES

Components of inventories are as follows:

	December 31,	December 31,
(In millions)	2007	2006

At FIFO or average cost, which approximates current cost:
Finished products and in process	$169.5	$165.4
Raw materials and supplies	100.1	111.7

	269.6	277.1
Reserve to reduce certain inventories to LIFO cost basis	(46.2)	(36.3)

	$223.4	$240.8

Note K. PROPERTY

	December 31,	December 31,
(In millions)	2007	2006

Land and land improvements	$40.3	$39.8
Buildings	271.8	263.2
Machinery and equipment	903.6	854.9

	1,215.7	1,157.9
Less accumulated depreciation and amortization	(766.0)	(715.5)

	$449.7	$442.4

Depreciation expense was $55.3 million in 2007, $55.0 million in 2006 and $48.0 million in 2005.

Note L. OTHER BALANCE SHEET LIABILITIES

	Accrued Expenses		Non-current Liabilities
	December 31,		December 31,
(In millions)	2007	2006	2007	2006

Employment costs	$46.4	$49.5	$13.1	$12.7
Environmental	13.5	5.0	70.3	54.5
Taxes	2.8	7.6	—	—
Post-retirement benefits	9.9	9.3	—	—
Interest	3.6	6.9	—	—
Pension	4.7	4.5	—	—
Employee separation and plant phaseout	1.3	1.5	—	—
Insurance accruals	0.3	0.1	2.1	1.7
Other	11.9	8.7	2.0	6.5

	$94.4	$93.1	$87.5	$75.4

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

PolyOne also sponsors several unfunded defined-benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. As of April 1, 2006, all post-retirement health care plans are contributory. Retiree contributions are adjusted periodically, and these plans contain other cost-sharing features such as a maximum cap on the Company’s cost, deductibles and cost sharing. Life insurance plans are generally non-contributory. Only certain employees hired prior to December 31, 1999 are eligible to participate in the Company’s subsidized post-retirement health care and life insurance plans.

PolyOne uses December 31 as the measurement date for all of its plans. Effective December 31, 2007, PolyOne adopted the RP-2000 projected by scale AA to 2008 mortality table to better estimate the future liabilities under its defined-benefit pension plans.

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

POLYONE CORPORATION   49

The following table illustrates the impact of the adoption of SFAS No. 158 on a pre-tax basis at December 31, 2006:

	Pension	Health Care
(In millions)	Benefits	Benefits

Before application of SFAS No. 158:
Assets
Prepaid cost	$61.6	$—
Intangible assets	0.1	—
Deferred income taxes	35.2	32.3

Liabilities and shareholders’ equity
Liability for pension benefits	167.5	109.6
AOCI	(124.4)	—
Total shareholders’ equity	(124.4)	—
Adjustments:
Assets
Prepaid cost	$(60.9)	$—
Intangible assets	(0.1)	—
Deferred income taxes	0.6	6.2

Liabilities and shareholders’ equity
Liability for pension benefits	(37.9)	(16.7)
AOCI	(23.1)	16.7
Change in AOCI related to adoption of SFAS No. 158 of equity affiliate	—	(2.7)
Total shareholders’ equity	(23.1)	14.0
After application of SFAS No. 158:
Assets
Prepaid cost	$0.7	$—
Intangible assets	—	—
Deferred income taxes	35.8	38.5

Liabilities and shareholders’ equity
Liability for pension benefits	129.6	92.9
AOCI	(147.5)	16.7
Change in AOCI related to adoption of SFAS No. 158 of equity affiliate	—	(2.7)
Total shareholders’ equity	(147.5)	14.0

50   POLYONE CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined-benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2007	2006	2007	2006

Change in benefit obligation:
Projected benefit obligation — beginning of year	$514.9	$536.6	$92.9	$102.6
Service cost	1.1	1.1	0.4	0.4
Interest cost	30.1	29.4	5.2	5.1
Participant contributions	—	—	5.6	6.3
Benefits paid	(36.8)	(36.5)	(12.1)	(14.9)
Plan amendments/settlements	0.1	1.1	—	—
Change in discount rate and other	(22.3)	(16.8)	(0.5)	(6.6)

Projected benefit obligation — end of year	$487.1	$514.9	$91.5	$92.9
Projected salary increases	18.0	23.0	—	—

Accumulated benefit obligation	$469.1	$491.9	$91.5	$92.9

Change in plan assets:
Plan assets — beginning of year	$386.0	$370.0	$—	$—
Actual return on plan assets	30.9	46.2	—	—
Company contributions	20.4	5.3	6.5	8.6
Plan participants’ contributions	—	—	5.6	6.3
Benefits paid	(36.8)	(36.5)	(12.1)	(14.9)
Other	0.8	1.0	—	—

Plan assets — end of year	$401.3	$386.0	$—	$—

Under-funded status at end of year	$(85.8)	$(128.9)	$(91.5)	$(92.9)

Plan assets of $401.3 million and $386.0 million at December 31, 2007 and 2006, respectively, relate to PolyOne’s funded pension plans that have an accumulated benefit obligation (ABO) of $428.7 million and $443.3 million at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, PolyOne is 90% and 83% funded, respectively, in regards to these plans and their respective projected benefit obligation.

Amounts included in the Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2007	2006	2007	2006

Other non-current assets	$1.5	$0.7	$—	$—
Current liabilities	$4.7	$4.5	$9.9	$9.3
Long-term liabilities	$82.6	$125.1	$81.6	$83.6

Amounts recognized in AOCI:

	Pension Benefits		Health Care Benefits
(In millions)	2007	2006	2007	2006

Net loss	$115.3	$148.1	$22.2	$25.1
Prior service credit	(0.5)	(0.6)	(36.0)	(41.8)
Equity affiliate	—	—	—	2.7

	$114.8	$147.5	$(13.8)	$(14.0)

POLYONE CORPORATION   51

Change in AOCI under SFAS No. 158:

	Pension Benefits		Health Care Benefits
(In millions)	2007	2006	2007	2006

AOCI in prior year	$147.5	$169.0	$(14.0)	$—
Prior service credit recognized during year	0.1	—	5.8	—
Net loss recognized during the year	(9.9)	—	(1.7)	—
Net loss occurring in the year	(22.9)	—	(1.5)	—
Decrease prior to SFAS No. 158	—	(44.9)	—	—
Increase (decrease) due to adoption of SFAS No. 158		23.1	—	(16.7)
Increase due to Equity affiliate’s adoption of SFAS No. 158	—	—	—	2.7
Decrease related to sale of sale of equity affiliate	—	—	(2.7)	—
Other adjustments	—	0.3	0.3	—

AOCI in current year	$114.8	$147.5	$(13.8)	$(14.0)

As of December 31, 2007 and 2006, PolyOne had plans with a projected benefit obligation and an accumulated benefit obligation in excess of the related plan assets. Information for these plans follows:

	Pension Benefits		Health Care Benefits
(In millions)	2007	2006	2007	2006

Projected benefit obligation	$471.1	$512.8	$91.5	$92.9
Accumulated benefit obligation	453.2	490.0	91.5	92.9
Fair value of plan assets	383.8	383.3	—	—

	Pension Benefits			Health Care Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.78%	6.07%	5.66%	6.61%	6.02%	5.56%
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	10%	11%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2015	2013	2012

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.4	$(0.3)
Effect on post-retirement benefit obligation	6.6	(5.5)

An expected return on plan assets of 8.5% will be used to calculate the 2008 pension expense. The expected long-term return rate on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns.

52   POLYONE CORPORATION

The following table summarizes the components of net period benefit cost that was recognized during each of the years in the three-year period ended December 31, 2007. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(Dollars in millions)	2007	2006	2005	2007	2006	2005

Components of net periodic benefit costs:
Service cost	$1.1	$1.1	$1.3	$0.4	$0.4	$0.4
Interest cost	30.1	29.4	28.9	5.2	5.1	5.9
Expected return on plan assets	(31.8)	(30.2)	(31.7)	—	—	—
Amortization of net loss	9.6	13.3	13.0	1.7	1.6	1.2
Curtailment and settlement charges	0.3	—	0.4	—	—	—
Amortization of prior service credit	(0.1)	—	—	(5.8)	(5.8)	(4.5)

	$9.2	$13.6	$11.9	$1.5	$1.3	$3.0

	Pension Benefits			Health Care Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.07%	5.66%	5.58%	6.02%	5.56%	5.43%
Expected long-term return on plan assets	8.50%	8.50%	8.75%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	10%	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2013	2012	2011

The amortization amounts expected to be recognized during the year ended December 31, 2008 are as follows:

(In millions)	Pension Benefits	Health Care Benefits

Amount of net prior service credit	$(0.1)	$(5.7)
Amount of net loss	$6.0	$1.3

PolyOne’s pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. PolyOne’s expected portfolio asset mix also considers the duration of plan liabilities and historical and expected returns of the asset investments. PolyOne’s pension asset investment allocation guidelines are to invest 40% to 75% in equity securities, 15% to 40% in debt securities (including cash equivalents) and 8% to 22% in alternative investments. These alternative investments include funds of multiple asset investment strategies and funds of hedge funds. PolyOne adjusts its investment allocations during the year through re-balancing the portfolio as the Company makes contributions to the pension assets and determines which investment classes should be liquidated to fund pension obligations.

PolyOne’s weighted-average asset allocations at December 31, 2007 and 2006 were as follows:

	Plan Assets at
	December 31,
Asset Category	2007	2006

Equity securities	64%	62%
Debt securities	15	17
Other	21	21

	100%	100%

The estimated future benefit payments for PolyOne’s pension and health care plans are as follows:

			Medicare
	Pension	Health Care	Part D
(In millions)	Benefits	Benefits	Subsidy

2008	$35.8	$9.9	$1.6
2009	36.2	10.1	1.7
2010	36.8	10.1	1.7
2011	36.5	10.1	1.8
2012	36.8	10.0	1.8
2013 through 2017	192.8	45.6	7.9

The Company currently estimates that 2008 employer contributions will be $23.3 million to all qualified and nonqualified pension plans and $9.9 million to all health care benefit plans. The Company anticipates that it will make a payment of approximately $18.2 million to its U.S. qualified defined-benefit plans in 2008. This amount is included in the total estimate of $23.3 million to all of the Company’s qualified and non-qualified pension plans.

POLYONE CORPORATION   53

PolyOne sponsors a voluntary retirement savings plan (RSP). Under the provisions of this plan, eligible employees receive defined Company contributions of 2% of their eligible earnings plus they are eligible for Company matching contributions based on the first 6% of their eligible earnings contributed to the plan. In addition, PolyOne may make discretionary contributions to this plan for eligible employees based on a specific percentage of each employee’s compensation.

Following are PolyOne’s contributions to the RSP:

(In millions)	2007	2006	2005

Retirement savings match	$5.7	$5.4	$5.1
Defined retirement benefit	4.9	4.7	4.8

	$10.6	$10.1	$9.9

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

The environmental obligation at the site arose as a result of an agreement by PolyOne’s predecessor, The Geon Company, at the time of its spin-off from Goodrich Corporation in 1993, to indemnify Goodrich Corporation for environmental costs at the site. Neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. Subject to applicable insurance recoveries, PolyOne recorded a charge of $15.6 million and made payments, net of related receipts of $18.8 million, in 2007 for past remediation activities related to these Court rulings.

Based on these same Court rulings and the settlement agreement, PolyOne adjusted its environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in a charge of $28.8 million in 2007. The confidential settlement agreement provides a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. PolyOne will adjust its environmental reserve in the future, consistent with any such future allocation of costs.

Based on estimates prepared by its environmental engineers and consultants, PolyOne had accruals, totaling $83.8 million at December 31, 2007 and $59.5 million at December 31, 2006 to cover probable future environmental expenditures relating to previously contaminated sites. These accruals are included in “Accrued expenses” and “Other non-current liabilities” on the Consolidated Balance Sheets. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the accrued amount at December 31, 2007. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. These remediation costs are expected to be paid over the next 30 years. Including the $15.6 million charge related to the settlement agreement and the $28.8 million reserve adjustment discussed above, for 2007, 2006 and 2005, PolyOne incurred environmental expense of $48.8 million, $2.5 million and $0.2 million, respectively, of which $48.8 million in 2007, $2.5 million in 2006 and $0.9 million in 2005 related to inactive or formerly owned sites. Environmental expense is presented net of insurance recoveries of $8.1 million in 2006 and $2.2 million in 2005 and is included in “Cost of sales” on the Consolidated Statements of Income. There were no insurance recoveries during 2007. The insurance recoveries all relate to inactive or formerly owned sites.

Guarantees — PolyOne guarantees $60.9 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in 2017.

Related-Party Transactions — PolyOne purchases a substantial portion of its PVC resin and all of its vinyl chloride monomer (VCM) raw materials under supply agreements with OxyVinyls. PolyOne has also entered into various service agreements with OxyVinyls. PolyOne sold its 24% equity interest in OxyVinyls on July 6, 2007. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled $17.3 million at December 31, 2006 and $28.0 million at December 31, 2005. Purchases of raw materials from OxyVinyls were $368 million during 2005 and $369 million during 2006 and $152 million for the six months ended June 30, 2007.

54   POLYONE CORPORATION

Note O. OTHER EXPENSE, NET

(In millions)	2007	2006	2005

Currency exchange loss	$(5.0)	$(1.3)	$(0.1)
Foreign exchange contracts gain	0.7	1.1	0.6
Discount on sale of trade receivables	(2.0)	(1.9)	(5.5)
Retained post-employment benefit cost related to discontinued operations	—	—	(1.3)
Other income (expense), net	(0.3)	(0.7)	1.0

	$(6.6)	$(2.8)	$(5.3)

Note P. INCOME TAXES

Income (loss) before income taxes and discontinued operations consists of the following:

(In millions)	2007	2006	2005

Domestic	$(57.7)	$101.9	$53.6
Foreign	25.3	18.4	16.2

	$(32.4)	$120.3	$69.8

A summary of income tax benefit (expense) follows:

(In millions)	2007	2006	2005

Current:
Federal	$(3.3)	$(2.5)	$(0.3)
State	(3.2)	(2.2)	(0.7)
Foreign	(6.8)	(2.9)	(3.6)

Total current	$(13.3)	$(7.6)	$(4.6)
Deferred:
Federal	$55.3	$13.5	$—
State	2.6	1.6	—
Foreign	(0.8)	(2.2)	(2.0)

Total deferred	$57.1	$12.9	$(2.0)

Total tax benefit (expense)	$43.8	$5.3	$(6.6)

Our effective tax rate was a benefit of 135.2%, a benefit of 4.4% and a provision of 9.5% for the years ended December 31, 2007, 2006 and 2005, respectively. The following table provides a reconciliation of our income tax benefit (provision) at the statutory federal rate to our actual income tax benefit (provision) for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005

Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State tax, net of federal benefit	(1.2)	(1.2)	(0.7)
Provision for repatriation of foreign earnings	—	(8.7)	(2.0)
Differences in rates of foreign operations	4.9	1.2	0.1
Other, net	(0.7)	(1.4)	(3.0)

	38.0%	(45.1)%	(40.6)%
Impact from sale of interest in OxyVinyls	97.2	—	—
Valuation allowance	—	49.5	31.1

Effective income tax rate	135.2%	4.4%	(9.5)%

During the third quarter of 2007, as part of the sale of the 24% interest in OxyVinyls, the Company recognized a deferred tax benefit of $31.5 million that was related to the temporary difference between the tax basis and book basis of the investment.

In 2005, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the valuation allowance was reduced $21.7 million for the use of net operating loss carryforwards. In 2006, the valuation allowance was reduced $44.3 million for the use of net operating loss carryforwards and $15.4 million associated with changes in accumulated other comprehensive income related to the pension and post-retirement health care liabilities. In addition, in 2006, as a result of the improved actual and projected earnings and the actual and projected use of the deferred tax assets, it was determined that it was more likely than not that the deferred tax assets would be realized and we reversed the remaining $15.1 million of the valuation allowance through the income statement. Income taxes in 2007 were recorded without regard to any domestic deferred tax valuation allowance.

Components of PolyOne’s deferred tax liabilities and assets at December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006

Deferred tax liabilities:
Tax over book depreciation	$40.8	$45.9
Intangibles	5.6	5.0
Equity investments	1.9	122.0
Other, net	8.9	7.3

Total deferred tax liabilities	$57.2	$180.2

Deferred tax assets:
Post-retirement benefits other than pensions	$36.5	$38.5
Employment cost and pension	26.8	39.9
Environmental	28.9	20.8
Net operating loss carryforward	23.2	94.1
State taxes	3.3	1.6
Alternative minimum tax credit carryforward	12.2	8.5
Foreign net operating losses and tax credit carryforward	2.4	1.4
Other, net	16.6	16.0

Total deferred tax assets	$149.9	$220.8
Tax valuation allowance	(2.4)	(1.4)

Net deferred tax assets	$90.3	$39.2

PolyOne provided for U.S. federal and foreign withholding tax on $22.0 million, or 9%, of foreign subsidiaries’ undistributed earnings as of December 31, 2007. Undistributed earnings for which no federal or foreign withholding tax has been provided are intended to be reinvested indefinitely and it is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

PolyOne paid income taxes, net of refunds, of $18.3 million in 2007, $9.0 million in 2006 and $10.2 million in 2005. PolyOne has a U.S. net operating loss carryforward of $66.3 million, of which $65.7 million will expire in 2024. In addition, PolyOne has an

POLYONE CORPORATION   55

alternative minimum tax credit carryforward of $12.2 million that has no expiration date.

NOTE Q. SHARE-BASED COMPENSATION

Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2007 and 2006 includes (a) compensation cost for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, plus (b) compensation cost for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R). Because share-based compensation expense recognized in the Consolidated Statement of Income for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information that was required under SFAS No. 123 for the year ended December 31, 2005, the Company accounted for forfeitures as they occurred.

PolyOne has one active share-based compensation plan, which is described below. The pre-tax compensation cost that was recognized for the years ended December 31, 2007 and 2006 was $4.3 million and $4.5 million, respectively. For the year ended December 31, 2005, PolyOne recognized a benefit of $0.6 million. This compensation cost or benefit is included in selling and administrative expenses in the Consolidated Statements of Income.

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

Stock Appreciation Rights

During 2007, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,626,900 SARs. The awards were approved and communicated as follows:

Date of issuance	March 8, 2007	May 10, 2007	September 10, 2007	October 4, 2007
Number of SARs	1,536,900	20,000	60,000	10,000
Grant date stock price	$6.585	$7.250	$7.675	$7.555
Expiration date	March 8, 2014	May 10, 2014	September 10, 2014	October 4, 2014

Vesting is based on a service period of one year and the achievement of certain stock price targets. This condition is considered a market-based measure under SFAS No. 123(R) and is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.24, $7.90 and $8.56 per share, but may not be exercised earlier than one year from the date of the grant. At December 31, 2007, these awards have reached the $8.56 stock price achievement target. The SARs have a seven-year exercise period.

The option pricing model used by PolyOne to value the SARs granted during 2007 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as by assumptions regarding a number of highly complex and subjective variables that are presented in the following table. Expected volatility was determined by the average of the six-year historical weekly volatility for PolyOne’s common stock and the implied volatility rates for exchange-traded options. The expected term of options granted was set equal to the midpoint between the vesting and expiration dates for each grant. Dividends were not included in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates that were in effect at the time of the grant. Forfeitures were estimated at 3% per year based on PolyOne’s historical experience. Following is a summary of the assumptions related to the SAR grants issued during 2007, 2006 and 2005:

	2007	2006	2005

Expected volatility	44.1%	44.0%	42.0%
Expected dividends	—	—	—
Expected term (in years)	4.0 — 4.4	3.7 — 4.3	5.2 — 5.5
Risk-free rate	3.88% — 4.30%	4.26% — 4.91%	3.8%
Value of SARs granted	$2.68 — $3.05	$2.63 — $3.82	$4.05 — $4.31

During 2006, the Compensation and Governance Committee authorized the issuance of 1,141,000 SARs. The SARs will be settled in shares of PolyOne common stock and vest in one-third increments based on stock price achievement of $7.50, $8.50 and $10.00 per share,

56   POLYONE CORPORATION

but may not be exercised earlier than one year from the date of grant. At December 31, 2007, these awards have reached the $8.50 stock price achievement target. The SARs have seven-year exercise periods that expire in 2013.

A summary of SAR activity under the 2005 EPIP as of December 31, 2007 and during 2007 is presented below:

				Aggregate
			Weighted-Average	Intrinsic
	Shares	Weighted-Average	Remaining	Value
Stock Appreciation Rights	(in thousands)	Exercise Price	Contractual Term	(In millions)

Outstanding at January 1, 2007	1,640	$7.90
Granted	1,627	6.64
Exercised	(70)	6.50
Forfeited or expired	(206)	7.17

Outstanding at December 31, 2007	2,991	$7.30	5.36 years	$—

Vested and exercisable at December 31, 2007	899	$7.98	4.52 years	$—

The weighted-average grant date fair value of SARs granted during 2007 was $2.74. SARs granted during 2006 had a weighted-average grant date fair value of $2.99. SARs granted during 2005 amounted to 474,300, had a weighted-average grant date fair value of $4.18 and were valued using the Black-Scholes- Merton valuation method. The total intrinsic value of SARs that were exercised during 2007, 2006 and 2005 was $0.1 million, $1.5 million and $0.2 million, respectively.

As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to SARs that is expected to be recognized over a period of nine months.

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

A summary of option activity as of December 31, 2007 and changes during 2007 is presented below:

				Aggregate
			Weighted-Average	Intrinsic
	Shares	Weighted-Average	Remaining	Value
Stock Options	(in thousands)	Exercise Price	Contractual Term	(In millions)

Outstanding at January 1, 2007	7,385	$11.47
Granted	—	—
Exercised	(196)	6.00
Forfeited or expired	(1,036)	14.31

Outstanding, vested and exercisable at December 31, 2007	6,153	$11.17	1.61 years	$0.3

The total intrinsic value of stock options that were exercised during 2007, 2006 and 2005 was $0.2 million, $0.9 million and $0.1 million, respectively.

Cash received during 2007, 2006 and 2005 from the exercise of stock options was $1.2 million, $3.1 million and $0.5 million, respectively.

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

At December 31, 2007, there were 388,500 performance share awards outstanding with a weighted-average grant date fair value of $8.94 per share. As a result of adjustments to performance forecasts and forfeitures, no net compensation expense was recognized on these awards for the year ended December 31, 2007. During 2006, compensation cost of $1.0 million was recognized for these awards.

Restricted Stock Awards

On February 21, 2006, PolyOne issued 200,000 shares of restricted stock as part of the compensation package for its new

POLYONE CORPORATION   57

Chief Executive Officer. In addition, 20,000 and 19,600 shares of restricted stock were issued to other executives during 2006 and 2007, respectively. The value of the restricted shares was established using the market price of PolyOne’s common stock on the date of the grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff vesting period of the restricted stock. As of December 31, 2007, all 239,600 shares remain unvested with a weighted-average grant date fair value of $8.66 per share and a weighted-average remaining contractual term of 16 months. Compensation expense recorded during 2007 and 2006 was $0.7 million and $0.5 million, respectively. Unrecognized compensation cost for restricted stock awards at December 31, 2007 was $0.9 million. No shares of restricted stock were issued in 2005.

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

The Company’s historical presentation of segment information consisted of six reportable segments: Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, Resin and Intermediates, and “All Other” operating segments (All Other). All Other consisted of the North American Engineered Materials and Polymer Coating Systems operating segments. Effective with the first quarter of 2006, Producer Services, a new operating segment, was formed from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, North American Color and Additives no longer meets the quantitative thresholds that would require separate disclosure as a reportable segment and is included in All Other. Producer Services also does not meet the quantitative thresholds as defined in SFAS No. 131 and is also included in All Other. During the fourth quarter of 2006, PolyOne changed its management structure, which resulted in the Specialty Resins reportable segment being subsumed into the Vinyl Compounds reportable segment to create a new operating and reportable segment, Vinyl Business.

As of January 1, 2007, PolyOne’s vinyl operations located in Singapore are managed and reported within the Vinyl Business operating segment. Historically, the results of this operation were included in the International Color and Engineered Materials operating segment. Prior period results of operations have been reclassified to conform to the 2007 presentation.

Effective with the fourth quarter of 2007, the former Polymer Coating Systems operating segment was split into two units. The 50% interest in BayOne Urethane Systems, L.L.C., along with the inks and specialty colorants businesses formed a new operating segment, Specialty Inks and Polymer Systems, which is included in All Other. The remaining plastisols and coated fabrics businesses were subsumed into the Vinyl Business reportable segment. Segment information for prior periods has been reclassified to conform to the 2007 presentation.

Effective December 31, 2007, all disclosures reflect four reportable segments: Vinyl Business, International Color and Engineered Materials, PolyOne Distribution, and Resin and Intermediates. Additionally, the operating segments that do not meet the threshold for separate disclosure as reportable segments are reported in All Other. Segment information for prior periods has been restated to conform to the 2007 presentation.

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

Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note C. Following is a description of each of the Company’s four reportable segments and All Other.

Vinyl Business — The Vinyl Business operating segment is a global leader offering an array of products and services for vinyl coating, molding and extrusion processors. Product offerings include rigid, flexible and dry blend vinyl compounds; industry-leading dispersion, blending and specialty suspension grade vinyl resins; and specialty coating materials based largely on vinyl. These products are sold to a wide variety of manufacturers of plastic parts and consumer-oriented products. The Vinyl Business offers a wide range of services to the customer base utilizing these products, to meet the ever changing needs of the Company’s multi-market customer base. These services include materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations, and extruder screw design.

58   POLYONE CORPORATION

Much of the revenue and income for the Vinyl Business is generated in North America. However, production and sales in Asia and Europe constitute a minor but growing part of this segment. In addition, PolyOne owns 50% of a joint venture producing and marketing vinyl compounds in Latin America.

Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, automotive, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. The Vinyl Business is well-positioned to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.

International Color and Engineered Materials — The International Color and Engineered Materials operating segment combines the strong regional heritage of the Company’s color and additive masterbatches and engineered materials operations to create global capabilities with plants, sales and service facilities located throughout Europe and Asia.

PolyOne operates 13 facilities in Europe (Belgium, Denmark, France, Germany, Hungary, Poland, Spain, Sweden and Turkey) and 5 facilities in Asia (China, Singapore and Thailand).

Working in conjunction with North American Color and Additives and North American Engineered Materials segments, the Company provides solutions that meet international customers’ demands for both global and local manufacturing, service and technical support.

PolyOne Distribution — The PolyOne Distribution operating segment distributes more than 3,500 grades of engineering and commodity grade resins including PolyOne-produced compounds to the North American market. These products are sold to over 5,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, PolyOne Distribution offers customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.

Resin and Intermediates — The results of our Resin and Intermediates operating segment are reported on the equity method. This segment consists almost entirely of the Company’s 50% equity interest in SunBelt and the former 24% equity interest in OxyVinyls, through its disposition date of July 6, 2007. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls, a producer of PVC resins, vinyl chloride monomer (VCM), and chlorine and caustic soda, was a partnership with Occidental Chemical Corporation. In 2007, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, construction and consumer products industries.

All Other — All Other includes North American Color and Additives, North American Engineered Materials, Producer Services and Specialty Inks and Polymer Systems operating segments. A description of these operating segments follows.

North American Color and Additives — The North American Color and Additives operating segment is a leading provider of specialized colorants and additive concentrates that offer an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. The segment’s color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, the colorants help customers achieve a wide array of specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. North American Color and Additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant and processing enhancement.

Colorant and additives masterbatches are used in most types of plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in packaging, automotive, consumer, outdoor decking, pipe, and wire and cable markets. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.

North American Engineered Materials — The North American Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications including applications currently employing traditional materials such as metal. The North American Engineered Materials’ product portfolio, one of the broadest in the industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler and colorant and biomaterial technologies.

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

POLYONE CORPORATION   59

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

Specialty Inks and Polymer Systems — The Specialty Inks and Polymer Systems operating segment provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane, and silicone. The products and services are designed to meet the specific requirements of customers’ applications by providing unique solutions to their market needs. Products also include proprietary fabric screen-printing inks, latexes, specialty additives and colorants. Specialty Inks and Polymer Systems serves diversified markets that include recreational and athletic apparel, construction, filtration, outdoor furniture, and healthcare. PolyOne also has a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells polyurethane systems into many of the same markets.

Financial information by reportable segment is as follows:

Year Ended December 31, 2007	Sales to External			Operating	Depreciation and	Capital	Total
(in millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$833.0	$100.0	$933.0	$50.8	$19.2	$6.0	$467.3
International Color and Engineered Materials	610.9	—	610.9	26.6	14.9	20.3	424.4
PolyOne Distribution	739.6	4.7	744.3	22.1	1.7	0.1	175.2
Resin and Intermediates	—	—	—	34.8	0.2	—	15.6
All Other	459.2	28.6	487.8	10.0	16.7	12.1	296.5
Corporate and eliminations	—	(133.3)	(133.3)	(110.4)	4.7	4.9	204.0

Total	$2,642.7	$—	$2,642.7	$33.9	$57.4	$43.4	$1,583.0

Year Ended December 31, 2006	Sales to External			Operating	Depreciation and	Capital	Total
(in millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$907.9	$117.2	$1,025.1	$68.5	$18.9	$5.6	$475.9
International Color and Engineered Materials	526.7	—	526.7	21.3	13.7	13.6	377.0
PolyOne Distribution	724.1	8.7	732.8	19.2	1.5	0.3	164.6
Resin and Intermediates	—	—	—	102.9	0.2	—	282.0
All Other	463.7	27.8	491.5	(2.3)	17.7	17.3	313.6
Corporate and eliminations	—	(153.7)	(153.7)	(19.0)	5.1	4.3	167.7

Total	$2,622.4	$—	$2,622.4	$190.6	$57.1	$41.1	$1,780.8

Year Ended December 31, 2005	Sales to External			Operating	Depreciation and	Capital	Total
(in millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Vinyl Business	$908.2	$113.9	$1,022.1	$62.9	$15.5	$6.1	$503.4
International Color and Engineered Materials	465.4	—	465.4	15.5	13.1	12.6	330.7
PolyOne Distribution	672.0	7.2	679.2	19.5	1.3	0.3	178.8
Resin and Intermediates	—	—	—	91.9	0.2	—	270.7
All Other	405.0	30.0	435.0	(6.9)	18.4	7.2	289.4
Corporate and eliminations	—	(151.1)	(151.1)	(41.6)	2.2	5.9	122.3

Total	$2,450.6	$—	$2,450.6	$141.3	$50.7	$32.1	$1,695.3

In October 2006, PolyOne purchased the remaining 50% of its equity investment in DH Compounding Company from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. DH Compounding Company is consolidated in the Consolidated Balance Sheets as of December 31, 2007 and 2006, and the results of operations were included in the Consolidated Statements of Income beginning October 1, 2006. DH Compounding is included in our Producer Services operating segment.

The Vinyl Business segment includes Geon/Polimeros Andinos equity affiliate (owned 50%). For 2007, All Other includes earnings of BayOne Urethane Systems, L.L.C equity affiliate (owned 50% by Specialty Inks and Polymer Systems). For 2006, All Other includes earnings of DH Compounding Company equity affiliate (owned 50% by Producer Services) for the nine months ended September 30, 2006 and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% by Specialty Inks and Polymer Systems). For 2005, All Other includes DH Compounding Company equity affiliate (owned 50% by

60   POLYONE CORPORATION

Producer Services) and BayOne Urethane Systems, L.L.C equity affiliate (owned 50% by Specialty Inks and Polymer Systems).

Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Amounts related to equity affiliates included in the segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(in millions)	2007	2006	2005

Earnings of equity affiliates:
Producer Services	$—	$1.5	$2.1
Specialty Inks and Polymer Systems	3.3	3.5	3.3
Vinyl Business	0.6	0.9	1.1
Resin and Intermediates	40.8	107.0	96.3

Subtotal	44.7	112.9	102.8
Minority interest	(0.2)	(0.8)	—
Corporate and eliminations	(16.8)	(0.1)	(22.9)

Total	$27.7	$112.0	$79.9

Investment in equity affiliates:
Producer Services	$—	$—
Specialty Inks and Polymer Systems	2.2	1.5
Vinyl Business	13.2	14.2
Resin and Intermediates	4.5	271.5

Total	$19.9	$287.2

PolyOne’s sales are primarily to customers in the United States, Europe, Canada and Asia, and the majority of its assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(in millions)	2007	2006	2005

Net sales:
United States	$1,670.9	$1,743.6	$1,648.0
Europe	513.7	442.6	404.4
Canada	291.7	287.6	283.2
Asia	152.5	135.7	101.5
Other	13.9	12.9	13.5
Long-lived assets:
United States	$582.3	$563.3	$545.1
Europe	189.7	169.9	158.9
Canada	73.0	62.1	63.4
Asia	31.4	26.3	23.5
Other	2.9	2.7	2.7

Note S. WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(in millions)	2007	2006	2005

Weighted-average shares — basic:
Weighted-average shares outstanding	93.0	92.5	91.9
Less unearned portion of restricted stock awards included in outstanding shares	0.2	0.1	—

	92.8	92.4	91.9

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.8	92.4	91.9
Plus dilutive impact of stock options and stock awards	0.3	0.4	0.1

	93.1	92.8	92.0

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Outstanding stock options with exercise prices greater that the average price of the common shares are anti-dilutive and are not

POLYONE CORPORATION   61

included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 6.4 million, 7.4 million and 8.9 million at December 31, 2007, 2006 and 2005, respectively.

Note T. FINANCIAL INSTRUMENTS

PolyOne enters into intercompany lending transactions denominated in various foreign currencies and is subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, PolyOne enters into foreign exchange contracts. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged and are recorded as other income or expense in the Consolidated Statements of Income. PolyOne does not hold or issue financial instruments for trading purposes.

The following table summarizes the contractual amounts of PolyOne’s foreign exchange contracts at December 31, 2007 and 2006. Foreign currency amounts are translated at exchange rates as of December 31, 2007 and 2006, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

	December 31, 2007		December 31, 2006

Currency (In millions)	Buy	Sell	Buy	Sell

U.S. dollar	$92.7	$—	$83.9	$22.7
Euro	—	95.0	0.6	85.2
Canadian dollar	—	—	21.7	—

PolyOne used the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying amounts approximate fair value.

Short and long-term debt — The carrying amounts of PolyOne’s short-term borrowings approximate fair value. The fair value of PolyOne’s senior notes, debentures and medium-term notes is based on quoted market prices. The carrying amount of PolyOne’s borrowings under its variable-interest rate revolving credit agreements and other long-term borrowings approximates fair value.

Foreign exchange contracts — The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2007.

Interest rate swaps — The fair value of interest rate swap agreements, obtained from the respective financial institutions, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract.

The carrying amounts and fair values of PolyOne’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006

	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Cash and cash equivalents	$79.4	$79.4	$66.2	$66.2
Long-term debt
10.625% senior notes	—	—	241.4	255.9
7.500% debentures	50.0	42.5	50.0	43.8
8.875% senior notes	199.2	203.0	199.1	199.5
Medium-term notes	76.1	76.7	91.7	95.0
Other borrowings	5.3	5.3	8.0	8.1
Foreign exchange contracts	(2.3)	(2.3)	(1.7)	(1.7)
Interest rate swaps	(1.7)	(1.7)	(5.1)	(5.1)

Note U. SUBSEQUENT EVENTS

On January 2, 2008, PolyOne acquired 100% of the outstanding capital stock of GLS Corporation (GLS), a global provider of specialty thermoplastic elastomer compounds for consumer, packaging and medical applications. GLS is headquartered in McHenry, Illinois, employs approximately 200 employees and has manufacturing facilities in Illinois and Suzhou, China. The acquisition complements PolyOne’s global engineered materials business portfolio and accelerates the Company’s shift to specialization. As a result of the acquisition, PolyOne expects to offer customers enhanced technologies, a broader range of products, services and solutions and expanded access to specialized high-growth markets. The acquisition will be accounted for in the first quarter of 2008 using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in the Company’s North American Engineered Materials operating segment and its results of operations from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. A preliminary allocation of the purchase

62   POLYONE CORPORATION

price to the assets and liabilities acquired will be completed during the first quarter of 2008, as the Company obtains more information regarding asset valuations, liabilities assumed and preliminary estimates of fair values made at the date of purchase.

On January 3, 2008, the Company entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40 million. The credit agreement expires on March 20, 2011.

Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, the Company borrowed $40 million under the agreement and entered into a floating to fixed interest rate swap to January 9, 2009 resulting in an effective interest rate of 8.4%. The credit agreement contains covenants that, among other things, restrict the Company’s ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties.

Note V. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007 Quarters				2006 Quarters
(In millions, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Sales	$631.3	$664.8	$688.8	$657.8	$595.2	$666.2	$686.4	$674.6
Operating costs and expenses, net	612.7	688.4	676.4	631.3	572.6	629.8	622.8	606.6
Operating income	18.6	(23.6)	12.4	26.5	22.6	36.4	63.6	68.0
Income (loss) before discontinued operations	7.1	2.3	(5.4)	7.4	14.5	19.6	42.5	49.0
Loss from discontinued operations	—	—	—	—	(0.6)	—	—	(2.1)
Net income (loss)	7.1	2.3	(5.4)	7.4	13.9	19.6	42.5	46.9
Basic and diluted earnings (loss) per share:(1) Before discontinued operations	$0.08	$0.02	$(0.06)	$0.08	$0.16	$0.21	$0.46	$0.53
Net income (loss)	$0.08	$0.02	$(0.06)	$0.08	$0.15	$0.21	$0.46	$0.51

(1)	Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

POLYONE CORPORATION   63

SCHEDULE II

POLYONE CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In millions)

	Balance at	Charged to	Charged
	Beginning	Costs	to Other				Balance at End of
	of Period	and Expenses	Accounts(C)	Other Deductions			Period

Year ended December 31, 2007
Reserves for doubtful accounts	$5.9	$1.9	$0.3		$(3.3	)(A)	$4.8
Accrued liabilities for environmental matters	$59.5	$48.8	$1.0		$(25.5	)(B)	$83.8
Year ended December 31, 2006
Reserves for doubtful accounts	$6.4	$3.3	$—	$	( 3.8	)(A)	$5.9
Accrued liabilities for environmental matters	$55.2	$2.5	$—		$1.8	(B)	$59.5
Year ended December 31, 2005
Reserves for doubtful accounts	$8.0	$2.8	$—		$(4.4	)(A)	$6.4
Accrued liabilities for environmental matters	$64.5	$0.2	$0.3		$(9.8	)(B)	$55.2

Notes:

(A)	Accounts written off.

(B)	Cash payments during the year, net of insurance recoveries.

(C)	Translation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such disclosure controls and procedures are effective as of December 31, 2007.

Management’s annual report on internal control over financial reporting

The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2007 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2007, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 32 of this Annual Report on Form 10-K and incorporated by reference into this Item 9A.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

64   POLYONE CORPORATION

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2008 Annual Meeting of Shareholders (2008 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in PolyOne’s 2008 Proxy Statement.

The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in PolyOne’s 2008 Proxy Statement.

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

The information regarding executive officer and director compensation is incorporated by reference to the information contained in PolyOne’s 2008 Proxy Statement.

The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in PolyOne’s 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under PolyOne’s equity compensation plans is incorporated by reference to the information contained in PolyOne’s 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in PolyOne’s 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2007 and 2006 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in PolyOne’s 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(c) are incorporated by reference to Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP as of June 30, 2007 and for the six month period ended June 30, 2007 and each of the years in the two year period ended December 31, 2006.

Consolidated financial statements of SunBelt Chlor-Alkali Partnership as of December 31, 2007 and for each of the years in the three year period then ended.

The following consolidated financial statement schedule of PolyOne Corporation is included in Item 8:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

POLYONE CORPORATION   65

(a)(3) Exhibits.

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.I to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.II to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
10	.1+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.2+	Form of Award Agreement for Performance Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.3+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.4+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.5+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.6+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.7+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.8+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17))
10	.9+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.10+	Senior Executive Annual Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005, SEC File No. 1-16091)
10	.11+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.12+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors
10	.13+	Form of Management Continuity Agreement
10	.14+	Schedule of Executives with Management Continuity Agreements
10	.15+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan
10	.16+	Separation Agreement Term Sheet between the Company and Thomas A. Waltermire, dated October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2005, SEC File No. 1-16091)
10	.17+	Separation Agreement between the Company and Thomas A. Waltermire, dated December 21, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, SEC File No. 1-16091)
10	.18+	Amended and Restated Letter Agreement between the Company and Stephen D. Newlin, originally effective as of February 13, 2006
10	.19+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10	.20+	Amended and Restated PolyOne Corporation Executive Severance Plan
10.21		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.22		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)

66   POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.23		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.24		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.25		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.26		Amended and Restated Plant Services Agreement, between the Company and the B.F. Goodrich Company (incorporated by reference to Exhibit 10.13 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.27		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.28		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.29		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.30		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.31		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and the Company (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.32		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.33		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.34		Master Transaction Agreement between the Company and Occidental Chemical Corporation, dated December 22, 1998 (incorporated by reference to Annex B to The Geon Company’s Special Meeting Proxy Statement filed on March 30, 1999, SEC File No. 1-11804)
10.35		First Amended and Restated Limited Partnership Agreement of Oxy Vinyls, LP (incorporated by reference to Exhibit 10.2 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.36		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.37		Parent Agreement (Oxy Vinyls, LP) (incorporated by reference to Exhibit 10.4 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.38		Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement (incorporated by reference to Exhibit 10.5 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.39		Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, SEC File No. 1-16091)
10	.40+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.41+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.42		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.43		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.44		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)

POLYONE CORPORATION   67

Exhibit No.	Exhibit Description

10.45	Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.46	Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.47	Credit Agreement, dated January 3, 2008, by and among PolyOne Corporation, the lenders party thereto, Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008, SEC File No. 1-16091)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Senior Vice President and Chief Financial Officer
99.1	Audited Financial Statements of Oxy Vinyls, LP
99.2	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

68   POLYONE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 29, 2008

By:	/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Stephen D. Newlin Stephen D. Newlin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ W. David Wilson W. David Wilson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ J. Douglas Campbell J. Douglas Campbell	Director	February 27, 2008

/s/ Carol A. Cartwright Carol A. Cartwright	Director	February 27, 2008

/s/ Gale Duff-Bloom Gale Duff-Bloom	Director	February 27, 2008

/s/ Richard H. Fearon Richard H. Fearon	Director	February 27, 2008

/s/ Robert A. Garda Robert A. Garda	Director	February 27, 2008

/s/ Gordon D. Harnett Gordon D. Harnett	Director	February 27, 2008

/s/ Edward J. Mooney Edward J. Mooney	Director	February 27, 2008

/s/ Farah M. Walters Farah M. Walters	Director	February 27, 2008

POLYONE CORPORATION   69

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.I to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.II to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
10	.1+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.2+	Form of Award Agreement for Performance Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.3+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.4+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.5+	1998 Interim Stock Award Incentive Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.6+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.7+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.8+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17))
10	.9+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.10+	Senior Executive Annual Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005, SEC File No. 1-16091)
10	.11+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.12+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors
10	.13+	Form of Management Continuity Agreement
10	.14+	Schedule of Executives with Management Continuity Agreements
10	.15+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan
10	.16+	Separation Agreement Term Sheet between the Company and Thomas A. Waltermire, dated October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2005, SEC File No. 1-16091)
10	.17+	Separation Agreement between the Company and Thomas A. Waltermire, dated December 21, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005, SEC File No. 1-16091)
10	.18+	Amended and Restated Letter Agreement between the Company and Stephen D. Newlin, originally effective as of February 13, 2006
10	.19+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10	.20+	Amended and Restated PolyOne Corporation Executive Severance Plan
10.21		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.22		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.23		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.24		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)

   POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.25		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.26		Amended and Restated Plant Services Agreement, between the Company and the B.F. Goodrich Company (incorporated by reference to Exhibit 10.13 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.27		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.28		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.29		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.30		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.31		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and the Company (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.32		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.33		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.34		Master Transaction Agreement between the Company and Occidental Chemical Corporation, dated December 22, 1998 (incorporated by reference to Annex B to The Geon Company’s Special Meeting Proxy Statement filed on March 30, 1999, SEC File No. 1-11804)
10.35		First Amended and Restated Limited Partnership Agreement of Oxy Vinyls, LP (incorporated by reference to Exhibit 10.2 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.36		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.37		Parent Agreement (Oxy Vinyls, LP) (incorporated by reference to Exhibit 10.4 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.38		Parent Agreement (PVC Powder Blends, LP) and Business Opportunity Agreement (incorporated by reference to Exhibit 10.5 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.39		Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, SEC File No. 1-16091)
10	.40+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.41+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.42		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.43		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.44		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.45		Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.46		Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.47		Credit Agreement, dated January 3, 2008, by and among PolyOne Corporation, the lenders party thereto, Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008, SEC File No. 1-16091)
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm — KPMG LLP

POLYONE CORPORATION

Exhibit No.	Exhibit Description

23.3	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by W. David Wilson, Senior Vice President and Chief Financial Officer
99.1	Audited Financial Statements of Oxy Vinyls, LP
99.2	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

   POLYONE CORPORATION