Form 10-Q
period 2008-03-31
POLYONE CORP
filed 2008-05-06
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of May 2, 2008 was 93,272,926.

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Sales	$713.7	$657.8
Operating costs and expenses:
Cost of sales	617.4	563.6
Selling and administrative	68.5	60.1
Depreciation and amortization	15.8	14.1
Income from equity affiliates and minority interest	8.1	6.5

Operating income	20.1	26.5
Interest expense	(9.2)	(15.3)
Interest income	0.8	0.9
Other expense, net	(2.0)	(0.9)

Income before income taxes	9.7	11.2
Income tax expense	(3.2)	(3.8)

Net income	$6.5	$7.4

Basic and diluted earnings per common share	$0.07	$0.08

Weighted average shares used to compute earnings per common share:
Basic	92.9	92.6
Diluted	93.3	93.0

Dividends declared per share of common stock	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$59.2	$79.4
Accounts receivable, net	324.6	340.8
Inventories	273.5	223.4
Deferred income tax assets	20.5	20.4
Other current assets	22.3	19.8

Total current assets	700.1	683.8
Property, net	468.9	449.7
Investment in equity affiliates	27.1	19.9
Goodwill	333.1	288.8
Other intangible assets, net	72.1	6.7
Deferred income tax assets	66.0	69.9
Other non-current assets	64.2	64.2

Total assets	$1,731.5	$1,583.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$89.6	$6.1
Accounts payable	307.2	250.5
Accrued expenses	95.7	94.4
Current portion of long-term debt	22.7	22.6

Total current liabilities	515.2	373.6
Long-term debt	309.1	308.0
Post-retirement benefits other than pensions	79.9	81.6
Pension benefits	78.4	82.6
Other non-current liabilities	86.6	87.8

Total liabilities	1,069.2	933.6
Shareholders’ equity	662.3	649.4

Total liabilities and shareholders’ equity	$1,731.5	$1,583.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income	$6.5	$7.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.8	14.1
Charges for environmental remediation	1.6	1.0
Cash payments for environmental remediation	(2.3)	(1.5)
Deferred income tax (benefit) provision	(0.6)	1.1
Stock compensation expense	0.8	0.2
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(8.1)	(6.5)
Dividends and distributions received	0.9	0.2
Contributions to pensions and other postretirement plans	(6.7)	(2.8)
Change in assets and liabilities:
Accounts receivable	(49.6)	(58.2)
Inventories	(28.5)	(4.9)
Accounts payable	45.6	44.1
Increase in sale of accounts receivable	86.6	—
Accrued expenses and other	(4.9)	9.6

Net cash provided by operating activities	57.1	3.8

Investing Activities
Capital expenditures	(8.4)	(7.5)
Business acquisitions, net of cash acquired	(150.0)	—
Proceeds from sale of assets	—	4.0

Net cash used by investing activities	(158.4)	(3.5)

Financing Activities
Change in short-term debt	81.9	0.1
Repayment of long-term debt	(0.7)	(0.7)
Proceeds from exercise of stock options	—	0.3

Net cash provided (used) by financing activities	81.2	(0.3)

Effect of exchange rate changes on cash	(0.1)	0.9

Increase (decrease) in cash and cash equivalents	(20.2)	0.9
Cash and cash equivalents at beginning of period	79.4	66.2

Cash and cash equivalents at end of period	$59.2	$67.1

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

			Shareholders’ Equity
							Common	Accumulated
	Common Shares				Additional	Retained	Stock	Other
		Held in		Common	Paid-In	Earnings	Held In	Comprehensive
	Outstanding	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income (Loss)

Balance January 1, 2007	122,192	29,384	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)
Comprehensive income:
Net income			7.4			7.4
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			3.0					3.0

Total comprehensive income			11.4
Stock-based compensation and benefits		(70)	0.5		(0.3)		0.8

Balance March 31, 2007	122,192	29,314	$593.6	$1.2	$1,065.4	$(52.5)	$(325.4)	$(95.1)

Balance January 1, 2008	122,192	29,059	$649.4	$1.2	$1,065.0	$(48.5)	$(319.7)	$(48.6)
Comprehensive income:
Net income			6.5			6.5
Amortization of unrecognized losses and prior service credit, net of tax of $0.3			0.6					0.6
Translation adjustment			5.0					5.0
Unrecognized loss on available-for-sale securities			(0.1)					(0.1)

Total comprehensive income			12.0
Stock-based compensation and benefits		(114)	0.9		(0.5)		1.4

Balance March 31, 2008	122,192	28,945	$662.3	$1.2	$1,064.5	$(42.0)	$(318.3)	$(43.1)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
Note A – Basis of Presentation
Note B – Accounting Policies
Note C – Goodwill and Intangible Assets
Note D – Inventories
Note E – Property
Note F – Income Taxes
Note G – Investment in Equity Affiliates
Note H – Share-Based Compensation
Note I – Earnings Per Share Computation
Note J – Employee Separation and Plant Phaseout
Note K – Employee Benefit Plans
Note L – Financing Arrangements
Note M – Sale of Accounts Receivable
Note N – Segment Information
Note O – Commitments and Contingencies
Note P – Business Combination
Note Q – Fair Value
Note R – Subsequent Event
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2007 of PolyOne Corporation.
In January 2008, the Company acquired 100% of the outstanding capital stock of GLS Corporation (GLS), a global provider of specialty thermoplastic elastomer compounds for consumer, packaging and medical applications. Intangible assets of $66.0 million and goodwill of $43.8 million were recorded pertaining to this acquisition. For more information on the GLS acquisition, see Note P.
On March 20, 2008, PolyOne announced the Specialty Engineered Materials segment. This segment includes PolyOne’s thermoplastic elastomer (TPE) compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS. As of April 15, 2008, the Vinyl Business segment has been re-branded to be Geon Performance Polymers. Prior period results of operations have been reclassified to conform to the 2008 presentation.
Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2008. Unless otherwise noted, disclosures contained in this quarterly report relate to continuing operations.
Reclassification – Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

Note B — Accounting Policies
New Accounting Pronouncements
Statement of Financial Accounting Standards No. 157 — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In December 2007, the FASB issued a proposed FASB Staff Position (FSP FAS 157-b) that delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 and it did not have a material impact on the Company’s financial statements. The Company is evaluating the effect that adoption of the deferred portion of SFAS No. 157 will have on its financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill impairment tests. See Note Q – “Fair Value” for information on the Company’s fair value assets and liabilities.
SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 had no impact on the Company’s financial statements.
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
SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the effect that adoption will have on its 2009 financial statements.
Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during these periods. Significant estimates in the Condensed Consolidated Financial Statements include, but are not limited to, sales discounts and rebates, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental-related liabilities, income taxes and tax valuation reserves, assumptions used for goodwill impairment analyses and the determination of discount and other rate assumptions used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.
Note C – Goodwill and Intangible Assets
In accordance with SFAS No. 141, “Business Combinations,” purchase accounting requires that the total purchase price of acquisitions be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. As such, the acquisition of GLS resulted in the addition of $43.8 million of goodwill and $66.0 million in intangibles as of January 2, 2008. See Note P for more information on the GLS acquisition.

Goodwill as of March 31, 2008 and December 31, 2007, by operating segment, was as follows:

	March 31,	December 31,
(In millions)	2008	2007
Geon Performance Polymers	$181.9	$181.4
International Color and Engineered Materials	72.0	72.0
Specialty Inks and Polymer Systems	33.8	33.8
PolyOne Distribution	1.6	1.6
Specialty Engineered Materials	43.8	—

Total	$333.1	$288.8

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill. PolyOne has selected July 1 as its annual assessment date. During the third quarter of 2007, the goodwill impairment assessment was completed and it was determined that goodwill was not impaired as of July 1, 2007. The combination of two valuation methodologies, a market approach and an income approach, was used to estimate the fair value of PolyOne’s reporting units that supported significant goodwill, specifically Geon Compounds, International Color and Engineered Materials, and Polymer Coating Systems. The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the respective reporting units.
As a result of the July 1, 2007 impairment testing, the average fair values of the market approach and income approach exceeded the carrying value by 52%, 8% and 24% for the Geon Compounds, International Color and Engineered Materials, and Polymer Coating Systems reporting units, respectively.
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
As a result of the reorganization of the Company’s segments on October 1, 2007, Polyone had four reporting units that had a significant amount of goodwill: Geon Compounds, Specialty Coatings, International Color and Engineered Materials and Specialty Inks and Polymer Systems. PolyOne performed an interim assessment of goodwill on the two new reporting units – Specialty Coatings and Specialty Inks and Polymer Systems. The average fair values of the market approach and income approach exceeded the carrying value of Specialty Coatings and Specialty Inks and Polymer Systems by 17% and 31%, respectively, as of October 1, 2007.
Information regarding PolyOne’s finite-lived other intangible assets follows:

	As of March 31, 2008
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$37.0	$(7.2)	$—	$29.8
Sales contract	11.4	(10.1)	—	1.3
Patents, technology and other	9.1	(2.8)	1.5	7.8

Total	$57.5	$(20.1)	$1.5	$38.9

	As of December 31, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(6.7)	$—	$1.9
Sales contract	11.4	(10.0)	—	1.4
Patents, technology and other	4.7	(2.7)	1.4	3.4

Total	$24.7	$(19.4)	$1.4	$6.7

Amortization of finite-lived other intangible assets was $0.8 million and $0.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.
At March 31, 2008, Polyone has $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting mainly of trademarks and trade names acquired as part of the January 2, 2008 GLS acquisition.
The carrying values of intangible assets and other investments are adjusted to the estimated net future cash flows based upon an evaluation done each year end, or more often, when indicators of impairment exist. For the three-month period ended March 31, 2008, there were no indicators of impairment for either goodwill or intangible assets.
Note D – Inventories
Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2008	2007
Finished products and in-process inventories	$190.7	$169.5
Raw materials and supplies	130.3	100.1

	321.0	269.6
LIFO reserve	(47.5)	(46.2)

Total	$273.5	$223.4

Note E – Property

	March 31,	December 31,
(In millions)	2008	2007
Land and land improvements	$40.3	$40.3
Buildings	276.9	271.8
Machinery and equipment	937.7	903.6

	1,254.9	1,215.7
Less accumulated depreciation and amortization	(786.0)	(766.0)

	$468.9	$449.7

Note F – Income Taxes
The first quarter of 2008 income tax expense of $3.2 million reflects an effective tax rate of 33.0% and the income tax expense of $3.8 million in the first quarter of 2007 reflects an effective tax rate of 33.9%. The difference between the effective rate and the statutory rate in both periods was primarily due to the impact of foreign source income.

Note G – Investment in Equity Affiliates
SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of PolyOne’s equity investments and is reported within the Resin and Intermediates segment. PolyOne owns 50% of SunBelt. On July 6, 2007, PolyOne sold its 24% interest in Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins, for cash proceeds of $260.5 million and, as a result, no equity affiliate earnings of OxyVinyls were recorded by PolyOne for the three months ended March 31, 2008.
The following table presents OxyVinyls’ summarized financial results for the period indicated:

Three Months
Ended
(Dollars in millions)	March 31, 2007
Net sales	$493.8
Operating loss	(3.9)
Partnership loss as reported by OxyVinyls	(5.9)
PolyOne’s ownership of OxyVinyls	24%

PolyOne’s proportionate share of OxyVinyls’ loss	(1.4)
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.1

Equity affiliate losses recorded by PolyOne	$(1.3)

The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2008	March 31, 2007
Net sales	$38.2	$37.1
Operating income	16.5	16.3
Partnership income as reported by SunBelt	14.4	14.0
PolyOne’s ownership of SunBelt	50%	50%

Equity affiliate earnings recorded by PolyOne	$7.2	$7.0

	March 31,	December 31,
(In millions)	2008	2007
Current assets	$46.2	$27.8
Non-current assets	111.7	109.6

Total assets	157.9	137.4

Current liabilities	27.2	21.0
Non-current liabilities	109.7	109.7

Total liabilities	136.9	130.7

Partnership capital	$21.0	$6.7

Other investments in equity affiliates are discussed below.
The BayOne Urethane Systems, L.L.C. equity affiliate (owned 50%) is included in the Specialty Inks and Polymer Systems operating segment. The Geon Performance Polymers operating segment includes the Geon/Polimeros Andinos equity affiliate (owned 50%). Combined summarized financial information for these equity affiliates is presented below. The amounts shown represent the entire operations of these businesses.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In millions)	2008	2007
Net sales	$30.1	$24.1
Operating income	2.7	1.8
Net income	2.3	1.5
Note H – Share-Based Compensation
Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income includes compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R), “Share-Based Payment.” Because share-based compensation expense recognized in the Condensed Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
PolyOne has one active share-based compensation plan, which is described below. The cost is included in selling and administrative expenses on the Condensed Consolidated Statements of Income. The pre-tax compensation cost recognized for the three months ended March 31, 2008 and 2007 was $0.8 million and $0.2 million, respectively.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 Equity and Performance Incentive Plan (2005 EPIP). All future grants and awards to PolyOne employees were to be issued only from this plan until there were no shares remaining under the plan or until the shareholders approved a new equity plan. All previous equity-based plans were frozen upon the approval of the 2005 EPIP in May 2005. PolyOne shareholders have been asked to approve the PolyOne Corporation 2008 Equity and Performance Incentive Plan at the 2008 Annual Meeting of Shareholders to be held on May 15, 2008. If approved, this plan will replace the 2005 EPIP. The 2005 EPIP provides for the award of a broad variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock have been reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.
Stock Appreciation Rights
During the first quarter of 2008, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,034,400 stock appreciation rights (SARs). The awards vest in one-third increments annually over a three-year service period and may not be exercised earlier than one year from the date of the grant. The SARs have a seven-year exercise period that expires on March 6, 2015.
For SARs granted in 2007, vesting is based on a service period of one year and the achievement of certain stock price targets. This condition is considered a market-based measure under SFAS No. 123(R) and is considered in determining the grant’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.24, $7.90 and $8.56 per share, but may not be exercised earlier than one year from the date of the grant. At December 31, 2007, these awards have reached the $8.56 stock price achievement target. These SARs have a seven-year exercise period.

PolyOne utilized an option pricing model based on the Black-Scholes method to value the SARs granted in 2008. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables as noted in the following table. Expected volatility was set at the 37% based upon the historical weekly volatility of PolyOne common stock during the 4.5 years preceding the date of grant. The expected term of SARs granted was determined based on the Securities and Exchange Commission’s “simplified method” described in Staff Accounting Bulletin (SAB) No. 107. This method results in an expected term of 4.5 years, equal to halfway between the average vesting of two years and the expiration of seven years. SAB No. 110 allows companies lacking sufficient historical exercise experience to continue use of this method. Dividends were omitted in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year and were based on PolyOne’s historical experience.
Due to the fact that the SARs granted during 2006 and 2007 vested in one-third increments based on certain stock price achievement, the option pricing model used by PolyOne to value the SARs granted during 2006 and 2007 was a Monte Carlo simulation method.
The following is a summary of the assumptions related to the grants issued during the first quarter of 2008:

2008
Expected volatility	37.00%
Expected dividends	—
Expected term	4.5 years
Risk-free rate	2.48%
Value of SAR options granted	$2.26
A summary of SAR option activity as of March 31, 2008 and changes during the three months then ended are presented below:
(Shares in thousands, dollars in millions, except per share data)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
Stock Appreciation Rights	Shares	Per Share	Term	Value

Outstanding at January 1, 2008	2,991	$7.30
Granted	1,034	6.77
Exercised	—	—
Forfeited or expired	(1)	6.51

Outstanding at March 31, 2008	4,024	$7.16	5.57 years	$—

Vested and exercisable at March 31, 2008	2,347	$7.12	5.24 years	$—

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2008 and 2007 was $2.26 and $2.72, respectively. No SARs were exercised in either of the three-month periods ended March 31, 2008 and 2007.
As of March 31, 2008, there was $2.3 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the next 35 months.
Stock Options
PolyOne’s incentive stock plans previously provided for the award or grant of options to purchase PolyOne common stock. Options granted generally became exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option does not extend beyond 10 years from the date of grant. All options were granted at 100% or greater of market value (as defined) on the date of the grant.

A summary of option activity as of March 31, 2008 and changes during the three months then ended follows:
(Shares in thousands, dollars in millions, except per share data)

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price Per Share	Term	Intrinsic Value
Outstanding at January 1, 2008	6,153	$11.17
Granted	—	—
Exercised	(2)	3.60
Forfeited or expired	(1,589)	10.71

Outstanding, vested and exercisable at March 31, 2008	4,562	$11.33	1.89 Years	$0.2

Cash received during the first three months of 2008 and 2007 from the exercise of stock options was $0.0 million and $0.3 million, respectively.
Performance Shares
In January 2005, the Compensation and Governance Committee authorized the issuance of performance shares to selected executives and other key employees. The performance shares vest only to the extent that management goals for cash flow, return on invested capital, and the level of earnings before interest, taxes, depreciation and amortization in relation to debt are achieved for the period commencing January 1, 2005 and ending December 31, 2007. Of the 388,500 performance share awards outstanding at December 31, 2007, 33% vested and were paid out in shares issued from treasury, net of tax. No net compensation expense was recognized on these awards for the three months ended March 31, 2008. During the three months ended March 31, 2007, a benefit of $1.2 million was recognized on these awards.
Restricted Stock Units
During the first quarter of 2008, 419,600 units of restricted stock were granted to selected executives and other key employees. Restricted stock units (RSUs) represent a contingent right to receive one share of the Company’s common stock at a future date provided a continuous three-year service period is attained. Compensation expense is measured on the grant date using the quoted market price of the Company’s common stock and is recognized on a straight-line basis over the requisite service period.
As of March 31, 2008, 419,600 RSUs remain unvested with a weighted-average grant date fair value of $6.73 and a weighted-average remaining contractual term of 35 months. Compensation expense recorded during the three months ended March 31, 2008 was $0.1 million. Unrecognized compensation cost for RSUs at March 31, 2008 was $2.7 million.
Restricted Stock Awards
As of March 31, 2008, 239,600 shares of restricted stock remain unvested with a weighted-average grant date fair value of $8.66 and a weighted-average remaining contractual term of 13 months. Compensation expense recorded during the three months ended March 31, 2008 and 2007 was $0.2 million and $0.2 million, respectively. Unrecognized compensation cost for restricted stock awards at March 31, 2008 was $0.7 million.

Note I – Earnings Per Share Computation

	Three Months Ended
	March 31,
(In millions)	2008	2007
Weighted-average shares outstanding – basic	92.9	92.6

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.9	92.6
Plus dilutive impact of stock options and stock awards	0.4	0.4

Weighted-average shares – diluted	93.3	93.0

Basic earnings per common share is computed as net income available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted-average diluted shares outstanding.
Outstanding SARs and stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 5.0 million at March 31, 2008 and 6.9 million at March 31, 2007.
Note J – Employee Separation and Plant Phaseout
Since the formation of PolyOne in 2000, management has undertaken several restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs. For further discussion of these initiatives, see Note E to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
For the three-month periods ended March 31, 2008 and 2007, no charges were recorded for employee separation or plant phaseout activities. Cash spending during the three-month periods ended March 31, 2008 and 2007 was $0.5 million and $0.2 million, respectively. During the three-month period ended March 31, 2008, the Company paid $0.3 million related to executive severance and $0.2 million related to employee severance associated with plant related reduction programs. PolyOne’s liability for unpaid severance costs was $0.7 million at March 31, 2008 and will be paid over the next nine months in 2008.
Note K – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Service cost	$0.3	$0.3
Interest cost	8.1	7.6
Expected return on plan assets	(8.3)	(8.0)
Amortization of unrecognized losses, transition obligation and prior service cost	2.0	2.6

	$2.1	$2.5

PolyOne estimates that the minimum funding requirements in 2008 for its qualified defined pension plans will approximate $18.2 million.

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Service cost	$0.1	$0.1
Interest cost	1.5	1.4
Expected return on plan assets	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(1.1)	(1.1)

	$0.5	$0.4

Note L – Financing Arrangements
At March 31, 2008, PolyOne had long-term debt of $331.8 million, with maturities through 2015. Current maturities of long-term debt at March 31, 2008 and December 31, 2007 were $22.7 million and $22.6 million, respectively.
On January 3, 2008, the Company entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011. Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, 2008, the Company borrowed $40.0 million under the agreement which is included in short-term bank debt on the Condensed Consolidated Balance Sheet at March 31, 2008.
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on one of its fixed-rate obligations in the aggregate amount of $10.0 million at March 31, 2008. At March 31, 2008, this agreement had a fair value obligation of $0.1 million. The interest rate for this agreement at March 31, 2008 was 9.14%.
In connection with the $40.0 million borrowed under the revolving credit facility in January 2008, the Company entered into a $40.0 million floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. This derivative is not treated as a hedge and, as a result, is marked to market, with the resulting gain and loss recognized as interest expense in the Condensed Consolidated Statements of Income. At March 31, 2008, this agreement had a fair value obligation of $0.4 million.
There have been no material changes in the market risk faced by PolyOne from December 31, 2007 to March 31, 2008.
Note M – Sale of Accounts Receivable
Accounts receivable consist of the following:

	March 31,	December 31,
(In millions)	2008	2007
Trade accounts receivable	$216.2	$169.8
Retained interest in securitized accounts receivable	113.4	175.8
Allowance for doubtful accounts	(5.0)	(4.8)

	$324.6	$340.8

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, fully consolidated, bankruptcy-remote subsidiary. PFC in turn may sell an undivided interest in these accounts receivable to certain investors. This facility size is $200.0 million, including the Canadian receivable facility referenced below. As of March 31, 2008, $60.5 million was available. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the Company entered into a Canadian receivables purchase agreement, which increased the facility size by $25.0 million to $200.0 million.
At March 31, 2008 and December 31, 2007, accounts receivable totaling $200.0 million and $175.8 million, respectively, were sold by PolyOne to PFC. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At March 31, 2008, PFC had sold $86.6 million of its undivided interest in accounts receivable. At December 31, 2007, PFC had sold none of its undivided interest in accounts receivable.
PolyOne retained an interest in the difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interest sold by PFC as of March 31, 2008 and December 31, 2007. As a result, the interest retained by PolyOne of $113.4 million and $175.8 million is included in accounts receivable on the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.4 million was used at March 31, 2008. Continued availability of the receivables sale facility depends upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of March 31, 2008, PolyOne was in compliance with this covenant.
Note N – Segment Information
PolyOne manages its business in eight operating segments, of which five are reportable segments: Geon Performance Polymers, International Color and Engineered Materials, PolyOne Distribution, Specialty Engineered Materials and Resin and Intermediates. The All Other category includes three operating segments, none of which meets the quantitative thresholds for separate disclosure: North American Color and Additives, Producer Services and Specialty Inks and Polymer Systems.
On March 20, 2008, PolyOne announced the Specialty Engineered Materials segment. This segment includes PolyOne’s TPE compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS. As of April 15, 2008, the Vinyl Business segment has been re-branded to be called Geon Performance Polymers. Prior period results of operations have been reclassified to conform to the 2008 presentation.
The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

     Segment information for the three-month periods ended March 31, 2008 and 2007 follows:

				March 31,
	Three Months Ended March 31, 2008			2008	Three Months Ended March 31, 2007
			Segment				Segment
	Sales to		Operating		Sales to		Operating
	External	Total	Income	Total	External	Total	Income
(In millions)	Customers	Sales	(Loss)	Assets	Customers	Sales	(Loss)
Geon Performance Polymers	$197.8	$223.0	$7.1	$488.4	$206.4	$233.1	$20.4
International Color and Engineered Materials	165.2	165.2	7.8	441.2	144.0	144.0	6.0
PolyOne Distribution	199.8	201.1	5.5	201.6	183.2	184.4	4.6
Specialty Engineered Materials	58.2	64.5	2.9	254.3	25.1	32.4	(0.9)
Resin and Intermediates	—	—	5.9	22.7	—	—	4.3
All Other	92.7	94.7	4.0	255.1	99.1	99.9	1.5
Corporate and eliminations	—	(34.8)	(13.1)	68.2	—	(36.0)	(9.4)

Total	$713.7	$713.7	$20.1	$1,731.5	$657.8	$657.8	$26.5

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
During the three-month periods ended March 31, 2008 and 2007, PolyOne recorded $1.6 million and $1.0 million, respectively, of expense related to future environmental activities at all of its active and inactive sites. During these same periods, PolyOne did not receive any proceeds from insurance recoveries.
Based on estimates that were prepared by its environmental engineers and consultants, PolyOne had accruals totaling $83.3 million at March 31, 2008 and $83.8 million at December 31, 2007 to cover probable future environmental expenditures related to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at March 31, 2008. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note N to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
PolyOne guarantees $60.9 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in 2017.
Note P – Business Combination
Acquisition
On January 2, 2008, the Company acquired 100% of the outstanding capital stock of GLS, a global provider of specialty TPE compounds for consumer, packaging and medical applications, for a cash purchase price of $148.7 million including acquisition costs and net of cash received. GLS, with sales of $128.8 million for the year ended December 31, 2007, has been fully integrated into the Specialty Engineered Materials segment. This acquisition complements PolyOne’s global engineered materials business portfolio and accelerates the Company’s shift to specialization. The combination of GLS’s specialized TPE offerings, compounding expertise and brand, along with PolyOne’s extensive global infrastructure and commercial presence offers customers: enhanced technologies; a broader range of products, services and solutions; and expanded access to specialized, high-growth markets around the globe. The combinations of these factors are the drivers behind the excess of the purchase price over the fair value of the assets and liabilities acquired.
Allocation of Purchase Price
The GLS acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheet at their estimated fair values as of January 2, 2008. Operating results of GLS are included in the Condensed Consolidated Statement of Income from the date of acquisition. The preliminary allocation of the purchase price and the estimated goodwill are shown below. This allocation is based upon valuations using management’s best estimates and assumptions. The purchase price is preliminary and a final determination of fair value will be made upon completion of independent appraisals of the long-lived tangible and intangible assets and liabilities. The resulting goodwill is anticipated to be fully deductible for income tax purposes.
The identifiable intangible assets subject to amortization, totaling $32.8 million, consist primarily of customer relationships and will be amortized over 20 years. The identifiable intangible assets not subject to amortization, totaling $33.2 million, consist primarily of trademarks and trade names.

January 2,
(In millions)	2008
Current assets	$32.6
Property, plant and equipment	17.2
Identifiable intangible assets	66.0
Goodwill	43.8
Liabilities assumed	(9.0)

Net assets acquired	$150.6

Less:
Cash acquired	(1.9)

Purchase price, net	$148.7

Pro forma Results
Pro forma financial information for the Company is presented below as if the acquisition of GLS occurred on January 1, 2007. The pro forma information presented below is not necessarily indicative of results that would have occurred had the acquisition, in fact, occurred on January 1, 2007, nor does the information project results for any future period.

	Pro forma Results	Pro forma Results
	Quarter Ended	Year Ended
(In millions, except per share data)	March 31, 2007	December 31, 2007
Sales	$689.9	$2,771.5
Operating income	27.3	43.0
Net income	6.9	13.1
Basic and diluted earnings per share	0.07	0.14
Combined results for PolyOne and GLS were adjusted for the following items in order to create the pro forma results in the table above:
•	Interest expense relating to PolyOne’s increase in debt upon acquisition of GLS of $2.4 million for the quarter ended March 31, 2007 and $9.5 million for the year ended December 31, 2007.

•	Recognition of inventory step up of $1.6 million for the quarter ended March 31, 2007 and the year ended December 31, 2007.

•	Amortization expense related to intangible assets of $0.4 million for the quarter ended March 31, 2007 and $1.6 million for the year ended December 31, 2007.

•	Depreciation expense including the step-up of the carrying value of fixed assets, net of adjustments to estimated useful lives, of $0.4 million for the quarter ended March 31, 2007 and $1.6 million for the year ended December 31, 2007.

•	General and administrative costs related to retention accruals for GLS management of $0.2 million for the quarter ended March 31, 2007 and $0.7 million for the year ended December 31, 2007.
Note Q – Fair Value
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis subsequent to initial recognition.
(In millions)

		Quoted Prices in
		Active Markets	Significant Other
	Fair Value at	for Identical	Observable
Description	March 31, 2008	Assets (Level 1)	Inputs (Level 2)
Available-for-sale securities	$0.7	$0.7
Interest rate swaps	(0.5)		$(0.5)
Foreign exchange contracts	(1.5)		(1.5)
Note R – Subsequent Event
In April 2008, PolyOne sold $80.0 million in aggregate principal amount of 8.875% senior notes due 2012 to certain institutional investors in a private placement exempt from the registration requirements of the Securities Act of 1933. Net proceeds from the offering were used to reduce the amount of receivables sold under the receivables sale facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins, with equity investments in manufacturers of caustic soda and chlorine, and PVC compound products and in a formulator of polyurethane compounds. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, Europe, Asia and Australia and joint ventures in North America and South America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).
We operate within eight operating segments, five of which are reportable segments: Geon Performance Polymers, International Color and Engineered Materials, PolyOne Distribution, Specialty Engineered Materials and Resin and Intermediates. The All Other category contains three operating segments: North American Color and Additives, Producer Services and Specialty Inks and Polymer Systems. On March 20, 2008, we announced the Specialty Engineered Materials segment. This segment includes our thermoplastic elastomer (TPE) compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS Corporation (GLS). As of April 15, 2008, the Vinyl Business segment has been re-branded to be Geon Performance Polymers. Prior period results of operations have been reclassified to conform to the 2008 presentation. We discuss the sales and operating income of our operating segments in the “Segment Information” section below. Also, see Note N to the Condensed Consolidated Financial Statements for further information regarding our reportable operating segments.
Purchase of business – In January 2008, we acquired 100% of the outstanding capital stock of GLS, a global provider of specialty thermoplastic elastomer compounds for consumer, packaging and medical applications. The acquisition resulted in $66.0 million of intangible assets and $43.8 million in goodwill. For more information on the GLS acquisition, see Note P to the Condensed Consolidated Financial Statements.
OxyVinyls Divestment – On July 6, 2007, we sold our 24% interest in Oxy Vinyls LP (OxyVinyls) for $260.5 million in cash. Proceeds from the sale were used for the redemption of the entire balance of our 10.625% senior notes as well as for the reduction of drawings on short-term facilities.
Outlook
We anticipate continued economic uncertainty as well as volatile raw material and energy costs. Based on early results, we anticipate second-quarter 2008 sales growth of approximately 6% to 8%, including organic sales growth in the low single digits, despite weak demand trends in the North American residential construction and automotive markets.
Geon Performance Polymers segment sales are expected to show sequential improvement from the first quarter of 2008, but decline 9% to 12% from the second quarter of 2007. International demand generally remains intact, although select pockets of softening are evident with customers who primarily export to North America.
Aggregate margin improvements for International Color and Engineered Materials, North America Color and Additives, Specialty Inks and Polymer Systems, Specialty Engineered Materials and PolyOne Distribution are expected to drive operating income growth in excess of second-quarter 2007 levels. Aggregate Geon Performance Polymers and Producer Services operating margin is projected to increase sequentially, but remain below the year-ago level due to continued weak end-market demand. Resin and Intermediates earnings are expected to be lower compared with second-quarter 2007 and first-quarter 2008 results, due to low incremental chlorine demand outweighing benefits from higher caustic pricing.
Based on these projections, we expect second-quarter 2008 earnings to increase sequentially versus first-quarter 2008 results.
Based upon current North American demand levels, we have modified our full-year 2008 sales growth estimate to

7% to 10%, from the prior estimate of 10% to 12%. We continue to anticipate positive year-over-year earnings growth in 2008; however, the distribution of quarterly earnings is expected to be more heavily weighted toward the second half of the year.
Results of Operations
Summary of Consolidated Results:
Aggregate sales increased 8.5% in the first quarter of 2008 as compared to the same period in 2007. Sales from the recently acquired GLS business accounted for 5% of this increase. The remainder of the increase was due to sales increases in the International Color and Engineered Materials and PolyOne Distribution segments and the favorable impact from foreign exchange which accounted for 5% of the overall increase, partially offset by a 4% decline in Geon Performance Polymers sales, due mainly to the depressed residential construction market.
Net income declined $0.9 million in the first quarter of 2008, or $0.01 per share, compared to the same period in 2007. Income from continuing operations before income taxes declined $1.5 million in the first quarter of 2008 as compared to the same period in 2007. A table showing material items that comprise this decline is provided after the following table, which sets forth key financial information from our statements of income for the quarters ended March 31, 2008 and 2007, respectively.

	Three months ended March 31,
(In millions, except per share data)	2008	2007
Sales	$713.7	$657.8

Operating income	$20.1	$26.5

Interest expense	(9.2)	(15.3)
Interest income	0.8	0.9
Other expense, net	(2.0)	(0.9)

Income before income taxes	9.7	11.2
Income tax expense	(3.2)	(3.8)

Net income	$6.5	$7.4

Basic and diluted earnings per share	$0.07	$0.08
See the following discussion for an explanation of the results for the periods shown above.
Income before Income Taxes
The following table sets forth the components of the variance for the three months ended March 31, 2008 as compared to the same period in the prior year:

Variances –
Favorable
(Unfavorable)
Three Months Ended
March 31,
(In millions)	2008 vs. March 31, 2007
Operating segment performance:
Geon Performance Polymers	$(13.3)
International Color and Engineered Materials	1.8
PolyOne Distribution	0.9
Specialty Engineered Materials	3.8
Resin and Intermediates	1.6
All Other	2.5

Corporate and eliminations:
Environmental remediation costs	(0.6)
Recognition of inventory step-up associated with GLS acquisition	(1.6)
Share-based compensation	(0.6)
All other and eliminations	(0.9)

Total Corporate and eliminations	(3.7)

Change in operating income	(6.4)

Interest expense, net	6.0
Other expense	(1.1)

Change in income before income taxes	$(1.5)

See the following operating segment discussion for a further explanation of our segments’ operating results for the periods shown in the preceding table.
Selected Operating Costs
Selected operating costs, expressed as a percentage of sales, are as follows:

	Three Months Ended
	March 31,
	2008	2007

Cost of sales	86.5%	85.7%
Selling and administrative costs	9.6%	9.1%
Cost of Sales – These costs include raw materials, plant conversion, distribution and environmental remediation charges. These costs increased in the first quarter of 2008 as compared to the same period in 2007 as a result of higher raw material costs not yet fully offset by price increases largely associated with the Geon Performance Polymers business and those other businesses impacted by the slowdown in the building and construction market. Included in cost of sales is the $1.6 million recognition of inventory step-up associated with the GLS acquisition.
Selling and Administrative – These costs generally include selling, technology and administrative functions and corporate and general expenses. Selling and administrative costs increased $8.4 million, or 14%, for the three months ended March 31, 2008 compared to the same period in 2007. The change in selling and administrative expense was due mainly to an increase in selling and administrative costs associated with the acquisition of GLS of $3.8 million, the impact of foreign exchange of $2.2 million and increased investment in commercial resources and capabilities.
Other Components of Income and Expense
Discussions of significant components of income and expense that are presented below the line “Operating income” in the Condensed Consolidated Statements of Income are provided below.

Interest expense – The decrease in interest expense of $6.1 million for the three months ended March 31, 2008 as compared to the same period in 2007 was due primarily to the repurchase of $241.4 million of our 10.625% senior notes.
Other expense, net – The following table lists the major items included in other expense, net:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Currency exchange loss	$(0.1)	$(0.6)
Foreign exchange contracts gain (loss)	(0.2)	0.3
Discount on sale of trade receivables	(1.5)	(0.3)
Other loss	(0.2)	(0.3)

Other expense, net	$(2.0)	$(0.9)

Income tax expense – The first quarter of 2008 income tax expense of $3.2 million reflects an effective tax rate of 33.0% and the income tax expense of $3.8 million in the first quarter of 2007 reflects an effective tax rate of 33.9%. The difference between the effective rate and the statutory rate in both periods was primarily due to the impact of foreign source income.
Segment Information:
Sales and Operating Income (Loss):

	Three Months Ended
	March 31,
(In millions)	2008	2007	Change	% Change
Sales:
Geon Performance Polymers	$223.0	$233.1	$(10.1)	(4.3)%
International Color and Engineered Materials	165.2	144.0	21.2	14.7%
PolyOne Distribution	201.1	184.4	16.7	9.1%
Specialty Engineered Materials	64.5	32.4	32.1	99.1%
All Other	94.7	99.9	(5.2)	(5.2)%
Corporate and eliminations	(34.8)	(36.0)	1.2	3.3%

	$713.7	$657.8	$55.9	8.5%

Operating income (loss):
Geon Performance Polymers	$7.1	$20.4	$(13.3)	(65.2)%
International Color and Engineered Materials	7.8	6.0	1.8	30.0%
PolyOne Distribution	5.5	4.6	0.9	19.6%
Specialty Engineered Materials	2.9	(0.9)	3.8	422.2%
Resin and Intermediates	5.9	4.3	1.6	37.2%
All Other	4.0	1.5	2.5	166.7%
Corporate and eliminations	(13.1)	(9.4)	(3.7)	(39.4)%

	$20.1	$26.5	$(6.4)	(24.2)%

Operating income (loss) as a percentage of sales:
Geon Performance Polymers	3.2%	8.8%	(5.6)% points
International Color and Engineered Materials	4.7%	4.2%	0.5 % points
PolyOne Distribution	2.7%	2.5%	0.2 % points
Specialty Engineered Materials	4.5%	(2.8)%	7.3 % points
All Other	4.2%	1.5%	2.7 % points
Total	2.8%	4.0%	(1.2)% points

A summary of Corporate and eliminations included in Operating income (loss) is as follows:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Environmental remediation costs (a)	$(1.6)	$(1.0)
Recognition of inventory step-up associated with GLS acquisition (b)	(1.6)	—
Share-based compensation (c)	(0.8)	(0.2)
All other and eliminations (d)	(9.1)	(8.2)

Total Corporate and eliminations	$(13.1)	$(9.4)

(a)	During the three-month periods ended March 31, 2008 and 2007, we recorded $1.6 million and $1.0 million, respectively, of expense related to environmental remediation activities.

(b)	Upon acquisition of GLS, GLS’s inventory was initially stepped up from cost to fair value. This difference was recognized with the first turn of inventory within Corporate and eliminations.

(c)	Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

(d)	Severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from restructuring initiatives and executive separation agreements.
Geon Performance Polymers
Geon Performance Polymers sales were $10.1 million, or 4%, lower than the first quarter of 2007. The business was primarily impacted by the slowdown in the building and construction end markets, consistent with recent quarters. Our Asian vinyl compounding business, with the acquisition of Ngai Hing Plastchem Company Ltd. in the fourth quarter of 2007, demonstrated a 45% increase in revenue over the comparable period in the previous year.
Operating income decreased 65% from the first quarter of 2007. This decrease was primarily due to significantly lower volumes and, to a lesser degree, margin compression between raw material costs and selling prices.
International Color and Engineered Materials
International Color and Engineered Materials first quarter 2008 sales increased $21.2 million, or 15%, due to continuing double digit growth in our Asian Color and Additives business, favorable foreign exchange and modest growth in the Engineered Materials businesses in Europe and Asia. Favorable foreign exchange rates increased sales by $19.3 million, or 13%. Asian sales across all product platforms grew 19%, including the impact of foreign exchange. This increase was driven by our Color and Additives business, which grew sales 31% due to an improved mix of specialty applications utilizing our liquid color and additives product technologies, and 8% sales growth in our Asian Engineered Materials business despite unfavorable conditions in electrical and electronics markets, primarily due to lower export demand to North America.
Operating income increased $1.8 million, or 30%, in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily due to improved margins due to greater penetration of specialty applications in the packaging, wire and cable and automotive end markets and to improved product mix based on new specialty additive products. Value selling, cost management actions and exiting lower profitability business also contributed to the margin increase. Foreign exchange had a favorable impact on operating income of $1.0 million.

PolyOne Distribution
PolyOne Distribution sales increased $16.7 million, or 9%, as compared to the first quarter of 2007 driven by a 9% increase in average selling prices that were realized due to rising material and energy costs. An increased investment in commercial resources coupled with a national accounts program, and a strong pipeline of new sales opportunities in various markets all contributed favorably to the sales growth, helping to offset lower demand from our existing customer base due to weakening North American market conditions.
Operating income was $5.5 million, up 20% from the first quarter of 2007. This increase was largely due to a stronger sales mix and to higher gross margins.
Specialty Engineered Materials
Sales increased $32.1 million, or 99%, in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to $33.0 million of sales from GLS, which was acquired in January 2008, slightly offset by lower organic sales for the first quarter of 2008, due to weak demand in the building and construction and automotive markets as well as exiting low margin business. Segment gross margins expanded through mix improvements and accelerated penetration of specialty applications. The impact of foreign exchange was immaterial.
Operating income was up $3.8 million in the first quarter of 2008 as compared to the first quarter of 2007, primarily driven by the GLS acquisition. Additionally, achieving an improved mix of specialty applications and the exiting of lower profitability business also contributed to the year-over-year income improvement.
Resin & Intermediates
First quarter 2008 operating income increased $1.6 million, or 37%, compared to the first quarter of 2007. In July 2007, we divested our 24% interest in OxyVinyls, which in the first quarter of 2007 lost $1.3 million.
SunBelt earnings were $0.2 million higher in the first quarter of 2008 compared to the first quarter of 2007 despite volumes being 4% lower. Year-over-year ECU netbacks were up approximately 17% on the strength of caustic pricing. Demand for caustic remained strong, but chlorine demand declined compared to the same period a year ago due to weak downstream PVC resin and polyurethane market conditions primarily attributable to depressed construction end markets.
All Other
All Other includes the North American Color and Additives, Producer Services and Specialty Inks and Polymer Systems operating segments. Sales in aggregate were down 5% from first quarter 2007 due mainly to a 4% decline in North American Color and Additives sales and a 9% decline in Producer Services sales. Producer Services sales were down reflecting declines in traditionally cyclical markets.
Operating income improved by $2.5 million, or 167%, in the first quarter of 2008 compared to the first quarter of 2007 despite the revenue decline. North American Color and Additives accounted for the majority of this improvement due to benefits realized from improved commercial disciplines, pruning low margin business and tight operating cost control. Specialty Inks and Polymer Systems operating income improved by 40% in the first quarter of 2008 as compared to the first quarter of 2007, resulting from an improved mix of inks and urethane products and improved value-added selling discipline.

Liquidity and Capital Resources
The following discussion focuses on material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2007) to the date of the most recent interim balance sheet (March 31, 2008).

	Three Months Ended March 31,		Net Cash (Used)
(In millions)	2008	2007	Provided
Cash flow summary
Cash provided by operating activities	$57.1	$3.8	$53.3
Cash used by investing activities	(158.4)	(3.5)	(154.9)
Cash provided (used) by financing activities	81.2	(0.3)	81.5

	(20.1)	—	(20.1)
Effect of exchange rates on cash	(0.1)	0.9	(1.0)

Increase (decrease) in cash and equivalents	$(20.2)	$0.9	$(21.1)

	Three Months Ended March 31,		Net Cash (Used)
(In millions)	2008	2007	Provided
Cash Flows from Operating Activities
Net income	$6.5	$7.4	$(0.9)
Depreciation and amortization	15.8	14.1	1.7
Charges for environmental remediation, net of net payments	(0.7)	(0.5)	(0.2)
Deferred income tax (benefit) provision	(0.6)	1.1	(1.7)
Stock compensation expense	0.8	0.2	0.6
Companies carried at equity and minority interest:
Income from equity affiliates	(8.1)	(6.5)	(1.6)
Distributions and distributions received	0.9	0.2	0.7
Change in assets and liabilities:
Decrease from working capital	(32.5)	(19.0)	(13.5)
Increase in sale of accounts receivable	86.6	—	86.6
Accrued expenses and other	(11.6)	6.8	(18.4)

Net cash provided by operating activities	$57.1	$3.8	$53.3

Operating Activities – Our operations provided $57.1 million of cash in the first three months of 2008, an increase of $53.3 million from the same period in 2007 due primarily to the increase in the sale of accounts receivable used to fund the purchase of GLS. Working capital used $13.5 million more cash in the first three months of 2008, as illustrated below.

	Three Months Ended March 31,		Net Cash (Used)
(In millions)	2008	2007	Provided
Cash Flows from working capital
Accounts receivable	$(49.6)	$(58.2)	$8.6
Inventories	(28.5)	(4.9)	(23.6)
Accounts payable	45.6	44.1	1.5

Net cash used by working capital	$(32.5)	$(19.0)	$(13.5)

Net cash used by working capital for the first three months of 2008 was $32.5 million, a $13.5 million increase from the same period last year. The increase in cash used by working capital is primarily due to increased raw material costs.

	Three Months Ended March 31,		Net Cash (Used)
(In millions)	2008	2007	Provided
Cash Flows from Investing Activities
Capital expenditures	$(8.4)	$(7.5)	$(0.9)
Business acquisitions, net of cash acquired	(150.0)	—	(150.0)
Proceeds from sale of assets	—	4.0	(4.0)

Net cash used by investing activities	$(158.4)	$(3.5)	$(154.9)

Investing activities – Cash used by investing activities in the first three months of 2008 was $158.4 million, mainly reflecting the cash used to purchase GLS.

	Three Months Ended March 31,		Net Cash (Used)
(In millions)	2008	2007	Provided
Cash Flows from Financing Activities
Change in short-term debt	$81.9	$0.1	$81.8
Repayment of long-term debt	(0.7)	(0.7)	—
Proceeds from exercise of stock options	—	0.3	(0.3)

Net cash provided (used) by financing activities	$81.2	$(0.3)	$81.5

Financing activities – Cash provided by financing activities in the first three months of 2008 totaled $81.2 million, mainly the result of additional short and long-term debt issued to fund the GLS acquisition.
As of March 31, 2008, we had existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $568.5 million. As of March 31, 2008, we had used $508.0 million of these facilities, and $60.5 million was available to be drawn while remaining in compliance with all covenants associated with these facilities. As of March 31, 2008, we also had a $59.2 million cash and cash equivalents balance that exceeded our typical operating cash requirements of $35 million to $40 million, adding to our available liquidity.

The following table summarizes our available and outstanding facilities at March 31, 2008:

(In millions)	Outstanding	Available
Long-term debt, including current maturities	$331.8	$—
Receivables sale facility	86.6	60.5
Short-term debt	89.6	—

	$508.0	$60.5

Long-Term Debt — At March 31, 2008, long-term debt totaled $309.1 million, with maturities ranging from 2008 to 2015. Current maturities of long-term debt at March 31, 2008 were $22.7 million.
In April 2008, we sold $80.0 million in aggregate principal amount of 8.875% senior notes due 2012 to certain institutional investors in a private placement exempt from the registration requirements of the Securities Act of 1933. Net proceeds from the offering were used to reduce the amount of receivables sold under the receivables sale facility.
Guarantee and Agreement — We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., on June 6, 2006. Under this Guarantee and Agreement, we guarantee the treasury management and banking services provided to us and our subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by our inventories located in the United States.
Credit Facility — On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011.
Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, 2008, we borrowed $40.0 million under the agreement and entered into a floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties. As of March 31, 2008, we are in compliance with such covenants.
Receivables Sale Facility — The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the receivable sale facility was amended to include up to $25.0 million of Canadian receivables, which increased the facility size to $200.0 million. The maximum proceeds that we may receive are limited to 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.4 million was used at March 31, 2008.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40.0 million or less. As of March 31, 2008, the fixed charge coverage ratio was 1.4 to 1 and we had sold $86.6 million of accounts receivable, resulting in availability under the facility of $60.5 million.
During the three months ended March 31, 2008, we sold $86.6 million of our undivided interest in accounts receivable. We used the net proceeds from the issuance of $80.0 million of 8.875% senior notes in April 2008 to reduce the amount of accounts receivable sold.
Of the capital resource facilities available to us as of March 31, 2008, the portion of the receivables sale facility that was sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of March 31, 2008, we had sold $86.6 million of accounts receivable and had guaranteed $60.9 million of our SunBelt equity affiliate’s debt.
We expect that profitable operations in 2008 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2008 include net income, additional borrowings under existing or new loan agreements, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2008 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, debt retirements upon maturity, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be between $50 and $60 million in 2008, primarily to support strategic growth initiatives and manufacturing operations and to upgrade our ERP system.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
Goodwill – As of March 31, 2008, we had $333.1 million of goodwill that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date. We determined that goodwill was not impaired when we performed our last annual assessment as of July 1, 2007. As of March 31, 2008, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Please refer to Note C of the Condensed Consolidated Financial Statements for further discussion. Based upon this, we concluded that an interim assessment as of March 31, 2008 was not required. We will perform our 2008 annual assessment during the third quarter of 2008.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates within the U.S., Europe or Asia or other countries where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to PolyOne’s specialization strategy, operational excellence initiatives, cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid business disruptions;

•	any change in any agreements with product suppliers to PolyOne Distribution that prohibits PolyOne from continuing to distribute a supplier’s products to customers;

•	the ability to successfully integrate GLS;

•	the ability to successfully integrate Ngai Hing PlastChem, and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007. PolyOne periodically enters into interest rate swap agreements that modify its exposure to interest rate risk by converting fixed-rate obligations to floating rates. PolyOne maintained interest rate swap agreements on one of its fixed-rate obligations in the aggregate amount of $10.0 million at March 31, 2008. At March 31, 2008, this agreement had a net fair value obligation of $0.1 million. The interest rate for this agreement at March 31, 2008 was 9.14%.
In connection with the $40.0 million borrowed under the revolving credit facility in January 2008, PolyOne entered into a $40.0 million floating to fixed interest rate swap expiring on January 9, 2009 resulting in an effective interest rate of 8.4%. This derivative is not treated as a hedge and, as a result, is marked to market, with the resulting gain and loss recognized as interest expense in the Condensed Consolidated Statements of Income. At March 31, 2008, this agreement had a fair value obligation of $0.4 million.
There have been no material changes in the market risk faced by PolyOne from December 31, 2007 to March 31, 2008.
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

Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Part II – Other Information
Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)

10.1+	Form of Award Agreement for Restricted Stock Units

10.2+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights

10.3+	Form of Award Agreement for Performance Units

10.4+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors

10.5	Registration Rights Agreement, dated as of April 10, 2008, between PolyOne Corporation and the Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2008	POLYONE CORPORATION
/s/ W. David Wilson
W. David Wilson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)

10.1+	Form of Award Agreement for Restricted Stock Units

10.2+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights

10.3+	Form of Award Agreement for Performance Units

10.4+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors

10.5	Registration Rights Agreement, dated as of April 10, 2008, between PolyOne Corporation and the Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of W. David Wilson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants