Form 10-Q
period 2008-06-30
POLYONE CORP
filed 2008-08-07
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of August 4, 2008 was 93,305,018.

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$748.1	$688.8	$1,461.8	$1,346.6

Cost of sales	659.6	606.3	1,288.4	1,180.0

Gross margin	88.5	82.5	173.4	166.6
Selling and administrative	75.0	68.5	147.9	132.6
Income (loss) from equity affiliates and minority interest	10.5	(1.6)	18.6	4.9

Operating income	24.0	12.4	44.1	38.9
Interest expense	(10.7)	(16.0)	(19.9)	(31.3)
Interest income	0.9	0.9	1.7	1.8
Premium on early extinguishment of long-term debt	—	(5.3)	—	(5.3)
Other expense, net	(0.7)	(1.8)	(2.7)	(2.7)

Income (loss) before income taxes	13.5	(9.8)	23.2	1.4
Income tax (expense) benefit	(4.7)	4.4	(7.9)	0.6

Net income (loss)	$8.8	$(5.4)	$15.3	$2.0

Basic and diluted earnings (loss) per common share	$0.09	$(0.06)	$0.16	$0.02

Weighted-average shares used to compute earnings per share:
Basic	93.0	92.8	93.0	92.7
Diluted	93.8	92.8	93.5	93.0

Dividends declared per share of common stock	$–	$–	$–	$–
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$59.8	$79.4
Accounts receivable, net	423.2	340.8
Inventories	277.4	223.4
Deferred income tax assets	20.4	20.4
Other current assets	22.8	19.8

Total current assets	803.6	683.8
Property, net	467.5	449.7
Investment in equity affiliates	30.1	19.9
Goodwill	333.0	288.8
Other intangible assets, net	71.3	6.7
Deferred income tax assets	67.6	69.9
Other non-current assets	66.1	64.2

Total assets	$1,839.2	$1,583.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$89.8	$6.1
Accounts payable	339.9	250.5
Accrued expenses	99.7	94.4
Current portion of long-term debt	12.9	22.6

Total current liabilities	542.3	373.6
Long-term debt	388.4	308.0
Post-retirement benefits other than pensions	79.3	81.6
Pension benefits	67.5	82.6
Other non-current liabilities	85.8	87.8

Total liabilities	1,163.3	933.6
Shareholders’ equity	675.9	649.4

Total liabilities and shareholders’ equity	$1,839.2	$1,583.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2008	2007

Operating Activities
Net income	$15.3	$2.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.7	28.6
Charges for environmental remediation	3.9	1.9
Cash payments for environmental remediation	(4.8)	(2.9)
Deferred income tax provision (benefit)	0.4	(5.4)
Premium on early extinguishment of long-term debt	–	5.3
Stock-compensation expense	1.5	2.6
Companies carried at equity and minority interest:
Impairment of investment in equity affiliate	–	15.9
Income from equity affiliates and minority interest	(18.6)	(20.8)
Dividends and distributions received	8.3	9.8
Contributions to pensions and other post-retirement plans	(20.0)	(13.7)
Change in assets and liabilities:
Accounts receivable	(77.1)	(70.8)
Inventories	(33.3)	(17.0)
Accounts payable	78.3	79.8
Increase in sale of accounts receivable	13.8	89.2
Accrued expenses and other	0.3	(3.9)

Net cash (used) provided by operating activities	(0.3)	100.6

Investing Activities
Capital expenditures	(19.9)	(21.9)
Business acquisitions, net of cash acquired	(150.0)	–
Proceeds from sale of assets	–	5.2

Net cash used by investing activities	(169.9)	(16.7)

Financing Activities
Change in short-term debt	82.6	17.5
Issuance of long-term debt, net of debt issuance costs	77.8	–
Repayment of long-term debt	(11.4)	(121.4)
Premium on early extinguishment of long-term debt	–	(5.3)
Proceeds from exercise of stock options	–	0.7

Net cash provided (used) by financing activities	149.0	(108.5)

Effect of exchange rate changes on cash	1.6	2.4

Decrease in cash and cash equivalents	(19.6)	(22.2)
Cash and cash equivalents at beginning of period	79.4	66.2

Cash and cash equivalents at end of period	$59.8	$44.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Dollars in millions, shares in thousands)

			Shareholders’ Equity
							Common	Accumulated
	Common Shares				Additional	Retained	Stock	Other
		Held in		Common	Paid-In	Earnings	Held In	Comprehensive
	Outstanding	Treasury	Total	Stock	Capital	(Deficit)	Treasury	Income (Loss)

Balance January 1, 2007	122,192	29,384	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)
Comprehensive income:
Net income			7.4			7.4
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			3.0					3.0

Total comprehensive income			11.4
Stock-based compensation and benefits		(70)	0.5		(0.3)		0.8

Balance March 31, 2007	122,192	29,314	$593.6	$1.2	$1,065.4	$(52.5)	$(325.4)	$(95.1)

Comprehensive income:
Net loss			(5.4)			(5.4)
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax of $0.5			1.0					1.0
Translation adjustment			9.0					9.0

Total comprehensive income			4.6
Stock-based compensation and benefits		(113)	3.2		1.9		1.3

Balance June 30, 2007	122,192	29,201	$601.4	$1.2	$1,067.3	$(57.9)	$(324.1)	$(85.1)

Balance January 1, 2008	122,192	29,059	$649.4	$1.2	$1,065.0	$(48.5)	$(319.7)	$(48.6)
Comprehensive income:
Net income			6.5			6.5
Amortization of unrecognized losses, transition obligation and prior service credit, net of tax of $0.3			0.6					0.6
Translation adjustment			5.0					5.0
Unrecognized loss on available-for-sale securities			(0.1)					(0.1)

Total comprehensive income			12.0
Stock-based compensation and benefits		(114)	0.9		(0.5)		1.4

Balance March 31, 2008	122,192	28,945	$662.3	$1.2	$1,064.5	$(42.0)	$(318.3)	$(43.1)

Comprehensive income:
Net income			8.8			8.8
Amortization of unrecognized losses, transition obligation and prior service credit, net of tax of $0.3			0.6					0.6
Translation adjustment			3.7					3.7
Unrecognized loss on available-for-sale securities			(0.3)					(0.3)

Total comprehensive income			12.8
Stock-based compensation and benefits		(28)	0.8		0.5		0.3

Balance June 30, 2008	122,192	28,917	$675.9	$1.2	$1,065.0	$(33.2)	$(318.0)	$(39.1)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

Note A	–	Basis of Presentation
Note B	–	Accounting Policies
Note C	–	Goodwill and Other Intangible Assets
Note D	–	Inventories
Note E	–	Property
Note F	–	Income Taxes
Note G	–	Investment in Equity Affiliates
Note H	–	Share-Based Compensation
Note I	–	Weighted-Average Shares Used in Computing Earnings Per Share
Note J	–	Employee Separation and Plant Phaseout
Note K	–	Employee Benefit Plans
Note L	–	Financing Arrangements
Note M	–	Sale of Accounts Receivable
Note N	–	Segment Information
Note O	–	Commitments and Contingencies
Note P	–	Business Combination
Note Q	–	Fair Value
Note R	–	Subsequent Event
Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2007 of PolyOne Corporation.
In January 2008, the Company acquired 100% of the outstanding capital stock of GLS Corporation (GLS), a global provider of specialty thermoplastic elastomer (TPE) compounds for consumer, packaging and medical applications. Identifiable intangible assets of $66.0 million and goodwill of $43.8 million were recorded pertaining to this acquisition. For more information on the GLS acquisition, see Note P.
On July 1, 2008, PolyOne announced that, in June 2008, Producer Services, formerly included in All Other, was combined with Geon Performance Polymers to form the Performance Products and Solutions operating segment. In addition, North American Color and Additives and Specialty Inks and Polymer Systems, both formerly included in All Other, were combined to form a new operating segment named Specialty Color, Additives and Inks. Prior period segment information has been reclassified to conform to the 2008 presentation.
On March 20, 2008, PolyOne announced the Specialty Engineered Materials segment. This segment includes PolyOne’s TPE compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS. Prior period segment information has been reclassified to conform to the 2008 presentation.
Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2008.
Reclassification – Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

Note B – Accounting Policies
New Accounting Pronouncements
SFAS No. 157 – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” that delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted the non-deferred portion of SFAS No. 157 on January 1, 2008, and such adoption did not have a material impact on the Company’s financial statements. The Company is evaluating the effect that adoption of the deferred portion of SFAS No. 157 will have on its financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill impairment tests. See Note Q – “Fair Value” for information on the Company’s fair value assets and liabilities.
SFAS No. 159 – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 had no impact on the Company’s financial statements.
SFAS No. 141 (revised 2007) – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
SFAS No. 161 – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.
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
Note C – Goodwill and Other Intangible Assets
In accordance with SFAS No. 141, “Business Combinations,” purchase accounting requires that the total purchase price of acquisitions be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. As such, the acquisition of GLS resulted in the addition of $43.8 million of goodwill and $66.0 million in identifiable intangibles as of January 2, 2008. See Note P for more information on the GLS acquisition.

Goodwill as of June 30, 2008 and December 31, 2007, by operating segment, was as follows:

(In millions)	June 30, 2008	December 31, 2007

International Color and Engineered Materials	$72.0	$72.0
Specialty Engineered Materials	43.8	–
Specialty Color, Additives and Inks	33.8	33.8
Performance Products and Solutions	181.8	181.4
PolyOne Distribution	1.6	1.6

Total	$333.0	$288.8

For the six-month period ended June 30, 2008, there were no indicators of impairment for goodwill. The annual impairment testing for goodwill will be performed as of July 1, 2008. Carrying values of reporting units are compared with fair values of reporting units, and when the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized.
As a result of the reorganization of the Company’s segments on October 1, 2007, PolyOne had four reporting units that had a significant amount of goodwill: Geon Compounds; Specialty Coatings; International Color and Engineered Materials; and Specialty Inks and Polymer Systems. PolyOne performed an interim assessment of goodwill on the two new reporting units – Specialty Coatings and Specialty Inks and Polymer Systems. The average fair values of the market approach and income approach exceeded the carrying value of Specialty Coatings and Specialty Inks and Polymer Systems as of October 1, 2007.
Reorganization of the Company’s operating segments during 2008 (described in Note N to the Condensed Consolidated Financial Statements) did not have an impact on the reporting units.
Information regarding PolyOne’s finite-lived other intangible assets follows:

	As of June 30, 2008
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$37.0	$(7.9)	$–	$29.1
Sales contract	11.4	(10.1)	–	1.3
Patents, technology and other	9.1	(2.9)	1.5	7.7

Total	$57.5	$(20.9)	$1.5	$38.1

	As of December 31, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(6.7)	$–	$1.9
Sales contract	11.4	(10.0)	–	1.4
Patents, technology and other	4.7	(2.7)	1.4	3.4

Total	$24.7	$(19.4)	$1.4	$6.7

Amortization of finite-lived other intangible assets was $0.7 million and $1.1 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $1.5 million for both six-month periods ended June 30, 2008 and 2007. At June 30, 2008, PolyOne has $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting mainly of trademarks and trade names acquired as part of the January 2, 2008 GLS acquisition.
The carrying values of intangible assets and other investments are adjusted to the estimated net future cash flows based upon an evaluation done each year end, or more often, when indicators of impairment exist. For the six-month period ended June 30, 2008, there were no indicators of impairment for intangible assets.

Note D – Inventories
Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2008	2007

Finished products and in-process inventories	$188.9	$169.5
Raw materials and supplies	139.8	100.1

	328.7	269.6
LIFO reserve	(51.3)	(46.2)

Total	$277.4	$223.4

Note E – Property

	June 30,	December 31,
(In millions)	2008	2007

Land and land improvements	$40.3	$40.3
Buildings	277.3	271.8
Machinery and equipment	949.0	903.6

	1,266.6	1,215.7
Less accumulated depreciation and amortization	(799.1)	(766.0)

	$467.5	$449.7

Note F – Income Taxes
The effective income tax rates for the second quarter and first six months of 2008 were 34.8% and 34.1%, respectively, compared to 44.9% and 42.9% for the same periods in 2007. During the second quarter of 2008, PolyOne increased the amount of unrecognized tax benefits associated with a tax audit by $0.3 million. This adjustment resulted from an updated assessment of PolyOne’s tax position performed by management in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The difference between the effective rates and statutory rate is primarily the impact of earnings in international tax jurisdictions with lower income tax rates and domestic losses.
Note G – Investment in Equity Affiliates
SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of PolyOne’s equity investments and is reported within the Resin and Intermediates segment. PolyOne owns 50% of SunBelt. On July 6, 2007, PolyOne sold its 24% interest in Oxy Vinyls, LP (OxyVinyls), a manufacturer and marketer of PVC resins, for cash proceeds of $260.5 million and, as a result, no equity affiliate earnings of OxyVinyls were recorded by PolyOne for the three months and six months ended June 30, 2008.
The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007

Net sales	$42.0	$47.1	$80.2	$84.2
Operating income	$21.0	$24.1	$37.5	$40.4
Partnership income as reported by SunBelt	$18.9	$22.0	$33.3	$36.0
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$9.4	$11.0	$16.6	$18.0

	June 30,	December 31,
(In millions)	2008	2007

Current assets	$45.5	$27.8
Non-current assets	113.1	109.6

Total assets	158.6	137.4

Current liabilities	21.9	21.0
Non-current liabilities	109.7	109.7

Total liabilities	131.6	130.7

Partnership capital	$27.0	$6.7

The following table presents OxyVinyls’ summarized financial results for the periods indicated:

	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2007	June 30, 2007

Net sales	$614.5	$1,108.3
Operating income	$14.8	$10.9
Partnership income as reported by OxyVinyls	$8.6	$2.7
PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ income	2.0	0.6
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.2	0.3

Equity affiliate earnings recorded by PolyOne	$2.2	$0.9

Other investments in equity affiliates are discussed below.
The BayOne Urethane Systems, L.L.C. equity affiliate (owned 50%) is included in the Specialty Inks and Polymer Systems operating segment. The Performance Products and Solutions operating segment includes the Geon Polimeros Andinos equity affiliate (owned 50%). Combined summarized financial information for these equity affiliates is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007

Net sales	$15.7	$29.2	$45.8	$53.3
Operating income	$1.9	$2.0	$4.6	$3.8
Partnership income as reported by other equity affiliates	$2.1	$2.4	$3.9	$4.0
PolyOne’s ownership of other equity affiliates	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$1.1	$1.2	$2.0	$2.0

Note H – Share-Based Compensation
Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations includes compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R), “Share-Based Payment.” Because share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

PolyOne has one active share-based compensation plan, which is described below. The cost is included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. A summary of compensation expense by type of award follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Stock appreciation rights	$0.4	$1.1	$0.9	$2.3
Restricted stock units	0.2	–	0.3	–
Restricted stock awards	0.1	0.1	0.3	0.3
Performance shares	–	1.2	–	–
Stock options	–	–	–	–

Total share-based compensation	$0.7	$2.4	$1.5	$2.6

2008 Equity and Performance Incentive Plan
In May 2008, PolyOne’s shareholders approved the PolyOne Corporation 2008 Equity and Performance Incentive Plan (2008 EPIP). This plan replaces the 2005 Equity and Performance Incentive Plan (2005 EPIP). All previous equity-based plans were frozen upon the approval of the 2008 EPIP in May 2008. The 2008 EPIP provides for the award of a broad variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock have been reserved for grants and awards under the 2008 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the PolyOne Corporation 2005 EPIP. All previous equity-based plans were frozen upon the approval of the 2005 EPIP in May 2005. The 2005 EPIP provides for the award of a broad variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock were reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury. The 2005 EPIP was replaced by the 2008 EPIP.
Stock Appreciation Rights
During the first half of 2008, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,094,400 stock appreciation rights (SARs). These awards vest in one-third increments annually over a three-year service period and may not be exercised earlier than one year from the date of the grant. These SARs have a seven-year exercise period that expires on March 6, 2015.
For SARs granted in 2007 and 2006, vesting is based on a service period of one year and the achievement of certain stock price targets. This condition is considered a market-based measure under SFAS No. 123(R) and is considered in determining the award’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards granted in 2007 vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.24, $7.90 and $8.56 per share, but may not be exercised earlier than one year from the date of the grant. At June 30, 2008, these awards had reached the $8.56 stock price achievement target. The awards granted in 2006 vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.50, $8.50 and $10.00 per share, but may not be exercised earlier than one year from the date of the grant. At June 30, 2008, these awards had reached the $8.50 stock price achievement target. These SARs have a seven-year exercise period.

Due to the fact that the SARs granted during 2007 and 2006 vest in one-third increments based on certain stock price achievement, the option pricing model used by PolyOne to value the SARs granted during 2007 and 2006 was a Monte Carlo simulation method.
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
The following is a summary of the assumptions related to the grants issued during 2008:

2008

Expected volatility	37.00%
Expected dividends	–
Expected term	4.5 years
Risk-free rate	2.48%
Value of SAR options granted	$2.26
A summary of SAR activity as of June 30, 2008 and changes during the six months then ended are presented below:
(Shares in thousands, dollars in millions, except per share data)

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
Stock Appreciation Rights	Shares	Per Share	Term	Intrinsic Value

Outstanding at January 1, 2008	2,991	$7.30
Granted	1,094	6.82
Exercised	–	–
Forfeited or expired	(15)	7.09

Outstanding at June 30, 2008	4,070	$7.17	5.33 years	$1.1

Vested and exercisable at June 30, 2008	2,366	$7.12	4.99 years	$0.8

The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2008 and 2007 was $2.28 and $2.72, respectively. No SARs were exercised in either of the three-month periods ended June 30, 2008 and 2007.
As of June 30, 2008, there was $2.1 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the next 35 months.
Restricted Stock Units
During 2008, 467,600 units of restricted stock have been granted to selected executives and other key employees. A restricted stock unit (RSU) represents a contingent right to receive one share of the Company’s common stock at a future date provided a continuous three-year service period is attained. Compensation expense is measured on the grant date using the quoted market price of the Company’s common stock and is recognized on a straight-line basis over the requisite service period.

As of June 30, 2008, 463,700 RSUs remain unvested with a weighted-average grant date fair value of $6.83 and a weighted-average remaining contractual term of 32 months. Unrecognized compensation cost for RSUs at June 30, 2008 was $3.0 million.
Restricted Stock Awards
In 2007 and 2006, PolyOne issued restricted stock as part of the compensation package for selected executives and other key employees. The value of the restricted shares was established using the market price of PolyOne’s common stock on the date of grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff vesting period of the restricted stock. As of June 30, 2008, 239,600 shares of restricted stock remain unvested with a weighted-average grant date fair value of $8.66 and a weighted-average remaining contractual term of 10 months. Unrecognized compensation cost for restricted stock awards at June 30, 2008 was $0.6 million.
Performance Shares
In January 2005, the Compensation and Governance Committee authorized the issuance of performance shares to selected executives and other key employees. The performance shares vested only to the extent that management goals for cash flow, return on invested capital, and the level of earnings before interest, taxes, depreciation and amortization in relation to debt were achieved for the period commencing January 1, 2005 and ending December 31, 2007. Of the 388,500 performance share awards outstanding at December 31, 2007, 33% vested and were paid out in shares issued from treasury, net of tax.
Stock Options
PolyOne’s incentive stock plans previously provided for the award or grant of options to purchase PolyOne common stock. Options were granted in 2004 and prior. Options granted generally became exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option does not extend beyond 10 years from the date of grant. All options were granted at 100% or greater of market value (as defined) on the date of the grant.
A summary of option activity as of June 30 , 2008 and changes during the six months then ended follows:
(Shares in thousands, dollars in millions, except per share data)

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value

Outstanding at January 1, 2008	6,153	$11.17
Granted	–	–
Exercised	(4)	5.05
Forfeited or expired	(1,632)	10.70

Outstanding, vested and exercisable at June 30, 2008	4,517	$11.34	1.65 Years	$0.5

Cash received during the first six months of 2008 and 2007 from the exercise of stock options was $0.0 million and $0.7 million, respectively.

Note I – Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Weighted-average shares outstanding – basic	93.0	92.8	93.0	92.7

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	93.0	92.8	93.0	92.7
Plus dilutive impact of stock options and awards	0.8	–	0.5	0.3

Weighted-average shares – diluted	93.8	92.8	93.5	93.0

Basic earnings per common share is computed as net income available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted-average diluted shares outstanding.
Outstanding SARs and stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of shares underlying anti-dilutive options and awards was 4.8 million at June 30, 2008 and 6.6 million at June 30, 2007.
Note J – Employee Separation and Plant Phaseout
Since the formation of PolyOne in 2000, management has undertaken certain restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs. For further discussion of these initiatives, see Note E to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
For the three-month period ended June 30, 2008, $1.5 million of charges were recorded, of which $1.1 million was included in Selling and administrative and $0.4 million was included in Cost of sales in the Condensed Consolidated Statement of Operations. The charges were primarily for two executive severance agreements. For the same period in 2007, charges of $0.4 million and $0.3 million were recorded in Cost of sales and Selling and administrative in the Condensed Consolidated Statement of Operations, respectively. Cash spending during the three-month and six-month periods ended June 30, 2008 was $0.7 million and $1.2 million, respectively. Cash spending during the three-month and six-month periods ended June 30, 2007 was $0.4 million and $0.8 million, respectively.
PolyOne’s liability for unpaid severance costs was $1.6 million at June 30, 2008 and will be paid over the next 26 months.
Note K – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	8.1	7.6	16.2	15.2
Expected return on plan assets	(8.3)	(8.0)	(16.6)	(16.0)
Amortization of unrecognized losses, transition obligation and prior service cost	2.0	2.6	4.0	5.2

	$2.1	$2.5	$4.2	$5.0

PolyOne estimates that the minimum funding requirements in 2008 for its qualified defined benefit pension plans will approximate $18.2 million. Funding in 2007 was $14.9 million.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.5	1.4	3.0	2.8
Expected return on plan assets	–	–	–	–
Amortization of unrecognized losses, transition obligation and prior service cost	(1.1)	(1.1)	(2.2)	(2.2)

	$0.5	$0.4	$1.0	$0.8

Note L – Financing Arrangements
Short-term debt – On January 3, 2008, the Company entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011. Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, 2008, the Company borrowed $40.0 million under the agreement, which is included in short-term bank debt on the Condensed Consolidated Balance Sheet at June 30, 2008.
In connection with the $40.0 million borrowed under the revolving credit facility, the Company entered into a $40.0 million floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. This derivative is not treated as a hedge and, as a result, is marked to market, with the resulting gain and loss recognized as interest expense in the Condensed Consolidated Statements of Operations. At June 30, 2008, this agreement had a fair value obligation of $0.2 million.
During the first half of 2008, certain of the Company’s European subsidiaries borrowed $41.2 million under short-term notes. At June 30, 2008, $49.8 million of short-term notes issued by certain of the Company’s European subsidiaries was outstanding. This short-term debt has durations of less than one year, is renewable with the consent of both parties and is prepayable.
The weighted-average interest rate on total short-term borrowings, including the fixed rate interest rate swap discussed above, was 6.9% at June 30, 2008.

Long-term debt – Long-term debt consisted of the following:

	June 30,	December 31,
(In millions)	2008 (1)	2007 (1)

8.875% senior notes due 2012	$279.1	$199.2
7.500% debentures due 2015	50.0	50.0
Medium-term notes:
7.16% medium-term note due 2008	–	9.8
6.89% medium-term note due 2008	9.9	9.8
6.91% medium-term note due 2009	19.7	19.2
6.52% medium-term note due 2010	19.5	18.8
6.58% medium-term note due 2011	19.3	18.5
6.0% promissory note due in equal monthly installments through 2009	3.8	5.3

Total long-term debt	$401.3	$330.6
Less current portion	12.9	22.6

Total long-term debt, net of current portion	$388.4	$308.0

(1) Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.
At June 30, 2008, PolyOne had long-term debt of $401.3 million, with maturities through 2015. Current maturities of long-term debt at June 30, 2008 and December 31, 2007 were $12.9 million and $22.6 million, respectively.
In April 2008, PolyOne sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012. Net proceeds from the offering were used to reduce the amount of receivables previously sold under the receivables sale facility.
In June 2007, PolyOne repurchased $100.0 million of its 10.625% senior notes at a premium. The premium was $5.3 million and is shown as a separate line item in the Condensed Consolidated Statement of Operations. In addition, unamortized deferred note issuance costs of $1.1 million were expensed in the second quarter of 2007 due to the debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations.
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the market risk faced by PolyOne from December 31, 2007 to June 30, 2008.
Note M – Sale of Accounts Receivable
Accounts receivable consist of the following:

	June 30,	December 31,
(In millions)	2008	2007

Trade accounts receivable	$242.5	$169.8
Retained interest in securitized accounts receivable	186.2	175.8
Allowance for doubtful accounts	(5.5)	(4.8)

	$423.2	$340.8

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, fully consolidated, bankruptcy-remote subsidiary. PFC in turn may sell an undivided interest in these accounts receivable to certain investors. In July 2007, the Company entered into a Canadian receivables purchase agreement, which increased the facility size by $25.0 million to $200.0 million. As of June 30, 2008, $143.9 million was available. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility.

At June 30, 2008 and December 31, 2007, accounts receivable totaling $200.0 million and $175.8 million, respectively, were sold by PolyOne to PFC. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At June 30, 2008, PFC had sold $13.8 million of its undivided interest in accounts receivable. At December 31, 2007, PFC had sold none of its undivided interest in accounts receivable.
PolyOne retained an interest in the difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interest sold by PFC as of June 30, 2008 and December 31, 2007. As a result, the interest retained by PolyOne of $186.2 million and $175.8 million is included in accounts receivable on the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.3 million was used at June 30, 2008.
The facility requires PolyOne to maintain a minimum fixed charge coverage ratio of at least 1 to 1 when availability under the facility is $40.0 million or less.
Note N – Segment Information
During the second quarter of 2008, PolyOne announced that Producer Services, formerly included in All Other, was combined with Geon Performance Polymers to form the Performance Products and Solutions operating segment. In addition, North American Color and Additives and Specialty Inks and Polymer Systems, both formerly included in All Other, were combined to form a new operating segment named Specialty Color, Additives and Inks.
On March 20, 2008, PolyOne announced the Specialty Engineered Materials segment. This segment includes PolyOne’s TPE compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS. On April 15, 2008, the Vinyl Business segment was re-branded to be called Geon Performance Polymers.
As a result of these changes to PolyOne’s segment structure, prior period segment information was reclassified to conform to the 2008 presentation.
The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note C to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. The measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker excludes certain costs that are not controllable by or the responsibility of segment management. These costs are included in “Corporate and eliminations” and consist of: 1) inter-segment sales and profit eliminations; 2) charges related to specific strategic initiatives such as the consolidation of operations; 3) restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; 4) executive separation agreements; 5) share-based compensation costs; 6) asset impairments; 7) environmental remediation costs for facilities no longer owned or closed in prior years; 8) gains and losses on the divestiture of joint ventures and equity investments; and 9) certain other items.

Segment information for the three- and six-month periods ended June 30, 2008 and 2007 follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)

International Color and Engineered Materials	$172.1	$172.1	$10.4	$337.3	$337.3	$18.2
Specialty Engineered Materials	59.4	67.3	3.2	117.6	131.8	6.1
Specialty Color, Additives and Inks	60.3	60.8	3.5	118.0	119.2	6.3
Performance Products and Solutions	249.4	273.7	5.3	482.3	533.0	13.6
PolyOne Distribution	206.9	208.2	7.0	406.6	409.3	12.5
Resin and Intermediates	–	–	8.7	–	–	14.6
Corporate and eliminations	–	(34.0)	(14.1)	–	(68.8)	(27.2)

Total	$748.1	$748.1	$24.0	$1,461.8	$1,461.8	$44.1

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)

International Color and Engineered Materials	$150.3	$150.3	$7.8	$294.3	$294.3	$13.8
Specialty Engineered Materials	24.9	31.4	(0.3)	50.0	63.8	(1.2)
Specialty Color, Additives and Inks	60.2	60.5	2.6	119.5	120.3	2.5
Performance Products and Solutions	264.9	293.0	18.6	511.1	566.2	40.6
PolyOne Distribution	188.5	190.1	6.5	371.7	374.5	11.1
Resin and Intermediates	–	–	12.0	–	–	16.3
Corporate and eliminations	–	(36.5)	(34.8)	–	(72.5)	(44.2)

Total	$688.8	$688.8	$12.4	$1,346.6	$1,346.6	$38.9

Segment assets at June 30, 2008 are as follows:

Total
(In millions)	Assets

International Color and Engineered Materials	$447.1
Specialty Engineered Materials	248.2
Specialty Color, Additives and Inks	161.5
Performance Products and Solutions	597.2
PolyOne Distribution	204.0
Resin and Intermediates	25.7
Corporate and eliminations	155.5

Total	$1,839.2

Note O – Commitments and Contingencies
PolyOne has been notified by certain federal and state environmental agencies and by private parties that it may be a potentially responsible party (PRP) in connection with the investigation and remediation of certain environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in PolyOne’s experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. PolyOne believes that its potential continuing liability with respect to these sites will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, PolyOne initiates corrective and preventive environmental projects of its own to ensure safe and lawful activities at its operations. PolyOne believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its financial condition.

During the six-month periods ended June 30, 2008 and 2007, PolyOne recorded $3.9 million and $1.9 million, respectively, of expense related to future environmental activities at all of its active and inactive sites. During these same periods, PolyOne did not receive any proceeds from insurance recoveries.
Based on estimates that were prepared by its environmental engineers and consultants, PolyOne had accruals totaling $83.1 million at June 30, 2008 and $83.8 million at December 31, 2007 to cover probable future environmental expenditures related to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at June 30, 2008. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note N to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
PolyOne guarantees $60.9 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in 2017.
Note P – Business Combination
Acquisition
On January 2, 2008, the Company acquired 100% of the outstanding capital stock of GLS, a global provider of specialty TPE compounds for consumer, packaging and medical applications, for a cash purchase price of $148.7 million including acquisition costs and net of cash received. GLS, with sales of $128.8 million for the year ended December 31, 2007, has been fully integrated into the Specialty Engineered Materials segment. This acquisition complements PolyOne’s global engineered materials business portfolio and accelerates the Company’s shift to specialization. The combination of GLS’s specialized TPE offerings, compounding expertise and brand, along with PolyOne’s extensive global infrastructure and commercial presence offers customers: enhanced technologies; a broader range of products, services and solutions; and expanded access to specialized, high-growth markets around the globe. The combinations of these factors are the drivers behind the excess of the purchase price over the fair value of the tangible assets and liabilities acquired.
Allocation of Purchase Price
The GLS acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheet at their estimated fair values as of January 2, 2008. Operating results of GLS are included in the Condensed Consolidated Statement of Operations from the date of acquisition. The preliminary allocation of the purchase price and the estimated goodwill are shown below. This allocation is based upon valuations using management’s best estimates and assumptions. The purchase price is preliminary and a final determination of fair value will be made upon completion of appraisals of the long-lived tangible and intangible assets and liabilities. The resulting goodwill is anticipated to be fully deductible for income tax purposes.
The identifiable intangible assets subject to amortization, totaling $32.8 million, consist primarily of customer relationships and will be amortized over 20 years. The identifiable intangible assets not subject to amortization, totaling $33.2 million, consist primarily of trademarks and trade names.

(In millions)	January 2, 2008

Current assets	$32.6
Property, plant and equipment	17.2
Identifiable intangible assets	66.0
Goodwill	43.8
Liabilities assumed	(9.0)

Net assets acquired	$150.6
Less cash acquired	(1.9)

Purchase price, net	$148.7

Note Q – Fair Value
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis subsequent to initial recognition.
(In millions)

		Quoted Prices in
		Active Markets for	Significant Other
	Fair Value at	Identical Assets	Observable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)

Available-for-sale securities	$0.4	$0.4	$–
Interest rate swaps	(0.2)	–	(0.2)
Foreign exchange contracts	(2.1)	–	(2.1)
Note R – Subsequent Event
On July 28, 2008, the Company announced that it will restructure certain of its manufacturing assets, primarily in North America. Over the next nine months, the Company will close certain production facilities, including seven in North America and one in the United Kingdom, resulting in a net reduction of approximately 150 positions. As a result of these actions, PolyOne expects to incur one-time charges of $31 million, of which $18 million is expected to be non-cash write-downs of assets, with the remaining cash costs related to severance and plant closure.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a premier global provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins, with equity investments in manufacturers of caustic soda and chlorine, and polyvinyl chloride (PVC) compound products and in a formulator of polyurethane compounds. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, Europe, Asia and Australia and joint ventures in North America and South America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).
Our historical presentation of segment information consisted of four reportable segments: Vinyl Business; International Color and Engineered Materials; PolyOne Distribution; and Resin and Intermediates. Additionally, the operating segments that did not meet the threshold for separate disclosure as reportable segments, North American Color and Additives, North American Engineered Materials, Producer Services and Specialty Inks and Polymer Systems operating segments, were reported in All Other.
On March 20, 2008, we announced the Specialty Engineered Materials segment. This segment includes our thermoplastic elastomer (TPE) compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS Corporation (GLS).
On April 15, 2008, the Vinyl Business segment was re-branded to be Geon Performance Polymers.
During the second quarter of 2008, we announced that Producer Services, formerly included in All Other, was combined with Geon Performance Polymers to form the Performance Products and Solutions operating segment. In addition, North American Color and Additives and Specialty Inks and Polymer Systems, both formerly included in All Other, were combined to form a new operating segment named Specialty Color, Additives and Inks.
We currently operate within six operating segments, all of which are reportable segments: International Color and Engineered Materials; Specialty Engineered Materials; Specialty Color, Additives and Inks; Performance Products and Solutions; PolyOne Distribution; and Resin and Intermediates.
Prior period results of operations have been reclassified to conform to the 2008 presentation. We discuss the sales and operating income of our operating segments in the “Segment Information” section below. Also, see Note N to the Condensed Consolidated Financial Statements for further information regarding our reportable operating segments.
Purchase of business – In January 2008, we acquired 100% of the outstanding capital stock of GLS, a global provider of specialty TPE compounds for consumer, packaging and medical applications. The acquisition resulted in $66.0 million of identifiable intangible assets and $43.8 million in goodwill. For more information on the GLS acquisition, see Note P to the Condensed Consolidated Financial Statements.
OxyVinyls Divestment – On July 6, 2007, we sold our 24% interest in Oxy Vinyls, LP (OxyVinyls) for $260.5 million in cash. Proceeds from the sale were used for the redemption of the entire balance of our 10.625% senior notes as well as for the reduction of drawings on short-term facilities.
Subsequent Event – On July 28, 2008, we announced that we will restructure certain manufacturing assets, primarily in North America. Over the next nine months, we will close certain production facilities, including seven in North America and one in the United Kingdom, resulting in a net reduction of approximately 150 positions. As a result of these actions, we expect to incur one-time charges of $31 million, of which $18 million is expected to be non-cash write-downs of assets, with the remaining cash costs related to severance and plant closure.
Outlook
We anticipate continued economic uncertainty as well as continued raw material and energy cost pressure. While second half 2008 revenues are expected to grow approximately 15% (including GLS) as compared to the second half of 2007, these aforementioned factors are expected to put downward pressure on earnings primarily in the Performance Products and Solutions segment.
Operating margin improvements in the Specialty platform (comprised of the International Color and Engineered Materials, Specialty Engineered Materials and Specialty Color, Additives and Inks segments) and PolyOne Distribution platforms are expected to drive operating income growth for these platforms compared to third quarter 2007 levels. Third quarter 2008 operating income in the Performance Products and Solutions segment is projected to increase from the second quarter of this year but remain below the year-ago level due to raw material cost inflation and continued weak end-market demand. Resin and Intermediates operating income for the third quarter of 2008 is expected to approximate second quarter levels.
On July 28, 2008, we announced a restructuring program that is expected to be fully implemented by the second quarter of next year and is projected to generate pre-tax savings of $17 million ($0.12 per share after-tax) on an annualized basis. These actions are part of our previously disclosed operational excellence target of $50 million in cumulative identified supply chain savings by 2011.
Based on these projections, we expect full year 2008 earnings before special items to exceed prior year earnings before special items.

Results of Operations
Summary of Consolidated Results:
Aggregate sales increased 8.6% in both the second quarter and the first half of 2008 as compared to the same periods in 2007. Sales from the recently acquired GLS business accounted for 5.3 percentage points and 5.1 percentage points of the increase in the second quarter and first half of 2008, respectively. The remainder of the increase was due to sales increases in the International Color and Engineered Materials and PolyOne Distribution segments and the favorable impact from foreign exchange, which, when combined, accounted for 9.9 percentage points during the second quarter and 10.1 percentage points during the first half of 2008 of the overall increase. Partially offsetting these factors were 6.6% and 5.9% declines in Performance Products and Solutions sales, which were due mainly to lower demand in the North American residential construction and automotive markets during the second quarter and first half of 2008 as compared to the same periods in 2007.
Net income increased $14.2 million in the second quarter of 2008, or $0.15 per share, compared to the same period in 2007. Operating income rose $11.6 million due to margin and mix improvements, impairment charges recorded in the second quarter of 2007, benefits from operational excellence initiatives and lower interest, offset partially by a combined $16.6 million decline in the earnings of our Performance Products and Solutions and Resin and Intermediates segments, due mainly to continued weak demand conditions in the North American residential building and construction market and higher raw material costs. Included in the second quarter of 2007 was an impairment charge of $10.2 million after-tax ($0.11 per share) related to the July 7, 2007 sale of our 24% interest in OxyVinyls.
Net income increased $13.3 million in the first half of 2008, or $0.14 per share, compared to the same period in 2007 due mainly to an impairment charge in the second quarter of 2007, premium on early extinguishment of long-term debt and lower interest expense in 2008. Operating income increased $5.2 million year-over-year driven by the same dynamics mentioned above.
A table showing material items that comprise this increase is provided after the following table, which sets forth key financial information from our Statements of Operations for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2008	2007	2008	2007

Sales	$748.1	$688.8	$1,461.8	$1,346.6

Operating income	$24.0	$12.4	$44.1	$38.9

Interest expense	(10.7)	(16.0)	(19.9)	(31.3)
Interest income	0.9	0.9	1.7	1.8
Premium on early extinguishment of long-term debt	–	(5.3)	–	(5.3)
Other expense, net	(0.7)	(1.8)	(2.7)	(2.7)

Income (loss) before income taxes	13.5	(9.8)	23.2	1.4
Income tax (expense) benefit	(4.7)	4.4	(7.9)	0.6

Net income (loss)	$8.8	$(5.4)	$15.3	$2.0

Basic and diluted earnings (loss) per share	$0.09	$(0.06)	$0.16	$0.02
See the following discussion for an explanation of the results for the periods shown above.

Income before Income Taxes
The following table sets forth the components of the variance for the three and six months ended June 30, 2008 as compared to the same periods in the prior year:

			Variances – Favorable (Unfavorable)
			Periods ended
			June 30, 2008 and 2007
(In millions)			Three Months			Six Months

Operating segment performance
International Color and Engineered Materials			$2.6			$4.4
Specialty Engineered Materials			3.5			7.3
Specialty Color, Additives and Inks			0.9			3.8
Performance Products and Solutions			(13.3)			(27.0)
PolyOne Distribution			0.5			1.4
Resin and Intermediates			(3.3)			(1.7)

Impairment of OxyVinyls equity investment			15.9			15.9
Environmental remediation costs			(1.4)			(2.0)
Recognition of inventory step-up associated with GLS acquisition			–			(1.6)
Employee separation and plant phaseout			(0.8)			(0.8)
Share-based compensation			1.7			1.1
All other and eliminations			5.3			4.4

Total Corporate and eliminations			20.7			17.0

Change in operating income			11.6			5.2

Premium on early extinguishment of debt	(a	)	5.3	(a	)	5.3
Interest expense, net			5.3			11.3
Other expense			1.1			–

Change in income (loss) before income taxes			$23.3			$21.8

(a)	In June 2007, we repurchased $100.0 million of our 10.625% senior notes at a premium of $5.3 million.
See the following operating segment discussion for a further explanation of our segments’ operating results for the periods shown in the preceding table.
Selected Operating Costs
Selected operating costs, expressed as a percentage of sales, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007

Cost of sales	$659.6	$606.3	$1,288.4	$1,180.0
As a percentage of sales	88.2%	88.0%	88.1%	87.6%
Cost of Sales – These costs include raw materials, plant conversion, distribution and environmental remediation charges. These costs increased in the second quarter of 2008 as compared to the same period in 2007 as a result of higher raw material costs not yet fully offset by price increases largely associated with the Performance Products and Solutions business, which has been negatively impacted by the slowdown in the building and construction market.
Selling and Administrative – These costs include selling, technology and administrative functions and corporate and general expenses. Selling and administrative costs increased $6.5 million, or 9.5%, for the three months ended June 30, 2008 compared to the same period in 2007. During the first half of 2008, selling and administrative costs increased $15.3 million, or 11.5%, as compared to the first half of 2007. The increases in selling and administrative expenses were due mainly to the January 2008 acquisition of GLS which added $4.7 million and $9.0 million for the three-month and six-

month periods ended June 30, 2008, respectively, as well as continued investment in commercial resources and capabilities. Additionally, the impact of foreign exchange increased selling and administrative costs by $2.5 million and $4.7 million in the second quarter and first half of 2008, respectively.
Other Components of Income and Expense
Discussions of significant components of income and expense that are presented below the line “Operating income” in the Condensed Consolidated Statements of Operations are provided below.
Interest expense – The decrease in interest expense of $5.3 million and $11.4 million for the three-month and six-month periods ended June 30, 2008 as compared to the same periods in 2007 was due primarily to the repurchase of $241.4 million of our 10.625% senior notes in 2007.
Other expense, net – The following table lists the major items included in other expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Currency exchange gain (loss)	$0.3	$(0.8)	$0.2	$(1.4)
Foreign exchange contracts gain (loss)	(0.3)	0.2	(0.5)	0.5
Discount on sale of trade receivables	(0.7)	(0.7)	(2.2)	(1.0)
Other loss	–	(0.5)	(0.2)	(0.8)

Other expense, net	$(0.7)	$(1.8)	$(2.7)	$(2.7)

Income tax expense – The effective income tax rates for the second quarter and first six months of 2008 were 34.8% and 34.1%, respectively, compared to 44.9% and 42.9% for the same periods in 2007. During the second quarter of 2008, we increased the amount of unrecognized tax benefits associated with a tax audit by $0.3 million. This adjustment resulted from an updated assessment of our tax position performed by management in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The difference between the effective rates and statutory rate is primarily the impact of earnings in international tax jurisdictions with lower income tax rates and domestic losses.

Segment Information:
Sales and Operating Income (Loss) – Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007:

	Three Months Ended
	June 30,
(Dollars in millions)	2008	2007	Change	% Change

Sales:
International Color and Engineered Materials	$172.1	$150.3	$21.8	14.5%
Specialty Engineered Materials	67.3	31.4	35.9	114.3%
Specialty Color, Additives and Inks	60.8	60.5	0.3	0.5%
Performance Products and Solutions	273.7	293.0	(19.3)	(6.6)%
PolyOne Distribution	208.2	190.1	18.1	9.5%
Corporate and eliminations	(34.0)	(36.5)	2.5	6.8%

	$748.1	$688.8	$59.3	8.6%

Operating income (loss):
International Color and Engineered Materials	$10.4	$7.8	$2.6	33.3%
Specialty Engineered Materials	3.2	(0.3)	3.5	NM
Specialty Color, Additives and Inks	3.5	2.6	0.9	34.6%
Performance Products and Solutions	5.3	18.6	(13.3)	(71.5)%
PolyOne Distribution	7.0	6.5	0.5	7.7%
Resin and Intermediates	8.7	12.0	(3.3)	(27.5)%
Corporate and eliminations	(14.1)	(34.8)	20.7	59.5%

	$24.0	$12.4	$11.6	93.5%

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	6.0%	5.2%	0.8 % points
Specialty Engineered Materials	4.8%	(1.0)%	5.8 % points
Specialty Color, Additives and Inks	5.8%	4.3%	1.5 % points
Performance Products and Solutions	1.9%	6.3%	(4.4)% points
PolyOne Distribution	3.4%	3.4%	0 % points
Total operating income as a percentage of sales	3.2%	1.8%	1.4 % points
NM – Not meaningful
A summary of Corporate and eliminations included in Operating income (loss) is as follows:

	Three Months Ended
	June 30,
(In millions)	2008	2007

Impairment of OxyVinyls equity investment (a)	$–	$(15.9)
Environmental remediation costs	(2.3)	(0.9)
Employee separation and plant phaseout	(1.5)	(0.7)
Share-based compensation (b)	(0.7)	(2.4)
All other and eliminations	(9.6)	(14.9)

Total Corporate and eliminations	$(14.1)	$(34.8)

(a)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be an other than temporary decline in value.
(b)	Share-based compensation expense recognized during the three months ended June 30, 2007 reflected the adjustment of a long-term incentive program for the sale of OxyVinyls. In addition, the stock appreciation rights granted in 2007 and 2006 had shorter vesting periods than those granted in 2008.

International Color and Engineered Materials
Sales in the second quarter of 2008 increased $21.8 million, or 14.5%, due to favorable foreign exchange rates which accounted for $21.7 million of the total increase in sales. Asian sales grew 2.1%, due to double-digit growth in our color and additives business, which offset softening demand for electrical and electronics products. Sales in Europe increased 18.2% driven by favorable foreign exchange and solid growth in our low-smoke, halogen free wire and cable product lines.
Operating income increased $2.6 million, or 33.3%, in the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily due to improved margins resulting from continuing penetration of specialty applications in the packaging, wire and cable and automotive end markets, improved product mix based on sales of new specialty additive products, and the exiting from low margin business. Foreign exchange had a favorable impact on operating income of $0.9 million.
Specialty Engineered Materials
Sales increased $35.9 million, or 114.3%, in the second quarter of 2008 as compared to the second quarter of 2007. Sales from GLS, which was acquired in January 2008, were $36.3 million in the second quarter of 2008. GLS continued to benefit from the strength of consumer spending for health care and consumer related products. This benefit was partially offset by the general downturn in demand in North America, particularly in automotive applications, and our focused efforts in the pruning of low margin business.
Operating income improved $3.5 million in the second quarter of 2008 as compared to the second quarter of 2007, primarily driven by the GLS acquisition. Additionally, earnings were favorably impacted by a more specialized sales mix and the pruning of low margin business.
Specialty Color, Additives and Inks
Sales for the second quarter of 2008 increased 0.5% from the second quarter of 2007. An improved sales mix driven by strong demand for our ink product lines, which was due to increased sales to new markets in developing regions and the benefit of increased commercial efforts to capture specifications at original equipment manufacturers, offset the negative impact of softening demand in automotive, packaging and wire and cable end markets.
Operating income in the second quarter of 2008 improved $0.9 million, or 34.6%, due primarily to a more profitable sales mix, pricing actions to restore profitability at lower margin customer accounts and operational excellence initiatives to contain costs.
Performance Products and Solutions
Sales declined $19.3 million, or 6.6%, in the second quarter of 2008 compared to the second quarter of 2007 due to the continued downturn in the North American residential building and construction market and the automotive market.
Operating income declined $13.3 million, or 71.5%, in the second quarter of 2008 compared to the second quarter of 2007 as a result of the soft demand conditions described above and margin compression due to rapid escalation in raw material and energy costs.

PolyOne Distribution
PolyOne Distribution sales grew $18.1 million, or 9.5%, in the second quarter of 2008 as compared to the second quarter of 2007 as our national accounts program and heightened investment in commercial resources allowed us to expand our presence in key markets, such as healthcare and consumer products, which offset declines in appliance and industrial end markets.
Operating income increased $0.5 million, or 7.7%, in the second quarter of 2008 compared to the second quarter of 2007. This improvement was driven by focused pricing initiatives at low margin customer accounts and a favorable sales mix.
Resin and Intermediates
Operating income declined $3.3 million, or 27.5%, in the second quarter of 2008 compared to the second quarter of 2007. In July 2007, we divested our 24% interest in OxyVinyls, which in the second quarter of 2007 recorded $2.2 million of earnings.
SunBelt earnings were $1.6 million lower in the second quarter of 2008 as compared to the second quarter of 2007 due to a decline in demand for chlorine, offset partially by higher caustic prices. Chlorine demand continued to be lower as a result of weak downstream PVC resin and polyurethane market conditions primarily attributable to the continued downturn in the North American residential and construction market.
Sales and Operating Income (Loss) – Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007:

	Six Months Ended
	June 30,
(Dollars in millions)	2008	2007	Change	% Change

Sales:
International Color and Engineered Materials	$337.3	$294.3	$43.0	14.6%
Specialty Engineered Materials	131.8	63.8	68.0	106.6%
Specialty Color, Additives and Inks	119.2	120.3	(1.1)	(0.9)%
Performance Products and Solutions	533.0	566.2	(33.2)	(5.9)%
PolyOne Distribution	409.3	374.5	34.8	9.3%
Corporate and eliminations	(68.8)	(72.5)	3.7	5.1%

	$1,461.8	$1,346.6	$115.2	8.6%

Operating income (loss):
International Color and Engineered Materials	$18.2	$13.8	$4.4	31.9%
Specialty Engineered Materials	6.1	(1.2)	7.3	NM
Specialty Color, Additives and Inks	6.3	2.5	3.8	152.0%
Performance Products and Solutions	13.6	40.6	(27.0)	(66.5)%
PolyOne Distribution	12.5	11.1	1.4	12.6%
Resin and Intermediates	14.6	16.3	(1.7)	(10.4)%
Corporate and eliminations	(27.2)	(44.2)	17.0	38.5%

	$44.1	$38.9	$5.2	13.4%

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	5.4%	4.7%	0.7 % points
Specialty Engineered Materials	4.6%	(1.9)%	6.5 % points
Specialty Color, Additives and Inks	5.3%	2.1%	3.2 % points
Performance Products and Solutions	2.6%	7.2%	(4.6)% points
PolyOne Distribution	3.1%	3.0%	0.1 % points
Total operating income as a percentage of sales	3.0%	2.9%	0.1 % points
NM – Not meaningful

A summary of Corporate and eliminations included in Operating income (loss) is as follows:

	Six Months Ended
	June 30,
(In millions)	2008	2007

Impairment of OxyVinyls equity investment (a)	$–	$(15.9)
Environmental remediation costs	(3.9)	(1.9)
Recognition of inventory step-up associated with GLS acquisition (b)	(1.6)	–
Employee separation and plant phaseout	(1.5)	(0.7)
Share-based compensation (c)	(1.5)	(2.6)
All other and eliminations	(18.7)	(23.1)

Total Corporate and eliminations	$(27.2)	$(44.2)

(a)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be an other than temporary decline in value.
(b)	Upon acquisition of GLS, GLS’s inventory was initially stepped up from cost to fair value. This difference was recognized with the first turn of inventory within Corporate and eliminations.
(c)	Share-based compensation expense recognized during the six months ended June 30, 2007 reflected the adjustment of a long-term incentive program for the sale of OxyVinyls. In addition, the stock appreciation rights granted in 2007 and 2006 had shorter vesting periods than those granted in 2008.
International Color and Engineered Materials
Sales in the first half of 2008 increased $43.0 million, or 14.6%, compared to the first half of 2007 due mainly to a favorable impact from foreign exchange of $41.0 million and double digit sales growth in our color and additives business in Asia, which continued to demonstrate an improved mix of specialty applications utilizing our liquid color and additives product technologies. In the first half of 2008, demand for our products in the electrical and electronics markets softened due to unfavorable conditions in electrical and electronics markets primarily resulting from a slowing of exports to North America. In Europe, sales increased 16.0% in the first half of 2008 as compared to the same period in 2007 due to a $36.9 million favorable impact from foreign exchange.
Operating income increased $4.4 million, or 31.9%, in the first half of 2008 compared to the first half of 2007. This increase was primarily due to improved margins due to greater penetration of specialty applications in the packaging, wire and cable and automotive end markets and to improved product mix based on new specialty additive products. Value selling, cost management actions and exiting lower margin business also contributed to the margin increase. Foreign exchange had a favorable impact on operating income of $1.9 million.
Specialty Engineered Materials
Sales increased $68.0 million, or 106.6%, in the first half of 2008 as compared to the first half of 2007 primarily due to $69.2 million of sales from GLS, which was acquired in January 2008. Sales were unfavorably impacted by the general slowdown in demand in North America, particularly in automotive related markets and the pruning of low margin business. The impact of foreign exchange was de minimis.
Operating income was up $7.3 million in the first half of 2008 as compared to the first half of 2007, primarily driven by the GLS acquisition and, to a lesser degree, an improved mix of specialty applications in our North American Engineered Materials business.

Specialty Color, Additives and Inks
Sales in the first half of 2008 declined $1.1 million, or 0.9%, compared to the same period in 2007. This decline was due mainly to a general slowdown in the U.S. economy and the exiting of low margin business. Partially offsetting the aforementioned factors was growth in new markets in South America, Eastern Europe and China, as well as growth in existing markets where we were able to capture more specifications at the original equipment manufacturer level.
Operating income increased $3.8 million, or 152.0%, in the first half of 2008 compared to the first half of 2007 due to a more profitable sales mix, exiting of unprofitable business, targeted pricing actions to improve lower margin customer accounts and operational excellence initiatives to lower conversion costs.
Performance Products and Solutions
Sales declined $33.2 million, or 5.9%, in the first half of 2008 as compared to the same period in 2007. This decline was primarily due to the continued downturn in demand in the North American residential building and construction and automotive markets.
Operating income in the first half of 2008 decreased $27.0 million, or 66.5%, from the first half of 2007. This decrease was primarily due to the impact of the continued downturn in demand in the North American residential building and construction and automotive markets, and, to a lesser degree, margin compression between raw material costs and selling prices.
PolyOne Distribution
Sales grew $34.8 million, or 9.3%, in the first half of 2008 compared to the first half of 2007. Solid demand growth in health care and consumer product markets coupled with the benefits from our national accounts program and pricing actions on lower margins customer accounts more than offset a general decline in demand.
Operating income improved $1.4 million, or 12.6%, in the first half of 2008 from first half of 2007. This increase in profitability was due to better sales mix, pricing actions to improve the profitability of low margin customer accounts and the be nefit of margin improvement initiatives.
Resin and Intermediates
Operating income for the six months ended June 30, 2008 decreased $1.7 million, or 10.4%, compared to the same period in 2007. In July 2007, we divested our 24% interest in OxyVinyls, which recorded earnings of $0.9 million for the first half of 2007.
SunBelt earnings were $1.4 million, or 7.8%, lower in the first half of 2008 compared to the first half of 2007 as chlorine demand declined due to continued weakness in downstream PVC resin and polyurethane market conditions primarily attributable to the downturn in North American residential building and construction markets. Caustic pricing was higher in the first half of 2008 versus the comparable period in 2007, only partially offsetting the negative impact on earnings of lower chlorine demand and pricing.
Liquidity and Capital Resources
The following discussion focuses on material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2007) to the date of the most recent interim balance sheet (June 30, 2008).
Operating Activities – Our operations used $0.3 million of cash in the first six months of 2008, an increase of $100.9 million from the same period in 2007, due primarily to less accounts receivable sold and increased raw material costs during the six months ended June 30, 2008 compared to the same period in the previous year. During the six months ended June 30, 2007, the proceeds used from the sale of accounts receivable were used to partially fund the early extinguishment of $100.0 million of senior notes.

Net cash used by working capital for the first half of 2008 was $32.1 million, a $24.1 million increase from the same period last year. The increase in cash used by working capital was primarily due to increased raw material costs.
Investing activities – Cash used by investing activities in the first six months of 2008 of $169.9 million, which was a $153.2 million increase over the comparable period in 2007, mainly reflecting the cash used to purchase GLS. Included in the $19.9 million of capital expenditures is $2.7 million related to the upgrading of our enterprise resource planning system. The majority of the remainder of the expenditures is for reinvestment in upgrading the capabilities of our manufacturing assets as well as high return operational excellence projects.
Financing activities – Cash provided by financing activities in the first half of 2008 totaled $149.0 million, mainly the result of additional short- and long-term debt issued to fund the GLS acquisition.
As of June 30, 2008, we had existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $648.8 million. As of June 30, 2008, we had used $504.9 million of these facilities, and $143.9 million was available to be drawn while remaining in compliance with all covenants associated with these facilities. As of June 30, 2008, we also had a $59.8 million cash and cash equivalents balance that exceeded our typical operating cash requirements of $35 million to $40 million, adding to our available liquidity.

The following table summarizes our available and outstanding facilities at June 30, 2008:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$401.3	$–
Receivables sale facility	13.8	143.9
Short-term debt	89.8	–

	$504.9	$143.9

Short-term debt — On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011. Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, 2008, we borrowed $40.0 million under the agreement, which is included in short-term bank debt on the Condensed Consolidated Balance Sheet at June 30, 2008. On January 9, 2008, we entered into a floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants. As of June 30, 2008, we are in compliance with such covenants.
During the first half of 2008, certain of our European subsidiaries borrowed $41.2 million under short-term notes. At June 30, 2008, $49.8 million of short-term notes were issued by certain of our European subsidiaries. This short-term debt has durations of less than one year, is renewable with the consent of both parties and is prepayable.
The weighted-average interest rate on total short-term borrowings was 6.9%, including the fixed rate interest rate swap discussed above, at June 30, 2008.
Long-Term Debt — At June 30, 2008, long-term debt totaled $401.3 million, with maturities ranging from 2008 to 2015. Current maturities of long-term debt at June 30, 2008 were $12.9 million.
In April 2008, we sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012. Net proceeds from the offering were used to reduce the amount of receivables previously sold under the receivables sale facility.
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
Receivables Sale Facility — The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the receivable sale facility was amended to include up to $25.0 million of Canadian receivables, which increased the facility size to $200.0 million. As of June 30, 2008, $143.9 million was available. The maximum proceeds that we may receive are limited to 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.3 million was used at June 30, 2008.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when availability under the facility is $40.0 million or less.
Of the capital resource facilities available to us as of June 30, 2008, the portion of the receivables sale facility that was sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of June 30, 2008, we had sold $13.8 million of accounts receivable and had guaranteed $60.9 million of our SunBelt equity affiliate’s debt.
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
Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our receivables sale facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for at least the next twelve months.
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
Goodwill – As of June 30, 2008, we had $333.0 million of goodwill that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. To make this impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We have selected July 1 as our annual impairment testing date. We determined that goodwill was not impaired when we performed our last annual assessment as of July 1, 2007. As of June 30, 2008, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Please refer to Note C of the Condensed Consolidated Financial Statements for further discussion. Based upon this, we concluded that an interim assessment as of June 30, 2008 was not required. We will perform our 2008 annual assessment during the third quarter of 2008.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, nationalization, exchange controls, limitations on foreign investment in local businesses and other political, economic and regulatory risks;
•	changes in polymer consumption growth rates within the U.S., Europe or Asia or other countries where PolyOne conducts business;
•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor-alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;
•	fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles;
•	production outages or material costs associated with scheduled or unscheduled maintenance programs;
•	the cost of compliance with environmental laws and regulations, including any increased cost of complying with new or revised laws and regulations;
•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;
•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to PolyOne’s specialization strategy, operational excellence initiatives, cost reductions and employee productivity goals;
•	an inability to raise or sustain prices for products or services;
•	an inability to maintain appropriate relations with unions and employees in certain locations in order to avoid business disruptions;
•	any change in any agreements with product suppliers to PolyOne Distribution that prohibits PolyOne from continuing to distribute a supplier’s products to customers;
•	the possibility that the degradation in the North American residential construction market is more severe than anticipated;
•	the timing of plant closings in connection with the recently announced manufacturing realignment;
•	separation and severance amounts that differ from original estimates because of the timing of employee terminations;

•	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates because of the ultimate fair market value of such property, plant and equipment;
•	amounts required for capital expenditures at remaining locations changing based on the level of expenditures required to shift production capacity;
•	PolyOne’s ability to realize anticipated savings and operational benefits from its realigning of assets, including those related to closure of certain production facilities;
•	the ability to successfully integrate GLS;
•	the ability to successfully integrate Ngai Hing PlastChem; and
•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
In connection with the $40.0 million borrowed under the revolving credit facility in January 2008, PolyOne entered into a $40.0 million floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. This derivative is not treated as a hedge and, as a result, is marked to market, with the resulting gain and loss recognized as interest expense in the Condensed Consolidated Statements of Operations. At June 30, 2008, this agreement had a fair value obligation of $0.2 million.
There have been no material changes in the market risk faced by PolyOne from December 31, 2007 to June 30, 2008.
Item 4. Controls and Procedures
Disclosure controls and procedures
PolyOne’s management, under the supervision of and with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based upon this evaluation, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, its disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information
Item 4. Submission of Matters to a Vote of Security Holders
PolyOne held its Annual Meeting of Stockholders on May 15, 2008. At the Meeting, the following actions were taken:
a)	The nine nominees for director were elected by the following votes:

	Number of Shares Voted For	Number of Shares Withheld
J. Douglas Campbell	77,699,507	8,939,573
Carol A. Cartwright	76,460,306	10,178,773
Gale Duff-Bloom	77,347,188	9,291,892
Richard H. Fearon	77,308,844	9,330,236
Robert A. Garda	77,200,575	9,438,504
Gordon D. Harnett	76,773,916	9,865,164
Edward J. Mooney	78,139,509	8,499,570
Stephen D. Newlin	82,678,543	3,960,536
Farah M. Walters	77,795,170	8,843,910

b)	The PolyOne Corporation 2008 Equity and Performance Incentive Plan was approved with the following number of votes:

For	Against	Abstain	Broker Non-Votes
63,743,718	14,549,266	2,100,674	6,245,421

c)	Ratification of the appointment of Ernst & Young LLP as PolyOne Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved with the following number of votes:

For	Against	Abstain	Broker Non-Votes
85,204,839	1,341,737	93,504	0

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-106091) filed on March 25, 2008)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2008	POLYONE CORPORATION

/s/ Robert M. Patterson

Robert M. Patterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-106091) filed on March 25, 2008)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants