Form 10-Q
period 2008-09-30
POLYONE CORP
filed 2008-11-05
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of November 3, 2008 was 92,524,404.

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-18.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$735.1	$664.8	$2,196.9	$2,011.4

Cost of sales	669.9	634.8	1,958.3	1,814.8

Gross margin	65.2	30.0	238.6	196.6
Selling and administrative	69.7	65.3	217.6	197.9
Income from equity affiliates and minority interest	5.8	11.7	24.4	16.6

Operating income (loss)	1.3	(23.6)	45.4	15.3
Interest expense	(10.5)	(11.9)	(30.4)	(43.2)
Interest income	0.8	1.6	2.5	3.4
Premium on early extinguishment of long-term debt	—	(7.5)	—	(12.8)
Other expense, net	—	(1.8)	(2.7)	(4.5)

Income (loss) before income taxes	(8.4)	(43.2)	14.8	(41.8)
Income tax (expense) benefit	2.8	45.5	(5.1)	46.1

Net income (loss)	$(5.6)	$2.3	$9.7	$4.3

Basic and diluted earnings (loss) per common share	$(0.06)	$0.02	$0.10	$0.05

Weighted-average shares used to compute earnings per share:
Basic	92.9	92.8	92.9	92.7
Diluted	92.9	93.3	93.5	93.1

Dividends declared per share of common stock	$—	$—	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$37.0	$79.4
Accounts receivable, net	392.4	340.8
Inventories	273.1	223.4
Deferred income tax assets	21.9	20.4
Other current assets	19.7	19.8

Total current assets	744.1	683.8
Property, net	444.5	449.7
Investment in equity affiliates	25.8	19.9
Goodwill	332.8	288.8
Other intangible assets, net	70.4	6.7
Deferred income tax assets	75.0	69.9
Other non-current assets	67.1	64.2

Total assets	$1,759.7	$1,583.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank debt	$77.3	$6.1
Accounts payable	290.7	250.5
Accrued expenses	112.7	94.4
Current portion of long-term debt	2.9	22.6

Total current liabilities	483.6	373.6
Long-term debt	388.0	308.0
Post-retirement benefits other than pensions	87.7	81.6
Pension benefits	62.6	82.6
Other non-current liabilities	91.3	87.8

Total liabilities	1,113.2	933.6
Shareholders’ equity	646.5	649.4

Total liabilities and shareholders’ equity	$1,759.7	$1,583.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$9.7	$4.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.8	42.7
Charges for environmental remediation	14.3	47.5
Cash payments for environmental remediation, net of insurance	(7.9)	(4.6)
Deferred income tax benefit	(5.1)	(52.2)
Premium on early extinguishment of long-term debt	—	12.8
Stock-compensation expense	2.2	3.6
Asset impairment charge	—	2.5
Companies carried at equity and minority interest:
Impairment of certain assets of and investment in equity affiliates	4.7	17.5
Income from equity affiliates and minority interest	(29.1)	(34.1)
Dividends and distributions received	20.8	24.2
Contributions to pensions and other post-retirement plans	(25.5)	(24.2)
Change in assets and liabilities, net of acquisition:
Accounts receivable	(69.1)	(52.0)
Inventories	(34.8)	(9.0)
Accounts payable	36.1	68.7
Increase in sale of accounts receivable	25.8	—
Accrued expenses and other	23.1	(4.3)

Net cash provided by operating activities	17.0	43.4

Investing Activities
Capital expenditures	(29.6)	(36.7)
Investment in affiliated company	(1.1)	—
Business acquisitions, net of cash acquired	(150.2)	(11.0)
Proceeds from sale of equity affiliate	—	260.5
Proceeds from sale of assets	—	5.2

Net cash (used) provided by investing activities	(180.9)	218.0

Financing Activities
Change in short-term debt	73.4	(0.2)
Issuance of long-term debt, net of debt issuance costs	77.8	—
Repayment of long-term debt	(22.2)	(263.4)
Purchase of common stock for treasury	(8.0)	—
Premium on early extinguishment of long-term debt	—	(12.8)
Proceeds from exercise of stock options	1.1	0.9

Net cash provided (used) by financing activities	122.1	(275.5)

Effect of exchange rate changes on cash	(0.6)	4.1

Decrease in cash and cash equivalents	(42.4)	(10.0)
Cash and cash equivalents at beginning of period	79.4	66.2

Cash and cash equivalents at end of period	$37.0	$56.2

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

Note 1	—	Basis of Presentation
Note 2	—	Accounting Policies
Note 3	—	Goodwill and Other Intangible Assets
Note 4	—	Inventories
Note 5	—	Property
Note 6	—	Income Taxes
Note 7	—	Investment in Equity Affiliates
Note 8	—	Share-Based Compensation
Note 9	—	Weighted-Average Shares Used in Computing Earnings Per Share
Note 10	—	Employee Separation and Plant Phaseout
Note 11	—	Employee Benefit Plans
Note 12	—	Financing Arrangements
Note 13	—	Sale of Accounts Receivable
Note 14	—	Segment Information
Note 15	—	Commitments and Contingencies
Note 16	—	Business Combination
Note 17	—	Fair Value
Note 18	—	Shareholders’ Equity and Comprehensive Income (Loss)
Note 19	—	Accounting Change—Goodwill and Other Indefinite-Lived Intangible Assets
Note 1 — Basis of Presentation
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
In January 2008, the Company acquired 100% of the outstanding capital stock of GLS Corporation (GLS), a global provider of specialty thermoplastic elastomer (TPE) compounds for consumer, packaging and medical applications. Identifiable intangible assets of $66.0 million and goodwill of $43.6 million were recorded pertaining to this acquisition. For more information on the GLS acquisition, see Note 16, “Business Combination.”
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
On March 20, 2008, PolyOne announced the formation of the Specialty Engineered Materials segment. This segment includes PolyOne’s TPE compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS. Prior period segment information has been reclassified to conform to the 2008 presentation.
Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2008.

Reclassification — Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.
Note 2 — Accounting Policies
New Accounting Pronouncements
SFAS No. 157 — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” that delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted the non-deferred portion of SFAS No. 157 on January 1, 2008, and such adoption did not have a material impact on the Company’s financial statements. The Company is evaluating the effect that adoption of the deferred portion of SFAS No. 157 will have on its financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill impairment tests. See Note 17, “Fair Value,” for information on the Company’s fair value assets and liabilities.
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
SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.
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
Note 3 — Goodwill and Other Intangible Assets
In accordance with SFAS No. 141, “Business Combinations,” purchase accounting requires that the total purchase price of acquisitions be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. As such, the acquisition of GLS resulted in the addition of $43.6 million of goodwill and $66.0 million in identifiable intangibles as of September 30, 2008. See Note 16, “Business Combination,” for more information on the GLS acquisition.

Goodwill as of September 30, 2008 and December 31, 2007, by operating segment, was as follows:

	September 30,	December 31,
(In millions)	2008	2007
International Color and Engineered Materials	$72.0	$72.0
Specialty Engineered Materials	43.6	—
Specialty Color, Additives and Inks	33.8	33.8
Performance Products and Solutions	181.8	181.4
PolyOne Distribution	1.6	1.6

Total	$332.8	$288.8

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment for potential impairment of goodwill and other intangible assets with indefinite lives. PolyOne has selected July 1 as its annual goodwill assessment date. An income approach was used to estimate the fair value of PolyOne’s reporting units that supported significant goodwill, specifically: Geon Compounds; International Color and Engineered Materials; GLS; Specialty Inks and Polymer Systems; and Specialty Coatings. The income approach is based on projected future debt-free cash flow that is discounted to present value using discount factors that consider the timing and risk associated with the respective reporting units.
During the third quarter of 2008, the Company recorded a non-cash impairment charge of $2.6 million related to the Company’s proportionate share of a write-down of goodwill of Geon Polimeros Andinos, an equity affiliate (owned 50%) of the Company and part of the Performance Products and Solutions operating segment. The impairment charge, included in Income from equity affiliates and minority interest on the Condensed Consolidated Statements of Operations and reflected on the line “Corporate and eliminations” in Note 14, “Segment Information,” mainly resulted from declines in current and projected operating results and cash flows of the equity affiliate. See Note 7, “Investment in Equity Affiliates,” for discussion of the related impairment of the investment in Geon Polimeros Andinos during the third quarter of 2008.
As of September 30, 2008, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this, PolyOne concluded that an interim assessment of goodwill as of September 30, 2008 was not required.
After completing the Company’s impairment testing as of July 1, 2008, PolyOne changed the timing of the annual impairment testing to be as of October 1 of each year. The Company adopted this change to assess the recorded values of goodwill and intangible assets not subject to amortization for potential impairment at a time more coincident with the strategic business planning process and closer to the fiscal year-end reporting date. This change has no effect on reported earnings for any period presented. See Note 19, “Accounting Change—Goodwill and Other Indefinite-Lived Intangible Assets,” for further discussion.

Information regarding PolyOne’s finite-lived other intangible assets follows:

	As of September 30, 2008
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$37.0	$(8.3)	$—	$28.7
Sales contract	11.4	(10.2)	—	1.2
Patents, technology and other	9.1	(3.1)	1.3	7.3

Total	$57.5	$(21.6)	$1.3	$37.2

	As of December 31, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$8.6	$(6.7)	$—	$1.9
Sales contract	11.4	(10.0)	—	1.4
Patents, technology and other	4.7	(2.7)	1.4	3.4

Total	$24.7	$(19.4)	$1.4	$6.7

Amortization of finite-lived other intangible assets was $0.8 million and $0.1 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $2.3 million and $1.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, PolyOne has $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting mainly of trademarks and trade names acquired as part of the January 2, 2008 GLS acquisition, which will be tested for impairment as of October 1, 2008.
The carrying values of finite-lived intangible assets and other investments are adjusted to the estimated net future cash flows based upon an evaluation done each year end, or more often, when indicators of impairment exist. For the nine-month period ended September 30, 2008, there were no indicators of impairment for intangible assets. For the nine-month period ended September 30, 2007, an impairment charge of $2.5 million was recorded against the carrying value of certain patents and technology agreements.
Note 4 — Inventories
Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2008	2007
Finished products and in-process inventories	$186.4	$169.5
Raw materials and supplies	144.8	100.1

	331.2	269.6
LIFO reserve	(58.1)	(46.2)

Total	$273.1	$223.4

Note 5 — Property

	September 30,	December 31,
(In millions)	2008	2007
Land and land improvements	$40.3	$40.3
Buildings	277.7	271.8
Machinery and equipment	929.1	903.6

	1,247.1	1,215.7
Less accumulated depreciation and amortization	(802.6)	(766.0)

	$444.5	$449.7

During the third quarter of 2008, the Company recorded $4.4 million of accelerated depreciation related to the restructuring of certain manufacturing assets. See Note 10, “Employee Separation and Plant Phaseout,” for further discussion.

Note 6 — Income Taxes
The effective income tax rates for the third quarter and first nine months of 2008 were 33.3% and 34.5%, respectively, compared to 105.3% and 110.3% for the same periods in 2007. The difference between the effective rates and statutory rate in 2008 is the impact of earnings in international jurisdictions with lower income tax rates and domestic losses. Included in the third quarter and first nine months of 2007 was a $31.5 million tax benefit resulting from the reversal of deferred tax liabilities recognized upon the sale of our 24% interest in Oxy Vinyls, LP (OxyVinyls). Excluding the $31.5 million tax benefit, the effective tax rate for the third quarter and first nine months of 2007 were 32.4% and 34.9%, respectively. The remaining difference between the effective rates and statutory rate in 2007 is the impact of earnings in international jurisdictions with lower income tax rates and domestic losses.
Note 7 — Investment in Equity Affiliates
SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of PolyOne’s equity investments and is reported within the Resin and Intermediates segment. PolyOne owns 50% of SunBelt. On July 6, 2007, PolyOne sold its 24% interest in OxyVinyls, a manufacturer and marketer of PVC resins, for cash proceeds of $260.5 million and, as a result, no equity affiliate earnings of OxyVinyls were recorded by PolyOne for the three months and nine months ended September 30, 2008.
The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Net sales	$43.1	$51.9	$123.3	$136.1
Operating income	$22.4	$27.4	$59.9	$67.8
Partnership income as reported by SunBelt	$20.3	$25.1	$53.6	$61.1
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$10.2	$12.6	$26.8	$30.6

	September 30,	December 31,
(In millions)	2008	2007
Current assets	$41.6	$27.8
Non-current assets	112.1	109.6

Total assets	153.7	137.4

Current liabilities	20.3	21.0
Non-current liabilities	109.7	109.7

Total liabilities	130.0	130.7

Partnership capital	$23.7	$6.7

The following table presents OxyVinyls’ summarized financial results for the periods indicated:

Nine Months Ended
(Dollars in millions)	September 30, 2007
Net sales	$1,108.3
Operating income	$10.9
Partnership income as reported by OxyVinyls	$2.7
PolyOne’s ownership of OxyVinyls	24%

PolyOne’s proportionate share of OxyVinyls’ income	0.6
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.3

Equity affiliate earnings recorded by PolyOne	$0.9

Other investments in equity affiliates are discussed below.
The BayOne Urethane Systems, L.L.C. equity affiliate (owned 50%) is included in the Specialty Color, Additives and Inks operating segment. The Performance Products and Solutions operating segment includes the Geon Polimeros Andinos equity affiliate (owned 50%). The Altona Properties equity affiliate (owned 37.4%) is included in the Resin and Intermediates operating segment. Combined summarized financial information for these equity affiliates follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net sales	$44.8	$34.7	$90.6	$88.0
Operating income	$0.8	$2.4	$5.4	$6.2
Partnership income as reported by other equity affiliates	$0.7	$1.8	$4.6	$5.8
Equity affiliate earnings recorded by PolyOne	$0.3	$0.8	$2.3	$2.8
During the third quarter of 2008, the Company recorded a non-cash impairment charge of $2.6 million related to the Company’s proportionate share of a write-down of goodwill of Geon Polimeros Andinos, an equity affiliate (owned 50%) of the Company and part of the Performance Products and Solutions operating segment. The impairment charge, included in Income from equity affiliates and minority interest on the Condensed Consolidated Statements of Operations and reflected on the line “Corporate and eliminations” in Note 14, “Segment Information,” mainly resulted from declines in current and projected operating results and cash flows of the equity affiliate. PolyOne’s proportionate share of the write-down of certain assets by Geon Polimeros Andinos was $1.6 million in the third quarter of 2007. Also, in the third quarter of 2008 PolyOne recorded a $2.1 million charge related to an impairment in its investment in Geon Polimeros Andinos. These impairments are not reflected in the above equity affiliate earnings because they are excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker (See Note 14, “Segment Information”). These impairments are recorded in Income from equity affiliates and minority interest in the Condensed Consolidated Statements of Operations.
Note 8 — Share-Based Compensation
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

PolyOne has one active share-based compensation plan, which is described below. The cost is included in selling and administrative expenses on the Condensed Consolidated Statements of Operations. A summary of compensation expense by type of award follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Stock appreciation rights	$0.2	$0.8	$1.1	$3.1
Restricted stock units	0.3	—	0.6	—
Restricted stock awards	0.2	0.2	0.5	0.5
Performance shares	—	—	—	—
Stock options	—	—	—	—

Total share-based compensation	$0.7	$1.0	$2.2	$3.6

2008 Equity and Performance Incentive Plan
In May 2008, PolyOne’s shareholders approved the PolyOne Corporation 2008 Equity and Performance Incentive Plan (2008 EPIP). This plan replaces the 2005 Equity and Performance Incentive Plan (2005 EPIP). The 2005 EPIP was frozen upon the approval of the 2008 EPIP in May 2008. The 2008 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock have been reserved for grants and awards under the 2008 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.
2005 Equity and Performance Incentive Plan
In May 2005, PolyOne’s shareholders approved the 2005 EPIP. All previous equity-based plans were frozen upon the approval of the 2005 EPIP in May 2005. The 2005 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock were reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury. The 2005 EPIP was replaced by the 2008 EPIP.
Stock Appreciation Rights
During the first nine months of 2008, the Compensation and Governance Committee of the Company’s Board of Directors authorized the issuance of 1,094,400 stock appreciation rights (SARs). These awards vest in one-third increments annually over a three-year service period. These SARs have a seven-year exercise period that expires on March 6, 2015.
For SARs granted in 2007 and 2006, vesting is based on a service period of one year and the achievement of certain stock price targets. This condition is considered a market-based measure under SFAS No. 123(R) and is considered in determining the award’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards granted in 2007 vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.24, $7.90 and $8.56 per share, but may not be exercised earlier than one year from the date of the grant. At September 30, 2008, these awards had reached the $8.56 stock price achievement target. The awards granted in 2006 vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.50, $8.50 and $10.00 per share, but may not be exercised earlier than one year from the date of the grant. At September 30, 2008, these awards had reached the $8.50 stock price achievement target. These SARs have a seven-year exercise period.

Due to the fact that the SARs granted during 2007 and 2006 vest in one-third increments based on certain stock price achievement, the option pricing model used by PolyOne to value the SARs granted during 2007 and 2006 was a Monte Carlo simulation method.
PolyOne utilized an option pricing model based on the Black-Scholes method to value the SARs granted in 2008. Under this method, the fair value of awards on the date of grant is an estimate and is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables as noted in the following table. Expected volatility was set at 37% based upon the historical weekly volatility of PolyOne common stock during the 4.5 years preceding the date of grant. The expected term of SARs granted was determined based on the Securities and Exchange Commission’s “simplified method” described in Staff Accounting Bulletin (SAB) No. 107. This method results in an expected term of 4.5 years, equal to halfway between the average vesting of two years and the expiration of seven years. SAB No. 110 allows companies lacking sufficient historical exercise experience to continue use of this method. Dividends were omitted in this calculation because PolyOne does not currently pay dividends. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year and were based on PolyOne’s historical experience.
The following is a summary of the assumptions related to the grants issued during 2008:

2008
Expected volatility	37.00%
Expected dividends	—
Expected term	4.5 years
Risk-free rate	2.48%
Value of SAR options granted	$2.26

A summary of SAR activity as of September 30, 2008 and changes during the nine months then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
(Shares in thousands, dollars in millions, except per share data)		Exercise Price	Contractual	Aggregate
Stock Appreciation Rights	Shares	Per Share	Term	Intrinsic Value
Outstanding at January 1, 2008	2,991	$7.30
Granted	1,094	6.82
Exercised	(7)	6.56
Forfeited or expired	(62)	6.77

Outstanding at September 30, 2008	4,016	$7.18	4.96 years	$—

Vested and exercisable at September 30, 2008	2,452	$7.16	4.59 years	$—

The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2008 and 2007 was $2.28 and $2.74, respectively. The total intrinsic value of SARs that were exercised during the nine months ended September 30, 2008 and 2007 was $0.0 million and $0.1 million, respectively. As of September 30, 2008, there was $1.9 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the next 32 months.
Restricted Stock Units
During 2008, 477,600 restricted stock units have been granted to select executives and other key employees. A restricted stock unit (RSU) represents a contingent right to receive one share of the Company’s common stock at a future date provided a continuous three-year service period is attained. Compensation expense is measured on the grant date using the quoted market price of the Company’s common stock and is recognized on a straight-line basis over the requisite service period.
As of September 30, 2008, 457,142 RSUs remain unvested with a weighted-average grant date fair value of $6.85 and a weighted-average remaining contractual term of 29 months. Unrecognized compensation cost for RSUs at September 30, 2008 was $2.7 million.
Restricted Stock Awards
In 2007 and 2006, PolyOne issued restricted stock as part of the compensation package for select executives and other key employees. The value of the restricted shares was established using the market price of PolyOne’s common stock on the date of grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff vesting period of the restricted stock. As of September 30, 2008, 239,600 shares of restricted stock remain unvested with a weighted-average grant date fair value of $8.66 and a weighted-average remaining contractual term of seven months. Unrecognized compensation cost for restricted stock awards at September 30, 2008 was $0.4 million.
Performance Shares
In January 2005, the Compensation and Governance Committee authorized the issuance of performance shares to select executives and other key employees. The performance shares vested only to the extent that management goals for cash flow, return on invested capital, and the level of earnings before interest, taxes, depreciation and amortization in relation to debt were achieved for the period commencing January 1, 2005 and ending December 31, 2007. Of the 388,500 performance share awards outstanding at December 31, 2007, 33% vested and were paid out in shares issued from treasury, net of tax.
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

A summary of option activity as of September 30 , 2008 and changes during the nine months then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
(Shares in thousands, dollars in millions, except per share data)	Shares	Per Share	Term	Intrinsic Value
Outstanding at January 1, 2008	6,153	$11.17
Granted	—	—
Exercised	(190)	5.98
Forfeited or expired	(1,716)	10.78

Outstanding, vested and exercisable at September 30, 2008	4,247	$11.56	1.45 Years	$0.1

The total intrinsic value of stock options that were exercised during the nine months ended September 30, 2008 and 2007 was $0.4 million and $0.1 million, respectively. Cash received during the first nine months of 2008 and 2007 from the exercise of stock options was $1.3 million and $0.9 million, respectively.
Note 9 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Weighted-average shares outstanding — basic	92.9	92.8	92.9	92.7

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.9	92.8	92.9	92.7
Plus dilutive impact of stock options and awards	—	0.5	0.6	0.4

Weighted-average shares — diluted	92.9	93.3	93.5	93.1

Basic earnings per common share are computed as net income available to common shareholders divided by weighted-average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by weighted-average diluted shares outstanding. Pursuant to SFAS No. 128, “Earnings Per Share,” when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the three months ended September 30, 2008, basic weighted-average shares outstanding are used in calculating diluted earnings per share.
During the quarter ended September 30, 2008, the Company repurchased 1.0 million shares of common stock under a stock repurchase program approved by the Company’s Board of Directors. See Note 18, “Shareholder’s Equity and Comprehensive Income (Loss),” for further discussion.
Outstanding SARs and stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of shares underlying anti-dilutive options and awards was 4.6 million at September 30, 2008 and 6.8 million at September 30, 2007.
Note 10 — Employee Separation and Plant Phaseout
Since the formation of PolyOne in 2000, management has undertaken certain restructuring initiatives to improve profitability and, as a result, PolyOne has incurred employee separation and plant phaseout costs. Employee separation and plant phaseout costs are reflected on the line “Corporate and eliminations” in Note 14, “Segment Information.” For further discussion of these initiatives, see Note E, “Employee Separation and Plant Phaseout,” to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.

On July 28, 2008, PolyOne announced the restructuring of certain manufacturing assets, primarily in North America. PolyOne will close certain production facilities, including seven in North America and one in the United Kingdom, resulting in a net reduction of approximately 150 positions. As a result of these actions, PolyOne expects to incur one-time charges of $31 million, of which $18 million is expected to be non-cash write-downs of assets which includes accelerated depreciation. The remaining charges include cash costs related to employee separation and severance. The following table details the charges and changes to the reserves associated with this initiative for the quarter ended September 30, 2008:

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset
(in millions, except employee numbers)	Employees	Costs	Closure	Write-downs	Total
Realignment of certain manufacturing plants
Balance at June 30, 2008	—	$—	$—	$—	$—
Charge	252	5.8	1.0	4.8	11.6
Utilized	(71)	(0.9)	(0.8)	(4.8)	(6.5)

Balance at September 30, 2008	181	$4.9	$0.2	$—	$5.1

During the second quarter of 2008, the Company incurred $1.1 million related to executive severance agreements, which was included in Selling and administrative in the Condensed Consolidated Statement of Operations. During the three-month and nine-month periods ended September 30, 2008, the Company paid $0.3 million and $0.9 million, respectively, related to executive severance agreements. PolyOne’s liability for unpaid executive severance costs was $1.1 million at September 30, 2008 and will be paid over the next 23 months.
Total employee separation and plant phaseout costs for the three- and nine-month periods ended September 30, 2008 and 2007, including where the charges are recorded in the Condensed Consolidated Statement of Operations, follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Cost of sales	$11.5	$1.0	$11.9	$1.4
Selling and administrative	0.1	0.5	1.2	0.8

Total employee separation and plant phaseout	$11.6	$1.5	$13.1	$2.2

Included in the cost of sales charges for the three month and nine month periods ended September 30, 2008 was a third quarter 2008 charge of $4.4 million for accelerated depreciation on assets related to these restructuring initiatives. Cash payments during the three-month and nine-month periods ended September 30, 2008 were $2.1 million and $3.3 million, respectively. Cash payments during the three-month and nine-month periods ended September 30, 2007 was $0.4 million and $1.2 million, respectively.
Note 11 — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$0.4	$0.2	$1.0	$0.8
Interest cost	8.1	7.3	24.3	22.5
Expected return on plan assets	(8.3)	(7.8)	(24.9)	(23.8)
Amortization of unrecognized losses, transition obligation and prior service cost	2.1	2.1	6.1	7.3

	$2.3	$1.8	$6.5	$6.8

During the third quarter of 2008, the Company’s Board of Directors approved the adoption of an amended and restated letter agreement with Stephen D. Newlin, the Company’s Chairman, President and Chief Executive Officer, to provide certain benefits upon a “qualifying separation from service,” including annual supplemental executive retirement payments, payable in the form of a fifteen year certain and continuous life annuity, conditioned upon execution of a release and waiver. The payments are unsecured and unfunded obligations of the Company.
In connection with a settlement agreement reached in a pending legal action, the Company agreed to re-institute retiree health benefits for specified retirees of the Company on a prospective basis on January 1, 2009 or within 30 days of final approval of the settlement, whichever is later. The impacted retirees and/or their surviving spouses will be eligible, subject to certain conditions, to receive comparable benefits for which they were eligible prior to April 1, 2006.
PolyOne estimates that the minimum funding requirements in 2008 for its qualified defined benefit pension plans will approximate $24 million of which $18.2 million has been paid as of September 30, 2008. Funding for these plans for the year ended December 31, 2007 was $14.9 million.
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.5	1.1	4.5	3.9
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(1.1)	(0.9)	(3.3)	(3.1)

	$0.5	$0.3	$1.5	$1.1

Note 12 — Financing Arrangements
Short-term debt — On January 3, 2008, the Company entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011. Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, 2008, the Company borrowed $40.0 million under the agreement, which is included in short-term bank debt on the Condensed Consolidated Balance Sheet at September 30, 2008.
In connection with the $40.0 million borrowed under the revolving credit facility, the Company entered into a $40.0 million floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. This derivative is not treated as a hedge and, as a result, is marked to market, with the resulting gain and loss recognized as interest expense in the Condensed Consolidated Statements of Operations. At September 30, 2008, this agreement had a fair value obligation of less than $0.1 million.
At September 30, 2008, $37.3 million of short-term notes issued by certain of the Company’s European subsidiaries were outstanding. This short-term debt has durations of less than one year, is renewable with the consent of both parties and is prepayable.
The weighted-average interest rate on total short-term borrowings, including the fixed rate interest rate swap discussed above, was 7.2% at September 30, 2008.

Long-term debt — Long-term debt consisted of the following:

	September 30,	December 31,
(In millions)	2008 (1)	2007 (1)
8.875% senior notes due 2012	$279.2	$199.2
7.500% debentures due 2015	50.0	50.0
Medium-term notes:
7.16% medium-term note due 2008	—	9.8
6.89% medium-term note due 2008	—	9.8
6.91% medium-term note due 2009	19.7	19.2
6.52% medium-term note due 2010	19.5	18.8
6.58% medium-term note due 2011	19.4	18.5
6.0% promissory note due in equal monthly installments through 2009	3.1	5.3

Total long-term debt	$390.9	$330.6
Less current portion	2.9	22.6

Total long-term debt, net of current portion	$388.0	$308.0

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.
In April 2008, PolyOne sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012. Net proceeds from the offering were used to reduce the amount of receivables previously sold under the receivables sale facility.
PolyOne repurchased $100.0 million of its 10.625% senior notes due 2010 in June 2007 and repurchased the remaining $141.4 million of such senior notes in August 2007. For the first nine months of 2007, the premiums paid were $12.8 million and are shown as a separate line item in the Condensed Consolidated Statements of Operations. In addition, for the nine-month period ended September 30, 2007, unamortized deferred note issuance costs of $2.8 million were expensed due to the debt repurchase and are included in interest expense in the Condensed Consolidated Statements of Operations.
PolyOne is exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the market risk faced by PolyOne from December 31, 2007 to September 30, 2008.
Note 13 — Sale of Accounts Receivable
Accounts receivable consist of the following:

	September 30,	December 31,
(In millions)	2008	2007
Trade accounts receivable	$202.6	$169.8
Retained interest in securitized accounts receivable	196.7	175.8
Allowance for doubtful accounts	(6.9)	(4.8)

	$392.4	$340.8

Under the terms of its receivables sale facility, PolyOne sells its accounts receivable to PolyOne Funding Corporation (PFC), a wholly owned, fully consolidated, bankruptcy-remote subsidiary. PFC in turn may sell an undivided interest in these accounts receivable to certain investors. In July 2007, the Company entered into a Canadian receivables purchase agreement, which increased the facility size by $25.0 million to $200.0 million. As of September 30, 2008, $133.2 million was available. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility.

At September 30, 2008 and December 31, 2007, accounts receivable totaling $222.5 million and $175.8 million, respectively, were sold by PolyOne to PFC. The maximum amount of proceeds that PFC may receive under the facility is limited to 85% of the eligible accounts receivable that are sold to PFC. At September 30, 2008, PFC had sold $25.8 million of its undivided interest in accounts receivable. At December 31, 2007, PFC had sold none of its undivided interest in accounts receivable.
PolyOne retained an interest in the difference between the amount of trade receivables sold by PolyOne to PFC and the undivided interest sold by PFC as of September 30, 2008 and December 31, 2007. As a result, the interest retained by PolyOne of $196.7 million and $175.8 million is included in accounts receivable on the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.8 million was used at September 30, 2008.
The facility requires PolyOne to maintain a minimum fixed charge coverage ratio of at least 1 to 1 when average excess availability under the facility is $40.0 million or less.
Note 14 — Segment Information
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
The accounting policies of each segment are consistent with those described in “Summary of Significant Accounting Policies” in Note C, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. The measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker excludes certain costs. These costs are included in “Corporate and eliminations” and consist of: 1) inter-segment sales and profit eliminations; 2) charges related to specific strategic initiatives such as the consolidation of operations; 3) restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; 4) executive separation agreements; 5) share-based compensation costs; 6) asset impairments; 7) environmental remediation costs for facilities no longer owned or closed in prior years; 8) gains and losses on the divestiture of joint ventures and equity investments; and 9) certain other items.

Segment information for the three- and nine-month periods ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)
International Color and Engineered Materials	$153.7	$153.7	$4.6	$491.0	$491.0	$22.8
Specialty Engineered Materials	57.6	66.1	5.0	175.2	197.9	11.1
Specialty Color, Additives and Inks	59.1	60.1	4.7	177.1	179.3	11.0
Performance Products and Solutions	251.4	274.4	5.3	733.7	807.4	18.9
PolyOne Distribution	213.3	214.7	9.4	619.9	624.0	21.9
Resin and Intermediates	—	—	9.6	—	—	24.2
Corporate and eliminations	—	(33.9)	(37.3)	—	(102.7)	(64.5)

Total	$735.1	$735.1	$1.3	$2,196.9	$2,196.9	$45.4

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)
International Color and Engineered Materials	$147.4	$147.4	$6.5	$441.7	$441.7	$20.3
Specialty Engineered Materials	25.4	31.8	—	75.4	95.6	(1.2)
Specialty Color, Additives and Inks	58.2	58.7	3.2	177.7	179.0	5.7
Performance Products and Solutions	249.0	274.5	12.6	760.1	840.7	53.2
PolyOne Distribution	184.8	185.8	5.3	556.5	560.3	16.4
Resin and Intermediates	—	—	11.2	—	—	27.5
Corporate and eliminations	—	(33.4)	(62.4)	—	(105.9)	(106.6)

Total	$664.8	$664.8	$(23.6)	$2,011.4	$2,011.4	$15.3

Segment assets at September 30, 2008 are as follows:

(In millions)	Total Assets
International Color and Engineered Materials	$408.9
Specialty Engineered Materials	233.2
Specialty Color, Additives and Inks	159.7
Performance Products and Solutions	574.1
PolyOne Distribution	212.0
Resin and Intermediates	12.9
Corporate and eliminations	158.9

Total	$1,759.7

Note 15 — Commitments and Contingencies
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

During the nine-month periods ended September 30, 2008 and 2007, PolyOne recorded $14.3 million and $47.5 million, respectively, of expense related to environmental activities at all of its active and inactive sites. During these same periods, PolyOne did not receive any proceeds from insurance recoveries.
Based on estimates that were prepared by its environmental engineers and consultants, PolyOne had accruals totaling $89.8 million at September 30, 2008 and $83.8 million at December 31, 2007 to cover probable future environmental expenditures related to previously contaminated sites. The accrual represents PolyOne’s best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and PolyOne’s view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that PolyOne could incur additional costs in excess of the amount accrued at September 30, 2008. However, such additional costs, if any, cannot be currently estimated. PolyOne’s estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note N, “Commitments and Related-Party Information,” to the Consolidated Financial Statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2007.
PolyOne guarantees $60.9 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in 2017.
Note 16 — Business Combination
Acquisition
On January 2, 2008, the Company acquired 100% of the outstanding capital stock of GLS, a global provider of specialty TPE compounds for consumer, packaging and medical applications, for a cash purchase price of $148.9 million including acquisition costs and net of cash received. GLS, with sales of $128.8 million for the year ended December 31, 2007, has been fully integrated into the Specialty Engineered Materials segment. This acquisition complements PolyOne’s global engineered materials business portfolio and accelerates the Company’s shift to specialization. The combination of GLS’s specialized TPE offerings, compounding expertise and brand, along with PolyOne’s extensive global infrastructure and commercial presence offers customers: enhanced technologies; a broader range of products, services and solutions; and expanded access to specialized, high-growth markets around the globe. The combinations of these factors are the drivers behind the excess of the purchase price over the fair value of the tangible assets and liabilities acquired.
Allocation of Purchase Price
The GLS acquisition was accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheet at their estimated fair values as of January 2, 2008. Operating results of GLS are included in the Condensed Consolidated Statement of Operations from the date of acquisition. The preliminary allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the below table. This allocation is based upon valuations using management’s best estimates and assumptions. The purchase price is preliminary and a final determination of fair value will be made upon completion of appraisals of the long-lived tangible and intangible assets and liabilities. The resulting goodwill is anticipated to be fully deductible for income tax purposes.

The identifiable intangible assets subject to amortization, totaling $32.8 million, consist primarily of customer relationships and will be amortized over 20 years. The identifiable intangible assets not subject to amortization, totaling $33.2 million, consist primarily of trademarks and trade names.

(In millions)	January 2, 2008
Current assets	$33.0
Property, plant and equipment	17.2
Identifiable intangible assets	66.0
Goodwill	43.6
Liabilities assumed	(9.0)

Net assets acquired	$150.8
Less cash acquired	(1.9)

Purchase price, net	$148.9

Note 17 — Fair Value
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis subsequent to initial recognition.

		Quoted Prices in
		Active Markets for	Significant Other
(In millions)	Fair Value at	Identical Assets	Observable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)

Available-for-sale securities	$0.2	$0.2	$—
Interest rate swaps	—	—	—
Foreign exchange contracts	1.1	—	1.1
Note 18 — Shareholders’ Equity and Comprehensive Income (Loss)
The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net income (loss)	$(5.6)	$2.3	$9.7	$4.3
Amortization of unrecognized losses, transition obligation and prior service costs	0.6	3.6	1.8	5.6
Adjustment for plan amendment	(3.9)	—	(3.9)	—
Adjustment for supplemental executive retirement plan	(1.3)	—	(1.3)	—
Translation adjustment	(13.3)	10.0	(4.6)	22.0
Unrecognized loss on available-for-sale securities	(0.2)	—	(0.6)	—

Total comprehensive income (loss)	$(23.7)	$15.9	$1.1	$31.9

In August 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of its common stock, in the open market or in privately negotiated transactions.
During the quarter ended September 30, 2008, the Company repurchased 1.0 million shares of common stock under this program at an average price of $7.93 per common share for approximately $8.0 million. There are 9.0 million shares available for repurchase under the program at September 30, 2008.
Note 19 — Accounting Change—Goodwill and Other Indefinite-Lived Intangible Assets
PolyOne has performed its annual impairment testing of goodwill as of July 1 in each year since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” After completing the Company’s impairment testing as of July 1, 2008, the Company changed its timing of the annual impairment testing to be as of October 1 of each year. The

Company adopted this change to assess the recorded values of goodwill and intangible assets not subject to amortization for potential impairment at a time more coincident with the Company’s strategic business planning process and closer to the Company’s fiscal year-end reporting date. This change has no effect on reported earnings for any period presented.
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
Prior period results of operations have been reclassified to conform to the 2008 presentation. We discuss the sales and operating income of our operating segments in the “Segment Information” section below. Also, see Note 14, “Segment Information,” to the Condensed Consolidated Financial Statements for further information regarding our reportable operating segments.
Purchase of Business — In January 2008, we acquired 100% of the outstanding capital stock of GLS, a global provider of specialty TPE compounds for consumer, packaging and medical applications. The acquisition resulted in $66.0 million of identifiable intangible assets and $43.6 million in goodwill. For more information on the GLS acquisition, see Note 16, “Business Combination,” to the Condensed Consolidated Financial Statements.
OxyVinyls Divestment — On July 6, 2007, we sold our 24% interest in Oxy Vinyls, LP (OxyVinyls) for $260.5 million in cash. Proceeds from the sale were used for the redemption of the entire balance of our 10.625% senior notes due 2010 as well as for the reduction of drawings on short-term facilities.

Restructuring — On July 28, 2008, we announced that we will restructure certain manufacturing assets, primarily in North America. Over the next six months, we will close certain production facilities, including seven in North America and one in the United Kingdom, resulting in a net reduction of approximately 150 positions. As a result of these actions, we expect to incur one-time charges of $31 million, of which $18 million is expected to be non-cash write-downs of assets, with the remaining cash costs related to employee separation and severance. See Note 10, “Employee Separation and Plant Phaseout,” to the Condensed Consolidated Financial Statements.
Outlook
While our results for the third quarter were modestly better than anticipated, our fourth quarter earnings may fall short of our previous expectations. Accordingly, it may be a challenge to deliver full-year earnings per share within the range of previous guidance.
We are lowering our earnings expectations as a result of latent supply and pricing uncertainties associated with the Gulf storms. We are also concerned about the recent deterioration in the global economy. We expect further pressure on our international results as it is becoming increasingly clear that European and Asian demand is slowing and as the Euro continues to weaken relative to the U.S. Dollar. Additionally, the U.S. economy is under tremendous strain on the heels of the global financial crisis, creating significant uncertainty over the next few quarters for our customers. In particular, such key PolyOne end markets as housing, construction, automotive and electronics face particularly troubling business conditions which we expect may reverberate throughout other markets as the global economic slowdown gains momentum.
In reaction to the uncertainties described above, PolyOne is taking actions to reduce spending and preserve liquidity. We had expected to spend between $55 million and $60 million for capital expenditures including the incremental $6 million to $7 million we will incur this year as a result of manufacturing realignment actions announced in July. Without limiting spending related to the realignment we are now forecasting to spend less than $55 million in capital expenditures for the year.
The fourth quarter is typically our strongest cash flow quarter and we expect that to be the case this year. Given our concerns about the economy we will be prioritizing free cash flow first for required short term debt repayments and second to ensuring we have adequate liquidity to fund seasonal working capital requirements. We will then consider additional capital expenditures beyond maintenance levels prior to furthering our overall capital structure objectives.
Results of Operations
Summary of Consolidated Results:
Aggregate sales increased 10.6% in the third quarter of 2008 and 9.2% in the first nine months of 2008 versus the comparable periods in 2007. Sales from the recently acquired GLS business accounted for 5.6 percentage points and 5.3 percentage points of the increase in the third quarter and first nine months of 2008, respectively. The remainder of the increase was driven by higher sales in PolyOne Distribution and the favorable impact from foreign exchange, both of which accounted for 6.4 percentage points and 6.7 percentage points of the overall increase in sales for the third quarter and the first nine months of 2008, respectively. The International Color and Engineered Materials segment increased sales $6.3 million and $49.3 million in the third quarter of 2008 and the first nine months of 2008, respectively. The impact of foreign exchange accounted for $13.1 million and $52.2 million of the increases in sales for this segment. Sales for the Performance Products and Solutions segment for the third quarter of 2008 were slightly lower compared to the prior year and 4.0% lower in the first nine months of 2008 as compared to the same period in 2007. This decline was due mainly to lower demand in the North American residential construction and automotive markets which offset $14.7 million of favorable foreign exchange impact in the first nine months of 2008.
Operating income increased $24.9 million, or 105.5%, in the third quarter of 2008 versus the third quarter of 2007.

A summary of the improvements and declines in segment operating income and Corporate and eliminations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is shown below:

	Three Months Ended			Three Months Ended
	September 30, 2008 v.			September 30, 2008 v.
	Three Months Ended			Three Months Ended
(Dollars in millions)	September 30, 2007			September 30, 2007
Segments with Improvements		%	Segments with Declines		%
in Operating Income	Change	Change	in Operating Income	Change	Change
Specialty Engineered Materials	$5.0	NM	International Color and Engineered Materials	$(1.9)	(29.2)%
Specialty Color, Additives and Inks	1.5	46.9%	Performance Products and Solutions	(7.3)	(57.9)%
PolyOne Distribution	4.1	77.4%	Resin and Intermediates	(1.6)	(14.3)%
Corporate and eliminations	25.1	40.2%

NM	— Not meaningful
Corporate and eliminations was $25.1 million lower in third quarter of 2008 versus the third quarter of 2007 mainly due to lower environmental remediation charges partially offset by higher restructuring charges. In the third quarter of 2008, we recorded environmental remediation, restructuring and impairment charges of $26.7 million as compared to the $51.2 million of similar charges recorded in the third quarter of 2007.
The decline in the operating incomes of the Performance Products and Solutions segment and the Resin and Intermediates segment in the third quarter of 2008 was due mainly to weak demand in the North American residential building and construction market; higher raw material costs; and the combined effect of Hurricanes Gustav and Ike. Due to these two hurricanes, OxyVinyls declared that it was unable to perform under its supply agreement under the agreement’s force majeure provision, which negatively impacted Sunbelt’s shipments for chlorine and caustic soda. The impact of foreign exchange increased total company operating income $0.9 million in the third quarter of 2008 as compared to the same period in 2007.
A summary of the improvements and declines in segment operating income and Corporate and eliminations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is shown below:

	Nine Months Ended			Nine Months Ended
	September 30, 2008 v.			September 30, 2008 v.
	Nine Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2007			September 30, 2007
Segments with Improvements		%	Segments with Declines		%
in Operating Income	Change	Change	in Operating Income	Change	Change
International Color and Engineered Materials	$2.5	12.3%	Performance Products and Solutions	$(34.3)	(64.5)%
Specialty Engineered Materials	12.3	NM	Resin and Intermediates	(3.3)	(12.0)%
Specialty Color, Additives and Inks	5.3	93.0%
PolyOne Distribution	5.5	33.5%
Corporate and eliminations	42.1	39.5%

NM	— Not meaningful
Corporate and eliminations was $42.1 million lower in the first nine months of 2008 versus the first nine months of 2007 due to lower environmental remediation and impairment charges partially offset by higher restructuring charges. In the first nine months of 2008, we recorded environmental remediation, restructuring and impairment charges of $32.1 million as compared to the $69.7 million of similar charges recorded in the first nine months of 2007.
The decline in operating incomes of the Performance Products and Solutions segment and the Resin and Intermediates segment was due mainly to continued weak demand conditions in the North American residential building and construction market and higher raw material costs. The impact of foreign exchange in the first nine months of 2008 increased total company operating income $3.6 million.
Net income decreased $7.9 million in the third quarter of 2008, or $0.08 per share, compared to the same period in 2007. The third quarter 2007 benefit from the reversal of a deferred tax liability of $31.5 million, related to the sale of an equity affiliate, offset the favorable impact of the 105.5% improvement in operating income discussed above as well as lower interest and debt repurchase premium costs in third quarter 2008. For the first nine months of 2008, net income increased $5.4 million, or $0.05 per share, as compared to the same period in 2007. This increase was the result of the 196.7% increase in operating income discussed above and lower interest and debt repurchase premium costs.

The following table sets forth key financial information from our Statements of Operations for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share data)	2008	2007	2008	2007
Sales	$735.1	$664.8	$2,196.9	$2,011.4

Operating income (loss)	$1.3	$(23.6)	$45.4	$15.3

Interest expense	(10.5)	(11.9)	(30.4)	(43.2)
Interest income	0.8	1.6	2.5	3.4
Premium on early extinguishment of long-term debt	—	(7.5)	—	(12.8)
Other expense, net	—	(1.8)	(2.7)	(4.5)

Income (loss) before income taxes	(8.4)	(43.2)	14.8	(41.8)
Income tax (expense) benefit	2.8	45.5	(5.1)	46.1

Net income (loss)	$(5.6)	$2.3	$9.7	$4.3

Basic and diluted earnings (loss) per common share	$(0.06)	$0.02	$0.10	$0.05

Income before Income Taxes
The following table sets forth the components of the variance for the three and nine months ended September 30, 2008 as compared to the same periods in the prior year:

			Variances — Favorable (Unfavorable)
			Periods ended
			September 30, 2008 and 2007
(In millions)			Three Months			Nine Months
Operating segment performance
International Color and Engineered Materials			$(1.9)			$2.5
Specialty Engineered Materials			5.0			12.3
Specialty Color, Additives and Inks			1.5			5.3
Performance Products and Solutions			(7.3)			(34.3)
PolyOne Distribution			4.1			5.5
Resin and Intermediates			(1.6)			(3.3)

Environmental remediation costs			19.6			17.6
Reimbursement to Goodrich Corporation of environmental costs			15.6			15.6
Impairment of OxyVinyls equity investment			—			15.9
Employee separation and plant phaseout			(10.1)			(10.9)
Share-based compensation			0.3			1.4
Recognition of inventory step-up associated with GLS acquisition			—			(1.6)
Settlement of legal issues and related reserves			2.4			2.4
Impairment of intangibles and other investments			2.5			2.5
Write-down of certain assets of and investment in equity affiliate			(3.1)			(3.1)
All other and eliminations			(2.1)			2.3

Total Corporate and eliminations			25.1			42.1

Change in operating income			24.9			30.1

Premium on early extinguishment of debt	(a	)	7.5	(a	)	12.8
Interest expense, net	(b	)	0.6	(b	)	11.9
Other expense			1.8			1.8

Change in income (loss) before income taxes			$34.8			$56.6

(a)	We repurchased all of our 10.625% senior notes due 2010 through early extinguishment, repurchasing $100.0 million and $141.4 million in the second quarter of 2007 and third quarter of 2007, respectively, at a premium of $5.3 million and $7.5 million, respectively.

(b)	The early extinguishment of the 10.625% senior notes resulted in lower interest expense during the three month and nine month periods ended September 30, 2008 as compared to the same periods a year ago. Included in interest expense was unamortized deferred note issuance costs of $1.2 million and $1.6 million during the second quarter of 2007 and the third quarter of 2007, respectively.
See the following operating segment discussion for a further explanation of our segments’ operating results for the periods shown in the preceding table.
Selected Operating Costs
Selected operating costs, expressed as a percentage of sales, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007

Cost of sales	$669.9	$634.8	$1,958.3	$1,814.8
As a percentage of sales	91.1%	95.5%	89.1%	90.2%
Cost of Sales — These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. The decline in these costs on a percentage of sales basis reflects the realization of pricing initiatives and sales mix improvements to partially offset higher raw material costs and year over year differences in environmental remediation and plant related restructuring costs. In the third quarter and first nine months of 2008, we recorded $21.9 million and $26.2 million, respectively, of restructuring and environmental charges as compared to $46.6 million and $48.9 million of similar costs in the same periods for 2007.

Selling and Administrative — These costs include selling, technology, administrative functions and, corporate and general expenses. Selling and administrative costs increased $4.4 million, or 6.7%, for the three months ended September 30, 2008 compared to the same period in 2007. During the first nine months of 2008, selling and administrative costs increased $19.7 million, or 10.0%, as compared to the first nine months of 2007. The following table sets forth the components of the variance for the three and nine months ended September 30, 2008 as compared to the same periods in the prior year:

	Variances — Favorable (Unfavorable)
	Periods ended
	September 30, 2008 and 2007
(In millions)	Three Months	Nine Months
Selling and administrative
Employee separation and executive severance	$0.4	$(0.4)
Settlement of legal issues and related reserves	2.4	2.4
Impairment of intangibles and other investments	2.5	2.5
GLS selling and administrative	(4.3)	(13.3)
Increase in commercial, technical and operational excellence	(3.9)	(4.6)
Impact of foreign exchange	(1.5)	(6.3)

Total	$(4.4)	$(19.7)

Other Components of Income and Expense
Discussions of significant components of income and expense that are presented below the line “Operating income” in the Condensed Consolidated Statements of Operations are provided below.
Interest expense — The decreases in interest expense of $1.4 million and $12.8 million for the three-month and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 were due primarily to the repurchase of $241.4 million of our 10.625% senior notes due 2010 in 2007 and the related write-offs of unamortized deferred note issuance costs associated with these senior notes.

Other expense, net — The following table lists the major items included in other expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Currency exchange gain (loss)	$1.2	$(1.1)	$1.4	$(2.5)
Foreign exchange contracts (loss) gain	(0.4)	0.1	(0.9)	0.6
Discount on sale of trade receivables	(0.6)	(0.5)	(2.8)	(1.5)
Other loss	(0.2)	(0.3)	(0.4)	(1.1)

Other expense, net	$—	$(1.8)	$(2.7)	$(4.5)

Income tax expense — The effective income tax rates for the third quarter and first nine months of 2008 were 33.3% and 34.5%, respectively, compared to 105.3% and 110.3% for the same periods in 2007. The difference between the effective rates and statutory rate in 2008 is the impact of earnings in international jurisdictions with lower income tax rates and domestic losses. Included in the third quarter and first nine months of 2007 was a $31.5 million tax benefit resulting from the reversal of deferred tax liabilities recognized upon the sale of our 24% interest in OxyVinyls. Excluding the $31.5 million tax benefit, the effective tax rate for the third quarter and first nine months of 2007 were 32.4% and 34.9%, respectively. The remaining difference between the effective rates and statutory rate is the impact of earnings in international jurisdictions with lower income tax rates and domestic losses.
Segment Information:
Sales and Operating Income (Loss) — Three Months Ended September 30, 2008 compared with Three Months Ended September 30, 2007:

	Three Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change	% Change
Sales:
International Color and Engineered Materials	$153.7	$147.4	$6.3	4.3%
Specialty Engineered Materials	66.1	31.8	34.3	107.9%
Specialty Color, Additives and Inks	60.1	58.7	1.4	2.4%
Performance Products and Solutions	274.4	274.5	(0.1)	0.0%
PolyOne Distribution	214.7	185.8	28.9	15.6%
Corporate and eliminations	(33.9)	(33.4)	(0.5)	(1.5)%

	$735.1	$664.8	$70.3	10.6%

Operating income (loss):
International Color and Engineered Materials	$4.6	$6.5	$(1.9)	(29.2)%
Specialty Engineered Materials	5.0	—	5.0	NM
Specialty Color, Additives and Inks	4.7	3.2	1.5	46.9%
Performance Products and Solutions	5.3	12.6	(7.3)	(57.9)%
PolyOne Distribution	9.4	5.3	4.1	77.4%
Resin and Intermediates	9.6	11.2	(1.6)	(14.3)%
Corporate and eliminations	(37.3)	(62.4)	25.1	40.2%

	$1.3	$(23.6)	$24.9	105.5%

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	3.0%	4.4%	(1.4)% points
Specialty Engineered Materials	7.6%	0.0%	7.6% points
Specialty Color, Additives and Inks	7.8%	5.5%	2.3% points
Performance Products and Solutions	1.9%	4.6%	(2.7)% points
PolyOne Distribution	4.4%	2.9%	1.5% points
Total operating income as a percentage of sales	0.2%	(3.5)%	3.7% points

NM	— Not meaningful

A summary of Corporate and eliminations included in Operating income (loss) is as follows:

	Three Months Ended
	September 30,
(In millions)	2008	2007
Environmental remediation costs (a)	$(10.4)	$(30.0)
Employee separation and plant phaseout (b)	(11.6)	(1.5)
Reimbursement to Goodrich Corporation of environmental costs related to Calvert City (c)	—	(15.6)
Impairment of intangibles and other investments	—	(2.5)
Settlement of legal issues and related reserves	—	(2.4)
Write-down of certain assets of and investment in equity affiliate (d)	(4.7)	(1.6)
Share-based compensation	(0.7)	(1.0)
All other and eliminations	(9.9)	(7.8)

Total Corporate and eliminations	$(37.3)	$(62.4)

(a)	In the third quarter of 2007, our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s rulings on several motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which requires us to pay remediation costs related to the Calvert City facility.

(b)	During the third quarter of 2008, we announced that the restructuring of certain manufacturing assets, primarily in North America. See Note 10, “Employee Separation and Plant Phaseout,” for further information.

(c)	In the third quarter of 2007, we accrued $15.6 million to reimburse Goodrich Corporation for remediation costs paid on its behalf and certain legal costs related to the Calvert City facility.

(d)	In the third quarter of 2008 and 2007, we recorded $2.6 million and $1.6 million, respectively, related to our proportionate share of the write-down of certain assets by Geon Polimeros Andinos, our equity affiliate in Columbia. Also, in the third quarter of 2008, we recorded a $2.1 million charge related to an impairment of our investment in the equity affiliate.
International Color and Engineered Materials
Sales in the third quarter of 2008 increased $6.3 million, or 4.3%, due to favorable foreign exchange, which offset a slowdown in demand in both Europe and Asia. Foreign exchange increased sales $13.1 million. Volume was 10% lower in 2008 versus 2007. Asian sales were slightly down year to year due to softening demand for electrical and electronics products. Sales in Europe increased 5.7% driven by favorable foreign exchange, which offset softer demand in automotive, construction, packaging and textile end markets.
Operating income declined $1.9 million, or 29.2%, in the third quarter of 2008 compared to the third quarter of 2007. Slowing demand in Europe and Asia, as discussed above, negatively impacted the sales mix particularly in specialty color and electrical and electronics applications. Increasing raw material costs were offset with price increases. Foreign exchange had a $0.5 million favorable impact on operating income.
Specialty Engineered Materials
Sales increased $34.3 million, or 107.9%, in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to sales from GLS of $37.5 million. GLS continued to grow its mix of applications in the health care, consumer products and medical end markets. This increase in sales driven by GLS was offset by softness in demand for wire & cable compounds and general purpose compounds that go into the building and construction and automotive end markets in North America and Europe.
Operating income improved $5.0 million in the third quarter of 2008 as compared to the third quarter of 2007, primarily driven by the GLS acquisition. The non-acquired portion of the business continued to improve its mix through the capture of specialty applications and implementation of pricing initiatives to offset rising raw materials despite softening demand in the non-GLS portions of the business.
Specialty Color, Additives and Inks
Sales for the third quarter of 2008 increased $1.4 million, or 2.4%, from the third quarter of 2007 despite a 7% decline in volume. A more specialized sales mix and pricing initiatives that offset rising raw material costs drove the increase in sales.

Operating income in the third quarter of 2008 improved $1.5 million, or 46.9%. The combined effect of a more profitable sales mix, cost-down initiatives in operations and various margin improvement initiatives to restore profitability at low margin accounts offset lower demand year over year.
Performance Products and Solutions
Sales in the third quarter of 2008 were flat compared to the third quarter of 2007. Price increases necessary to offset rising raw material and higher energy costs offset a 15% decline in volume driven by the continued downturn in the North American residential building and construction market and generally softening demand in all end markets resulting from the broader downturn in the U.S. economy.
Operating income declined $7.3 million, or 57.9%, in the third quarter of 2008 versus the third quarter of 2007 as a result of the market dynamics described above and due to margin compression driven by rising raw material costs only partially being offset by higher pricing.
PolyOne Distribution
PolyOne Distribution sales grew $28.9 million, or 15.6%, in the third quarter of 2008 as compared to the third quarter of 2007. The combined impact of rising prices, continued growth in end markets, such as healthcare and consumer products, and the success of a national accounts program offset declines in building and construction and automotive end market. Sales gains were also realized due to supplier consolidation programs. Volume was down 1% in the third quarter of 2008.
Operating income increased $4.1 million, or 77.4%, in the third quarter of 2008 versus the third quarter of 2007, driven by a more profitable sales mix of engineering resin products and operational excellence programs to mitigate rising transportation and distribution costs, as well as the cumulative impact of various margin improvement programs to improve the profitability of low margin accounts.
Resin and Intermediates
Operating income declined $1.6 million, or 14.3%, in the third quarter of 2008 as compared to the third quarter of 2007. SunBelt earnings were $2.4 million lower in the third quarter of 2008 due to a 28% decline in demand for chlorine and caustic soda, offset by higher caustic prices. Chlorine demand continued to be lower as a result of weak downstream PVC resin market conditions primarily attributable to the continued downturn in the North American residential and construction market. In the third quarter of 2008, the combined effect of Hurricanes Gustav and Ike and the subsequent temporary shutdown and declaration of force majeure by Sunbelt negatively impacted Sunbelt’s shipments of chlorine and caustic soda.

Sales and Operating Income (Loss) — Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007:

	Nine Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change	% Change
Sales:
International Color and Engineered Materials	$491.0	$441.7	$49.3	11.2%
Specialty Engineered Materials	197.9	95.6	102.3	107.0%
Specialty Color, Additives and Inks	179.3	179.0	0.3	0.2%
Performance Products and Solutions	807.4	840.7	(33.3)	(4.0)%
PolyOne Distribution	624.0	560.3	63.7	11.4%
Corporate and eliminations	(102.7)	(105.9)	3.2	3.0%

	$2,196.9	$2,011.4	$185.5	9.2%

Operating income (loss):
International Color and Engineered Materials	$22.8	$20.3	$2.5	12.3%
Specialty Engineered Materials	11.1	(1.2)	12.3	NM
Specialty Color, Additives and Inks	11.0	5.7	5.3	93.0%
Performance Products and Solutions	18.9	53.2	(34.3)	(64.5)%
PolyOne Distribution	21.9	16.4	5.5	33.5%
Resin and Intermediates	24.2	27.5	(3.3)	(12.0)%
Corporate and eliminations	(64.5)	(106.6)	42.1	39.5%

	$45.4	$15.3	$30.1	196.7%

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	4.6%	4.6%	0.0% points
Specialty Engineered Materials	5.6%	(1.3)%	6.9% points
Specialty Color, Additives and Inks	6.1%	3.2%	2.9% points
Performance Products and Solutions	2.3%	6.3%	(4.0)% points
PolyOne Distribution	3.5%	2.9%	0.6% points
Total operating income as a percentage of sales	2.1%	0.8%	1.3% points

NM	— Not meaningful

A summary of Corporate and eliminations included in Operating income (loss) is as follows:

	Nine Months Ended
	September 30,
(In millions)	2008	2007
Environmental remediation costs (a)	$(14.3)	$(31.9)
Reimbursement to Goodrich Corporation of environmental costs related to Calvert City (b)	—	(15.6)
Impairment of OxyVinyls equity investment (c)	—	(15.9)
Employee separation and plant phaseout (d)	(13.1)	(2.2)
Share-based compensation (e)	(2.2)	(3.6)
Recognition of inventory step-up associated with GLS acquisition (f)	(1.6)	—
Settlement of legal issues and related reserves	—	(2.4)
Impairment of intangibles and other investments	—	(2.5)
Write-down of certain assets of and investment in equity affiliate (g)	(4.7)	(1.6)
All other and eliminations	(28.6)	(30.9)

Total Corporate and eliminations	$(64.5)	$(106.6)

(a)	In the third quarter of 2007, our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s rulings on several motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which requires us to pay remediation costs related to the Calvert City facility.

(b)	In the third quarter of 2007, we accrued $15.6 million to reimburse Goodrich Corporation for remediation costs paid on its behalf and certain legal costs related to the Calvert City facility.

(c)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be an other than temporary decline in value.

(d)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. See Note 10, “Employee Separation and Plant Phaseout,” for further information.

(e)	Share-based compensation expense recognized during the nine months ended September 30, 2007 reflected the adjustment of a long-term incentive program for the sale of OxyVinyls. In addition, the stock appreciation rights granted in 2007 and 2006 had shorter vesting periods than those granted in 2008.

(f)	Upon acquisition of GLS, GLS’s inventory was initially stepped up from cost to fair value. This difference was recognized with the first turn of inventory within Corporate and eliminations.

(g)	In the third quarter of 2008 and 2007, we recorded $2.6 million and $1.6 million, respectively, related to our proportionate share of the write-down of certain assets by Geon Polimeros Andinos, our equity affiliate in Columbia. Also, in the third quarter of 2008, we recorded a $2.1 million charge related to an impairment of our investment in the equity affiliate.
International Color and Engineered Materials
Sales in the first nine months of 2008 increased $49.3 million, or 11.2%, as compared to the first nine months of 2007. This increase was due mainly to the favorable impact from foreign exchange of $52.2 million and higher pricing which offset rising raw material costs. Combined, these factors offset a 3% decline in volume. Asian sales grew by 6.2%, driven by strong sales growth in our color and additives business and the favorable impact of foreign exchange. This business continued to demonstrate a growing and improved mix of specialty applications utilizing our liquid color and additives product technologies in packaging related applications. In the first nine months of 2008, demand for our products in Asia in the electrical and electronics markets softened due to a slowing of exports to North America. In Europe, sales increased 12.6% in the first nine months of 2008 compared to the same period in 2007, due to a $46.4 million favorable impact from foreign exchange. The favorable impact of foreign exchange offset a decline in volume in our engineered materials and colorants and additives product lines which was driven by a slowdown in demand in the automotive, packaging and construction markets.
Operating income increased $2.5 million, or 12.3%, in the first nine months of 2008 compared to the first nine months of 2007. This increase was primarily due to the favorable impact of foreign exchange of $2.5 million and improved margins from greater penetration of specialty applications in the packaging, wire and cable and automotive end markets. The combined impact of these dynamics offset a 3% decline in volume.
Specialty Engineered Materials
Sales increased $102.3 million, or 107.0%, in the first nine months of 2008 as compared to the first nine months of 2007 primarily due to $106.7 million of sales from GLS, which was acquired in January 2008. Sales were unfavorably impacted by the general slowdown in demand in North America, particularly in automotive related markets, the pruning of customer accounts in non-specialty applications and cost containment actions by certain customers who have in-house compounding capabilities.

Operating income was up $12.3 million in the first nine months of 2008 as compared to the first nine months of 2007, primarily driven by the GLS acquisition and an improved mix of specialty applications in our North American Engineered Materials business, which offset lower volume. Cost containment programs and pricing initiatives to mitigate rising raw material costs also contributed to the improvement in operating income.
Specialty Color, Additives and Inks
Sales in the first nine months of 2008 were slightly higher versus the same period in 2007 as pricing and an improved sales mix, based on more specialty applications, offset lower volumes and the pruning of lower margin business. Slowing demand in end markets related to automotive, packaging and general industrial applications resulted in a 8% decline in volumes.
Operating income increased $5.3 million, or 93.0%, in the first nine months of 2008 compared to the first nine months of 2007 due to a higher margin sales mix, the pruning of unprofitable business, targeted pricing actions to improve lower margin customer accounts and operational excellence initiatives to lower conversion costs.
Performance Products and Solutions
Sales declined $33.3 million, or 4.0%, in the first nine months of 2008 as compared to the same period in 2007. Price increases did not fully offset rising raw material costs and volume declined 17% primarily due to the continued downturn in demand in the North American residential building and construction and automotive markets.
Operating income for the first nine months of 2008 decreased $34.3 million, or 64.5%, as compared to the comparable period in 2007. This decrease was primarily due to the impact of the continued downturn in demand in the North American residential building and construction and automotive markets, and margin compression from higher raw material and energy costs that were not offset by price increases.
PolyOne Distribution
Sales grew $63.7 million, or 11.4%, in the first nine months of 2008 compared to the first nine months of 2007. Demand growth in health care and consumer product markets coupled with the benefits from our national accounts program to capture new customer accounts offset a decline in demand in automotive and building and construction end markets. Volume was essentially flat year over year.
Operating income improved $5.5 million, or 33.5%, in the first nine months of 2008 versus the first nine months of 2007. This increase in profitability was due to pricing initiatives that offset rising raw material and fuel costs, improved profitability of low margin customer accounts and various operational excellence initiatives that contained operating costs.
Resin and Intermediates
Operating income for the nine months ended September 30, 2008 decreased $3.3 million, or 12.0%, compared to the same period in 2007. In July 2007, we divested our 24% interest in OxyVinyls, which recorded earnings of $0.9 million for the first nine months of 2007. Also in the third quarter of 2008, the combined effect of Hurricanes Gustav and Ike and the resulting declaration of force majeure by OxyVinyls also negatively impacted Sunbelt’s shipments of chlorine and caustic soda.
SunBelt earnings were $3.8 million, or 12.4%, lower in the first nine months of 2008 compared to the first nine months of 2007 as chlorine and caustic soda demand declined due to continued weakness in downstream PVC resin market conditions primarily attributable to the downturn in North American residential building and construction markets. Caustic pricing was 40% higher in the first nine months of 2008 versus the comparable period in 2007, only partially offsetting the negative impact on earnings of lower chlorine demand and pricing.

Liquidity and Capital Resources
The following discussion focuses on material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2007) to the date of the most recent interim balance sheet (September 30, 2008).
Operating Activities — Our operations provided $17.0 million of cash in the first nine months of 2008, a decrease of $26.4 million from the same period in 2007, due primarily to a higher investment in working capital of $75.5 million versus 2007, driven by higher selling prices and increased inventory levels, only partially offset by increases in accounts payable.
Investing activities — Cash used by investing activities in the first nine months of 2008 was $180.9 million, a $398.9 million increase over the comparable period in 2007, due mainly to the purchase of GLS in January 2008. Included in the $29.6 million of capital expenditures is $4.5 million related to the upgrading of our enterprise resource planning system. The majority of the remainder of the expenditures was for upgrading and maintaining the capabilities of our manufacturing assets. Strategic and maintenance type projects accounted for more than 85% of the total spending.
Financing activities — Cash provided by financing activities in the first nine months of 2008 totaled $122.1 million, mainly the result of additional short- and long-term debt issued to fund the GLS acquisition.
As of September 30, 2008, we had existing facilities to access available capital resources (receivables sale facility, uncommitted short-term credit lines and senior unsecured notes and debentures) totaling $627.2 million. As of September 30, 2008, we had used $494.0 million of these facilities and $133.2 million was available to be drawn.
The following table summarizes our available and outstanding facilities at September 30, 2008:

(In millions)	Outstanding	Available
Long-term debt, including current maturities	$390.9	$—
Receivables sale facility	25.8	133.2
Short-term debt	77.3	—

	$494.0	$133.2

Short-term debt — On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011. Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed fee. On January 9, 2008, we borrowed $40.0 million under the agreement, which is included in short-term bank debt on the Condensed Consolidated Balance Sheet at September 30, 2008. On January 9, 2008, we entered into a floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants. As of September 30, 2008, we are in compliance with such covenants.
At September 30, 2008, $37.3 million of short-term notes were issued by certain of our European subsidiaries. This short-term debt has durations of less than one year, is renewable with the consent of both parties and is prepayable.
The weighted-average interest rate on total short-term borrowings was 7.2%, including the fixed rate interest rate swap discussed above, at September 30, 2008.
Long-Term Debt — At September 30, 2008, long-term debt totaled $390.9 million, with maturities ranging from 2008 to 2015. Current maturities of long-term debt at September 30, 2008 were $2.9 million.
In April 2008, we sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012. Net proceeds from the offering were used to reduce the amount of receivables previously sold under the receivables sale facility.

Guarantee and Agreement — We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., on June 6, 2006. Under this Guarantee and Agreement, we guarantee the treasury management and banking services provided to us and our subsidiaries, such as subsidiary borrowings, interest rate swaps, foreign currency forwards, letters of credit, credit card programs and bank overdrafts. This guarantee is secured by certain of our inventories located in the United States.
Receivables Sale Facility — The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the receivable sale facility was amended to include up to $25.0 million of Canadian receivables, which increased the facility size to $200.0 million. As of September 30, 2008, $133.2 million was available. The maximum proceeds that we may receive are limited to 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.8 million was used at September 30, 2008.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less.
Of the capital resource facilities available to us as of September 30, 2008, the portion of the receivables sale facility that was sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of September 30, 2008, we had sold $25.8 million of accounts receivable and had guaranteed $60.9 million of our SunBelt equity affiliate’s debt.
We expect that profitable operations in 2008 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2008 include net income, additional borrowings under existing or new loan agreements, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2008 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, debt retirements upon maturity, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be between $50 and $55 million in 2008, primarily to support strategic growth initiatives and manufacturing operations and to upgrade our ERP system.
Disruptions, uncertainty or volatility in the credit markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.
Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our receivables sale facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. For additional information regarding our accounting policies, see Note C, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
Goodwill and Other Intangible Assets with Indefinite Lives— As of September 30, 2008, we had $332.8 million of goodwill and $33.2 million of indefinite-lived other intangible assets that resulted from the acquisition of businesses. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform impairment tests of our goodwill and other intangible assets with indefinite lives at least once a year, and more frequently if an event or circumstance indicates that an impairment or decline in value may have occurred. We have performed our annual impairment testing of goodwill as of July 1 in each year since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” During the third quarter of 2008, the impairment assessment of goodwill was completed. To make this goodwill impairment assessment, we compare the fair value of each of our reporting units with that reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, these assets are considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.
During the third quarter of 2008, we recorded a non-cash impairment charge of $2.6 million related to our proportionate share of a write-down of goodwill of Geon Polimeros Andinos, an equity affiliate (owned 50%) and part of the Performance Products and Solutions operating segment. The impairment charge, included in Income from equity affiliates and minority interest on the Condensed Consolidated Statements of Operations and reflected on the line “Corporate and eliminations” in Note 14, “Segment Information,” mainly resulted from declines in current and projected operating results and cash flows of the equity affiliate. See Note 7, “Investment in Equity Affiliates,” for discussion of the impairment of the investment in Geon Polimeros Andinos during the third quarter of 2008.
As of September 30, 2008, no potential indicator of impairment exists, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed. Based upon this, we concluded that an interim assessment of goodwill as of September 30, 2008 was not required.
After completing our impairment testing as of July 1, 2008, we changed the timing of the annual impairment testing to be as of October 1 of each year. We adopted this change to assess the recorded values of goodwill and intangible assets not subject to amortization for potential impairment at a time more coincident with our strategic business planning process and closer to our fiscal year-end reporting date. This change has no effect on reported earnings for any period presented. See Note 3, “Goodwill and Other Intangible Assets,” and Note 19, “Accounting Change—Goodwill and Other Indefinite-Lived Intangible Assets,” of the Condensed Consolidated Financial Statements for further discussion.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs, and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to PolyOne’s specialization strategy, operational excellence initiatives, cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the possibility that the degradation in the North American residential construction market is more severe than anticipated;

•	the timing of plant closings in connection with the recently announced manufacturing realignment;

•	separation and severance amounts that differ from original estimates because of the timing of employee terminations;

•	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates because of the ultimate fair market value of such property, plant and equipment;

•	amounts required for capital expenditures at remaining locations changing based on the level of expenditures required to shift production capacity;

•	PolyOne’s ability to realize anticipated savings and operational benefits from its realigning of assets, including those related to closure of certain production facilities;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Interest rate exposure—We periodically enter into interest rate swap agreements that modify our exposure to interest rate risk by converting some of our floating-rate obligations to fixed rates. In connection with the $40.0 million borrowed under the revolving credit facility in January 2008, PolyOne entered into a $40.0 million floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. This derivative is not treated as a hedge and, as a result, is marked to market, with the resulting gain and loss recognized as interest expense in the Condensed Consolidated Statements of Operations. At September 30, 2008, this agreement had a fair value obligation of less than $0.1 million.

Foreign currency exposure—We enter into foreign currency exchange forward contracts with major financial institutions to reduce the effect of fluctuating exchange rates, primarily on foreign currency intercompany lending transactions. These contracts are not treated as hedges and, as a result, are market to market, with the resulting gains and losses recognized as other income or expense in the Condensed Consolidated Statements of Operations. Realized gains and losses on these contracts offset the foreign exchange gains and losses on the underlying transactions. At September 30, 2008, these agreements had a fair value of $1.1 million.
There have been no material changes in the market risk faced by PolyOne from December 31, 2007 to September 30, 2008.
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

Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During the quarter ended September 30, 2008, the Company upgraded its SAP enterprise resource planning system to the most current version of the new software 6.0. This upgrade was completed successfully and according to plan on August 18, 2008 with no material effect on internal control over financial reporting.
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common shares during the period indicated:

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid Per Share	Program	Program (1)
July 1 to July 31	—	$—	—	—
August 1 to August 31	227,300	8.08	227,300	9,772,700
September 1 to September 30	772,700	7.88	772,700	9,000,000

Total	1,000,000	$7.93	1,000,000

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of its common stock, in the open market or in privately negotiated transactions.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006

10.2+	Consulting Agreement between the Company and W. David Wilson, dated September 9, 2008

18.1	Letter regarding Change in Accounting Principles

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2008	POLYONE CORPORATION

/s/ Robert M. Patterson Robert M. Patterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006

10.2+	Consulting Agreement between the Company and W. David Wilson, dated September 9, 2008

18.1	Letter regarding Change in Accounting Principles

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants