Form 10-K
period 2008-12-31
POLYONE CORP
filed 2009-02-23
CIK 1122976

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2008, determined using a per share closing price on that date of $6.97, as quoted on the New York Stock Exchange, was $638,671,332.

The number of shares of common stock outstanding as of February 19, 2009 was 92,356,154.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2009 Annual Meeting of Shareholders.

POLYONE CORPORATION

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to PolyOne’s specialization strategy, operational excellence initiatives, cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the possibility that the degradation in the North American building and construction market is more severe than anticipated;

•	the timing of plant closings in connection with the recently announced manufacturing realignments;

•	separation and severance amounts that differ from original estimates because of the timing of employee terminations;

•	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates because of the ultimate fair market value of such property, plant and equipment;

•	amounts required for capital expenditures at remaining locations changing based on the level of expenditures required to shift production capacity;

•	our ability to realize anticipated savings and operational benefits from our realigning of assets, including those related to closure of certain production facilities;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

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

ITEM 1.	BUSINESS

Business Overview

We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty polyvinyl chloride (PVC) resins. We also have three equity investments: one in a manufacturer of caustic soda and chlorine; one in a manufacturer of PVC

2  POLYONE CORPORATION

compound products; and one in a formulator of polyurethane compounds. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.

We are incorporated in Ohio and our headquarters are in Avon Lake, Ohio. We employ approximately 4,400 people and have 46 manufacturing sites and 11 distribution facilities in North America, Europe and Asia, and joint ventures in North America and South America. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2008, we had sales of $2.7 billion, 37% of which were to customers outside the United States.

We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain processes to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that large chemical producers are increasingly outsourcing less-than-railcar business; polymer and additive producers need multiple channels to market; processors continue to outsource compounding; and international companies need suppliers with global reach. Our goal is to provide our customers with specialized material and service solutions through our global reach, product platforms, low-cost manufacturing operations, a fully integrated information technology network, broad market knowledge and raw material procurement leverage. Our end markets are primarily in the building and construction materials, wire and cable, transportation, durable goods, packaging, electrical and electronics, medical and telecommunications markets, as well as many industrial applications.

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

Thermoplastic resins are found in a number of end-use products and in a variety of markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, institutional products, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry, the largest consumer of plastics, requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the transportation industry, plastic has proved to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance. In the medical industry, plastics help save lives by safely providing a range of transparent and opaque thermoplastics that are used for a vast array of devices including blood and intravenous bags, medical tubing, masks, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, and electronic enclosures. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic

3  POLYONE CORPORATION

discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.

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

PolyOne Segments

We operate within six reportable segments: International Color and Engineered Materials; Specialty Engineered Materials; Specialty Color, Additives and Inks; Performance Products and Solutions; PolyOne Distribution; and Resin and Intermediates. For more information about our segments, see Note 17, Segment Information, to the accompanying consolidated financial statements.

International Color and Engineered Materials:

The International Color and Engineered Materials operating segment combines the strong regional heritage of our color and additive masterbatches and engineered materials operations to create global capabilities with plants, sales and service facilities located throughout Europe and Asia.

We operate 12 facilities in Europe (Belgium, France, Germany, Hungary, Poland, Spain, Sweden and Turkey) and six facilities in Asia (China, Singapore and Thailand).

Working in conjunction with our Specialty Color, Additives and Inks and Specialty Engineered Materials operating segments, we provide solutions that meet our international customers’ demands for both global and local manufacturing, service and technical support.

Our International Color and Engineered Materials segment had sales to external customers of $587.4 million, with operating income of $20.4 million, in 2008 and total assets of $341.2 million as of December 31, 2008.

Specialty Engineered Materials:

The Specialty Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications including those that currently employ traditional materials such as metal. Specialty Engineered Materials’ product portfolio, one of the broadest in our industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and biomaterial technologies.

With a depth of compounding expertise, we are able to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins that meet our customers’ unique performance requirements. Our product development and application reach is further enhanced by the capabilities of our North American Engineered Materials Solutions Center, which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities, which include a facility located in Avon Lake, Ohio, are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

This segment also includes the business of GLS, which we acquired in January 2008. GLS, which is headquartered in McHenry, Illinois, is a global developer of innovative TPE with facilities in North America, Europe and China, and offers the broadest range of soft-touch TPE materials in the industry.

Our Specialty Engineered Materials segment had total sales of $252.3 million, of which sales to external customers were $223.0 million, with operating income of $12.9 million, in 2008 and total assets of $215.8 million as of December 31, 2008.

Specialty Color, Additives and Inks:

The Specialty Color, Additives and Inks operating segment is a leading provider of specialized color and additive concentrates as well as inks and latexes.

Color and additive products include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. Our color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, our colorants help our customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement.

Our colorant and additives masterbatches are used in most plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in the packaging, transportation, consumer, outdoor decking, pipe and wire and cable markets. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.

This segment also provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Products include proprietary fabric screen-printing inks and latexes for

4  POLYONE CORPORATION

diversified markets that range from recreational and athletic apparel, construction and filtration to outdoor furniture and healthcare. In addition, we have a 50% interest in BayOne Urethane Systems, L.L.C. (BayOne), a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets.

Our Specialty Color, Additives and Inks segment had total sales of $228.6 million, of which sales to external customers were $225.8 million, with operating income of $13.5 million, in 2008 and total assets of $139.7 million as of December 31, 2008.

Performance Products and Solutions:

The Performance Products and Solutions operating segment is a global leader offering an array of products and services for vinyl coating, molding and extrusion processors. Our product offerings include: rigid, flexible and dry blend vinyl compounds; industry-leading dispersion, blending and specialty suspension grade vinyl resins; and specialty coating materials based largely on vinyl. These products are sold to a wide variety of manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services to the customer base utilizing these products to meet the ever changing needs of our multi-market customer base. These services include materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations and extruder screw design.

Much of the revenue and income for Performance Products and Solutions is generated in North America. However, production and sales in Asia and Europe constitute a minor but growing portion of this segment. In addition, we own 50% of a joint venture producing and marketing vinyl compounds in Latin America.

Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. We believe we are well-positioned to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.

This operating segment also includes Producer Services, which offers custom compounding services to resin producers and processors that design and develop their own compound and masterbatch recipes. Customers often require high quality, cost effective and confidential services. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our compounding expertise and multiple manufacturing platforms.

Our Performance Products and Solutions segment had total sales of $1,001.4 million, of which sales to external customers were $910.9 million, with operating income of $34.9 million, in 2008 and total assets of $321.8 million as of December 31, 2008.

PolyOne Distribution:

The PolyOne Distribution operating segment distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American market. These products are sold to over 5,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.

Our PolyOne Distribution segment had total sales of $796.7 million, of which sales to external customers were $791.6 million, with operating income of $28.1 million, in 2008 and total assets of $149.8 million as of December 31, 2008.

Resin and Intermediates:

This segment consists almost entirely of our 50% equity interest in SunBelt and our former 24% equity interest in OxyVinyls LP (OxyVinyls), through its disposition date of July 6, 2007. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls, a producer of PVC resins, vinyl chloride monomer (VCM), and chlorine and caustic soda, was a partnership with Occidental Chemical Corporation. In 2008, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, building and construction and consumer products industries. We report the results of our SunBelt joint venture under the equity method.

Our Resin and Intermediates segment had operating income of $28.6 million in 2008 and had total assets of $7.3 million as of December 31, 2008. We also received $29.5 million of cash from dividends and distributions from our Resin and Intermediates segment equity affiliates in 2008.

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

The distribution of polymer resin is also highly competitive. Speed, delivery, service, brand recognition, quality and price are the

5  POLYONE CORPORATION

principal factors affecting competition. We compete against other national independent resin distributors in North America, along with other regional distributors. Growth in the thermoplastic resin and compound distribution market is directly correlated with growth in the base polymer resins market.

We believe that the strength of our company name and reputation, the broad range of product offerings from our suppliers and our speed and responsiveness, coupled with the quality of products and flexibility of our distribution network, allow us to compete effectively.

Raw Materials

The primary raw materials used by our manufacturing operations are PVC resin, VCM, polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which we believe are in adequate supply. We have long-term supply contracts with OxyVinyls under which the majority of our PVC resin and all of our VCM is supplied. These contracts will expire in 2013, although they contain two five-year renewal provisions that are at our option. We believe these contracts should assure the availability of adequate amounts of PVC resin and VCM. We also believe that the pricing under these contracts provides PVC resins and VCM to us at a competitive cost. We also periodically obtain raw materials from foreign suppliers. See discussion of risks associated with raw material supply and costs in Item 1A. Risk Factors.

Patents and Trademarks

We own and maintain a large number of U.S. and foreign patents and trademarks that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years if all fees are paid, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks.

Seasonality and Backlog

Sales of our products and services are slightly seasonal as demand is generally slower in the first and fourth calendar quarters of the year. Because of the nature of our business, we do not believe that our backlog is a meaningful indicator of the level of our present or future business.

Working Capital Practices

The nature of our business does not require us to carry significant amounts of inventories to meet the delivery requirements for our products or services or assure ourselves of a continuous allotment of goods from suppliers. Our products are generally manufactured with a short turnaround time, and the scheduling of manufacturing activities from customer orders generally includes enough lead time to assure delivery of an adequate supply of raw materials. We offer payment terms to our customers that are competitive. We generally allow our customers to return merchandise if pre-agreed quality standards or specifications are not met; however, we employ quality assurance practices that seek to minimize customer returns. Our customer returns are immaterial.

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

Our investment in product research and development was $26.5 million in 2008, $21.6 million in 2007 and $20.3 million in 2006. In 2009, we expect our investment in research and development to increase moderately as we deploy greater resources to focus on material and service innovations.

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

Employees

As of February 1, 2009, we employed approximately 4,400 people. Approximately 83 employees were represented by labor unions under collective bargaining agreements that expire on July 31, 2010 (15 employees), October 31, 2010 (20 employees), November 30, 2010 (15 employees), January 31, 2011 (29 employees) and May 31, 2013 (four employees). We believe that relations with our employees are good, and we do not anticipate significant

6  POLYONE CORPORATION

operating issues to occur as a result of current negotiations or when we renegotiate collective bargaining agreements as they expire.

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

We maintain a disciplined environmental and occupational safety and health compliance program and conduct periodic internal and external regulatory audits at our facilities to identify and categorize potential environmental exposures, including compliance matters and any actions that may be required to address them. This effort can result in process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements.

We are strongly committed to safety as evidenced by our injury incidence rate of 1.09 per 100 full-time workers per year in 2008, an improvement from 1.14 in 2007. The 2007 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 6.4.

In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the Restrictions on the Use of Certain Hazardous Substances (RoHS) and the Consumer Product Safety Information Act of 2008, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.

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

During 2004, the U.S. Environmental Protection Agency (EPA) conducted multimedia audits at two of our facilities, pursuant to which certain fines and penalties have been asserted by the EPA. See Item 3., “Legal Proceedings”, for additional information.

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

Based on September 2007 court rulings (see Note 13, Commitments and Related-Party Information, to the accompanying consolidated financial statements) in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al. and a settlement agreement related to the former Goodrich Corporation (now owned by Westlake Vinyls, Inc.) Calvert City facility, we recorded a charge during 2007 of $15.6 million for past remediation costs payable to Goodrich Corporation. We also adjusted our environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in an additional charge of $28.8 million in 2007.

We incurred total environmental expenses of $14.6 million in 2008, $48.8 million in 2007 and $2.5 million in 2006. Our environmental expense in 2008 was driven by higher utility cost estimates necessary to support remediation. Our environmental expenses in 2007 were largely driven by the charges stemming from the aforementioned Calvert City settlement and subsequent reserve adjustment. Environmental expense is presented net of insurance recoveries of $1.5 million in 2008 and $8.1 million in 2006. There were no insurance recoveries in 2007. The insurance recoveries all related to inactive or formerly owned sites.

We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites we or our predecessors formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves as of December 31, 2008 on our accompanying consolidated balance sheet totaling $84.6 million to cover probable future environmental expenditures related to previously contaminated sites. This figure represents our best estimate of probable costs for remediation, based upon the information and technology currently available and our view of the most likely remedy.

7  POLYONE CORPORATION

Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2008. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed or additional information is obtained.

We expect cash paid for environmental remediation expenditures will be approximately $14 million in 2009.

International Operations

Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note 17, Segment Information, to the accompanying consolidated financial statements, which is incorporated by reference into this Item 1.

Where You Can Find Additional Information

Our principal executive offices are located at 33587 Walker Road, Avon Lake, Ohio 44012, and our telephone number is (440) 930-1000. We are subject to the information reporting requirements of the Exchange Act, and, in accordance with these requirements, we file annual, quarterly and other reports, proxy statements and other information with the SEC relating to our business, financial results and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC’s Public Reference Room and via the SEC’s website (see below for more information).

You may inspect a copy of the reports, proxy statements and other information we file with the SEC, without charge, at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, and you may obtain copies of the reports, proxy statements and other information we file with the SEC, from those offices for a fee. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are available to the public at the SEC’s website at http://www.sec.gov.

Our Internet address is www.polyone.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on our website (www.polyone.com, select Investors and then SEC Edgar filings) or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. These reports are also available on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The risks that are discussed below are not the only ones we face. If any of the following risks occur, our business, financial position, results of operations or cash flows could be negatively affected.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

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

If any of these factors occur, the demand for and supply of our products and services could suffer, which would adversely affect our financial position, results of operations and cash flows.

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

8  POLYONE CORPORATION

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

Extensive environmental, health and safety laws and regulations impact our operations and assets, and compliance with these regulations could adversely affect our financial position, results of operations or cash flows.

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

Also, federal and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. We have been notified by federal and state environmental agencies and private parties that we may be a potentially responsible party in connection with certain sites. We may incur substantial costs for some of these sites. It is possible that we will be identified as a potentially responsible party at more sites in the future, which could result in our being assessed substantial investigation or cleanup costs.

We may also incur additional costs and liabilities as a result of increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those that restrict the use of lead and phthalates under the Restriction on the Use of Certain Hazardous Substances (RoHS) and the Consumer Product Safety Information Act of 2008.

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

We accrue costs for environmental matters that have been identified when it is probable that these costs will be required and when they can be reasonably estimated. However, accruals for estimated costs, including, among other things, the ranges associated with our accruals for future environmental compliance and remediation, may be too low or we may not be able to quantify the potential costs. We may be subject to additional environmental liabilities or potential liabilities that have not been identified. We expect that we will continue to be subject to increasingly stringent environmental, health and safety laws and regulations. We anticipate that compliance with these laws and regulations will continue to require capital expenditures and operating costs, which could adversely affect our financial position, results of operations or cash flows.

Because our operations are conducted worldwide, they are inherently affected by risk.

As noted above in Item 1. “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe and Asia) was 37% in 2008, 37% in 2007 and 34% in 2006 of our total revenue during these periods. Long-lived assets of our foreign operations represented 31% in 2008, 34% in 2007 and 32% in 2006 of our total long-lived assets.

International operations are subject to risks, which include, but are not limited to, the following:

•	changes in local government regulations and policies, including, but not limited to foreign currency exchange controls or monetary policy; repatriation of earnings; expropriation of property; duty or tariff restrictions; investment limitations; and tax policies;

9  POLYONE CORPORATION

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Any of these risks could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial position, results of operations or cash flows. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations that we may be subject to. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

We engage in acquisitions and joint ventures, and may encounter unexpected difficulties identifying, pricing or integrating those businesses.

Attainment of our strategic plan objectives may require, in part, strategic acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology that accelerates our specialization strategy, or both. Success will depend on our ability to identify, price and complete these transactions or arrangements, and integrate the businesses acquired in these transactions as well as develop satisfactory working arrangements with our strategic partners in the joint ventures. Unexpected difficulties in completing and integrating acquisitions with our existing operations and in managing strategic investments could occur. Furthermore, we may not realize the degree, or timing, of benefits initially anticipated, which could adversely affect our business, financial position, results of operations or cash flows.

Our results of operations may be adversely affected by the results of operations of SunBelt.

SunBelt is our largest equity investment. The earnings of this partnership may be significantly affected by changes in the commodity cycle for hydrocarbon feedstocks and for chlor-alkali products. If the profitability of SunBelt is adversely affected, we may receive less cash distributions from the partnership or we may be required to make cash contributions to the partnership, either of which could adversely affect our financial position, results of operations or cash flows.

Natural gas, electricity, fuel and raw material costs, and other external factors beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause wide fluctuations in our margins.

The cost of our natural gas, electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs, and energy costs, in particular electricity and fuel, represent a component of the costs to manufacture building products. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, we have been unsuccessful in doing so in some circumstances in the past and there can be no reassurance that we can do so in the future.

Additionally, our products used in housing, transportation and building and construction markets are impacted by changes in North American demand in these sectors, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, legislative actions and consumer confidence. These factors can lower the demand for and pricing of our products, which could cause our net sales and net income to decrease.

10  POLYONE CORPORATION

We face competition from other polymer and chemical companies, which could adversely affect our sales, results of operations or cash flows.

We actively compete with companies that produce the same or similar products, and in some instances with companies that produce different products that are designed for the same end uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.

We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our financial position, results of operations or cash flows.

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

We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become ineffective, which could adversely affect our financial position, results of operations or cash flows.

Our business depends upon good relations with our employees.

We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. About 2% of our employees are represented by, or are in negotiations to be represented by, labor unions. In addition, problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us. If we cannot successfully negotiate or renegotiate collective bargaining agreements or if the negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage. Any work stoppage could have a material adverse effect in the productivity and profitability of a manufacturing facility or in our operations as a whole.

Adverse credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Disruptions, uncertainty or volatility in the credit markets may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

The current global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business and operating results.

The current global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels.

Also, availability under our receivable sales facility may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under the receivable sales facility is based on the amount of receivables that meet the eligibility criteria of the receivable sales facility. As receivable losses increase or credit quality deteriorates, the amount of eligible receivables declines and, in turn, lowers the availability under the facility.

These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore,

11  POLYONE CORPORATION

prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

We completed the annual impairment review required by Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, as of October 1, 2008 and determined that there was no impairment. However, on February 5, 2009, our management determined that a non-cash goodwill impairment charge of $170.0 million related to our Geon Compounds and Specialty Coatings businesses within the Performance Products and Solutions segment would be required in the fourth quarter of 2008. This charge is preliminary based on management’s best estimates. Management expects to revise this charge during the first quarter 2009 after completing a formal step-two test. As of December 31, 2008, after the impact of the $170.0 million impairment charge, we had goodwill remaining of $163.9 million.

The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require us to perform another valuation analysis, as required under FASB Statement No. 142, for some or all of our reporting units prior to the next required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill, which could adversely impact our results of operations.

Low investment performance by our pension plan assets may require us to increase our pension liability and expense, which may require us to fund a portion of our pension obligations and divert funds from other potential uses.

We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. As of December 31, 2008, for pension accounting purposes, we assumed an 8.5% rate of return on pension assets.

Lower investment performance of our pension plan assets resulting from a decline in the stock market could significantly increase the deficit position of our plans. Should the assets earn an average return less than 8.5% over time, it is likely that future pension expenses would increase.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would reduce the future pension expense and, conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $10.6 million to our pension plans in 2009.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations, diverting funds we would otherwise apply to other uses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding or unresolved comments from the staff of the SEC.

12  POLYONE CORPORATION

ITEM 2.	PROPERTIES

As of February 1, 2009, we operated facilities in the United States and internationally. Our corporate office is located in Avon Lake, Ohio. We employ approximately 4,400 people and have 46 manufacturing sites and 11 distribution facilities in North America, Europe, and Asia, and joint ventures in North America and South America. We own substantially all of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and	International Color and	Specialty Color, Additives
Solutions	Engineered Materials	and Inks	PolyOne Distribution

Long Beach, California	Assesse, Belgium	Glendale, Arizona	Livermore, California
Kennesaw, Georgia	Pudong (Shanghai), China	Kennesaw, Georgia(1)	Rancho Cucamonga, California
Henry, Illinois	Shenzhen, China	Suwanee, Georgia(3)	Denver, Colorado
Terre Haute, Indiana	Suzhou, China	Elk Grove Village, Illinois	Ayer, Massachusetts
Louisville, Kentucky	Tianjin, China(3)	St. Louis, Missouri	Chesterfield Township, Michigan
Sullivan, Missouri	Cergy, France	Massillon, Ohio	Eagan, Minnesota
Pedricktown, New Jersey	Tossiat, France	Norwalk, Ohio	Statesville, North Carolina
Avon Lake, Ohio	Bendorf, Germany	Lehigh, Pennsylvania	Massillon, Ohio
North Baltimore, Ohio	Gaggenau, Germany	Vonore, Tennessee	La Porte, Texas
Clinton, Tennessee	Melle, Germany	Shenzhen, China(1)	Fife, Washington
Dyersburg, Tennessee	Gyor, Hungary	Widnes, England(1)	Mississauga, Ontario, Canada
Pasadena, Texas	Kutno, Poland	Toluca, Mexico	(11 distribution facilities)
Seabrook, Texas	Jurong, Singapore	(8 manufacturing plants)
Niagara Falls, Ontario,	Barbastro, Spain
Canada(4)	Pamplona, Spain	Specialty	Resin and Intermediates
Orangeville, Ontario, Canada	Angered, Sweden	Engineered Materials	SunBelt joint venture —
St. Remi de Napierville,	Bangkok, Thailand	McHenry, Illinois	McIntosh, Alabama(2)
Quebec, Canada	Istanbul, Turkey	Avon Lake, Ohio
Dongguan, China	(17 manufacturing plants)	Dyersburg, Tennessee(1)
Shenzhen, China(1)		Seabrook, Texas(1)
Geon Polimeros joint venture —		Suzhou, China
Cartagena, Columbia(2)		Gaggenau, Germany(1)
Widnes, England		Jurong, Singapore(1)
(18 manufacturing plants)		Barbastro, Spain (1)
(3 manufacturing plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	Facility is shared as part of a joint venture, not included in manufacturing plants total.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	As part of the restructuring actions announced in January 2009, the Niagara, Ontario facility will be closed during 2009.

ITEM 3.	LEGAL PROCEEDINGS

During 2004, the U.S. Environmental Protection Agency (EPA) conducted multimedia inspections at our polyvinyl chloride manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. In December 2007, the EPA met with the Company for the first time since those inspections to discuss possible violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at each of the Henry, Illinois and Pedricktown, New Jersey facilities. Discussions between representatives for the Company and EPA occurred in 2008, during which we provided additional information as well as our position regarding the compliance status of the facilities. In January 2009, we received a letter from the EPA proposing a resolution of any violations identified as a result of the 2004 inspection that would include our payment of a penalty in the amount of $1.3 million. We plan to continue discussions with the EPA seeking to resolve any possible violations on a mutually agreed basis.

In addition to the matters regarding the environment described above and in Item 1. under the heading “Environmental, Health and Safety,” we are involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters that seek remedies or damages. We believe that the probability is remote that losses in excess of the amounts we have accrued could be materially adverse to our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person

13  POLYONE CORPORATION

currently serving as an executive officer of our company, his age as of February 23, 2009 and his current position with our company:

Name	Age	Position

Stephen D. Newlin	56	Chairman, President and Chief Executive Officer
Robert M. Patterson	36	Senior Vice President and Chief Financial Officer
Bernard P. Baert	59	Senior Vice President and General Manager, Color and Engineered Materials, Europe and Asia
Michael E. Kahler	51	Senior Vice President, Commercial Development
Thomas J. Kedrowski	50	Senior Vice President, Supply Chain and Operations
Michael L. Rademacher	58	Senior Vice President and General Manager, Distribution
Robert M. Rosenau	54	Senior Vice President and General Manager, Performance Products and Solutions
Kenneth M. Smith	54	Senior Vice President, Chief Information and Human Resources Officer

Stephen D. Newlin: Chairman, President and Chief Executive Officer, February 2006 to date. President — Industrial Sector of Ecolab Inc. (a global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from 1998 to 2001 and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Boards of Directors of Black Hills Corporation and The Valspar Corporation.

Robert M. Patterson: Senior Vice President and Chief Financial Officer, May 2008 to date. Vice President and Treasurer of Novelis, Inc. (an aluminum rolled products manufacturer) from 2007 to May 2008. Vice President, Controller and Chief Accounting Officer of Novelis from 2006 to 2007. Mr. Patterson served as Vice President and Segment Chief Financial Officer, Thermal and Flow Technology Segments of SPX Corporation (a multi-industry manufacturer and developer) from 2005 to 2006 and as Vice President and Chief Financial Officer, Cooling Technologies and Services of SPX from 2004 to 2005. Mr. Patterson served as Vice President and Chief Financial Officer of Marley Cooling Tower Company, a cooling tower manufacturer and subsidiary of SPX, from 2002 to 2004.

Bernard P. Baert: Senior Vice President and General Manager, Color and Engineered Materials, Europe and Asia, May 2006 to date. Vice President and General Manager, Colors and Engineered Materials, Europe and Asia, September 2000, upon formation of PolyOne, to April 2006. General Manager, Color Europe, M.A. Hanna Company, 1997 to August 2000.

Michael E. Kahler: Senior Vice President, Commercial Development, May 2006 to date. President, Process Technology Division, Alfa Laval Inc. (a global provider of heat transfer, separation and fluid handling products and engineering solutions) from January 2004 to March 2006. Group Vice President, Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from December 1999 to October 2002.

Thomas J. Kedrowski: Senior Vice President, Supply Chain and Operations, September 2007 to date. Vice President of Strategy and Process Improvement, H.B. Fuller Company (a global manufacturer and marketer of adhesives and specialty chemical products) from November 2005 to April 2007. Vice President of Global Operations, H.B. Fuller Company from February 2002 to November 2005.

Michael L. Rademacher: Senior Vice President and General Manager, Distribution, May 2006 to date. Vice President and General Manager, PolyOne Distribution, September 2000, upon formation of PolyOne, to April 2006. Senior Vice President — Plastics Americas, M.A. Hanna Company, January 2000 to August 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.

Robert M. Rosenau: Senior Vice President and General Manager, Performance Products and Solutions, June 2008 to date, Senior Vice President and General Manager, Vinyl Business, May 2006 to June 2008. Vice President and General Manager, Vinyl Compounds, January 2003 to April 2006. General Manager, Extrusion Products, September 2000 to December 2002. General Manager, Custom Profile Compounds, The Geon Company, April 1998 to August 2000.

Kenneth M. Smith: Senior Vice President, Chief Information and Human Resources Officer, May 2006 to date. Chief Human Resources Officer, January 2003 to date, and Vice President and Chief Information Officer, September 2000, upon formation of PolyOne, to April 2006. Vice President, Information Technology, The Geon Company, May 1999 to August 2000, and Chief Information Officer, August 1997 to May 1999.

14  POLYONE CORPORATION

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sale prices for our common stock, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2008 Quarters				2007 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Common stock price:
High	$6.39	$8.57	$8.23	$7.15	$8.60	$9.29	$7.59	$7.76
Low	$2.33	$6.26	$6.30	$5.11	$5.93	$6.93	$6.14	$5.99

As of February 19, 2009, there were 2,606 holders of record of our common stock.

Effective with the first quarter of 2003, we suspended payment of our quarterly dividend. Future declarations of dividends on common stock are at the discretion of the Board of Directors, and the declaration of any dividends will depend on, among other things, earnings, capital requirements and our financial position, results of operations and cash flows. The Board of Directors has not declared any dividends on common stock since 2003. Additionally, the agreements that govern our receivables sale facility contain restrictions that could limit our ability to pay future dividends.

The table below sets forth information regarding repurchases of our common shares during the fourth quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program(1)

October 1 to October 31	—	$—	—	9,000,000
November 1 to November 30	250,000	3.86	250,000	8,750,000
December 1 to December 31	—	—	—	8,750,000

Total	250,000	$3.86	250,000

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

You should refer to Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition, results of operations or cash flows.

(In millions, except per share data)	2008	2007	2006	2005	2004

Sales	$2,738.7	$2,642.7	$2,622.4	$2,450.6	$2,267.7
Operating (loss) income	$(129.3)	$33.9	$190.6	$141.3	$129.1
(Loss) income before discontinued operations	$(272.9)	$11.4	$125.6	$63.2	$28.3
Discontinued operations	—	—	(2.7)	(15.3)	(4.1)

Net income (loss)	$(272.9)	$11.4	$122.9	$47.9	$24.2

Basic and diluted (loss) earnings per common share:
Before discontinued operations	$(2.94)	$0.12	$1.36	$0.69	$0.31
Discontinued operations	—	—	(0.03)	(0.17)	(0.05)

Basic and diluted (loss) earnings per common share	$(2.94)	$0.12	$1.33	$0.52	$0.26

Dividends per common share	$—	$—	$—	$—	$—

Total assets	$1,277.7	$1,583.0	$1,780.8	$1,695.3	$1,753.1
Long-term debt, net of current portion	$408.3	$308.0	$567.7	$638.7	$640.5

15  POLYONE CORPORATION

In February 2006, we sold 82% of our Engineered Films business. This business was previously reported as discontinued operations and is recognized as such in our historical results. The retained ownership of 18% is reported on the cost method of accounting and is recognized in our accompanying consolidated financial statements as such.

In August 2004, we sold our Elastomers and Performance Additives business. This business was previously reported as a discontinued operation and is recognized as such in our historical results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. MD&A includes the following sections:

•	Our Business

•	Business Model and Key Concepts

•	Key Challenges

•	Strategy and Key Trends

•	Recent Developments

•	Highlights and Executive Summary

•	Outlook Update

•	Results of Operations — an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements

•	Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•	Off-Balance Sheet Arrangements — a discussion of such commitments and arrangements

•	Contractual Obligations — a summary of our aggregate contractual obligations

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require significant judgments and estimates

•	New Accounting Pronouncements — a summary and discussion of our plans for the adoption of new accounting standards relevant to us

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K particularly in “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors.”

Our Business

We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. We also have three equity investments: one in a manufacturer of caustic soda and chlorine; one in a manufacturer of PVC compound products; and one in a formulator of polyurethane compounds. Headquartered in Avon Lake, Ohio, with 2008 sales of $2.7 billion, we have manufacturing sites and distribution facilities in North America, Europe and Asia and joint ventures in North America and South America. We currently employ approximately 4,400 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).

Business Model and Key Concepts

The central focus of our business model is to provide specialized material and service solutions to our customers by leveraging our global footprint, product and technology breadth, manufacturing expertise, fully integrated information technology network, broad market reach and raw material procurement strength. These resources enable us to capitalize on dynamic changes in the end markets we serve, which include appliances, building and construction materials, electrical and electronics, healthcare, industrial, packaging, transportation, and wire and cable markets.

Key Challenges

Overall, our business faces a number of issues resulting from the continued economic downturn, especially as it relates to critically affected markets such as building and construction and transportation. Improving profitability during periods of raw material price volatility is another critical challenge. Further, we need to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions inherent in the Restrictions on the use of Certain Hazardous Substances (RoHS) and the Consumer Product Safety Information Act of 2008.

16  POLYONE CORPORATION

Strategy and Key Trends

To address these challenges and achieve our vision, we have implemented a strategy with four core components: specialization, globalization, operational excellence and commercial excellence. Specialization differentiates us through products, services, technology, and solutions that add value. Globalization takes us into growth markets to service our customers with consistency wherever their operations might be. Operational excellence empowers us to respond to the voice of the customer while focusing on continuous improvement. Commercial excellence enables us to deliver value to customers by supporting their growth and profitability.

In the short-term, we are increasing our focus on improving working capital, preserving liquidity and increasing cash flow. In addition to continuing to drive margin improvement, we have established working capital improvement targets for all businesses. In 2009, most of our capital expenditures will be focused on maintenance spending plus implementing the two restructuring initiatives previously announced and short payback projects of about a year or less. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation but do not adversely impact our liquidity.

Our other areas of focus are cost reductions, capacity reductions and ensuring we have right sized the business for current projected demand. The two restructuring initiatives we have announced underscore this focus. We are also deploying an enterprise-wide Lean Six Sigma program directed at improving profitability and cash flow by applying proven management techniques and strategies to key areas of the business, such as pricing, supply chain and operations management, productivity and quality.

Long term trends that currently provide opportunities to leverage our strategy include the drive toward sustainability in polymers and their processing, the emergence of biodegradable and bio-based polymers, consumer concern over the use of bisphenol-A (BPA) in infant-care products and developing legislation that bans lead and certain phthalates from toys and child-care items.

Recent Developments

Pension plan changes

On January 15, 2009, the Chair of our Compensation and Governance Committee, pursuant to authority delegated to him by our Board of Directors, approved and adopted changes to the Geon Pension Plan (Geon Plan), the Benefit Restoration Plan (BRP), the voluntary retirement savings plan (RSP) and the Supplemental Retirement Benefit Plan (SRP). Effective March 20, 2009, the amendments to the Geon Plan and the BRP permanently freeze future benefit accruals and provide that participants will not receive credit under the Geon Plan or the BRP for any eligible earnings paid on or after that date. All accrued benefits under the Geon Plan and the BRP will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Geon Plan and the BRP. The amendments to the RSP and SRP provide that transition contributions under the RSP and the SRP will be eliminated after March 20, 2009. These actions are expected to reduce our 2009 annual benefit expense by $3.7 million and future pension fund contribution requirements by $20 million.

Restructuring initiatives and facility closures

In July 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. We are closing certain production facilities, including seven in North America and one in the United Kingdom, resulting in a net reduction of approximately 150 positions. The production facilities’ closings are part of our focus on both the operational excellence and specialization component of our transformation strategy. This realignment improves the competitiveness of our operations and supply chain across many product lines and businesses, consistent with current and anticipated customer requirements. We expect to incur one-time pre-tax charges of approximately $28 million related to these actions, of which $20.0 million has been recorded during 2008. In total, these one-time charges will include cash costs of approximately $15 million related to severance and site closure costs with the remaining $13 million of non-cash costs related to asset write-downs and accelerated depreciation, of which $10.0 million has been recorded during 2008. We expect these actions will deliver pre-tax savings of approximately $17 million on an annualized run-rate basis.

In January 2009, we announced that we will enact further cost saving measures that include eliminating approximately 370 jobs worldwide, implementing reduced work schedules for another 100 to 300 employees, closing our Niagara, Ontario facility and idling certain other capacity. Additionally, we are planning other actions that include freezing corporate officer salaries throughout 2009. We expect to incur one-time pre-tax charges of approximately $45 million related to these actions, of which $18.3 million has been recorded during the fourth quarter of 2008. In total, these one-time charges include cash costs of approximately $35 million related to severance and site closure costs with the remaining $10 million of non-cash costs related to asset write-downs and accelerated depreciation. We expect these actions will deliver pre-tax savings of approximately $40 million on an annualized run-rate basis.

See Note 4, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for more detailed information related to these restructuring actions.

New Banking Relationship

In November 2008, we began transitioning various treasury management services from Citicorp USA to Bank of America. Implementation of new services is expected to be completed in March 2009. Services being transitioned to Bank of America include a corporate credit card program, foreign exchange hedging, operation of a European cash pool, and administration of our international finance subsidiary.

17  POLYONE CORPORATION

Share repurchases

In August 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

During 2008, we repurchased 1.25 million shares of common stock under this program at an average price of $7.12 per common share for approximately $8.9 million. There are 8.75 million shares available for repurchase under the program at December 31, 2008.

Formation of PolyOne companies in Japan and India

In July 2008, we formed PolyOne Japan Kabushiki Kaisha (PolyOne Japan Ltd.). The new company, which includes an office in Tokyo staffed with a business development manager for Japan, is focused on gaining specification with Japanese original equipment manufacturers (OEMs) and importing products for use by Japanese polymer processors. During the same month, we established PolyOne Polymers India Pvt. Ltd. to import, manufacture and sell PolyOne products in India and neighboring markets from new production and lab facilities located in Mumbai. This company provides us with strategic regional access to many large OEMs and polymer processors.

Purchase of GLS business

In January 2008, we acquired 100% of the outstanding capital stock of GLS, the leading North American provider of TPE compounds for consumer, packaging and medical applications for a cash purchase price of $148.9 million including acquisition costs and net of cash received. The acquisition complements our global Engineered Materials business portfolio and accelerates our shift to specialization by combining GLS’s specialty TPE technology, compounding expertise and brands with our extensive global infrastructure and commercial presence.

Development agreements signed

Several agreements with technology partners were signed in 2008. We established a market development agreement with Eastman Chemical Company designating PolyOne as the exclusive compounder of filled systems with Eastman’s new-generation TritanTM copolyester in North America. We can now combine Eastman TritanTM copolyester with performance-enhancing additives to develop fully compounded systems that offer a BPA-free alternative to polycarbonate. We began a formal collaboration agreement with Archer Daniels Midland to help develop bio-based plasticizers for use in polymer formulations, which builds on our earlier license agreement with Battelle concerning bio-plasticizer technology. Our TPE business completed an agreement with The Dow Chemical Company to compound thermoplastic elastomer materials based on Dow’s Infuse OBC Olefin Block Copolymers.

Sustainability strategy defined

During 2008, we issued our Sustainability Promise and No Surprises PledgeSM to assure customers that we are dedicated to solutions that are environmentally responsible. To further support this sustainability commitment, we defined a set of standards from which we established a family of products and services branded “PolyOne Sustainable Solutions.” These brands meet criteria for renewability, recyclability, reusability, eco-conscious composition and resource efficiency. In September 2008, we received the Frost & Sullivan Green Excellence of the Year Award for our work in sustainability.

Highlights and Executive Summary

2008 proved to be a volatile year for our company. The year began with a sense that the U.S. housing market would reach a bottom in late 2008 or early 2009 with the United States entering a mild recession, and Europe and Asia experiencing only a moderate economic slowdown. During the first half of the year, raw material and energy costs rapidly escalated and in mid-summer oil approached a high of nearly $150 per barrel. In July 2008, we announced a manufacturing realignment to reduce capacity and headcount, primarily in North America. Around the same time, we saw the first signs of weakness in Europe. In September, credit markets came to a stand still as the U.S. government searched for a solution to the banking crisis. The financial markets reacted unfavorably to all of this news and sent equity markets to lows not seen since 2003. With this global economic backdrop, our customers immediately reduced demand. In the fourth quarter of 2008, our year-over-year sales declined $89.5 million, or 14.2%. Volume declined 24%. Lower raw material costs offered some relief but were not enough to offset the significant declines in demand. Fourth quarter 2008 operating income was a loss of $174.7 million which included a $170 million goodwill impairment charge and a portion of the pre-tax costs of a second restructuring initiative announced in January 2009, of which $18.3 million was recorded in the fourth quarter. In the fourth quarter of 2008, we increased valuation allowances against our deferred tax assets by $166.7 million. The non-cash charge to income tax expense consists of $104.5 million related to U.S. federal and state and local deferred tax assets and $1.4 million related to foreign deferred tax assets. $60.8 million related to pension and post-retirement health care liabilities was recorded as a reduction of accumulated other comprehensive income.

Despite the challenging economic conditions, 2008 was a year of continuing progress in the transformation of PolyOne. Significant declines in demand required us to take aggressive actions that we had not planned at the outset of 2008, however, the benefits of such actions will be significant in terms of their positive impact on our future profitability and attainment of our transformation goals.

Selected financial data, a discussion of the aforementioned impact of these events on PolyOne, and a comparative review of performance in 2008 and 2007 versus prior years are provided below. An outlook update is provided thereafter.

18  POLYONE CORPORATION

Selected Financial Data

(In millions)	2008	2007	2006

Sales	$2,738.7	$2,642.7	$2,622.4
Operating income	$(129.3)	$33.9	$190.6
Net income (loss)	$(272.9)	$11.4	$122.9

Cash and cash equivalents	$44.3	$79.4	$66.2
Accounts Receivable Availability	121.4	151.2	111.5

Liquidity	$165.7	$230.6	$177.7

Debt, short- and long-term	$434.3	$336.7	$595.4

2008 vs. 2007

Aggregate sales increased $96.0 million, or 3.6%, in 2008 as compared to 2007. The acquisition of GLS, favorable impact from foreign exchange and higher prices driven by an improved sales mix and the result of offsetting rising raw material and energy costs helped counterbalance the adverse impact of lower volume driven by a significant slowing in global economic activity in the late third quarter and the fourth quarter of 2008. This turndown in economic activity and the underlying financial credit crisis that precipitated it had a significant negative impact on our businesses, particularly the Performance Products and Solutions segment. The International Color and Engineered Materials business, while benefiting from favorable foreign exchange rates, saw demand contract in the third quarter and then more dramatically in the fourth quarter of 2008 as the economies in Europe and Asia slowed and declining exports from Asia offset any sales increase during the prior quarters in 2008.

Operating income declined by $163.2 million driven by a $170 million goodwill impairment charge taken in the fourth quarter of 2008, $39.7 million of restructuring charges, and year-over-year declines in Performance Products and Solutions and International Color and Engineered Materials segment operating income. The acquisition of GLS, margin and mix improvements and the impact from foreign exchange were favorable items that partially offset the overall decrease.

The $284.3 million decline in net income was due to the items described previously and the recording of a $105.9 million tax valuation allowance. See Note 15, Income Taxes, in the accompanying consolidated financial statements for a more detailed discussion.

Liquidity declined $64.9 million due to a lower available pool of receivables to borrow against and a year-over-year decline in cash and cash equivalents driven by a higher investment in working capital, pension funding, and lower dividends from our equity affiliates. The increase in total debt resulted from the financing activities necessary to support the acquisition of GLS.

2007 vs. 2006

Aggregate sales increased $20.3 million, or 0.8%, in 2007 compared to 2006. This increase was primarily due to sales growth in Asia, higher prices necessary to offset increased raw material and energy costs, and the impact of favorable exchange rates. Offsetting these favorable items was an 8.3% and 6.8% decline in sales in our Specialty Color, Additives and Inks, and Performance Products and Solutions segments, respectively. These declines were due mainly to the pruning of unprofitable business and the slowdown in the North American building and construction market. Operating income declined 82.2% as a result of the impact of the slowdown in the North American building and construction and margin compression in our Performance Products and Solutions and Resin and Intermediates segments. In 2007, we also recorded environmental remediation and impairment charges and legal settlements of $68.3 million as compared to a benefit of $20.6 million of similar items in 2006. The $52.9 million increase in liquidity was driven by a larger eligible pool of receivables for securitization and an increase in cash and cash equivalents due to a year-over-year improvement in working capital of $70.5 million, a favorable foreign exchange impact of $6.6 million on cash, and the sales of assets. The year-over-year decline in debt was primarily due to the repurchase of $241.4 million aggregate principal amount of our 10.625% senior notes due 2010 at a premium of $12.8 million. This repurchase transaction was financed by the sale of our 24% ownership interest in OxyVinyls in the third quarter of 2007.

Outlook Update

It appears that 2009 will be a challenging year as we project sales will fall below 2008 levels. We expect continued economic weakness in the near term and accordingly we have taken actions to reduce capacity and costs. In July of 2008 we announced our manufacturing realignment and the related closure of eight facilities. As the economy has deteriorated further and the downturn extended internationally, we determined that another phase of cost reductions would be necessary to ensure that PolyOne remains competitive. In January 2009 we announced those additional actions that included eliminating 370 jobs worldwide; implementing reduced work schedules for another 100 to 300 employees based on demand; closing our Niagara, Ontario facility and idling certain other capacity. Additionally and among other actions, we have announced that we have frozen corporate officer salaries throughout 2009 and deferred other salary adjustments. Combined, the Company expects all of the aforementioned actions will deliver pre-tax savings of approximately $57 million on an annualized run-rate basis.

While we are not altering our four-pillar strategy, our pace of investment in the business has slowed. In 2009, our focus will be on improving free cash flow and reducing working capital investment to preserve liquidity. Our capital expenditures will be focused on maintenance spending plus implementing the two restructuring initiatives previously described.

We have a very limited amount of immediate or near term debt payment obligations and our only immediate long-term debt payment requirements are the medium term notes of which $20 million is due in both 2009 and 2010. We expect pension plan expense to increase approximately $27 million over 2008 due to a 30% decline

19  POLYONE CORPORATION

in pension asset values during 2008. The required level of funding in 2009 will be approximately $11 million for pension obligations.

In addition to changes in broader economic conditions, raw material and energy costs are expected to remain volatile and could impact the magnitude and direction of our preliminary viewpoint.

Results of Operations

Unless otherwise noted, disclosures contained in this Annual Report on Form 10-K relate to continuing operations. For more information about our discontinued operations, see Note 2, Discontinued Operations, in the accompanying consolidated financial statements.

				Variances—Favorable (Unfavorable)
				2008 versus 2007		2007 versus 2006
					%		%
(Dollars in millions, except per share data)	2008	2007	2006	Change	Change	Change	Change

Sales	$2,738.7	$2,642.7	$2,622.4	$96.0	3.6%	$20.3	0.8%
Cost of sales	2,442.1	2,381.7	2,321.9	(60.4)	(2.5)%	(59.8)	(2.6)%

Gross margin	296.6	261.0	300.5	35.6	13.6%	(39.5)	(13.1)%
Selling and administrative	287.1	254.8	221.9	(32.3)	(12.7)%	(32.9)	(14.8)%
Impairment of goodwill	170.0	—	—	(170.0)	NM	—	—
Income from equity affiliates and minority interest	31.2	27.7	112.0	3.5	12.6%	(84.3)	(75.3)%

Operating income (loss)	(129.3)	33.9	190.6	(163.2)	(481.4)%	(156.7)	(82.2)%
Interest expense, net	(37.2)	(46.9)	(63.1)	9.7	20.7%	16.2	25.7%
Premium on early extinguishment of long-term debt	—	(12.8)	(4.4)	12.8	100.0%	(8.4)	(190.9)%
Other expense, net	(4.6)	(6.6)	(2.8)	2.0	30.3%	(3.8)	(135.7)%

(Loss) income before income taxes and discontinued operations	(171.1)	(32.4)	120.3	(138.7)	(428.1)%	(152.7)	(126.9)%
Income tax (expense) benefit	(101.8)	43.8	5.3	(145.6)	(332.4)%	38.5	726.4%

(Loss) income before discontinued operations	(272.9)	11.4	125.6	(284.3)	NM	(114.2)	(90.9)%
Loss from discontinued operations and loss on sale, net of income taxes	—	—	(2.7)	—	—	2.7	100.0%

Net (loss) income	$(272.9)	$11.4	$122.9	$(284.3)	NM	$(111.5)	(90.7)%

Basic and diluted (loss) earnings per common share:
Before discontinued operations	$(2.94)	$0.12	$1.36
Discontinued operations	—	—	(0.03)

Basic and diluted (loss) earnings per common share	$(2.94)	$0.12	$1.33

NM	— Not meaningful

Sales

Aggregate sales increased $96.0 million, or 3.6%, in 2008 as compared to 2007. The components of this increase include 6.3% from acquisitions and other, 1.7% due to the favorable impact of foreign exchange, a 9.7% favorable impact from price and mix, which offset an unfavorable impact of 14.1% due to the decline in volume. The impact of the decline in volume was evident across all of our operating segments but of greatest magnitude in our businesses tied to the North American building and construction and transportation end markets.

Aggregate sales increased $20.3 million, or 0.8%, in 2007 compared to 2006. The components of this increase include a 2.3% favorable impact from foreign exchange and a 1.4% favorable impact from price and mix. These components offset a 2.8% unfavorable impact from the decline in volume. The most significant impact of the decline in volume was evident in the Performance Product and Solutions segment, which was due mainly to the slowdown in demand in the North American building and construction market, and the pruning of unprofitable business in the Specialty Color, Additives and Inks operating segment.

Cost of Sales

These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. As a percentage of sales, these costs declined to 89.2% of sales in 2008 as compared to 90.1% in 2007. GLS contributed 0.5 percentage points of the improvement reflecting the margin impact of its specialty sales mix. Charges related to environmental remediation and plant related restructurings were $44.9 million in 2008 as compared to $50.1 million in 2007. These decreased charges contributed 0.2 percentage points of the decline. The remaining 0.2 percentage points of the decline in cost of sales as a percent of sales is due to the realization of pricing initiatives and sales mix improvements partially offset by higher raw material costs.

As a percentage of sales, these costs increased to 90.1% of sales in 2007 as compared to 88.5% in 2006. This increase was primarily due to higher remediation and plant related restructuring costs of $50.2 million recorded in 2007 versus $2.9 million of similar costs recorded in 2006. Higher raw material costs not yet fully offset by price increases largely associated with Performance Products and Solutions were more than counterbalanced by the

20  POLYONE CORPORATION

improvements in margins from the implementation of our specialization strategy. strategy.

Selling and Administrative

Selling and administrative year-over-year variances for 2008, 2007 and 2006 are summarized as follows:

	Variances—Favorable (Unfavorable)
(In millions)	2008 v. 2007	2007 v. 2006

Selling and administrative
Employee separation and executive severance	$(9.6)	$(1.0)
Settlement of legal issues and related reserves	(0.3)	(24.4)
Impairment of intangibles and other investments	2.5	(2.5)
GLS selling and administrative costs	(17.5)	—
Other corporate costs	(2.6)	0.3
Impact of foreign exchange	(4.8)	(5.3)

Total	$(32.3)	$(32.9)

These costs include selling, technology, administrative functions and corporate and general expenses. Selling and administrative costs increased $32.3 million, or 12.7%, in 2008 as compared to 2007. During 2007, selling and administrative costs increased $32.9 million, or 14.8%, as compared to 2006. In 2006, we recorded $23.3 million of benefits from insurance, legal settlements and related reserves.

Impairment of Goodwill

During the fourth quarter of 2008, indicators of potential impairment caused us to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization; a decline in recent operating results; and a decline in our business outlook primarily due to the macroeconomic environment. In accordance with FASB Statement No. 142, we completed step one of the impairment analysis and concluded that, as of December 31, 2008, the fair value of two of our reporting units was below their respective carrying values, including goodwill. The two reporting units that showed potential impairment were Geon Compounds and Specialty Coatings (reporting units within Performance Products and Solutions). As such, step two of the impairment test was initiated in accordance with FASB Statement No. 142. Due to its time consuming nature, the step-two analysis has not been completed as of the date of this filing. In accordance with paragraph 22 of Statement No. 142, we have recorded an estimate in the amount of $170.0 million as a non-cash goodwill impairment charge as of December 31, 2008. Management expects to revise the charge during the first quarter of 2009 after completing a formal step-two test.

Income from Equity Affiliates and Minority Interest

Income from equity affiliates and minority interest for 2008, 2007 and 2006 is summarized as follows:

(In millions)	2008	2007	2006

SunBelt	$32.5	$41.0	$47.3
OxyVinyls	—	(0.2)	59.7
Other equity affiliates	3.3	3.9	5.8
Impairment of OxyVinyls investment	—	(14.8)	—
Charges related to sale of OxyVinyls investment	—	(0.4)	—
Write-down of certain assets of and investment in Geon Polimeros Andinos	(4.7)	(1.6)	—
Minority interest	0.1	(0.2)	(0.8)

	$31.2	$27.7	$112.0

During 2008, income from equity affiliates and minority interest increased $3.5 million, or 12.6%, versus 2007. The increase was due to $11.7 million lower impairment charges recorded in 2008 as compared to 2007 partially offset by lower SunBelt earnings. The $8.5 million lower SunBelt earnings were mainly due to lower demand for chlorine in the downstream PVC resin markets as a result of the significant deterioration of the North American building and construction and basic infrastructure markets.

During 2007, income from equity affiliates and minority interest decreased $84.3 million, or 75.3%, as compared to 2006 mainly due to the slowdown in demand in the North American building and construction and basic infrastructure materials end markets, and margin compression due to the inability to pass higher raw materials costs through pricing. Impairment charges were recorded for the other than temporary decline of our 24% interest in our equity investment in OxyVinyls of which we subsequently divested our 24% interest in July 2007.

Interest Expense, Net

The following table presents the quarterly average of short- and long-term debt for the past three years and the related interest expense:

(In millions)	2008	2007	2006

Short-term debt	$53.8	$9.2	$5.6
Current portion of long-term debt	16.2	20.5	12.5
Long-term debt	360.4	441.7	610.8

Quarterly average	$430.4	$471.4	$628.9

Interest expense	$40.6	$51.4	$66.5

The decrease in interest expense from year to year is largely the result of 8.7% lower average borrowing levels. Payment of maturing debt and voluntary repurchases of debt are the main reasons for the continued decline in debt. Included in interest expense in 2007 and 2006 were charges of $2.8 million and $0.8 million, respectively, to write off deferred debt issuance costs related to the early extinguishment of long-term debt.

21  POLYONE CORPORATION

In April 2008, we issued an additional $80.0 million in aggregate principal amount of our 8.875% senior notes due 2012. We repurchased $100.0 million of our 10.625% senior notes in June 2007 and repurchased the remaining $141.4 million of such senior notes in August 2007. In the second and fourth quarters of 2006, we repurchased $15.0 million and $43.6 million, respectively, of our 10.625% senior notes.

Included in Interest expense, net for the years ended December 31, 2008, 2007 and 2006 is interest income of $3.4 million, $4.5 million and $3.4 million.

Premium on Early Extinguishment of Long-term Debt

Cash expense from the premium on our repurchase of $241.4 million of our 10.625% senior notes in 2007 was $12.8 million. Cash expense from the premium on our repurchase of $58.6 million of our 10.625% senior notes in 2006 was $4.4 million.

Other Expense, Net

Financing costs associated with our receivables sale facility, foreign currency gains and losses, retained post-employment benefit costs from previously discontinued operations and other miscellaneous items are as follows:

(In millions)	2008	2007	2006

Currency exchange gain (loss)	$1.2	$(5.0)	$(1.3)
Foreign exchange contracts (loss) gain	(1.3)	0.7	1.1
Discount on sale of trade receivables	(3.6)	(2.0)	(1.9)
Impairment of available for sale security	(0.6)	—	—
Other expense, net	(0.3)	(0.3)	(0.7)

Other expense, net	$(4.6)	$(6.6)	$(2.8)

Income Tax (Expense) Benefit

In the fourth quarter of 2008, we recorded a valuation allowance of $166.7 million to increase valuation allowances against deferred tax assets. The charge to income tax expense consists of $104.5 million related to U.S. federal and state and local deferred tax assets and $1.4 million related to foreign deferred tax assets. $60.8 million, related to pension and post-retirement health care liabilities, is recorded as a component of accumulated other comprehensive income.

We created a new valuation allowance of $104.5 million that is related to U.S. federal and state and local deferred tax assets. This valuation allowance was recorded based on our U.S. pre-tax losses over 2007 and 2008 as well as our current estimates for near term U.S. results. Taking this charge will have no impact on our ability to utilize these U.S. net operating losses to offset future U.S. taxable profits. We review all valuation allowances related to deferred tax assets and will reverse these charges, partially or totally, when appropriate under FAS 109.

We have U.S. net operating loss carryforwards of $97.9 million which expire at various dates from 2024 through 2028. Certain foreign subsidiaries had tax loss carryforwards aggregating $28.8 million which will expire at various dates from 2010 through 2018.

During the third quarter of 2007, as part of the sale of our 24% interest in OxyVinyls, we recognized a deferred tax benefit of $31.5 million that was related to the temporary difference between the tax basis and book basis of the investment.

In 2006, in accordance with FASB Statement No. 109, Accounting for Income Taxes, the valuation allowance that was established during 2002 through 2004 was reduced $74.9 million. This amount is comprised of $44.3 million for the utilization of the net operating loss carryforward, $15.4 million associated with changes in AOCI related to pension and post-retirement health care liabilities, and the remaining $15.2 million of the valuation allowance on the basis that it is more likely than not that the deferred tax asset will be realized.

Income taxes for the years ended December 31, 2008, 2007 and 2006 include foreign, state and federal alternative minimum tax. Income taxes are discussed in detail in Note 15, Income Taxes, in the accompanying consolidated financial statements.

Loss from Discontinued Operations, Net of Income Taxes

Discontinued operations are discussed in detail in Note 2 in the accompanying consolidated financial statements.

Segment Information

Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset and goodwill impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.

22  POLYONE CORPORATION

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

On March 20, 2008, we announced the formation of the Specialty Engineered Materials segment. This segment includes PolyOne’s TPE compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS. On April 15, 2008, the Vinyl Business segment was re-branded to be called Geon Performance Polymers.

As a result of these changes to PolyOne’s segment structure, prior period segment information was reclassified to conform to the 2008 presentation. These changes had no material impact on segment results.

Sales and Operating Income (Loss) — 2008 compared with 2007:

(Dollars in millions)	2008	2007	Change	% Change

Sales:
International Color and Engineered Materials	$587.4	$588.6	$(1.2)	(0.2)%
Specialty Engineered Materials	252.3	124.3	128.0	103.0%
Specialty Color, Additives and Inks	228.6	232.0	(3.4)	(1.5)%
Performance Products and Solutions	1,001.4	1,086.8	(85.4)	(7.9)%
PolyOne Distribution	796.7	744.3	52.4	7.0%
Corporate and eliminations	(127.7)	(133.3)	5.6	4.2%

	$2,738.7	$2,642.7	$96.0	3.6%

Operating income (loss):
International Color and Engineered Materials	$20.4	$25.1	$(4.7)	(18.7)%
Specialty Engineered Materials	12.9	(2.2)	15.1	686.4%
Specialty Color, Additives and Inks	13.5	7.0	6.5	92.9%
Performance Products and Solutions	34.9	57.5	(22.6)	(39.3)%
PolyOne Distribution	28.1	22.1	6.0	27.1%
Resin and Intermediates	28.6	34.8	(6.2)	(17.8)%
Corporate and eliminations	(267.7)	(110.4)	(157.3)	(142.5)%

	$(129.3)	$33.9	$(163.2)	(481.4)%

	2008	2007	Change

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	3.5%	4.3%	(0.8)% points
Specialty Engineered Materials	5.1%	(1.8)%	6.9% points
Specialty Color, Additives and Inks	5.9%	3.0%	2.9% points
Performance Products and Solutions	3.5%	5.3%	(1.8)% points
PolyOne Distribution	3.5%	3.0%	0.5% points
Total	(4.7)%	1.3%	(6.0)% points

International Color and Engineered Materials

Sales declined $1.2 million, or 0.2%, in 2008 as weakening demand in the second half of 2008 in both Europe and Asia offset higher pricing and a $42.6 million favorable impact from foreign exchange. Volume declined 11.1%. Operating income declined $4.7 million, or 18.7%, in 2008 despite the favorable impact of foreign exchange of $2.2 million. Continued progress in improving the sales mix through the penetration of specialty applications in the packaging, electrical and electronics, specialty wire and cable and transportation end markets did not offset the adverse impact of the substantial weakening of demand in the fourth quarter of 2008.

Specialty Engineered Materials

Sales increased $128.0 million, or 103.0%, in 2008 compared to 2007 primarily due to the acquisition of GLS. GLS continued to demonstrate its ability to grow its specialty mix of applications in the health care, consumer products and medical end markets. Partially offsetting the favorable benefit to sales from the acquisition of GLS was lower demand for wire and cable and general purpose products that go into the North American building and construction and transportation end markets. Operating income increased $15.1 million in 2008 driven primarily by the GLS acquisition and the elimination of unprofitable accounts.

Specialty Color, Additives and Inks

Sales declined $3.4 million, or 1.5%, in 2008 as volume declined 10.7%. Partially mitigating the impact of lower volume was a higher value sales mix driven by a greater focus on capturing specialty type applications and higher pricing to offset increased raw material costs. Operating income improved $6.5 million in 2008 driven by the combined effect of a more profitable sales mix, cost reduction initiatives in operations, and a focused effort on culling unprofitable business.

Performance Products and Solutions

Sales declined $85.4 million, or 7.9%, in 2008 due primarily to significantly lower demand in the North American building and construction and transportation markets. Volume declined

23  POLYONE CORPORATION

19.9%. Favorable items impacting sales were higher prices due to rising raw material costs and an improved sales mix. Operating income declined $22.6 million, or 39.3%, in 2008 as compared to 2007 due to lower demand and because selling price increases did not offset higher raw material costs. Falling raw material costs and reduced inventory resulted in a favorable LIFO reserve adjustment of $3.2 million for the year.

PolyOne Distribution

PolyOne Distribution sales increased $52.4 million, or 7.0%, in 2008 despite lower volumes. The combined impact of price increases to offset increasing raw material costs, continued growth in higher value end markets, such as healthcare and consumer products, and the success of a national accounts program offset the impact of declining volume. Operating income increased $6.0 million, or 27.1%, in 2008 driven by a more profitable sales mix, margin benefits realized as a result of increased market prices, cost containment programs to mitigate rising transportation and distribution costs, and the cumulative impact of various margin improvement programs.

Resin and Intermediates

Operating income declined $6.2 million, or 17.8%, in 2008 driven by a 20.8% volume decline driven partially by force majeure claims from SunBelt’s sole chlorine customer, OxyVinyls. In December, OxyVinyls declared force majeure due to a plant shutdown. In the third quarter of 2008, OxyVinyls declared force majeure due to the combined effect of Hurricanes Gustav and Ike.

Corporate and Eliminations

Operating loss from Corporate and eliminations was $157.3 million higher in 2008 due mainly to a $170 million impairment of goodwill, higher year-over-year restructuring charges offset partially by lower environmental remediation charges. In 2008, we recorded environmental remediation, restructuring and impairment charges of $229.0 million as compared to $69.9 million of similar charges recorded in 2007. The following table breaks down Corporate and eliminations into its various components:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2008	2007

Impairment of goodwill(a)	$(170.0)	$—
Future environmental remediation costs(b)	(14.6)	(33.2)
Impairment of OxyVinyls equity investment(c)	—	(14.8)
Settlement of environmental costs related to Calvert City(d)	—	(15.6)
Impairment of intangibles and other investments(e)	—	(2.5)
Employee separation and plant phaseout(f)	(39.7)	(2.2)
Write-down of certain assets of and investment in equity affiliate(g)	(4.7)	(1.6)
Cost related to sale of OxyVinyls equity investment	—	(0.4)
Settlement of legal issues and related reserves(h)	(1.2)	(0.6)
Gain on sale of assets(i)	—	2.5
Share-based compensation	(3.0)	(4.3)
All other and eliminations(j)	(34.5)	(37.7)

Total Corporate and eliminations	$(267.7)	$(110.4)

(a)	In the fourth quarter of 2008, we recognized a non-cash goodwill impairment charge of $170.0 million related to our Geon Compounds and Specialty Coatings reporting units within the Performance Products and Solutions segment. See Note 3, Goodwill and Other Intangibles, to the accompanying consolidated financial statements for further information.

(b)	In the third quarter of 2007, our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s rulings on several motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which requires us to pay remediation costs related to the Calvert City facility.

(c)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be an other than temporary decline in value.

(d)	In the third quarter of 2007, we accrued $15.6 million to reimburse Goodrich Corporation for remediation costs paid on our behalf and certain legal costs related to the Calvert City facility.

(e)	An impairment of the carrying value of certain patents and technology agreements and investments of $2.5 million was recorded during 2007.

(f)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. During January 2009, we announced the initiation of further cost saving measures that include eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity. See Note 4, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(g)	In the third quarter of 2008 and 2007, we recorded $2.6 million and $1.6 million, respectively, related to our proportionate share of the write-down of certain assets by Geon Polimeros Andinos, our

24  POLYONE CORPORATION

equity affiliate in Columbia. Also, in the third quarter of 2008, we recorded a $2.1 million charge related to our proportionate share of an impairment of our investment in the equity affiliate.

(h)	In 2008, we recognized $1.0 million for the estimated cost of settlement of a civil penalty settlement demand related to EPA claim at PolyOne facilities.

(i)	The gains on sale of assets in 2007 relates to the sale of previously closed facilities and other assets.

(j)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Sales and Operating Income (Loss) — 2007 compared with 2006:

(Dollars in millions)	2007	2006	Change	% Change

Sales:
International Color and Engineered Materials	$588.6	$510.7	$77.9	15.3%
Specialty Engineered Materials	124.3	113.3	11.0	9.7%
Specialty Color, Additives and Inks	232.0	253.1	(21.1)	(8.3)%
Performance Products and Solutions	1,086.8	1,166.2	(79.4)	(6.8)%
PolyOne Distribution	744.3	732.8	11.5	1.6%
Corporate and eliminations	(133.3)	(153.7)	20.4	13.3%

	$2,642.7	$2,622.4	$20.3	0.8%

Operating income (loss):
International Color and Engineered Materials	$25.1	$20.6	$4.5	21.8%
Specialty Engineered Materials	(2.2)	(2.4)	0.2	8.3%
Specialty Color, Additives and Inks	7.0	(4.1)	11.1	270.7%
Performance Products and Solutions	57.5	73.4	(15.9)	(21.7)%
PolyOne Distribution	22.1	19.2	2.9	15.1%
Resin and Intermediates	34.8	102.9	(68.1)	(66.2)%
Corporate and eliminations	(110.4)	(19.0)	(91.4)	(481.1)%

	$33.9	$190.6	$(156.7)	(82.2)%

	2007	2006	Change

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	4.3%	4.0%	0.3% points
Specialty Engineered Materials	(1.8)%	(2.1)%	0.3% points
Specialty Color, Additives and Inks	3.0%	(1.6)%	4.6% points
Performance Products and Solutions	5.3%	6.3%	(1.0)% points
PolyOne Distribution	3.0%	2.6%	0.4% points
Total	1.3%	7.3%	(6.0)% points

International Color and Engineered Materials

International Color and Engineered Materials 2007 sales increased $77.9 million, or 15.3%, to $588.6 million due primarily to favorable foreign exchange rates, which increased sales by $49.9 million, or 9.8%, coupled with growth in the Color product lines in Asia and Europe and engineered materials in Europe.

Operating income increased $4.5 million in 2007 as compared to 2006. This 21.8% increase was driven by improved margins due to greater penetration of specialty applications in the Asian and European Color and Additive businesses, higher margins due to product mix improvements, value selling and price management and lower conversion costs. Foreign exchange had a favorable impact on operating income of $1.9 million.

Specialty Engineered Materials

Specialty Engineered Materials sales grew 9.7% due to continued progress in capturing specialized applications in the electrical / electronics and medical end markets, as well as growth in wire and cable application markets. Thermoplastic elastomer sales grew 39.4% due to strengthening demand at existing customers and the capture of a new large customer.

Operating income improved $0.2 million, or 8.3%, over 2006. This increase was due mainly to the improvement in earnings of our thermoplastic elastomer product lines driven by higher sales and improved margins resulting from the recapture of raw material costs.

Specialty Color, Additives and Inks

Specialty Color, Additives and Inks includes the North American Color and Additives and Specialty Inks and Polymer Systems reporting units. Sales were down 8.3% from 2006 due mainly to the pruning of unprofitable business and withdrawing from certain general purpose oriented applications. Lower sales resulting from these pruning efforts were offset partially by growth in the inks product lines.

Operating income was $7.0 million in 2007 compared to a $4.1 million loss in 2006, an increase of $11.1 million. North American Color and Additives operating income increased $9.2 million due to a stronger product mix driven by the benefits of improved commercial disciplines, the pruning of unprofitable business and lower operating costs. The remaining increase was due to sales and mix improvements within the inks product lines.

Performance Products and Solutions

Performance Products and Solutions sales were $1,086.8 million in 2007, $79.4 million or 6.8% lower than 2006, primarily due to the slowdown in the building and construction market, which affected demand for vinyl windows, pipe and fittings products, PVC flooring and appliances. Also, negatively affecting 2007 results was a growing presence of imported products in the end markets that use or that compete directly with our specialty resin product. The decline in volume drove sales down 6.2%.

25  POLYONE CORPORATION

Operating income in 2007 decreased $15.9 million, or 21.7%, compared to 2006, primarily due to weak building and construction demand and margin compression due to the combination of downward pricing pressure in building and construction end markets and higher raw material and energy costs.

PolyOne Distribution

PolyOne Distribution sales increased $11.5 million, or 1.6%, compared to 2006 due to an improved mix of sales on relatively flat volume. Increased sales into the healthcare and transportation end markets offset declines in the appliance and building and construction sectors.

Operating income was $22.1 million, up 15.1% from 2006. This increase was due to higher sales, expanded gross margins resulting from a favorable sales mix and lower unit delivery costs. Selling and general administrative costs were slightly lower due to lower bad debt costs that offset higher investment in commercial resources.

Resin and Intermediates

2007 operating income declined 66.2%, or $68.1 million, versus 2006 as the slowdown in building and construction markets and downward margin pressure from rising feedstock costs negatively impacted the results of OxyVinyls. In July 2007, we divested our 24% interest in OxyVinyls, which in the second half of 2006 contributed $18.4 million to segment earnings. SunBelt earnings were $6.3 million lower in 2007 compared to 2006 due to a 3.3% decline in sales that offset higher year-over-year ECU netbacks, which were up 1.0%.

Corporate and Eliminations

Operating loss from Corporate and eliminations was $91.4 million higher in 2007 versus 2006 mainly due to higher environmental remediation charges and impairment charges and lower benefits from legal settlements. In 2007, we recorded environmental remediation and impairment charges and legal settlements of $68.3 million as compared to a benefit of $20.6 million of similar items recorded in 2006. A summary of Corporate and eliminations follows:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2007	2006

Future environmental remediation costs(a)	$(33.2)	$(2.5)
Impairment of OxyVinyls equity investment(b)	(14.8)	—
Settlement of environmental costs related to Calvert City(c)	(15.6)	—
Impairment of intangibles and other investments(d)	(2.5)	(0.2)
Employee separation and plant phaseout(e)	(2.2)	—
Write-down of certain assets of equity affiliate(f)	(1.6)	—
Cost related to sale of OxyVinyls equity investment	(0.4)	—
Settlement of legal issues and related reserves(g)	(0.6)	23.3
Gain on sale of assets(h)	2.5	3.1
Share-based compensation	(4.3)	(4.5)
All other and eliminations(i)	(37.7)	(38.2)

Total Corporate and eliminations	$(110.4)	$(19.0)

(a)	In 2007, our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s ruling on several motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which require us to pay remediation costs at the Calvert City, Kentucky facility.

(b)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be an other than temporary decline in value.

(c)	In the third quarter of 2007, we recorded $15.6 million for remediation costs and certain legal costs related to the Calvert City facility.

(d)	An impairment of the carrying value of certain patents and technology agreements and investments of $2.5 million was recorded during 2007.

(e)	Severance, employee outplacement, external outplacement consulting, lease termination, facility closing costs and the write-down of the carrying value of plant and equipment resulting from restructuring initiatives and executive separation agreements.

(f)	Our share of an asset write-down was recorded in the third quarter of 2007 against the carrying value of certain inventory, accounts receivable and intangible assets at our equity affiliate in Colombia.

(g)	The benefit of insurance, legal settlements and adjustments to related reserves was a charge of $0.6 million for 2007 as compared to a net benefit of $23.3 million during the same period of 2006.

(h)	The gains on sale of assets in 2007 and 2006 relate to the sale of previously closed facilities and other assets.

(i)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

26  POLYONE CORPORATION

Liquidity and Capital Resources

	As of December 31,
(In millions)	2008	2007	2006

Cash and cash equivalents	$44.3	$79.4	$66.2
Accounts Receivable Availability	121.4	151.2	111.5

Liquidity	$165.7	$230.6	$177.7

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.

Liquidity decreased $64.9 million in 2008 versus 2007 due to investment in the business, specifically the acquisition of GLS, which was partially offset by cash provided by operating and financing activities. Accounts Receivable Availability declined from 2007 to 2008 by $29.8 million based on $15.3 million of lower eligible receivables, and as of December 31, 2008, $14.2 million of our undivided interests in accounts receivable were sold as compared to $0.0 million at December 31, 2007.

In 2007, liquidity increased $52.9 million driven by a larger eligible pool of receivables as the facility was expanded to include Canadian receivables and an increase in cash and cash equivalents due to a year-over-year improvement in working capital of $70.5 million, a favorable impact of foreign exchange on cash of $6.6 million, and the sales of assets.

Cash Flows

The following discussion focuses on the material components of cash flows from operating, investing and financing activities.

(In millions)	2008	2007	2006

Cash flow summary
Cash provided by operating activities	$72.5	$67.2	$111.7
Cash (used) provided by investing activities	(193.5)	215.3	(16.8)
Cash provided (used) in financing activities	88.0	(275.9)	(63.4)

	(33.0)	6.6	31.5
Effect of exchange rates on cash	(2.1)	6.6	1.9

(Decrease) increase in cash and equivalents	$(35.1)	$13.2	$33.4

Operating Activities

(In millions)	2008	2007	2006

Cash Flows from Operating Activities
Net (loss) income	$(272.9)	$11.4	$122.9
Depreciation and amortization	68.0	57.4	57.1
Loss on disposition of discontinued businesses and related plant phaseout charge	—	—	3.1
Deferred income tax provision (benefit)	89.4	(57.1)	(12.9)
Premium on early extinguishment of long-term debt	—	12.8	4.4
Provision for doubtful accounts	6.0	1.9	3.0
Stock compensation expense	3.0	4.3	4.5
Impairment of goodwill	170.0	—	—
Asset write-downs and impairment charges, net of (gain) on sale of closed facilities	3.6	3.3	(0.9)
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(31.2)	(27.7)	(112.0)
Distributions and distributions received	32.9	37.6	97.7
Change in assets and liabilities:
Increase (decrease) from working capital	(0.3)	33.7	(36.8)
Increase (decrease) in sale of accounts receivable	14.2	—	(7.9)
(Decrease) increase in accrued expenses and other	(10.2)	(10.4)	(10.4)
Net cash used by discontinued operations	—	—	(0.1)

Net cash provided by operating activities	$72.5	$67.2	$111.7

In 2008, cash provided by operating activities increased $5.3 million as compared to 2007 due to higher earnings before giving effect to non-cash restructuring and tax valuation allowance charges, lower debt extinguishment premiums, lower cash payments for environmental remediation, and an increase in the sale of accounts receivable, all of which offset the unfavorable impacts related to working capital changes, year-over-year, and higher pension funding.

Cash provided by operations decreased in 2007 by $44.5 million compared to 2006 due to lower operating earnings, lower earnings and distributions from equity affiliates, an increase in environmental remediation payments, and a $57.1 million benefit in deferred income taxes principally related to the OxyVinyls sale. Additionally, the impact of the change in working capital was a $70.5 million improvement comparing 2007 versus 2006. A more comprehensive discussion of working capital is provided below.

27  POLYONE CORPORATION

Our working capital management focus is on three metrics that we believe are the most critical to maximizing cash provided by operating activities. These metrics measure the number of days of sales in receivables (DSO), the days of cost of goods sold in inventories (DSI) and the days of cost of goods sold in accounts payable (DSP).

The following table presents a comparison of our average working capital metrics for 2008, 2007 and 2006:

(In days)	2008	2007	2006

Accounts receivable DSO	52.8	51.6	50.8
Inventories DSI	50.6	45.2	44.3
Accounts payable DSP	(53.3)	(55.5)	(51.5)

Average net days	50.1	41.3	43.6

Change in net days from prior year average	(8.8)	2.3	(4.9)
Average working capital as a percentage of sales	15.4%	14.4%	14.4%

In 2008, average net days increased 8.8 days primarily due to a higher investment in inventories particularly in the fourth quarter of 2008 when the rapid decline in the level of business activity outpaced inventory reduction programs. Overall, working capital as a percentage of sales increased one percentage point based on dynamics described above.

The 2007 average working capital metrics netted to a 2.3 day improvement compared to 2006 driven by management’s actions to improve DSP by initiating vendor terms management programs which offset higher inventories due to a slower demand outlook and a DSO increase of 0.8 days as customers slowed payments in light of a softening outlook for the economy. The 2006 year-end working capital metrics netted to an unfavorable increase of 4.9 days compared to 2005 due to slower collections and higher inventories as compared to year-end 2005 when weather issues in the U.S. Gulf Coast created an unusually favorable impact on collections and inventory levels due to material shortages.

The net impact on cash flow from the change in working capital metrics described above is presented below:

(In millions)	2008	2007

Cash provided (used) by:
Accounts receivable	$60.8	$(10.8)
Inventories	33.6	26.7
Accounts payable	(94.7)	17.8

	$(0.3)	$33.7

Investing Activities

(In millions)	2008	2007	2006

Cash Flows from Investing Activities
Capital expenditures	$(42.5)	$(43.4)	$(41.1)
Investment in affiliated company	(1.1)	—	—
Business acquisitions and related deposits, net of cash acquired	(150.2)	(11.2)	(1.5)
Proceeds from sale of assets	0.3	9.4	8.7
Proceeds from sale of investment in equity affiliate	—	260.5	—
Proceeds from sale of discontinued business	—	—	17.3
Net cash used by discontinued operations	—	—	(0.2)

Net cash (used) provided by investing activities	$(193.5)	$215.3	$(16.8)

In 2008, net cash used by investing activities was driven by the acquisition of GLS. Capital spending as a percentage of depreciation and amortization was 63%. Included in the $42.5 million of capital expenditures were strategic investments to upgrade our Enterprise Resource Planning system, expand our global footprint in China and India through investment in manufacturing and customer specific projects, product line investments to support our specialization strategy, and the enablement of the manufacturing restructuring initiative we announced in July 2008. Spending on strategic projects constituted approximately 48% of total spending. The remainder of spending was related to productivity improvement, on-going maintenance of the asset base and critical environmental, health and safety (EH&S) projects.

In 2007, we generated $215.3 million from investing activities, primarily from the proceeds of the sale of our 24% interest in OxyVinyls. In a transaction related to the sale of our interest in OxyVinyls, we purchased the remaining 10% minority interest in Powder Blends, LP. Capital spending as a percentage of depreciation and amortization was 76%. Included in the $43.4 million of capital expenditures were strategic investments to expand our footprint in Eastern Europe through the building of our Poland facility, and increase our capabilities to compete in more specialized end-markets related to additives and liquid color applications. Spending on strategic projects constituted approximately 42% of total spending. The remainder of spending was related to productivity improvement, on-going maintenance of the asset base and critical EH&S projects.

In 2006, we used $16.8 million for investing activities, primarily for capital spending in support of manufacturing operations. This use of cash was partially offset by the proceeds from the sale of our Engineered Films business. Capital spending in 2006 as a percentage of depreciation and amortization was 72%. Included in the $41.1 million of capital expenditures were strategic investments to upgrade our capabilities to compete in more specialized end-markets, such as the construction of our Avon Lake Engineered Materials manufacturing plant in Ohio and the investment in specialty

28  POLYONE CORPORATION

product manufacturing assets in Europe and the expansion of capacity in China. Spending on strategic projects constituted approximately 48% of total spending. The remainder of spending was related to productivity improvement, on-going maintenance of the asset base and critical EH&S projects.

Capital expenditures are currently estimated to be between $40 million and $50 million in 2009, primarily to support and maintain manufacturing operations and restructuring actions.

Financing Activities

(In millions)	2008	2007	2006

Cash Flows from Financing Activities
Change in short-term debt	$43.3	$(0.2)	$(2.1)
Issuance of long-term debt, net of debt issuance costs	77.8	—	—
Repayment of long-term debt	(25.3)	(264.1)	(60.0)
Purchase of common stock for treasury	(8.9)	—	—
Premium paid on early extinguishment of long-term debt	—	(12.8)	(4.4)
Proceeds from exercise of stock options	1.1	1.2	3.1

Net cash provided (used) by financing activities	$88.0	$(275.9)	$(63.4)

Cash provided by financing activities in 2008 was primarily used for the acquisition of GLS and the funding necessary to extinguish maturing debt. On January 9, 2008, we borrowed $40.0 million under the new revolving credit facility. In April 2008, we sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012.

Cash used by financing activities in 2007 and 2006 was primarily for the extinguishment of debt.

Discontinued Operations

Cash flows from discontinued operations are presented separately on a single line in each section of the accompanying consolidated statements of cash flows. The absence of future cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.

Balance Sheets

The following discussion focuses on material changes in balance sheet line items from December 31, 2007 to December 31, 2008 that are not discussed in the preceding “Cash Flows” section.

Pension benefits — Our liability for pension benefits increased $142.4 million during 2008, due mainly to a decline in the values of pension assets as a result of volatility in the equity markets during 2008.

Accounts payable — Accounts payable as of December 31, 2008 decreased $90.5 million as compared to December 31, 2007. This decrease is primarily due to reduced purchases near year-end.

Liquidity and Capital Resources

As of December 31, 2008, we had existing facilities to access available capital resources (receivables sale facility, and senior unsecured notes and debentures) totaling $569.9 million. As of December 31, 2008, we had used $448.5 million of these facilities, and $121.4 million was available to be drawn. As of December 31, 2008, we also had a $44.3 million cash and cash equivalents balance adding to our available liquidity.

The following table summarizes our available and outstanding facilities at December 31, 2008:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$428.1	$—
Receivables sale facility	14.2	121.4
Short-term debt	6.2	—

	$448.5	$121.4

Long-Term Debt — At December 31, 2008, long-term debt totaled $428.1 million, with maturities ranging from 2009 to 2015. Current maturities of long-term debt at December 31, 2008 were $19.8 million. During 2007, we repurchased $241.4 million aggregate principal amount of our 10.625% senior notes due 2010 at a premium of $12.8 million. This premium is shown as a separate line item in the accompanying consolidated statements of operations. Unamortized deferred note issuance costs of $2.8 million were expensed due to this repurchase and are included in interest expense in the accompanying consolidated statements of operations. We also made payments of $20.0 million in 2008 and 2007 of aggregate principal amount of our medium-term notes that matured during 2008 and 2007. As part of our purchase of DH Compounding Company during the fourth quarter of 2006, we issued a promissory note in the principal amount of $8.7 million, payable in 36 equal installments at a rate of 6% per annum. During 2007, we made principal payments totaling $2.8 million on this promissory note. During 2008, we paid the remaining $5.3 million of aggregate principal on this note. For more information about our debt, see Note 6, Financing Arrangements, to the accompanying consolidated financial statements.

Guarantee and Agreement — We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., KeyBank National Association and National City Bank on June 6, 2006. Under this Guarantee and Agreement, we guarantee some treasury management and banking services provided to us and our subsidiaries, such as foreign currency forwards, letters of credit and bank overdrafts. This guarantee is secured by our inventories located in the United States.

Credit Facility — On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit

29  POLYONE CORPORATION

facility with total commitments of up to $40 million. The credit agreement expires on March 20, 2011.

Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. On January 9, 2008, we borrowed $40 million under the agreement and entered into a floating to fixed interest rate swap to January 9, 2009 resulting in an effective interest rate of 8.4%. On December 30, 2008, we terminated this interest rate swap. At December 31, 2008, we had outstanding borrowings under the revolving credit facility of $40.0 million that is included in Long-term debt on the accompanying consolidated balance sheets. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties.

Receivables Sale Facility — The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the receivable sale facility was amended to include up to $25.0 million of Canadian receivables, which increased the facility size to $200.0 million. The maximum proceeds that we may receive are limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.0 million was used at December 31, 2008.

The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less.

Notes Receivable — As of December 31, 2008, included in Other non-current assets is $20.5 million outstanding on a seller note receivable due from Excel Polymers LLC who purchased our elastomers and performance additives business in February 2006. This note accrues interest at 10% and is due in full with accrued interest at maturity in July 2010. Also included in Other non-current assets as of December 31, 2008 is $7.5 million outstanding on a seller note receivable due to us from O’Sullivan Films who purchased our engineered films business in August 2004. This note accrues interest at 7% and is due in full with accrued interest at maturity in December 2010.

Concentrations of Credit Risk — Financial instruments, including foreign exchange contracts and interest rate swap agreements, along with trade accounts receivable and notes receivable, subject us to potential credit risk. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. We are exposed to credit risk with respect to notes receivable but we believe collection of the outstanding amounts is probable. We are exposed to credit risk with respect to forward foreign exchange contracts and interest rate swap agreements in the event of non-performance by the counter-parties to these financial instruments. We believe that the risk of incurring material losses related to this credit risk is remote. We do not require collateral to support the financial position of our credit risks.

Of the capital resource facilities available to us as of December 31, 2008, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of December 31, 2008, we had sold $14.2 million of accounts receivable and had guaranteed $54.8 million of our SunBelt equity affiliate’s debt.

We expect that operations in 2009 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2009 include cash from operations, additional borrowings under existing loan agreements that are not fully drawn, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2009 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, debt retirements, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be between $40 million and $50 million in 2009, primarily to support and maintain manufacturing operations and restructuring actions. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Based on current projections, we believe that we should be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under

30  POLYONE CORPORATION

our receivables sale facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for both the short and long term.

Off-Balance Sheet Arrangements

Receivables sale facility — We sell a portion of our domestic accounts receivable to PolyOne Funding Corporation (PFC) and a portion of our Canadian accounts receivable to PolyOne Funding Canada Corporation (PFCC), both wholly-owned, bankruptcy-remote subsidiaries. At December 31, 2008, accounts receivable totaling $141.4 million were sold to PFC and PFCC and, as a result, they are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. PFC and PFCC, in turn, sell an undivided interest in these accounts receivable to certain investors and realize proceeds of up to $200 million. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. At December 31, 2008, PFC and PFCC had sold $14.2 million of their undivided interests in accounts receivable. We retained an interest in the $127.2 million difference between the amount of trade receivables sold by us to PFC and PFCC and the undivided interests sold by PFC and PFCC. As a result, this retained interest is included in accounts receivable on our accompanying consolidated balance sheet at December 31, 2008. We believe that available funding under our receivables sale facility provides us increased flexibility to manage working capital requirements and is an important source of liquidity. For more information about our receivables sale facility, see Note 8, Accounts Receivable, to the accompanying consolidated financial statements.

Guarantee of indebtedness of others — As discussed in Note 13, Commitments and Related-Party Information, to the accompanying consolidated financial statements, we guarantee $54.8 million of unconsolidated equity affiliate debt of SunBelt in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt guarantee matures in 2017.

Letters of credit — The receivables sales facility makes up to $40.0 million available for the issuance of standby letters of credit of which $11.0 million was used at December 31, 2008. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims and interest rate swap agreements.

We have no other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2008:

	Payment Due by Period
		Less than			More than
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-term debt	$428.1	$19.8	$79.1	$279.2	$50.0
Operating leases	68.9	19.5	26.6	12.5	10.3
Standby letters of credit	11.0	11.0	—	—	—
Interest on long-term debt obligations(1)	120.4	33.1	59.9	19.9	7.5
Pension and post-retirement obligations(2)	350.3	20.7	129.9	117.7	82.0
Guarantees	54.8	6.1	12.2	12.2	24.3
Purchase obligations	26.2	24.4	1.5	0.3	—

Total	$1,059.7	$134.6	$309.2	$441.8	$174.1

(1)	Interest obligations are stated at the rate of interest that is defined by the debt instrument, assuming that the debt is paid at maturity.

(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. Based upon our interpretation of the new pension regulations, there will be minimum funding requirements in 2009 of approximately $5.5 million for our U.S. qualified defined benefit pension plans. Obligations are based on the plans’ current funded status and actuarial assumptions, and include funding requirements projected to be made to our qualified pension plans, projected benefit payments to participants in our other post-employment benefit plans, and projected benefit payments to participants in our non-qualified pension plans through 2019.

Critical Accounting Policies and Estimates

Significant accounting policies are described more fully in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

31  POLYONE CORPORATION

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Pension and Other Postretirement Plans
•   We account for our defined benefit pension plans and other postretirement plans in accordance with FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans -- an Amendment of FASB Statements No. 87, 88, 106 and 132 (R).
• Included in our results of operations are significant pension and post-retirement benefit costs that we measure using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, when making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions.

•   Market conditions and interest rates significantly affect the value of future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to the volatility of market conditions.

•   To develop our discount rate, we consider the yields of high-quality, fixed-income investments with maturities that correspond to the timing of our benefit obligations.

•   To develop our expected return on plan assets, we consider our historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we consider the duration of the plan liabilities and give more weight to equity investments than to fixed-income securities.

• The rate of increase in health care costs that we assume for the next five years was held constant with prior years to reflect both our actual experience and projected expectations.	• As of December 31, 2008, an increase/decrease in the discount rate of 0.5%, holding all other assumptions constant, would have increased or decreased accumulated other comprehensive income and the related pension and post-retirement liability by approximately $27.5 million.

•   The weighted-average expected return on assets was 8.50% for 2008, 2007 and 2006. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2008 would result in a variation of approximately $1.4 million in the net periodic benefit cost.

• Holding all other assumptions constant, a 0.5% increase or decrease in the health care cost trend rate would have increased or decreased our 2008 net periodic benefit cost by $0.2 million and our accumulated other comprehensive income and the related post-retirement liability by approximately $2.3 million as of December 31, 2008.

32  POLYONE CORPORATION

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Goodwill and Intangible Assets
•   Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in FASB Statement No. 142, Goodwill and Intangible Assets, and test goodwill for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the first day of October of each year. The carrying value of goodwill at December 31, 2008 was $163.9 million.
	• We determine the fair value of our reporting units using the income approach, which requires us to make assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures.	• We performed our annual testing for goodwill impairment as of the first day of July 2008 and we recorded a non-cash impairment charge of $2.6 million related to our share of a write-down of goodwill of an equity affiliate. See Note 3, Goodwill and Intangible Assets, to the accompanying consolidated financial statements for further discussion. As a result of our change in timing of the annual impairment testing to be as of the first day of October prospectively, we reperformed the goodwill impairment test as of October 1 and determined that no additional goodwill impairment existed.
• During the fourth quarter of 2008, indicators of potential impairment caused us to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization; a decline in recent operating results; and a decline in our business outlook primarily due to the macroeconomic environment. In accordance with FASB Statement No. 142, we completed step one of the impairment analysis and concluded that, as of December 31, 2008, the fair value of two of our reporting units was below their respective carrying values, including goodwill. The two reporting units that showed potential impairment were Geon Compounds and Specialty Coatings (reporting units within Performance Products and Solutions). As such, step two of the impairment test was initiated in accordance with FASB Statement No. 142. Due to its time consuming nature, the step-two analysis has not been completed as of the date of this filing. In accordance with paragraph 22 of Statement No. 142, we have recorded an estimate in the amount of $170.0 million as a non-cash goodwill impairment charge as of December 31, 2008. We expect to complete the step-two analysis during the first quarter of 2009.
• If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.
• At December 31, 2008, we have $33.2 million of indefinite-lived intangibles consisting of a trade name acquired as part of the January 2008 acquisition of GLS.	• We have estimated the fair value of the tradename using a “relief from royalty payments” approach. This approach involves two steps (1) estimating reasonable royalty rate for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the tradename.	• If actual results are not consistent with our assumptions and estimates, we may be exposed to intangible impairment charges

33  POLYONE CORPORATION

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Income Taxes
•   We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
	• The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2008 aggregating $166.7 million against such assets based on our current assessment of future operating results and these other factors.	• Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material.
•   We recognize net tax benefits under the recognition and measurement criteria of FIN 48, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We record interest and penalties related to uncertain tax positions as a component of income tax expense.

Environmental Liabilities
• Based upon estimates prepared by our environmental engineers and consultants, we have $84.6 million accrued at December 31, 2008 to cover probable future environmental remediation expenditures.	• This accrual represents our best estimate of the remaining probable remediation costs based upon information and technology currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. Changes during the past five years have primarily resulted from an increase in the estimate of future remediation costs at existing sites and payments made each year for remediation costs that were already accrued.	• If further developments or resolution of these matters are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period.

34  POLYONE CORPORATION

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Share-Based Compensation
•   We have share-based compensation plans that include non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (SARs). See Note 16, Share-Based Compensation, to the accompanying consolidated financial statements for a complete discussion of our stock-based compensation programs.
	• Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, future employee turnover rates and risk-free rate of return.	• We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.
• We determine the fair value of our SARs granted in 2008 based on the Black-Scholes method. For SARs granted during 2007 and 2006, the option pricing model used was a Monte Carlo simulation method.
•   We determine the fair value of our market-based and performance-based nonvested share awards at the date of grant using generally accepted valuation techniques and the average of the high and low grant date market price of our stock.

• Management reviews its assumptions and the valuations provided by independent third-party valuation advisors to determine the fair value of share-based compensation awards.

New Accounting Pronouncements —

FASB Statement No. 157 — In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement, which defines fair value, establishes the framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB issued a proposed FASB Staff Position (FSP FAS 157-b) that would delay the effective date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. We adopted the non-deferred portion of FASB Statement No. 157 on January 1, 2008 and it did not have a material impact on our financial statements. We are evaluating the effect that adoption of the deferred portion of FASB Statement No. 157 will have on our financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill impairment tests.

FASB Statement No. 159 — In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. FASB Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FASB Statement No. 159 had no impact on our financial statements.

FASB Statement No. 141 (revised) — In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. FASB Statement No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the effect that adoption will have on our 2009 financial statements.

FASB Statement No. 161 — In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. FASB Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for fiscal years beginning after November 15, 2008. We are evaluating the effect that adoption will have on our 2009 financial statements.

FASB Staff Position No. FAS 132(R)-1 — In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, which amends FASB Statement 132(R), Employers’ Disclosures About Postretirement Benefit Plan Assets, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FASB Staff Position No. 132(R)-1 is effective for disclosures in financial statement for fiscal years ending after December 15, 2009. We are evaluating the effect that adoption will have on our 2009 financial statements.

35  POLYONE CORPORATION

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

Interest rate exposure — We are subject to interest rate risk related to our floating rate debt. As of December 31, 2008, approximately 89% of our debt obligations were at fixed rates. There would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2008.

To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts on agreed-upon notional principal amounts. On December 30, 2008, we terminated an interest rate swap that fixed the floating rate on $40.0 million of borrowings under our revolving credit facility at an effective rate of 8.4%. This swap was originally scheduled to expire on January 9, 2009. At December 31, 2008, there were no outstanding interest rate swap agreements. At December 31, 2007, we maintained interest rate swap agreements on five of our fixed-rate obligations in the aggregate amount of $80.0 million with a net fair value liability of $1.7 million. At December 31, 2006, we maintained interest rate swap agreements on six of our fixed-rate obligations in the aggregate amount of $100.0 million with a net fair value liability of $5.1 million. The weighted-average interest rate for these agreements was 8.8% at December 31, 2007. During January 2008, four of these interest rate swap agreements in the aggregate amount of $70.0 million were terminated.

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. These contracts are not treated as hedges and, as a result, are marked to market, with the resulting gains and losses recognized as other income or expense in the accompanying consolidated statements of operations. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged. At December 31, 2008 and 2007, these agreements had a fair value of $(0.3) million and $(2.3) million, respectively. The estimated potential effect on the fair values of these foreign exchange contracts, outstanding as of December 31, 2008, given a 10% change in exchange rates would be a $2.5 million impact to pre-tax income. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note 19, Financial Instruments, to the accompanying consolidated financial statements.

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of the accompanying consolidated balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Management’s Report	37
Reports of Independent Registered Public Accounting Firm	38
Consolidated Financial Statements:
Consolidated Statements of Operations	39
Consolidated Balance Sheets	40
Consolidated Statements of Cash Flows	41
Consolidated Statements of Shareholders’ Equity	42
Notes to Consolidated Financial Statements	43-72
EX-10.12
EX-10.16
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

36  POLYONE CORPORATION

MANAGEMENT’S REPORT

The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The financial statements and disclosures included in this Annual Report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2008.

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2008 and found them to be effective.

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

Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2008 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 73 of this Annual Report. This report concludes that internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ Stephen D. Newlin	/s/ Robert M. Patterson

Stephen D. Newlin	Robert M. Patterson
Chairman, President and	Senior Vice President
Chief Executive Officer	and Chief Financial Officer

February 23, 2009

37  POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
PolyOne Corporation

We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2008, and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of PolyOne Corporation and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PolyOne Corporation

We have audited the accompanying consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Oxy Vinyls, LP (a limited partnership in which the Company had a 24% interest) have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to 2006 amounts included for Oxy Vinyls, LP, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/   ERNST & YOUNG LLP

Cleveland, Ohio
February 20, 2009

38  POLYONE CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006

Sales	$2,738.7	$2,642.7	$2,622.4
Cost of sales	2,442.1	2,381.7	2,321.9

Gross margin	296.6	261.0	300.5
Selling and administrative	287.1	254.8	221.9
Impairment of goodwill	170.0	—	—
Income from equity affiliates and minority interest	31.2	27.7	112.0

Operating (loss) income	(129.3)	33.9	190.6
Interest expense, net	(37.2)	(46.9)	(63.1)
Premium on early extinguishment of long-term debt	—	(12.8)	(4.4)
Other expense, net	(4.6)	(6.6)	(2.8)

Income (loss) before income taxes and discontinued operations	(171.1)	(32.4)	120.3
Income tax (expense) benefit	(101.8)	43.8	5.3

Income (loss) before discontinued operations	(272.9)	11.4	125.6
Loss from discontinued operations and loss on sale, net of income taxes	—	—	(2.7)

Net income (loss)	$(272.9)	$11.4	$122.9

Basic and diluted earnings (loss) per common share:
Before discontinued operations	$(2.94)	$0.12	$1.36
Discontinued operations	—	—	(0.03)

Basic and diluted earnings (loss) per common share	$(2.94)	$0.12	$1.33

Weighted-average shares used to compute earnings (loss) per common share:
Basic	92.7	92.8	92.4
Diluted	92.7	93.1	92.8

Dividends declared per share of common stock	$—	$—	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

39  POLYONE CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$44.3	$79.4
Accounts receivable (less allowance of $6.7 in 2008 and $4.8 in 2007)	262.1	340.8
Inventories	197.8	223.4
Deferred income tax assets	1.0	20.4
Other current assets	19.9	19.8

Total current assets	525.1	683.8
Property, net	432.0	449.7
Investment in equity affiliates and nonconsolidated subsidiary	20.5	19.9
Goodwill	163.9	288.8
Other intangible assets, net	69.1	6.7
Deferred income tax assets	0.5	69.9
Other non-current assets	66.6	64.2

Total assets	$1,277.7	$1,583.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$19.8	$22.6
Short-term debt	6.2	6.1
Accounts payable, including amounts payable to related party	160.0	250.5
Accrued expenses	118.2	94.4

Total current liabilities	304.2	373.6
Long-term debt	408.3	308.0
Post-retirement benefits other than pensions	80.9	81.6
Pension benefits	225.0	82.6
Other non-current liabilities	83.4	87.8
Commitments and contingencies (See Note 13)
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2008 and 2007	1.2	1.2
Additional paid-in capital	1,065.0	1,065.0
Accumulated deficit	(321.4)	(48.5)
Common stock held in treasury, at cost, 29.9 shares in 2008 and 29.1 shares in 2007	(323.8)	(319.7)
Accumulated other comprehensive loss	(245.1)	(48.6)

Total shareholders’ equity	175.9	649.4

Total liabilities and shareholders’ equity	$1,277.7	$1,583.0

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

40  POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2008	2007	2006

Operating activities
Net (loss) income	$(272.9)	$11.4	$122.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68.0	57.4	57.1
Loss on disposition of discontinued businesses and related plant phaseout charge	—	—	3.1
Deferred income tax provision (benefit)	89.4	(57.1)	(12.9)
Premium on early extinguishment of long-term debt	—	12.8	4.4
Provision for doubtful accounts	6.0	1.9	3.0
Stock compensation expense	3.0	4.3	4.5
Impairment of goodwill	170.0	—	—
Asset write-downs and impairment charges, net of (gain) on sale of closed facilities	3.6	3.3	(0.9)
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(31.2)	(27.7)	(112.0)
Dividends and distributions received	32.9	37.6	97.7
Changes in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	60.8	(10.8)	20.0
Decrease (increase) in inventories	33.6	26.7	(39.6)
(Decrease) increase in accounts payable	(94.7)	17.8	(17.2)
Increase (decrease) in sale of accounts receivable	14.2	—	(7.9)
Decrease in accrued expenses and other	(10.2)	(10.4)	(10.4)
Net cash used by discontinued operations	—	—	(0.1)

Net cash provided by operating activities	72.5	67.2	111.7
Investing activities
Capital expenditures	(42.5)	(43.4)	(41.1)
Investment in affiliated company	(1.1)	—	—
Business acquisitions and related deposits, net of cash acquired	(150.2)	(11.2)	(1.5)
Proceeds from sale of discontinued business	—	—	17.3
Proceeds from sale of assets	0.3	9.4	8.7
Proceeds from sale of investment in equity affiliate	—	260.5	—
Net cash used by discontinued operations	—	—	(0.2)

Net cash (used) provided by investing activities	(193.5)	215.3	(16.8)
Financing activities
Change in short-term debt	43.3	(0.2)	(2.1)
Issuance of long-term debt, net of debt issuance costs	77.8	—	—
Repayment of long-term debt	(25.3)	(264.1)	(60.0)
Purchase of common stock for treasury	(8.9)	—	—
Premium on early extinguishment of long-term debt	—	(12.8)	(4.4)
Proceeds from the exercise of stock options	1.1	1.2	3.1

Net cash provided (used) in financing activities	88.0	(275.9)	(63.4)
Effect of exchange rate changes on cash	(2.1)	6.6	1.9

Increase (decrease) in cash and cash equivalents	(35.1)	13.2	33.4
Cash and cash equivalents at beginning of year	79.4	66.2	32.8

Cash and cash equivalents at end of year	$44.3	$79.4	$66.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

41  POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

			Shareholders’ Equity
	Common Shares							Accumulated
		Common			Additional		Common	Other
(In millions, except per share data;	Common	Shares Held		Common	Paid-in	Accumulated	Stock Held	Comprehensive
shares in thousands)	Shares	in Treasury	Total	Stock	Capital	Deficit	in Treasury	Income (Loss)

Balance January 1, 2006	122,192	(30,255)	$394.9	$1.2	$1,066.4	$(182.8)	$(337.1)	$(152.8)
Comprehensive income:
Net income			122.9			122.9
Translation adjustment			12.1					12.1
Adjustment of minimum pension liability, net of tax expense of $0.3			44.6					44.6

Total comprehensive income			179.6
Adjustment to initially apply FASB Statement No. 158, net of tax benefit of $6.8			(2.3)					(2.3)
Stock-based compensation and benefits and exercise of options		871	9.5		(0.7)		10.9	(0.7)

Balance December 31, 2006	122,192	(29,384)	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)

Comprehensive income:
Net income			11.4			11.4
Translation adjustment			28.3					28.3
Adjustments related to FASB Statement No. 158:
Prior service credit recognized during year, net of tax of $1.9			(4.0)					(4.0)
Net actuarial gain occurring during year, net of tax benefit of $12.2			26.2					26.2

Total comprehensive income			61.9
Stock-based compensation and benefits and exercise of options		325	5.8		(0.7)		6.5	—

Balance December 31, 2007	122,192	(29,059)	$649.4	$1.2	$1,065.0	$(48.5)	$(319.7)	$(48.6)

Comprehensive income (loss):
Net loss			(272.9)			(272.9)
Translation adjustment			(25.3)					(25.3)
Adjustments related to FASB Statement No. 158:
Prior service credit recognized during year, net of tax of $0.0			(5.4)					(5.4)
Net actuarial loss occurring during year, net of tax of $0.2			(157.8)					(157.8)
Adjustment for plan amendment, net of tax of $0.0			(6.1)					(6.1)
Adjustment for supplemental executive retirement plan, net of tax of $0.0			(1.9)					(1.9)

Total comprehensive loss			(469.4)
Repurchase of common stock		(1,250)	(8.9)				(8.9)
Stock-based compensation and benefits and exercise of options		391	4.8				4.8

Balance December 31, 2008	122,192	(29,918)	$175.9	$1.2	$1,065.0	$(321.4)	$(323.8)	$(245.1)

The accompanying notes to financial statements are an integral part of these statements.

42  POLYONE CORPORATION

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note 2 — DISCONTINUED OPERATIONS

Note 3 — GOODWILL AND INTANGIBLE ASSETS

Note 4 — EMPLOYEE SEPARATION AND PLANT PHASEOUT

Note 5 — FINANCIAL INFORMATION OF EQUITY AFFILIATES

Note 6 — FINANCING ARRANGEMENTS

Note 7 — LEASING ARRANGEMENTS

Note 8 — ACCOUNTS RECEIVABLE

Note 9 — INVENTORIES

Note 10 — PROPERTY

Note 11 — OTHER BALANCE SHEET LIABILITIES

Note 12 — EMPLOYEE BENEFIT PLANS

Note 13 — COMMITMENTS AND RELATED-PARTY INFORMATION

Note 14 — OTHER EXPENSE, NET

Note 15 — INCOME TAXES

Note 16 — SHARE-BASED COMPENSATION

Note 17 — SEGMENT INFORMATION

Note 18 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

Note 19 — FINANCIAL INSTRUMENTS

Note 20 — FAIR VALUE

Note 21 — BUSINESS COMBINATION

Note 22 — SHAREHOLDERS’ EQUITY

Note 23 — SUBSEQUENT EVENTS

Note 24 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Note 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PolyOne Corporation (PolyOne, Company, we, us or our) is a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty polyvinyl chloride (PVC) resins. We also have three equity investments: one in a manufacturer of caustic soda and chlorine; one in a manufacturer of PVC compound products; and one in a formulator of polyurethane compounds. PolyOne was incorporated in the state of Ohio on August 31, 2000.

Our operations are located primarily in the United States, Europe, Canada, Asia and Mexico. Our operations are reported in six reportable segments: International Color and Engineered Materials; Specialty Engineered Materials; Specialty Color, Additives and Inks; Performance Products and Solutions; PolyOne Distribution; and Resin and Intermediates. See Note 17, Segment Information, for more information.

On July 1, 2008, we announced that, in June 2008, Producer Services, formerly included in All Other, was combined with Geon Performance Polymers to form the Performance Products and Solutions operating segment. In addition, North American Color and Additives and Specialty Inks and Polymer Systems, both formerly included in All Other, were combined to form a new operating segment named Specialty Color, Additives and Inks. Prior period segment information has been reclassified to conform to the 2008 presentation.

On March 20, 2008, we announced the formation of the Specialty Engineered Materials segment. This segment includes PolyOne’s specialty thermoplastic elastomer (TPE) compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS Corporation (GLS). Prior

43  POLYONE CORPORATION

period segment information has been reclassified to conform to the 2008 presentation.

In January 2008, we acquired 100% of the outstanding capital stock of GLS, a global provider of specialty TPE compounds for consumer, packaging and medical applications, for $148.9 million, including acquisition costs net of cash received. See Note 21, Business Combination, for more information.

In December 2007, we completed the acquisition of the vinyl compounding business and assets of Ngai Hing PlastChem Company Ltd. (NHPC), a subsidiary of Ngai Hing Hong Company Limited, a publicly-held company listed on the Hong Kong stock exchange, for $3.3 million, net of cash received.

In July 2007, we sold our 24% interest in Oxy Vinyls LP (OxyVinyls) for $261 million in cash. In a related transaction, PolyOne purchased the remaining 10% minority interest in Powder Blends, LP for $11 million in cash.

In October 2006, we purchased the remaining 50% of our equity investment in DH Compounding Company (DH Compounding) from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. DH Compounding is consolidated in the accompanying consolidated balance sheets, and the results of operations are included in the accompanying consolidated statements of operations beginning October 1, 2006. DH Compounding is included in the Performance Products and Solutions reporting segment.

In February 2006, we sold 82% of our Engineered Films business for $26.7 million. This business is presented in discontinued operations in the 2006 consolidated financial statements. We maintain an 18% ownership interest in this business, which is reflected in the consolidated financial statements on the cost basis of accounting.

Unless otherwise noted, disclosures contained in these consolidated financial statements relate to continuing operations.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of PolyOne and its subsidiaries. All majority-owned affiliates over which we have control are consolidated. Investments in affiliates and joint ventures in which our ownership is 50% or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Intercompany transactions are eliminated. Transactions with related parties, including joint ventures, are in the ordinary course of business.

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period.

Our presentation of certain expenses within the accompanying consolidated statements of operations was changed. Depreciation expense recorded in connection with the manufacture of our products sold during each reporting period is now included in Cost of sales. Depreciation expense not associated with the manufacture of our products and amortization expense are now included in Selling and administrative. Depreciation and amortization were previously combined and reported in the caption Depreciation and amortization. In connection with these reclassifications, we added the caption Gross margin to the accompanying consolidated statements of operations. We believe this change in presentation provides a more meaningful measure of cost of sales and selling and administrative expenses and that gross margin is a widely accepted measure of performance. The following table provides the amounts reclassified for the years ended December 31, 2007 and 2006:

(In millions)	2007	2006

Amounts reclassified:
Cost of sales	$44.4	$37.8
Selling and administrative expenses	13.0	19.3
Depreciation and amortization	(57.4)	(57.1)

Total costs and expenses	$—	$—

Also, during 2008, we netted Interest income into Interest expense resulting in one line on the consolidated statement of operations, Interest expense, net. See Note 6, Financing Arrangements, for more information on interest expense, net.

These reclassifications have no effect on total assets, total shareholders’ equity, net income (loss) or cash flows as previously presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during these periods. Significant estimates in these consolidated financial statements include sales discounts and rebates, restructuring charges, allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, environmental and asbestos-related liabilities, income taxes and tax valuation reserves, goodwill and related impairment testing, goodwill impairments, and the determination of discount and other rate assumptions used to determine pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

44  POLYONE CORPORATION

Allowance for Doubtful Accounts

We evaluate the collectability of trade receivables based on a combination of factors. We regularly analyze significant customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record bad debt reserves for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. In estimating the reserves, we also take into consideration the existence of credit insurance. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be adjusted further.

Concentrations of Credit Risk

Financial instruments, including foreign exchange contracts and interest rate swap agreements, along with trade accounts receivable and notes receivable, subject us to potential credit risk. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. We are exposed to credit risk with respect to notes receivable but we believe collection of the outstanding amounts is probable. We are exposed to credit risk with respect to forward foreign exchange contracts and interest rate swap agreements in the event of non-performance by the counter-parties to these financial instruments. We believe that the risk of incurring material losses related to this credit risk is remote. We do not require collateral to support the financial position of our credit risks.

Sale of Accounts Receivable

We remove trade accounts receivable that are sold from the balance sheet at the time of sale.

Inventories

Inventories are stated at the lower of cost or market. Approximately 34% and 38% of our inventories as of December 31, 2008 and 2007, respectively, are valued using the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued using the first-in, first-out (FIFO) or average cost method.

Property and Depreciation

We record property, plant and equipment at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful life of the assets, which ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding ten years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We use the deferral method of accounting for planned major maintenance. We expense repair and maintenance costs as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income (loss) from continuing operations in the accompanying consolidated statements of operations.

We account for operating leases under the provisions of Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. These pronouncements require us to recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined, based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. FASB Statement No. 142 requires that goodwill and intangible assets with indefinite lives be tested for impairment at least once a year. Carrying values are compared with fair values of the related reporting unit, and when the carrying value exceeds the fair value, the carrying value of

45  POLYONE CORPORATION

the impaired goodwill or indefinite-lived intangible assets is reduced to its fair value.

We use an income approach to estimate the fair value of our reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of this method provides reasonable estimates of a reporting unit’s fair value. The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s eight-year projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of our reporting units.

After completing our impairment testing as of July 1, 2008, we changed the timing of the annual impairment testing to be as of October 1 of each year. We adopted this change to assess the recorded values of goodwill and indefinite-lived intangible assets for potential impairment at a time more coincident with the strategic business planning process and closer to the fiscal year-end reporting date. This change had no effect on reported earnings for any period presented.

The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2009. During the fourth quarter of 2008, indicators of potential impairment caused us to conduct an interim impairment test as of December 31, 2008 which resulted in a non-cash goodwill impairment charge of $170.0 million. See Note 3, Goodwill and Intangible Assets, for further discussion of this impairment charge.

Indefinite-lived intangible assets consist of a tradename, acquired as part of the January 2008 acquisition of GLS, which is tested annually for impairment. The fair value of the trade name is calculated using a “relief from royalty payments” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the tradename. Other finite-lived intangible assets, which consist primarily of non-contractual customer relationships, sales contracts, patents and technology, are amortized over their estimated useful lives. The remaining lives range up to 14 years.

Notes Receivable

As of December 31, 2008, included in Other non-current assets is $20.5 million outstanding on a seller note receivable due from Excel Polymers LLC who purchased our elastomers and performance additives business in February 2006. This note accrues interest at 10% and is due in full with accrued interest at maturity in July 2010. Also included in Other non-current assets as of December 31, 2008 is $7.5 million outstanding on a seller note receivable due to us from O’Sullivan Films who purchased our engineered films business in August 2004. This note accrues interest at 7% and is due in full with accrued interest at maturity in December 2010.

Litigation Reserves

FASB Statement No. 5, Accounting for Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred.

Derivative Financial Instruments

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative financial instruments, such as foreign exchange contracts and interest rate swap agreements, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them.

We are exposed to foreign currency changes and interest rate fluctuations in the normal course of business. We have established policies and procedures that manage these exposures through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation.

We enter into intercompany lending transactions denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts with major financial institutions. These contracts are not treated as hedges and, as a result, are marked to market, with the resulting gains and losses recognized as other income or expense in the accompanying consolidated statements of operations. Realized gains and losses on these contracts offset the foreign exchange gains and losses on the underlying transactions. Our forward contracts have original

46  POLYONE CORPORATION

maturities of one year or less. See Note 19, Financial Instruments, for more information.

During 2008, 2007 and 2006, we used interest rate swap agreements that modified the exposure to interest risk by converting fixed-rate debt to a floating rate. Changes in the fair value of derivative financial instruments were recognized in the period when the change occurred in either net income or shareholders’ equity (as a component of accumulated other comprehensive income or loss), depending on whether the derivative was being used to hedge changes in fair value or cash flows. These interest rate swaps qualified as fair value hedges in accordance with FASB Statement No. 133. The interest rate swap and instrument being hedged were marked to market in the balance sheet. The net effect on our operating results was that interest expense on the portion of fixed-rate debt being hedged was recorded based on the variable rate that was stated within the swap agreement. No other cash payments were made unless the contract was terminated prior to its maturity. In this case, the amount paid or received at settlement was established by agreement at the time of termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses incurred upon the early termination of interest rate swap contracts are deferred within the hedged item and recognized over the remaining life of the contract. As of December 31, 2008, there were no open interest rate swaps that are designated for hedge accounting treatment in accordance with FASB Statement No. 133. See Note 7, Financing Arrangements, for more information.

In January 2008, we entered into a floating to fixed interest rate swap. This derivative was not designated as a hedge and, as a result, was marked to market with the resulting gain and loss recognized as interest expense in the accompanying consolidated statements of operations. This agreement was terminated on December 30, 2008.

Pension and Other Postretirement Plans

We account for our pensions and other postretirement benefits in accordance with FASB Statements No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, No. 87, Employers’ Accounting for Pensions and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. We adopted FASB Statement No. 158 on December 31, 2006. FASB Statement No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit plans in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of FASB Statement No. 158 resulted in an increase of $6.4 million on a pre-tax basis and a $0.4 million decrease on an after-tax basis of our accumulated other comprehensive loss. We also recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record our proportionate share of OxyVinyls’ adoption of FASB Statement No. 158. The adoption of FASB Statement No. 158 had no effect on our compliance with the financial covenants contained in the agreements governing our debt and our receivables sales facility, and is not expected to affect our financial position, operating results or cash flows in future periods.

Comprehensive Income

Accumulated other comprehensive loss at December 31, 2008 and 2007 are as follows:

(In millions)	2008	2007

Foreign currency translation adjustments	$(5.0)	$20.3
Amortization of unrecognized losses, transition obligation and prior service costs	(240.1)	(68.9)

	$(245.1)	$(48.6)

Marketable Securities

Marketable securities are classified as available for sale and are presented at current market value. Net unrealized gains and losses, that are deemed to be temporary, on available for sale securities are reflected in accumulated other comprehensive income or loss in shareholders’ equity in the accompanying consolidated balance sheets. An impairment loss on available for sale securities is recognized in Other expense when a decline in value is deemed to be other-than-temporary.

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. Our financial instruments include: cash and cash equivalents; short and long-term debt; foreign exchange contracts; interest rate swaps; and available for sale securities.

The carrying amount of cash and cash equivalents approximates fair value. The carrying amounts of our short-term borrowings approximate fair value. The fair value of our senior notes, debentures and medium-term notes is based on quoted market prices. The carrying amount of our borrowings under variable-interest rate revolving credit agreements and other long-term borrowings approximates fair value. The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2008. The fair value of interest rate swap agreements, obtained from the respective financial institutions, is based on current rates of interest and is computed as the net present value of the remaining exchange obligations under the terms of the contract. The fair value of available for sale securities is based on quoted market prices. See Note 19, Financial Instruments, for further discussion.

47  POLYONE CORPORATION

Foreign Currency Translation

Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries and equity investees are translated using the exchange rate at the end of the period. PolyOne’s share of the resulting translation adjustment is recorded as accumulated other comprehensive income or loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in other income, net in the accompanying consolidated statements of operations.

Revenue Recognition

We recognize revenue when the revenue is realized or realizable, and has been earned. We record sales when a firm sales agreement is in place, shipment has occurred and collectability of the fixed or determinable sales price is reasonably assured.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Research and Development Expense

Research and development costs, which were $26.5 million in 2008, $21.6 million in 2007 and $20.3 million in 2006, are charged to expense as incurred.

Environmental Costs

We expense costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the cost can be reasonably estimated.

Equity Affiliates

We account for our investments in equity affiliates under Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We recognize our proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of our investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred and reduce the amount of future earnings of the equity investee recognized by PolyOne. As of December 31, 2008 and 2007, there were no deferred losses related to equity investees.

We recognize impairment losses in the value of investments that we judge to be other than temporary. See Note 5, Financial Information of Equity Affiliates, for more information.

Share-Based Compensation

As of December 31, 2008, we had one active share-based employee compensation plan, which is described more fully in Note 16, Share-Based Compensation.

PolyOne accounts for share-based compensation under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment. FASB Statement No. 123(R) requires us to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated statements of operations. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, plus (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Total share-based compensation cost for the years ended December 31, 2008, 2007 and 2006, respectively, was $3.0 million, $4.3 million and $4.5 million pre-tax.

Income Taxes

Deferred tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. In accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), we evaluate our deferred income taxes to determine if a valuation allowance should be established against the deferred tax assets or if the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard.

New Accounting Pronouncements

FASB Statement No. 157 — In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes the framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, that delayed the effective date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We adopted the non-deferred portion of FASB Statement No. 157 on January 1, 2008, and such adoption did not have a material impact on our financial statements. We are evaluating the effect that adoption of the deferred portion of FASB Statement No. 157 will have on our financial statements in 2009, specifically in the areas of measuring fair value in business combinations and goodwill

48  POLYONE CORPORATION

impairment tests. See Note 20, Fair Value, for information on our fair value assets and liabilities.

FASB Statement No. 159 — In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. FASB Statement No. 159 was effective January 1, 2008. The adoption of FASB Statement No. 159 had no impact on our financial statements.

FASB Statement No. 141 (revised 2007) — In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. FASB Statement No. 141(R) is effective for business combinations for which the acquisition date is on or after January 1, 2009. We are evaluating the effect that adoption will have on our 2009 financial statements.

FASB Statement No. 161 — In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. FASB Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for fiscal years beginning after November 15, 2008. We are evaluating the effect that adoption will have on our 2009 financial statements.

FASB Staff Position No. FAS 132(R)-1 — In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, which amends FASB Statement 132(R), Employers’ Disclosures About Postretirement Benefit Plan Assets, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FASB Staff Position No. 132(R)-1 is effective for disclosures in financial statements for fiscal years ending after December 15, 2009. We are evaluating the effect that adoption will have on our 2009 financial statements.

Note 2 —	DISCONTINUED OPERATIONS

In February 2006, we sold 82% of the Engineered Films business to an investor group consisting of members of the operating segment’s management team and Matrix Films, LLC for gross proceeds of $26.7 million before associated fees and costs. A cash payment of $20.5 million was received on the closing date and the remaining $6.2 million was in the form of a five-year note from the buyer. We retained an 18% ownership interest in the company. Under EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of Financial Accounting Standards Board (FASB) Statement No. 144 in Determining Whether to Report Discontinued Operations, when a business is sold with a retained interest, the cost method of accounting is appropriate if the disposal group qualifies as a component of an entity, the selling entity has no significant influence or continuing involvement in the new entity, and the operations and cash flows of the business being sold will be eliminated from the ongoing operations of the company selling it. The Engineered Films business qualified as a component of an entity and PolyOne will have no significant influence or continuing involvement in the new entity. Activities that would be considered continuing cash flows (consisting of warehousing services and short-term transitional services) amount to less than one percent of the new entity’s corresponding costs, and for that reason are not considered significant. The operations and cash flows of the business being sold will be eliminated from the ongoing operations of PolyOne. PolyOne also considered the provisions of FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, and determined that the new entity is not a variable interest entity subject to consolidation. As a result, the retained minority interest investment in the Engineered Films business is reported on the cost method of accounting.

During 2006, we recognized charges of $3.1 million to adjust the carrying value of the net assets of the Engineered Films Business to the net proceeds received to recognize costs that were not able to be recognized until the business was sold due to the contingent nature of the costs and for costs related to the pension benefits of the business.

The following table summarizes the results of discontinued operations. As required by U.S. GAAP, the results of discontinued operations, as presented below, do not include any depreciation or amortization expense.

(In millions)	2006

Sales	$9.6

Pre-tax income from operations	$0.4
Pre-tax loss on disposition of businesses	(3.1)

(2.7)
Income tax expense, net of valuation allowance	—

Loss from discontinued operations	$(2.7)

Note 3 —	GOODWILL AND INTANGIBLE ASSETS

In accordance with FASB Statement No. 141, Business Combinations, purchase accounting requires that the total purchase price of acquisitions be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. As such, the acquisition of GLS resulted in the addition of $44.1 million of goodwill and $65.7 million in identifiable intangibles during the year ended December 31, 2008. See Note 21, Business Combination, for more information on the GLS

49  POLYONE CORPORATION

acquisition. The following table details the changes in the carrying amount of goodwill:

(In millions)	2008	2007

Balance at beginning of the year	$288.8	$287.0
Acquisition of businesses	45.2	1.8
Impairment	(170.0)	—
Translation and other adjustments	(0.1)	—

Balance at end of year	$163.9	$288.8

Goodwill as of December 31, 2008 and 2007, by operating segment, was as follows:

	December 31,	December 31,
(In millions)	2008	2007

International Color and Engineered Materials	$72.0	$72.0
Specialty Engineered Materials	44.1	—
Specialty Color, Additives and Inks	33.8	33.8
Performance Products and Solutions	12.4	181.4
PolyOne Distribution	1.6	1.6

Total	$163.9	$288.8

FASB Statement No. 142, Goodwill and Other Intangibles, requires that our annual, and any interim, impairment assessment be performed at the “reporting unit” level. At October 1, 2008, PolyOne had five reporting units that had a significant amount of goodwill: Geon Compounds; International Color and Engineered Materials; GLS; Specialty Inks and Polymer Systems; and Specialty Coatings. Under the provisions of FASB Statement No. 142, these five reporting units were tested for impairment as of October 1, 2008 and the fair values of the income approach exceeded the carrying value of each reporting unit. During the fourth quarter of 2008, indicators of potential impairment caused us to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization; a decline in recent operating results; and a decline in our business outlook primarily due to the macroeconomic environment. In accordance with FASB Statement No. 142, we completed step one of the impairment analysis and concluded that, as of December 31, 2008, the fair value of two of our reporting units was below their respective carrying values, including goodwill. The two reporting units that showed potential impairment were Geon Compounds and Specialty Coatings (reporting units within Performance Products and Solutions). As such, step two of the impairment test was initiated in accordance with FASB Statement No. 142. Due to its time consuming nature, the step-two analysis has not been completed as of the date of this filing. In accordance with paragraph 22 of Statement No. 142, we have recorded an estimate in the amount of $170.0 million as a non-cash goodwill impairment charge as of December 31, 2008. We expect to complete the step-two analysis during the first quarter of 2009.

In addition, during the third quarter of 2008, we assessed goodwill of our equity affiliates and as a result of this review, recorded a non-cash impairment charge of $2.6 million related to our proportionate share of a write-down of goodwill of Geon Polimeros Andinos (GPA), our equity affiliate (owned 50%) and part of the Performance Products and Solutions operating segment. This impairment charge, included in Income from equity affiliates and minority interest on the accompanying consolidated statements of operations and reflected on the line Corporate and eliminations in Note 17, Segment Information, mainly resulted from declines in current and projected operating results and cash flows of the equity affiliate. See Note 5, Financial Information of Equity Affiliates, for a discussion of the related impairment of the investment in GPA during 2008.

Information regarding PolyOne’s finite-lived other intangible assets follows:

	As of December 31, 2008
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$37.0	$(9.2)	$—	$27.8
Sales contract	11.4	(10.2)	—	1.2
Patents, technology and other	8.8	(3.2)	1.3	6.9

Total	$57.2	$(22.6)	$1.3	$35.9

	As of December 31, 2007
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$8.6	$(6.7)	$—	$1.9
Sales contract	11.4	(10.0)	—	1.4
Patents, technology and other	4.7	(2.7)	1.4	3.4

Total	$24.7	$(19.4)	$1.4	$6.7

At December 31, 2008, PolyOne had $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name acquired as part of the January 2, 2008 GLS acquisition. This indefinite-lived intangible asset was tested for impairment as of October 1, 2008. The fair value of the tradename is calculated using a “relief from royalty payments” methodology. This approach involves two steps (1) estimating a reasonable royalty rate for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the tradename. During 2008, no impairment adjustments relating to indefinite-lived other intangible assets were determined to be required.

Amortization of other finite-lived intangible assets was $3.3 million for the year ended December 31, 2008, $2.1 million for the year ended December 31, 2007 and $2.1 million for the year ended December 31, 2006.

50  POLYONE CORPORATION

We expect amortization expense on other finite-lived intangibles for the next five years to be as follows:

Year
(In millions)	Amount

2009	$3.3
2010	3.3
2011	3.0
2012	2.7
2013	2.7

The carrying values of intangible assets and other investments are adjusted to fair value based on estimated net future cash flows as a result of an evaluation done each year end, or more often when indicators of impairment exist. During 2007, an impairment charge of $2.5 million was recorded against the carrying value of certain patents and technology agreements and is included in Selling and administrative in the accompanying consolidated statements of operations. No impairment charges were recorded in 2008 or 2006.

Note 4 —	EMPLOYEE SEPARATION AND PLANT PHASEOUT

Management has undertaken certain restructuring initiatives to reduce costs and, as a result, we have incurred employee separation and plant phaseout costs.

Employee separation costs include one-time termination benefits including salary continuation benefits, medical coverage and outplacement assistance and are based on a formula that takes into account each individual employee’s base compensation and length of service. We maintain a severance plan that provides specific benefits to all employees (except those who are employed under collective bargaining agreements) who lose their jobs due to reduction in workforce, job elimination initiatives or from closing manufacturing facilities. Collective bargaining employees are covered under the terms of each specific agreement. The amount is determined separately for each employee and is recognized at the date the employee is notified if the expected termination date will be within 60 days of notification or is accrued on a straight-line basis over the period from the notification date to the expected termination date if the termination date is more than 60 days after the notification date. Employee separation costs also include on-going postemployment benefits accounted for under FASB Statement No. 112, Postemployment Benefits, which are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Employee separation costs are recorded in the accompanying consolidated statements of operations on the lines Cost of sales and Selling and administrative.

Plant phaseout costs include the impairment of property, plant and equipment at manufacturing facilities and the resulting write-down of the carrying value of these assets to fair value, which represents management’s best estimate of the net proceeds to be received for the assets to be sold or scrapped, less any costs to sell. These costs are recorded in the accompanying consolidated statements of operations on the lines Cost of sales and Selling and administrative. Plant phaseout costs also include cash facility closing costs and lease termination costs. Assets transferred to our other facilities are transferred at net book value.

Employee separation and plant phaseout costs associated with continuing operations are reflected on the line Corporate and eliminations in Note 17, Segment Information.

A summary of total employee separation and plant phaseout costs, including where the charges are recorded in the accompanying consolidated statements of operations, follows:

(In millions)	2008	2007	2006

Cost of sales	$29.3	$1.4	$0.2
Selling and administrative	10.4	0.8	(0.2)

Total employee separation and plant phaseout	$39.7	$2.2	$—

Included in employee separation and plant phaseout costs shown in the preceding table were charges of $6.6 million, included in Cost of sales, and $0.3 million, included in Selling and administrative, for accelerated depreciation on assets related to the 2008 restructuring initiatives discussed below. Cash payments for employee separation and plant phaseout costs during 2008, 2007 and 2006 were $5.5 million, $1.5 million and $1.8 million, respectively.

2008 Activity — In July 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. We are closing certain production facilities, including seven in North America and one in the United Kingdom, resulting in a net reduction of approximately 150 positions. We expect to incur one-time pre-tax charges of approximately $28 million related to these actions, of which $20.0 million has been recorded during 2008. In total, these one-time charges will include cash costs of approximately $15 million related to severance and site closure costs with the remaining $13 million of non-cash costs related to asset write-downs and accelerated depreciation, of which $10.0 million has been recorded during 2008.

In January 2009, we announced that we will enact further cost saving measures that include eliminating approximately 370 jobs worldwide, implementing reduced work schedules for another 100 to 300 employees, closing our Niagara, Ontario facility and idling certain other capacity. Additionally, we are planning other actions that include freezing corporate officer salaries throughout 2009. We expect to incur one-time pre-tax charges of approximately $45 million related to these actions, of which $18.3 million has been recorded during the fourth quarter of 2008, which represents benefits to be provided under ongoing benefit arrangements or required by statutory law. In total, these one-time charges will include cash costs of approximately $35 million related to severance and site closure costs with the remaining $10 million of non-cash costs related to asset write-downs and accelerated depreciation.

51  POLYONE CORPORATION

The following table details the charges and changes to the reserves associated with these initiatives for the year ended December 31, 2008:

	Employee Separation		Plant Phaseout Costs
	Number of			Asset
(Dollars in millions, except employee numbers)	Employees	Costs	Cash Closure	Write-downs	Total

Balance at January 1, 2008	—	$—	$—	$—	$—
Charge	699	26.1	2.2	10.0	38.3
Utilized	(173)	(2.4)	(1.5)	(10.0)	(13.9)

Balance at December 31, 2008	526	$23.7	$0.7	$—	$24.4

In addition to the above, during 2008, we incurred $1.1 million related to executive severance agreements, which was included in Selling and administrative in the accompanying consolidated statements of operations. We paid $1.0 million related to executive severance agreements. Our liability for unpaid executive severance costs was $1.0 million at December 31, 2008 and will be paid over the next 20 months.

2007 Activity — During 2007, we recognized and paid $0.4 million in employee separation charges related to 33 employees involved in the restructuring of our manufacturing facility in St. Peters, Missouri, part of the Specialty Color, Additives and Inks operating segment.

The closure and exit from our Commerce, California facility was completed in the first quarter of 2007, during which we paid $0.1 million in employee separation charges and $0.1 million in plant phase-out costs.

During 2007, charges related to three executive severance agreements in the amount of $0.6 million were recognized. During 2007, we paid $0.9 million for executive severance. Accrued executive severance costs at December 31, 2007 were $1.0 million.

In September 2007, we announced the closure of two manufacturing lines at our Avon Lake, Ohio facility. Non-cash charges of $0.5 million were recorded to adjust the carrying value of certain assets to their net realizable value. In addition, during the third quarter of 2007, severance costs of $0.4 million for seven employees at the Avon Lake and other facilities were recorded of which $0.1 million were paid in 2007 and the remaining $0.3 million of costs were accrued at December 31, 2007.

In addition, during 2007, $0.3 million of other non-cash charges were incurred as we adjusted previous carrying values of assets held for sale.

2006 Activity — Cost of sales includes a $0.5 million charge related to the November 2006 announcement to move the latex product manufacturing business located at our Commerce, California facility to our Massillon, Ohio location to better serve customers. The six employees affected by this relocation were terminated by February 28, 2007.

Cost of sales also includes an additional $0.6 million charge to complete the separation of the 22 remaining employees from the November 2005 announcement to close the Manchester, England color additives facility.

Fully offsetting these charges was a net gain of $1.1 million, $0.9 million of which was included in Cost of sales and $0.2 million in Selling and administrative, from the sale of facilities that were previously identified as part of our plant phaseout activities.

During 2006, we paid $1.2 million under an executive separation agreement between PolyOne and Thomas A. Waltermire, our former President, Chief Executive Officer and a Director.

Note 5 —	FINANCIAL INFORMATION OF EQUITY AFFILIATES

SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of our equity investments and is reported within the Resin and Intermediates segment. PolyOne owns 50% of SunBelt. The remaining 50% of SunBelt is owned by Olin SunBelt Inc., a wholly owned subsidiary of the Olin Corporation.

Summarized financial information for SunBelt follows:

(In millions)	2008	2007	2006

SunBelt:
Net sales	$173.0	$180.6	$186.7
Operating income	$73.6	$91.3	$104.3
Partnership income as reported by SunBelt	$65.1	$82.0	$94.6
PolyOne’s ownership of SunBelt	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$32.5	$41.0	$47.3

Summarized balance sheet as of December 31:	2008	2007

Current assets	$22.4	$27.8
Non-current assets	107.7	109.6

Total assets	130.1	137.4

Current liabilities	19.7	21.0
Non-current liabilities	97.5	109.7

Total liabilities	117.2	130.7

Partnership interest	$12.9	$6.7

OxyVinyls, a former 24% owned affiliate, purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine that is produced by SunBelt up to a maximum of 250,000 tons per year at market price, less a discount. OxyVinyls’ chlorine purchases from SunBelt were $33.9 million in 2007 through its disposition date of July 6, 2007 and $72.2 million for the year ended December 31, 2006.

On July 6, 2007, we sold our 24% interest in OxyVinyls, a manufacturer and marketer of PVC resins, for cash proceeds of $261 million.

52  POLYONE CORPORATION

The following table presents OxyVinyls’ summarized financial results for the periods indicated:

	Six Months Ended
	June 30,
(In millions)	2007	2006

OxyVinyls:
Net sales	$1,107.4	$2,476.0
Operating income	$11.6	$274.8
Partnership income (loss) as reported by OxyVinyls	$(2.0)	$246.2
PolyOne’s ownership of OxyVinyls	24%	24%

PolyOne’s proportionate share of OxyVinyls’ earnings (loss)	(0.5)	59.1
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.3	0.6

Earnings (loss) of equity affiliate recorded by PolyOne	$(0.2)	$59.7

We recorded an impairment of $14.8 million on our OxyVinyls investment during 2007 due to an other than temporary decline in value. It is included in Income from equity affiliates and minority interest in the accompanying consolidated statements of operations. The impairment is not reflected in the equity affiliate earnings above because it is excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker (See Note 17, Segment Information).

On October 1, 2006, we purchased the remaining 50% interest in DH Compounding from a subsidiary of The Dow Chemical Company. DH Compounding is now fully consolidated in the financial statements of PolyOne. Prior to the acquisition of DH Compounding, it was accounted for as an equity affiliate and was reflected in Specialty Color, Additives and Inks operating segment together with BayOne Urethane Systems, L.L.C. (BayOne) equity affiliate (owned 50%). The Performance Products and Solutions operating segment includes the GPA equity affiliate (owned 50%). The Altona Properties equity affiliate (owned 37.4%) is included in the Resin and Intermediates operating segment.

Combined summarized financial information for these equity affiliates follows:

(In millions)	2008	2007

Net sales	$112.2	$116.8
Operating income	7.7	8.1
Partnership income as reported by other equity affiliates	6.6	6.5
Equity affiliate earnings recorded by PolyOne	3.3	3.9

	2008	2007

Summarized balance sheet as of December 31:
Current assets	$31.4	$37.0
Non-current assets	12.3	14.6

Total assets	$43.7	$51.6

Current liabilities	$24.6	$32.2
Non-current liabilities	1.6	3.1

Total liabilities	$26.2	$35.3

During the third quarter of 2008, we recorded a non-cash impairment charge of $2.6 million related to our proportionate share of a write-down of goodwill of GPA mainly resulting from declines in current and projected operating results and cash flows of the equity affiliate. In addition, during the third quarter of 2008, as a result of these declined projections, we recorded a $2.1 million charge related to an impairment in our investment in GPA. Our proportionate share of an asset write-down of $1.6 million was recorded in the third quarter of 2007 against the carrying value of certain inventory, accounts receivable and intangible assets of GPA. These impairments are not reflected in the above equity affiliate earnings because they are excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker and are reflected on the line Corporate and eliminations in Note 17, Segment Information. These impairments are recorded in Income from equity affiliates and minority interest in the accompanying consolidated statements of operations.

Note 6 —	FINANCING ARRANGEMENTS

Short-term debt — At December 31, 2008, $6.2 million of short-term notes issued by certain of our European subsidiaries were outstanding. This short-term debt has maturities of less than one year, is renewable with the consent of both parties and is prepayable.

The weighted-average interest rate on total short-term borrowings was 4.4% at December 31, 2008 and 6.0% at December 31, 2007.

53  POLYONE CORPORATION

Long-term debt  — Long-term debt as of December 31 consisted of the following:

	December 31,	December 31,
(Dollars in millions)	2008(1)	2007(1)

8.875% senior notes due 2012	$279.2	$199.2
7.500% debentures due 2015	50.0	50.0
Medium-term notes:
7.16% medium-term notes due 2008	—	9.8
6.89% medium-term notes due 2008	—	9.8
6.91% medium-term notes due 2009	19.8	19.2
6.52% medium-term notes due 2010	19.6	18.8
6.58% medium-term notes due 2011	19.5	18.5
Revolving credit facility borrowings, facility expires 2011	40.0	—
6.0% promissory note due in equal monthly installments through 2009	—	5.3

Total long-term debt	$428.1	$330.6
Less current portion	19.8	22.6

Total long-term debt, net of current portion	$408.3	$308.0

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.

Aggregate maturities of long-term debt for the next five years are: 2009 — $19.8 million; 2010 — $19.6 million; 2011 — $59.5 million; 2012 — $279.2 million; 2013 — $0.0 million; and thereafter — $50.0 million.

During April 2008, we sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012. Net proceeds from the offering were used to reduce the amount of receivables previously sold under the receivables sale facility.

On January 3, 2008, we entered into a revolving credit facility with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011. Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. On January 9, 2008, we borrowed $40.0 million under the agreement, which is included in Long-term debt in the accompanying consolidated balance sheet at December 31, 2008.

In connection with the $40.0 million borrowed under the revolving credit facility, we entered into a $40.0 million floating to fixed interest rate swap expiring on January 9, 2009, resulting in an effective interest rate of 8.4%. This derivative is not treated as a hedge and, as a result, is marked to market, with the resulting gain and loss recognized as interest expense in the accompanying consolidated statements of operations. On December 30, 2008, this agreement was terminated.

During 2007 and 2006, we repurchased $241.4 million and $58.6 million aggregate principal amounts of our 10.625% senior notes at premiums of $12.8 million and $4.4 million, respectively. The premium is shown as a separate line item in the accompanying consolidated statements of operations. Unamortized deferred note issuance costs of $2.8 million and $0.8 million were expensed due to this repurchase and are included in Interest expense, net in the accompanying consolidated statements of operations in 2007 and 2006, respectively. Also, during 2008, 2007 and 2006, $20.0 million, $20.0 million and $0.7 million of aggregate principal amount of our medium-term notes became due and were paid, respectively.

During 2006, we issued a promissory note in the principal amount of $8.7 million, payable in 36 equal installments at a rate of 6% per annum. This promissory note resulted from the purchase of the remaining 50% interest in DH Compounding. For further discussion of this purchase, see Note 1, Summary of Significant Accounting Policies. During 2008, we paid the remaining $5.3 million of aggregate principal on this note.

Included in Interest expense, net for the years ended December 31, 2008, 2007 and 2006 is interest income of $3.4 million, $4.5 million and $3.4 million. Total interest paid on long-term and short-term borrowings was $37.1 million in 2008, $45.7 million in 2007 and $62.2 million in 2006.

As of December 31, 2008, our secured borrowings were not at levels that would trigger the security provisions of the indentures governing our senior notes and debentures and our guarantee of the SunBelt notes. See Note 13, Commitments and Related-Party Information.

Guarantee Agreement — We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., KeyBank National Association and National City Bank on June 6, 2006. Under this Guarantee and Agreement, we guarantee some treasury management and banking services provided to us and our subsidiaries, such as foreign currency forwards, letters of credit and bank overdrafts. This guarantee is secured by our inventories located in the United States.

We are exposed to market risk from changes in interest rates on debt obligations. We periodically enter into interest rate swap agreements that modify our exposure to interest rate risk by converting fixed-rate obligations to floating rates or floating rate obligations to fixed rates. As of December 31, 2008, there were no open interest rate swap agreements. As of December 31, 2007, we maintained interest rate swap agreements on five of our fixed-rate obligations in the aggregate amount of $80.0 million with a net fair value liability of $1.7 million. The weighted-average interest rate for these agreements was 8.8% as of December 31, 2007.

54  POLYONE CORPORATION

The following table shows the interest rate impact of the swap agreements during 2008, 2007 and 2006:

	Effective	Effective	Effective
	Interest Rate	Interest Rate	Interest Rate
	during 2008	during 2007	during 2006

$40.0 million of borrowings under revolving credit facility with an interest rate of 6.65%	8.4%	—	—
$60.0 million of medium-term notes with a weighted-average interest rate of 6.67%	7.1%	—	—
$80.0 million of medium-term notes with a weighted-average interest rate of 6.76%	—	9.5%	—
$100.0 million of medium-term notes with a weighted-average interest rate of 6.83%	—	—	8.8%

Note 7 —	LEASING ARRANGEMENTS

We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $24.0 million in 2008, $22.4 million in 2007 and $20.7 million in 2006.

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2008 were as follows: 2009 — $19.5 million; 2010 — $15.4 million; 2011 — $11.2 million; 2012 — $7.5 million; 2013 — $5.0 million; and thereafter — $10.3 million.

Note 8 —	ACCOUNTS RECEIVABLE

Accounts receivable as of December 31 consist of the following:

(In millions)	2008	2007

Trade accounts receivable	$141.6	$169.8
Retained interest in securitized accounts receivable	127.2	175.8
Allowance for doubtful accounts	(6.7)	(4.8)

	$262.1	$340.8

The following table details the changes in allowance for doubtful accounts:

(In millions)	2008	2007	2006

Balance at beginning of the year	$(4.8)	$(5.9)	$(6.4)
Provision for doubtful accounts	(6.0)	(1.9)	(3.3)
Accounts written off	4.2	3.3	3.8
Translation and other adjustments	(0.1)	(0.3)	—

Balance at end of year	$(6.7)	$(4.8)	$(5.9)

Sale of Accounts Receivable — Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. As of December 31, 2008, $121.4 million was available for sale. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility.

As of December 31, 2008 and 2007, accounts receivable totaling $141.4 million and $175.8 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of December 31, 2008, PFC and PFCC had sold $14.2 million of their undivided interests in accounts receivable. As of December 31, 2007, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable.

We retain an interest in the difference between the amount of trade receivables sold by us to PFC and PFCC and the undivided interest sold by PFC and PFCC as of December 31, 2008 and 2007. As a result, the interest retained by us is $127.2 million and $175.8 million and is included in accounts receivable on the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively.

The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million limit under the facility, of which $11.0 million was used at December 31, 2008. The level of availability of the receivables sale facility depends upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of December 31, 2008, we were in compliance with these covenants.

We receive the remaining proceeds from collection of the receivables after a deduction for the aggregate yield payable on the undivided interests in the receivables sold by PFC and PFCC, a servicer’s fee, an unused commitment fee (between 0.25% and 0.50%, depending upon the amount of the unused portion of the facility), fees for any outstanding letters of credit, and an administration and monitoring fee ($150,000 per annum).

We also service the underlying accounts receivable and receive a service fee of 1% per annum on the average daily amount of the outstanding interests in our receivables. The net discount and other costs of the receivables sale facility are included in Other expense, net in the accompanying consolidated statements of operations.

55  POLYONE CORPORATION

Note 9 —	INVENTORIES

Components of inventories are as follows:

	December 31,	December 31,
(In millions)	2008	2007

At FIFO or average cost, which approximates current cost:
Finished products	$127.4	$166.9
Work in process	2.1	2.6
Raw materials and supplies	109.9	100.1

	239.4	269.6
Reserve to reduce certain inventories to LIFO cost basis	(41.6)	(46.2)

	$197.8	$223.4

During 2008 and 2007, reductions in LIFO inventory layers resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of LIFO liquidations on Cost of sales in 2008 and 2007 was a decrease of $7.5 million and an increase of $1.3 million, respectively.

Note 10 —	PROPERTY

	December 31,	December 31,
(In millions)	2008	2007

Land and land improvements	$40.7	$40.3
Buildings	278.6	271.8
Machinery and equipment	912.0	903.6

	1,231.3	1,215.7
Less accumulated depreciation and amortization	(799.3)	(766.0)

	$432.0	$449.7

Depreciation expense was $64.7 million in 2008, $55.3 million in 2007 and $55.0 million in 2006. During 2008, we recorded $6.9 million of accelerated depreciation related to the restructuring of certain manufacturing assets. See Note 4, Employee Separation and Plant Phaseout, for further discussion.

Note 11 —	OTHER BALANCE SHEET LIABILITIES

	Accrued Expenses		Non-current Liabilities
	December 31,		December 31,
(In millions)	2008	2007	2008	2007

Employment costs	$48.1	$46.4	$10.2	$13.1
Environmental	14.2	13.5	70.5	70.3
Taxes	5.0	2.8	—	—
Post-retirement benefits	10.1	9.9	—	—
Interest	4.8	3.6	—	—
Pension	4.6	4.7	—	—
Employee separation and plant phaseout	25.5	1.3	—	—
Insurance accruals	0.3	0.3	1.2	2.1
Minority interest in consolidated subsidiaries	—	—	0.2	0.3
Other	5.6	11.9	1.3	2.0

	$118.2	$94.4	$83.4	$87.8

Note 12 —	EMPLOYEE BENEFIT PLANS

As of December 31, 2008, we had several pension plans only two of which accrued benefits in 2008. These two plans (for certain U.S. employees) generally provide benefit payments using a formula that is based upon employee compensation and length of service. Length of service for determining benefit payments was frozen as of December 31, 2002. All U.S. defined-benefit pension plans were closed to new participants as of December 31, 1999.

Subsequent Event — On January 15, 2009, the Chair of our Compensation and Governance Committee, pursuant to authority delegated to him by our Board of Directors, approved and adopted changes to the Geon Pension Plan (Geon Plan), the Benefit Restoration Plan (BRP), the voluntary retirement savings plan (RSP) and the Supplemental Retirement Benefit Plan (SRP). Effective March 20, 2009, the amendments permanently freeze future benefit accruals and provide that participants will not receive credit under the Geon Plan or the BRP for any eligible earnings paid on or after that date. All accrued benefits under the Geon Plan and the BRP will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Geon Plan and the BRP. The amendments to the RSP and SRP provide that transition contributions under the RSP and the SRP will be eliminated after March 20, 2009. These actions are expected to reduce our 2009 annual benefit expense by $3.7 million and future pension fund contribution requirements by $20 million.

We also sponsor several unfunded defined-benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. As of April 1, 2006, all post-retirement health care plans are contributory. Retiree contributions are adjusted periodically, and these plans contain other cost-sharing features such as a maximum cap on our cost, deductibles and cost sharing. Life insurance plans are generally non-contributory. Only certain employees hired prior to

56  POLYONE CORPORATION

December 31, 1999 are eligible to participate in our subsidized post-retirement health care and life insurance plans.

We use December 31 as the measurement date for all of our plans. Effective December 31, 2007, we adopted the RP-2000 projected by scale AA to 2009 mortality table to better estimate the future liabilities under our defined-benefit pension plans.

As discussed in Note 1, Summary of Significant Accounting Policies, we adopted the provisions of FASB Statement No. 158 as of December 31, 2006 and, accordingly, recognized an increase of $6.4 million on a pre-tax basis and a decrease of $0.4 million on an after-tax basis to our accumulated other comprehensive loss for the unfunded status of our pension and post-retirement health care benefit plans. In addition, we recorded an adjustment of $2.7 million to increase accumulated other comprehensive loss to record our proportionate share of OxyVinyls’ adoption of FASB Statement No. 158. We also recognized the prior service cost and net actuarial gains and losses of these plans in accumulated other comprehensive income. Future changes to the funded status of these plans will be recognized through accumulated other comprehensive income (AOCI) in the year the change occurs.

The following table illustrates the impact of the adoption of FASB Statement No. 158 on a pre-tax basis at December 31, 2006:

	Pension	Health Care
(In millions)	Benefits	Benefits

Before application of FASB Statement No. 158:
Assets
Prepaid cost	$61.6	$—
Intangible assets	0.1	—
Deferred income taxes	35.2	32.3

Liabilities and shareholders’ equity
Liability for pension benefits	167.5	109.6
AOCI	(124.4)	—
Total shareholders’ equity	(124.4)	—
Adjustments:
Assets
Prepaid cost	$(60.9)	$—
Intangible assets	(0.1)	—
Deferred income taxes	0.6	6.2

Liabilities and shareholders’ equity
Liability for pension benefits	(37.9)	(16.7)
AOCI	(23.1)	16.7
Change in AOCI related to adoption of FASB Statement No. 158 of equity affiliate	—	(2.7)
Total shareholders’ equity	(23.1)	14.0
After application of FASB Statement No. 158:
Assets
Prepaid cost	$0.7	$—
Deferred income taxes	35.8	38.5

Liabilities and shareholders’ equity
Liability for pension benefits	129.6	92.9
AOCI	(147.5)	16.7
Change in AOCI related to adoption of FASB Statement No. 158 of equity affiliate	—	(2.7)
Total shareholders’ equity	(147.5)	14.0

57  POLYONE CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined-benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2008	2007	2008	2007

Change in benefit obligation:
Projected benefit obligation — beginning of year	$487.1	$514.9	$91.5	$92.9
Service cost	1.3	1.1	0.3	0.4
Interest cost	32.4	30.1	5.5	5.2
Participant contributions	—	—	6.0	5.6
Benefits paid	(37.0)	(36.8)	(12.1)	(12.1)
Plan amendments/settlements	2.2	0.1	6.1	—
Change in discount rate and other	15.2	(22.3)	(6.3)	(0.5)

Projected benefit obligation — end of year	$501.2	$487.1	$91.0	$91.5
Projected salary increases	19.9	18.0	—	—

Accumulated benefit obligation	$481.3	$469.1	$91.0	$91.5

Change in plan assets:
Plan assets — beginning of year	$401.3	$386.0	$—	$—
Actual return on plan assets	(120.8)	30.9	—	—
Company contributions	29.8	20.4	6.1	6.5
Plan participants’ contributions	—	—	6.0	5.6
Benefits paid	(37.0)	(36.8)	(12.1)	(12.1)
Other	(1.4)	0.8		—

Plan assets — end of year	$271.9	$401.3	$—	$—

Under-funded status at end of year	$(229.3)	$(85.8)	$(91.0)	$(91.5)

Plan assets of $271.9 million and $401.3 million as of December 31, 2008 and 2007, respectively, relate to our funded pension plans that have a projected benefit obligation of $458.1 million and $445.8 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we are 59% and 90% funded, respectively, in regards to these plans and their respective projected benefit obligation.

Amounts included in the accompanying consolidated balance sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2008	2007	2008	2007

Other non-current assets	$0.3	$1.5	$—	$—
Current liabilities	4.6	4.7	10.1	9.9
Long-term liabilities	225.0	82.6	80.9	81.6

Amounts recognized in AOCI:

	Pension Benefits		Health Care Benefits
(In millions)	2008	2007	2008	2007

Net loss	$279.4	$115.3	$15.7	$22.2
Prior service loss (credit)	1.2	(0.5)	(24.4)	(36.0)

	$280.6	$114.8	$(8.7)	$(13.8)

58  POLYONE CORPORATION

Change in AOCI under FASB Statement No. 158:

	Pension Benefits		Health Care Benefits
(In millions)	2008	2007	2008	2007

AOCI in prior year	$114.8	$147.5	$(13.8)	$(14.0)
Prior service (cost) credit recognized during year	(0.2)	0.1	5.5	5.8
Prior service cost occurring in the year	1.9	—	6.1	—
Net loss recognized during the year	(7.7)	(9.9)	(1.1)	(1.7)
Net loss (gain) occurring in the year	172.1	(22.9)	(4.8)	(1.5)
Decrease related to sale of equity affiliate	—	—	—	(2.7)
Other adjustments	(0.3)	—	(0.6)	0.3

AOCI in current year	$280.6	$114.8	$(8.7)	$(13.8)

As of December 31, 2008 and 2007, we had plans with a projected benefit obligation and an accumulated benefit obligation in excess of the related plan assets. Information for these plans follows:

	Pension Benefits		Health Care Benefits
(In millions)	2008	2007	2008	2007

Projected benefit obligation	$499.6	$471.1	$91.0	$91.5
Accumulated benefit obligation	480.2	453.2	91.0	91.5
Fair value of plan assets	270.4	383.8	—	—

	Pension Benefits			Health Care Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.62%	6.78%	6.07%	6.65%	6.61%	6.02%
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	9.25%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.00%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2015	2015	2013

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.3	$(0.3)
Effect on post-retirement benefit obligation	4.8	(4.4)

An expected return on plan assets of 8.5% will be used to calculate the 2009 pension expense. The expected long-term return rate on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns.

59  POLYONE CORPORATION

The following table summarizes the components of net period benefit cost that was recognized during each of the years in the three-year period ended December 31, 2008. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(In millions)	2008	2007	2006	2008	2007	2006

Components of net periodic benefit costs:
Service cost	$1.3	$1.1	$1.1	$0.3	$0.4	$0.4
Interest cost	32.4	30.1	29.4	5.5	5.2	5.1
Expected return on plan assets	(33.4)	(31.8)	(30.2)	—	—	—
Amortization of net loss	7.5	9.6	13.3	1.2	1.7	1.6
Curtailment and settlement charges	0.5	0.3	—	—	—	—
Amortization of prior service credit (cost)	0.2	(0.1)	—	(5.6)	(5.8)	(5.8)

	$8.5	$9.2	$13.6	$1.4	$1.5	$1.3

	Pension Benefits			Health Care Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.78%	6.07%	5.66%	6.61%	6.02%	5.56%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	9.25%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2015	2013	2012

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal year 2009 are as follows:

(In millions)	Pension Benefits	Health Care Benefits

Amount of net prior service credit	$0.7	$(4.9)
Amount of net loss	23.5	1.4

Our pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. Our expected portfolio asset mix also considers the duration of plan liabilities and historical and expected returns of the asset investments. Our pension asset investment allocation guidelines are to invest 40% to 75% in equity securities, 15% to 40% in debt securities (including cash equivalents) and 8% to 22% in alternative investments. These alternative investments include funds of multiple asset investment strategies and funds of hedge funds. We adjust our investment allocations during the year through re-balancing the portfolio as we make contributions to the pension assets and determine which investment classes should be liquidated to fund pension obligations.

Our weighted-average asset allocations as of December 31, 2008 and 2007 were as follows:

	Plan Assets at
	December 31,
Asset Category	2008	2007

Equity securities	55%	64%
Debt securities	19	15
Other	26	21

	100%	100%

The estimated future benefit payments for our pension and health care plans are as follows:

			Medicare
	Pension	Health Care	Part D
(In millions)	Benefits	Benefits	Subsidy

2009	$36.7	$10.1	$1.6
2010	36.5	10.2	1.7
2011	37.3	10.3	1.8
2012	37.5	10.3	1.8
2013	37.9	10.1	1.9
2014 through 2018	198.8	46.5	6.1

We currently estimate that 2009 employer contributions will be $10.6 million to all qualified and nonqualified pension plans and $10.1 million to all health care benefit plans.

We sponsor a voluntary retirement savings plan (RSP). Under the provisions of this plan, eligible employees receive defined Company contributions of 2% of their eligible earnings plus they

60  POLYONE CORPORATION

are eligible for Company matching contributions based on the first 6% of their eligible earnings contributed to the plan. In addition, we may make discretionary contributions to this plan for eligible employees based on a specific percentage of each employee’s compensation.

Following are our contributions to the RSP:

(In millions)	2008	2007	2006

Retirement savings match	$6.0	$5.7	$5.4
Defined retirement benefit	4.8	4.9	4.7

	$10.8	$10.6	$10.1

Note 13 —	COMMITMENTS AND RELATED-PARTY INFORMATION

Environmental — We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of a number of environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. We believe that our potential continuing liability with respect to these sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition.

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

The environmental obligation at the site arose as a result of an agreement by our predecessor, The Geon Company, at the time of its spin-off from Goodrich Corporation in 1993, to indemnify Goodrich Corporation for environmental costs at the site. Neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. Subject to applicable insurance recoveries, we recorded a charge of $15.6 million and made payments, net of related receipts of $18.8 million, in 2007 for past remediation activities related to these Court rulings.

Based on these same Court rulings and the settlement agreement, we adjusted our environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in a charge of $28.8 million in 2007. The confidential settlement agreement provides a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. We will adjust our environmental reserve in the future, consistent with any such future allocation of costs.

Based on estimates prepared by our environmental engineers and consultants, we had accruals, totaling $84.6 million as of December 31, 2008 and $83.8 million as of December 31, 2007 to cover probable future environmental expenditures relating to previously contaminated sites. These accruals are included in Accrued expenses and Other non-current liabilities on the accompanying consolidated balance sheets. The accrual represents our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the accrued amount at December 31, 2008. However, such additional costs, if any, cannot be currently estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. These remediation costs are expected to be paid over the next 30 years. In 2008, 2007 and 2006, we incurred environmental expense of $14.6 million, $48.8 million and $2.5 million, respectively, all of which related to inactive or formerly owned sites. The 2007 environmental expense included the $15.6 million charge related to the settlement agreement and the $28.8 million reserve adjustment discussed above. Environmental expense is presented net of insurance recoveries of $1.5 million in 2008 and $8.1 million in 2006 and is included in Cost of sales in the accompanying consolidated statements of operations. There were no insurance recoveries during 2007. The insurance recoveries all relate to inactive or formerly owned sites.

The following table details the changes in the environmental accrued liabilities:

(In millions)	2008	2007	2006

Balance at beginning of the year	$83.8	$59.5	$55.2
Environmental remediation expenses, net of insurance recoveries	14.6	48.8	2.5
Cash payments, net of insurance recoveries	(12.6)	(25.5)	1.8
Translation and other adjustments	(1.2)	1.0	—

Balance at end of year	$84.6	$83.8	$59.5

Guarantees — We guarantee $54.8 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal installments annually until 2017.

Related-Party Transactions — We purchase a substantial portion of our PVC resin and all of our vinyl chloride monomer (VCM) raw materials under supply agreements with OxyVinyls. We have also entered into various service agreements with OxyVinyls. We sold our 24% equity interest in OxyVinyls on July 6, 2007. Net amounts owed to OxyVinyls, primarily for raw material purchases, totaled

61  POLYONE CORPORATION

$17.3 million as of December 31, 2006. Purchases of raw materials from OxyVinyls were $369 million during 2006 and $152 million for the six months ended June 30, 2007.

Note 14 —	OTHER EXPENSE, NET

(In millions)	2008	2007	2006

Currency exchange gain (loss)	$1.2	$(5.0)	$(1.3)
Foreign exchange contracts (loss) gain	(1.3)	0.7	1.1
Discount on sale of trade receivables	(3.6)	(2.0)	(1.9)
Impairment of available for sale security	(0.6)	—	—
Other expense, net	(0.3)	(0.3)	(0.7)

	$(4.6)	$(6.6)	$(2.8)

Note 15 —	INCOME TAXES

For financial statement reporting purposes, income before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable. Certain foreign operations are branches of PolyOne and are, therefore, subject to United States (U.S.) as well as foreign income tax regulations. As a result, pre-tax income by location and the components of income tax expense by taxing jurisdiction are not directly related.

Income (loss) before income taxes and discontinued operations for the periods ended December 31, 2008, 2007 and 2006 consists of the following:

(In millions)	2008	2007	2006

Domestic	$(138.8)	$(57.7)	$101.9
Foreign	(32.3)	25.3	18.4

	$(171.1)	$(32.4)	$120.3

A summary of income tax (expense) benefit for the periods ended December 31, 2008, 2007 and 2006 is as follows:

(In millions)	2008	2007	2006

Current:
Federal	$—	$(3.3)	$(2.5)
State	(3.9)	(3.2)	(2.2)
Foreign	(8.5)	(6.8)	(2.9)

Total current	$(12.4)	$(13.3)	$(7.6)
Deferred:
Federal	$(88.6)	$55.3	$13.5
State	(3.3)	2.6	1.6
Foreign	2.5	(0.8)	(2.2)

Total deferred	$(89.4)	$57.1	$12.9

Total tax (expense) benefit	$(101.8)	$43.8	$5.3

The principal items accounting for the difference in income taxes computed at the U.S. statutory rate for the periods ended December 31, 2008, 2007 and 2006 are as follows:

(In millions)	2008	2007	2006

Computed tax (expense) benefit at 35% of income (loss) from continuing operations before taxes	$59.9	$11.3	$(42.1)
State tax, net of federal benefit	(2.5)	(0.4)	(1.4)
Provision for repatriation of foreign earnings	—	—	(10.5)
Differences in rates of foreign operations	1.2	2.6	1.4
Other, net	(0.3)	(0.2)	(1.6)
Impact from sale of interest in OxyVinyls	—	31.5	—
Impact of goodwill impairment charge	(54.2)
Valuation allowance	(105.9)	(1.0)	59.5

Income tax (expense) benefit	$(101.8)	$43.8	$5.3

In the fourth quarter of 2008, we increased valuation allowances against our deferred tax assets by $166.7 million in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). The non-cash charge to income tax expense consists of $104.5 million related to U.S. federal and state and local deferred tax assets and $1.4 million related to foreign deferred tax assets. $60.8 million related to pension and post-retirement health care liabilities was recorded as a reduction of AOCI.

We established a new valuation allowance of $104.5 million that is related to U.S. federal and state and local deferred tax assets. This valuation allowance was recorded based on our U.S. pre-tax losses over 2007 and 2008 as well as our current estimates for near term U.S. results. Taking this charge will have no impact on our ability to utilize these U.S. net operating losses to offset future U.S. taxable profits. We review all valuation allowances related to deferred tax assets and will reverse these charges, partially or totally, when appropriate under FAS 109.

We have U.S. net operating loss carryforwards of $97.9 million which expire at various dates from 2024 through 2028. Certain foreign subsidiaries had tax loss carryforwards aggregating $28.8 million which will expire at various dates from 2010 through 2018.

During the third quarter of 2007, as part of the sale of our 24% interest in OxyVinyls, we recognized a deferred tax benefit of $31.5 million that was related to the temporary difference between the tax basis and book basis of the investment.

In 2006, in accordance with FAS 109, the valuation allowance that was established during 2002 through 2004 was reduced $74.9 million. This amount is comprised of $44.3 million for the utilization of the net operating loss carryforward, $15.4 million associated with changes in AOCI related to pension and post-retirement health care liabilities, and the remaining $15.2 million of the

62  POLYONE CORPORATION

valuation allowance on the basis that it is more likely than not that the deferred tax asset will be realized.

Components of our deferred tax liabilities and assets as of December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007

Deferred tax liabilities:
Tax over book depreciation	$36.6	$40.8
Intangibles	2.9	5.6
Equity investments	1.7	1.9
Other, net	7.5	8.9

Total deferred tax liabilities	$48.7	$57.2

Deferred tax assets:
Post-retirement benefits other than pensions	$36.1	$36.5
Employment cost and pension	77.7	26.8
Environmental	29.4	28.9
Net operating loss carryforward	41.9	25.6
State taxes	5.2	3.3
Alternative minimum tax credit carryforward	12.5	12.2
Other, net	16.5	16.6

Total deferred tax assets	$219.3	$149.9
Tax valuation allowance	(169.1)	(2.4)

Net deferred tax assets	$1.5	$90.3

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $149 million at December 31, 2008 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Worldwide income tax payments were $9.6 million in 2008, $18.3 million in 2007 and $9.0 million in 2006.

We adopted the provisions of Statement of Financial Accounting Standards Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, on January 1, 2007. The net income tax assets recognized under FIN 48 did not differ from the net assets recognized before adoption and, therefore, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

As of December 31, 2008, we have a $6.3 million liability for uncertain tax positions all of which, if recognized, would impact the effective tax rate. We expect that the amount of unrecognized tax benefits will change in the next twelve months due to the resolution of an income tax audit in a foreign jurisdiction.

We recognize interest and penalties related to unrecognized income tax benefits in the provision for income taxes. As of December 31, 2008 and December 31, 2007, we have accrued $2.5 million of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2008	2007

Balance as of January 1	$6.0	$6.0
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	0.3	0.5
Reductions for tax positions of prior years	—	(0.2)
Settlements	—	(0.3)

Balance as of December 31	$6.3	$6.0

We are no longer subject to U.S. income tax examinations for periods preceding 2005, and with limited exceptions, for periods preceding 2002 for both foreign and state and local tax examinations.

Note 16 —	SHARE-BASED COMPENSATION

Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 includes (a) compensation cost for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, plus (b) compensation cost for share-based payment awards granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of FASB Statement No. 123(R). Because share-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB Statement No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have one active share-based compensation plan, which is described below. Share-based compensation is included in Selling and administrative in the accompanying consolidated statements of operations. A summary of compensation expense by type of award follows:

(In millions)	2008	2007	2006

Stock appreciation rights	$1.5	$4.1	$2.9
Restricted stock units	0.8	—	—
Restricted stock awards	0.7	0.7	0.5
Performance shares	—	(0.5)	1.0
Stock options	—	—	0.1

Total share-based compensation	$3.0	$4.3	$4.5

63  POLYONE CORPORATION

2008 Equity and Performance Incentive Plan

In May 2008, our shareholders approved the PolyOne Corporation 2008 Equity and Performance Incentive Plan (2008 EPIP). This plan replaces the 2005 Equity and Performance Incentive Plan (2005 EPIP). The 2005 EPIP was frozen upon the approval of the 2008 EPIP in May 2008. The 2008 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). A total of five million shares of common stock have been reserved for grants and awards under the 2008 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.

2005 Equity and Performance Incentive Plan

In May 2005, our shareholders approved the 2005 EPIP. All previous equity-based plans were frozen upon the approval of the 2005 EPIP in May 2005. The 2005 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, RSUs, performance shares, performance units and stock appreciation rights. A total of five million shares of common stock were reserved for grants and awards under the 2005 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury. The 2005 EPIP was replaced by the 2008 EPIP.

Stock Appreciation Rights

During 2008, the Compensation and Governance Committee of our Board of Directors authorized the issuance of 1,094,400 SARs. These awards vest in one-third increments annually over a three-year service period. These SARs have a seven-year exercise period that expires on March 6, 2015.

For SARs granted in 2007 and 2006, vesting is based on a service period of one year and the achievement of certain stock price targets. This condition is considered a market-based measure under FASB Statement No. 123(R) and is considered in determining the award’s fair value. This fair value is not subsequently revised for actual market price achievement, but rather is a fixed expense subject only to service-related forfeitures. The awards granted in 2007 vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.24, $7.90 and $8.56 per share, but may not be exercised earlier than one year from the date of the grant. At December 31, 2008, these awards had reached the $8.56 stock price achievement target. The awards granted in 2006 vest in one-third increments based on stock price achievement (for a minimum of three consecutive trading days) of $7.50, $8.50 and $10.00 per share, but may not be exercised earlier than one year from the date of the grant. As of December 31, 2008, these awards had reached the $8.50 stock price achievement target. These SARs have a seven-year exercise period.

We utilized an option pricing model based on the Black-Scholes method to value the SARs granted in 2008. Under this method, the fair value of awards on the date of grant is an estimate and is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables as noted in the following table. Expected volatility was set at 37% based upon the historical weekly volatility of our common stock during the 4.5 years preceding the date of grant. The expected term of SARs granted was determined based on the Securities and Exchange Commission’s “simplified method” described in Staff Accounting Bulletin (SAB) No. 107. This method results in an expected term of 4.5 years, equal to halfway between the average vesting of two years and the expiration of seven years. SAB No. 110 allows companies lacking sufficient historical exercise experience to continue use of this method. Dividends were omitted in this calculation because we do not currently pay dividends. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year and were based on our historical experience.

Due to the fact that the SARs granted during 2007 and 2006 vest in one-third increments based on certain stock price achievement, the option pricing model used by us to value the SARs granted during 2007 and 2006 was a Monte Carlo simulation method. Under this method, the fair value of awards on the date of grant is an estimate and is affected by our stock price, as well as by assumptions regarding a volatility was determined by the average of the six-year historical weekly volatility for our common stock and the implied volatility rates for exchange-traded options. The expected term of options granted was set equal to the midpoint between the vesting and expiration dates for each grant. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return for periods within the contractual life of the option is based on U.S. Treasury rates that were in effect at the time of the grant. Forfeitures were estimated at 3% per year based on our historical experience.

The following is a summary of the assumptions related to the grants issued during 2008, 2007 and 2006:

	2008	2007	2006

Expected volatility (weighted-average)	36.9%	44.1%	44.0%
Expected dividends	—	—	—
Expected term (in years)	4.5	4.0 — 4.4	3.7 — 4.3
Risk-free rate	2.48% — 3.08%	3.88% — 4.30%	4.26% — 4.91%
Value of SARs granted	$2.26 --$2.68	$2.68 — $3.05	$2.63 — $3.82

64  POLYONE CORPORATION

A summary of SAR activity under the 2008 EPIP as of December 31, 2008 and during 2008 is presented below:

		Weighted-Average	Weighted-Average	Aggregate
(Shares in thousands, dollars in millions, except per share data)		Exercise Price	Remaining	Intrinsic
Stock Appreciation Rights	Shares	Per Share	Contractual Term	Value

Outstanding as of January 1, 2008	2,991	$7.30
Granted	1,094	6.82
Exercised	(7)	6.56
Forfeited or expired	(63)	6.79

Outstanding as of December 31, 2008	4,015	7.18	4.71 years	$—

Vested and exercisable as of December 31, 2008	2,461	7.16	4.35 years	$—

The weighted-average grant date fair value of SARs granted during 2008, 2007 and 2006 was $2.28, $2.74 and $2.99, respectively. The total intrinsic value of SARs that were exercised during 2008, 2007 and 2006 was less than $0.1 million, $0.1 million and $1.5 million, respectively. As of December 31, 2008, there was $1.7 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the next 29 months.

Restricted Stock Units

During 2008, 497,600 RSUs have been granted to select executives and other key employees. A RSU represents a contingent right to receive one share of our common stock at a future date provided a continuous three-year service period is attained. Compensation expense is measured on the grant date using the quoted market price of our common stock and is recognized on a straight-line basis over the requisite service period.

As of December 31, 2008, 477,142 RSUs remain unvested with a weighted-average grant date fair value of $6.69 and a weighted-average remaining contractual term of 27 months. Unrecognized compensation cost for RSUs at December 31, 2008 was $2.4 million.

Restricted Stock Awards

In 2007 and 2006, we issued restricted stock as part of the compensation package for select executives and other key employees. The value of the restricted shares was established using the market price of our common stock on the date of grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff vesting period of the restricted stock. As of December 31, 2008, 239,600 shares of restricted stock remain unvested with a weighted-average grant date fair value of $8.66 and a weighted-average remaining contractual term of four months. Unrecognized compensation cost for restricted stock awards as of December 31, 2008 was $0.2 million.

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

Stock Options

Our incentive stock plans previously provided for the award or grant of options to purchase our common stock. Options were granted in 2004 and prior years. Options granted generally became exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option does not extend beyond 10 years from the date of grant. All options were granted at 100% or greater of market value (as defined) on the date of the grant.

A summary of option activity as of December 31, 2008 and changes during 2008 follows:

		Weighted-Average	Weighted-Average	Aggregate
(Shares in thousands, dollars in millions, except per share data)		Exercise Price	Remaining	Intrinsic
Options	Shares	Per Share	Contractual Term	Value

Outstanding as of January 1, 2008	6,153	$11.17
Exercised	(190)	5.98
Forfeited or expired	(2,586)	11.21

Outstanding, vested and exercisable as of December 31, 2008	3,377	11.43	1.55 years	$—

The total intrinsic value of stock options that were exercised during 2008, 2007 and 2006 was $0.4 million, $0.2 million and $0.9 million, respectively. Cash received during 2008, 2007 and 2006 from the exercise of stock options was $1.1 million, $1.2 million and $3.1 million, respectively.

65  POLYONE CORPORATION

Note 17 —	SEGMENT INFORMATION

A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. We determine and disclose our segments in accordance with FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which defines how to determine segments.

Effective December 31, 2008, we have six reportable segments: International Color and Engineered Materials; Specialty Engineered Materials; Specialty Color, Additives and Inks; Performance Products and Solutions; PolyOne Distribution; and Resin and Intermediates. Segment information for prior periods has been restated to conform to the 2008 presentation.

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

In March 2008, we announced the Specialty Engineered Materials segment. This segment includes our TPE compounds product line in Europe and Asia (historically included in International Color and Engineered Materials), North American Engineered Materials (historically included in All Other) and GLS. On April 15, 2008, the Vinyl Business segment was re-branded to be called Geon Performance Polymers.

Effective with the fourth quarter of 2007, the former Polymer Coating Systems operating segment was split into two units. The 50% interest in BayOne Urethane Systems, L.L.C., along with the inks and specialty colorants businesses formed a new operating segment, Specialty Inks and Polymer Systems, which was included in All Other. The remaining plastisols and coated fabrics businesses were subsumed into the Vinyl Business reportable segment. Segment information for prior periods has been reclassified.

As of January 1, 2007, our vinyl operations located in Singapore are managed and reported within the Vinyl Business operating segment. Historically, the results of this operation were included in the International Color and Engineered Materials operating segment. Prior period results of operations have been reclassified.

Prior to the fourth quarter of 2007, our historical presentation of segment information consisted of six reportable segments: Vinyl Compounds, Specialty Resins, North American Color and Additives, International Color and Engineered Materials, PolyOne Distribution, Resin and Intermediates, and “All Other” operating segments (All Other). All Other consisted of the North American Engineered Materials and Polymer Coating Systems operating segments. Effective with the first quarter of 2006, Producer Services, a new operating segment, was formed from portions of the North American Color and Additives and the North American Engineered Materials operating segments. As a result, North American Color and Additives no longer met the quantitative thresholds that would require separate disclosure as a reportable segment and was included in All Other. Producer Services also did not meet the quantitative thresholds as defined in FASB Statement No. 131 and was also included in All Other. During the fourth quarter of 2006, we changed our management structure, which resulted in the Specialty Resins reportable segment being subsumed into the Vinyl Compounds reportable segment to create a new operating and reportable segment, Vinyl Business.

Operating income is the primary measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.

Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Summary of Significant Accounting Policies. Following is a description of each of our six reportable segments.

International Color and Engineered Materials

The International Color and Engineered Materials operating segment combines the strong regional heritage of our color and additive masterbatches and engineered materials operations to create global capabilities with plants, sales and service facilities located throughout Europe and Asia.

We operate 12 facilities in Europe (Belgium, France, Germany, Hungary, Poland, Spain, Sweden and Turkey) and six facilities in Asia (China, Singapore and Thailand).

Working in conjunction with our Specialty Color, Additives and Inks and North American Engineered Materials operating segments, we provide solutions that meet our international customers’ demands for both global and local manufacturing, service and technical support.

66  POLYONE CORPORATION

Specialty Engineered Materials

The Specialty Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications including those that currently employ traditional materials such as metal. Specialty Engineered Materials’ product portfolio, one of the broadest in our industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and biomaterial technologies.

With a depth of compounding expertise, we are able to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins that meet our customers’ unique performance requirements. Our product development and application reach is further enhanced by the capabilities of our North American Engineered Materials Solutions Center, which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities, which include a facility located in Avon Lake, Ohio, are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

This segment also includes the business of GLS, which we acquired in January 2008. GLS, which is headquartered in McHenry, Illinois, is a global developer of innovative TPE with facilities in North America, Europe and China, and offers the broadest range of soft-touch TPE materials in the industry.

Specialty Color, Additives and Inks

The Specialty Color, Additives and Inks operating segment is a leading provider of specialized color and additive concentrates as well as inks and latexes.

Color and additive products include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. Our color masterbatches contain a high concentration of color pigments and/or additives that are dispersed in a polymer carrier medium and are sold in pellet, liquid, flake or powder form. When combined with non pre-colored base resins, our colorants help our customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement.

Our colorant and additives masterbatches are used in most plastics manufacturing processes, including injection molding, extrusion, sheet, film, rotational molding and blow molding throughout the plastics industry, particularly in the packaging, transportation, consumer, outdoor decking, pipe and wire and cable markets. They are also incorporated into such end-use products as stadium seating, toys, housewares, vinyl siding, pipe, food packaging and medical packaging.

This segment also provides custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Products include proprietary fabric screen-printing inks and latexes for diversified markets that range from recreational and athletic apparel, construction and filtration to outdoor furniture and healthcare. In addition, we have a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets.

Performance Products and Solutions

The Performance Products and Solutions operating segment is a global leader offering an array of products and services for vinyl coating, molding and extrusion processors. Our product offerings include: rigid, flexible and dry blend vinyl compounds; industry-leading dispersion, blending and specialty suspension grade vinyl resins; and specialty coating materials based largely on vinyl. These products are sold to a wide variety of manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services to the customer base utilizing these products to meet the ever changing needs of our multi-market customer base. These services include materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations and extruder screw design.

Much of the revenue and income for Performance Products and Solutions is generated in North America. However, production and sales in Asia and Europe constitute a minor but growing portion of this segment. In addition, we own 50% of a joint venture producing and marketing vinyl compounds in Latin America.

Vinyl is one of the most widely used plastics, utilized in a wide range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. Vinyl resin can be combined with a broad range of additives, resulting in performance versatility, particularly when fire resistance, chemical resistance or weatherability is required. We believe we are well-positioned to meet the stringent quality, service and innovation requirements of this diverse and highly competitive marketplace.

This operating segment also includes Producer Services, which offers custom compounding services to resin producers and processors that design and develop their own compound and masterbatch recipes. Customers often require high quality, cost effective and confidential services. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our compounding expertise and multiple manufacturing platforms.

67  POLYONE CORPORATION

PolyOne Distribution

The PolyOne Distribution operating segment distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American market. These products are sold to over 5,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.

Resin and Intermediates

We report the results of our Resin and Intermediates operating segment on the equity method. This segment consists almost entirely of our 50% equity interest in SunBelt and our former 24% equity interest in OxyVinyls, through its disposition date of July 6, 2007. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls, a producer of PVC resins, VCM and chlorine and caustic soda, was a partnership with Occidental Chemical Corporation. In 2008, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, building and construction and consumer products industries.

Financial information by reportable segment is as follows:

Year Ended December 31, 2008	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

International Color and Engineered Materials	$587.4	$—	$587.4	$20.4	$16.1	$11.7	$341.2
Specialty Engineered Materials	223.0	29.3	252.3	12.9	6.3	4.4	215.8
Specialty Color, Additives and Inks	225.8	2.8	228.6	13.5	8.0	3.3	139.7
Performance Products and Solutions	910.9	90.5	1,001.4	34.9	24.9	14.7	321.8
PolyOne Distribution	791.6	5.1	796.7	28.1	1.7	0.1	149.8
Resin and Intermediates	—	—	—	28.6	0.2	—	7.3
Corporate and eliminations	—	(127.7)	(127.7)	(267.7)	10.8	8.3	102.1

Total	$2,738.7	$—	$2,738.7	$(129.3)	$68.0	$42.5	$1,277.7

Year Ended December 31, 2007	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

International Color and Engineered Materials	$588.6	$—	$588.6	$25.1	$14.4	$20.3	$412.5
Specialty Engineered Materials	98.1	26.2	124.3	(2.2)	3.9	1.1	56.6
Specialty Color, Additives and Inks	230.8	1.2	232.0	7.0	8.8	2.6	159.5
Performance Products and Solutions	985.6	101.2	1,086.8	57.5	23.7	14.4	559.6
PolyOne Distribution	739.6	4.7	744.3	22.1	1.7	0.1	175.2
Resin and Intermediates	—	—	—	34.8	0.2	—	4.5
Corporate and eliminations	—	(133.3)	(133.3)	(110.4)	4.7	4.9	215.1

Total	$2,642.7	$—	$2,642.7	$33.9	$57.4	$43.4	$1,583.0

Year Ended December 31, 2006	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

International Color and Engineered Materials	$510.7	$—	$510.7	$20.6	$13.4	$11.4	$366.4
Specialty Engineered Materials	88.4	24.9	113.3	(2.4)	3.1	11.4	56.3
Specialty Color, Additives and Inks	251.7	1.4	253.1	(4.1)	10.3	3.5	170.7
Performance Products and Solutions	1,047.5	118.7	1,166.2	73.4	23.5	10.2	573.1
PolyOne Distribution	724.1	8.7	732.8	19.2	1.5	0.3	164.6
Resin and Intermediates	—	—	—	102.9	0.2	—	270.9
Corporate and eliminations	—	(153.7)	(153.7)	(19.0)	5.1	4.3	178.8

Total	$2,622.4	$—	$2,622.4	$190.6	$57.1	$41.1	$1,780.8

68  POLYONE CORPORATION

In October 2006, we purchased the remaining 50% of our equity investment in DH Compounding from a wholly-owned subsidiary of The Dow Chemical Company for $10.2 million. DH Compounding is consolidated in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, and the results of operations were included in the accompanying consolidated statements of operations beginning October 1, 2006. DH Compounding is included in our Performance Products and Solutions operating segment.

Performance Products and Solutions also includes our GPA equity affiliate (owned 50%). For 2008, 2007 and 2006, Specialty Color, Additives and Inks includes earnings of BayOne equity affiliate (owned 50% by Specialty Inks and Polymer Systems). For 2006, Performance Products and Solutions includes earnings of DH Compounding equity affiliate (owned 50% by Producer Services) through September 30, 2006.

Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Amounts related to equity affiliates included in the segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(In millions)	2008	2007	2006

Earnings of equity affiliates:
Specialty Color, Additives and Inks	$3.5	$3.3	$3.5
Performance Products and Solutions	(0.1)	0.6	2.4
Resin and Intermediates	32.4	40.8	107.0

Subtotal	35.8	44.7	112.9
Minority interest	0.1	(0.2)	(0.8)
Corporate and eliminations	(4.7)	(16.8)	(0.1)

Total	$31.2	$27.7	$112.0

Investment in equity affiliates:
Specialty Color, Additives and Inks	$2.4	$2.2
Performance Products and Solutions	9.8	13.2
Resin and Intermediates	7.2	4.5
Corporate and eliminations	1.1	—

Total	$20.5	$19.9

Our sales are primarily to customers in the United States, Europe, Canada and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2008	2007	2006

Net sales:
United States	$1,718.4	$1,670.9	$1,743.6
Europe	528.8	513.7	442.6
Canada	295.8	291.7	287.6
Asia	182.4	152.5	135.7
Other	13.3	13.9	12.9
Long-lived assets:
United States	$505.6	$582.3	$563.3
Europe	180.1	189.7	169.9
Canada	13.0	73.0	62.1
Asia	31.3	31.4	26.3
Other	2.1	2.9	2.7

69  POLYONE CORPORATION

Note 18 —	WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(In millions)	2008	2007	2006

Weighted-average shares — basic:
Weighted-average shares outstanding	92.9	93.0	92.5
Less unearned portion of restricted stock awards included in outstanding shares	0.2	0.2	0.1

	92.7	92.8	92.4

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.7	92.8	92.4
Plus dilutive impact of stock options and stock awards	—	0.3	0.4

	92.7	93.1	92.8

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to FASB Statement No. 128, Earnings Per Share, when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the year ended December 31, 2008, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Outstanding stock options with exercise prices greater that the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 4.1 million, 6.4 million and 7.4 million at December 31, 2008, 2007 and 2006, respectively.

Note 19 —	FINANCIAL INSTRUMENTS

The following table summarizes the contractual amounts of our foreign exchange contracts as of December 31, 2008 and 2007. Foreign currency amounts are translated at exchange rates as of December 31, 2008 and 2007, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

	December 31, 2008		December 31, 2007

Currency (In millions)	Buy	Sell	Buy	Sell

U.S. dollar	$4.6	$29.7	$92.7	$—
Euro	8.9	4.5	—	95.0
Canadian dollar	20.4	—	—	—

The carrying amounts and fair values of our financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Cash and cash equivalents	$44.3	$44.3	$79.4	$79.4
Available for sale securities	0.2	0.2	0.8	0.8
Long-term debt
Revolving credit borrowings	40.0	40.0	—	—
7.500% debentures	50.0	30.0	50.0	42.5
8.875% senior notes	279.2	139.6	199.2	203.0
Medium-term notes	58.9	35.4	76.1	76.7
Other borrowings	—	—	5.3	5.3
Foreign exchange contracts	(0.3)	(0.3)	(2.3)	(2.3)
Interest rate swaps	—	—	(1.7)	(1.7)

Note 20 —	FAIR VALUE

The fair value of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In de termining fair value of financial assets and liabilities, we use various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not

70  POLYONE CORPORATION

require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

		Fair Value Measurement Used
			Quoted Prices in
	Recorded Value	Quoted Prices in	Active Markets for	Other
	as of	Active Markets for	Similar Instruments	Unobservable
(In millions)	December 31,	Identical Assets	and Observable	Inputs
Description	2008	(Level 1)	Inputs (Level 2)	(Level 3)

Available for sale securities	$0.2	$0.2	$—	$—
Foreign exchange contracts	(0.3)	—	(0.3)	—

Foreign exchange contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy.

Note 21 —	BUSINESS COMBINATION

Acquisition

On January 2, 2008, we acquired 100% of the outstanding capital stock of GLS, a global provider of specialty TPE compounds for consumer, packaging and medical applications, for a cash purchase price of $148.9 million including acquisition costs, net of cash received. GLS, with sales of $128.8 million for the year ended December 31, 2007, has been fully integrated into the Specialty Engineered Materials segment. This acquisition complements our global engineered materials business portfolio and accelerates our shift to specialization. The combination of GLS’s specialized TPE offerings, compounding expertise and brand, along with our extensive global infrastructure and commercial presence offers customers: enhanced technologies; a broader range of products, services and solutions; and expanded access to specialized, high-growth markets around the globe. The combinations of these factors are the drivers behind the excess of the purchase price over the fair value of the tangible assets and liabilities acquired.

Allocation of Purchase Price

The GLS acquisition was accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of January 2, 2008. Operating results of GLS are included in the accompanying consolidated statements of operations from the date of acquisition. During the quarter ended December 31, 2008, we finalized our assessment of the valuation of the acquired tangible and intangible assets and the allocation of the total consideration to identifiable assets and liabilities. The final allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the below table. This allocation is based upon valuations using our best estimates and assumptions. The resulting goodwill is anticipated to be fully deductible for income tax purposes.

The identifiable intangible assets subject to amortization, totaling $32.5 million, consist primarily of customer relationships and will be amortized over a remaining life of 14 years. The identifiable intangible asset not subject to amortization, totaling $33.2 million, consists of a trade name.

January 2,
(In millions)	2008

Current assets	$32.8
Property, plant and equipment	17.2
Identifiable intangible assets	65.7
Goodwill	44.1
Liabilities assumed	(9.0)

Net assets acquired	$150.8
Less cash acquired	(1.9)

Purchase price, net	$148.9

Note 22 —	SHAREHOLDERS’ EQUITY

In August 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

During 2008, we repurchased 1.25 million shares of common stock under this program at an average price of $7.12 per common share for approximately $8.9 million. There are 8.75 million shares available for repurchase under the program at December 31, 2008.

Note 23 —	SUBSEQUENT EVENTS

On January 15, 2009, we announced that we will enact further cost saving measures that include eliminating approximately 370 jobs

71  POLYONE CORPORATION

worldwide, implementing reduced work schedules for another 100 to 300 employees, closing our Niagara, Ontario facility and idling certain other capacity. Additionally, we are planning other actions that include freezing corporate officer salaries throughout 2009.

We expect to incur one-time pre-tax charges of approximately $45 million related to these actions, of which $18.3 million has been recorded during the fourth quarter of 2008. In total, these one-time charges will include cash costs of approximately $35 million related to severance and site closure costs with the remaining $10 million of non-cash costs related to asset write-downs and accelerated depreciation. We expect these actions will deliver pre-tax savings of approximately $25 to $30 million in 2009.

Note 24 —	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008 Quarters				2007 Quarters
(In millions, except per share data)	Fourth(2)	Third	Second	First	Fourth	Third	Second	First

Sales	$541.8	$735.1	$748.1	$713.7	$631.3	$664.8	$688.8	$657.8
Operating costs and expenses, net	716.5	733.8	724.1	693.6	612.7	688.4	676.4	631.3
Operating income (loss)	(174.7)	1.3	24.0	20.1	18.6	(23.6)	12.4	26.5
Net income (loss)	(282.6)	(5.6)	8.8	6.5	7.1	2.3	(5.4)	7.4

Basic and diluted earnings (loss) per share(1)	$(3.07)	$(0.06)	$0.09	$0.07	$0.08	$0.02	$(0.06)	$0.08

(1)	Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)	Fourth quarter 2008 results include the following:

Impact on
(In millions)	Operating Income (Expense)

Employee separation and plant phaseout	$(26.6)
Goodwill impairment	(170.0)

Impact on
(In millions)	Net Income (Loss)

Deferred tax valuation allowance	$(105.9)

72  POLYONE CORPORATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such disclosure controls and procedures are effective as of December 31, 2008.

Management’s annual report on internal control over financial reporting

The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2008 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2008, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 37 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2009 Annual Meeting of Shareholders (2009 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in PolyOne’s 2009 Proxy Statement.

The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in PolyOne’s 2009 Proxy Statement.

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

The information regarding executive officer and director compensation is incorporated by reference to the information contained in PolyOne’s 2009 Proxy Statement.

The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in PolyOne’s 2009 Proxy Statement.

73  POLYONE CORPORATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of December 31, 2008:

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to be	Exercise	Equity Compensation
	Issued Upon Exercise of	Price of Outstanding	Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,387,924	$9.12	4,826,654	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	7,387,924	$9.12	4,826,654

(1)	In addition to options, warrants and rights, the PolyOne Corporation 2008 Equity and Performance Incentive Plan authorizes the issuance of restricted stock, RSUs and performance shares. The 2008 Equity and Performance Incentive Plan limits the total number of shares that may be issued as one or more of these types of awards to 2,000,000. The number set forth in the table above also includes shares available under our existing Deferred Compensation Plan for Non-Employee Directors. This plan provides our non-employee Directors with a vehicle to defer their compensation in the form of shares. This plan provides that the aggregate number of our common shares that may be granted under the Deferred Compensation Plan for Non-Employee Directors in any fiscal year during the term of the plan will be equal to one-tenth of one percent (0.1%) of the number of our common shares outstanding as of the first day of that fiscal year. At the end of 2008, 11,921 common shares remained available under this plan and our current Directors had a total of 596,092 shares deferred as of December 31, 2008. The deferred shares are held in a trust and are currently part of our outstanding common shares.

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in PolyOne’s 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in PolyOne’s 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2008 and 2007 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in PolyOne’s 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(c) are incorporated by reference to Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP as of June 30, 2007 and for the six month period ended June 30, 2007 and the year period ended December 31, 2006.

Consolidated financial statements of SunBelt Chlor-Alkali Partnership as of December 31, 2008 and for each of the years in the three year period then ended.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

74  POLYONE CORPORATION

(a)(3) Exhibits.

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.I to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.II to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
4.4		Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)
10	.1+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.2+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.3+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.4+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.5+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.6+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.7+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.8+	Senior Executive Annual Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005, SEC File No. 1-16091)
10	.9+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.10+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.11+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.12+	Schedule of Executives with Management Continuity Agreements
10	.13+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.14+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10	.15+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10	.16+	Amended and Restated PolyOne Corporation Executive Severance Plan
10.17		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.18		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)

75  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.19		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.20		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.21		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.22		Amended and Restated Plant Services Agreement, between the Company and the B.F. Goodrich Company (incorporated by reference to Exhibit 10.13 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.23		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.24		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.25		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.26		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.27		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and OxyVinyls, LP (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.28		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.29		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.30		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.31		Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, SEC File No. 1-16091)
10	.32+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.33+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.34		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.35		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.36		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.37		Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.38		Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.39		Credit Agreement, dated January 3, 2008, by and among PolyOne Corporation, the lenders party thereto, Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008, SEC File No. 1-16091)

76  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10	.40+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008)
10	.41+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.42+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.43+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10.44		Registration Rights Agreement, dated as of April 10, 2008, between PolyOne Corporation and the Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)
18.1		Letter regarding Change in Accounting Principles (incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1		Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Senior Vice President and Chief Financial Officer
99.1		Audited Financial Statements of Oxy Vinyls, LP
99.2		Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

77  POLYONE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 23, 2009

By:	/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Stephen D. Newlin Stephen D. Newlin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2009

/s/ Robert M. Patterson Robert M. Patterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2009

/s/ J. Douglas Campbell J. Douglas Campbell	Director	February 20, 2009

/s/ Carol A. Cartwright Carol A. Cartwright	Director	February 20, 2009

/s/ Gale Duff-Bloom Gale Duff-Bloom	Director	February 20, 2009

/s/ Richard H. Fearon Richard H. Fearon	Director	February 20, 2009

/s/ Robert A. Garda Robert A. Garda	Director	February 20, 2009

/s/ Gordon D. Harnett Gordon D. Harnett	Director	February 20, 2009

/s/ Richard A. Lorraine Richard A. Lorraine	Director	February 20, 2009

/s/ Edward J. Mooney Edward J. Mooney	Director	February 20, 2009

/s/ William H. Powell William H. Powell	Director	February 20, 2009

/s/ Farah M. Walters Farah M. Walters	Director	February 20, 2009

78  POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.I to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.II to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
4.4		Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)
10	.1+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.2+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.3+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.4+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.5+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.6+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.7+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.8+	Senior Executive Annual Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005, SEC File No. 1-16091)
10	.9+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.10+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.11+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.12+	Schedule of Executives with Management Continuity Agreements
10	.13+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.14+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10	.15+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10	.16+	Amended and Restated PolyOne Corporation Executive Severance Plan
10.17		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.18		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.19		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.20		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)

  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.21		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.22		Amended and Restated Plant Services Agreement, between the Company and the B.F. Goodrich Company (incorporated by reference to Exhibit 10.13 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.23		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.24		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.25		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.26		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.27		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and OxyVinyls, LP (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.28		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.29		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.30		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.31		Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, SEC File No. 1-16091)
10	.32+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.33+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.34		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.35		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.36		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.37		Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.38		Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.39		Credit Agreement, dated January 3, 2008, by and among PolyOne Corporation, the lenders party thereto, Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008, SEC File No. 1-16091)
10	.40+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008)
10	.41+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.42+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.43+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10.44		Registration Rights Agreement, dated as of April 10, 2008, between PolyOne Corporation and the Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)

  POLYONE CORPORATION

Exhibit No.	Exhibit Description

18.1	Letter regarding Change in Accounting Principles (incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Senior Vice President and Chief Financial Officer
99.1	Audited Financial Statements of Oxy Vinyls, LP
99.2	Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

  POLYONE CORPORATION