Form 10-Q
period 2009-03-31
POLYONE CORP
filed 2009-05-06
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of May 1, 2009 was 92,387,514.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Sales	$463.4	$713.7
Cost of sales	404.2	628.8

Gross margin	59.2	84.9
Selling and administrative	70.2	72.9
Adjustment to impairment of goodwill	5.0	—
Income from equity affiliates	13.3	8.1

Operating (loss) income	(2.7)	20.1
Interest expense, net	(8.8)	(8.4)
Other expense, net	(6.6)	(2.0)

(Loss) income before income taxes	(18.1)	9.7
Income tax benefit (expense)	8.8	(3.2)

Net (loss) income	$(9.3)	$6.5

Basic and diluted (loss) earnings per common share	$(0.10)	$0.07

Weighted average shares used to compute (loss) earnings per common share:
Basic	92.2	92.9
Diluted	92.2	93.3

Dividends declared per share of common stock	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)
	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$122.5	$44.3
Accounts receivable, net	253.2	262.1
Inventories	158.3	197.8
Deferred income tax assets	0.2	1.0
Other current assets	15.9	19.9

Total current assets	550.1	525.1
Property, net	409.9	432.0
Investment in equity affiliates and nonconsolidated subsidiary	32.3	20.5
Goodwill	159.0	163.9
Other intangible assets, net	68.2	69.1
Deferred income tax assets	2.3	0.5
Other non-current assets	64.6	66.6

Total assets	$1,286.4	$1,277.7

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$39.6	$19.8
Short-term debt	21.2	6.2
Accounts payable	182.3	160.0
Accrued expenses	101.8	118.2

Total current liabilities	344.9	304.2
Long-term debt	388.8	408.3
Post-retirement benefits other than pensions	81.0	80.9
Pension benefits	207.2	225.0
Other non-current liabilities	83.0	83.4
Shareholders’ equity	181.5	175.9

Total liabilities and shareholders’ equity	$1,286.4	$1,277.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net (loss) income	$(9.3)	$6.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20.0	15.8
Deferred income tax benefit	(0.6)	(0.6)
Provision for doubtful accounts	1.0	2.1
Stock compensation expense	0.6	0.8
Adjustment to impairment of goodwill	5.0	—
Asset write-downs and impairment charges	1.2	—
Companies carried at equity:
Income from equity affiliates	(13.3)	(8.1)
Dividends and distributions received	1.4	0.9
Change in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	16.0	(51.7)
Decrease (increase) in inventories	35.8	(28.5)
Increase in accounts payable	25.7	45.6
(Decrease) increase in sale of accounts receivable	(14.2)	86.6
Increase (decrease) in accrued expenses and other	1.1	(12.3)

Net cash provided by operating activities	70.4	57.1

Investing Activities
Capital expenditures	(6.7)	(8.4)
Business acquisitions, net of cash acquired	—	(150.0)

Net cash used by investing activities	(6.7)	(158.4)

Financing Activities
Change in short-term debt	15.2	81.9
Repayment of long-term debt	—	(0.7)

Net cash provided by financing activities	15.2	81.2

Effect of exchange rate changes on cash	(0.7)	(0.1)

Increase (decrease) in cash and cash equivalents	78.2	(20.2)
Cash and cash equivalents at beginning of period	44.3	79.4

Cash and cash equivalents at end of period	$122.5	$59.2

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2008 of PolyOne Corporation.
Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2009.
Reclassification — Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period.
Our presentation of certain expenses within the accompanying condensed consolidated statements of operations was changed. Depreciation expense recorded in connection with the manufacture of our products sold during each reporting period is now included in Cost of sales. Depreciation expense not associated with the manufacture of our products and amortization expense are now included in Selling and administrative. Depreciation and amortization were previously combined and reported in Depreciation and amortization. In connection with these reclassifications, we added the caption Gross margin to the accompanying consolidated statements of operations. We believe this change in presentation provides a more meaningful measure of cost of sales and selling and administrative expenses and that gross margin is a widely accepted measure of performance. The following table provides the amounts reclassified for the three-month period ended March 31, 2008:

Three Months Ended
(In millions)	March 31, 2008

Amounts reclassified:
Cost of sales	$11.4
Selling and administrative expenses	4.4
Depreciation and amortization	(15.8)

Total costs and expenses	$—

Also, we netted Interest income of $0.8 million for the three months ended March 31, 2008 into Interest expense resulting in one line on the consolidated statement of operations, Interest expense, net.
These reclassifications have no effect on total assets, total shareholders’ equity, net income (loss) or cash flows as previously presented.
Note 2 — New Accounting Pronouncements
FASB Staff Position 157-2 — In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, that delayed the effective date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We adopted FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities on

January 1, 2009 and it did not have a material impact on our financial statements. See Note 15, Fair Value, for information on our assets and liabilities measured at fair value.
SFAS No. 141 (revised 2007) — In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures of business combinations. FASB Statement No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
SFAS No. 161 — In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. FASB Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB Statement No. 161 is effective for fiscal years beginning after November 15, 2008. We adopted FASB Statement No. 161 on January 1, 2009 and it did not have a material impact on our financial statements. See Note 16, Derivatives, for information on our derivatives and the disclosures required under FASB Statement No. 161.
Note 3 — Goodwill
In accordance with FASB Statement No. 141, Business Combinations, purchase accounting requires that the total purchase price of acquisitions be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The following table details the changes in the carrying amount of goodwill during the three months ended March 31, 2009:

Three Months Ended
(In millions)	March 31, 2009

Balance at beginning of the period	$163.9
Acquisition of businesses	—
Adjustment to December 31, 2008 Step 2 analysis	(5.0)
Translation and other adjustments	0.1

Balance at end of the period	$159.0

Goodwill as of March 31, 2009 and December 31, 2008, by operating segment, was as follows:

	March 31,	December 31,
(In millions)	2009	2008

International Color and Engineered Materials	$72.1	$72.0
Specialty Engineered Materials	44.1	44.1
Specialty Color, Additives and Inks	33.8	33.8
Performance Products and Solutions	7.4	12.4
PolyOne Distribution	1.6	1.6

Total	$159.0	$163.9

As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we concluded that indicators of potential impairment were present and evaluated the carrying values of goodwill and intangible and other long-lived assets. Based on the results of this preliminary review, we recorded a non-cash impairment charge to reduce the carrying value of goodwill to its estimated fair value. The non-cash impairment charge recognized in the fourth quarter of 2008 was $170.0 million. This charge was measured and recognized on an estimated basis following the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, as described below.
The measurement of goodwill impairment consists of two steps. In the first step, which we completed in the fourth quarter of 2008, we compared the fair value of each reporting unit to its carrying value, and determined that the fair value of both the Geon Compounds and Specialty Coatings reporting units (reporting units within Performance Products and Solutions) was less than their corresponding carrying values. Following that determination, we performed a second step in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value. The calculation of the goodwill impairment in this second step includes hypothetically valuing all of the tangible and intangible assets of the impaired reporting units as if the reporting units had been acquired in a business combination. Due to the extensive work involved in performing these valuations, we initially recognized an estimated impairment loss and indicated that the final impairment measurement would be completed during the first quarter of 2009, with any resulting adjustments recorded upon completion of the analysis.
As a result of the completion of the step two analysis, we determined that the final goodwill impairment charge as of December 31, 2008 was $175.0 million, which consisted of $147.8 million and $27.2 million for the Geon Compounds and Specialty Coatings reporting units, respectively. This represents an increase in the goodwill impairment charge for Specialty Coatings of $12.4 million and a decrease for Geon Compounds of $7.4 million, as compared to the preliminary estimates recorded in the fourth quarter of 2008. The difference of $5.0 million as compared to our preliminary estimated charge of $170.0 million was recorded in the first quarter of 2009.
This adjustment is recorded in the accompanying consolidated statements of operations on the line Adjustment to impairment of goodwill and is reflected on the line Corporate and eliminations in Note 13, Segment Information.
Note 4 — Inventories
Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2009	2008

At FIFO or average cost, which approximates current cost:
Finished products	$109.7	$127.4
Work in process	3.3	2.1
Raw materials and supplies	78.5	109.9

	191.5	239.4
Reserve to reduce certain inventories to LIFO cost basis	(33.2)	(41.6)

	$158.3	$197.8

Note 5 — Property

	March 31,	December 31,
(In millions)	2009	2008

Land and land improvements	$40.7	$40.7
Buildings	277.9	278.6
Machinery and equipment	902.0	912.0

	1,220.6	1,231.3
Less accumulated depreciation and amortization	(810.7)	(799.3)

	$409.9	$432.0

During the first quarter of 2009, we recorded $5.4 million of accelerated depreciation related to the restructuring of certain manufacturing assets. See Note 9, Employee Separation and Plant Phaseout, for further discussion.
Note 6 — Income Taxes
For the first quarter of 2009, we recorded an income tax benefit of $8.8 million compared to income tax expense of $3.2 million in the first quarter of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them as well as changes to our unrealized tax benefits.
We have increased existing valuation allowances against our deferred tax assets by $5.4 million in accordance with FASB Statement No. 109, Accounting for Income Taxes. This non-cash charge to income tax expense relates to various U.S. federal and state and local and foreign deferred tax assets. Taking this charge has no impact on our ability to utilize any of these deferred tax assets in future periods. We review all valuation allowances related to deferred tax assets and will reverse these charges, partially or totally, when appropriate under FASB Statement No. 109.
We have adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. In accordance with FIN 48, we have recognized $10.0 million of income tax benefits and related interest income due to the favorable settlement of a foreign tax audit. We recognize interest and penalties related to unrecognized income tax benefits in the provision for income taxes.
Note 7 — Investment in Equity Affiliates
SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of our equity investments and is reported within the Resin and Intermediates segment. We own 50% of SunBelt.
The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008

SunBelt:
Sales	$52.5	$42.2
Operating income	$27.5	$16.5
Partnership income as reported by SunBelt	$25.5	$14.4
PolyOne’s ownership of SunBelt	50%	50%

Earnings of equity affiliate recorded by PolyOne	$12.8	$7.2

	March 31,	December 31,
(In millions)	2009	2008

Current assets	$50.3	$22.4
Non-current assets	105.2	107.7

Total assets	155.5	130.1

Current liabilities	21.5	19.7
Non-current liabilities	97.5	97.5

Total liabilities	119.0	117.2

Partnership capital	$36.5	$12.9

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

	Three Months Ended
	March 31,
(In millions)	2009	2008

As reported by other equity affiliates:
Net sales	$20.2	$30.1
Operating income	$1.1	$2.7
Partnership income	$1.0	$1.8

Equity affiliate earnings recorded by PolyOne	$0.5	$0.9
Note 8 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended
	March 31,
(In millions)	2009	2008

Weighted-average shares outstanding — basic	92.2	92.9

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.2	92.9
Plus dilutive impact of stock options and stock awards	—	0.4

	92.2	93.3

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to FASB Statement No. 128, Earnings Per Share, when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the quarter ended March 31, 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.
Outstanding stock options with exercise prices greater than the average price of the common shares and certain awards are anti-dilutive and are not included in the computation of diluted earnings per share. For the quarter ended March 31, 2008, 6.9 million of these options and awards were excluded from the computation of diluted earnings per share. Since we reported a net loss for the first quarter of 2009, all stock options and awards, which totaled 7.8 million at March 31, 2009, have been excluded from the computation of the diluted loss per share because their effect would have been anti-dilutive.
Note 9 — Employee Separation and Plant Phaseout
Management has undertaken certain restructuring initiatives to improve profitability and, as a result, we have incurred employee separation and plant phaseout costs. Employee separation and plant phaseout costs are reflected on the line Corporate and eliminations in Note 13, Segment Information. For further discussion of these initiatives, see Note 4, Employee Separation and Plant Phaseout, of the consolidated financial statements and the accompanying notes included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2008.

A summary of total employee separation and plant phaseout costs for the three-month periods ended March 31, 2009 and 2008, including where the charges are recorded in the accompanying condensed consolidated statements of operations, follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008

Cost of sales	$9.8	$—
Selling and administrative	0.3	—

Total employee separation and plant phaseout	$10.1	$—

Included in Cost of sales for the three-month period ended March 31, 2009 was a charge of $5.4 million for accelerated depreciation on assets related to these restructuring initiatives. Cash payments during the three-month periods ended March 31, 2009 and 2008 were $8.0 million and $0.5 million, respectively.
In July 2008, we announced the restructuring of certain manufacturing assets, primarily in North America, which involves the closure of seven production facilities in North America and one in the United Kingdom, resulting in a net reduction of approximately 150 positions. In January 2009, we announced further cost saving measures that include eliminating approximately 370 jobs worldwide, implementing reduced work schedules for another 100 to 300 employees, closing our Niagara, Ontario facility and idling certain other capacity. We expect to incur one-time pre-tax charges of approximately $66 million related to these actions, of which $38.3 million was recorded in 2008 and $10.1 million was recorded in the first quarter of 2009. In total, these one-time charges include cash costs of approximately $38 million related to severance and site closure costs with the remaining $28 million related to asset write-downs and accelerated depreciation. As of March 31, 2009, approximately $26 million of the cash costs remain to be paid. The following table details the charges and changes to the reserves associated with these restructuring initiatives for the quarter ended March 31, 2009:

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset
(In millions, except employee numbers)	Employees	Costs	Closure	Write-downs	Total

Realignment of certain manufacturing plants
Balance at January 1, 2009	526	$23.7	$0.7	$—	$24.4
Charge	129	0.9	2.3	6.9	10.1
Utilized	(348)	(5.7)	(2.2)	(6.9)	(14.8)
Impact of foreign currency translation	—	(0.8)	—	—	(0.8)

Balance at March 31, 2009	307	$18.1	$0.8	$—	$18.9

In addition to the above, during the three-month periods ended March 31, 2009 and 2008, we paid $0.1 million and $0.3 million, respectively, related to executive severance. Our liability for unpaid severance costs was $0.9 million at March 31, 2009 and will be paid over the next 17 months.

Note 10 — Employee Benefit Plans
Components of defined benefit pension plan costs and post-retirement health care benefit plan costs are as follows:

	Three Months Ended March 31,
	Pension Benefits		Health Care Benefits
(In millions)	2009	2008	2009	2008

Service cost	$0.3	$0.3	$0.1	$0.1
Interest cost	7.8	8.1	1.4	1.5
Expected return on plan assets	(5.3)	(8.3)	—	—
Amortization of unrecognized losses, transition obligation and prior service costs, including curtailment gain recognized in 2009	5.1	2.0	(0.9)	(1.1)

	$7.9	$2.1	$0.6	$0.5

On January 15, 2009, our Board of Directors approved and adopted changes to the Geon Pension Plan (Geon Plan), the Benefit Restoration Plan (BRP), the voluntary retirement savings plan (RSP) and the Supplemental Retirement Benefit Plan (SRP). Effective March 20, 2009, the amendments permanently froze future benefit accruals and provided that participants will not receive credit under the Geon Plan or the BRP for any eligible earnings paid on or after that date. All accrued benefits under the Geon Plan and the BRP will remain intact, and service credits for vesting and retirement eligibility will continue in accordance with the terms of the Geon Plan and the BRP. The amendments to the RSP and SRP provide that transition contributions under the RSP and the SRP were eliminated after March 20, 2009.
Note 11 — Financing Arrangements
Short-term debt — At March 31, 2009, $18.4 million of short-term notes issued by certain of our European subsidiaries were outstanding. These short-term notes have maturities of less than one year, are renewable with the consent of both parties and are prepayable.
The weighted-average interest rate on total short-term borrowings was 3.1% at March 31, 2009.
Through our Spanish subsidiary, we factor a portion of our accounts receivable through factoring transactions. As of March 31, 2009, all factoring transactions were with recourse to the seller. These transactions do not meet the requirements of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for asset derecognition. Consequently, as of March 31, 2009, $2.8 million of receivables sold through factoring transactions are recorded in the consolidated balance sheet in Accounts receivable, net. A corresponding liability, amounting to $2.8 million related to the advance cash received from the factoring agent, is recorded in Short-term debt.

Long-term debt — Long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in millions)	2009(1)	2008(1)

8.875% senior notes due 2012	$279.3	$279.2
7.500% debentures due 2015	50.0	50.0
Medium-term notes:
6.91% medium-term notes due 2009	19.9	19.8
6.52% medium-term notes due 2010	19.7	19.6
6.58% medium-term notes due 2011	19.5	19.5
Revolving credit facility borrowings, facility expires 2011	40.0	40.0

Total long-term debt	$428.4	$428.1
Less current portion	39.6	19.8

Total long-term debt, net of current portion	$388.8	$408.3

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.
We are exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the market risk faced by PolyOne from December 31, 2008 to March 31, 2009.
Note 12 — Sale of Accounts Receivable
Accounts receivable consist of the following:

	March 31,	December 31,
(In millions)	2009	2008

Trade accounts receivable	$123.1	$141.6
Retained interest in securitized accounts receivable	136.5	127.2
Allowance for doubtful accounts	(6.4)	(6.7)

	$253.2	$262.1

Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility. As of March 31, 2009, there was $106.3 million of availability remaining under the accounts receivable sale facility. For liquidity purposes, we reduce this by $40.0 million because we are not permitted to borrow the last $40.0 million when our fixed charge coverage ratio is less than 1:1. Accordingly, we have $66.3 million of net availability under the accounts receivable sale facility as of March 31, 2009.
As of March 31, 2009 and December 31, 2008, accounts receivable totaling $136.5 million and $141.4 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of March 31, 2009, PFC and PFCC had not sold any of their undivided interests in accounts receivable. As of December 31, 2008, PFC and PFCC had sold $14.2 million of their undivided interests in accounts receivable.
We retain an interest in the difference between the amount of trade receivables sold by us to PFC and PFCC and the undivided interest sold by PFC and PFCC as of March 31, 2009 and December 31, 2008. As a result, the interest retained by us was $136.5 million and $127.2 million, as of March 31, 2009 and December 31, 2008, respectively, and was included in Accounts receivable, net on the accompanying condensed consolidated balance sheets.

The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.4 million was used at March 31, 2009.
Note 13 — Segment Information
During the second quarter of 2008, we announced that Producer Services, formerly included in All Other, was combined with Geon Performance Polymers to form the Performance Products and Solutions operating segment. In addition, North American Color and Additives and Specialty Inks and Polymer Systems, both formerly included in All Other, were combined to form a new operating segment named Specialty Color, Additives and Inks. As a result of these changes to our segment structure, prior period segment information was reclassified. These changes had no material impact on segment results.
Segment information for the three-month periods ended March 31, 2009 and 2008, follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)

International Color and Engineered Materials	$94.1	$94.1	$(0.4)	$165.2	$165.2	$7.8
Specialty Engineered Materials	45.9	51.4	0.4	58.2	64.5	2.9
Specialty Color, Additives and Inks	44.3	44.8	0.5	57.7	58.4	2.8
Performance Products and Solutions	142.6	158.8	8.7	232.9	259.3	8.3
PolyOne Distribution	136.5	136.9	4.9	199.7	201.1	5.5
Resin and Intermediates	—	—	11.7	—	—	5.9
Corporate and eliminations	—	(22.6)	(28.5)	—	(34.8)	(13.1)

Total	$463.4	$463.4	$(2.7)	$713.7	$713.7	$20.1

Note 14 — Commitments and Contingencies
We have been notified by certain federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of certain environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We believe that our potential continuing liability with respect to these sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition.
During the three-month periods ended March 31, 2009 and 2008, we recorded $1.5 million and $1.6 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During these same periods, we did not receive any proceeds from insurance recoveries.
Based on estimates that were prepared by our environmental engineers and consultants, we had accruals totaling $80.1 million at March 31, 2009 and $84.6 million at December 31, 2008 to cover probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2009. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 13, Commitments and Related-Party Information, to the consolidated financial statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2008.

We guarantee $54.8 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal annual installments through 2017.
Note 15 — Fair Value
The fair value of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.
We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

(In millions)		Fair Value Measurement Used
Quoted Prices in
		Quoted Prices in	Active Markets for	Other
	Recorded Value	Active Markets for	Similar Instruments	Unobservable
	as of	Identical Assets	and Observable	Inputs
Description	March 31, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Available for sale securities	$0.2	$0.2	$—	$—
Foreign exchange contracts	(1.2)	—	(1.2)	—
Foreign exchange contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy.
The following table presents information about our nonfinancial assets measured at fair value on a nonrecurring basis as of March 31, 2009:

(In millions)		Fair Value Measurement Used
Quoted Prices in
Active Markets
		Quoted Prices in	for Similar	Other
	Recorded Value	Active Markets	Instruments and	Unobservable
	as of	for Identical	Observable	Inputs	Total Gains
Description	March 31, 2009	Assets (Level 1)	Inputs (Level 2)	(Level 3)	(Losses)

Goodwill	$159.0	$—	$—	$159.0	$(5.0)
In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangibles, goodwill with a carrying amount of $334.0 million was written down to its implied fair value of $159.0 million, resulting in an impairment charge of $175.0 million, of which $170.0 million was included in earnings for the three-month period ended December 31, 2008 and $5.0 million was included in earnings for the three-month period ended March 31, 2009.

We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these two methods provides reasonable estimates of a reporting unit’s fair value and that these estimates are consistent with how we believe a market participant would view the reporting units’ fair values. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping and the cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, management believes that the combination of these two methods provides a reasonable approach to estimate the fair value of our reporting units.
The market approach estimates fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units. The key estimates and assumptions that are used to determine fair value under this approach include trailing twelve-month EBITDA and projected EBITDA based on consensus estimates as reported by a third-party resource, which would approximate a market participant’s view, to determine the market multiples to calculate the enterprise value.
The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections.
Note 16 — Derivatives
We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange risk. Foreign exchange contracts are entered into to manage foreign exchange risk associated with intercompany lending transactions denominated in various foreign currencies. These derivative instruments are not treated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.
The following table summarizes the notional amounts of our foreign exchange contracts at March 31, 2009:

	March 31, 2009
Currency (In millions)	Buy	Sell

U.S. Dollar	$60.5
Euro		€42.4
British pound		£3.8

The table below summarizes derivative information at March 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In millions)	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments under FASB Statement No. 133:
Foreign exchange forwards	Other current assets	$0.1	Accrued expenses	$(1.3)
For the three-month period ended March 31, 2009, we recognized a loss of $2.2 million on foreign exchange forwards not designated as hedging instruments under FASB Statement No. 133. This loss is included in Other expense, net.
Certain of our derivative instruments contain provisions that require collateral and require us to increase collateral if the market value of the hedge is at a deficit of more than $150,000. If we fail to meet this requirement, we would be in violation of those provisions and the counterparty could request immediate payment on derivative instruments in net liability positions.
Note 17 — Shareholders’ Equity and Comprehensive Income
The following table sets forth the reconciliation of net (loss) income to comprehensive income:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net (loss) income	$(9.3)	$6.5
Amortization of unrecognized losses, transition obligation and prior service costs[1]	3.9	0.6
Net gain occurring in the year due to plan amendments (See Note 10)	18.5	—
Translation adjustment	(8.4)	5.0
Unrecognized loss on available-for-sale securities	—	(0.1)

Total comprehensive income	$4.7	$12.0

[1]	Net of tax of $0.0 and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. We also have three equity investments: one in a manufacturer of caustic soda and chlorine; one in a manufacturer of PVC compound products; and one in a formulator of polyurethane compounds. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, Europe and Asia and equity investments in North America and South America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).
Highlights and Executive Summary
While our first quarter earnings reflect the unfavorable impact of a decline in economic activity, this has been partially offset by improved gross margin percentages and lower selling and administrative expenses. Our volumes in the first quarter of 2009 declined 33.8% compared to the first quarter of 2008, and 7.7% sequentially. First quarter 2009 sales declined 35.1% and 14.5% compared to the first quarter of 2008 and the fourth quarter of 2008, respectively. Operating income in the first quarter of 2009 was $22.8 million lower than first quarter 2008, and included a $10.1 million increase, in charges for restructuring and employee separation, a $5.0 million adjustment to our estimated year-end goodwill impairment charge of $170.0 million and an unfavorable foreign exchange impact of $1.2 million. Volumes declined for all segments as a result of the global recession. The operating income impact of this decline in volumes was partially offset by improved gross margins in percentage terms due to lower raw material costs and restructuring savings. Selling and administrative expenses have also declined, despite significantly higher pension expense, as a result of restructuring savings and reductions in discretionary spending.
The $15.8 million decline in net income was due to the items discussed in the paragraph above, higher interest due to higher average borrowings and higher Other expense, net due to foreign exchange losses. Offsetting these unfavorable items was the recognition of $10.0 million of income tax benefits and related interest income due to the favorable settlement of a foreign tax audit.
In response to the economic and industry dynamics discussed above, we focused on reducing working capital investment to improve liquidity during the first quarter. From year-end, our liquidity has increased $23.1 million to $188.8 million. While our borrowing capacity on the accounts receivable facility has declined, we have more than made up for it with cash on the balance sheet. We also continued to invest in our Lean Six Sigma (LSS) and black belt training and have identified nearly 70 projects focused on improving our profitability within the next twelve months. As of the end of March 2009, we successfully executed the restructuring actions announced in July 2008 and January 2009 in terms of all identified facilities being shutdown and product lines transitioned to new facilities. Additionally, as of March 31, 2009, the announced reductions in headcount had been substantially completed with cash severance and other termination payments occurring by year-end.
Selected financial data, a discussion of the aforementioned impact of these events on PolyOne, and a comparative review of performance in the first quarter of 2009 as compared to the first quarter of 2008 are provided below. An outlook is provided thereafter.
Selected Financial Data

	Three- month period ended
	March 31,
(In millions)	2009	2008
Sales	$463.4	$713.7
Operating (loss) income	$(2.7)	$20.1
Net (loss) income	$(9.3)	$6.5

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$122.5	$44.3
Accounts receivable facility availability	66.3	121.4

Liquidity	$188.8	$165.7

Debt, short- and long-term	$449.6	$434.3
Three-Month Period Ended March 31, 2009 vs. Three-Month Period Ended March 31, 2008
Aggregate sales decreased $250.3 million, or 35.1%, in the first quarter of 2009 as compared to the first quarter of 2008. The global recession negatively impacted all of our operating segments, most significantly our international segment.
Operating income in the first quarter of 2009 was $22.8 million lower than first quarter 2008, and included a $10.1 million increase, quarter over quarter, in charges for restructuring and employee separation, a $5.0 million adjustment to our estimated year-end goodwill impairment charge and an unfavorable foreign exchange impact of $1.2 million. Volumes declined for all segments as a result of the global recession. On a percentage of sales basis, gross margin and selling and administrative expenses improved in the first quarter of 2009 as compared to the first quarter of 2008 driven by effective price management in a declining raw material cost environment and tight control of our operating and discretionary costs.
The $15.8 million decline in net income was due to the net unfavorable items impacting operating income, higher interest due to higher average borrowing and higher Other expense, net due to foreign exchange losses. Offsetting these unfavorable items was the recognition of $10.0 million of income tax benefits and related interest income due to the favorable settlement of a foreign tax audit.
Liquidity increased $23.1 million as a result of a $78.2 million increase in our cash and cash equivalents driven by substantially lower working capital investment in the first quarter of 2009 as compared with the same period in 2008, partially offset by less availability under our accounts receivable facility resulting from lower sales in the first quarter of 2009 as compared with the fourth quarter of 2008. The increase in total debt resulted from an increase in short-term borrowings in Europe.
Outlook
Despite significantly lower demand during the first quarter, we are encouraged as monthly revenues are showing some sequential improvement. This may be an indication that customer inventory destocking is nearing an end and/or that demand is recovering albeit slightly. That being said, we expect the balance of 2009 to be challenging as transportation and building and construction markets continue to search for a bottom. We further expect it will take our international operations longer to emerge from the recession, however, they stand to benefit the most from sequential earnings improvement as our restructuring actions take effect.
We will continue to focus on reducing working capital, improving cash flow and liquidity as our near-term priority. While we will invest in key initiatives, we expect to do so at a more moderate pace than in the past and this will be observable in reduced discretionary spending and capital spending.
We have limited near-term maturities of debt that we expect to fund with cash flow from operations. Given our current expectations, we see no reason to seek alternate or incremental financing at this time.

Results of Operations

			Variances—Favorable
	Three Months Ended March 31,		(Unfavorable)
(Dollars in millions, except per share data)	2009	2008	Change	% Change

Sales	$463.4	$713.7	$(250.3)	(35.1)%

Cost of sales	404.2	628.8	224.6	35.7%

Gross margin	59.2	84.9	(25.7)	(30.3)%
Selling and administrative	70.2	72.9	2.7	3.7%
Adjustment to impairment of goodwill	5.0	—	(5.0)	NM
Income from equity affiliates and minority interest	13.3	8.1	5.2	64.2%

Operating (loss) income	(2.7)	20.1	(22.8)	(113.4)%
Interest expense, net	(8.8)	(8.4)	(0.4)	(4.8)%
Other expense, net	(6.6)	(2.0)	(4.6)	NM

Income (loss) before income taxes	(18.1)	9.7	(27.8)	(286.6)%
Income tax (expense) benefit	8.8	(3.2)	12.0	375.0%

Net (loss) income	$(9.3)	$6.5	$(15.8)	(243.1)%

Basic and diluted (loss) earnings per common share	$(0.10)	$0.07

NM — Not meaningful
Sales
Aggregate sales declined $250.3 million, or 35.1%, in the first quarter of 2009 due to the effects of the global recession. The components of this decrease include the unfavorable impact of the decline in volumes, which reduced sales by 34%, the unfavorable impact of foreign exchange on sales of 4.0%, and the favorable impact of price and mix on sales of 2.9%. The breadth of impact of the decline in volumes affected sales results in all of our global operations with the largest percentage declines in sales occurring in our International Color and Engineered Materials operating segment and the Performance Product and Solutions operating segment. In North America and Europe, the reduction in demand related to transportation and building and construction markets was a significant driver of the decline in sales. Our Asian operations were mostly impacted by the decline in demand for electrical and electronic products exported to the United States.
Cost of Sales
These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. As a percentage of sales, these costs declined to 87.2% of sales in the first quarter of 2009 as compared to 88.1% in the first quarter of 2008. Charges related to environmental remediation and plant related restructurings were $11.3 million in the first quarter of 2009 as compared to $1.6 million in the first quarter of 2008. The quarter-over-quarter increase in these types of charges was due to two restructuring programs that were announced on July 28, 2008 and January 15, 2009, respectively. Lower raw material costs driven by deflationary factors in the global plastics and chemicals industry and the realization of restructuring savings lowered Cost of sales.
Selling and Administrative
These costs include selling, technology, administrative functions and corporate and general expenses. Selling and administrative costs decreased $2.7 million, or 3.7%, in the first quarter of 2009 as compared to the first quarter of 2008. Increased pension expense of $5.8 million and unfavorable foreign exchange was more than offset by restructuring savings and reductions in discretionary spending.
Adjustment to Impairment of Goodwill
As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we concluded that indicators of potential impairment were present and evaluated the carrying values of goodwill and intangible and other long-lived assets. Based on the results of this preliminary review, we recorded a non-cash impairment charge to reduce the carrying value of goodwill to its estimated fair value. The non-cash impairment charge recognized in the fourth quarter of 2008 was $170.0 million. This charge was measured and recognized on an estimated basis following the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, as described below.
The measurement of goodwill impairment consists of two steps. In the first step, which we completed in the fourth quarter of 2008, we compared the fair value of each reporting unit to its carrying value, and determined that the fair value of both the Geon Compounds and Specialty Coatings reporting units (reporting units within Performance Products and Solutions) was less than their corresponding carrying values. Following that determination, we performed a second step in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value. The calculation of the goodwill impairment in this second step includes hypothetically valuing all of the tangible and intangible assets of the impaired reporting units as if the reporting units had been acquired in a business combination. Due to the extensive work involved in performing these valuations, we initially recognized an estimated impairment loss and indicated that the final impairment measurement would be completed during the first quarter of 2009, with any resulting adjustments recorded upon completion of the analysis.
As a result of the completion of the step two analysis, we determined that the final goodwill impairment charge as of December 31, 2008 was $175.0 million, which consisted of $147.8 million and $27.2 million for the Geon Compounds and Specialty Coatings reporting units, respectively. This represents an increase in the goodwill impairment charge for Specialty Coatings of approximately $12.4 million and a decrease for Geon Compounds of $7.4 million, as compared to the preliminary estimates recorded in the fourth quarter of 2008. The difference of approximately $5.0 million as compared to our preliminary estimated charge of $170.0 million was recorded in the first quarter of 2009.
This adjustment is recorded in the accompanying consolidated statements of operations on the line Adjustment to impairment of goodwill and is reflected on the line Corporate and eliminations in Note 13, Segment Information.
Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Three Months Ended March 31,
(In millions)	2009	2008

SunBelt	$12.8	$7.2
Other equity affiliates	0.5	0.9

	$13.3	$8.1

During the first quarter of 2009, income from equity affiliates increased $5.2 million, or 64.2% compared to the comparable period in 2008, due primarily to increased earnings from our Sunbelt joint venture, which was driven by expanded margins resulting from higher caustic soda prices which offset the unfavorable impact of lower demand for chlorine.
Interest Expense, Net
The increase in interest expense in the first quarter of 2009 as compared to the first quarter of 2008 is largely the result of 16.6% higher average borrowing levels over the first quarter of 2009 as compared to the first quarter of 2008.
Included in Interest expense, net for the three months ended March 31, 2009 and 2008 is interest income of $0.8 million and $0.8 million, respectively.

Other Expense, Net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items are as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Currency exchange loss	$(4.2)	$(0.1)
Foreign exchange contracts loss	(2.2)	(0.2)
Discount on sale of trade receivables	(0.3)	(1.5)
Other income (expense), net	0.1	(0.2)

Other expense, net	$(6.6)	$(2.0)

In the first quarter, we recorded $6.4 million in foreign currency-related losses. This loss was primarily attributable to Euro-denominated exposures that were not hedged in connection with the transition of treasury management services to new providers. As of the end of the quarter ended March 31, 2008, these exposures had been hedged.
Income Tax (Expense) Benefit
For the first quarter of 2009, we recorded an income tax benefit of $8.8 million compared to income tax expense of $3.2 million in the first quarter of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them as well as changes to our unrealized tax benefits.
We have increased existing valuation allowances against our deferred tax assets by $5.4 million in accordance with FASB Statement No. 109, Accounting for Income Taxes. This non-cash charge to income tax expense relates to various U.S. federal and state and local and foreign deferred tax assets. Taking this charge has no impact on our ability to utilize any of these deferred tax assets in future periods. We review all valuation allowances related to deferred tax assets and will reverse these charges, partially or totally, when appropriate under FASB Statement No. 109.
We have adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. In accordance with FIN 48, we have recognized $10.0 million of income tax benefits and related interest income due to the favorable settlement of a foreign tax audit. We recognize interest and penalties related to unrecognized income tax benefits in the provision for income taxes.
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
As a result of these changes to PolyOne’s segment structure, prior period segment information was reclassified to conform to the 2009 presentation. These changes had no material impact on segment results.

Sales and Operating Income (Loss) — Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008:

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008	Change	% Change
Sales:
International Color and Engineered Materials	$94.1	$165.2	$(71.1)	(43.0)%
Specialty Engineered Materials	51.4	64.5	(13.1)	(20.3)%
Specialty Color, Additives and Inks	44.8	58.4	(13.6)	(23.3)%
Performance Products and Solutions	158.8	259.3	(100.5)	(38.8)%
PolyOne Distribution	136.9	201.1	(64.2)	(31.9)%
Corporate and eliminations	(22.6)	(34.8)	12.2	35.1%

	$463.4	$713.7	$(250.3)	(35.1)%

Operating income (loss):
International Color and Engineered Materials	$(0.4)	$7.8	$(8.2)	(105.1)%
Specialty Engineered Materials	0.4	2.9	(2.5)	(86.2)%
Specialty Color, Additives and Inks	0.5	2.8	(2.3)	(82.1)%
Performance Products and Solutions	8.7	8.3	0.4	4.8%
PolyOne Distribution	4.9	5.5	(0.6)	(10.9)%
Resin and Intermediates	11.7	5.9	5.8	98.3%
Corporate and eliminations	(28.5)	(13.1)	(15.4)	(117.6)%

	$(2.7)	$20.1	$(22.8)	(113.4)%

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	(0.4)%	4.7%	(5.1)% points
Specialty Engineered Materials	0.8%	4.5%	(3.7)% points
Specialty Color, Additives and Inks	1.1%	4.8%	(3.7)% points
Performance Products and Solutions	5.5%	3.2%	2.3 % points
PolyOne Distribution	3.6%	2.7%	0.9 % points
Total	(0.6)%	2.8%	(3.4)% points
International Color and Engineered Materials
Sales decreased $71.1 million, or 43.0%, in the first quarter of 2009 compared to the first quarter of 2008 driven by a 37.9% decline in volume due to the impact of the global recession in Europe and Asia and the unfavorable impact of foreign exchange, which lowered sales by $17.8 million, or 10.8%. Operating income declined $8.2 million in the first quarter of 2009 compared to the first quarter of 2008 driven by lower volumes, as described above, and the unfavorable impact of foreign exchange of $1.1 million. Both of these items offset slightly higher margins due to a more specialized sales mix and aggressive cost containment programs.
Specialty Engineered Materials
Sales decreased $13.1 million, or 20.3%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the unfavorable impact of the recession on demand for products used in North America. Volumes were down 30.1% versus the first quarter of 2008. Operating income decreased $2.5 million in the first quarter of 2009 compared to the first quarter of 2008 driven primarily by the decline in volumes due to the factors discussed above.
Specialty Color, Additives and Inks
Sales decreased $13.6 million, or 23.3%, in the first quarter of 2009 compared to the first quarter of 2008 due to a decline in volumes of 28.3%. Operating income declined $2.3 million driven by lower volumes, which were partially offset by the benefits of a more profitable sales mix, lower raw material costs and cost reduction initiatives in operations and selling and administrative costs.

Performance Products and Solutions
Sales decreased $100.5 million, or 38.8%, in the first quarter of 2009 compared to the first quarter of 2008 due to a 38.6% decline in volume driven by the continued downturn in the North American building and construction market and the broader downturn in the U.S. economy. Operating income increased $0.4 million, or 4.8%, in the first quarter of 2009 compared to the first quarter of 2008 despite lower demand. Lower raw material costs and restructuring savings drove the quarter-over-quarter operating income improvement.
PolyOne Distribution
PolyOne Distribution sales decreased $64.2 million, or 31.9%, in the first quarter of 2009 compared to the first quarter of 2008, reflecting a 22.9% decline in volume and lower market pricing due to deflation in the North American plastics and chemicals industry. Operating income decreased $0.6 million, or 10.9%, in the first quarter of 2009 compared to the first quarter of 2008 due to the decline in volume partially offset by improved margins and tight control on discretionary spending.
Resin and Intermediates
During the first quarter of 2009, income from equity affiliates increased $5.8 million, or 98.3%, compared to the first quarter of 2008 due primarily to increased earnings from our Sunbelt joint venture driven by expanded margins resulting from higher caustic soda prices offsetting the unfavorable impact of lower demand for chlorine.
Corporate and Eliminations
Operating loss from Corporate and eliminations was $15.4 million higher in the first quarter of 2009 as compared to the first quarter of 2008 due mainly to $10.1 million of restructuring charges and a $5.0 million adjustment in the first quarter of 2009 to our estimated year-end goodwill impairment charge of $170.0 million. The following table breaks down Corporate and eliminations into its various components:

	Three Months Ended March 31,
(In millions)	2009	2008

Adjustment to impairment of goodwill (a)	$(5.0)	$—
Environmental remediation costs	(1.5)	(1.6)
Employee separation and plant phaseout (b)	(10.1)	—
Share-based compensation	(0.6)	(0.8)
Unallocated pension expense	(6.9)	(1.3)
All other and eliminations (c)	(4.4)	(9.4)

Total Corporate and eliminations	$(28.5)	$(13.1)

(a)	In the first quarter of 2009, we increased our estimated year-end goodwill impairment charge of $170.0 million by $5.0 million, which is comprised of an increase of $12.4 million related to our Specialty Coatings reporting unit and a decrease of $7.4 million to our Geon Compounds reporting unit. See Note 3, Goodwill, to the accompanying consolidated financial statements for further information.

(b)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that include eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity. See Note 4, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(c)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources

(In millions)	March 31, 2009	December 31, 2008

Cash and cash equivalents	$122.5	$44.3
Accounts receivable facility availability	66.3	121.4

Liquidity	$188.8	$165.7

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations. Liquidity increased $23.1 million during the first quarter of 2009 compared to the first quarter of 2008 due to a $78.2 million increase in cash and cash equivalents, which was the result of substantial reduction in working capital investment since the beginning of 2009. As of March 31, 2009, there was $106.3 million of availability remaining under the accounts receivable sale facility. For liquidity purposes, we reduce this by $40.0 million because we are not permitted to borrow the last $40.0 million when our fixed charge coverage ratio is less than 1:1.
Cash Flows
The following discussion focuses on the material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2008) to the date of the most recent interim balance sheet (March 31, 2009).
Operating Activities — In first quarter of 2009, net cash provided by operating activities was $70.4 million as compared to $57.1 million in the first quarter of 2008. This increase of $13.3 million was due to a $112.1 million improvement in working capital year over year, which offset lower earnings and the repayment of amounts under our receivables financing facility of $14.2 million.
Investing Activities — Net cash used by investing activities during the first quarter of 2009 was $6.7 million as compared to $158.4 million during the first quarter of 2008. This decline of $151.7 million was due mainly to the acquisition of GLS Corporation in the prior year. Capital spending declined by $1.7 million due to management actions to maintain liquidity while implementing the investment programs necessary to enable the capture of restructuring savings.
Financing Activities — Net cash provided by financing activities in the first quarter of 2009 was $15.2 million as compared to $81.2 million in the first quarter of 2008. This decline of $66.0 million reflects less need for financing activities. On January 9, 2008, we borrowed $40.0 million under our revolving credit facility. In April 2008, we sold an additional $80.0 million aggregate principal amount of 8.875% senior notes due 2012.
Balance Sheets
The following discussion focuses on material changes in balance sheet line items from December 31, 2008 to March 31, 2009 that are not discussed in the preceding “Cash Flows” section.
Inventories — Inventories decreased by $39.5 million. This decrease is primarily comprised of a $3.4 million decrease due to the impact of foreign exchange and a $35.8 million decline due to management’s actions to reduce on-hand quantities. This reduction in inventories along with price declines caused a $8.4 million reduction in our LIFO reserve.
Accounts Payable — Accounts payable increased by $22.3 million. The components of this increase include $25.7 million as a result of management’s actions to initiate vendor terms management programs, which was partially offset by a $3.4 million increase due to the impact of foreign exchange.
Pension Benefits — Our liability for pension benefits decreased $17.8 million mainly as a result of the amendments to the Geon Pension Plan announced in January 2009. These amendments permanently froze future benefit accruals effective March 20, 2009 and reduced our total future pension fund contributions by approximately $19 million.
Liquidity and Capital Resources
As of March 31, 2009, we had existing facilities to access available capital resources totaling $515.9 million. As of March 31, 2009, we had used $449.6 million of these resources, and $66.3 million was available to be drawn. As of March 31, 2009, we also had a $122.5 million cash and cash equivalents balance adding to our available liquidity.

The following table summarizes our available and outstanding facilities as of March 31, 2009:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$428.4	$—
Receivables sale facility	—	66.3
Short-term debt	21.2	—

	$449.6	$66.3

Short-Term Debt
Through our Spanish subsidiary, we factor a portion of our accounts receivable through factoring transactions. As of March 31, 2009, all factoring transactions were with recourse to the seller. These transactions do not meet the requirements of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for asset derecognition. Consequently, as of March 31, 2009, $2.8 million of receivables sold through factoring transactions are recorded in the consolidated balance sheet in Accounts receivable, net. A corresponding liability, amounting to $2.8 million related to the advance cash received from the factoring agent, is recorded in Short-term debt.
Long-Term Debt
As of March 31, 2009, long-term debt totaled $428.4 million, with maturities ranging from 2009 to 2015. Current maturities of long-term debt at March 31, 2009 were $39.6 million, which includes $19.9 million of our 6.91% medium-term notes due October 1, 2009 and $19.7 million of our 6.52% medium-term notes due February 23, 2010. For more information about our debt, see Note 11, Financing Arrangements, to the accompanying condensed consolidated financial statements.
Guarantee and Agreement
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
Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. At March 31, 2009, we had outstanding borrowings under the revolving credit facility of $40.0 million that are included in Long-term debt on the accompanying condensed consolidated balance sheets. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties.
Receivables Sale Facility
As of March 31, 2009, we had receivable sales facilities outstanding in the United States and Canada totaling $200.0 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.4 million was used at March 31, 2009.

The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less.
Notes Receivable
As of March 31, 2009 included in Other non-current assets is $21.8 million outstanding on a seller note receivable due from Excel Polymers, LLC who purchased our elastomers and performance additives business in February 2006. This note accrues interest at 10% and is due in full with accrued interest at maturity in July 2010. Also included in Other non-current assets as of March 31, 2009 is $7.7 million outstanding on a seller note receivable due to us from O’Sullivan Films who purchased our engineered films business in August 2004. This note accrues interest at 7% and is due in full with accrued interest at maturity in December 2010.
Of the capital resource facilities available to us as of March 31, 2009, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of March 31, 2009, we had not sold any accounts receivable under the receivable sale facility and had guaranteed $54.8 million of our SunBelt equity affiliate’s debt.
We expect that cash flows from operations in 2009 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2009 include cash from operations, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2009 include interest expense and discounts on the sale of accounts receivable, cash taxes, a contribution to a defined benefit pension plan, debt retirements (including current maturities), environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to approximate $40 million in 2009, primarily to support and maintain manufacturing operations and restructuring actions.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the three months ended March 31, 2009, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2009, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, other than those described below:
Goodwill — As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we concluded that indicators of potential impairment were present and evaluated the carrying values of goodwill and intangible and other long-lived assets. Based on the results of this preliminary review, we recorded a non-cash impairment charge to reduce the carrying value of goodwill to its estimated fair value. The non-cash impairment charge recognized in the fourth quarter of 2008 was $170.0 million. This charge was measured and recognized on an estimated basis following the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, as described below.
The measurement of goodwill impairment consists of two steps. In the first step, which we completed in the fourth quarter of 2008, we compared the fair value of each reporting unit to its carrying value, and determined that the fair value of both the Geon Compounds and Specialty Coatings reporting units (reporting units within Performance Products and Solutions) was less than their corresponding carrying values. Following that determination, we performed a second step in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value. The calculation of the goodwill impairment in this second step includes hypothetically valuing all of the tangible and intangible assets of the impaired reporting units as if the reporting units had been acquired in a business combination. Due to the extensive work involved in performing these valuations, we initially recognized an estimated impairment loss and indicated that the final impairment measurement would be completed during the first quarter of 2009, with any resulting adjustments recorded upon completion of the analysis.
As a result of the completion of the step two analysis, we determined that the final goodwill impairment charge as of December 31, 2008 was $175.0 million, which consisted of $147.8 million and $27.2 million for the Geon Compounds and Specialty Coatings reporting units, respectively. This represents an increase in the goodwill impairment charge for Specialty Coatings of $12.4 million and a decrease for Geon Compounds of $7.4 million, as compared to the preliminary estimates recorded in the fourth quarter of 2008. The difference of $5.0 million as compared to our preliminary estimated charge of $170.0 million was recorded in the first quarter of 2009.
This adjustment is recorded in the accompanying consolidated statements of operations on the line Adjustment to impairment of goodwill and is reflected on the line Corporate and eliminations in Note 13, Segment Information.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates in the markets where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to working capital reductions, cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the continued degradation in the North American residential construction market;

•	the timing of plant closings in connection with the recently announced manufacturing realignments;

•	separation and severance amounts that differ from original estimates because of the timing of employee terminations;

•	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates because of the ultimate fair market value of such property, plant and equipment;

•	amounts required for capital expenditures at remaining locations changing based on the level of expenditures required to shift production capacity;

•	our ability to realize anticipated savings and operational benefits from our realigning of assets, including those related to closure of certain production facilities;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that could adversely impact the availability of credit already arranged and the availability and cost of credit in the future; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Interest rate exposure — We are subject to interest rate risk related to our floating rate debt. As of March 31, 2009, approximately 86% of our debt obligations were at fixed rates. There would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of March 31, 2009.
To help manage borrowing costs, we may periodically enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts on agreed-upon notional principal amounts. As of March 31, 2009, there were no outstanding interest rate swap agreements.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. These contracts are not treated as hedges and, as a result, are marked to market, with the resulting gains and losses recognized as other income or expense in the accompanying consolidated statements of operations. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged. At March 31, 2009, these agreements had a fair value of $(1.2) million. The estimated potential effect on the fair values of these foreign exchange contracts, outstanding as of March 31, 2009, given a 10% change in exchange rates would be a $6.2 million impact to pre-tax income. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note 16, Derivatives, to the accompanying consolidated financial statements.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common shares during the period indicated:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
	Total Number of		Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased		Per Share	Announced Program	the Program (1)

January 1 to January 31	—		$—	—	8,750,000
February 1 to February 28	65,400	(2)	2.23	—	8,750,000
March 1 to March 31	—		—	—	8,750,000

Total	65,400		$2.23	—

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

(2)	Represents shares surrendered or deemed surrendered to our company to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement)

10.2+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007)

10.3+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan

10.4+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan

10.5+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2009	POLYONE CORPORATION
/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement)

10.2+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007)

10.3+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan

10.4+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan

10.5+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants