Form 10-Q
period 2009-06-30
POLYONE CORP
filed 2009-08-06
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.
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
[x] Yes     [ ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes     [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer [ ]     Accelerated filer [x]     Non-accelerated filer [ ]     Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes     [x] No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of August 4, 2009 was 92,457,389.

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$496.5	$748.1	$959.9	$1,461.8

Cost of sales	410.2	659.6	814.4	1,288.4

Gross margin	86.3	88.5	145.5	173.4
Selling and administrative	77.1	75.0	147.3	147.9
Adjustment to impairment of goodwill	–	–	5.0	–
Income from equity affiliates and minority interest	10.1	10.5	23.4	18.6

Operating income	19.3	24.0	16.6	44.1
Interest expense, net	(8.8)	(9.8)	(17.6)	(18.2)
Other expense, net	(0.7)	(0.7)	(7.3)	(2.7)

Income (loss) before income taxes	9.8	13.5	(8.3)	23.2
Income tax (expense) benefit	(6.3)	(4.7)	2.5	(7.9)

Net income (loss)	$3.5	$8.8	$(5.8)	$15.3

Earnings (loss) per common share:
Basic earnings (loss)	$0.04	$0.09	$(0.06)	$0.16
Diluted earnings (loss)	$0.04	$0.09	$(0.06)	$0.16

Weighted-average shares used to compute earnings per share:
Basic	92.4	93.0	92.3	93.0
Diluted	93.5	93.8	92.3	93.5
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)
	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$182.3	$44.3
Accounts receivable, net	285.6	262.1
Inventories	149.5	197.8
Deferred income tax assets	0.6	1.0
Other current assets	18.6	19.9

Total current assets	636.6	525.1
Property, net	408.8	432.0
Investment in equity affiliates and nonconsolidated subsidiary	29.5	20.5
Goodwill	159.0	163.9
Other intangible assets, net	67.5	69.1
Deferred income tax assets	–	0.5
Other non-current assets	61.4	66.6

Total assets	$1,362.8	$1,277.7

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$39.7	$19.8
Short-term debt	22.1	6.2
Accounts payable	234.9	160.0
Accrued expenses	97.1	118.2

Total current liabilities	393.8	304.2
Long-term debt	388.9	408.3
Post-retirement benefits other than pensions	81.9	80.9
Pension benefits	208.7	225.0
Deferred income tax liabilities	3.4	–
Other non-current liabilities	91.0	83.4
Shareholders’ equity	195.1	175.9

Total liabilities and shareholders’ equity	$1,362.8	$1,277.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net (loss) income	$(5.8)	$15.3
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	34.0	31.7
Deferred income tax provision	8.8	0.4
Provision for doubtful accounts	1.5	2.8
Stock compensation expense	1.4	1.5
Adjustment to impairment of goodwill	5.0	–
Asset write-downs and impairment charges	1.4	–
Companies carried at equity:
Income from equity affiliates	(23.4)	(18.6)
Dividends and distributions received	14.2	8.3
Change in assets and liabilities, net of acquisition:
Increase in accounts receivable	(9.4)	(79.9)
Decrease (increase) in inventories	47.0	(33.3)
Increase in accounts payable	74.7	78.3
(Decrease) increase in sale of accounts receivable	(14.2)	13.8
Decrease in accrued expenses and other	(0.6)	(20.6)

Net cash provided (used) by operating activities	134.6	(0.3)

Investing Activities
Capital expenditures	(12.2)	(19.9)
Business acquisitions, net of cash acquired	–	(150.0)

Net cash used by investing activities	(12.2)	(169.9)

Financing Activities
Change in short-term debt	15.1	82.6
Issuance of long-term debt, net of debt issuance cost	–	77.8
Repayment of long-term debt	–	(11.4)

Net cash provided by financing activities	15.1	149.0

Effect of exchange rate changes on cash	0.5	1.6

Increase (decrease) in cash and cash equivalents	138.0	(19.6)
Cash and cash equivalents at beginning of period	44.3	79.4

Cash and cash equivalents at end of period	$182.3	$59.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2009.
Reclassification – Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period.
Note 2 – New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We are currently evaluating the impact, if any, that the adoption of SFAS No. 167 will have on our financial condition, results of operations, and disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Refer to Note 18.
On April 9, 2009, the FASB issued FASB Staff Positions (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, intended to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. Refer to Note 16, Financial Instruments, for information on our assets and liabilities measured at fair value.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, that delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 on January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, did not have a material impact on our financial statements. See Note 15, Fair Value, for information on our assets and liabilities measured at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures of business combinations. SFAS No. 141(R) is effective for business combinations completed on or after January 1, 2009. The impact of the adoption of SFAS No. 141 (R) will depend on the nature and significance of future acquisitions.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not materially impact our financial statements. See Note 16, Derivatives, for information on our derivatives and the disclosures required under SFAS No. 161.
Note 3 – Goodwill
The following table details the changes in the carrying amount of goodwill during the six months ended June 30, 2009:

Six Months Ended
(In millions)	June 30, 2009

Balance at beginning of the period	$163.9
Acquisition of businesses	–
Adjustment to December 31, 2008 impairment charge	(5.0)
Translation and other adjustments	0.1

Balance at end of the period	$159.0

Goodwill as of June 30, 2009 and December 31, 2008, by operating segment, was as follows:

	June 30,	December 31,
(In millions)	2009	2008

International Color and Engineered Materials	$72.1	$72.0
Specialty Engineered Materials	44.1	44.1
Specialty Color, Additives and Inks	33.8	33.8
Performance Products and Solutions	7.4	12.4
PolyOne Distribution	1.6	1.6

Total	$159.0	$163.9

As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we noted indicators of potential impairment of our long-lived assets and goodwill. Based on the results of our preliminary review, we recorded a non-cash impairment charge of $170.0 million in the fourth quarter of 2008. Upon completion of the analysis in the first quarter of 2009, we revised our estimate of goodwill impairment as of December 31, 2008 to $175.0 million, $147.8 million and $27.2 million of which relates to the Geon Compounds and Specialty Coatings reporting units, respectively. Adjustments of $12.4 million and ($7.4) million related to the goodwill impairment charge for Specialty Coatings and Geon Compounds, respectively, were recorded in the first quarter of 2009 on the line Adjustment to impairment of goodwill and is reflected on the line Corporate and eliminations in Note 13, Segment Information.

Note 4 – Inventories
Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2009	2008

At FIFO or average cost, which approximates current cost:
Finished products	$105.4	$127.4
Work in process	3.2	2.1
Raw materials and supplies	68.7	109.9

	177.3	239.4
Reserve to reduce certain inventories to LIFO cost basis	(27.8)	(41.6)

	$149.5	$197.8

Note 5 – Property

	June 30,	December 31,
(In millions)	2009	2008

Land and land improvements	$40.7	$40.7
Buildings	278.5	278.6
Machinery and equipment	915.7	912.0

	1,234.9	1,231.3
Less accumulated depreciation and amortization	(826.1)	(799.3)

	$408.8	$432.0

During the six months ended June 30, 2009, we recognized accelerated depreciation of $5.4 million as a result of certain plant closures. See Note 9, Employee Separation and Plant Phaseout, for further discussion.
Note 6 – Income Taxes
For the second quarter of 2009, we recognized income tax expense of $6.3 million, compared to $4.7 million in the second quarter of 2008. For the first half of 2009, we recognized an income tax benefit of $2.5 million compared to income tax expense of $7.9 million in the first half of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them, as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $2.6 million in the second quarter of 2009 in accordance with SFAS No. 109, Accounting for Income Taxes. During the first half of 2009, we increased these same valuation allowances by $2.7 million. This non-cash charge to income tax expense relates to various U.S. federal, state, local and foreign deferred tax assets. Taking this charge has no impact on our ability to utilize any of these deferred tax assets in future periods. We review all valuation allowances related to deferred tax assets and will reverse these allowances, partially or totally, when appropriate under SFAS No. 109.
During the second quarter and first half of 2009, in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, we recognized $7.0 million of income tax expense and $3.0 million of income tax benefit, respectively, including the related interest, due to the adjustments of liability estimates related to foreign tax audits. We recognize interest and penalties related to unrecognized income tax items in the provision for income taxes.

Note 7 – Investment in Equity Affiliates
The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt), our significant equity investment, are included in the Resin and Intermediates segment. We own 50% of SunBelt.
The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Net sales	$45.7	$42.0	$98.2	$80.2
Operating income	$20.1	$21.0	$47.6	$37.5
Partnership income as reported by SunBelt	$18.1	$18.9	$43.6	$33.3
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$9.0	$9.4	$21.8	$16.6

	June 30,	December 31,
(In millions)	2009	2008

Current assets	$46.8	$22.4
Non-current assets	101.7	107.7

Total assets	148.5	130.1

Current liabilities	20.5	19.7
Non-current liabilities	97.5	97.5

Total liabilities	118.0	117.2

Partnership capital	$30.5	$12.9

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Net sales	$22.2	$28.6	$42.4	$58.7
Operating income	$2.5	$1.9	$3.6	$4.6
Partnership income as reported by other equity affiliates	$2.1	$2.1	$3.1	$3.9
PolyOne’s ownership of other equity affiliates	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$1.1	$1.1	$1.6	$2.0

Note 8 – Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Weighted-average shares outstanding – basic	92.4	93.0	92.3	93.0

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.4	93.0	92.3	93.0
Plus dilutive impact of stock options and awards	1.1	0.8	–	0.5

Weighted-average shares – diluted	93.5	93.8	92.3	93.5

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to SFAS No. 128, Earnings Per Share, when a loss is reported, the denominator of diluted earnings per share is not adjusted for the dilutive impact of stock options and awards as doing so will result in anti-dilution. Therefore, for the six months ended June 30, 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.
Outstanding stock options with exercise prices greater than the average price of the common shares and certain awards are anti-dilutive and are not included in the computation of diluted earnings per share. For the three-month and six-month periods ended June 30, 2008, 4.8 million of these options and awards were excluded from the computation of diluted earnings per share. For the three-month period ended June 30, 2009, 6.0 million shares were excluded from the computation of diluted earnings per share. Since we reported a net loss for the six-month period ended June 30, 2009, all stock options and awards, which totaled 7.8 million at June 30, 2009, have been excluded from the computation of the diluted loss per share because their effect would have been anti-dilutive.
Note 9 – Employee Separation and Plant Phaseout
Management has undertaken certain restructuring initiatives to improve profitability, and as a result, we have incurred employee separation and plant phaseout costs. Employee separation and plant phaseout costs are reflected on the line Corporate and eliminations in Note 13, Segment Information. For further discussion of these initiatives, see Note 4, Employee Separation and Plant Phaseout, of the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
A summary of total employee separation and plant phaseout costs for the three-month and six-month periods ended June 30, 2009 and 2008, including where the charges are recorded in the accompanying condensed consolidated statements of operations, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Cost of sales	$2.9	$0.4	$12.7	$0.4
Selling and administrative	0.1	1.1	0.4	1.1

Total employee separation and plant phaseout	$3.0	$1.5	$13.1	$1.5

Cash payments during the three-month periods ended June 30, 2009 and 2008 were $12.5 million and $0.7 million, respectively. Cash payments during the six-month periods ended June 30, 2009 and 2008 were $20.5 million and $1.2 million, respectively. Included in Cost of sales for the six-month period ended June 30, 2009 were charges of $5.4 million for accelerated depreciation on assets related to these restructuring initiatives, all of which were recognized during the first quarter of 2009.
In July 2008, we announced the restructuring of certain manufacturing assets, including the closure of seven production facilities in North America and one in the United Kingdom. In January 2009, we announced further cost saving measures that include eliminating approximately 370 positions worldwide, implementing reduced work schedules for another 100 to 300 employees, closing our Niagara, Ontario facility and idling certain other capacity. We expect to incur one-time pre-tax charges of approximately $66 million related to these actions, including cash costs of approximately $38 million related to severance and site closure costs and non-cash charges of approximately $28 million related to asset write-downs and accelerated depreciation. We recognized charges of $38.3 million in 2008 and an additional $13.1 million in the six-month period ended June 30, 2009. We expect to incur approximately $10 million of additional cash costs associated with these activities, most of which will be recognized during the third and fourth quarters of 2009.

The following table details the charges and changes to the reserves associated with these restructuring initiatives for the six-month period ended June 30, 2009:

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset
(Dollars in millions)	Employees	Costs	Closure	Write-downs	Total

Realignment of certain manufacturing plants
Balance at January 1, 2009	526	$23.7	$0.7	$–	$24.4
Charge	159	1.5	4.2	7.4	13.1
Utilized	(636)	(15.5)	(4.7)	(7.4)	(27.6)
Impact of foreign currency translation	–	(0.7)	–	–	(0.7)

Balance at June 30, 2009	49	$9.0	$0.2	$–	$9.2

In addition to the above, during the six-month periods ended June 30, 2009 and 2008, we paid $0.3 million and $0.7 million, respectively, related to executive severance. Our liability for unpaid severance costs was $0.8 million at June 30, 2009 and will be paid over the next 15 months.
Note 10 – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Service cost	$0.4	$0.3	$0.7	$0.6
Interest cost	7.8	8.1	15.7	16.2
Expected return on plan assets	(5.4)	(8.3)	(10.8)	(16.6)
Amortization of unrecognized losses, transition obligation and prior service cost	2.9	2.0	8.0	4.0

	$5.7	$2.1	$13.6	$4.2

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	1.4	1.5	2.9	3.0
Expected return on plan assets	–	–	–	–
Amortization of unrecognized losses, transition obligation and prior service cost	(0.9)	(1.1)	(1.8)	(2.2)

	$0.6	$0.5	$1.2	$1.0

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

Note 11 – Financing Arrangements
Short-term debt – At June 30, 2009, $20.8 million of short-term notes issued by certain of our European subsidiaries was outstanding. These short-term notes have maturities of less than one year, are renewable with the consent of both parties and are prepayable.
The weighted-average interest rate on total short-term borrowings was 3.3% at June 30, 2009.
Through our Spanish subsidiary, we factor a portion of our accounts receivable through factoring transactions. As of June 30, 2009, all factoring transactions were with recourse to the seller. These transactions do not meet the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for asset derecognition. Consequently, as of June 30, 2009, $1.3 million of receivables sold through factoring transactions are recorded in the consolidated balance sheet in Accounts receivable, net. A corresponding liability, amounting to $1.3 million related to advances received from the factoring agent, is recorded in Short-term debt.
Long-term debt – Long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in millions)	2009 (1)	2008 (1)

8.875% senior notes due 2012	$279.3	$279.2
7.500% debentures due 2015	50.0	50.0
Medium-term notes (1):
6.91% medium-term notes due 2009	19.9	19.8
6.52% medium-term notes due 2010	19.8	19.6
6.58% medium-term notes due 2011	19.6	19.5
Revolving credit facility borrowings, facility expires 2011	40.0	40.0

Total long-term debt	428.6	428.1
Less current portion	39.7	19.8

Total long-term debt, net of current portion	$388.9	$408.3

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.
We are exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Information about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the market risk from December 31, 2008 to June 30, 2009.
Note 12 – Sale of Accounts Receivable
Accounts receivable consist of the following:

	June 30,	December 31,
(In millions)	2009	2008

Trade accounts receivable	$140.3	$141.6
Retained interest in securitized accounts receivable	150.9	127.2
Allowance for doubtful accounts	(5.6)	(6.7)

	$285.6	$262.1

Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. The receivables sale facility matures in June 2012. As of June 30, 2009, there was $112.3 million of availability remaining under the accounts receivable sale facility. For liquidity purposes, we reduce this by $40.0 million because we are not permitted to borrow the last $40.0 million when our fixed charge coverage ratio is less than 1:1. Accordingly, we had $72.3 million of net availability under the accounts receivable sale facility as of June 30, 2009.

As of June 30, 2009 and December 31, 2008, accounts receivable totaling $150.9 million and $141.4 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of June 30, 2009, PFC and PFCC had not sold any of their undivided interests in accounts receivable. As of December 31, 2008, PFC and PFCC had sold $14.2 million of their undivided interests in accounts receivable.
We retain an interest in the difference between the amount of trade receivables sold by us to PFC and PFCC and the undivided interest sold by PFC and PFCC as of June 30, 2009 and December 31, 2008. As a result, the interest retained by us was $150.9 million and $127.2 million, as of June 30, 2009 and December 31, 2008, respectively, and was included in Accounts receivable, net on the accompanying condensed consolidated balance sheets.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.8 million was used at June 30, 2009.
Note 13 – Segment Information
Segment information for the three-month and six-month periods ended June 30, 2009 and 2008, follows:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)

International Color and Engineered Materials	$115.0	$115.0	$5.9	$172.1	$172.1	$10.4
Specialty Engineered Materials	45.0	50.1	4.7	59.4	67.3	3.2
Specialty Color, Additives and Inks	48.7	49.2	4.0	60.3	60.8	3.5
Performance Products and Solutions	153.2	170.3	14.7	249.4	273.7	5.3
PolyOne Distribution	134.6	135.1	3.9	206.9	208.2	7.0
Resin and Intermediates	–	–	8.0	–	–	8.7
Corporate and eliminations	–	(23.2)	(21.9)	–	(34.0)	(14.1)

Total	$496.5	$496.5	$19.3	$748.1	$748.1	$24.0

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)

International Color and Engineered Materials	$209.1	$209.1	$5.5	$337.3	$337.3	$18.2
Specialty Engineered Materials	90.9	101.5	5.1	117.6	131.8	6.1
Specialty Color, Additives and Inks	93.0	94.0	4.5	118.0	119.2	6.3
Performance Products and Solutions	295.8	329.1	23.4	482.3	533.0	13.6
PolyOne Distribution	271.1	272.0	8.8	406.6	409.3	12.5
Resin and Intermediates	–	–	19.7	–	–	14.6
Corporate and eliminations	–	(45.8)	(50.4)	–	(68.8)	(27.2)

Total	$959.9	$959.9	$16.6	$1,461.8	$1,461.8	$44.1

Note 14 – Commitments and Contingencies
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
During the six-month periods ended June 30, 2009 and 2008, we recognized $2.9 million and $3.9 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During these same periods, we did not receive any proceeds from insurance recoveries.
Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $79.6 million at June 30, 2009 and $84.6 million at December 31, 2008 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2009. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 13, Commitments and Related-Party Information, to the consolidated financial statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2008.
We guarantee $54.8 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal annual installments through 2017.
Note 15 – Fair Value
The fair values of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining the fair value of financial assets and liabilities, we use various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.
We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The following table presents information about our financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the level in the fair value hierarchy:

(In millions)		Fair Value Measurement Used
Quoted Prices in Active
		Quoted Prices in	Markets for Similar	Other
	Recorded Value	Active Markets for	Instruments and	Unobservable
	as of	Identical Assets	Observable	Inputs
Description	June 30, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Foreign exchange contracts	$(0.8)	–	$(0.8)	–
Foreign exchange contracts are valued based on observable market spot and forward rates, and accordingly, are classified within Level 2 of the fair value hierarchy.
In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, we assess the fair value of goodwill on a non-recurring basis. Accordingly, goodwill with a carrying amount of $334.0 million was adjusted to its implied fair value of $159.0 million, resulting in an impairment charge of $175.0 million, of which $170.0 million was included in earnings for the three-month period ended December 31, 2008 and $5.0 million was included in earnings for the three-month period ended March 31, 2009. The implied fair value of goodwill is determined based on significant unobservable inputs as summarized below, and is classified within Level 3 of the fair value hierarchy.
We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these two methods provides reasonable estimates of the reporting units’ fair value and that these estimates are consistent with how we believe a market participant would view the fair value of each of the reporting units. Estimates of fair value using these methods reflects a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping and the cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, management believes that the combination of these two methods provides a reasonable approach to estimate the fair value of our reporting units.
The market approach is used to estimate fair value by applying sales, earnings and cash flow multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes that this approach is appropriate as it provides an estimate of fair value reflecting multiples associated with entities with operations and economic characteristics comparable to our reporting units. The key estimates and assumptions that are used to determine fair value under this approach include trailing twelve-month earnings before interest, taxes, depreciation and amortization (EBITDA) and projected EBITDA based on consensus estimates as reported by a third-party resource, which would approximate a market participant’s view, to determine the market multiples to calculate the enterprise value.
The income approach is based on projected future debt-free cash flows discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows discounted to present value using a weighted-average cost of capital. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections.
Note 16 – Financial Instruments
We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange risk. Foreign exchange contracts are entered into to manage foreign exchange risk associated with intercompany lending transactions denominated in various foreign currencies. These derivative instruments are not treated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
The following table summarizes the notional amounts of our foreign exchange contracts at June 30, 2009:

	June 30, 2009
Currency (In millions)	Buy	Sell

U.S. Dollar	$56.6
Euro		€36.4
British pound		£3.8

The following table summarizes derivative information at June 30, 2009:

	Balance Sheet
(In millions)	Location	Fair Value

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forwards	Accrued expenses	$(0.8)
For the three-month period ended June 30, 2009, we recognized a loss of $3.9 million on foreign exchange forwards not designated as hedging instruments under SFAS No. 133. This gain is included in Other expense, net.
Certain of our derivative instruments contain provisions that require collateral and require us to increase collateral if the market value of the hedge is at a deficit of more than $0.15 million. If we fail to meet this requirement, we would be in violation of those provisions and the counterparty could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2009 was ($0.3) million, for which we have posted collateral of $1.5 million in the normal course of business.
The following summarizes the carrying amounts and fair values of our financial instruments as of June 30, 2009:

(In millions)	Carrying Amount	Fair Value

Cash and cash equivalents	$182.3	$182.3
Long-term debt
Revolving credit borrowings	40.0	40.0
7.500% debentures	50.0	27.5
8.875% senior notes	279.3	234.6
Medium-term notes	59.3	55.2
Foreign exchange contracts	(0.8)	(0.8)
Note 17 – Comprehensive Income
The following table sets forth the reconciliation of net income (loss) to comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net income (loss)	$3.5	$8.8	$(5.8)	$15.3
Amortization of unrecognized losses, transition obligation and prior service costs	2.3	0.6	6.2	1.2
Net gain occurring in the year due to plan amendments (See Note 10)	–	–	18.5	–
Translation adjustment	7.3	3.7	(1.1)	8.7
Other	0.1	(0.3)	0.1	(0.4)

Total comprehensive income	$13.2	$12.8	$17.9	$24.8

Note 18 – Subsequent Events
Events subsequent to June 30, 2009 have been evaluated through August 6, 2009, or the date of issuance of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. We also have three equity investments: one in a manufacturer of caustic soda and chlorine; one in a formulator of polyurethane compounds; and one in a manufacturer of PVC compound products. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, Europe and Asia and equity investments in North America and South America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).
Highlights and Executive Summary
Sales in the second quarter of 2009 declined 33.6% versus the same period a year ago and 34.3% for the first half of 2009 versus the first half of 2008. Volumes in the second quarter and first half of 2009 declined 30.0% and 31.8%, respectively, versus the comparable periods in 2008. These results reflect the adverse impact the global recession has had on demand levels across all end markets. Particularly hardest hit were the transportation and building and construction end markets. Foreign exchange had a negative impact on sales of 4.5% and 4.2% for second quarter and first half of 2009, respectively.
Operating income in the second quarter of 2009 declined $4.7 million versus the second quarter of 2008 driven by the impact of lower volume, partially offset by a 555 basis point improvement in gross margin as a percentage of sales. This improvement was driven by a more profitable sales mix, lower raw material costs, the realization of restructuring savings, and the benefit from LIFO related to the significant reduction in U.S. inventories. Foreign exchange had an unfavorable impact of $2.3 million and $3.8 million, respectively, in second quarter and first half of 2009, driven mainly by the strengthening of the U.S. dollar versus the Euro and Canadian dollar.
For the first half of 2009, operating income declined $27.5 million versus the first half of 2008 largely due to the same factors impacting the second quarter but also $13.1 million of charges related to restructuring and employee separation, and a $5.0 million adjustment to our estimated 2008 year-end goodwill impairment charge.
Net income declined $5.3 million and $21.1 million during the second quarter and first half of 2009, respectively, as compared to the same periods in 2008 due to the items discussed in the paragraphs above, and higher Other expense, net due to foreign exchange losses. Net interest expense was lower than in comparable prior periods due to lower average borrowing levels. Income tax (expense) benefit included a first quarter recognition of $10.0 million of income tax benefits and related interest income due to the favorable settlement of a foreign tax audit partially offset by a $7.0 million charge for similar items in the second quarter of 2009.
The focus on reducing working capital investment to drive liquidity improvement continued to be critical. From year-end, our liquidity increased $88.9 million to $254.6 million as the increase in our cash balance has more than offset the decline in our borrowing capacity on the accounts receivable facility.
We also continued to invest in our Lean Six Sigma (LSS) and black belt training and have identified approximately 75 projects focused on improving our profitability within the next twelve months. As of the end of June 2009, we successfully executed the restructuring actions announced in July 2008 and January 2009 in terms of nearly all identified facilities being shutdown and product lines transitioned to other facilities. Furthermore, as of June 30, 2009, the announced reductions in headcount had been substantially completed with cash severance and other termination payments to occur by year-end.
Selected financial data, a discussion of the aforementioned impact of these events on PolyOne, and a comparative review of performance in the second quarter and first half of 2009 as compared to the same periods in 2008 are provided below. An outlook is provided thereafter.

Selected Financial Data
Three-Month Period Ended June 30, 2009 vs. Three-Month Period Ended June 30, 2008

	Three Months Ended June 30,
(In millions)	2009	2008

Sales	$496.5	$748.1
Operating income	$19.3	$24.0
Net income	$3.5	$8.8
Aggregate sales decreased $251.6 million, or 33.6%, in the second quarter of 2009 as compared to the second quarter of 2008. The global recession negatively impacted all of our operating segments as demand in almost all end markets declined quarter to quarter. This decrease reflects the unfavorable impact of the decline in volumes, which reduced sales 30.0%, and the unfavorable impact of foreign exchange on sales of 4.5%. Improvements in price and mix resulted in a partially offsetting increase in sales of 0.9%.
Operating income in the second quarter of 2009 declined $4.7 million as compared to the second quarter of 2008. The impact of volume decreases on operating income was partially offset by the favorable impacts from improved sales mix, effective product pricing management, declining raw material costs, realization of restructuring savings, a benefit from LIFO due to the reduction in U.S. inventories and reductions in discretionary spending. As a result of these favorable items, gross margin in the second quarter of 2009 was 555 basis points higher than in the second quarter of 2008. Selling and administrative expenses were $2.1 million higher in the second quarter of 2009 due to increases in pension and incentive compensation expenses, partially offset by reduced discretionary spending.
The $5.3 million decline in net income was due to the net unfavorable items impacting operating income discussed above, partially offset by lower net interest expense. The decrease in net interest expense was primarily due to lower average borrowing levels.
Selected Financial Data
Six-Month Period Ended June 30, 2009 vs. Six-Month Period Ended June 30, 2008

	Six Months Ended June 30,
(In millions)	2009	2008

Sales	$959.9	$1,461.8
Operating income	$16.6	$44.1
Net (loss) income	$(5.8)	$15.3

	June 30, 2009	December 31, 2008

Cash and cash equivalents	$182.3	$44.3
Accounts receivable facility availability	72.3	121.4

Liquidity	$254.6	$165.7

Aggregate sales decreased $501.9 million, or 34.3%, in the first half of 2009 as compared to the first half of 2008. The global recession negatively impacted demand levels in all of our operating segments. The components of this decrease include the unfavorable impact of the decline in volumes, which reduced sales by 31.8% and the unfavorable impact of foreign exchange on sales of 4.2%. Improvements in price and mix resulted in a partially offsetting increase in sales of 1.7%.
Operating income in the first half of 2009 was $27.5 million lower and included a $13.1 million increase in charges for restructuring and employee separation, a $5.0 million adjustment to our estimated year-end goodwill impairment charge and an unfavorable foreign exchange impact of $3.8 million. Volumes declined significantly for all operating segments. Favorable items impacting operating income in the first half of 2009 were improved sales mix, lower raw material costs, a benefit from LIFO reserve adjustments due to significantly lower inventories in the United States, realization of restructuring savings, and reduced discretionary spending. On a percentage of sales basis, gross margin improved 330 basis points in the first half of 2009 as compared to the first half of 2008. Income from equity affiliates increased $4.8 million due to higher earnings from our SunBelt joint venture. Selling and administrative costs were down $0.6 million as restructuring savings and the favorable impact of changes in currency exchange rates offset higher pension expenses.
The $21.1 million decline in net income was due to the net unfavorable items impacting operating income, and higher Other expense, net due to foreign exchange losses. Partially offsetting these unfavorable items was the recognition of $5.2 million of income tax benefits and related interest income related to foreign tax liabilities.
Liquidity increased $88.9 million as a result of a $138.0 million increase in cash and cash equivalents driven by substantially lower working capital investment in the first half of 2009 as compared to year-end 2008, partially offset by lower availability under our accounts receivable facility resulting from lower sales in the second quarter of 2009 as compared with the fourth quarter of 2008. The slight increase in total debt as of June 30, 2009 as compared to December 31, 2008 resulted from an increase in short-term borrowings in Europe, used to pay down a similar amount of borrowing under the receivables sale facility.
Outlook
We are encouraged by the accelerated activity in Asia, and modest increases in sales in Europe and North America from the first quarter to the second. However, demand is still significantly below historic norms and this may continue for some time. We anticipate that our customers will continue to manage their working capital investment closely and buying in smaller quantities until a reliable indication of a sustained level of improved economic activity is evident.
We expect that many markets in the U.S. will benefit from government stimulus spending which will result in increased sales for us. This may be offset, however, by higher raw material costs that may increase as a result of projected increases in energy costs driving higher feedstock costs, and rapidly improving demand in Asia which could drive higher prices in the export markets.
Caustic soda prices are trending down, and this could negatively impact earnings from our SunBelt joint venture when compared to first half 2009 results. This appears to be a function of the current economic environment as demand for caustic soda has fallen dramatically. Joint venture earnings may, however, benefit from higher chlorine prices, although it is unlikely to offset the impact from lower caustic soda prices.
We will continue to focus on reducing working capital and improving cash flow and liquidity as our near-term priorities. With $138 million more cash on hand than at the beginning of the year, we may increase investing activities in the second half of 2009 as compared to the first half of 2009. Such activities may include incremental investments in property, plant and equipment in our international operations where we can participate further in high growth economies. We expect that these activities would be financed with cash on hand as we do not anticipate seeking incremental financing at this time.

Results of Operations – Three-Month Period Ended June 30, 2009 vs. Three-Month Period Ended June 30, 2008

			Variances—Favorable
	Three Months Ended June 30,		(Unfavorable)
(Dollars in millions, except per share data)	2009	2008	Change	% Change

Sales	$496.5	$748.1	$(251.6)	(33.6)%

Cost of sales	410.2	659.6	249.4	37.8%

Gross margin	86.3	88.5	(2.2)	(2.5)%
Selling and administrative	77.1	75.0	(2.1)	(2.8)%
Income from equity affiliates and minority interest	10.1	10.5	(0.4)	(3.8)%

Operating income	19.3	24.0	(4.7)	(19.6)%
Interest expense, net	(8.8)	(9.8)	1.0	10.2%
Other expense, net	(0.7)	(0.7)	–	–

Income before income taxes	9.8	13.5	(3.7)	(27.4)%
Income tax expense	(6.3)	(4.7)	(1.6)	(34.0)%

Net income	$3.5	$8.8	$(5.3)	(60.2)%

Basic and diluted earnings per common share	$0.04	$0.09

Sales
Aggregate sales declined $251.6 million, or 33.6%, due to the effects of the global recession on demand levels. The components of this decrease include the unfavorable impact of the decline in volumes, which reduced sales 30.0%, and the unfavorable impact of foreign exchange on sales of 4.5%, partially offset by the impacts of improved price and mix on sales of 0.9%. All operating segments experienced a decline in sales. The end markets particularly hardest hit globally were transportation, building and construction and electrical and electronics.
Cost of Sales
These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. As a percentage of sales, these costs declined to 82.6% in the second quarter of 2009 as compared to 88.2% in the second quarter of 2008. The primary drivers of this quarter-over-quarter decline were lower raw material costs, realization of restructuring savings and the LIFO benefit related to inventory reductions in the United States.
Selling and Administrative
These costs include selling, technology, administrative functions, and general corporate expenses. Selling and administrative was $2.1 million higher in the second quarter of 2009 due to higher pension, legal and information technology costs partially offset by restructuring savings and reduced discretionary spending.
Income from Equity Affiliates
During the second quarter of 2009, income from equity affiliates declined $0.4 million due to lower earnings from our SunBelt joint venture due primarily to lower pricing and lower demand for chlorine, partially offset by an increase in pricing and demand for caustic soda, as compared to the second quarter of 2008.
Interest Expense, net
Interest expense, net declined $1.0 million in the second quarter of 2009 versus second quarter of 2008 due to lower average borrowings. Included in interest expense, net for the second quarter of 2009 and 2008 was interest income of $0.7 million and $0.9 million, respectively.

Other Expense, net

	Three Months Ended
	June 30,
(In millions)	2009	2008

Currency exchange gain (loss)	$3.8	$0.3
Foreign exchange contracts (loss) gain	(3.9)	(0.3)
Discount on sale of trade receivables	(0.3)	(0.7)
Other loss	(0.3)	–

Other expense, net	$(0.7)	$(0.7)

The lower expense related to the discount on sale of trade receivables was due to lower borrowing levels under our receivable sale facility.
Income Tax (Expense) Benefit
For the second quarter of 2009, we recognized income tax expense of $6.3 million compared to income tax expense of $4.7 million in the second quarter of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal, state and foreign income tax loss carryforwards, our ability to use them as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $2.6 million in the second quarter of 2009 in accordance with SFAS No. 109, Accounting for Income Taxes. This non-cash reduction of income tax expense relates to various U.S. federal, state, local and foreign deferred tax assets. We review all valuation allowances related to deferred tax assets and will reverse these charges, partially or totally, when appropriate under SFAS No. 109.
During the second quarter of 2009, in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, we recognized $7.0 million of income tax expense due to the adjustments of liability estimates related to foreign tax audits. We recognize interest and penalties related to unrecognized income tax items in the provision for income taxes.
Results of Operations – Six-Month Period Ended June 30, 2009 vs. Six-Month Period Ended June 30, 2008

			Variances—Favorable
	Six Months Ended June 30,		(Unfavorable)
(Dollars in millions, except per share data)	2009	2008	Change	% Change

Sales	$959.9	$1,461.8	$(501.9)	(34.3)%

Cost of sales	814.4	1,288.4	474.0	36.8%

Gross margin	145.5	173.4	(27.9)	(16.1)%
Selling and administrative	147.3	147.9	0.6	0.4%
Adjustment to impairment of goodwill	5.0	–	(5.0)	NM
Income from equity affiliates and minority interest	23.4	18.6	4.8	25.8%

Operating income	16.6	44.1	(27.5)	(62.4)%
Interest expense, net	(17.6)	(18.2)	0.6	3.3%
Other expense, net	(7.3)	(2.7)	(4.6)	(170.4)%

(Loss) income before income taxes	(8.3)	23.2	(31.5)	(135.8)%
Income tax benefit (expense)	2.5	(7.9)	10.4	131.6%

Net (loss) income	$(5.8)	$15.3	$(21.1)	(137.9)%

Basic and diluted (loss) earnings per common share	$(0.06)	$0.16

NM – Not meaningful

Sales
Aggregate sales declined $501.9 million, or 34.3%, in the first half of 2009 due to the effects of the global recession. The components of this decrease include the unfavorable impact of the decline in volumes, which reduced sales by 31.8% and the unfavorable impact of foreign exchange on sales of 4.2% partially offset by the impacts of improved sales mix and price of 1.7%. All operating segments experienced declines in sales and volumes reflecting the significant impact of the global recession on our end markets, particularly transportation and building and construction.
Cost of Sales
These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. As a percentage of sales, these costs declined to 84.8% of sales in the first half of 2009 as compared to 88.1% in the first half of 2008. Lower raw material costs, the realization of restructuring savings and a benefit from LIFO related to inventory reductions in the U.S. offset an increase in charges related to plant related restructuring costs, which were $12.3 million higher in the first half of 2009 as compared to the first half of 2008. The year-over-year increase in these types of charges was due to two restructuring programs that were announced on July 28, 2008 and January 15, 2009.
Selling and Administrative
These costs include selling, technology, administrative functions, and general corporate expenses. Selling and administrative decreased $0.6 million, or 0.4%, in the first half of 2009 as compared to the first half of 2008. Increased pension expense of $8.4 million was more than offset by restructuring savings and reductions in discretionary spending.
Adjustment to Impairment of Goodwill
As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we identified indicators of potential impairment and evaluated the carrying values of goodwill and other intangible and long-lived assets. Based on the results of this preliminary review, we recorded a non-cash impairment charge to reduce the carrying value of goodwill to its estimated fair value. The non-cash impairment charge recognized in the fourth quarter of 2008 was $170.0 million. This charge was measured and recognized on an estimated basis following the guidance in SFAS No. 142, Goodwill and Other Intangible Assets, as described below.
The measurement of goodwill impairment consists of two steps. In the first step, which was completed in the fourth quarter of 2008, we compared the fair value of each reporting unit to its carrying value, and determined that the fair value of both the Geon Compounds and Specialty Coatings reporting units (reporting units within Performance Products and Solutions) was less than their corresponding carrying values. Following that determination, we performed a second step in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value. The calculation of the goodwill impairment in this second step includes a hypothetical allocation of the fair value of the assets and liabilities as if the reporting units had been acquired. Due to the extensive work involved in performing the related asset appraisals, we initially recognized an estimated impairment loss and indicated that the final impairment measurement and any resulting adjustments would be made during the first quarter of 2009.
As a result of the completion of the step two analysis, we determined that the final goodwill impairment charge as of December 31, 2008 was $175.0 million, which consisted of $147.8 million and $27.2 million for the Geon Compounds and Specialty Coatings reporting units, respectively. This represents an increase in the goodwill impairment charge for Specialty Coatings of approximately $12.4 million and a decrease for Geon Compounds of $7.4 million, as compared to the preliminary estimates recorded in the fourth quarter of 2008. The total difference of approximately $5.0 million from our preliminary estimate was recorded in the first quarter of 2009.
This adjustment is recorded in the accompanying consolidated statements of operations on the line Adjustment to impairment of goodwill and is reflected on the line Corporate and eliminations in Note 13, Segment Information.

Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

SunBelt	$9.0	$9.4	$21.8	$16.6
Other equity affiliates	$1.1	$1.1	$1.6	$2.0
During the second quarter of 2009, income from equity affiliates decreased by $0.4 million, or 3.8% compared to the second quarter of 2008, due to a slight decrease in earnings from our SunBelt joint venture. In the first half of 2009, income from equity affiliates increased by $4.8 million, or 25.8% compared to the first half of 2008, driven by expanded margins resulting from higher caustic soda prices which offset the unfavorable impact of lower demand and pricing for chlorine.
Interest Expense, Net
The decrease in interest expense, net of $0.6 million for the first half of 2009 as compared to the first half of 2008 was the result of lower average borrowing levels.
Included in Interest expense, net for the six months June 30, 2009 and 2008 was interest income of $1.5 million and $1.7 million, respectively.
Other Expense, Net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items were as follows:

	Six Months Ended
	June 30,
(In millions)	2009	2008

Currency exchange (loss) gain	$(0.4)	$0.2
Foreign exchange contracts loss	(6.1)	(0.5)
Discount on sale of trade receivables	(0.6)	(2.2)
Other loss	(0.2)	(0.2)

Other expense, net	$(7.3)	$(2.7)

In the six-month period ended June 30, 2009, we recorded $6.5 million in foreign currency-related losses. This loss was primarily attributable to Euro-denominated exposures that were not hedged in connection with the transition of treasury management services to new providers, which occurred in the first quarter of 2009.
Income Tax (Expense) Benefit
For the first half of 2009, we recorded an income tax benefit of $2.5 million compared to income tax expense of $7.9 million in the first half of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal, state and foreign income tax loss carryforwards, our ability to use them as well as changes to our unrealized tax benefits.
We increased existing valuation allowances against our deferred tax assets by $2.7 million in the first half of 2009 in accordance with SFAS No. 109, Accounting for Income Taxes. This non-cash charge to income tax expense relates to various U.S. federal, state, local and foreign deferred tax assets. Taking this charge has no impact on our ability to utilize any of these deferred tax assets in future periods. We review all valuation allowances related to deferred tax assets and will reverse these charges, partially or totally, when appropriate under SFAS No. 109.
During the first half of 2009, in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, we recognized $3.0 million of income tax benefits and related interest income due to the adjustments of liability estimates related to foreign tax audits. We recognize interest and penalties related to unrecognized income tax items in the provision for income taxes.
SEGMENT INFORMATION
Operating income is the primary financial measure reported to the chief operating decision maker for purposes of making decisions, allocating resources to our segments and assessing their performance. Operating income at the segment level (or segment operating income) does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in segment operating income. These costs are included in Corporate and eliminations.
Sales and Operating Income – Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008:

	Three Months Ended June 30,
(Dollars in millions)	2009	2008	Change		% Change
Sales:
International Color and Engineered Materials	$115.0	$172.1		$(57.1)	(33.2)%
Specialty Engineered Materials	50.1	67.3		(17.2)	(25.6)%
Specialty Color, Additives and Inks	49.2	60.8		(11.6)	(19.1)%
Performance Products and Solutions	170.3	273.7		(103.4)	(37.8)%
PolyOne Distribution	135.1	208.2		(73.1)	(35.1)%
Corporate and eliminations	(23.2)	(34.0)	10.8		31.8%

	$496.5	$748.1		$(251.6)	(33.6)%

Operating income (loss):
International Color and Engineered Materials	$5.9	$10.4		$(4.5)	(43.3)%
Specialty Engineered Materials	4.7	3.2	1.5		46.8%
Specialty Color, Additives and Inks	4.0	3.5	0.5		14.3%
Performance Products and Solutions	14.7	5.3	9.4		177.4%
PolyOne Distribution	3.9	7.0		(3.1)	(44.3)%
Resin and Intermediates	8.0	8.7		(0.7)	(8.0)%
Corporate and eliminations	(21.9)	(14.1)		(7.8)	(55.3)%

	$19.3	$24.0		$(4.7)	(19.6)%

Operating income as a percentage of sales:
International Color and Engineered Materials	5.1%	6.0%	(0.9)%	points
Specialty Engineered Materials	9.4%	4.8%	4.6%	points
Specialty Color, Additives and Inks	8.1%	5.8%	2.3%	points
Performance Products and Solutions	8.6%	1.9%	6.7%	points
PolyOne Distribution	2.9%	3.4%	(0.5)%	points
Total	3.9%	3.2%	0.7%	points
International Color and Engineered Materials
Sales decreased $57.1 million, or 33.2%, in the second quarter of 2009 compared to the second quarter of 2008 primarily driven by a 25.2% decline in volume as a result of the effects of the global recession on demand levels in Europe and Asia and 11% due to the unfavorable impact of currency exchange rate changes.

Operating income declined $4.5 million in the second quarter of 2009 compared to the second quarter of 2008 driven by lower volume and the unfavorable impact of currency exchange rate changes of $1.4 million. Both of these items offset the benefits of effective price management in a declining raw material cost environment, more profitable sales mix, the realization of savings from restructuring programs, and reduced discretionary spending.
Specialty Engineered Materials
Sales decreased $17.2 million, or 25.6%, in the second quarter of 2009 compared to the same period of 2008 due to the decreased demand in our end markets, particularly those related to transportation, building and construction and general industrial applications. Volume declines of 28.8% versus the second quarter of 2008 were slightly offset by improved sales mix and price.
Operating income increased $1.5 million in the second quarter of 2009 compared to the second quarter of 2008 driven primarily by lower raw material costs, a more profitable sales mix, the realization of savings from restructuring, the benefit from LIFO related to the reduction in U.S. inventories, and reduced discretionary spending.
Specialty Color, Additives and Inks
Sales decreased $11.6 million, or 19.1%, in the second quarter of 2009 compared to the second quarter of 2008 due to the decreased demand in our end markets. Volumes declines of 20.8% versus the second quarter of 2008 were slightly offset by improved sales mix and price.
Operating income improved $0.5 million primarily due to the benefits of a more profitable sales mix, lower raw material costs, the realization of savings from our restructuring activities, the benefit from LIFO related to the reduction in U.S. inventories, and decreased discretionary spending, all of which offset the adverse impact of the decline in volume.
Performance Products and Solutions
Sales decreased $103.4 million, or 37.8%, in the second quarter of 2009 compared to the second quarter of 2008 due to the decreased demand in our end markets, particularly those related to the North American building and construction market. Volumes declined 35.1% versus the second quarter of 2008.
Operating income increased $9.4 million, or 177.4%, in the second quarter of 2009 compared to the second quarter of 2008 despite lower volume. LIFO reserve changes added $2.9 million to operating income in the second quarter of 2009 and reduced operating income in the second quarter of 2008 by $3.8 million for a net favorable effect of $6.7 million. Beyond that, lower raw material costs, realization of savings from our restructuring activities and reduced discretionary spending offset the impact of the significant decline in volume quarter to quarter.
PolyOne Distribution
PolyOne Distribution sales decreased $73.1 million, or 35.1%, in the second quarter of 2009 compared to the second quarter of 2008, reflecting a 23.6% decline in volume and lower market pricing quarter versus quarter.
Operating income decreased $3.1 million in the second quarter of 2009 compared to the second quarter of 2008 due to the decline in volume partially offset by improved gross margins and reduced discretionary spending.
Resin and Intermediates
During the second quarter of 2009, income from equity affiliates decreased $0.4 million compared to the second quarter of 2008 due primarily to lower earnings from our SunBelt joint venture, which was primarily due to lower chlorine pricing and declining chlorine demand, partially offset by higher caustic prices.

Corporate and Eliminations
Operating loss from Corporate and eliminations was $7.8 million higher in the second quarter of 2009 as compared to the second quarter of 2008 due mainly to higher pension and incentive costs. The following table breaks down Corporate and eliminations into its components:

	Three Months Ended June 30,
(In millions)	2009	2008
Environmental remediation costs	$(1.4)	$(2.3)
Employee separation and plant phaseout (a)	(3.0)	(1.5)
Share-based compensation	(0.8)	(0.7)
Incentive compensation	(6.7)	(3.0)
Unallocated pension expense	(4.0)	(1.3)
All other and eliminations (b)	(6.0)	(5.3)

Total Corporate and eliminations	$(21.9)	$(14.1)

(a)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that include eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity. See Note 4, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(b)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Sales and Operating Income – Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008:

	Six Months Ended June 30,
(Dollars in millions)	2009	2008	Change		% Change
Sales:
International Color and Engineered Materials	$209.1	$337.3		$(128.2)	(38.0)%
Specialty Engineered Materials	101.5	131.8		(30.3)	(23.0)%
Specialty Color, Additives and Inks	94.0	119.2		(25.2)	(21.1)%
Performance Products and Solutions	329.1	533.0		(203.9)	(38.3)%
PolyOne Distribution	272.0	409.3		(137.3)	(33.5)%
Corporate and eliminations	(45.8)	(68.8)	23.0		33.4%

	$959.9	$1,461.8		$(501.9)	(34.3)%

Operating income (loss):
International Color and Engineered Materials	$5.5	$18.2		$(12.7)	(69.8)%
Specialty Engineered Materials	5.1	6.1		(1.0)	(16.4)%
Specialty Color, Additives and Inks	4.5	6.3		(1.8)	(28.6)%
Performance Products and Solutions	23.4	13.6	9.8		72.1%
PolyOne Distribution	8.8	12.5		(3.7)	(29.6)%
Resin and Intermediates	19.7	14.6	5.1		34.9%
Corporate and eliminations	(50.4)	(27.2)		(23.2)	(85.3)%

	$16.6	$44.1		$(27.5)	(62.4)%

Operating income as a percentage of sales:
International Color and Engineered Materials	2.6%	5.4%	(2.8)%	points
Specialty Engineered Materials	5.0%	4.6%	0.4%	points
Specialty Color, Additives and Inks	4.8%	5.3%	(0.5)%	points
Performance Products and Solutions	7.1%	2.6%	4.5%	points
PolyOne Distribution	3.2%	3.1%	0.1%	points
Total	1.8%	3.0%	(1.2)%	points
International Color and Engineered Materials
Sales decreased $128.2 million, or 38.0%, in the first half of 2009 compared to the first half of 2008 driven by a 31.6% decline in volume due to the effects of the global recession in Europe and Asia and approximately 11% due to the unfavorable impact of currency exchange rate changes.

Operating income declined $12.7 million in the first half of 2009 compared to the first half of 2008 driven by lower volumes and the unfavorable impact of changes in currency exchange rates of $2.5 million. These items offset the favorable impacts of effective price management despite lower raw material costs, more profitable sales mix, the realization of restructuring savings and reduced discretionary spending.
Specialty Engineered Materials
Sales decreased $30.3 million, or 23.0%, in the first half of 2009 compared to the first half of 2008 primarily due to the unfavorable impact of the reduced demand levels in our end markets. Volumes decreased by 29.5% as compared to the first half of 2008.
Operating income decreased $1.0 million in the first half of 2009 compared to the first half of 2008 driven primarily by the decline in volumes that more than offset the benefits of lower raw material costs, the realization of restructuring savings, the benefit from LIFO related to declining U.S. inventories and reduced discretionary spending.
Specialty Color, Additives and Inks
Sales decreased $25.2 million, or 21.1%, in the first half of 2009 compared to the first half of 2008 due to a decline in volumes of 24.4% in our end markets.
Operating income declined $1.8 million in the first half of 2009 as lower volume offset the benefits of lower raw material costs, the benefit from LIFO related to reductions in U.S. inventories, the realization of restructuring savings and reduced discretionary spending.
Performance Products and Solutions
Sales decreased $203.9 million, or 38.3%, in the first half of 2009 compared to the first half of 2008 due to the decreased demand in our end markets, particularly those related to the North American building and construction market. Volumes declined 36.9% versus the first half of 2008.
Operating income increased $9.8 million, or 72.1%, in the first half of 2009 compared to the first half of 2008 despite lower volume. LIFO reserve changes added $10.7 million to operating income in the first half of 2009 and reduced operating income in the first half of 2008 by $5.2 million for a net favorable effect of $15.9 million. Beyond that, effective price management in a declining raw material cost environment, the realization of restructuring savings, and reduced discretionary spending more than offset the impact on earnings of the decline in volumes.
PolyOne Distribution
PolyOne Distribution sales decreased $137.3 million, or 33.5%, in the first half of 2009 compared to the first half of 2008, reflecting a 23.2% decline in volume and lower pricing.
Operating income decreased $3.7 million in the first half of 2009 compared to the first half of 2008 due to the decline in volume partially offset by improved gross margins and reduced discretionary spending.
Resin and Intermediates
During the first half of 2009, income from equity affiliates included in Resins and Intermediates increased $5.2 million, or 31.3%, compared to first the half of 2008 due primarily to improved earnings from our SunBelt joint venture driven by expanded margins resulting from higher caustic soda prices offsetting the unfavorable impacts of lower chlorine pricing and demand.
Corporate and Eliminations
Operating loss from Corporate and eliminations was $23.2 million higher in the first half of 2009 as compared to the first half of 2008 due mainly to higher charges for employee separation and plant phaseout of $11.6 million, a $5.0 million adjustment in the first quarter of 2009 to our estimated year-end goodwill impairment charge of $170.0 million and higher pension and incentive expenses. The following summarizes the components of Corporate and eliminations:

	Six Months Ended June 30,
(In millions)	2009	2008

Adjustment to impairment of goodwill (a)	$(5.0)	$–
Environmental remediation costs	(2.9)	(3.9)
Employee separation and plant phaseout (b)	(13.1)	(1.5)
Share-based compensation	(1.4)	(1.5)
Incentive compensation	(8.5)	(5.0)
Unallocated pension expense	(11.0)	(2.6)
All other and eliminations (c)	(8.5)	(12.7)

Total Corporate and eliminations	$(50.4)	$(27.2)

(a)	In the first quarter of 2009, we increased our estimated year-end goodwill impairment charge of $170.0 million by $5.0 million, which is comprised of an increase of $12.4 million related to our Specialty Coatings reporting unit and a decrease of $7.4 million to our Geon Compounds reporting unit. See Note 3, Goodwill, to the accompanying consolidated financial statements for further information.

(b)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that include eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity. See Note 4, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(c)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources

(In millions)	June 30, 2009	December 31, 2008

Cash and cash equivalents	$182.3	$44.3
Accounts receivable facility availability	72.3	121.4

Liquidity	$254.6	$165.7

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations. Liquidity increased by $88.9 million as of June 30, 2009 compared to December 31, 2008 due to a $138.0 million increase in cash and cash equivalents, which was the result of substantial reduction in working capital investment since the beginning of 2009. As of June 30, 2009, there was $112.3 million of availability remaining under the accounts receivable sale facility. For liquidity purposes, we reduce this by $40.0 million because we are not permitted to borrow the last $40.0 million when our fixed charge coverage ratio is less than 1:1.
Cash Flows
The following discussion focuses on the material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2008) to the date of the most recent interim balance sheet (June 30, 2009).
Operating Activities – In first half of 2009, net cash provided by operating activities was $134.6 million as compared to a use of $0.3 million in the first half of 2008. This increase of $134.9 million was due to a $147.2 million improvement in working capital year over year and $5.9 million of higher distributions from our equity affiliates, both of which offset lower earnings and the repayment of amounts under our receivables financing facility of $14.2 million.
Investing Activities – Net cash used by investing activities during the first half of 2009 was $12.2 million as compared to $169.9 million during the first half of 2008. Cash used by investing activities in the first half of 2008 includes $150.0 million related to the acquisition of GLS Corporation. Capital spending declined by $7.7 million due to management actions to maintain liquidity while implementing the investment programs necessary to enable the realization of restructuring savings and support the execution of key elements of our strategy.

Financing Activities – Net cash provided by financing activities in the first half of 2009 was $15.1 million as compared to $149.0 million in the first half of 2008. Net cash provided by financing activities in the first half of 2009 primarily represents the proceeds from borrowings to fund the acquisition of GLS.
Balance Sheets
The following discussion focuses on material changes in balance sheet line items from December 31, 2008 to June 30, 2009 that are not discussed in the preceding “Cash Flows” section.
Inventories –Inventories decreased by $47.0 million due to management’s actions to reduce on-hand quantities. This reduction in inventories along with price declines resulted in a $13.8 million reduction in our LIFO reserve.
Accounts Payable – Accounts payable increased by $74.7 million. This increase is a result of management’s actions to initiate vendor terms management programs in January of 2009 as well as increased purchases in the last two months of the second quarter of 2009.
Pension Benefits – Our liability for pension benefits decreased $16.3 million mainly as a result of the amendments to the Geon Pension Plan announced in January 2009. These amendments permanently froze future benefit accruals effective March 20, 2009 and reduced our total future pension fund contributions by approximately $19 million.
Liquidity and Capital Resources
As of June 30, 2009, we had existing facilities to access capital resources totaling $523.0 million, of which $450.7 million of these resources was used, and $72.3 million remained available to be drawn. As of June 30, 2009, we also had a $182.3 million of cash and cash equivalents adding to our available liquidity.
The following table summarizes our outstanding and available facilities as of June 30, 2009:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$428.6	$–
Receivables sale facility	–	72.3
Short-term debt	22.1	–

	$450.7	$72.3

Short-Term Debt
Through our Spanish subsidiary, we factor a portion of our accounts receivable through factoring transactions. As of June 30, 2009, all factoring transactions were with recourse to the seller. These transactions do not meet the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for asset derecognition. Consequently, as of June 30, 2009, $1.3 million of receivables sold through factoring transactions are recorded in the consolidated balance sheet in Accounts receivable, net. A corresponding liability, amounting to $1.3 million related to the advances from the factoring agent, is recorded in Short-term debt.
Long-Term Debt
As of June 30, 2009, long-term debt totaled $428.6 million, with maturities ranging from 2009 to 2015. Current maturities of long-term debt at June 30, 2009 were $39.7 million, which includes $19.9 million of our 6.91% medium-term notes due October 1, 2009 and $19.8 million of our 6.52% medium-term notes due February 23, 2010. For more information about our debt, see Note 11, Financing Arrangements, to the accompanying condensed consolidated financial statements.
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
Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. At June 30, 2009, we had outstanding borrowings under the revolving credit facility of $40.0 million that are included in Long-term debt on the accompanying condensed consolidated balance sheets. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties. As of June 30, 2009, we were in compliance with these covenants.
Receivables Sale Facility
As of June 30, 2009, we had receivable sales facilities outstanding in the United States and Canada totaling $200.0 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $11.8 million was used at June 30, 2009.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less. As of June 30, 2009, the average excess availability under the facility is greater than $40.0 million.
Of the capital resource facilities available to us as of June 30, 2009, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of June 30, 2009, we had not sold any accounts receivable under the receivable sale facility and had guaranteed $54.8 million of our SunBelt equity affiliate’s debt.
We expect that cash flows from operations in 2009 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2009 include cash from operations, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2009 include interest expense and discounts on the sale of accounts receivable, cash taxes, contributions to a defined benefit pension plan, debt retirements (including current maturities), environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to approximate $35 million in 2009, primarily to support and maintain manufacturing operations and restructuring actions.
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

Notes Receivable
As of June 30, 2009, included in Other non-current assets was $22.4 million outstanding on a seller note receivable due from Excel Polymers, LLC (Excel), who purchased our elastomers and performance additives business in February 2006. During the second quarter of 2009, the Company and Excel agreed to extend the maturity of the seller note to February 29, 2012. As a result of this extension, we were given a secured position in the assets of the business. This note accrues interest at 10% per annum and is due in full with accrued interest at maturity. Also included in Other non-current assets as of June 30, 2009 is $7.8 million outstanding on a seller note receivable due to us from O’Sullivan Films, which purchased our engineered films business in August 2004. This note accrues interest at 7% per annum and is due in full with accrued interest at maturity in December 2010.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the three months ended June 30, 2009, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies and Estimates
During the first half of 2009, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, other than those described below:
Goodwill – As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we concluded that indicators of potential impairment were present and evaluated the carrying values of goodwill and intangible and other long-lived assets. Based on the results of this preliminary review, we recorded a non-cash impairment charge to reduce the carrying value of goodwill to its estimated fair value. The non-cash impairment charge recognized in the fourth quarter of 2008 was $170.0 million. This charge was measured and recognized on an estimated basis following the guidance in SFAS No. 142, Goodwill and Other Intangible Assets, as described below.
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
Interest rate exposure — We are subject to interest rate risk related to our floating rate debt. As of June 30, 2009, approximately 91% of the principal amount of our debt obligations were at fixed rates. There would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of June 30, 2009.
To help manage borrowing costs, we may periodically enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts on agreed-upon notional principal amounts. As of June 30, 2009, there were no outstanding interest rate swap agreements.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. These contracts are not treated as hedges and, as a result, are marked to market, with the resulting gains and losses recognized as other income or expense in the accompanying consolidated statements of operations. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged. At June 30, 2009, these agreements had a fair value of ($0.8) million. The estimated potential effect on the fair values of these foreign exchange contracts, outstanding as of June 30, 2009, given a 10% change in exchange rates would be a $5.7 million impact to pre-tax income. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note 16, Derivatives, to the accompanying consolidated financial statements.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information
Item 4. Submission of Matters to a Vote of Security Holders
PolyOne held its Annual Meeting of Stockholders on May 14, 2009. At the Meeting,
the following actions were taken:
a)	The following persons were elected directors of PolyOne, having received the number of votes set opposite their respective names:

	Number of Shares	Number of Shares
	Voted For	Withheld
J. Douglas Campbell	85,540,338	2,062,834
Carol A Cartwright	84,415,553	3,187,619
Gale Duff-Bloom	85,170,596	2,432,576
Richard H. Fearon	84,989,969	2,613,204
Gordon D. Harnett	79,124,471	8,478,702
Richard A. Lorraine	85,101,026	2,502,146
Edward J. Mooney	80,591,296	7,011,877
Stephen D. Newlin	83,771,261	3,831,912
William H. Powell	85,603,582	1,999,591
Farah M. Walters	85,398,331	2,204,841

b)	The amendment to PolyOne’s Code of Regulations, to allow the Board of Directors to amend the Regulations to the extent permitted by law, was approved by the following number of votes:

For	Against	Abstain	Broker Non-Votes
73,916,465	13,375,804	310,903	-0-

c)	The appointment of Ernst & Young LLP as PolyOne’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by the following number of votes:

For	Against	Abstain	Broker Non-Votes
85,684,079	1,760,780	158,313	-0-

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Regulations of the Company, amended and restated as of July 15, 2009, filed as exhibit 3.1 to the Company’s Form 8-K filed with the Commission on July 17, 2009 and incorporated herein by this reference.

10.1+	Executive Severance Plan, as amended and restated effective February 17, 2009

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2009	POLYONE CORPORATION
/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Regulations of the Company, amended and restated as of July 15, 2007, filed as exhibit 3.1 to the Company’s Form 8-K filed with the Commission on July 17, 2009 and incorporated herein by this reference.

10.1+	Executive Severance Plan, as amended and restated effective February 17, 2009

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants