Form 10-Q
period 2009-09-30
POLYONE CORP
filed 2009-11-04
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes     [x] No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of November 2, 2009 was 92,485,656.

Part I – Financial Information

Item 1.	Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$548.3	$735.1	$1,508.2	$2,196.9

Cost of sales	441.0	669.9	1,255.4	1,958.3

Gross margin	107.3	65.2	252.8	238.6
Selling and administrative	56.3	69.7	203.6	217.6
Adjustment to impairment of goodwill	–	–	5.0	–
Income from equity affiliates	5.2	5.8	28.6	24.4

Operating income	56.2	1.3	72.8	45.4
Interest expense, net	(8.5)	(9.7)	(26.1)	(27.9)
Other expense, net	(1.2)	–	(8.5)	(2.7)

Income (loss) before income taxes	46.5	(8.4)	38.2	14.8
Income tax benefit (expense)	3.1	2.8	5.6	(5.1)

Net income (loss)	$49.6	$(5.6)	$43.8	$9.7

Earnings (loss) per common share:
Basic earnings (loss)	$0.54	$(0.06)	$0.47	$0.10
Diluted earnings (loss)	$0.53	$(0.06)	$0.47	$0.10

Weighted-average shares used to compute earnings per share:
Basic	92.4	92.9	92.4	92.9
Diluted	93.9	92.9	93.0	93.5
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)
	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$241.0	$44.3
Accounts receivable, net	297.2	262.1
Inventories	158.2	197.8
Deferred income tax assets	0.5	1.0
Other current assets	15.6	19.9

Total current assets	712.5	525.1
Property, net	395.6	432.0
Investment in equity affiliates and nonconsolidated subsidiary	21.4	20.5
Goodwill	159.0	163.9
Other intangible assets, net	66.7	69.1
Deferred income tax assets	–	0.5
Other non-current assets	66.9	66.6

Total assets	$1,422.1	$1,277.7

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$39.9	$19.8
Short-term debt	0.6	6.2
Accounts payable	260.1	160.0
Accrued expenses and other liabilities	116.7	118.2

Total current liabilities	417.3	304.2
Long-term debt	389.0	408.3
Postretirement benefits other than pensions	24.1	80.9
Pension benefits	206.8	225.0
Deferred income tax liabilities	4.3	–
Other non-current liabilities	94.8	83.4
Shareholders’ equity	285.8	175.9

Total liabilities and shareholders’ equity	$1,422.1	$1,277.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$43.8	$9.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.8	51.8
Deferred income tax provision (benefit)	9.4	(5.1)
Provision for doubtful accounts	3.0	5.3
Stock compensation expense	2.2	2.2
Adjustment to impairment of goodwill	5.0	–
Asset write-downs and impairment charges	7.7	0.5
Companies carried at equity:
Income from equity affiliates	(28.6)	(24.4)
Dividends and distributions received	27.6	20.8
Change in assets and liabilities, net of acquisition:
Increase in accounts receivable	(20.2)	(74.4)
Decrease (increase) in inventories	39.9	(34.9)
Increase in accounts payable	97.8	36.1
(Decrease) increase in sale of accounts receivable	(14.2)	25.8
(Decrease) increase in accrued expenses and other	(6.3)	3.6

Net cash provided by operating activities	216.9	17.0

Investing Activities
Capital expenditures	(15.9)	(29.6)
Investment in affiliated company	–	(1.1)
Business acquisitions, net of cash acquired	–	(150.2)

Net cash used by investing activities	(15.9)	(180.9)

Financing Activities
Change in short-term debt	(5.5)	73.4
Purchase of common stock for treasury	–	(8.0)
Issuance of long-term debt, net of debt issuance cost	–	77.8
Repayment of long-term debt	–	(22.2)
Proceeds from exercise of stock options	–	1.1

Net cash (used) provided by financing activities	(5.5)	122.1

Effect of exchange rate changes on cash	1.2	0.6

Increase (decrease) in cash and cash equivalents	196.7	(42.4)
Cash and cash equivalents at beginning of period	44.3	79.4

Cash and cash equivalents at end of period	$241.0	$37.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to
Form 10-Q and, in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K.
Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2009.
Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 2 – New Accounting Pronouncements
Consolidation – In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. A requirement of the new guidance is an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements are effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We are currently evaluating the impact, if any, that the adoption of the new guidance will have on our financial condition, results of operations and disclosures.
Subsequent Events – In May 2009, the FASB issued new guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for the date that was selected and is effective for interim and annual periods ending after June 15, 2009. Refer to Note 18, Subsequent Events.
Financial Instruments – On April 9, 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments. The new guidance is intended to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. Refer to Note 16, Financial Instruments, for information on our assets and liabilities measured at fair value.
Fair Value Measurements and Disclosures – In September 2006, the FASB issued new guidance regarding fair value measurements, which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued further guidance that delayed the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of this new guidance on January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, did not have a material impact on our financial statements. See Note 15, Fair Value, for information on our assets and liabilities measured at fair value.
Business Combinations – In December 2007, the FASB issued new guidance that establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures of business combinations. The new guidance is effective for business combinations completed on or after

January 1, 2009. The impact of the adoption of this new guidance will depend on the nature and significance of future acquisitions.
Derivatives and Hedging – In March 2008, the FASB issued new guidance that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This new guidance is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance on January 1, 2009 did not materially impact our financial statements. See Note 16, Financial Instruments, for information on our derivatives and the required disclosures.
Note 3 – Goodwill
The following table details the changes in the carrying amount of goodwill during the nine months ended September 30, 2009:

Nine Months Ended
(In millions)	September 30, 2009

Balance at beginning of the period	$163.9
Adjustment to December 31, 2008 impairment charge	(5.0)
Translation and other adjustments	0.1

Balance at end of the period	$159.0

Goodwill as of September 30, 2009 and December 31, 2008, by operating segment, was as follows:

	September 30,	December 31,
(In millions)	2009	2008

International Color and Engineered Materials	$72.1	$72.0
Specialty Engineered Materials	44.1	44.1
Specialty Color, Additives and Inks	33.8	33.8
Performance Products and Solutions	7.4	12.4
PolyOne Distribution	1.6	1.6

Total	$159.0	$163.9

As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we noted indicators of potential impairment of our long-lived assets and goodwill. Based on the results of our preliminary review, we recorded a non-cash impairment charge of $170.0 million in the fourth quarter of 2008. Upon completion of the analysis in the first quarter of 2009, we revised our estimate of goodwill impairment as of December 31, 2008 to $175.0 million, of which $147.8 million and $27.2 million relates to the Geon Compounds and Specialty Coatings reporting units, respectively. Adjustments of $12.4 million and ($7.4) million related to the goodwill impairment charge for Specialty Coatings and Geon Compounds, respectively, were recorded in the first quarter of 2009 on the line Adjustment to impairment of goodwill and is reflected on the line Corporate and eliminations in Note 13, Segment Information.

Note 4 – Inventories
Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2009	2008

At FIFO or average cost, which approximates current cost:
Finished products	$106.2	$127.4
Work in process	2.8	2.1
Raw materials and supplies	75.7	109.9

	184.7	239.4
Reserve to reduce certain inventories to LIFO cost basis	(26.5)	(41.6)

	$158.2	$197.8

Note 5 – Property

	September 30,	December 31,
(In millions)	2009	2008

Land and land improvements	$40.7	$40.7
Buildings	278.9	278.6
Machinery and equipment	912.8	912.0

	1,232.4	1,231.3
Less accumulated depreciation and amortization	(836.8)	(799.3)

	$395.6	$432.0

During the nine months ended September 30, 2009, we recognized accelerated depreciation of $7.5 million as a result of certain plant closures. See Note 9, Employee Separation and Plant Phaseout, for further discussion.
Note 6 – Income Taxes
For the third quarter of 2009, we recognized an income tax benefit of $3.1 million, compared to a benefit of $2.8 million in the third quarter of 2008. For the first nine months of 2009, we recognized an income tax benefit of $5.6 million compared to income tax expense of $5.1 million during the same period of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them, as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $28.4 million in the third quarter of 2009. During the first nine months of 2009, we decreased these same valuation allowances by $34.6 million. The non-cash benefit to income tax expense for the third quarter and first nine months of 2009 was $15.3 million and $12.6 million, respectively, and related to various U.S. federal, state, local and foreign deferred tax assets. The remaining decrease of $13.1 million and $22.0 million, respectively, related to pension and postretirement health care liabilities and was recorded as an increase to accumulated other comprehensive income. We review all valuation allowances related to deferred tax assets and will adjust these reserves when appropriate.
During the third quarter of 2009, we recognized $3.4 million of benefit related to a state tax refund.
Note 7 – Investment in Equity Affiliates
The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt), our significant equity investment, are included in the Resin and Intermediates segment. We own 50% of SunBelt.

The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008

Net sales	$36.9	$43.1	$135.1	$123.3
Operating income	$11.6	$22.4	$59.2	$59.9
Partnership income as reported by SunBelt	$9.6	$20.3	$53.2	$53.6
PolyOne’s ownership of SunBelt	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$4.8	$10.2	$26.6	$26.8

	September 30,	December 31,
(In millions)	2009	2008

Current assets	$36.4	$22.4
Non-current assets	97.6	107.7

Total assets	134.0	130.1

Current liabilities	22.0	19.7
Non-current liabilities	97.5	97.5

Total liabilities	119.5	117.2

Partnership capital	$14.5	$12.9

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008

Net sales	$20.9	$44.8	$63.3	$90.6
Operating income	$1.2	$0.8	$4.8	$5.4
Partnership income as reported by other equity affiliates	$1.0	$0.7	$4.1	$4.6
PolyOne’s ownership of other equity affiliates	50%	50%	50%	50%

Equity affiliate earnings recorded by PolyOne	$0.4	$0.3	$2.0	$2.3

During the third quarter of 2008, we recorded a non-cash impairment charge of $2.6 million related to our proportionate share of a write-down of goodwill of Geon Polimeros Andinos. The impairment charge, included in Income from equity affiliates and minority interest on the condensed consolidated statements of operations and reflected on the line Corporate and eliminations in Note 13, Segment Information, mainly resulted from declines in current and projected operating results and cash flows of the equity affiliate. Also, in the third quarter of 2008, we recorded a $2.1 million charge related to an impairment of our investment in Geon Polimeros Andinos. These impairments are not reflected in the above equity affiliate earnings because they are excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker (See Note 13, Segment Information). These impairments are recorded in Income from equity affiliates and minority interest in the condensed consolidated statements of operations.

Note 8 – Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Weighted-average shares outstanding – basic	92.4	92.9	92.4	92.9

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.4	92.9	92.4	92.9
Plus dilutive impact of stock options and awards	1.5	–	0.6	0.6

Weighted-average shares – diluted	93.9	92.9	93.0	93.5

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to FASB ASC Topic 260, Earnings Per Share, when a loss is reported, the denominator of diluted earnings per share is not adjusted for the dilutive impact of stock options and other equity awards as doing so will result in anti-dilution. Therefore, for the three-month period ended September 30, 2008, basic weighted-average shares outstanding are used in calculating diluted earnings per share.
Outstanding stock options and stock appreciation rights with exercise prices greater than the average price of the common shares and certain other equity awards are anti-dilutive and are not included in the computation of diluted earnings per share. For the three-month and nine-month periods ended September 30, 2009, 5.5 million and 5.9 million, respectively, of these options and awards were excluded from the computation of diluted earnings per share. For the three-month and nine-month periods ended September 30, 2008, 5.8 million and 5.6 million, respectively, of these options and awards were excluded from the computation of diluted earnings per share.
Note 9 – Employee Separation and Plant Phaseout
Management has undertaken certain restructuring initiatives to improve profitability, and as a result, we have incurred employee separation and plant phaseout costs. Employee separation and plant phaseout costs are reflected on the line Corporate and eliminations in Note 13, Segment Information. For further discussion of these initiatives, see Note 4, Employee Separation and Plant Phaseout, of the consolidated financial statements and the accompanying notes included in our 2008 Annual Report on Form 10-K.
A summary of total employee separation and plant phaseout costs for the three-month and nine-month periods ended September 30, 2009 and 2008, including where the charges are recorded in the accompanying condensed consolidated statements of operations, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Cost of sales	$10.5	$11.5	$23.2	$11.9
Selling and administrative	1.6	0.1	2.0	1.2

Total employee separation and plant phaseout	$12.1	$11.6	$25.2	$13.1

Cash payments during the three-month periods ended September 30, 2009 and 2008 were $6.6 million and $1.8 million, respectively. Cash payments during the nine-month periods ended September 30, 2009 and 2008 were $26.9 million and $2.4 million, respectively. Included in Cost of sales for the three-month and nine-month periods ended September 30, 2009 were charges of $2.1 million and $7.5 million, respectively, for accelerated depreciation on assets related to these restructuring initiatives.

In July 2008, we announced the restructuring of certain manufacturing assets, including the closure of seven production facilities in North America and one in the United Kingdom. In January 2009, we announced further cost saving measures that include eliminating approximately 370 positions worldwide, implementing reduced work schedules for another 100 to 300 employees, closing our Niagara, Ontario facility and idling certain other capacity. We expect to incur one-time pre-tax charges of approximately $66 million related to these actions, including cash costs of approximately $40 million related to severance and site closure costs and non-cash charges of approximately $26 million related to asset write-downs and accelerated depreciation. We recognized charges of $38.3 million in 2008 and an additional $25.2 million in the nine-month period ended September 30, 2009. We expect to incur approximately $3 million of additional cash costs associated with these activities, most of which will be recognized during the fourth quarter of 2009.
The following table details the charges and changes to the reserves associated with these restructuring initiatives for the nine-month period ended September 30, 2009:

	Employee Separation		Plant Phaseout Costs
	Number of		Cash	Asset
(Dollars in millions)	Employees	Costs	Closure	Write-downs	Total

Realignment of certain manufacturing plants
Balance at January 1, 2009	526	$23.7	$0.7	$–	$24.4
Charge	170	2.9	7.1	15.2	25.2
Utilized	(686)	(20.6)	(6.3)	(15.2)	(42.1)
Impact of foreign currency translation	–	(0.6)	–	–	(0.6)

Balance at September 30, 2009	10	$5.4	$1.5	$–	$6.9

In addition to the above, during the nine-month periods ended September 30, 2009 and 2008, we paid $0.7 million and $0.9 million, respectively, related to executive severance. Our liability for unpaid severance costs was $0.4 million at September 30, 2009 and will be paid over the next 12 months.
Note 10 – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Service cost	$0.4	$0.4	$1.1	$1.0
Interest cost	8.4	8.1	24.1	24.3
Expected return on plan assets	(6.3)	(8.3)	(17.1)	(24.9)
Curtailment gain			(0.5)
Amortization of unrecognized losses, transition obligation and prior service cost	1.7	2.1	10.2	6.1

	$4.2	$2.3	$17.8	$6.5

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

Components of postretirement health care plan benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	1.1	1.5	4.0	4.5
Expected return on plan assets	–	–	–	–
Curtailment gain	(21.1)	–	(21.1)	–
Amortization of unrecognized losses, transition obligation and prior service cost	(2.4)	(1.1)	(4.2)	(3.3)

	$(22.3)	$0.5	$(21.1)	$1.5

On September 1, 2009, we adopted changes to our postretirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, will be discontinued, and benefits will be phased out through December 31, 2012 (the plan change). As a result, we recognized a curtailment gain of $21.1 million related to unrecognized prior service costs as of the date of the plan change in our third quarter of 2009. This gain is reflected in selling and administrative expenses in our statement of operations. Additionally, as a result of the plan change, our liability for postretirement healthcare was reduced by $58.1 million. This reduction of the liability and unrecognized actuarial losses of approximately $9.5 million are recognized in accumulated other comprehensive income.
Note 11 – Financing Arrangements
Short-term debt – At September 30, 2009, $0.6 million of short-term notes issued by certain of our European subsidiaries was outstanding.
Long-term debt – Long-term debt consisted of the following:

	September 30,	December 31,
(Dollars in millions)	2009(1)	2008(1)

8.875% senior notes due May 2012	$279.4	$279.2
7.500% debentures due December 2015	50.0	50.0
Medium-term notes:
6.91% medium-term notes due October 2009	20.0	19.8
6.52% medium-term notes due February 2010	19.9	19.6
6.58% medium-term notes due February 2011	19.6	19.5
Credit facility borrowings, facility expires March 2011	40.0	40.0

Total long-term debt	428.9	428.1
Less current portion	39.9	19.8

Total long-term debt, net of current portion	$389.0	$408.3

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.
Current maturities of long-term debt at September 30, 2009 includes $20.0 million of our 6.91% medium-term notes, which were paid on October 6, 2009, and $19.9 million of our 6.52% medium-term notes due February 23, 2010.
We are exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K. There have been no material changes in the market risk from December 31, 2008 to September 30, 2009.
Note 12 – Sale of Accounts Receivable
Accounts receivable consist of the following:

	September 30,	December 31,
(In millions)	2009	2008

Trade accounts receivable	$142.4	$141.6
Retained interest in securitized accounts receivable	160.8	127.2
Allowance for doubtful accounts	(6.0)	(6.7)

	$297.2	$262.1

Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. The receivables sale facility matures in June 2012. As of September 30, 2009, there was $103.4 million of availability remaining under the accounts receivable sale facility.
As of September 30, 2009 and December 31, 2008, accounts receivable totaling $160.8 million and $141.4 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of September 30, 2009, PFC and PFCC had not sold any of their undivided interests in accounts receivable. As of December 31, 2008, PFC and PFCC had sold $14.2 million of their undivided interests in accounts receivable.
We retain an interest in the difference between the amount of trade receivables sold by us to PFC and PFCC and the undivided interest sold by PFC and PFCC as of September 30, 2009 and December 31, 2008. As a result, the interest retained by us was $160.8 million and $127.2 million, as of September 30, 2009 and December 31, 2008, respectively, and was included in Accounts receivable, net on the accompanying condensed consolidated balance sheets.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million facility, of which $12.9 million was used at September 30, 2009.
Note 13 – Segment Information
Segment information for the three-month and nine-month periods ended September 30, 2009 and 2008, follows:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
						Segment
	Sales to		Segment	Sales to		Operating
	External		Operating	External		Income
(In millions)	Customers	Total Sales	Income	Customers	Total Sales	(Loss)

International Color and Engineered Materials	$124.4	$124.4	$8.4	$153.7	$153.7	$4.6
Specialty Engineered Materials	47.2	53.6	5.9	57.6	66.1	5.0
Specialty Color, Additives and Inks	51.6	52.2	5.2	59.1	60.1	4.7
Performance Products and Solutions	162.4	180.9	12.0	251.4	274.4	5.3
PolyOne Distribution	162.7	163.1	6.5	213.3	214.7	9.4
Resin and Intermediates	–	–	3.8	–	–	9.6
Corporate and eliminations	–	(25.9)	14.4	–	(33.9)	(37.3)

Total	$548.3	$548.3	$56.2	$735.1	$735.1	$1.3

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)

International Color and Engineered Materials	$333.5	$333.5	$13.9	$491.0	$491.0	$22.8
Specialty Engineered Materials	138.1	155.1	11.0	175.2	197.9	11.1

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)

Specialty Color, Additives and Inks	144.6	146.2	9.7	177.1	179.3	11.0
Performance Products and Solutions	458.2	510.0	35.4	733.7	807.4	18.9
PolyOne Distribution	433.8	435.1	15.3	619.9	624.0	21.9
Resin and Intermediates	–	–	23.5	–	–	24.2
Corporate and eliminations	–	(71.7)	(36.0)	–	(102.7)	(64.5)

Total	$1,508.2	$1,508.2	$72.8	$2,196.9	$2,196.9	$45.4

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
During the nine-month periods ended September 30, 2009 and 2008, we recognized $8.3 million and $14.3 million, respectively, of expense related to environmental activities at all of our active and inactive sites.
During August of 2009, we received $23.9 million from our former parent company, as partial reimbursement of certain previously incurred environmental remediation costs. The gain associated with this reimbursement is included in Cost of sales in our consolidated statement of operations.
Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $81.0 million at September 30, 2009 and $84.6 million at December 31, 2008 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2009. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 13, Commitments and Related-Party Information, to the consolidated financial statements included in our 2008 Annual Report on Form 10-K.
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
We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The following table presents information about our financial liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the level in the fair value hierarchy:

(In millions)		Fair Value Measurement Used
Quoted Prices in Active
		Quoted Prices in	Markets for Similar	Other
	Recorded Value	Active Markets for	Instruments and	Unobservable
	as of	Identical Assets	Observable	Inputs
Description	September 30, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Foreign exchange contracts	$0.8	–	$0.8	–
Foreign exchange contracts are valued based on observable market spot and forward rates, and accordingly, are classified within Level 2 of the fair value hierarchy.
In accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other, we assess the fair value of goodwill on a non-recurring basis. Accordingly, goodwill with a preliminary carrying amount of $334.0 million as of December 31, 2008 was adjusted to its implied fair value of $159.0 million, resulting in an impairment charge of $175.0 million, of which $170.0 million was included in earnings for the three-month period ended December 31, 2008 and $5.0 million was included in earnings for the three-month period ended March 31, 2009. The implied fair value of goodwill is determined based on significant unobservable inputs as summarized below, and is classified within Level 3 of the fair value hierarchy.
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
In accordance with the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, we assess the fair value of our long-lived assets on a non-recurring basis. In the first nine months of 2009 we recorded impairment charges totaling approximately $7.7 million for certain of the facilities that were closed as a result of the realignment activities. Our estimates of fair value are based primarily on estimates from broker opinions of value and appraisals of the assets. As these fair value measurements are based on significant unobservable inputs, such as recent sales of comparable properties, they are classified within Level 3 of the fair value hierarchy.
Note 16 – Financial Instruments
We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is foreign exchange risk. Foreign exchange contracts are entered into to manage foreign exchange risk associated with intercompany lending transactions denominated in various foreign currencies. These derivative instruments are not treated as hedges under FASB ASC Topic 815, Derivatives and Hedging.
The following table summarizes the notional amounts of our foreign exchange contracts at September 30, 2009:

	September 30, 2009
Currency (In millions)	Buy	Sell

U.S. Dollar	$71.6
Euro		€44.4
British pound		£3.8
The following table summarizes derivative information at September 30, 2009:

	Balance Sheet
(In millions)	Location	Fair Value

Derivatives not designated as hedging instruments under FASB ASC 815:
Foreign exchange forwards	Other assets	$0.8
For the three-month period ended September 30, 2009, we recognized a loss of $2.3 million on foreign exchange forwards not designated as hedging instruments under FASB ASC Topic 815. This loss is included in Other expense, net.
Certain of our derivative instruments contain provisions that require collateral and require us to increase collateral if the market value of the hedge is at a deficit of more than $0.15 million. If we fail to meet this requirement, we would be in violation of those provisions and the counterparty could request immediate payment on derivative instruments in net liability positions. All derivative instruments with credit-risk-related contingent features were in an asset position as of September 30, 2009.
The following summarizes the carrying amounts and fair values of our financial instruments as of September 30, 2009:

(In millions)	Carrying Amount	Fair Value

Cash and cash equivalents	$241.0	$241.0
Long-term debt
Credit facility borrowings	40.0	40.0
7.500% debentures	50.0	37.5
8.875% senior notes	279.4	280.8
Medium-term notes	59.5	58.3

Note 17 – Comprehensive Income
The following table sets forth the reconciliation of net income (loss) to comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net income (loss)	$49.6	$(5.6)	$43.8	$9.7
Amortization of unrecognized (losses) gains, transition obligation and prior service costs	(0.7)	0.6	5.5	1.8
Adjustment for supplemental executive retirement plan	–	(1.3)	–	(1.3)
Net (loss) gain occurring in the year due to retiree plan amendments (See Note 10)	–	(3.9)	18.5	(3.9)
Net gain occurring in the year due to postretirement healthcare plan amendments (See Note 10)	37.0	–	37.0	–
Translation adjustment	3.9	(13.3)	2.8	(4.6)
Other	–	(0.2)	0.1	(0.6)

Total comprehensive income (loss)	$89.8	$(23.7)	$107.7	$1.1

Note 18 – Subsequent Events
On October 13, 2009, we sold Geon Polimeros Andinos, previously a 50% owned equity affiliate of ours and part of the Performance Products and Solutions operating segment, to Mexichem Compuestos, S.A. de C.V. We received cash proceeds of $13.5 million and will record a pre-tax gain of approximately $2 million in our fourth quarter 2009 results of operations.
Events subsequent to September 30, 2009 have been evaluated through November 4, 2009, or the date of issuance of these financial statements. There were no subsequent events requiring recognition in these financial statements for the quarter ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. We also have three equity investments: one in a manufacturer of caustic soda and chlorine; one in a formulator of polyurethane compounds; and one in a manufacturer of polyvinyl chloride (PVC) compound products. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, Europe and Asia and equity investments in North America. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).
Highlights and Executive Summary
Selected Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Sales	$548.3	$735.1	$1,508.2	$2,196.9
Operating income	$56.2	$1.3	$72.8	$45.4
Net income (loss)	$49.6	$(5.6)	$43.8	$9.7
Sales in the third quarter and first nine months of 2009 declined 25.4% and 31.3%, respectively, versus the corresponding periods in 2008. Volumes in the third quarter and first nine months of 2009 declined 20.1% and 28.0%, respectively, compared to the corresponding periods in 2008. These results reflect the adverse impact of the global recession on demand levels across all end markets. Particularly hardest hit were the transportation and building and construction end markets. Changes in currency exchange rates had a negative impact on sales of 3.6% and 5.4% for the third quarter and first nine months of 2009, respectively.
Operating income in the third quarter and first nine months of 2009 increased $54.9 million and $27.4 million, respectively, versus the corresponding periods in 2008 primarily as a result of third quarter 2009 gains of $21.1 million associated with the curtailment of our postretirement healthcare plan and $23.9 million related to the reimbursement of previously incurred environmental costs. Additionally, operating income was favorably impacted by improved mix, lower raw material costs, the realization of restructuring savings, and an incremental benefit from LIFO related to the significant inventory reduction in the United States in the first nine months of 2009. The impact of the previously noted volume declines partially offset these favorable items in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008. Additionally, we recognized charges of $12.1 million and $25.2 million related to restructuring and employee separation in the third quarter and first nine months of 2009, respectively, as compared to $11.6 million and $13.1 million in the corresponding periods in 2008. Our operating income for the first nine months of 2009 was also negatively impacted by the $5.0 million adjustment to our estimated 2008 year-end goodwill impairment charge. Changes in currency exchange rates unfavorably impacted operating income by $1.0 million and $4.5 million, respectively, in the third quarter and first nine months of 2009 as compared to the corresponding periods in 2008, driven mainly by the strengthening of the U.S. dollar versus the Euro and Canadian dollar.
Net income increased $55.2 million and $34.1 million during the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008 primarily due to the items discussed in the paragraph above. Net interest expense was lower than in comparable prior periods primarily due to lower average borrowing levels and lower average interest rates on our variable rate debt. Income tax benefit for the first nine months of 2009 included $13.2 million of income tax benefits and related interest income due to the favorable settlement of a foreign tax audit and a state tax refund. These items were partially offset by $8.3 million of charges for similar items in the second and third quarters of 2009.

Liquidity

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$241.0	$44.3
Accounts receivable facility availability	103.4	121.4

Liquidity	$344.4	$165.7

Since December 31, 2008, our liquidity increased by $178.7 million to $344.4 million as the increase in our cash balance has more than offset the decline in our borrowing capacity on the accounts receivable facility. The increase in cash and cash equivalents of $196.7 million was driven by substantially lower working capital investment in the first nine months of 2009 as compared to year-end 2008.
Results of Operations – Three-Month Period Ended September 30, 2009 versus the Three-Month Period Ended September 30, 2008

			Variances—Favorable
	Three Months Ended September 30,		(Unfavorable)
(Dollars in millions, except per share data)	2009	2008	Change	% Change

Sales	$548.3	$735.1	$(186.8)	(25.4)%

Cost of sales	441.0	669.9	228.9	34.2%

Gross margin	107.3	65.2	42.1	64.6%
Selling and administrative	56.3	69.7	13.4	19.2%
Income from equity affiliates and minority interest	5.2	5.8	(0.6)	(10.3)%

Operating income	56.2	1.3	54.9	NM
Interest expense, net	(8.5)	(9.7)	1.2	12.4%
Other expense, net	(1.2)	–	(1.2)	NM

Income (loss) before income taxes	46.5	(8.4)	54.9	NM
Income tax benefit	3.1	2.8	0.3	10.7%

Net income (loss)	$49.6	$(5.6)	$55.2	NM

Earnings (loss) per common share:
Basic earnings (loss)	$0.54	$(0.06)
Diluted earnings (loss)	$0.53	$(0.06)
NM – Not meaningful
Sales
Sales declined $186.8 million, or 25.4%, due to the effects of the global recession on demand levels. The components of this decrease include the unfavorable impact of the decline in volumes, which reduced sales 20.1% and the unfavorable impact of foreign exchange on sales of 3.6%. All operating segments experienced a decline in sales. The end markets particularly hardest hit globally were transportation and building and construction.
Cost of Sales
Cost of sales includes raw material, plant conversion, distribution and environmental remediation related costs and plant related restructuring charges. These costs, as a percentage of sales, declined to 80.4% in the third quarter of 2009 as compared to 91.1% in the third quarter of 2008. Included in cost of sales for the third quarter of 2009 is a gain of $23.9 million associated with the reimbursement of previously incurred environmental costs. Restructuring charges in cost of sales were $10.5 million in the third quarter 2009 as compared to $11.5 million in the same period in 2008. The primary drivers of the remaining quarter-over-quarter decline were lower raw material costs, realization of restructuring savings and the LIFO benefit related to inventory reductions in the United States.
Selling and Administrative
Selling and administrative costs include selling, technology, administrative functions, and general corporate expenses. These costs were $13.4 million lower in the third quarter of 2009 due to the impact of the $21.1 million curtailment gain, savings from our restructuring activities and decreases in insurance and bad debt expense, which were partially offset by increases in pension and incentive compensation expenses.
Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Three Months Ended
	September 30,
(In millions)	2009	2008

SunBelt	$4.8	$10.2
Other equity affiliates	$0.4	$(4.4)
During the third quarter of 2009, income from equity affiliates declined $0.6 million. Lower earnings from our SunBelt joint venture were due primarily to lower pricing for caustic soda, partially offset by an increase in pricing and volume for chlorine as compared to the third quarter of 2008. Also, in the third quarter of 2008, we recognized charges of $4.7 million related to our investment in Geon Polimeros Andinos, a 50% owned equity affiliate.
Interest Expense, net
Interest expense, net declined $1.2 million in the third quarter of 2009 versus the third quarter of 2008 due primarily to lower average borrowings and lower interest rates on our variable rate debt. Included in interest expense, net for the third quarter of 2009 and 2008 was interest income of $0.9 million and $0.8 million, respectively.
Other Expense, net

	Three Months Ended
	September 30,
(In millions)	2009	2008

Currency exchange gain	$1.7	$1.2
Foreign exchange contracts loss	(2.3)	(0.4)
Fees and discount on sale of trade receivables	(0.4)	(0.6)
Other loss	(0.2)	(0.2)

Other expense, net	$(1.2)	$–

The expense related to the discount on sale of trade receivables was lower in the third quarter of 2009 as we had no borrowings under our receivables sale facility.
Income Tax (Expense) Benefit
For the third quarter of 2009, we recognized an income tax benefit of $3.1 million compared to a benefit of $2.8 million in the third quarter of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal, state and foreign income tax loss carryforwards and our ability to use them, as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $28.4 million in the third quarter of 2009. The non-cash benefit to income tax expense was $15.3 million and related to various U.S. federal, state, local and foreign deferred tax assets. The remaining decrease of $13.1 million related to pension and postretirement health care liabilities and was recorded as an increase to accumulated other comprehensive income. We review all valuation allowances related to deferred tax assets and will adjust these reserves when appropriate.
During the third quarter of 2009, we recognized $3.4 million of benefit related to a state tax refund.

Results of Operations – Nine-Month Period Ended September 30, 2009 versus the Nine-Month Period Ended September 30, 2008

			Variances—Favorable
	Nine Months Ended September 30,		(Unfavorable)
(Dollars in millions, except per share data)	2009	2008	Change	% Change

Sales	$1,508.2	$2,196.9	$(688.7)	(31.3)%

Cost of sales	1,255.4	1,958.3	702.9	35.9%

Gross margin	252.8	238.6	14.2	6.0%
Selling and administrative	203.6	217.6	14.0	6.4%
Adjustment to impairment of goodwill	5.0	–	(5.0)	NM
Income from equity affiliates and minority interest	28.6	24.4	4.2	17.2%

Operating income	72.8	45.4	27.4	60.4%
Interest expense, net	(26.1)	(27.9)	1.8	6.5%
Other expense, net	(8.5)	(2.7)	(5.8)	(214.8)%

Income before income taxes	38.2	14.8	23.4	158.1%
Income tax benefit (expense)	5.6	(5.1)	10.7	NM

Net income	$43.8	$9.7	$34.1	351.5%

Basic and diluted earnings per common share	$0.47	$0.10

NM – Not meaningful
Sales
Sales declined $688.7 million, or 31.3%, in the first nine months of 2009 due to the effects of the global recession. The components of this decrease include the unfavorable impact of the decline in volumes of 28.0% and the unfavorable impact of foreign exchange on sales of 5.4%. All operating segments experienced declines in sales and volumes reflecting the significant impact of the global recession on our end markets, particularly transportation and building and construction.
Cost of Sales
Cost of sales includes raw material, plant conversion, distribution and environmental remediation related costs and plant related restructuring charges. These costs, as a percentage of sales, declined to 83.2% of sales in the first nine months of 2009 as compared to 89.1% in the first nine months of 2008. Cost of sales for the first nine months of 2009 includes a gain of $23.9 million associated with the reimbursement of previously incurred environmental costs. Restructuring charges in cost of sales were $23.2 million in the first nine months of 2009 and $11.9 million in the same period in 2008. Lower raw material costs, the realization of restructuring savings and a benefit from LIFO related to inventory reductions in the United States favorably impacted cost of good sold in the first nine months of 2009 as compared to the same period in 2008.
Selling and Administrative
Selling and administrative includes selling, technology, administrative, and general corporate expenses. These costs were $14.0 million lower in the first nine months of 2009 due to a $21.1 million curtailment gain, a decrease in insurance and bad debt expense and savings from our restructuring activities, partially offset by increases in pension and incentive compensation expenses.
Adjustment to Impairment of Goodwill
As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we identified indicators of potential impairment and evaluated the carrying values of goodwill and other intangible and long-lived assets. The measurement of goodwill impairment consists of two steps. In the first step, we compared the fair value of each reporting unit to its carrying value, and determined that the fair value of both the Geon Compounds and Specialty Coatings reporting units (reporting units within Performance Products and Solutions) was less than their corresponding carrying values. Following that determination, we performed a second step in order to measure the amount of the impairment by comparing the implied fair value of each reporting unit’s goodwill to its carrying value. The calculation of the goodwill impairment in this second step includes a hypothetical allocation of the fair value of the assets and liabilities as if the reporting units had been acquired. Due to the extensive work involved in performing the related asset appraisals, we initially recognized an estimated impairment loss of $170.0 million in our 2008 Annual Report on Form 10-K.
Subsequently, in the first quarter of 2009, we completed the second step of the analysis and determined the final goodwill impairment charge as of December 31, 2008 was $175.0 million, reflecting impairments of $147.8 million and $27.2 million for the Geon Compounds and Specialty Coatings reporting units, respectively. This represented an increase in the goodwill impairment charge for Specialty Coatings of approximately $12.4 million and a decrease for Geon Compounds of $7.4 million, as compared to the preliminary estimates recorded in the fourth quarter of 2008. The total difference of approximately $5.0 million from our preliminary estimate was recorded in the first quarter of 2009.
This adjustment is recorded in the accompanying consolidated statements of operations and is reflected within Corporate and eliminations in Note 13 to the accompanying consolidated financial statements.
Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Nine Months Ended
	September 30,
(In millions)	2009	2008

SunBelt	$26.6	$26.8
Other equity affiliates	$2.0	$(2.4)
Income from other equity affiliates increased $4.2 million in the first nine months of 2009. In the first nine months of 2008 we recorded $4.7 million of charges related to our investment in Geon Polimeros Andinos, a 50% owned equity affiliate.
Interest Expense, Net
The decrease in interest expense, net of $1.8 million for the first nine months of 2009 as compared to the first nine months of 2008 was the result of lower average borrowing levels and lower interest rates on our variable rate debt.
Included in interest expense, net for the nine months of 2009 and 2008 was interest income of $2.4 million and $2.5 million, respectively.
Other Expense, Net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items were as follows:

	Nine Months Ended
	September 30,
(In millions)	2009	2008

Currency exchange gain	$1.3	$1.4
Foreign exchange contracts loss	(8.4)	(0.9)
Fees and discount on sale of trade receivables	(1.0)	(2.8)
Other loss	(0.4)	(0.4)

Other expense, net	$(8.5)	$(2.7)

In the first quarter of 2009, we recorded $7.1 million in foreign currency-related losses, which were primarily attributable to Euro-denominated exposures that were not hedged in connection with the transition of treasury management services to new providers.
Income Tax (Expense) Benefit
For the first nine months of 2009, we recorded an income tax benefit of $5.6 million compared to income tax expense of $5.1 million in the first nine months of 2008. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal, state, and foreign income tax loss carryforwards, our ability to use them, as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $34.6 million in the first nine months of 2009. The non-cash benefit to income tax expense was $12.6 million and related to various U.S. federal, state, local and foreign deferred tax assets. The remaining decrease of $22.0 million related to pension and postretirement health care liabilities and was recorded as an increase to accumulated other comprehensive income. We review all valuation allowances related to deferred tax assets and will adjust these reserves when appropriate.
During the third quarter of 2009, we recognized $3.4 million of benefit related to a state tax refund.

SEGMENT INFORMATION
Operating income is the primary financial measure reported to the chief operating decision maker for purposes of making decisions, allocating resources to our segments and assessing their performance. Operating income at the segment level (segment operating income) does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in segment operating income. These costs are included in Corporate and eliminations.
Sales and Operating Income – Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008:

	Three Months Ended September 30,
(Dollars in millions)	2009	2008	Change		% Change
Sales:
International Color and Engineered Materials	$124.4	$153.7	$(29.3)		(19.1)%
Specialty Engineered Materials	53.6	66.1	(12.5)		(18.9)%
Specialty Color, Additives and Inks	52.2	60.1	(7.9)		(13.1)%
Performance Products and Solutions	180.9	274.4	(93.5)		(34.1)%
PolyOne Distribution	163.1	214.7	(51.6)		(24.0)%
Corporate and eliminations	(25.9)	(33.9)	8.0		23.6%

	$548.3	$735.1	$(186.8)		(25.4)%

Operating income (loss):
International Color and Engineered Materials	$8.4	$4.6	$3.8		82.6%
Specialty Engineered Materials	5.9	5.0	0.9		18.0%
Specialty Color, Additives and Inks	5.2	4.7	0.5		10.6%
Performance Products and Solutions	12.0	5.3	6.7		126.4%
PolyOne Distribution	6.5	9.4	(2.9)		(30.9)%
Resin and Intermediates	3.8	9.6	(5.8)		(60.4)%
Corporate and eliminations	14.4	(37.3)	51.7		NM

	$56.2	$1.3	$54.9		NM

Operating income as a percentage of sales:
International Color and Engineered Materials	6.8%	3.0%	3.8%	points
Specialty Engineered Materials	11.0%	7.6%	3.4%	points
Specialty Color, Additives and Inks	10.0%	7.8%	2.2%	points
Performance Products and Solutions	6.6%	1.9%	4.7%	points
PolyOne Distribution	4.0%	4.4%	(0.4)%	points
Total	10.2%	0.2%	10.0%	points
International Color and Engineered Materials
Sales decreased $29.3 million, or 19.1%, in the third quarter of 2009 compared to the third quarter of 2008. Approximately 15.5% of the decrease was due to lower volumes as a result of the effects of the global recession on demand levels in Europe and Asia. Changes in currency exchange rates in the quarter resulted in a decrease in sales of approximately 6.1%. These unfavorable items were partially offset by the benefit of a slight improvement in the price and mix of products sold.
Operating income increased by $3.8 million, or 82.6%, in the third quarter of 2009 compared to the third quarter of 2008 driven by declining raw material costs, the realization of savings from our restructuring programs and reduced discretionary spending. These items were partially offset by the impacts of lower volumes and changes in currency exchange rates.

Specialty Engineered Materials
Sales decreased $12.5 million, or 18.9%, in the third quarter of 2009 compared to the same period of 2008 due to the decreased demand in our end markets related to transportation, building and construction and general industrial applications. Volume declined approximately 15.8% in the third quarter of 2009 versus the third quarter of 2008.
Operating income increased $0.9 million, or 18.0%, in the third quarter of 2009 compared to the third quarter of 2008 driven primarily by lower raw material costs, the realization of savings from restructuring, the benefit from LIFO related to the inventory reduction in the United States, and reduced discretionary spending. These items more than offset the impact of declines in volumes.
Specialty Color, Additives and Inks
Sales decreased $7.9 million, or 13.1%, in the third quarter of 2009 compared to the third quarter of 2008 due to the decreased demand in our end markets. Volumes declined 12.8% in the third quarter of 2009 versus the third quarter of 2008.
Operating income improved $0.5 million, or 10.6%, primarily due to the benefits of a more profitable sales mix, lower raw material costs, the realization of savings from our restructuring activities, the benefit from LIFO related to the inventory reduction in the United States and decreased discretionary spending, all of which offset the adverse impact of the decline in volumes.
Performance Products and Solutions
Sales decreased $93.5 million, or 34.1%, in the third quarter of 2009 compared to the third quarter of 2008 due to the decreased demand in our end markets, particularly those related to the North American building and construction market. Volumes declined 26.7% in the third quarter 2009 versus the third quarter of 2008. Lower market prices associated with lower commodity costs resulted in an 8.4% decline in sales during the third quarter of 2009 versus the third quarter of 2008.
Operating income increased $6.7 million, or 126.4%, in the third quarter of 2009 compared to the third quarter of 2008 despite lower volume. LIFO reserve changes decreased operating income by $0.6 million in the third quarter of 2009 as compared to $6.8 million in the third quarter of 2008. Beyond that, lower raw material costs, realization of savings from our restructuring activities and reduced discretionary spending offset the impact of the significant decline in volume quarter to quarter.
PolyOne Distribution
PolyOne Distribution sales decreased $51.6 million, or 24.0%, in the third quarter of 2009 compared to the third quarter of 2008, as volume declined 9.7% with the remainder due to lower market pricing.
Operating income decreased $2.9 million, or 30.9%, in the third quarter of 2009 compared to the third quarter of 2008 due to the decline in volume, partially offset by realization of savings from our restructuring activities and reduced discretionary spending.
Resin and Intermediates
During the third quarter of 2009, Resin and Intermediates operating income declined $5.8 million, due primarily to lower earnings from our SunBelt joint venture. This decrease is due to lower pricing and volume for caustic soda, partially offset by an increase in pricing and volume for chlorine, as compared to the third quarter of 2008.

Corporate and Eliminations
Operating income from Corporate and eliminations was $14.4 million in the third quarter of 2009 as compared to a loss of $37.3 million in the third quarter of 2008 due to the curtailment gain of $21.1 million related to the phase out of benefits to be paid under certain of our postretirement healthcare plan and a gain associated with the reimbursement of previously incurred environmental costs of $23.9 million. In addition, operating results for Corporate and eliminations improved due to decreased environmental remediation costs partially offset by higher pension and incentive costs. Operating loss for the third quarter of 2008 included $4.7 million of charges related to our investment in Geon Polimeros Andinos, a 50% owned equity affiliate. The following table breaks down Corporate and eliminations into its components:

	Three Months Ended September 30,
(In millions)	2009	2008
Curtailment gain related to postretirement health care plan (a)	$21.1	–
Reimbursement of previously incurred environmental costs (b)	23.9	–
Environmental remediation costs	(5.4)	$(10.4)
Employee separation and plant phaseout (c)	(12.1)	(11.6)
Share-based compensation	(0.8)	(0.7)
Incentive compensation	(7.0)	(0.9)
Write-down of certain assets of and investment in equity affiliate (d)	–	(4.7)
Unallocated pension & postretirement medical expense	(3.3)	(1.9)
All other and eliminations (e)	(2.0)	(7.1)

Total Corporate and eliminations	$14.4	$(37.3)

(a)	During the third quarter of 2009, we amended certain of our postretiree healthcare plans whereby benefits to be paid under these plans will be phased out through 2012, resulting in a curtailment gain of $21.1 million.

(b)	During the third quarter of 2009, we received $23.9 million from our former parent company, as partial reimbursement for certain previously incurred environmental remediation costs.

(c)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that included eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity. See Note 9, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(d)	During the third quarter of 2008, we recorded $2.6 million related to our proportionate share of the write-down of certain assets by Geon Polimeros Andinos and a $2.1 million charge related to our proportionate share of an impairment of our investment in Geon Polimeros Andinos.

(e)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Sales and Operating Income – Nine Months Ended September 30, 2009 versus the Nine Months Ended September 30, 2008:

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Change		% Change
Sales:
International Color and Engineered Materials	$333.5	$491.0		$(157.5)	(32.1)%
Specialty Engineered Materials	155.1	197.9		(42.8)	(21.6)%
Specialty Color, Additives and Inks	146.2	179.3		(33.1)	(18.5)%
Performance Products and Solutions	510.0	807.4		(297.4)	(36.8)%
PolyOne Distribution	435.1	624.0		(188.9)	(30.3)%
Corporate and eliminations	(71.7)	(102.7)	31.0		30.2%

	$1,508.2	$2,196.9		$(688.7)	(31.3)%

Operating income (loss):
International Color and Engineered Materials	$13.9	$22.8		$(8.9)	(39.0)%
Specialty Engineered Materials	11.0	11.1		(0.1)	(0.9)%
Specialty Color, Additives and Inks	9.7	11.0		(1.3)	(11.8)%
Performance Products and Solutions	35.4	18.9	16.5		87.3%
PolyOne Distribution	15.3	21.9		(6.6)	(30.1)%
Resin and Intermediates	23.5	24.2		(0.7)	(2.9)%
Corporate and eliminations	(36.0)	(64.5)	28.5		(44.2)%

	$72.8	$45.4	$27.4		60.4%

Operating income as a percentage of sales:
International Color and Engineered Materials	4.2%	4.6%	(0.4)%	points
Specialty Engineered Materials	7.1%	5.6%	1.5%	points
Specialty Color, Additives and Inks	6.6%	6.1%	0.5%	points
Performance Products and Solutions	6.9%	2.3%	4.6%	points
PolyOne Distribution	3.5%	3.5%	0.0%	points
Total	4.8%	2.1%	2.7%	points
International Color and Engineered Materials
Sales decreased $157.5 million, or 32.1%, in the first nine months of 2009 compared to the first nine months of 2008. Volumes declined 26.6% in the first nine months of 2009 versus the first nine months of 2008 due to the effects of the global recession in Europe and Asia. The remaining decrease is primarily due to the unfavorable impact of currency exchange rate changes.
Operating income declined $8.9 million, or 39.0%, in the first nine months of 2009 compared to the first nine months of 2008 driven by lower volumes. Unfavorable changes in currency exchange rates reduced operating income by approximately $2.6 million versus the same period in 2008. These items offset the favorable impacts of lower raw material costs, a more profitable sales mix, the realization of restructuring savings and reduced discretionary spending.
Specialty Engineered Materials
Sales decreased $42.8 million, or 21.6%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the unfavorable impact of the reduced demand levels in our end markets. Volumes declined 25.1% in the first nine months of 2009 versus the first nine months of 2008. Partially offsetting this decrease was the favorable impact of improved product mix of 3.1%.
Operating income decreased $0.1 million, or 0.9%, in the first nine months of 2009 compared to the first nine of 2008 driven primarily due to the impact of a decline in volumes. This decline was offset by the benefits of lower raw material costs, the realization of restructuring savings and the benefit from LIFO related to the inventory reduction in the United States.

Specialty Color, Additives and Inks
Sales decreased $33.1 million, or 18.5%, in the first nine months of 2009 compared to the first nine months of 2008 due primarily to a decline in volumes of 20.7%. Partially offsetting this decrease was the favorable impact of mix and pricing of 4.1%.
Operating income declined $1.3 million, or 11.8%, in the first nine months of 2009 primarily due to the impact of lower volumes. The impact of lower volumes was partially offset by improved pricing, lower raw material costs, the benefit from LIFO related to the inventory reduction in the United States, the realization of restructuring savings and reduced discretionary spending.
Performance Products and Solutions
Sales decreased $297.4 million, or 36.8%, in the first nine months of 2009 compared to the first nine months of 2008 due to the decreased demand in our end markets, particularly those related to the North American building and construction market. Volumes declined 33.5% in the first nine months of 2009 versus the first nine months of 2008. Lower market prices associated with lower commodity costs resulted in a 5.1% decline in sales during the first nine months of 2009 versus the first nine months of 2008.
Operating income increased $16.5 million, or 87.3%, in the first nine months of 2009 compared to the first nine months of 2008 despite lower volume. LIFO reserve changes added $10.2 million to operating income in the first nine months of 2009 versus $12.0 million of expense in the first nine months of 2008. Beyond that, decreased raw material costs and the realization of restructuring savings more than offset the impact on earnings from the decline in volumes.
PolyOne Distribution
PolyOne Distribution sales decreased $188.9 million, or 30.3%, in the first nine months of 2009 compared to the first nine months of 2008, as volumes declined 18.9%, with the remainder due to lower market pricing associated with lower commodity costs.
Operating income decreased $6.6 million, or 30.1%, in the first nine months of 2009 compared to the first nine months of 2008 due primarily to the decline in volume.
Resin and Intermediates
During the first nine months of 2009, income from equity affiliates included in Resin and Intermediates declined $0.7 million due to lower earnings from our SunBelt joint venture.

Corporate and Eliminations
Operating loss from Corporate and eliminations was $36.0 million in the first nine months of 2009 as compared to $64.5 million in the first nine months of 2008. Included in operating loss for Corporate and eliminations for the nine months ended September 30, 2009 is a curtailment gain of $21.1 million related to the phase out of benefits to be paid under certain of our postretirement healthcare plans and a gain of $23.9 million related to the reimbursement of previously incurred environmental costs. Operating loss for Corporate and eliminations also improved due to decreased environmental remediation costs. These favorable items were partially offset by higher pension, incentive costs, charges for employee separation and plant phaseout and a $5.0 million adjustment in the first quarter of 2009 to our estimated 2008 year-end goodwill impairment charge. Operating loss for the first nine months of 2008 included $4.7 million of charges related to our investment in Geon Polimeros Andinos, a 50% owned equity affiliate. The following summarizes the components of Corporate and eliminations:

	Nine Months Ended September 30,
(In millions)	2009	2008

Curtailment of postretirement health care plan (a)	$21.1	$–
Reimbursement of previously incurred environmental costs (b)	23.9	–
Adjustment to impairment of goodwill (c)	(5.0)	–
Environmental remediation costs	(8.3)	(14.3)
Employee separation and plant phaseout (d)	(25.2)	(13.1)
Share-based compensation	(2.2)	(2.2)
Recognition of inventory step-up associated with GLS acquisition (e)	–	(1.6)
Write-down of certain assets of and investment in equity affiliate (f)	–	(4.7)
Incentive compensation	(15.5)	(5.9)
Unallocated pension & postretirement medical expense	(14.3)	(4.5)
All other and eliminations (g)	(10.5)	(18.2)

Total Corporate and eliminations	$(36.0)	$(64.5)

(a)	During the third quarter of 2009, we amended certain of our postretiree healthcare plans whereby benefits to be paid under these plans will be phased out through 2012, resulting in a curtailment gain of $21.1 million.
(b)	During the third quarter of 2009, we received $23.9 million from our former parent company, as partial reimbursement for certain previously incurred environmental remediation costs.
(c)	In the first quarter of 2009, we increased our estimated year-end goodwill impairment charge of $170.0 million by $5.0 million, which is comprised of an increase of $12.4 million related to our Specialty Coatings reporting unit and a decrease of $7.4 million to our Geon Compounds reporting unit. See Note 3, Goodwill, to the accompanying consolidated financial statements for further information.
(d)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that included eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity. See Note 9, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.
(e)	Upon acquisition of GLS Corporation (GLS), GLS’s inventory was initially stepped up from cost to fair value. This difference was recognized with the first turn of inventory within Corporate and eliminations.
(f)	In the third quarter of 2008, we recorded $2.6 million related to our proportionate share of the write-down of certain assets by Geon Polimeros Andinos and a $2.1 million charge related to an impairment of our investment in Geon Polimeros Andinos.
(g)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

(In millions)	September 30, 2009	December 31, 2008

Cash and cash equivalents	$241.0	$44.3
Accounts receivable sale facility availability	103.4	121.4

Liquidity	$344.4	$165.7

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations. Liquidity increased by $178.7 million as of September 30, 2009 compared to December 31, 2008 due to a $196.7 million increase in cash and cash equivalents, partially offset by a decline in our borrowing capacity on the accounts receivable facility. The increase in cash primarily resulted from a substantial reduction in working capital investment since the beginning of 2009.
Cash Flows
The following discussion focuses on the material components of cash flows from operating, investing and financing activities from the end of the preceding fiscal year (December 31, 2008) to the date of the most recent interim balance sheet (September 30, 2009).
Operating Activities – In first nine months of 2009, net cash provided by operating activities was $216.9 million as compared to $17.0 million in the first nine months of 2008. The increase of $199.9 million was due primarily to increased earnings, a $190.7 million improvement in working capital year over year and a $6.8 million increase in distributions from our equity affiliates, which offset the repayment of amounts under our receivables sale facility of $14.2 million.
Investing Activities – Net cash used by investing activities during the first nine months of 2009 was $15.9 million as compared to $180.9 million during the first nine months of 2008. Cash used by investing activities in the first nine months of 2008 includes $150.0 million related to the acquisition of GLS. Capital spending declined by $13.7 million due to management actions to maintain liquidity while implementing the investment programs necessary to enable the realization of restructuring savings.
Financing Activities – Net cash used by financing activities in the first nine months of 2009 was $5.5 million as compared to net cash provided by financing activities of $122.1 million in the first nine months of 2008. Net cash provided by financing activities in the first nine months of 2008 primarily represents the proceeds from borrowings to fund the acquisition of GLS.
Liquidity and Capital Resources
As of September 30, 2009, we had existing facilities to access capital resources totaling $532.9 million, of which $429.5 million of these resources was used, and $103.4 million remained available to be drawn. As of September 30, 2009, we also had $241.0 million of cash and cash equivalents adding to our available liquidity.
The following table summarizes our outstanding and available facilities as of September 30, 2009:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$428.9	$–
Receivables sale facility	–	103.4
Short-term debt	0.6	–

	$429.5	$103.4

Short-Term Debt
Through our Spanish subsidiary, we may sell a portion of our accounts receivable through factoring transactions. As of September 30, 2009, there were no receivables sold through factoring transactions.
Long-Term Debt
As of September 30, 2009, long-term debt totaled $428.9 million, with maturities ranging from 2009 to 2015. Current maturities of long-term debt at September 30, 2009 were $39.9 million, which includes $20.0 million of our 6.91% medium-term notes that were repaid upon maturity on October 6, 2009 and $19.9 million of our 6.52% medium-term notes due February 23, 2010. For more information about our debt, see Note 11, Financing Arrangements, to the accompanying condensed consolidated financial statements.
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
Borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. At September 30, 2009, we had outstanding borrowings under the revolving credit facility of $40.0 million that are included in Long-term debt on the accompanying condensed consolidated balance sheets. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties. As of September 30, 2009, we were in compliance with these covenants.
Receivables Sale Facility
As of September 30, 2009, we had a receivables sale facility outstanding in the United States and Canada. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $12.9 million was used at September 30, 2009.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less. As of September 30, 2009, the average excess availability under the facility was greater than $40.0 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1 as of September 30, 2009.
Of the capital resource facilities available to us as of September 30, 2009, the portion of the receivables sale facility that was actually sold provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of the SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures. As of September 30, 2009, we had not sold any accounts receivable under the receivables sale facility and had guaranteed $54.8 million of our SunBelt equity affiliate’s debt.
We expect that cash flows from operations in 2009 will enable us to maintain existing levels of available capital resources and meet our cash requirements. Expected sources of cash in 2009 include cash from operations, cash distributions from equity affiliates, proceeds from the sale of previously closed facilities and redundant assets and the divestment of certain investments not core to our forward strategy. Expected uses of cash in 2009 include interest expense and discounts on the sale of accounts receivable, cash taxes, contributions to a defined benefit pension plan, debt retirements (including current maturities), environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to approximate $25 million in 2009, primarily to support and maintain manufacturing operations and restructuring actions.
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
Notes Receivable
As of September 30, 2009, included in Other non-current assets was $22.9 million outstanding on a seller note receivable due from Excel Polymers, LLC (Excel), who purchased our elastomers and performance additives business in February 2006. During the second quarter of 2009, we and Excel agreed to extend the maturity of the seller note to February 29, 2012. As a result of this extension, we were given a secured position in the assets of the business. This note accrues interest at 10% per annum and is due in full with accrued interest at maturity. Also included in Other non-current assets as of September 30, 2009 is $7.9 million outstanding on a seller note receivable due to us from O’Sullivan Films, which purchased our engineered films business in August 2004. This note accrues interest at 7% per annum and is due in full with accrued interest at maturity in December 2010.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. On September 1, 2009, we adopted changes to our postretirement healthcare plan whereby effective January 1, 2010, the plan, for certain eligible retirees, will be discontinued, and benefits will be phased out through December 31, 2012, thereby reducing our total future contributions by approximately $58 million. There were no other significant changes to the obligations as reported in our 2008 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
During the first nine months of 2009, there were no significant changes to our critical accounting policies and estimates as reported in our 2008 Annual Report on Form 10-K, other than those described below:
Goodwill – As previously disclosed in our 2008 Annual Report on Form 10-K, during the fourth quarter of 2008, we concluded that indicators of potential impairment were present and evaluated the carrying values of goodwill and intangible and other long-lived assets. Based on the results of this preliminary review, we recorded a non-cash impairment charge to reduce the carrying value of goodwill to its estimated fair value. The non-cash impairment charge recognized in the fourth quarter of 2008 was $170.0 million. This charge was measured and recognized on an estimated basis following the guidance in FASB ASC Topic 350, Intangibles – Goodwill and Other, as described below.
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
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates in the markets where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the PVC, chlor alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to working capital reductions, cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the continued degradation in the North American residential construction market;

•	the timing of plant closings in connection with the recently announced manufacturing realignments;

•	separation and severance amounts that differ from original estimates because of the timing of employee terminations;

•	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates because of the ultimate fair market value of such property, plant and equipment;

•	amounts required for capital expenditures at remaining locations changing based on the level of expenditures required to shift production capacity;

•	our ability to realize anticipated savings and operational benefits from our realigning of assets, including those related to closure of certain production facilities;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that could adversely impact the availability of credit already arranged and the availability and cost of credit in the future; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Interest rate exposure — We are subject to interest rate risk related to our floating rate debt. As of September 30, 2009, approximately 91% of the principal amount of our debt obligations were at fixed rates. Additionally, borrowings under the revolving credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. There would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of September 30, 2009.
To help manage borrowing costs, we may periodically enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts on agreed-upon notional principal amounts. As of September 30, 2009, there were no outstanding interest rate swap agreements.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. These contracts are not treated as hedges and, as a result, are marked to market, with the resulting gains and losses recognized as other income or expense in the accompanying consolidated statements of operations. Gains and losses on these contracts generally offset gains or losses on the assets and liabilities being hedged. At September 30, 2009, these agreements had a fair value of $0.8 million. The estimated potential effect on the fair values of these foreign exchange contracts, outstanding as of September 30, 2009, given a 10% change in exchange rates would not have a material impact on pre-tax income. We do not hold or issue financial instruments for trading purposes. For more information about our foreign currency exposure, see Note 16, Financial Instruments, to the accompanying consolidated financial statements.
We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases by the Company of its common shares during the period indicated:

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid Per Share	Program	Program (1)
July 1 to July 31	1,623 (2)	$3.66	–	8,750,000
August 1 to August 31	–	–	–	8,750,000
September 1 to September 30	–	–	–	8,750,000

Total	1,623	$3.66	–

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

(2)	Represents shares surrendered or deemed surrendered to our company to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009 (SEC File No. 1-106091)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2009	POLYONE CORPORATION
/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009 (SEC File No. 1-106091)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002