Form 10-K
period 2009-12-31
POLYONE CORP
filed 2010-02-18
CIK 1122976

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2009, determined using a per share closing price on that date of $2.71, as quoted on the New York Stock Exchange, was $228,620,378.

The number of shares of common stock outstanding as of February 16, 2010 was 92,542,800.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2010 Annual Meeting of Shareholders.

POLYONE CORPORATION

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor alkali, vinyl chloride monomer (VCM) or other industries in which we participate;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to our specialization strategy, operational excellence initiatives, cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the possibility of further degradation in the North American building and construction market;

•	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates because of the ultimate fair market value of such property, plant and equipment;

•	amounts required for capital expenditures at remaining locations changing based on the level of expenditures required to shift production capacity;

•	our ability to continue to realize anticipated savings and operational benefits from our realigning of assets, including those related to closure of certain production facilities;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

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

Business Overview

We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty PVC resins. We also have two equity investments: SunBelt Chlor-Alkali Partnership, a manufacturer of caustic soda and chlorine and BayOne Urethane Systems, L.L.C., a formulator of polyurethane compounds. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.

We are incorporated in Ohio and our headquarters are in Avon Lake, Ohio. We employ approximately 3,900 people and have 47

2  POLYONE CORPORATION

manufacturing sites and 11 distribution facilities in North America, Europe and Asia, and joint ventures in North America. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2009, we had sales of $2.1 billion, 37% of which were to customers outside the United States.

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

Thermoplastic resins are found in a number of end-use products and in a variety of markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, institutional products, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry, the largest consumer of plastics, requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the transportation industry, plastic has proved to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance. In the medical industry, plastics help save lives by safely providing a range of transparent and opaque thermoplastics that are used for a vast array of devices including blood and intravenous bags, medical tubing, masks, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, and electronic enclosures. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.

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

3  POLYONE CORPORATION

PolyOne Segments

We operate in six reportable segments: International Color and Engineered Materials; Specialty Engineered Materials; Specialty Color, Additives and Inks; Performance Products and Solutions; PolyOne Distribution; and Resin and Intermediates. Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.

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

Specialty Engineered Materials

The Specialty Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications including those that currently employ traditional materials such as metal. Specialty Engineered Materials’ product portfolio, one of the broadest in our industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and/or biomaterial technologies.

With a depth of compounding expertise, we are able to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins that meet our customers’ unique performance requirements. Our product development and application reach is further enhanced by the capabilities of our North American Engineered Materials Solutions Center, which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

This segment also includes GLS Corporation (GLS), which we acquired in January 2008. GLS is a global developer of innovative thermoplastic elastomer (TPE) compounds and offers the broadest range of soft-touch TPE materials in the industry.

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

Much of the revenue and income for Performance Products and Solutions is generated in North America. However, sales in Asia and Europe constitute a minor but growing portion of this segment. In addition, we owned 50% of a joint venture producing and marketing vinyl compounds in Latin America through the disposition date of October 13, 2009.

4  POLYONE CORPORATION

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

Resin and Intermediates

We report the results of our Resin and Intermediates operating segment on the equity method. This segment consists almost entirely of our 50% equity interest in SunBelt and our former 24% equity interest in OxyVinyls LP (OxyVinyls), through its disposition date of July 6, 2007. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls, a producer of PVC resins, VCM and chlorine and caustic soda, was a partnership with Occidental Chemical Corporation. In 2009, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, building and construction and consumer products industries.

Competition

The production of compounded plastics and the manufacture of custom and proprietary formulated color and additives systems for the plastics industry are highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent compounder of plastics and producer of custom and proprietary formulated color and additive masterbatch systems in the United States and Europe, with a growing presence in Asia. Our competitors range from large international companies with broad product offerings to local independent custom compounders whose focus is a specific market niche or product offering.

The distribution of polymer resin is also highly competitive. Speed, service, reputation, product line, brand recognition, delivery, quality and price are the principal factors affecting competition. We compete against other national independent resin distributors in North America, along with other regional distributors. Growth in the thermoplastic resin and compound distribution market is directly correlated with growth in the base polymer resins market.

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

5  POLYONE CORPORATION

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

Research and Development

We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer compounding operations that simulate specific production processes that allow us to rapidly translate new technologies into new products.

Our investment in product research and development was $22.9 million in 2009, $26.5 million in 2008 and $21.6 million in 2007. In 2010, we expect our investment in research and development to increase moderately as we deploy greater resources to focus on material and service innovations.

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

Employees

As of February 1, 2010, we employed approximately 3,900 people. Less than 2% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations or when we renegotiate collective bargaining agreements as they expire.

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

We are strongly committed to safety as evidenced by our injury incidence rate of 0.9 per 100 full-time workers per year in 2009, an improvement from 1.1 in 2008. The 2008 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 5.7.

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

6  POLYONE CORPORATION

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

We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with their investigation and remediation of a number of environmental waste disposal sites. While government agencies assert that PRPs are jointly and severally liable at these sites, in our experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. However, even when allocations of costs based on relative contribution of waste have been made, we cannot assure that our allocation will not increase if other PRPs do not pay their allocated share of these costs.

Based on September 2007 court rulings (see Note 12, Commitments and Related-Party Information, to the accompanying consolidated financial statements) in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al. and a settlement agreement related to the former Goodrich Corporation (now owned by Westlake Vinyls, Inc.) Calvert City facility, we recorded a charge during 2007 of $15.6 million for past remediation costs payable to Goodrich Corporation. We also adjusted our environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in an additional charge of $28.8 million in 2007.

We incurred environmental expenses of $11.7 million in 2009, $17.1 million in 2008 and $48.8 million in 2007. Our environmental expense in 2009 related mostly to ongoing remediation. Our environmental expense in 2008 consisted of higher utility cost estimates necessary to support remediation. Our environmental expenses in 2007 were largely driven by the charges stemming from the aforementioned Calvert City settlement and subsequent reserve adjustment. Additionally, in 2009, we received $23.9 million from our former parent company as partial reimbursement of certain previously incurred environmental remediation costs. In 2008, we received $1.5 million of insurance recoveries. There were no insurance recoveries in 2007.

We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites we or our predecessors formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves as of December 31, 2009 on our accompanying consolidated balance sheet totaling $81.7 million to cover probable future environmental expenditures related to previously contaminated sites. This figure represents our best estimate of probable costs for remediation, based upon the information and technology currently available and our view of the most likely remedy.

Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2009. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed or additional information is obtained.

We expect cash paid for environmental remediation expenditures will be approximately $15 million in 2010.

International Operations

Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note 16, Segment Information, to the accompanying consolidated financial statements, which is incorporated by reference into this Item 1.

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

Our Internet address is www.polyone.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished

7  POLYONE CORPORATION

pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website (www.polyone.com, select Investors and then SEC Edgar filings) or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. These reports are also available on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

Several factors may affect the demand for and supply of our products and services, including:

•	economic downturns in the significant end markets that we serve;

•	product obsolescence or technological changes that unfavorably alter the value / cost proposition of our products and services;

•	competition from existing and unforeseen polymer and non-polymer based products;

•	declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers ability to pay amounts owed to us;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets; and

•	inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which would adversely affect our financial position, results of operations and cash flows.

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

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. We are subject to present and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for the industry, we may not be fully insured against all potential hazards that are incident to our business.

Extensive environmental, health and safety laws and regulations impact our operations and assets and compliance with these regulations could adversely affect our financial position, results of operations or cash flows.

Our operations on, and ownership of, real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes us to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are released. Environmental compliance requirements on us and our vendors may significantly increase the costs of these activities involving raw materials, energy, finished products and wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs or experience interruptions in our operations for violations of these laws.

8  POLYONE CORPORATION

We also conduct investigations and remediation at some of our active and inactive facilities and have assumed responsibility for environmental liabilities at sites formerly owned or operated by our predecessors or by us. Also, federal and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site as well as on the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. We have been notified by federal and state environmental agencies and private parties that we may be a potentially responsible party in connection with certain sites. We may incur substantial costs for some of these sites. It is possible that we will be identified as a potentially responsible party at more sites in the future which could result in our being assessed substantial investigation or cleanup costs.

We may also incur additional costs and liabilities as a result of increasingly strict environmental, safety and health laws, regulations and related enforcement policies, restrictions on the use of lead and phthalates under the Restriction on the Use of Certain Hazardous Substances (RoHS) and the Consumer Product Safety Information Act of 2008 and restrictions on greenhouse gases emissions.

The European Union has adopted REACH, a legislative act to cover Registration, Evaluation, Authorization and Restriction of Chemicals. The goal of this legislation, which became effective in June 2007, is to minimize risk to human health and to the environment by regulating the use of chemicals. As these regulations evolve, we will endeavor to remain in compliance with REACH.

We accrue costs for environmental matters that have been identified when it is probable that these costs will be required and when they can be reasonably estimated. However, we may be subject to additional environmental liabilities or potential liabilities that have not been identified. We expect that we will continue to be subject to increasingly stringent environmental, health and safety laws and regulations. We anticipate that compliance with these laws and regulations will continue to require capital expenditures and operating costs, which could adversely affect our financial position, results of operations or cash flows.

Because our operations are conducted worldwide, they are inherently affected by risk.

As noted above in Item 1. “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe and Asia) was approximately 37% in each of 2009, 2008 and 2007. Long-lived assets of our foreign operations represented 36% in 2009, 35% in 2008 and 36% in 2007 of our total long-lived assets.

International operations are subject to risks, which include, but are not limited to, the following:

•	changes in local government regulations and policies including, but not limited to foreign currency exchange controls or monetary policy; repatriation of earnings; expropriation of property; duty or tariff restrictions; investment limitations; and tax policies;

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

9  POLYONE CORPORATION

We engage in acquisitions and joint ventures, and may encounter unexpected difficulties integrating those businesses.

Attainment of our strategic plan objectives may require, in part, strategic acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology that accelerates our specialization strategy, or both. Success will depend on our ability to complete these transactions or arrangements, and integrate the businesses acquired in these transactions as well as develop satisfactory working arrangements with our strategic partners in the joint ventures. Unexpected difficulties in completing and integrating acquisitions with our existing operations and in managing strategic investments could occur. Furthermore, we may not realize the degree, or timing, of benefits initially anticipated, which could adversely affect our business, financial position, results of operations or cash flows.

Our results of operations may be adversely affected by the results of operations of SunBelt.

SunBelt is our largest equity investment. The earnings of this partnership may be significantly affected by changes in the commodity cycle for hydrocarbon feedstocks and for chlor-alkali products. If the profitability of SunBelt is adversely affected, cash distributions from the partnership may decline or we may be required to make cash contributions to the partnership, either of which could adversely affect our financial position, results of operations or cash flows.

Natural gas, electricity, fuel and raw material costs, and other external factors beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause wide fluctuations in our margins.

The cost of our natural gas, electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing energy costs. In particular, electricity and fuel represent a component of the costs to manufacture building products. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad, such as climate change regulation. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, we have been unsuccessful in doing so in some circumstances in the past and there can be no reassurance that we can do so in the future.

Additionally, our products used in housing, transportation and building and construction markets are impacted by changes in demand in these sectors, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, legislative actions and consumer confidence. These factors can lower the demand for and pricing of our products, which could cause our net sales and net income to decrease.

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

Disruptions, uncertainty or volatility in the credit markets may adversely impact our ability to access credit already arranged

10  POLYONE CORPORATION

and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace maturing liabilities in a timely manner and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. There can be no assurances that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

The recent global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business and operating results.

The recent global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels.

Also, availability under our receivables sales facility may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under the receivable sales facility is based on the amount of receivables that meet the eligibility criteria of the receivables sales facility. As sales decline, receivable losses increase or credit quality deteriorates, the amount of eligible receivables declines and, in turn, lowers the availability under the facility.

These potential effects of the recent global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2009, we had goodwill of $163.5 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations.

Poor investment performance by our pension plan assets may increase our pension liability and expense, which may increase the required funding of our pension obligations and divert funds from other potential uses.

We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. As of December 31, 2009, for pension accounting purposes, we assumed an 8.5% rate of return on pension assets.

Poor investment performance by our pension plan assets resulting from a decline in the stock market could significantly increase the deficit position of our plans. Should the assets earn an average return less than 8.5% over time, it is likely that future pension expenses and funding requirements would increase.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would reduce the future pension expense and, conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $20.8 million to our pension plans in 2010.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations, diverting funds we would otherwise apply to other uses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding or unresolved comments from the staff of the SEC.

11  POLYONE CORPORATION

ITEM 2.	PROPERTIES

As of February 1, 2010, we operated facilities in the United States and internationally. Our corporate office is located in Avon Lake, Ohio. We employ approximately 3,900 people and have 47 manufacturing sites and 11 distribution facilities in North America, Europe, and Asia, and joint ventures in North America. We own substantially all of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and	International Color and	Specialty Color, Additives
Solutions	Engineered Materials	and Inks	PolyOne Distribution

Long Beach, California	Assesse, Belgium	Glendale, Arizona	Livermore, California
Commerce, California	Pudong (Shanghai), China	Kennesaw, Georgia	Rancho Cucamonga, California
Kennesaw, Georgia(1)	Shenzhen, China	Suwanee, Georgia(2)	Chicago, Illinois(4)
Henry, Illinois	Suzhou, China	Elk Grove Village, Illinois	Ayer, Massachusetts
Terre Haute, Indiana	Tianjin, China(2)	St. Louis, Missouri	Chesterfield Township, Michigan
Louisville, Kentucky	Cergy, France	Massillon, Ohio	Eagan, Minnesota
Sullivan, Missouri	Tossiat, France	Norwalk, Ohio	Statesville, North Carolina
Pedricktown, New Jersey	Bendorf, Germany	Lehigh, Pennsylvania	Massillon, Ohio
Avon Lake, Ohio	Gaggenau, Germany	Vonore, Tennessee	La Porte, Texas
North Baltimore, Ohio	Melle, Germany	Shenzhen, China(1)	Fife, Washington
Clinton, Tennessee	Gyor, Hungary	Toluca, Mexico	Mississauga, Ontario, Canada
Dyersburg, Tennessee	Kutno, Poland	(9 manufacturing plants)	(11 distribution facilities)
Pasadena, Texas	Mumbai, India
Seabrook, Texas	Jurong, Singapore(3)	Specialty	Resin and Intermediates
Orangeville, Ontario, Canada	Barbastro, Spain	Engineered Materials	SunBelt joint venture —
St. Remi de Napierville,	Pamplona, Spain	McHenry, Illinois	McIntosh, Alabama(5)
Quebec, Canada	Angered, Sweden	Avon Lake, Ohio
Dongguan, China	Bangkok, Thailand	Dyersburg, Tennessee(1)
(16 manufacturing plants)	Istanbul, Turkey	North Haven, Connecticut
	(18 manufacturing plants)	Seabrook, Texas(1)
Suzhou, China
Gaggenau, Germany(1)
Jurong, Singapore(1)
Barbastro, Spain(1)
(4 manufacturing plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	Facility is not included in manufacturing plants total as it is a design center/lab.

(3)	As part of the restructuring actions announced in January 2009, the Jurong, Singapore facility will be closed during 2010.

(4)	Facility is not owned by PolyOne, however it is included in distribution facility total as it is a primary distribution location.

(5)	Facility is shared as part of a joint venture, not included in manufacturing plants total.

ITEM 3.	LEGAL PROCEEDINGS

During 2004, the EPA conducted multimedia inspections at our polyvinyl chloride resin manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. In December 2007, the EPA met with the Company for the first time since those inspections to discuss possible violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at each of the Henry, Illinois and Pedricktown, New Jersey facilities. Discussions between representatives for the Company and the EPA occurred in 2008, during which we provided additional information as well as our position regarding the compliance status of the facilities and discussed certain modifications to testing procedures and record keeping. In January 2009, we received a letter from the EPA proposing a resolution of any violations identified as a result of the 2004 inspection that would include our payment of fines and penalties in the amount of $1.3 million. We continue to discuss with the EPA resolution of proposed violations on a mutually agreed basis.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

12  POLYONE CORPORATION

Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of our company, his age as of February 18, 2010 and his current position with our company:

Name	Age	Position

Stephen D. Newlin	57	Chairman, President and Chief Executive Officer
Robert M. Patterson	37	Senior Vice President and Chief Financial Officer
Bernard P. Baert	60	Senior Vice President, President of Europe and International
Michael E. Kahler	52	Senior Vice President, Chief Commercial Officer
Thomas J. Kedrowski	51	Senior Vice President, Supply Chain and Operations
Craig M. Nikrant	48	Senior Vice President, President of Global Specialty Engineered Materials
Michael L. Rademacher	59	Senior Vice President, President of Distribution
Robert M. Rosenau	55	Senior Vice President, President of Performance Products and Solutions
Kenneth M. Smith	55	Senior Vice President, Chief Information and Human Resources Officer
John V. Van Hulle	52	Senior Vice President, President of Global Color, Additives and Inks

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

Bernard P. Baert: Senior Vice President, President of Europe and International, January 2010 to date. Senior Vice President and General Manager, Color and Engineered Materials, Europe and Asia, May 2006 to January 2010. Vice President and General Manager, Colors and Engineered Materials, Europe and Asia, September 2000, upon formation of PolyOne, to April 2006. General Manager, Color Europe, M.A. Hanna Company, 1997 to August 2000.

Michael E. Kahler: Senior Vice President, Chief Commercial Officer, January 2010 to date. Senior Vice President, Commercial Development, May 2006 to January 2010. President, Process Technology Division, Alfa Laval Inc. (a global provider of heat transfer, separation and fluid handling products and engineering solutions) from January 2004 to March 2006. Group Vice President, Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from December 1999 to October 2002.

Thomas J. Kedrowski: Senior Vice President, Supply Chain and Operations, September 2007 to date. Vice President of Strategy and Process Improvement, H.B. Fuller Company (a global manufacturer and marketer of adhesives and specialty chemical products) from November 2005 to April 2007. Vice President of Global Operations, H.B. Fuller Company from February 2002 to November 2005.

Craig M. Nikrant: Senior Vice President, President of Global Specialty Engineered Materials, January 2010 to date. Vice President and General Manager, Specialty Engineered Materials, September 2006 to December 2009. General Manager, Specialty Film & Sheet, General Electric Plastics, June 2004 to September 2006. Director, Global Commercial Effectiveness, General Electric Plastics (a former division of General Electric specializing in supplying plastics), December 2003 to June 2004. Six Sigma Master Black Belt, General Electric Company Plastics Business, March 2001 to December 2002. General Manager, Commercial Operations, North Central Region, General Electric Plastics, June 1999 to March 2001.

Michael L. Rademacher: Senior Vice President, President of Distribution, January 2010 to date. Senior Vice President and General Manager, Distribution, May 2006 to January 2010. Vice President and General Manager, PolyOne Distribution, September 2000, upon formation of PolyOne, to April 2006. Senior Vice President — Plastics Americas, M.A. Hanna Company, January 2000 to August 2000. Vice President and General Manager, Industrial Chemical and Solvents Division, Ashland Chemical Company (chemical manufacturing and distribution), 1998 to January 2000.

Robert M. Rosenau: Senior Vice President, President of Performance Products and Solutions, January 2010 to date. Senior Vice President and General Manager, Performance Products and Solutions, June 2008 to January 2010, Senior Vice President and General Manager, Vinyl Business, May 2006 to June 2008. Vice President and General Manager, Vinyl Compounds, January 2003 to April 2006. General Manager, Extrusion Products, September 2000 to December 2002. General Manager, Custom Profile Compounds, The Geon Company, April 1998 to August 2000.

13  POLYONE CORPORATION

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

John V. Van Hulle: Senior Vice President, President of Global Color, Additives and Inks, January 2010 to date. Senior Vice President and General Manager, Specialty Color, Additives and Inks, July 2006 to January 2010. President and Chief Executive Officer — ChemDesign Corporation (a custom chemical manufacturer), December 2001 to July 2006. President, Specialty & Fine Chemicals — Cambrex Corporation (a specialty chemical and pharmaceutical business) August 1994 to November 2000.

14  POLYONE CORPORATION

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sale prices for our common stock, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2009 Quarters				2008 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Common stock price:
High	$7.74	$7.19	$3.65	$3.56	$6.39	$8.57	$8.23	$7.15
Low	$5.45	$2.50	$2.23	$1.32	$2.33	$6.26	$6.30	$5.11

As of February 16, 2010, there were 2,514 holders of record of our common stock.

We did not pay dividends in 2009 or 2008. Future declarations of dividends on common stock are at the discretion of the Board of Directors, and the declaration of any dividends will depend on, among other things, earnings, capital requirements and our financial position, results of operations and cash flows. Additionally, the agreements that govern our receivables sale facility contain restrictions that could limit our ability to pay future dividends.

The table below sets forth information regarding repurchases of our common shares during the fourth quarter of 2009:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program(1)

October 1 to October 31	—	$—	—	8,750,000
November 1 to November 30	—	—	—	8,750,000
December 1 to December 31	—	—	—	8,750,000

Total	—	$—	—

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

You should refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Part II of this Annual Report on Form 10-K and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition, results of operations or cash flows.

(In millions, except per share data)	2009(1)	2008(2)	2007	2006(3)	2005

Sales	$2,060.7	$2,738.7	$2,642.7	$2,622.4	$2,450.6
Operating income (loss)	$98.4	$(129.3)	$33.9	$190.6	$141.3
Income (loss) before discontinued operations	$67.8	$(272.9)	$11.4	$125.6	$63.2
Discontinued operations	—	—	—	(2.7)	(15.3)

Net income (loss)	$67.8	$(272.9)	$11.4	$122.9	$47.9

Basic and diluted (loss) earnings per common share:
Before discontinued operations	$0.73	$(2.94)	$0.12	$1.36	$0.69
Discontinued operations	—	—	—	(0.03)	(0.17)

Basic and diluted (loss) earnings per common share	$0.73	$(2.94)	$0.12	$1.33	$0.52

Total assets	$1,385.9	$1,277.7	$1,583.0	$1,780.8	$1,695.3
Long-term debt, net of current portion	$389.2	$408.3	$308.0	$567.7	$638.7

15  POLYONE CORPORATION

(1)	Included in operating income for 2009 results are charges of $27.2 million related to employee separation and plant phaseout and benefits of $23.9 million related to reimbursement of previously incurred environmental expenses and $21.1 million related to a curtailment gain from amendments to certain of our employee benefit plans.

(2)	Included in operating expense for 2008 results are charges of $39.7 million related to employee separation and plant phaseout and $170.0 million related to goodwill impairment. Included in net loss for 2008 are charges of $105.9 million to record deferred a deferred tax valuation allowance.

(3)	In February 2006, we sold 82% of our Engineered Films business. This business was previously reported as discontinued operations and is recognized as such in our historical results. The retained ownership of 18% is reported on the cost method of accounting and is recognized in our accompanying consolidated financial statements as such.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. MD&A includes the following sections:

•	Our Business

•	Business Model and Key Concepts

•	Key Challenges

•	Strategy and Key Trends

•	Recent Developments

•	Highlights and Executive Summary

•	Results of Operations — an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements

•	Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•	Off-Balance Sheet Arrangements — a discussion of such arrangements

•	Contractual Obligations — a summary of our aggregate contractual obligations

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require significant judgments and estimates

•	New Accounting Pronouncements — a summary and discussion of our plans for the adoption of new accounting standards relevant to us

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K particularly in “Cautionary Note On Forward-Looking Statements” and Item 1A. “Risk Factors.”

Our Business

We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. We also have two equity investments: one in a manufacturer of caustic soda and chlorine and one in a formulator of polyurethane compounds. Headquartered in Avon Lake, Ohio, with 2009 sales of $2.1 billion, we have manufacturing sites and distribution facilities in North America, Europe and Asia and joint ventures in North America. We currently employ approximately 3,900 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).

Business Model and Key Concepts

The central focus of our business model is to provide specialized material and service solutions to our customers by leveraging our global footprint, product and technology breadth, manufacturing expertise, fully integrated information technology network, broad market reach and raw material procurement strength. These resources enable us to capitalize on dynamic changes in the end markets we serve, which include appliances, building and construction materials, electrical and electronics, medical, industrial, packaging, transportation, and wire and cable markets.

Key Challenges

Overall, our business faces a number of issues resulting from the recent economic downturn, especially as it relates to critically affected markets such as building and construction and transportation. Maintaining profitability during periods of raw material price volatility is another critical challenge. Further, we need to capitalize

16  POLYONE CORPORATION

on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the RoHS and the Consumer Product Safety Information Act of 2008.

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

In the short term, we will maintain our focus on top-line growth, improving or maintaining the cost/price relationship with regard to raw materials and improving working capital efficiency. In addition to driving top-line growth, we have established margin improvement targets for all businesses. In 2010, most of our capital expenditures will be focused on maintenance spending and supporting growth in top-line sales. We will also consider smaller, bolt-on strategic acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation but do not adversely impact our liquidity.

We will continue our enterprise-wide Lean Six Sigma program directed at improving profitability and cash flow by applying proven management techniques and strategies to key areas of the business, such as pricing, supply chain and operations management, productivity and quality.

Long-term trends that currently provide opportunities to leverage our strategy include the drive toward sustainability in polymers and their processing, the emergence of biodegradable and bio-based polymers, consumer concern over the use of bisphenol-A (BPA) in infant-care products and developing legislation that bans lead and certain phthalates from toys and child-care items.

Recent Developments

Acquisition of New England Urethane

On December 23, 2009, we acquired substantially all of the assets of New England Urethane, Inc. (NEU), a specialty healthcare engineered materials provider for a cash purchase price of $11.5 million paid at close and an earnout of up to $0.5 million payable in 2011, resulting in goodwill of $4.5 million and $5.9 million of identifiable intangible assets. NEU had sales of $7.7 million for the year ended December 31, 2008. Our purchase price allocation is preliminary as of December 31, 2009.

Sale of Columbian Joint Venture Interest

On October 13, 2009, we sold our investment in Geon Polimeros Andinos (GPA), previously a 50% owned equity affiliate and part of the Performance Products and Solutions operating segment, to Mexichem Compuestos, S.A. de C.V. We received cash proceeds of $13.5 million and recorded a pre-tax gain of $2.8 million in our fourth quarter 2009 results of operations.

Pension plan changes

On January 15, 2009, we adopted amendments to the Geon Pension Plan (Geon Plan), the Benefit Restoration Plan (BRP), the voluntary retirement savings plan (RSP) and the Supplemental Retirement Benefit Plan (SRP). Effective March 20, 2009, the amendments to the Geon Plan and the BRP permanently froze future benefit accruals and provide that participants will not receive credit under the Geon Plan or the BRP for any eligible earnings paid on or after that date. Additionally, certain benefits provided under the RSP and SRP were eliminated after March 20, 2009. These actions resulted in a reduction of our 2009 annual benefit expense of $3.7 million and are expected to reduce our future pension fund contribution requirements by approximately $20 million.

On September 1, 2009, we adopted changes to our post-retirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, was discontinued, and benefits will be phased out through December 31, 2012. As a result of the plan change, our liability for post-retirement healthcare was reduced by $58.1 million.

Highlights and Executive Summary

Selected Financial Data

(In millions)	2009	2008	2007

Sales	$2,060.7	$2,738.7	$2,642.7
Operating income (loss)	$98.4	$(129.3)	$33.9
Net income (loss)	$67.8	$(272.9)	$11.4
Cash and cash equivalents	$222.7	$44.3	$79.4
Accounts receivable availability	112.8	121.4	151.2

Liquidity	$335.5	$165.7	$230.6

Debt, short- and long-term	$409.6	$434.3	$336.7

2009 vs. 2008

The decrease in sales was primarily attributable to a 21.6% decline in volume in 2009 as compared to 2008, reflecting the adverse impact of the global recession on demand levels across all end markets. Particularly hardest hit were the transportation and building and construction end markets. Additionally, changes in currency exchange rates had a negative impact on sales of approximately 3% in 2009.

The improvement in operating income for 2009 reflects the favorable impact of higher margin business gains, lower raw material costs, the realization of restructuring savings, and an incremental benefit from LIFO related to the significant inventory reduction in

17  POLYONE CORPORATION

the United States. These factors more than offset the impact of the decrease in volumes and the negative impact of changes in currency exchange rates in 2009. Operating income in 2009 also included gains of $21.9 million associated with the curtailment of certain of our employee benefit plans, $23.9 million related to the reimbursement of previously incurred environmental costs and a $2.8 million gain associated with the sale of our interest in a previously 50% owned equity affiliate, GPA. We recognized charges of $27.2 million related to restructuring and employee separation in 2009 as compared to $39.7 million in 2008. Our operating income was also negatively impacted by a $170.0 million goodwill impairment charge in 2008, and a subsequent $5.0 million charge to finalize this preliminary estimate in the first quarter of 2009. Changes in currency exchange rates unfavorably impacted operating income by $5.2 million in 2009 as compared to 2008, driven primarily by changes in the U.S. dollar versus the Euro and Canadian dollar.

The increase in net income in 2009 as compared to 2008 was primarily due to the items discussed in the paragraph above. Additionally, net interest expense was lower in 2009 than in the prior year primarily due to lower average interest rates on our variable rate debt and a lower average debt balance. Income tax benefit was $13.3 million in 2009 as compared to expense of $101.8 million in 2008 as the 2008 amount reflects a $105.9 million charge to record a tax valuation allowance.

Since December 31, 2008, our liquidity increased by $169.8 million to $335.5 million as the increase in our cash balance has more than offset the decrease in our borrowing capacity under the accounts receivable facility. The increase in cash and cash equivalents of $178.4 million was primarily the result of improved earnings coupled with substantially lower working capital investment at December 31, 2009 as compared to December 31, 2008. Our cash balance was favorably impacted by the $23.9 million reimbursement of previously incurred environmental costs and $13.5 million of proceeds associated with the sale of our interest in GPA. These items more than offset the impact of $17.2 million of pension contributions, $31.3 million of payments in 2009 for our previously announced restructuring activities, the payment of $11.5 million related to the acquisition of NEU, the repayment of $20.0 million aggregate principal amount of our 6.91% medium-term notes and a reduction in short-term debt of $5.7 million.

2008 vs. 2007

The acquisition of GLS in January of 2008, the favorable impact from foreign exchange and higher prices driven by an improved sales mix and the result of offsetting rising raw material and energy costs helped counterbalance the adverse impact of lower volume driven by a significant slowing in global economic activity in the late third quarter and the fourth quarter of 2008. This downturn in economic activity and the underlying financial credit crisis that precipitated it had a significant negative impact on our businesses, particularly the Performance Products and Solutions segment. The International Color and Engineered Materials business, while benefiting from favorable foreign exchange rates, saw demand contract in the third quarter and then more dramatically in the fourth quarter of 2008 as the economies in Europe and Asia slowed and declining exports from Asia offset any sales increase during the prior quarters in 2008.

Operating income declined due to a $170 million goodwill impairment charge taken in the fourth quarter of 2008, $39.7 million of restructuring charges, and year-over-year declines in Performance Products and Solutions and International Color and Engineered Materials segment operating income. The acquisition of GLS, margin and mix improvements and the impact from foreign exchange were favorable items that partially offset the overall decrease.

The decline in net income was due to the items described previously and the recording of a $105.9 million tax valuation allowance.

Liquidity declined $64.9 million due to a lower available pool of receivables to sell and a year-over-year decline in cash and cash equivalents driven by a higher investment in working capital, pension funding, and lower dividends from our equity affiliates due primarily to the divestiture of our ownership stake in OxyVinyls. The increase in total debt resulted from the financing activities necessary to support the acquisition of GLS.

18  POLYONE CORPORATION

Results of Operations

				Variances—Favorable (Unfavorable)
				2009 versus 2008		2008 versus 2007
					%		%
(Dollars in millions, except per share data)	2009	2008	2007	Change	Change	Change	Change

Sales	$2,060.7	$2,738.7	$2,642.7	$(678.0)	(24.8)%	$96.0	3.6%
Cost of sales	1,720.2	2,442.1	2,381.7	721.9	29.6%	(60.4)	(2.5)%

Gross margin	340.5	296.6	261.0	43.9	14.8%	35.6	13.6%
Selling and administrative	272.3	287.1	254.8	14.8	5.2%	(32.3)	(12.7)%
Impairment of goodwill	5.0	170.0	—	165.0	NM	(170.0)	NM
Income from equity affiliates and minority interest	35.2	31.2	27.7	4.0	12.8%	3.5	12.6%

Operating income (loss)	98.4	(129.3)	33.9	227.7	NM	(163.2)	NM
Interest expense, net	(34.3)	(37.2)	(46.9)	2.9	7.8%	9.7	20.7%
Premium on early extinguishment of long-term debt	—	—	(12.8)	—	—	12.8	100.0%
Other expense, net	(9.6)	(4.6)	(6.6)	(5.0)	(108.7)%	2.0	30.3%

Income (loss) before income taxes	54.5	(171.1)	(32.4)	225.6	NM	(138.7)	NM
Income tax benefit (expense)	13.3	(101.8)	43.8	115.1	NM	(145.6)	NM

Net income (loss)	$67.8	$(272.9)	$11.4	$340.7	NM	$(284.3)	NM

Basic and diluted (loss) earnings per common share:	$0.73	$(2.94)	$0.12

NM	— Not meaningful

Sales

Sales decreased in 2009 as compared to 2008 due to a decrease in volume of 21.6% and the unfavorable impact of foreign exchange on sales of approximately 3%. All operating segments experienced a decline in sales in 2009. The end markets most impacted globally were transportation and building and construction.

The increase in sales in 2008, as compared to 2007, includes 6.3% from acquisitions and other, 1.7% due to the favorable impact of foreign exchange, and a 9.7% favorable impact from price and mix, which offset an unfavorable impact of 14.1% due to the decline in volume. The impact of the decline in volume was evident across all of our operating segments but of greatest magnitude in our businesses tied to the North American building and construction and transportation end markets.

Cost of Sales

These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. As a percentage of sales, these costs declined to 83.5% of sales in 2009 as compared to 89.2% in 2008. Cost of sales in 2009 includes a gain of $23.9 million associated with the reimbursement of previously incurred environmental costs. Charges related to environmental remediation and plant related restructuring were $36.1 million in 2009 as compared to $44.9 million in 2008. The benefit of LIFO, primarily related to inventory reductions in the United States, favorably impacted cost of sales by $18.3 million, as compared to $4.6 million in 2008. Additionally, lower raw material costs and the realization of restructuring savings favorably impacted cost of goods sold in 2009 as compared to 2008.

As a percentage of sales, these costs declined to 89.2% of sales in 2008 as compared to 90.1% in 2007. GLS contributed 0.5 percentage points of the improvement reflecting the margin impact of its specialty sales mix. Charges related to environmental remediation and plant related restructurings were $44.9 million in 2008 as compared to $50.2 million in 2007. The remaining decrease in cost of sales is due to the realization of pricing initiatives and sales mix improvements partially offset by higher raw material costs.

Selling and Administrative

These costs include selling, technology, administrative functions and corporate and general expenses. Selling and administrative costs decreased $14.8 million, or 5.2%, in 2009 as compared to 2008. Favorably impacting selling and administrative costs was $21.9 million of curtailment gains, $7.6 million less employee separation and plant phase-out costs, a decrease in insurance and bad debt expense and savings from our restructuring activities. These favorable items were partially offset by increased pension and incentive compensation expenses.

During 2008, selling and administrative costs increased $32.3 million, or 12.7%, as compared to 2007. Selling and administrative costs was negatively impacted by an increase of $9.6 million for employee separation and approximately $17.5 million of incremental costs associated with GLS, which was acquired in January of 2008.

Impairment of Goodwill

During the fourth quarter of 2008, we identified indicators of potential impairment and evaluated the carrying values of goodwill and other intangible and long-lived assets. Due to the extensive work involved in performing the related asset appraisals, we initially recognized a preliminary estimate of the impairment loss of $170.0 million in 2008. Upon completion of the analysis in the

19  POLYONE CORPORATION

first quarter of 2009, we revised our estimate of goodwill impairment to $175.0 million, of which $147.8 million and $27.2 million related to the Geon Compounds and Specialty Coatings reporting units, respectively. This represented a decrease for Geon Compounds of $7.4 million and an increase in the goodwill impairment charge for Specialty Coatings of $12.4 million, as compared to the preliminary estimates recorded in the fourth quarter of 2008.

Income from Equity Affiliates

Income from equity affiliates for 2009, 2008 and 2007 is summarized as follows:

(In millions)	2009	2008	2007

SunBelt	$29.7	$32.5	$41.0
Other equity affiliates	2.7	3.4	3.1
Impairment of OxyVinyls investment	—	—	(14.8)
Gain on sale and (charges) related to investment in GPA	2.8	(4.7)	(1.6)

	$35.2	$31.2	$27.7

During 2009, income from equity affiliates increased $4.0 million, or 12.8%, as compared to 2008. In 2008, we recorded $4.7 million of charges related to our investment in GPA, a 50% owned equity affiliate. In 2009, we sold our investment in GPA, resulting in a pre-tax gain of $2.8 million. Additionally, lower earnings from our SunBelt joint venture for 2009 were due primarily to lower pricing for caustic soda, partially offset by an increase in pricing and volume for chlorine as compared to 2008.

During 2008, income from equity affiliates increased $3.5 million, or 12.6%, versus 2007. The increase was due to $11.7 million lower impairment charges recorded in 2008 as compared to 2007, partially offset by lower SunBelt earnings. The $8.5 million lower SunBelt earnings were mainly due to lower demand for chlorine in the downstream PVC resin markets as a result of the significant deterioration of the North American building and construction and basic infrastructure markets.

Interest Expense, Net

Interest expense, net decreased in 2009 as compared to 2008 due to lower average borrowing levels and lower interest rates on our variable rate debt. Interest expense decreased in 2008 as compared to 2007 due to lower average borrowing levels.

Included in interest expense, net for the years ended December 31, 2009, 2008 and 2007 is interest income of $3.2 million, $3.4 million and $4.5 million, respectively.

Premium on Early Extinguishment of Long-term Debt

Cash expense from the premium on our repurchase of $241.4 million aggregate principal amount of our 10.625% senior notes in 2007 was $12.8 million.

Other Expense, Net

Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items are as follows:

(In millions)	2009	2008	2007

Currency exchange gain (loss)	$(0.1)	$1.2	$(5.0)
Foreign exchange contracts (loss) gain	(7.9)	(1.3)	0.7
Fees and discount on sale of trade receivables	(1.3)	(3.6)	(2.0)
Impairment of available for sale security	—	(0.6)	—
Other expense, net	(0.3)	(0.3)	(0.3)

Other expense, net	$(9.6)	$(4.6)	$(6.6)

Income Tax (Expense) Benefit

In 2009, we recorded tax benefit of $13.3 million related primarily to tax refunds in both U.S. and foreign jurisdictions.

We also decreased our existing deferred tax asset valuation allowances related to various U.S. federal, state and foreign deferred tax assets by $54.6 million in 2009, resulting in a non-cash tax benefit of $23.8 million. The remaining decrease of $30.8 million related primarily to changes in our liabilities for pensions and other post-retirement benefits, for which the tax impact is recorded in accumulated other comprehensive income. We review all valuation allowances related to deferred tax assets and will adjust these reserves when appropriate.

We have U.S. federal net operating loss carryforwards of $66.0 million which expire at various dates from 2024 through 2028 and combined state net operating loss carryforwards of $314.6 million which expire at various dates from 2010 through 2029. Various foreign subsidiaries have net operating loss carryforwards totaling $34.5 million which expire at various dates from 2010 through 2019. We have provided valuation allowances of $42.9 million against these loss carryforwards.

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

20  POLYONE CORPORATION

Sales and Operating Income (Loss) — 2009 compared with 2008:

(Dollars in millions)	2009	2008	Change		% Change

Sales:
International Color and Engineered Materials	$459.4	$587.4	$(128.0)		(21.8)%
Specialty Engineered Materials	208.6	252.3	(43.7)		(17.3)%
Specialty Color, Additives and Inks	194.7	228.6	(33.9)		(14.8)%
Performance Products and Solutions	667.7	1,001.4	(333.7)		(33.3)%
PolyOne Distribution	625.1	796.7	(171.6)		(21.5)%
Corporate and eliminations	(94.8)	(127.7)	32.9		25.8%

	$2,060.7	$2,738.7	$(678.0)		(24.8)%

Operating income (loss):
International Color and Engineered Materials	$22.6	$20.4	$2.2		10.8%
Specialty Engineered Materials	16.2	12.9	3.3		25.6%
Specialty Color, Additives and Inks	14.2	13.5	0.7		5.2%
Performance Products and Solutions	43.5	34.9	8.6		24.6%
PolyOne Distribution	24.8	28.1	(3.3)		(11.7)%
Resin and Intermediates	25.5	28.6	(3.1)		(10.8)%
Corporate and eliminations	(48.4)	(267.7)	219.3		(81.9)%

	$98.4	$(129.3)	$227.7		(176.1)%

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	4.9%	3.5%	1.4	% points
Specialty Engineered Materials	7.8%	5.1%	2.7	% points
Specialty Color, Additives and Inks	7.3%	5.9%	1.4	% points
Performance Products and Solutions	6.5%	3.5%	3.0	% points
PolyOne Distribution	4.0%	3.5%	0.5	% points

Total	4.8%	(4.7)%	9.5	% points

International Color and Engineered Materials

Sales decreased $128.0 million, or 21.8%, in 2009 as compared to 2008. Approximately 17.9% of the decrease was due to lower volumes as a result of the effects of the global recession on demand levels in Europe and Asia. Changes in currency exchange rates in 2009 resulted in a decrease in sales of approximately 6.2%. These unfavorable items were partially offset by improvement in the price and mix of products sold.

Operating income increased by $2.2 million, or 10.8%, in 2009 compared to 2008 driven by declining raw material costs, improved product mix and pricing, the realization of savings from our restructuring programs and reduced discretionary spending. These favorable items were partially offset by lower volumes and changes in currency exchange rates.

Specialty Engineered Materials

Sales decreased $43.7 million, or 17.3%, in 2009 as compared to 2008 due to the decreased demand in our end markets related to transportation and wire and cable applications. Volumes declined approximately 19.7% in 2009 as compared to 2008. Partially offsetting the impact of lower volume were improvements in pricing and sales mix.

Operating income increased $3.3 million, or 25.6%, in 2009 as compared to 2008 driven primarily by lower raw material costs, the realization of savings from restructuring and the change in the LIFO reserve related to the inventory reduction in the United States. These items more than offset the impact of declines in volumes. Also contributing to the improved income results is the continued successful integration of GLS, which was acquired in 2008.

Specialty Color, Additives and Inks

Sales declined $33.9 million, or 14.8%, in 2009 as compared to 2008 as volume declined 16.7% due primarily to decreased demand in the transportation and packaging end markets. Partially offsetting the impact of lower volume was a higher value sales mix driven by business gains in specialty type applications.

Operating income increased $0.7 million, or 5.2%, primarily due to the benefits of a more profitable sales mix, lower raw material costs, the benefit from LIFO related to the inventory reduction in the United States and decreased discretionary spending, all of which offset the adverse impact of the decline in volumes.

Performance Products and Solutions

Sales decreased $333.7 million, or 33.3%, in 2009 as compared to 2008 due to the decreased demand across all end markets, particularly those related to the North American building and construction market. Volumes declined 27.8% in 2009 as compared to 2008. Lower market prices associated with lower commodity costs resulted in a 5.7% decline in sales during 2009 as compared to 2008.

Operating income increased $8.6 million, or 24.6%, in 2009 as compared to 2008 despite lower volume. LIFO reserve changes added $11.0 million to operating income in 2009 versus $3.2 million in 2008. Beyond that, decreased raw material costs and savings from restructuring more than offset the impact of the decline in volumes.

PolyOne Distribution

PolyOne Distribution sales decreased $171.6 million, or 21.5%, in 2009 as compared to 2008, as volumes declined 12.1%, with the remainder due to lower market pricing associated with lower commodity costs.

21  POLYONE CORPORATION

Operating income decreased $3.3 million, or 11.7%, in 2009 as compared to 2008 due primarily to the decline in volume.

Resin and Intermediates

During 2009, income from equity affiliates included in Resin and Intermediates decreased $3.1 million due to lower earnings from our SunBelt joint venture.

Corporate and Eliminations

Operating loss from Corporate and eliminations was $48.4 million in 2009 as compared to $267.7 million in 2008 as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2009	2008

Curtailment of post-retirement health care plan and other(a)	$21.9	$—
Impairment of goodwill(b)	(5.0)	(170.0)
Environmental remediation costs, net of recoveries(c)	12.2	(15.6)
Employee separation and plant phaseout(d)	(27.2)	(39.7)
Recognition of inventory step-up associated with GLS acquisition(e)	—	(1.6)
Gain on sale and (charges) related to investment in equity affiliate(f)	2.8	(4.7)
Share-based compensation	(2.6)	(3.0)
Incentive compensation	(19.6)	(4.2)
Unallocated pension and post-retirement medical expense	(13.6)	(5.4)
All other and eliminations(g)	(17.3)	(23.5)

Total Corporate and eliminations	$(48.4)	$(267.7)

(a)	During the third quarter of 2009, we amended certain of our post-retirement healthcare plans whereby benefits to be paid under these plans will be phased out through 2012, resulting in a curtailment gain of $21.1 million. We also recorded curtailment gains totaling approximately $0.8 million related to other employee benefit plans.

(b)	In the first quarter of 2009, we increased our estimated year-end goodwill impairment charge of $170.0 million by $5.0 million, which is comprised of an increase of $12.4 million related to our Specialty Coatings reporting unit and a decrease of $7.4 million to our Geon Compounds reporting unit. See Note 2, Goodwill, to the accompanying consolidated financial statements for further information.

(c)	During the third quarter of 2009, we received $23.9 million from our former parent company, as partial reimbursement for certain previously incurred environmental remediation costs.

(d)	During the third quarter of 2008 and subsequently in January 2009, we announced the restructuring of certain manufacturing assets, primarily in North America. See Note 3, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(e)	Upon acquisition of GLS in 2008, GLS’s inventory was initially stepped up from cost to fair value. This difference was recognized with the first turn of inventory within Corporate and eliminations.

(f)	On October 13, 2009, we sold our 50% interest in GPA, previously part of the Performance Products and Solutions operating segment, to Mexichem Compuestos, S.A. de C.V, resulting in a pre-tax gain of approximately $2.8 million in our 2009 results of operations. In the third quarter of 2008, we recorded $2.6 million related to our proportionate share of the write-down of certain assets by GPA and a $2.1 million charge related to an impairment of our investment in this equity affiliate.

(g)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

22  POLYONE CORPORATION

Sales and Operating Income (Loss) — 2008 compared with 2007:

(Dollars in millions)	2008	2007	Change		% Change

Sales:
International Color and Engineered Materials	$587.4	$588.6	$(1.2)		(0.2)%
Specialty Engineered Materials	252.3	124.3	128.0		103.0%
Specialty Color, Additives and Inks	228.6	232.0	(3.4)		(1.5)%
Performance Products and Solutions	1,001.4	1,086.8	(85.4)		(7.9)%
PolyOne Distribution	796.7	744.3	52.4		7.0%
Corporate and eliminations	(127.7)	(133.3)	5.6		4.2%

	$2,738.7	$2,642.7	$96.0		3.6%

Operating income (loss):
International Color and Engineered Materials	$20.4	$25.1	$(4.7)		(18.7)%
Specialty Engineered Materials	12.9	(2.2)	15.1		686.4%
Specialty Color, Additives and Inks	13.5	7.0	6.5		92.9%
Performance Products and Solutions	34.9	57.5	(22.6)		(39.3)%
PolyOne Distribution	28.1	22.1	6.0		27.1%
Resin and Intermediates	28.6	34.8	(6.2)		(17.8)%
Corporate and eliminations	(267.7)	(110.4)	(157.3)		(142.5)%

	$(129.3)	$33.9	$(163.2)		(481.4)%

Operating income (loss) as a percentage of sales:
International Color and Engineered Materials	3.5%	4.3%	(0.8	)% points
Specialty Engineered Materials	5.1%	(1.8)%	6.9	% points
Specialty Color, Additives and Inks	5.9%	3.0%	2.9	% points
Performance Products and Solutions	3.5%	5.3%	(1.8	)% points
PolyOne Distribution	3.5%	3.0%	0.5	% points

Total	(4.7)%	1.3%	(6.0	)% points

International Color and Engineered Materials

Sales declined $1.2 million, or 0.2%, in 2008 as weakening demand in the second half of 2008 in both Europe and Asia offset higher pricing and a $42.6 million favorable impact from foreign exchange. Volumes declined 11.1%.

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

Specialty Engineered Materials

Sales increased $128.0 million, or 103.0%, in 2008 compared to 2007 primarily due to the acquisition of GLS. GLS continued to demonstrate its ability to grow its specialty mix of applications in the healthcare, consumer products and medical end markets. Partially offsetting the favorable benefit to sales from the acquisition of GLS was lower demand for wire and cable and general purpose products that go into the North American building and construction and transportation end markets.

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

Performance Products and Solutions

Sales declined $85.4 million, or 7.9%, in 2008 due primarily to significantly lower demand in the North American building and construction and transportation markets. Volume declined 19.9%. Favorable items impacting sales were higher prices due to rising raw material costs and an improved sales mix.

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

23  POLYONE CORPORATION

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

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2008	2007

Impairment of goodwill(a)	$(170.0)	$—
Environmental remediation costs(b)	(15.6)	(33.2)
Employee separation and plant phaseout(c)	(39.7)	(2.2)
Charges related to investment in equity affiliate(d)	(4.7)	(1.6)
Share-based compensation	(3.0)	(4.3)
Impairment of OxyVinyls equity investment(e)	—	(14.8)
Settlement of environmental costs related to Calvert City(f)	—	(15.6)
Impairment of intangibles and other investments(g)	—	(2.5)
Cost related to sale of OxyVinyls equity investment	—	(0.4)
Gain on sale of assets(h)	—	2.5
All other and eliminations(i)	(34.7)	(38.3)

Total Corporate and eliminations	$(267.7)	$(110.4)

(a)	In the fourth quarter of 2008, we recognized a non-cash goodwill impairment charge of $170.0 million related to our Geon Compounds and Specialty Coatings reporting units within the Performance Products and Solutions segment. See Note 2, Goodwill and Other Intangibles, to the accompanying consolidated financial statements for further information.

(b)	In the third quarter of 2007, our accrual for costs related to future remediation at inactive or formerly owned sites was adjusted based on a U.S. District Court’s rulings on several motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation et al. and a settlement agreement entered into in connection with the case, which requires us to pay remediation costs related to the Calvert City facility.

(c)	During the third quarter of 2008 and subsequently in January 2009, we announced the restructuring of certain manufacturing assets, primarily in North America. See Note 3, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(d)	In the third quarter of 2008 and 2007, we recorded $2.6 million and $1.6 million, respectively, related to our proportionate share of the write-down of certain assets by GPA, our former equity affiliate in Columbia. Also, in the third quarter of 2008, we recorded a $2.1 million charge related to our proportionate share of an impairment of our investment in this former equity affiliate.

(e)	Our 24% equity investment in OxyVinyls was adjusted at June 30, 2007 as the carrying value was higher than the fair value and the decrease was determined to be an other than temporary decline in value.

(f)	In the third quarter of 2007, we accrued $15.6 million to reimburse Goodrich Corporation for remediation costs paid on our behalf and certain legal costs related to the Calvert City facility.

(g)	An impairment of the carrying value of certain patents and technology agreements and investments of $2.5 million was recorded during 2007.

(h)	The gains on sale of assets in 2007 relates to the sale of previously closed facilities and other assets.

(i)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

	As of December 31,
(In millions)	2009	2008

Cash and cash equivalents	$222.7	$44.3
Accounts receivable availability	112.8	121.4

Liquidity	$335.5	$165.7

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.

Liquidity increased as of December 31, 2009 compared to December 31, 2008 primarily as a result of the increase in cash associated with improved earnings and the reduction in working capital investment since the beginning of 2009. The reduction in working capital is reflective of our efforts to increase inventory efficiency, and improve the timing between customer receipt and vendor payments. Our cash balance was also favorably impacted by the $23.9 million reimbursement of previously incurred environmental costs and $13.5 million of proceeds associated with the sale of our interest in GPA. These items more than offset the impact of $17.2 million of pension contributions and $31.3 million of payments in 2009 for our previously announced restructuring activities, the payment of $11.5 million related to the acquisition of NEU, the repayment of $20.0 million aggregate principal amount of our 6.91% medium-term notes and the reduction in short-term debt of

24  POLYONE CORPORATION

$5.7 million. Additionally, liquidity was negatively impacted by the reduction in availability under our receivables sale facility due to the decrease in our U.S. and Canadian accounts receivable.

Cash Flows

The following discussion focuses on the material components of cash flows from operating, investing and financing activities.

Operating Activities

(In millions)	2009	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$67.8	$(272.9)	$11.4
Depreciation and amortization	64.8	68.0	57.4
Deferred income tax provision (benefit)	5.9	89.4	(57.1)
Premium on early extinguishment of long-term debt	—	—	12.8
Provision for doubtful accounts	3.3	6.0	1.9
Stock compensation expense	2.6	3.0	4.3
Impairment of goodwill	5.0	170.0	—
Asset write-downs and impairment charges, net of (gain) on sale of closed facilities	3.7	3.6	3.3
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(35.2)	(31.2)	(27.7)
Distributions and distributions received	36.5	32.9	37.6
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1.3	60.8	(10.8)
Decrease in inventories	39.1	33.6	26.7
Increase (decrease) in accounts payable	76.3	(94.7)	17.8
Increase (decrease) in sale of accounts receivable	(14.2)	14.2	—
(Decrease) increase in accrued expenses and other	(27.2)	(10.2)	(10.4)

Net cash provided by operating activities	$229.7	$72.5	$67.2

Cash provided by operating activities increased in 2009 as compared to 2008 due primarily to improved earnings and the previously described favorable impacts related to improved working capital performance.

Cash provided by operating activities increased in 2008 as compared to 2007 due to higher earnings before giving effect to non-cash restructuring and tax valuation allowance charges, lower debt extinguishment premiums, lower cash payments for environmental remediation, and an increase in the sale of accounts receivable, all of which more than offset higher pension funding.

Investing Activities

(In millions)	2009	2008	2007

Cash Flows from Investing Activities
Capital expenditures	$(31.7)	$(42.5)	$(43.4)
Investment in affiliated company	—	(1.1)	—
Business acquisitions, net of cash acquired	(11.5)	(150.2)	(11.2)
Proceeds from sale of investment in equity affiliate and other assets	17.0	0.3	269.9

Net cash (used) provided by investing activities	$(26.2)	$(193.5)	$215.3

Net cash used by investing activities in 2009 reflects $13.5 million of cash proceeds from the sale of our interest in GPA and $3.5 million of proceeds from the sale of other assets. Capital expenditures primarily related to maintenance spending and implementing our restructuring initiatives. Business acquisitions, net of cash acquired in 2009 reflects cash paid for our acquisition of NEU.

Net cash used by investing activities in 2008 relates primarily to the $150.2 million to fund the acquisition of GLS and $42.5 million of capital expenditures. Capital expenditures in 2008 reflect strategic investments to upgrade our Enterprise Resource Planning system, expand our global footprint in China and India through investment in manufacturing and customer specific projects, product line investments to support our specialization strategy, and the enablement of the manufacturing restructuring initiative we announced in July 2008. Spending on strategic projects constituted approximately 48% of total spending. The remainder of spending was related to productivity improvement, on-going maintenance of the asset base and critical environmental, health and safety (EH&S) projects.

Net cash provided by investing activities in 2007 totaled $215.3 million, primarily from the proceeds of the sale of our 24% interest in OxyVinyls. In a transaction related to the sale of our interest in OxyVinyls, we purchased the remaining 10% minority interest in Powder Blends, LP. Included in the $43.4 million of capital expenditures were strategic investments to expand our footprint in Eastern Europe through the building of our Poland facility, and increase our capabilities to compete in more specialized end-markets related to additives and liquid color applications. Spending on strategic projects constituted approximately 42% of total spending. The remainder of spending was related to productivity improvement, on-going maintenance of the asset base and critical EH&S projects.

Capital expenditures are currently estimated to be approximately $40 million in 2010, primarily to maintain manufacturing operations, support an implementation of a Enterprise Resource Planning system in Asia and other strategic spending.

25  POLYONE CORPORATION

Financing Activities

(In millions)	2009	2008	2007

Cash Flows from Financing Activities
Change in short-term debt	$(5.7)	$43.3	$(0.2)
Issuance of long-term debt, net of debt issuance costs	—	77.8	—
Repayment of long-term debt	(20.0)	(25.3)	(264.1)
Purchase of common stock for treasury	—	(8.9)	—
Premium paid on early extinguishment of long-term debt	—	—	(12.8)
Proceeds from exercise of stock options	—	1.1	1.2

Net cash (used) provided by financing activities	$(25.7)	$88.0	$(275.9)

Cash used by financing activities in 2009 reflects the repayment of short-term debt and our 6.91% medium-term notes.

Cash provided by financing activities in 2008 was primarily used for the acquisition of GLS and the funding necessary to extinguish maturing debt. On January 9, 2008, we borrowed $40.0 million under the new credit facility. In April 2008, we sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012.

Cash used by financing activities in 2007 was primarily for the extinguishment of debt.

Balance Sheets

The following discussion focuses on material changes in balance sheet line items from December 31, 2008 to December 31, 2009 that are not discussed in the preceding “Cash Flows” section.

Pension benefits — Our liability for pension benefits decreased $52.0 million during 2009, due mainly to the January 15, 2009 amendments to certain of our pension plans and improved plan asset returns for the year. These amendments permanently froze future benefit accruals and reduced our total future pension fund contributions by approximately $19 million.

Post-retirement benefits other than pension — Our liability for post-retirement benefits other than pensions decreased by $59.1 million due primarily to the September 1, 2009 amendments to certain of our other post-retirement benefit plans. These amendments resulted in the phase-out of benefits for certain eligible retirees through December 31, 2012 and reduced our total future contributions by approximately $58 million.

Capital Resources

As of December 31, 2009, we had existing facilities to access capital resources (receivables sale facility, credit facility, medium term notes and senior unsecured notes and debentures) totaling $522.4 million. As of December 31, 2009, we had used $409.6 million of these facilities, and $112.8 million was available to be drawn. As of December 31, 2009, we also had a $222.7 million cash and cash equivalents balance adding to our available liquidity.

The following table summarizes our available and outstanding facilities at December 31, 2009:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$409.1	$—
Receivables sale facility	—	112.8
Short-term debt	0.5	—

	$409.6	$112.8

Long-Term Debt

Our long-term debt matures over the period ranging from 2010 to 2015. Current maturities of long-term debt at December 31, 2009 were $19.9 million.

Guarantee and Agreement

We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., KeyBank National Association and National City Bank on June 6, 2006. Under this Guarantee and Agreement, we guarantee some treasury management and banking services provided to us and our subsidiaries, such as foreign currency forwards and bank overdrafts. This guarantee is secured by our inventories located in the United States.

Credit Facility

On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40 million. The credit agreement expires on March 20, 2011.

Borrowings under the credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. At December 31, 2009, we had outstanding borrowings under the credit facility of $40.0 million that is included in Long-term debt on the accompanying consolidated balance sheets. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties. As of December 31, 2009, we were in compliance with the covenants in the credit agreement.

Receivables Sale Facility

The receivables sale facility was amended in June 2007 to extend the maturity to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility. In July 2007, the receivables sale facility was amended to include up to $25.0 million of Canadian receivables, which increased the facility size to $200.0 million. The maximum proceeds that we may receive are limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for

26  POLYONE CORPORATION

issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $12.8 million was used at December 31, 2009.

The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less. As of December 31, 2009, the average excess availability under the facility was greater than $40.0 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.

Notes Receivable

Included in Other current assets as of December 31, 2009 is $8.1 million outstanding on a seller note receivable due to us from O’Sullivan Films, which purchased our engineered films business in February 2006. This note accrues interest at 7% and is due in full with accrued interest at maturity in December 2010.

Included in Other non-current assets as of December 31, 2009 is $23.5 million outstanding on a seller note receivable due from Excel Polymers LLC, which purchased our elastomers and performance additives business in August 2004. During 2009, we and Excel agreed to extend the maturity of the seller note to February 29, 2012. As a result of this extension, we were given a secured position in the assets of the business. This note accrues interest at 10% per annum and is due in full with accrued interest at maturity.

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

Of the capital resource facilities available to us as of December 31, 2009, the portion of the receivables that was actually sold under the receivables sale facility provided security for the transfer of ownership of these receivables. Each indenture governing our senior unsecured notes and debentures and our guarantee of $48.8 million of SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of SunBelt debt are not considered debt under the covenants associated with our senior unsecured notes and debentures.

Off-Balance Sheet Arrangements

Receivables sale facility

We sell a portion of our domestic accounts receivable to PolyOne Funding Corporation (PFC) and a portion of our Canadian accounts receivable to PolyOne Funding Canada Corporation (PFCC), both wholly-owned, bankruptcy-remote subsidiaries. At December 31, 2009, accounts receivable totaling $151.1 million were sold to PFC and PFCC. When PFC and PFCC sell an undivided interest in these accounts receivable to certain third-party investors, such amounts are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. At December 31, 2009, PFC and PFCC had not sold any of their undivided interests in accounts receivable. We believe that available funding under our receivables sale facility provides us increased flexibility to manage working capital requirements and is an important source of liquidity.

Guarantee of indebtedness of others

We guarantee $48.8 million of unconsolidated equity affiliate debt of SunBelt in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt guarantee matures in 2017.

Letters of credit

The receivables sale facility makes up to $40.0 million available for the issuance of standby letters of credit, $12.8 million of which was used at December 31, 2009. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims and interest rate swap agreements.

We have no other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2009:

	Payment Due by Period
		Less than			More than
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-term debt	$409.1	$19.9	$339.2	$—	$50.0
Operating leases	75.6	19.8	26.3	12.5	17.0
Standby letters of credit	12.8	12.8	—	—	—
Interest on long-term debt obligations(1)	88.8	32.2	45.5	7.5	3.6
Pension and post-retirement obligations(2)	237.6	25.4	80.9	72.4	58.9
Guarantees	48.8	6.1	12.2	12.2	18.3
Purchase obligations	19.6	10.2	7.0	1.7	0.7

Total	$892.3	$126.4	$511.1	$106.3	$148.5

27  POLYONE CORPORATION

(1)	Interest obligations are stated at the rate of interest that is defined by the debt instrument, assuming that the debt is paid at maturity.

(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans.

We expect to maintain existing levels of available capital resources and meet our cash requirements in 2010. Expected sources of cash in 2010 include cash from operations, additional borrowings under existing loan agreements that are not fully drawn if needed, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2010 include interest payments, cash taxes, contributions to our defined benefit pension plan, debt retirements, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be approximately $40 million in 2010, primarily to maintain manufacturing operations, support an SAP implementation in Asia and other strategic spending.

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

Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our receivables sale facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for both the short and long term.

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

28  POLYONE CORPORATION

29   POLYONE CORPORATION

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Pension and Other Post- retirement Plans
• We account for our defined benefit pension plans and other post- retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits.	• Included in our results of operations are significant amounts associated with our pension and post- retirement benefit plans that we measure using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, when making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions.

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

• To develop our expected return on plan assets, we consider our historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we consider the duration of the plan liabilities and give more weight to equity investments than to fixed-income securities.	• The weighted average discount rates used to value our pension and other post-retirement liabilities as of December 31, 2009 were 6.17% and 5.61%, respectively. As of December 31, 2009, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased accumulated other comprehensive income and the related pension and post-retirement liability by approximately $24.4 million.

• The weighted-average expected return on assets was 8.50% for 2009, 2008 and 2007. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 50 basis points as of December 31, 2009 would result in a change of approximately $1.6 million in net periodic benefit cost.
Goodwill and Intangible Assets
•     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in ASC 350, Intangibles — Goodwill and Other, and test goodwill for impairment at least annually, absent a triggering event that would warrant an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the first day of October of each year. The carrying value of goodwill at December 31, 2009 was $163.5 million.
• We have identified our reporting units at the operating segment level or in some cases one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.

•   We determine the fair value of our reporting units using a combination of two valuation methods; the income approach and the market approach.

•   The income approach requires us to make assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures.

• The market approach requires us to make assumptions and judgments to identify comparable publicly-traded companies, trailing twelve-month earnings before interest, taxes, depreciation and amortization (EBITDA) and projected EBITDA.	• If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

• Based on our 2009 annual impairment test, the fair value of each of our reporting units exceeded the corresponding carrying value by 14% to 82%.
• At December 31, 2009, our balance sheet reflected $33.2 million associated with the trade name acquired as part of the acquisition of GLS.	• We have estimated the fair value of the GLS tradename using a “relief from royalty payments” approach. This approach involves two steps (1) estimating reasonable royalty rate for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the tradename.	• If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived tradenames.

30   POLYONE CORPORATION

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

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

•   We recognize net tax benefits under the recognition and measurement criteria of ASC Topic 740, Income Taxes, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We record interest and penalties related to uncertain tax positions as a component of income tax expense.
	• The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2009 aggregating $132.9 million against such assets based on our current assessment of future operating results and these other factors.	• Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material.
Environmental Liabilities
• Based upon estimates prepared by our environmental engineers and consultants, we have $81.7 million accrued at December 31, 2009 to cover probable future environmental remediation expenditures.	• This accrual represents our best estimate of the remaining probable remediation costs based upon information and technology currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors; it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. Changes during the past five years have primarily resulted from an increase in the estimate of future remediation costs at existing sites and payments made each year for remediation costs that were already accrued.	• If further developments or resolution of these matters are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Share-Based Compensation
•     We have share-based compensation plans that include non-qualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (SARs). See Note 15, Share-Based Compensation, to the accompanying consolidated financial statements for a complete discussion of our stock-based compensation programs.
	• Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, future employee turnover rates and risk-free rate of return.	• We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine share- based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.
• We determine the fair value of our SARs granted in 2009 and 2007 based on a Monte Carlo simulation method. For SARs granted during 2008, the option pricing model used was the Black-Scholes method.
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

New Accounting Pronouncements —

Consolidation — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. A requirement of the new guidance is an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements are effective for our fiscal year beginning January 1, 2010. The adoption of this guidance will not materially affect our financial statements.

Subsequent Events — In May 2009, the FASB issued new guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for the date that was selected and is effective for interim and annual periods ending after June 15, 2009. Refer to Note 22, Subsequent Events.

Fair Value Measurements and Disclosures — In September 2006, the FASB issued new guidance regarding fair value measurements, which defines fair value, establishes the framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued further guidance that delayed the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of this new guidance on January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, did not materially affect our financial statements. See Note 19, Fair Value, for information on our assets and liabilities measured at fair value.

Business Combinations — In December 2007, the FASB issued new guidance that establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures of business combinations. The new guidance is effective for business combinations completed on or after January 1, 2009. The adoption of this new guidance did not materially impact our 2009 financial statements. Refer to Note 20, Business Combinations.

Derivatives and Hedging — In March 2008, the FASB issued new guidance that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This new guidance is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance on January 1, 2009 did not materially affect our financial statements. Refer to Note 18, Financial Instruments, for information on our derivatives and the required disclosures.

31  POLYONE CORPORATION

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

Interest rate exposure — We are subject to interest rate risk related to our floating rate debt. As of December 31, 2009, approximately 90% of the principal amount of our debt obligations were at fixed rates. Additionally, borrowings under the credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. There would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2009.

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.

Effective April 1, 2009, we changed the functional currency for our Canadian operations from the Canadian dollar to the U.S. dollar. Our sales in Canada are primarily denominated in U.S. dollars. Additionally, with the closure of our Niagara, Canada facility in the first quarter of 2009, the majority of our inventory is sourced from our U.S. operations. The change in functional currency is applied on a prospective basis. The U.S dollar translated amounts of nonmonetary assets and liabilities at March 31, 2009 became the historical accounting basis for those assets and liabilities at April 1, 2009. The change in functional currency in Canada did not have a material effect on our consolidated results of operations for 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Management’s Report	33
Reports of Independent Registered Public Accounting Firm	34
Consolidated Financial Statements:
Consolidated Statements of Operations	35
Consolidated Balance Sheets	36
Consolidated Statements of Cash Flows	37
Consolidated Statements of Shareholders’ Equity	38
Notes to Consolidated Financial Statements	39-61
EX-10.12
EX-10.51
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

32  POLYONE CORPORATION

MANAGEMENT’S REPORT

The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The financial statements and disclosures included in this Annual Report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2009.

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2009 and found them to be effective.

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

Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2009 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 62 of this Annual Report. This report concludes that internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ Stephen D. Newlin	/s/ Robert M. Patterson

Stephen D. Newlin	Robert M. Patterson
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 18, 2010

33  POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
PolyOne Corporation

We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation and subsidiaries as of December 31, 2009, and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PolyOne Corporation

We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/   ERNST & YOUNG LLP

Cleveland, Ohio
February 18, 2010

34  POLYONE CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007

Sales	$2,060.7	$2,738.7	$2,642.7
Cost of sales	1,720.2	2,442.1	2,381.7

Gross margin	340.5	296.6	261.0
Selling and administrative	272.3	287.1	254.8
Impairment of goodwill	5.0	170.0	—
Income from equity affiliates	35.2	31.2	27.7

Operating income (loss)	98.4	(129.3)	33.9
Interest expense, net	(34.3)	(37.2)	(46.9)
Premium on early extinguishment of long-term debt	—	—	(12.8)
Other expense, net	(9.6)	(4.6)	(6.6)

Income (loss) before income taxes	54.5	(171.1)	(32.4)
Income tax benefit (expense)	13.3	(101.8)	43.8

Net income (loss)	$67.8	$(272.9)	$11.4

Basic and diluted earnings (loss) per common share:	$0.73	$(2.94)	$0.12
Weighted-average shares used to compute earnings (loss) per common share:
Basic	92.4	92.7	92.8
Diluted	93.4	92.7	93.1
The accompanying notes to consolidated financial statements are an integral part of these statements.

35  POLYONE CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$222.7	$44.3
Accounts receivable (less allowance of $5.9 in 2009 and $6.7 in 2008)	274.4	262.1
Inventories	159.6	197.8
Deferred income tax assets	—	1.0
Other current assets	38.0	19.9

Total current assets	694.7	525.1
Property, net	392.4	432.0
Investment in equity affiliates and nonconsolidated subsidiary	5.8	20.5
Goodwill	163.5	163.9
Other intangible assets, net	71.7	69.1
Deferred income tax assets	8.1	0.5
Other non-current assets	55.7	66.6

Total assets	$1,391.9	$1,277.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$19.9	$19.8
Short-term debt	0.5	6.2
Accounts payable, including amounts payable to related party	238.3	160.0
Accrued expenses and other liabilities	117.0	118.2

Total current liabilities	375.7	304.2
Long-term debt	389.2	408.3
Post-retirement benefits other than pensions	21.8	80.9
Pension benefits	173.0	225.0
Other non-current liabilities	98.6	83.4
Commitments and contingencies (See Note 12)
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common stock, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2009 and 2008	1.2	1.2
Additional paid-in capital	1,065.5	1,065.0
Accumulated deficit	(253.6)	(321.4)
Common stock held in treasury, at cost, 29.7 shares in 2009 and 29.9 shares in 2008	(321.0)	(323.8)
Accumulated other comprehensive loss	(158.5)	(245.1)

Total shareholders’ equity	333.6	175.9

Total liabilities and shareholders’ equity	$1,391.9	$1,277.7

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

36  POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2009	2008	2007

Operating activities
Net income (loss)	$67.8	$(272.9)	$11.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64.8	68.0	57.4
Deferred income tax provision (benefit)	5.9	89.4	(57.1)
Premium on early extinguishment of long-term debt	—	—	12.8
Provision for doubtful accounts	3.3	6.0	1.9
Stock compensation expense	2.6	3.0	4.3
Impairment of goodwill	5.0	170.0	—
Asset write-downs and impairment charges, net of gain on sale of assets	3.7	3.6	3.3
Companies carried at equity and minority interest:
Income from equity affiliates and minority interest	(35.2)	(31.2)	(27.7)
Dividends and distributions received	36.5	32.9	37.6
Changes in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	1.3	60.8	(10.8)
Decrease in inventories	39.1	33.6	26.7
Increase (decrease) in accounts payable	76.3	(94.7)	17.8
(Decrease) increase in sale of accounts receivable	(14.2)	14.2	—
Decrease in accrued expenses and other	(27.2)	(10.2)	(10.4)

Net cash provided by operating activities	229.7	72.5	67.2
Investing activities
Capital expenditures	(31.7)	(42.5)	(43.4)
Investment in affiliated company	—	(1.1)	—
Business acquisitions and related deposits, net of cash acquired	(11.5)	(150.2)	(11.2)
Proceeds from sale of investment in equity affiliates and other assets	17.0	0.3	269.9

Net cash (used) provided by investing activities	(26.2)	(193.5)	215.3
Financing activities
Change in short-term debt	(5.7)	43.3	(0.2)
Issuance of long-term debt, net of debt issuance costs	—	77.8	—
Repayment of long-term debt	(20.0)	(25.3)	(264.1)
Purchase of common stock for treasury	—	(8.9)	—
Premium on early extinguishment of long-term debt	—	—	(12.8)
Proceeds from the exercise of stock options	—	1.1	1.2

Net cash (used) provided by financing activities	(25.7)	88.0	(275.9)
Effect of exchange rate changes on cash	0.6	(2.1)	6.6

Increase (decrease) in cash and cash equivalents	178.4	(35.1)	13.2
Cash and cash equivalents at beginning of year	44.3	79.4	66.2

Cash and cash equivalents at end of year	$222.7	$44.3	$79.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

37  POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

			Shareholders’ Equity
	Common Shares							Accumulated
		Common			Additional		Common	Other
(Dollars in millions, except per share data;	Common	Shares Held		Common	Paid-in	Accumulated	Stock Held	Comprehensive
shares in thousands)	Shares	in Treasury	Total	Stock	Capital	Deficit	in Treasury	Income (Loss)

Balance January 1, 2007	122,192	(29,384)	$581.7	$1.2	$1,065.7	$(59.9)	$(326.2)	$(99.1)
Comprehensive income:
Net income			11.4			11.4
Translation adjustment			28.3					28.3
Adjustments related to Pensions and Postemployment benefits:
Prior service credit recognized during year, net of tax of $1.9			(4.0)					(4.0)
Net actuarial gain occurring during year, net of tax benefit of $12.2			26.2					26.2

Total comprehensive income			61.9
Stock-based compensation and benefits and exercise of options		325	5.8		(0.7)		6.5	—

Balance December 31, 2007	122,192	(29,059)	649.4	1.2	1,065.0	(48.5)	(319.7)	(48.6)

Comprehensive (loss):
Net loss			(272.9)			(272.9)
Translation adjustment			(25.3)					(25.3)
Adjustments related to Pensions and Postemployment benefits:
Prior service credit recognized during year, net of tax of $0.0			(5.4)					(5.4)
Net actuarial loss occurring during year, net of tax of $0.2			(157.8)					(157.8)
Adjustment for plan amendment, net of tax of $0.0			(6.1)					(6.1)
Adjustment for supplemental executive retirement plan, net of tax of $0.0			(1.9)					(1.9)

Total comprehensive loss			(469.4)
Repurchase of common stock		(1,250)	(8.9)				(8.9)
Stock-based compensation and benefits and exercise of options		391	4.8				4.8

Balance December 31, 2008	122,192	(29,918)	175.9	1.2	1,065.0	(321.4)	(323.8)	(245.1)

Comprehensive income:
Net income			67.8			67.8
Translation adjustment			0.7					0.7
Adjustments related to Pensions and Postemployment benefits:
Net actuarial gain occurring during year, net of tax of $0.6			30.2					30.2
Net gain due to retiree plan amendments, net of tax of $0.0			18.5					18.5
Net gain due to			37.0					37.0
post-retirement healthcare plan amendments, net of tax of $0.0
Unrealized gain on available-for-sale securities			0.2					0.2

Total comprehensive income			154.4
Stock-based compensation and benefits and exercise of options		212	3.3		0.5		2.8

Balance December 31, 2009	122,192	(29,706)	$333.6	$1.2	$1,065.5	$(253.6)	$(321.0)	$(158.5)

The accompanying notes to financial statements are an integral part of these statements.

38  POLYONE CORPORATION

Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note 2 — GOODWILL AND INTANGIBLE ASSETS

Note 3 — EMPLOYEE SEPARATION AND PLANT PHASEOUT

Note 4 — FINANCIAL INFORMATION OF EQUITY AFFILIATES

Note 5 — FINANCING ARRANGEMENTS

Note 6 — LEASING ARRANGEMENTS

Note 7 — ACCOUNTS RECEIVABLE

Note 8 — INVENTORIES

Note 9 — PROPERTY

Note 10 — OTHER BALANCE SHEET LIABILITIES

Note 11 — EMPLOYEE BENEFIT PLANS

Note 12 — COMMITMENTS AND RELATED-PARTY INFORMATION

Note 13 — OTHER EXPENSE, NET

Note 14 — INCOME TAXES

Note 15 — SHARE-BASED COMPENSATION

Note 16 — SEGMENT INFORMATION

Note 17 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

Note 18 — FINANCIAL INSTRUMENTS

Note 19 — FAIR VALUE

Note 20 — BUSINESS COMBINATIONS

Note 21 — SHAREHOLDERS’ EQUITY

Note 22 — SUBSEQUENT EVENTS

Note 23 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Note 1 —	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PolyOne Corporation (PolyOne, Company, we, us or our) is a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty polyvinyl chloride (PVC) resins. We also have two equity investments: one in a manufacturer of caustic soda and chlorine and one in a formulator of polyurethane compounds. PolyOne was incorporated in the state of Ohio on August 31, 2000.

Our operations are located primarily in the United States, Europe, Canada, Asia and Mexico. Our operations are reported in six reportable segments: International Color and Engineered Materials; Specialty Engineered Materials; Specialty Color, Additives and Inks; Performance Products and Solutions; PolyOne Distribution; and Resin and Intermediates. See Note 16, Segment Information, for more information.

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

Effective April 1, 2009, we changed the functional currency for our Canadian operations from the Canadian dollar to the U.S. dollar. Our sales in Canada are primarily denominated in U.S. dollars. Additionally, with the closure of our Niagara, Canada facility in the first quarter of 2009, the majority of our inventory is sourced from our U.S. operations. The change in functional currency is applied on a prospective basis. The U.S dollar translated amounts of nonmonetary assets and liabilities at March 31, 2009 became the historical accounting basis for those assets and liabilities at April 1, 2009.

39  POLYONE CORPORATION

The change in functional currency in Canada did not have a material effect on our consolidated results of operations for 2009.

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

We evaluate the collectability of trade receivables based on a combination of factors. We regularly analyze significant customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position, we record a specific allowance for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record bad debt allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. In estimating the allowances, we take into consideration the existence of credit insurance. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be adjusted further.

Inventories

Inventories are stated at the lower of cost or market. Approximately 76% and 66% of our inventories as of December 31, 2009 and 2008, respectively, are valued using the first-in, first-out (FIFO) cost method. Inventories not valued by the FIFO method are valued using the last-in, first-out (LIFO) or average cost method.

Property and Depreciation

Property, plant and equipment is carried at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful life of the assets, which ranges from 3 to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding 10 years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We expense repair and maintenance costs as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress.

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

We account for operating leases under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 840, Leases.

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinite-lived intangible assets are tested for impairment at the reporting unit level. Our reporting units have been identified at the operating segment level or in some cases one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.

Our annual measurement date for testing impairment of goodwill and other indefinite-lived intangibles is October 1st. We completed our testing of impairment on October 1, 2009, noting no impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2010. Refer to Note 19, Fair Value, for further discussion of our approach for assessing fair value of goodwill.

Notes Receivable

As of December 31, 2009, included in Other current assets is $8.1 million outstanding on a seller note receivable from O’Sullivan Films, which purchased our engineered films business in February 2006. This note accrues interest at 7% and is due in full with accrued interest at maturity in December 2010.

40  POLYONE CORPORATION

As of December 31, 2009, included in Other non-current assets is $23.5 million outstanding on a seller note receivable due from Excel Polymers LLC (Excel), which purchased our elastomers and performance additives business in August 2004. During 2009, the Company and Excel agreed to extend the maturity of the seller note to February 29, 2012. As a result of this extension, we were given a secured position in the assets of the business. This note accrues interest at 10% per annum and is due in full with accrued interest at maturity.

Litigation Reserves

FASB ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We record expense associated with professional fees related to litigation claims and assessments as incurred.

Derivative Financial Instruments

FASB ASC Topic 815, Derivative and Hedging, requires that all derivative financial instruments, such as foreign exchange contracts and interest rate swap agreements, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them.

We are exposed to foreign currency changes and interest rate fluctuations in the normal course of business. We have established policies and procedures that manage these exposures through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation.

We enter into intercompany lending transactions denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement over the term of the loans. To mitigate this risk, we enter into foreign exchange contracts with major financial institutions. These contracts are not treated as hedges and, as a result, are adjusted to fair value, with the resulting gains and losses recognized as other income or expense in the accompanying consolidated statements of operations. Realized and unrealized gains and losses on these contracts offset the foreign exchange gains and losses on the underlying transactions. Our forward contracts have original maturities of one year or less. See Note 18, Financial Instruments, for more information.

During 2008 and 2007, we used interest rate swap agreements that modified the exposure to interest rate risk by converting fixed-rate debt to a floating rate. These interest rate swaps qualified as fair value hedges in accordance with FASB ASC Topic 815. The interest rate swap and instrument being hedged were adjusted to fair value in the balance sheet, with the corresponding change recognized in the statement of operations. As of and for the year ended December 31, 2009, there were no open interest rate swaps. See Note 5, Financing Arrangements, for more information.

Pension and Other Post-retirement Plans

We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. This standard requires us to (1) recognize the funded status of the benefit plans in our statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31, 2009 and 2008 are as follows:

(In millions)	2009	2008

Foreign currency translation adjustments	$(4.3)	$(5.0)
Unrecognized losses, transition obligation and prior service costs	(154.4)	(240.1)
Unrealized gain in available-for-sale securities	0.2	—

	$(158.5)	$(245.1)

Fair Value of Financial Instruments

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. See Note 18, Financial Instruments, for further discussion.

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

Revenue Recognition

We recognize revenue when the revenue is realized or realizable, and has been earned. We recognize revenue when a firm sales agreement is in place, shipment has occurred and collectability of the fixed or determinable sales price is reasonably assured.

41  POLYONE CORPORATION

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Research and Development Expense

Research and development costs, which were $22.9 million in 2009, $26.5 million in 2008 and $21.6 million in 2007, are charged to expense as incurred.

Environmental Costs

We expense costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the cost can be reasonably estimated.

Equity Affiliates

We account for our investments in equity affiliates under FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. We recognize our proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of our investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred and reduce the amount of future earnings of the equity investee recognized by PolyOne. As of December 31, 2009 and 2008, there were no deferred losses related to equity investees.

We recognize impairment losses in the value of investments that we judge to be other than temporary. See Note 4, Financial Information of Equity Affiliates, for more information.

Share-Based Compensation

We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated statements of operations. As of December 31, 2009, we had one active share-based employee compensation plan, which is described more fully in Note 15, Share-Based Compensation.

Income Taxes

Deferred tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. In accordance with FASB ASC Topic 740, Income Taxes, we evaluate our deferred income taxes to determine whether a valuation allowance should be established against the deferred tax assets or whether the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard.

New Accounting Pronouncements

Consolidation — In June 2009, the FASB issued new guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. A requirement of the new guidance is an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements are effective for fiscal years beginning after November 15, 2009 and are effective for us on January 1, 2010. The adoption of this guidance will not materially affect our financial statements.

Subsequent Events — In May 2009, the FASB issued new guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for the date that was selected and is effective for interim and annual periods ending after June 15, 2009. Refer to Note 22, Subsequent Events.

Fair Value Measurements and Disclosures — In September 2006, the FASB issued new guidance regarding fair value measurements, which defines fair value, establishes the framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued further guidance that delayed the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of this new guidance on January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, did not have a material impact on our financial statements. See Note 19, Fair Value, for information on our assets and liabilities measured at fair value.

Business Combinations — In December 2007, the FASB issued new guidance that establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures of business combinations. The new guidance is effective for business combinations completed on or after January 1, 2009. The adoption of this new guidance did not materially impact our 2009 financial statements. Refer to Note 20, Business Combinations.

Derivatives and Hedging — In March 2008, the FASB issued new guidance that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in

42  POLYONE CORPORATION

derivative agreements. This new guidance is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance on January 1, 2009 did not materially impact our financial statements. See Note 18, Financial Instruments, for information on our derivatives and the required disclosures.

Note 2 —	GOODWILL AND INTANGIBLE ASSETS

The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill. Based on a preliminary purchase price allocation, the acquisition of New England Urethane, Inc (NEU) resulted in the addition of $4.5 million of goodwill and $5.9 million in identifiable intangibles during the year ended December 31, 2009. Additionally, in 2008 the acquisition of GLS resulted in the addition of $44.1 million of goodwill and $65.7 million in identifiable intangibles. See Note 20, Business Combination, for more information on the NEU and GLS acquisitions. The following table details the changes in the carrying amount of goodwill:

(In millions)	2009	2008

Balance at beginning of the year	$163.9	$288.8
Acquisition of businesses	4.5	45.2
Impairment	(5.0)	(170.0)
Translation and other adjustments	0.1	(0.1)

Balance at end of year	$163.5	$163.9

Goodwill as of December 31, 2009 and 2008, by operating segment, was as follows:

	December 31,	December 31,
(In millions)	2009	2008

International Color and Engineered Materials	$72.1	$72.0
Specialty Engineered Materials	48.6	44.1
Specialty Color, Additives and Inks	33.8	33.8
Performance Products and Solutions	7.4	12.4
PolyOne Distribution	1.6	1.6

Total	$163.5	$163.9

FASB ASC Topic 350 requires that our annual, and any interim, impairment assessment be performed at the reporting unit level. At October 1, 2009, five of our reporting units had goodwill: Geon Compounds; International Color and Engineered Materials; GLS; Specialty Inks and Polymer Systems; and PolyOne Distribution. These five reporting units were tested for impairment as of October 1, 2009, and no indicators of potential impairment were noted.

During the fourth quarter of 2008, indicators of potential impairment caused us to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization; a decline in recent operating results and a decline in our business outlook primarily due to the macroeconomic environment. We completed step one of the impairment analysis and concluded that, as of December 31, 2008, the fair value of two of our reporting units was below their respective carrying values, including goodwill. The two reporting units that showed potential impairment were Geon Compounds and Specialty Coatings (reporting units within Performance Products and Solutions). As such, step two of the impairment test was initiated; however, due to its time consuming nature, the step-two analysis had not been completed as of the filing date of our 2008 annual report on Form 10-K for the year ended December 31, 2008. We recorded an estimated non-cash goodwill impairment charge of $170.0 million as of December 31, 2008. Upon completion of the analysis in the first quarter of 2009, we revised our estimate of goodwill impairment as of December 31, 2008 to $175.0 million, of which $147.8 million and $27.2 million relates to the Geon Compounds and Specialty Coatings reporting units, respectively. Adjustments of $12.4 million and ($7.4) million related to the goodwill impairment charge for Specialty Coatings and Geon Compounds, respectively, were recorded in the first quarter of 2009 on the line Impairment of goodwill in the accompanying Consolidated Statements of Operations and is reflected on the line Corporate and eliminations in Note 16, Segment Information.

At December 31, 2009, PolyOne had $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name acquired as part of the GLS acquisition. This indefinite-lived intangible asset was tested for impairment as of October 1, 2009, and no impairment adjustments were determined to be required.

Information regarding PolyOne’s finite-lived other intangible assets follows:

	As of December 31, 2009
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$42.2	$(11.7)	$—	$30.5
Sales contract	11.4	(10.4)	—	1.0
Patents, technology and other	9.5	(3.7)	1.2	7.0

Total	$63.1	$(25.8)	$1.2	$38.5

	As of December 31, 2008
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$37.0	$(9.2)	$—	$27.8
Sales contract	11.4	(10.2)	—	1.2
Patents, technology and other	8.8	(3.2)	1.3	6.9

Total	$57.2	$(22.6)	$1.3	$35.9

Amortization of other finite-lived intangible assets for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $3.3 million and $2.1 million, respectively. As of December 31, 2009, we expect amortization expense on other finite-lived intangibles for the next five years as follows: 2010 — $3.7 million; 2011 — $3.5 million; 2012 — $3.1 million; 2013 — $3.1 million; and 2014 — $3.0 million.

43  POLYONE CORPORATION

Note 3 —	EMPLOYEE SEPARATION AND PLANT PHASEOUT

Management has undertaken certain restructuring initiatives to reduce costs and, as a result, we have incurred employee separation and plant phaseout costs.

Employee separation costs include one-time termination benefits including salary continuation benefits, medical coverage and outplacement assistance and are based on a formula that takes into account each individual employee’s base compensation and length of service. Employee separation costs also include on-going postemployment benefits accounted for under FASB ASC Topic 712, Compensation — Nonretirement Postemployment Benefits, which are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Employee separation and plant phaseout costs associated with continuing operations are reflected on the line Corporate and eliminations in Note 16, Segment Information. A summary of total employee separation and plant phaseout costs, including where the charges are recorded in the accompanying consolidated statements of operations, follows:

(In millions)	2009	2008	2007

Cost of sales	$24.4	$29.3	$1.4
Selling and administrative	2.8	10.4	0.8

Total employee separation and plant phaseout	$27.2	$39.7	$2.2

Included in employee separation and plant phaseout costs shown in the preceding table were charges of $7.4 million, included in Cost of sales, and $1.2 million, included in Selling and administrative, for accelerated depreciation on assets related to the 2009 restructuring initiatives discussed below. Cash payments for employee separation and plant phaseout costs during 2009, 2008 and 2007 were $32.1 million, $5.5 million and $1.5 million, respectively.

In July 2008, we announced the restructuring of certain manufacturing assets, including the closure of seven production facilities in North America and one in the United Kingdom. In January 2009, we announced further cost saving measures that included eliminating approximately 370 positions worldwide, implementing reduced work schedules for another 100 to 300 employees, closing our Niagara, Ontario facility and idling certain other capacity. We recognized charges of $26.9 million and $38.3 million in 2009 and 2008, respectively, related to these actions. We do not expect to incur significant additional expenses associated with these activities.

The following table details the charges and changes to the reserves associated with these initiatives for the year ended December 31, 2009:

	Employee	Plant Phaseout Costs
	Separation	Cash	Asset
(Dollars in millions, except employee numbers)	Costs	Closure	Write-downs	Total

Balance at January 1, 2008	$—	$—	$—	$—
Charge	26.1	2.2	10.0	38.3
Utilized	(2.4)	(1.5)	(10.0)	(13.9)

Balance at December 31, 2008	$23.7	$0.7	$—	$24.4
Charge	3.0	8.4	15.5	26.9
Utilized	(23.8)	(7.5)	(15.5)	(46.8)
Impact of foreign currency translation	0.1	0.1	—	0.2

Balance at December 31, 2009	$3.0	$1.7	$—	$4.7

In addition to the above, during 2009 and 2008, we incurred $0.3 million and $1.1 million, respectively, of expense related to executive severance agreements, which was included in Selling and administrative in the accompanying consolidated statements of operations. In 2009 and 2008, we paid $0.8 million and $1.0 million, respectively, related to executive severance agreements. Our liability for unpaid executive severance costs was $0.6 million at December 31, 2009 and will be paid over the next 12 months.

Note 4 —	FINANCIAL INFORMATION OF EQUITY AFFILIATES

SunBelt Chlor-Alkali Partnership (SunBelt) is the most significant of our equity investments and is reported in the Resin and Intermediates segment. PolyOne owns 50% of SunBelt. The remaining 50% of SunBelt is owned by Olin SunBelt Inc., a wholly owned subsidiary of the Olin Corporation.

Summarized financial information for SunBelt follows:

(In millions)	2009	2008	2007

SunBelt:
Net sales	$167.4	$173.0	$180.6
Operating income	$67.6	$73.6	$91.3
Partnership income as reported by SunBelt	$59.4	$65.1	$82.0
PolyOne’s ownership of SunBelt	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$29.7	$32.5	$41.0

Summarized balance sheet as of December 31:	2009	2008

Current assets	$16.1	$22.4
Non-current assets	94.1	107.7

Total assets	110.2	130.1

Current liabilities	21.4	19.7
Non-current liabilities	85.3	97.5

Total liabilities	106.7	117.2

Partnership interest	$3.5	$12.9

44  POLYONE CORPORATION

OxyVinyls, a former 24% owned affiliate, purchases chlorine from SunBelt under an agreement that expires in 2094. The agreement requires OxyVinyls to purchase all of the chlorine that is produced by SunBelt up to a maximum of 250,000 tons per year at market price, less a discount. OxyVinyls’ chlorine purchases from SunBelt were $33.9 million in 2007 through its disposition date of July 6, 2007.

On July 6, 2007, we sold our 24% interest in OxyVinyls, a manufacturer and marketer of PVC resins, for cash proceeds of $261 million.

The following table presents OxyVinyls’ summarized financial results for the periods indicated:

Six Months Ended
(In millions)	June 30, 2007

OxyVinyls:
Net sales	$1,107.4
Operating income	$11.6
Partnership (loss) as reported by OxyVinyls	$(2.0)
PolyOne’s ownership of OxyVinyls	24%

PolyOne’s proportionate share of OxyVinyls’ (loss)	(0.5)
Amortization of the difference between PolyOne’s investment and its underlying share of OxyVinyls’ equity	0.3

(Loss) of equity affiliate recorded by PolyOne	$(0.2)

We recorded an impairment of $14.8 million on our OxyVinyls investment during 2007 due to an other than temporary decline in value. It is included in Income from equity affiliates in the accompanying consolidated statements of operations. The impairment is not reflected in the equity affiliate earnings above because it is excluded as a measure of segment operating income or loss that is reported to and reviewed by the chief operating decision maker (See Note 16, Segment Information).

Our other investments in equity affiliates include the BayOne Urethane Systems, L.L.C (BayOne) equity affiliate (owned 50%), which is included in the Specialty Color, Additives and Inks operating segment, and the Altona Properties equity affiliate (owned 37.4%), which is included in the Resin and Intermediates operating segment.

Combined summarized financial information for these equity affiliates follows:

(In millions)	2009	2008

Net sales	$77.9	$112.2
Operating income	6.2	7.7
Partnership income as reported by other equity affiliates	5.4	6.6
Equity affiliate earnings recorded by PolyOne	2.7	3.3

Summarized balance sheet as of December 31:	2009	2008

Current assets	$7.1	$31.4
Non-current assets	4.2	12.3

Total assets	$11.3	$43.7

Current liabilities	$8.8	$24.6
Non-current liabilities	—	1.6

Total liabilities	$8.8	$26.2

On October 13, 2009, we sold our interest in Geon Polimeros Andinos (GPA), previously a 50% owned equity affiliate and part of the Performance Products and Solutions operating segment. We received cash proceeds of $13.5 million and recorded a pre-tax gain of $2.8 million in the fourth quarter 2009 results of operations.

Note 5 —	FINANCING ARRANGEMENTS

Short-term debt — At December 31, 2009 and 2008, $0.5 million and $6.2 million, respectively, of short-term notes issued by certain of our European subsidiaries were outstanding. This short-term debt has maturities of less than one year, is renewable with the consent of both parties, and is prepayable.

The weighted-average interest rate on total short-term borrowings was 3.1% at December 31, 2009 and 4.4% at December 31, 2008.

Long-term debt — Long-term debt as of December 31 consisted of the following:

	December 31,	December 31,
(Dollars in millions)	2009(1)	2008(1)

8.875% senior notes due 2012	$279.5	$279.2
7.500% debentures due 2015	50.0	50.0
Medium-term notes:
6.91% medium-term notes due 2009	—	19.8
6.52% medium-term notes due 2010	19.9	19.6
6.58% medium-term notes due 2011	19.7	19.5
Credit facility borrowings, facility expires 2011	40.0	40.0

Total long-term debt	$409.1	$428.1
Less current portion	19.9	19.8

Total long-term debt, net of current portion	$389.2	$408.3

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.

Aggregate maturities of long-term debt for the next five years are: 2010 — $19.9 million; 2011 — $59.7 million; 2012 — $279.5 million; 2013 — $0.0 million; 2014 — $0.0 million; and thereafter — $50.0 million.

During April 2008, we sold an additional $80.0 million aggregate principal amount of 8.875% senior notes due 2012. Net proceeds from the offering were used to reduce the amount of receivables previously sold under the receivables sale facility.

On January 3, 2008, we entered into a credit facility with Citicorp USA, Inc., as administrative agent and as issuing bank,

45  POLYONE CORPORATION

and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011. Borrowings under the credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%.

During 2007, we repurchased $241.4 million aggregate principal amounts of our 10.625% senior notes at a premium of $12.8 million. The premium is shown as a separate line item in the accompanying consolidated statements of operations. Unamortized deferred note issuance costs of $2.8 million were charged to expense due to this repurchase and are included in Interest expense, net in the accompanying consolidated statements of operations in 2007. Also, during each of the years ended December 31, 2009, 2008 and 2007, $20.0 million of aggregate principal amount of our medium-term notes became due and were paid.

Included in Interest expense, net for the years ended December 31, 2009, 2008 and 2007 was interest income of $3.2 million, $3.4 million, and $4.5 million. Total interest paid on long-term and short-term borrowings was $35.1 million in 2009, $37.1 million in 2008 and $45.7 million in 2007.

As of December 31, 2009, our secured borrowings were not at levels that would trigger the security provisions of the indentures governing our senior notes and debentures and our guarantee of the SunBelt notes. See Note 12, Commitments and Related-Party Information.

We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., KeyBank National Association and National City Bank on June 6, 2006. Under this Guarantee and Agreement, we guarantee some treasury management and banking services provided to us and our subsidiaries, such as foreign currency forwards and bank overdrafts. This guarantee is secured by our inventories located in the United States.

We are exposed to market risk from changes in interest rates on our debt obligations. In prior years we entered into interest rate swap agreements that modified our exposure to interest rate risk by converting fixed-rate obligations to floating rates or floating rate obligations to fixed rates. As of December 31, 2009, there were no open interest rate swap agreements. The following table shows the interest rate impact of the swap agreements during 2008 and 2007:

	Effective	Effective
	Interest Rate	Interest Rate
	during 2008	during 2007

$40.0 million of borrowings under credit facility with an interest rate of 6.65%	8.4%	—
$60.0 million of medium-term notes with a weighted-average interest rate of 6.67%	7.1%	—
$80.0 million of medium-term notes with a weighted-average interest rate of 6.76%	—	9.5%

Note 6 —	LEASING ARRANGEMENTS

We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $20.6 million in 2009, $24.0 million in 2008 and $22.4 million in 2007.

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2009 were as follows: 2010 — $19.8 million; 2011 — $15.2 million; 2012 — $11.1 million; 2013 — $6.9 million; 2014 — $5.6 million; and thereafter — $17.0 million.

Note 7	— ACCOUNTS RECEIVABLE

Accounts receivable as of December 31 consist of the following:

(In millions)	2009	2008

Trade accounts receivable	$129.2	$141.6
Retained interest in securitized accounts receivable	151.1	127.2
Allowance for doubtful accounts	(5.9)	(6.7)

	$274.4	$262.1

The following table details the changes in allowance for doubtful accounts:

(In millions)	2009	2008	2007

Balance at beginning of the year	$(6.7)	$(4.8)	$(5.9)
Provision for doubtful accounts	(3.3)	(6.0)	(1.9)
Accounts written off	4.0	4.2	3.3
Translation and other adjustments	0.1	(0.1)	(0.3)

Balance at end of year	$(5.9)	$(6.7)	$(4.8)

Sale of Accounts Receivable — Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly-owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. The receivables sale facility was amended in June 2007 to extend the maturity of the facility to June 2012 and to, among other things, modify certain financial covenants and reduce the cost of utilizing the facility.

As of December 31, 2009 and 2008, accounts receivable totaling $151.1 million and $141.4 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of December 31, 2009, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable. As of December 31, 2008, PFC and PFCC had sold $14.2 million of their undivided interests in accounts receivable.

We retain an interest in the difference between the amount of trade receivables sold by us to PFC and PFCC and the undivided interest sold by PFC and PFCC as of December 31, 2009 and 2008. As a result, the interest retained by us is $151.1 million and

46  POLYONE CORPORATION

$127.2 million and is included in accounts receivable on the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.

The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million limit under the facility, of which $12.8 million was used at December 31, 2009. The level of availability under the receivables sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of December 31, 2009, we were in compliance with these covenants. As of December 31, 2009, $112.8 million was available for sale.

We also service the underlying accounts receivable and receive a service fee of 1% per annum on the average daily amount of the outstanding interests in our receivables. The net discount and other costs of the receivables sale facility are included in Other expense, net in the accompanying consolidated statements of operations.

Note 8 —	INVENTORIES

Components of Inventories are as follows:

	December 31,	December 31,
(In millions)	2009	2008

At FIFO or average cost, which approximates current cost:
Finished products	$107.6	$127.4
Work in process	2.4	2.1
Raw materials and supplies	72.9	109.9

	182.9	239.4
Reserve to reduce certain inventories to LIFO cost basis	(23.3)	(41.6)

	$159.6	$197.8

During 2009 and 2008, reductions in LIFO inventory layers resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of LIFO liquidations on Cost of sales in 2009 and 2008 was a decrease of $15.8 million and $7.5 million, respectively.

Note 9 —	PROPERTY

Components of Property, net are as follows:

	December 31,	December 31,
(In millions)	2009	2008

Land and land improvements	$40.7	$40.7
Buildings	277.0	278.6
Machinery and equipment	916.5	912.0

	1,234.2	1,231.3
Less accumulated depreciation and amortization	(841.8)	(799.3)

	$392.4	$432.0

Depreciation expense was $61.5 million in 2009, $64.7 million in 2008 and $55.3 million in 2007. During 2009 and 2008, we recorded $8.6 million and $6.9 million, respectively, of accelerated depreciation related to the restructuring of certain manufacturing assets, respectively.

Note 10 —	OTHER LIABILITIES

Other liabilities at December 31, 2009 and 2008 consist of the following:

	Accrued Expenses		Non-current Liabilities
	December 31,		December 31,
(In millions)	2009	2008	2009	2008

Employment costs	$68.8	$48.1	$22.0	$10.2
Environmental	10.2	14.1	71.5	71.5
Taxes	7.8	5.0	—	—
Post-retirement benefits	4.6	10.1	—	—
Interest	5.2	4.8	—	—
Pension	4.6	4.6	—	—
Employee separation and plant phaseout	5.3	25.5	—	—
Insurance accruals	0.4	0.3	0.8	0.2
Deferred tax liabilities	0.5	—	3.8	—
Other	9.6	5.7	0.5	1.5

	$117.0	$118.2	$98.6	$83.4

Note 11 —	EMPLOYEE BENEFIT PLANS

We have several pension plans; however, as of December 31, 2009, only certain foreign plans accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service. All U.S. defined benefit pension plans are frozen from accruing benefits and are closed to new participants.

On January 15, 2009, we adopted amendments to the Geon Pension Plan (Geon Plan), the Benefit Restoration Plan (BRP), the voluntary retirement savings plan (RSP) and the Supplemental Retirement Benefit Plan (SRP). Effective March 20, 2009, the amendments to the Geon Plan and the BRP permanently froze future benefit accruals and provide that participants will not receive credit under the Geon Plan or the BRP for any eligible earnings paid on or after that date. Additionally, certain benefits provided under the RSP and SRP were eliminated after March 20, 2009. These actions resulted in a reduction of our 2009 annual benefit expense of $3.7 million and are expected to reduce our future pension fund contribution requirements by approximately $20 million.

We also sponsor several unfunded defined benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. On September 1, 2009, we adopted changes to our U.S. postretirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, will be discontinued, and benefits will be phased out through December 31, 2012. Only certain

47  POLYONE CORPORATION

employees hired prior to December 31, 1999 are eligible to participate in our subsidized post-retirement health care and life insurance plans. These amendments resulted in a curtailment gain of $21.1 million in our 2009 results and decreased the accumulated pension benefit obligation by $58.1 million.

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2009	2008	2009	2008

Change in benefit obligation:
Projected benefit obligation — beginning of year	$501.2	$487.1	$91.0	$91.5
Service cost	1.4	1.3	0.1	0.3
Interest cost	30.7	32.4	4.1	5.5
Participant contributions	0.1	—	5.9	6.0
Benefits paid	(38.9)	(37.0)	(10.9)	(12.1)
Plan amendments/settlements	(18.0)	2.2	(58.1)	6.1
Change in discount rate and other	22.2	15.2	(5.5)	(6.3)

Projected benefit obligation — end of year	$498.7	$501.2	$26.6	$91.0
Projected salary increases	2.1	19.9	—	—

Accumulated benefit obligation	$496.6	$481.3	$26.6	$91.0

Change in plan assets:
Plan assets — beginning of year	$271.9	$401.3	$—	$—
Actual return on plan assets	63.7	(120.8)	—	—
Company contributions	23.5	29.8	5.0	6.1
Plan participants’ contributions	0.1	—	5.9	6.0
Benefits paid	(38.9)	(37.0)	(10.9)	(12.1)
Other	0.3	(1.4)	—	—

Plan assets — end of year	$320.6	$271.9	$—	$—

Under-funded status at end of year	$(178.1)	$(229.3)	$(26.6)	$(91.0)

Plan assets of $320.6 million and $271.9 million as of December 31, 2009 and 2008, respectively, relate to our funded pension plans that have a projected benefit obligation of $455.4 million and $458.1 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, we are 70% and 59% funded, respectively, in regards to these plans and their respective projected benefit obligation.

Amounts included in the accompanying consolidated balance sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2009	2008	2009	2008

Other non-current assets	$0.3	$0.3	$—	$—
Current liabilities	5.0	4.6	4.6	10.1
Long-term liabilities	173.4	225.0	22.0	80.9

Amounts recognized in AOCI:

	Pension Benefits		Health Care Benefits
(In millions)	2009	2008	2009	2008

Net loss	$229.0	$279.4	$8.9	$15.7
Prior service loss (credit)	1.2	1.2	(52.3)	(24.4)

	$230.2	$280.6	$(43.4)	$(8.7)

48  POLYONE CORPORATION

Change in AOCI:

	Pension Benefits		Health Care Benefits
(In millions)	2009	2008	2009	2008

AOCI in prior year	$280.6	$114.8	$(8.7)	$(13.8)
Prior service (cost) credit recognized during year	(0.5)	(0.2)	30.3	5.5
Prior service (cost) credit occurring in the year	0.5	1.9	(58.1)	6.1
Net loss (gain) recognized during the year	(12.0)	(7.7)	(0.6)	(1.1)
Net (gain) loss occurring in the year	(38.5)	172.1	(6.4)	(4.8)
Other adjustments	0.1	(0.3)	0.1	(0.6)

AOCI in current year	$230.2	$280.6	$(43.4)	$(8.7)

As of December 31, 2009 and 2008, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2009	2008	2009	2008

Projected benefit obligation	$497.9	$499.6	$26.6	$91.0
Accumulated benefit obligation	495.9	480.2	26.6	91.0
Fair value of plan assets	319.6	270.4	—	—

	Pension Benefits		Health Care Benefits
	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.17%	6.62%	5.61%	6.65%
Rate of compensation increase	3.5%	3.5%	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	9.25%	9.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2016	2015

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on post-retirement benefit obligation	1.2	(1.1)

An expected return on plan assets of 8.5% will be used to determine the 2010 pension expense. The expected long-term rate of return on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns.

The following table summarizes the components of net period benefit cost that was recognized during each of the years in the three-year period ended December 31, 2009. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(In millions)	2009	2008	2007	2009	2008	2007

Components of net periodic benefit costs:
Service cost	$1.4	$1.3	$1.1	$0.1	$0.3	$0.4
Interest cost	30.7	32.4	30.1	4.1	5.5	5.2
Expected return on plan assets	(21.8)	(33.4)	(31.8)	—	—	—
Amortization of net loss	12.1	7.5	9.6	0.6	1.2	1.7
Curtailment (gain) loss and settlement charges	(0.8)	0.5	0.3	(21.1)	—	—
Amortization of prior service credit (cost)	0.8	0.2	(0.1)	(9.1)	(5.6)	(5.8)

	$22.4	$8.5	$9.2	$(25.4)	$1.4	$1.5

49  POLYONE CORPORATION

	Pension Benefits			Health Care Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.61%	6.78%	6.07%	6.50%	6.61%	6.02%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	9.25%	9.25%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.00%	5.25%
Year that the rate reaches the ultimate trend rate	—	—	—	2015	2015	2013

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal year 2010 are as follows:

(In millions)	Pension Benefits	Health Care Benefits

Amount of net prior service credit	$0.8	$(17.4)
Amount of net loss	9.3	0.7

Our pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. Our portfolio asset mix also considers the duration of plan liabilities, historical and expected returns of the asset investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. As the funded status of the plan increases, the asset allocation is adjusted to decrease the level of risk. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 40% to 75% in equity securities, 15% to 45% in fixed income securities and 10% to 30% in alternative investments. These alternative investments may include funds of multiple asset investment strategies and funds of hedge funds.

Details of the pension plan assets as of December 31, 2009 and 2008 are listed below. The fair value of the plan assets are presented using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market and are based on the following:

Level 1 — quoted prices in active markets for identical instruments and are the most observable

Level 2 — other significant observable inputs including quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves

Level 3 — significant unobservable inputs (including the fund’s own judgments about the assumptions market participants would use in pricing the investment)

	Fair Value of Plan Assets at December 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total

Asset category
Cash	$14.4	$—	$—	$14.4
Large cap equity funds	38.9	—	—	38.9
Mid cap equity funds	32.4	—	—	32.4
Small cap equity funds	28.4	—	—	28.4
Global equity funds	109.8	—	—	109.8
Fixed income funds	48.3	—	—	48.3
Multi-asset mutual fund	22.2	—	—	22.2
Floating rate income fund	11.0	—	—	11.0
Fund of hedge funds	—	—	15.2	15.2

Total plan assets	$305.4	$—	$15.2	$320.6

Large cap equity funds invest in publicly-traded equity securities of companies with a market capitalization typically in excess of $10 billion with a focus on growth or value. Mid cap equity funds invest in publicly-traded equity securities of companies with a market capitalization typically greater than $2 billion but less than $10 billion with a focus on growth or value. Small cap equity funds invest in publicly-traded equity securities of companies with a market capitalization typically less than $2 billion with a focus on growth or value. Global equity funds invest in publicly-traded equity securities of companies domiciled in the U.S., developed international countries, and emerging markets typically with a market capitalization greater than $2 billion with a focus on growth or value. Fixed income funds invest primarily in investment grade fixed income securities. The multi-asset mutual fund strategy is based on a diverse range of investments including, but not limited to, investment grade and high yield bonds, international and emerging market bonds, inflation-indexed bonds, equities and commodities. The floating rate income fund strategy is to invest primarily in a diversified portfolio of first and second lien high-yield senior floating rate loans and other floating rate debt securities.

Included in our Level 3 assets are investments in funds of hedge funds. The strategy of these investments is to achieve a return in excess of LIBOR by a margin of five hundred basis points annualized over a full market cycle by investing in 25 or more sub-hedge funds with a wide variety of different investment strategies. These investment funds use unobservable inputs that reflect assumptions market participants would be expected to use in

50  POLYONE CORPORATION

pricing the asset. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available and are developed based on the best information available under the circumstances. In developing unobservable inputs, market participant assumptions are used if they are reasonably available without undue cost and effort. Due to liquidity restrictions related to these investments, the plan redeemed one of the fund of hedge funds investments in 2009, and the remaining fund of hedge funds investment has been scheduled to be redeemed in 2010.

The following table is a reconciliation of our beginning and ending balances of our Level 3 assets for 2009:

(In millions)

Level 3 plan assets — beginning of year	$37.0
Return on plan assets still held at year end	3.1
Return on plan assets sold during the year	(0.3)
Purchases, sales and settlements, net	(24.6)

Level 3 plan assets — end of year	15.2

The estimated future benefit payments for our pension and health care plans are as follows:

			Medicare
	Pension	Health Care	Part D
(In millions)	Benefits	Benefits	Subsidy

2010	$37.6	$4.6	$0.2
2011	38.1	3.6	0.2
2012	37.8	2.9	0.1
2013	38.0	2.2	0.1
2014	38.2	2.1	0.1
2015 through 2019	195.1	9.1	0.6

We currently estimate that 2010 employer contributions will be $20.8 million to all qualified and nonqualified pension plans and $4.6 million to all health care benefit plans.

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

Following are our contributions to the RSP:

(In millions)	2009	2008	2007

Retirement savings match	$5.8	$6.0	$5.7
Retirement benefit contribution	3.7	4.8	4.9

	$9.5	$10.8	$10.6

Note 12 —	COMMITMENTS AND RELATED-PARTY INFORMATION

Environmental — We have been notified by U.S. federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of a number of environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. We believe that our potential continuing liability with respect to these sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition.

In September 2007, we were informed of rulings by the United States District Court for the Western District of Kentucky on several pending motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., which has been pending since 2003. The Court held that PolyOne must pay the remediation costs at the former Goodrich Corporation (now Westlake Vinyls, Inc.) Calvert City facility, together with certain defense costs of Goodrich Corporation. The rulings also provided that PolyOne can seek indemnification for contamination attributable to Westlake Vinyls.

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

Based on these same Court rulings and the settlement agreement, we adjusted our environmental reserve for future remediation costs, a portion of which already related to the Calvert City site, resulting in a charge of $28.8 million in 2007. The settlement agreement provides a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. We will adjust our environmental reserve in the future, consistent with any such future allocation of costs.

Based on estimates prepared by our environmental engineers and consultants, we had accruals, totaling $81.7 million as of December 31, 2009 and $85.6 million as of December 31, 2008 for probable future environmental expenditures relating to previously contaminated sites. These accruals are included in Accrued expenses and Other non-current liabilities on the accompanying consolidated balance sheets. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the accrued amount at December 31,

51  POLYONE CORPORATION

2009. However, such additional costs, if any, cannot be currently estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. These remediation costs are expected to be paid over the next 30 years.

The following table details the changes in the environmental accrued liabilities:

(In millions)	2009	2008	2007

Balance at beginning of the year	$85.6	$83.8	$59.5
Environmental remediation (benefit) expenses, net of recoveries	(12.2)	15.6	48.8
Cash receipts (payments), net of insurance recoveries	7.6	(12.6)	(25.5)
Translation and other adjustments	0.7	(1.2)	1.0

Balance at end of year	$81.7	$85.6	$83.8

Our environmental expense is presented net of insurance and other recoveries of $23.9 million in 2009 and $1.5 million in 2008 and is included in Cost of sales in the accompanying consolidated statements of operations. There were no insurance recoveries during 2007. In 2009, we received $23.9 million from our former parent company as partial reimbursement of certain previously incurred environmental remediation costs. In 2007, environmental expense included the $15.6 million charge related to the settlement agreement and the $28.8 million reserve adjustment discussed above.

Guarantees — We guarantee $48.8 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal installments annually until 2017.

Related-Party Transactions — We purchase a substantial portion of our PVC resin and all of our vinyl chloride monomer (VCM) raw materials under supply agreements with OxyVinyls. We have also entered into various service agreements with OxyVinyls. We sold our 24% equity interest in OxyVinyls on July 6, 2007. Purchases of raw materials from OxyVinyls were $152 million for the six months ended June 30, 2007.

Note 13 —	OTHER EXPENSE, NET

Other expense, net for the years ended December 31, 2009, 2008 and 2007 consist of the following:

(In millions)	2009	2008	2007

Currency exchange gain (loss)	$(0.1)	$1.2	$(5.0)
Foreign exchange contracts (loss) gain	(7.9)	(1.3)	0.7
Discount on sale of trade receivables	(1.3)	(3.6)	(2.0)
Impairment of available for sale security	—	(0.6)	—
Other expense, net	(0.3)	(0.3)	(0.3)

	$(9.6)	$(4.6)	$(6.6)

Note 14 —	INCOME TAXES

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

Income (loss) before income taxes and discontinued operations for the periods ended December 31, 2009, 2008 and 2007 consists of the following:

(In millions)	2009	2008	2007

Domestic	$51.6	$(138.8)	$(57.7)
Foreign	2.9	(32.3)	25.3

	$54.5	$(171.1)	$(32.4)

A summary of income tax (expense) benefit for the periods ended December 31, 2009, 2008 and 2007 is as follows:

(In millions)	2009	2008	2007

Current:
Federal	$4.0	$—	$(3.3)
State	4.3	(3.9)	(3.2)
Foreign	10.9	(8.5)	(6.8)

Total current	$19.2	$(12.4)	$(13.3)
Deferred:
Federal	$(1.7)	$(88.6)	$55.3
State	—	(3.3)	2.6
Foreign	(4.2)	2.5	(0.8)

Total deferred	$(5.9)	$(89.4)	$57.1

Total tax benefit (expense)	$13.3	$(101.8)	$43.8

The principal items accounting for the difference in income taxes computed at the U.S. statutory rate for the periods ended December 31, 2009, 2008 and 2007 are as follows:

(In millions)	2009	2008	2007

Computed tax (expense) benefit at 35% of income (loss) from continuing operations before taxes	$(19.1)	$59.9	$11.3
State tax, net of federal benefit	2.8	(2.5)	(0.4)
Differences in rates of foreign operations	4.5	1.2	2.6
Changes in valuation allowances	23.3	(105.9)	(1.0)
Impact from sale of interest in OxyVinyls	—	—	31.5
Impact of goodwill impairment charge	0.6	(54.2)	—
Recognition of uncertain tax positions	1.2	(0.3)	—
Other, net	—	—	(0.2)

Income tax benefit (expense)	$13.3	$(101.8)	$43.8

We have U.S. federal net operating loss carryforwards of $66.0 million, which expire at various dates from 2024 through 2028 and combined state net operating loss carryforwards of $314.6 million, which expire at various dates from 2010 through

52  POLYONE CORPORATION

2029. Various foreign subsidiaries have net operating loss carryforwards totaling $34.5 million, which expire at various dates from 2010 through 2019. We have provided valuation allowances of $42.9 million against many loss carryforwards.

Components of our deferred tax liabilities and assets as of December 31, 2009 and 2008 were as follows:

(In millions)	2009	2008

Deferred tax liabilities:
Tax over book depreciation	$26.2	$36.6
Intangibles	2.8	2.9
Equity investments	—	1.7
Other, net	10.8	7.5

Total deferred tax liabilities	$39.8	$48.7

Deferred tax assets:
Equity investments	$1.6	$—
Post-retirement benefits other than pensions	9.7	36.1
Employment cost and pension	61.0	77.7
Environmental	28.1	29.4
Net operating loss carryforward	32.7	41.9
State taxes	21.2	23.6
Alternative minimum tax credit carryforward	8.3	12.5
Other, net	13.9	16.5

Total deferred tax assets	$176.5	$237.7
Tax valuation allowance	(132.9)	(187.5)

Net deferred tax assets	$3.8	$1.5

The deferred asset related to state taxes and the related valuation allowance were each increased from amounts previously reported by $18.4 million associated with state net operating losses in states in which realization of the related tax benefits do not meet the more likely than not threshold.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $151 million at December 31, 2009 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

We received worldwide income tax refunds of $0.2 million in 2009, net of payments of $15.3 million. Worldwide income tax payments in 2008 and 2007 were $9.6 million and $18.3 million, respectively.

As of December 31, 2009, we have an $8.0 million liability for uncertain tax positions all of which, if recognized, would impact the effective tax rate. We expect that the amount of uncertain tax positions will change in the next twelve months due to the resolution of an income tax audit in a foreign jurisdiction.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2009 and December 31, 2008, we have accrued $0.6 million and $2.5 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2009	2008

Balance as of January 1	$6.3	$6.0
Additions based on tax positions related to the current year	0.9	—
Additions for tax positions of prior years	7.1	0.3
Reductions for tax positions of prior years	(6.0)	—
Settlements	(0.3)	—

Balance as of December 31	$8.0	$6.3

We are no longer subject to U.S. income tax examinations for periods preceding 2005, and with limited exceptions, for periods preceding 2002 for both foreign and state and local tax examinations.

Note 15 —	SHARE-BASED COMPENSATION

Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 includes compensation cost for share-based payment awards based on the grant date fair value estimated in accordance with the provision of FASB ASC Topic 718, Compensation — Stock Compensation. Because share-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise that estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have one active share-based compensation plan, which is described below. Share-based compensation is included in Selling and administrative in the accompanying consolidated statements of operations. A summary of compensation expense by type of award follows:

(In millions)	2009	2008	2007

Stock appreciation rights	$1.2	$1.5	$4.1
Restricted stock units	1.3	0.8	—
Restricted stock awards	0.1	0.7	0.7
Performance shares	—	—	(0.5)

Total share-based compensation	$2.6	$3.0	$4.3

2008 Equity and Performance Incentive Plan

In May 2008, our shareholders approved the PolyOne Corporation 2008 Equity and Performance Incentive Plan (2008 EPIP). This plan replaced the 2005 Equity and Performance Incentive Plan (2005 EPIP). The 2005 EPIP was frozen upon the approval of the 2008 EPIP in May 2008. The 2008 EPIP provides for the award of a variety

53  POLYONE CORPORATION

of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). A total of five million shares of common stock have been reserved for grants and awards under the 2008 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common stock that are held in treasury.

Stock Appreciation Rights

During the years ended December 31, 2009, 2008 and 2007, the total number of SARs granted were 1,411,000, 1,094,400 and 1,626,900, respectively. The 2009 awards vest in one-third increments annually over a three-year service period and the achievement of certain stock price targets. The 2008 awards vest in one-third increments annually over a three-year service period. The 2007 awards vest based on a service period of one year and the achievement of certain stock price targets. All SARs expire seven years after the date of grant.

The SARs granted during 2009 and 2007 were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The expected term of options granted was set equal to the midpoint between the vesting and expiration dates for each grant. The expected volatility was determined based on the average weekly volatility for our common stock for the contractual life of the awards. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.

The SARs granted during 2008 were valued using the Black-Scholes method as the awards only have time-based vesting requirements. The expected term of SARs granted was determined based on the “simplified method” described in Staff Accounting Bulletin (SAB) Topic 14.D.2, which is permitted if historical exercise experience is not sufficient. The expected volatility was determined based on the average weekly volatility for our common stock for the expected term of the awards. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year based on our historical experience.

The following is a summary of the assumptions related to the grants issued during 2009, 2008 and 2007:

	2009	2008	2007

Expected volatility (weighted-average)	49.7%	36.9%	44.1%
Expected dividends	—	—	—
Expected term (in years)	4.5 — 5.6	4.5	4.0 — 4.4
Risk-free rate	3.25%	2.48% — 3.08%	3.88% — 4.30%
Value of SARs granted	$0.61 — $0.68	$2.26 — $2.68	$2.68 — $3.05

A summary of SAR activity under the 2008 EPIP as of December 31, 2009 and during 2009 is presented below:

		Weighted-Average	Weighted-Average	Aggregate
(Shares in thousands, dollars in millions, except per share data)		Exercise Price	Remaining	Intrinsic
Stock Appreciation Rights	Shares	Per Share	Contractual Term	Value

Outstanding as of January 1, 2009	4,015	$7.18
Granted	1,411	1.43
Exercised	(1)	6.77
Forfeited or expired	(215)	6.36

Outstanding as of December 31, 2009	5,210	5.66	4.33 years	$10.8

Vested and exercisable as of December 31, 2009	2,762	7.14	3.47 years	$1.9

The weighted-average grant date fair value of SARs granted during 2009, 2008 and 2007 was $0.65, $2.28, and $2.74, respectively. The total intrinsic value of SARs that were exercised during 2009, 2008 and 2007 was less than $0.1 million for each year. As of December 31, 2009, there was $1.4 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the next 28 months.

Restricted Stock Units

During 2009, 810,100 RSU’s were granted to key employees. A RSU represents a contingent right to receive one share of our common stock at a future date provided there is a continuous three-year service period and the achievement of certain stock price targets. The RSUs were valued using a Monte Carlo simulation method as the award is dependent on the achievement of certain stock price targets. The expected term of the awards granted was set at three years, consistent with the performance period of the awards. The expected volatility was determined to be 53.3% based on the three-year historical average weekly volatility for our common stock. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return was estimated as 1.5% based on available yields on U.S. Treasury bills for three-years as of the grant date of the awards. Forfeitures were estimated at 3% per year based on our historical experience.

54  POLYONE CORPORATION

During 2008, RSUs were granted to executives and other key employees. The only attainment requirement for the 2008 awards is a continuous three-year service period. Compensation expense is measured on the grant date using the quoted market price of our common stock and is recognized on a straight-line basis over the requisite service period.

As of December 31, 2009, 1,258,392 RSUs remain unvested with a weighted-average grant date fair value of $3.30 and a weighted-average remaining contractual term of 22 months. Unrecognized compensation cost for RSUs at December 31, 2009 was $1.9 million.

Restricted Stock Awards

In 2007, we issued restricted stock as part of the compensation package for executives and other key employees. The value of the restricted stock was established using the market price of our common stock on the date of grant. Compensation expense is being recorded on a straight-line basis over the three-year cliff vesting period of the restricted stock. As of December 31, 2009, 12,100 shares of restricted stock remain unvested with a weighted-average grant date fair value of $7.28 and a weighted-average remaining contractual term of ten months. Unrecognized compensation cost for restricted stock awards as of December 31, 2009 was less than $0.1 million.

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

A summary of option activity as of December 31, 2009 and changes during 2009 follows:

		Weighted-Average	Weighted-Average	Aggregate
(Shares in thousands, dollars in millions, except per share data)		Exercise Price Per	Remaining	Intrinsic
Options	Shares	Share	Contractual Term	Value

Outstanding as of January 1, 2009	3,377	$11.43
Exercised	—	—
Forfeited or expired	(1,550)	13.57

Outstanding, vested and exercisable as of December 31, 2009	1,827	10.10	1.36 years	$0.4

No stock options were exercised during 2009. The total intrinsic value of stock options that were exercised during 2008 and 2007 was $0.4 million and $0.2 million, respectively. Cash received during 2008 and 2007 from the exercise of stock options was $1.1 million and $1.2 million, respectively.

Note 16 —	SEGMENT INFORMATION

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

55  POLYONE CORPORATION

global capabilities with plants, sales and service facilities located throughout Europe and Asia.

Working in conjunction with our Specialty Color, Additives and Inks and North American Engineered Materials operating segments, we provide solutions that meet our international customers’ demands for both global and local manufacturing, service and technical support.

Specialty Engineered Materials

The Specialty Engineered Materials operating segment is a leading provider of custom plastic compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications including those that currently employ traditional materials such as metal. Specialty Engineered Materials’ product portfolio, one of the broadest in our industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using a full range of thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and/or biomaterial technologies.

With a depth of compounding expertise, we are able to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins that meet our customers’ unique performance requirements. Our product development and application reach is further enhanced by the capabilities of our North American Engineered Materials Solutions Center, which produces and evaluates prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

This segment also includes GLS, which we acquired in January 2008. GLS is a global developer of innovative TPE and offers the broadest range of soft-touch TPE materials in the industry.

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

Much of the revenue and income for Performance Products and Solutions is generated in North America. However, sales in Asia and Europe constitute a minor but growing portion of this segment. In addition, we owned 50% of a joint venture producing and marketing vinyl compounds in Latin America through the disposition date of October 13, 2009.

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

56  POLYONE CORPORATION

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

Resin and Intermediates

We report the results of our Resin and Intermediates operating segment on the equity method. This segment consists almost entirely of our 50% equity interest in SunBelt and our former 24% equity interest in OxyVinyls, through its disposition date of July 6, 2007. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. OxyVinyls, a producer of PVC resins, VCM and chlorine and caustic soda, was a partnership with Occidental Chemical Corporation. In 2009, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is consumed by OxyVinyls to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, building and construction and consumer products industries.

Financial information by reportable segment is as follows:

Year Ended December 31, 2009	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

International Color and Engineered Materials	$459.4	$—	$459.4	$22.6	$14.7	$11.7	$294.4
Specialty Engineered Materials	184.8	23.8	208.6	16.2	7.0	2.3	180.9
Specialty Color, Additives and Inks	192.9	1.8	194.7	14.2	7.3	3.2	107.3
Performance Products and Solutions	600.5	67.2	667.7	43.5	22.3	11.5	346.1
PolyOne Distribution	623.1	2.0	625.1	24.8	1.3	0.3	152.3
Resin and Intermediates	—	—	—	25.5	0.3	—	2.0
Corporate and eliminations	—	(94.8)	(94.8)	(48.4)	11.9	2.7	308.9

Total	$2,060.7	$—	$2,060.7	$98.4	$64.8	$31.7	$1,391.9

Year Ended December 31, 2008	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

International Color and Engineered Materials	$587.4	$—	$587.4	$20.4	$16.1	$11.7	$341.2
Specialty Engineered Materials	223.0	29.3	252.3	12.9	6.3	4.4	215.8
Specialty Color, Additives and Inks	225.8	2.8	228.6	13.5	8.0	3.3	139.7
Performance Products and Solutions	910.9	90.5	1,001.4	34.9	24.9	14.7	321.8
PolyOne Distribution	791.6	5.1	796.7	28.1	1.7	0.1	149.8
Resin and Intermediates	—	—	—	28.6	0.2	—	7.3
Corporate and eliminations	—	(127.7)	(127.7)	(267.7)	10.8	8.3	102.1

Total	$2,738.7	$—	$2,738.7	$(129.3)	$68.0	$42.5	$1,277.7

Year Ended December 31, 2007	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

International Color and Engineered Materials	$588.6	$—	$588.6	$25.1	$14.4	$20.3	$412.5
Specialty Engineered Materials	98.1	26.2	124.3	(2.2)	3.9	1.1	56.6
Specialty Color, Additives and Inks	230.8	1.2	232.0	7.0	8.8	2.6	159.5
Performance Products and Solutions	985.6	101.2	1,086.8	57.5	23.7	14.4	559.6
PolyOne Distribution	739.6	4.7	744.3	22.1	1.7	0.1	175.2
Resin and Intermediates	—	—	—	34.8	0.2	—	4.5
Corporate and eliminations	—	(133.3)	(133.3)	(110.4)	4.7	4.9	215.1

Total	$2,642.7	$—	$2,642.7	$33.9	$57.4	$43.4	$1,583.0

Performance Products and Solutions also includes our former equity investment in GPA (owned 50%) through its disposition date of October 13, 2009. For 2009, 2008 and 2007, Specialty Color, Additives and Inks includes earnings of BayOne equity affiliate (owned 50% by Specialty Inks and Polymer Systems).

Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is

57  POLYONE CORPORATION

included in the related segment’s assets. Amounts related to equity affiliates included in the segment information, excluding amounts related to losses on divestitures of equity investments, are as follows:

(In millions)	2009	2008	2007

Earnings of equity affiliates:
Specialty Color, Additives and Inks	$2.2	$3.5	$3.3
Performance Products and Solutions	0.5	(0.1)	0.6
Resin and Intermediates	29.7	32.4	40.8

Subtotal	32.4	35.8	44.7
Minority interest	—	0.1	(0.2)
Corporate and eliminations	2.8	(4.7)	(16.8)

Total	$35.2	$31.2	$27.7

Investment in equity affiliates:
Specialty Color, Additives and Inks	$2.3	$2.4
Performance Products and Solutions	—	9.8
Resin and Intermediates	2.5	7.2
Corporate and eliminations	1.0	1.1

Total	$5.8	$20.5

Our sales are primarily to customers in the United States, Europe, Canada and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2009	2008	2007

Net sales:
United States	$1,308.3	$1,718.4	$1,670.9
Europe	393.7	528.8	513.7
Canada	192.1	295.8	291.7
Asia	160.7	182.4	152.5
Other	5.9	13.3	13.9
Long-lived assets:
United States	$252.8	$280.7	$289.8
Europe	97.4	101.1	113.8
Canada	5.0	12.9	17.3
Asia	34.8	35.2	25.8
Other	2.4	2.1	3.0

Note 17 —	WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(In millions)	2009	2008	2007

Weighted-average shares — basic:
Weighted-average shares outstanding	92.4	92.9	93.0
Less unearned portion of restricted stock awards included in outstanding shares	—	0.2	0.2

	92.4	92.7	92.8

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.4	92.7	92.8
Plus dilutive impact of stock options and stock awards	1.0	—	0.3

	93.4	92.7	93.1

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to FASB ASC Topic 260, Earnings Per Share, when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the year ended December 31, 2008, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

58  POLYONE CORPORATION

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 5.3 million, 4.1 million and 6.4 million at December 31, 2009, 2008 and 2007, respectively.

Note 18 —	FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2009.

The following table summarizes the contractual amounts of our foreign exchange contracts as of December 31, 2009 and 2008. Foreign currency amounts are translated at exchange rates as of December 31, 2009 and 2008, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	December 31, 2009		December 31, 2008

Currency (In millions)	Buy	Sell	Buy	Sell

U.S. dollar	$59.9	$—	$4.6	$29.7
Euro	—	55.5	8.9	4.5
British pound	—	4.4	—	—
Canadian dollar	—	—	20.4	—

The carrying amounts and fair values of our financial instruments as of December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Cash and cash equivalents	$222.7	$222.7	$44.3	$44.3
Long-term debt
Credit facility borrowings	40.0	40.0	40.0	40.0
7.500% debentures	50.0	45.8	50.0	30.0
8.875% senior notes	279.5	285.1	279.2	139.6
Medium-term notes	39.6	38.4	58.9	35.4
Foreign exchange contracts	0.5	0.5	(0.3)	(0.3)

Note 19 —	FAIR VALUE

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

We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the discussion below.

In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on a non-recurring basis. Accordingly, goodwill with a preliminary carrying amount of $334.0 million as of December 31, 2008 was adjusted to its implied fair value of $159.0 million, resulting in an impairment charge of $175.0 million, of which $170.0 million was included in earnings for the three-month period ended December 31, 2008 and $5.0 million was included in earnings for the three-month period ended March 31, 2009. The implied fair value of goodwill is determined based on significant unobservable inputs as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy.

We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting units. Absent an indication of fair value from a potential

59  POLYONE CORPORATION

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

The market approach is used to estimate fair value by applying sales and earnings multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes that this approach is appropriate as it provides an estimate of fair value reflecting multiples associated with entities with operations and economic characteristics comparable to our reporting units. The key estimates and assumptions that are used to determine fair value under this approach include trailing twelve-month earnings before interest, taxes, depreciation and amortization (EBITDA) and projected EBITDA based on consensus estimates as reported by a third-party resource, which would approximate a market participant’s view, to determine the market multiples to calculate the enterprise value.

The income approach is based on projected future debt-free cash flows discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows discounted to present value using a weighted-average cost of capital. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections.

Indefinite-lived intangible assets consist of a tradename, acquired as part of the January 2008 acquisition of GLS, which is tested annually for impairment. The fair value of the trade name is calculated using a “relief from royalty payments” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the tradename. Other finite-lived intangible assets, which consist primarily of non-contractual customer relationships, sales contracts, patents and technology, are amortized over their estimated useful lives. The remaining lives range up to 15 years.

In accordance with the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, we assess the fair value of our long-lived assets on a non-recurring basis. In 2009, we recorded impairment charges totaling approximately $8.6 million for certain of the facilities that were closed as a result of the previously mentioned plant phaseout activities. Our estimates of fair value are based primarily on estimates from broker opinions of value and appraisals of the assets. As these fair value measurements are based on significant unobservable inputs, such as recent sales of comparable properties, they are classified within Level 3 of the fair value hierarchy.

Note 20 —	BUSINESS COMBINATIONS

Acquisition

On December 23, 2009 we acquired substantially all of the assets of NEU, a specialty healthcare engineered materials provider, for a cash purchase price of $11.5 million paid at close and an earnout of up to $0.5 million payable in 2011, resulting in goodwill of $4.5 million and $5.9 million of identifiable intangible assets. NEU had sales of $7.7 million for the year ended December 31, 2008. Our purchase price allocation is preliminary and may require subsequent adjustment.

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

Note 21 —	SHAREHOLDERS’ EQUITY

In August 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

During 2009, no shares were repurchased under this program. During 2008, we repurchased 1.25 million shares of common stock under this program at an average price of $7.12 per common share

60  POLYONE CORPORATION

for approximately $8.9 million. There are 8.75 million shares available for repurchase under the program at December 31, 2009.

Note 22 —	SUBSEQUENT EVENTS

Events subsequent to December 31, 2009 have been evaluated through February 18, 2010, or the date of issuance of these financial statements. There were no subsequent events requiring recognition in these financial statements for the year ended December 31, 2009.

Note 23 —	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009 Quarters				2008 Quarters
(In millions, except per share data)	Fourth	Third	Second	First	Fourth(2)	Third	Second	First

Sales	$552.5	$548.3	$496.5	$463.4	$541.8	$735.1	$748.1	$713.7
Gross Margin	87.7	107.3	86.3	59.2	58.0	65.2	88.5	84.9
Operating costs and expenses, net	526.9	492.1	477.2	466.1	716.5	733.8	724.1	693.6
Operating income (loss)	25.6	56.2	19.3	(2.7)	(174.7)	1.3	24.0	20.1
Net income (loss)	24.0	49.6	3.5	(9.3)	(282.6)	(5.6)	8.8	6.5
Earnings (loss) per common share:
Basic earnings (loss)(1)	$0.26	$0.54	$0.04	$(0.10)	$(3.07)	$(0.06)	$0.09	$0.07
Diluted earnings (loss)(1)	$0.25	$0.53	$0.04	$(0.10)	$(3.07)	$(0.06)	$0.09	$0.07

(1)	Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)	Included in operating expense for the fourth quarter 2008 results are charges of $26.6 million related to employee separation and plant phaseout and $170.0 million related to goodwill impairment. Included in net loss for the fourth quarter are charges of $105.9 million to record deferred a deferred tax valuation allowance.

61  POLYONE CORPORATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such disclosure controls and procedures are effective as of December 31, 2009.

Management’s annual report on internal control over financial reporting

The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2009 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2009, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 34 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2010 Annual Meeting of Shareholders (2010 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2010 Proxy Statement.

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

The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2010 Proxy Statement.

The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2010 Proxy Statement.

62  POLYONE CORPORATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information about our equity compensation plans is incorporated by reference to the information contained in the 2010 Proxy Statement.

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2009 and 2008 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(c) are incorporated by reference to Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K:

Consolidated financial statements of Oxy Vinyls, LP for the six-month period ended June 30, 2007.

Consolidated financial statements of SunBelt Chlor-Alkali Partnership as of December 31, 2009 and for each of the years in the three year period then ended.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

63  POLYONE CORPORATION

(a)(3) Exhibits.

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
4.4		Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)
10	.1+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.2+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.3+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.4+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.5+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.6+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.7+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.8+	Senior Executive Annual Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005, SEC File No. 1-16091)
10	.9+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.10+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.11+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.12+	Schedule of Executives with Management Continuity Agreements
10	.13+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.14+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10	.15+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10	.16+	Amended and Restated PolyOne Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-16091)
10.17		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)

64  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.18		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.19		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.20		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.21		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.22		Amended and Restated Plant Services Agreement, between the Company and the B.F. Goodrich Company (incorporated by reference to Exhibit 10.13 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.23		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.24		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.25		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.26		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.27		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and OxyVinyls, LP (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.28		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.29		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.30		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.31		Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, SEC File No. 1-16091)
10	.32+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.33+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.34		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.35		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.36		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.37		Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.38		Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)

65  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.39		Credit Agreement, dated January 3, 2008, by and among PolyOne Corporation, the lenders party thereto, Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008, SEC File No. 1-16091)
10	.40+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008).
10	.41+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.42+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.43+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.44+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.45+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.46+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.47+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.48+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.49+	Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)
10	.50+	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009, SEC File No. 1-106091)
10	.51+	Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007)
18.1		Letter regarding Change in Accounting Principles (incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1		Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Senior Vice President and Chief Financial Officer
99.1		Audited Financial Statements of Oxy Vinyls, LP
99.2		Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

66  POLYONE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 18, 2010

By:	/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/s/ Stephen D. Newlin Stephen D. Newlin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Date February 18, 2010

/s/ Robert M. Patterson Robert M. Patterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date February 18, 2010

/s/ J. Douglas Campbell J. Douglas Campbell	Director	Date February 17, 2010

/s/ Carol A. Cartwright Carol A. Cartwright	Director	Date February 17, 2010

/s/ Gale Duff-Bloom Gale Duff-Bloom	Director	Date February 17, 2010

/s/ Richard H. Fearon Richard H. Fearon	Director	Date February 17, 2010

/s/ Gordon D. Harnett Gordon D. Harnett	Director	Date February 17, 2010

/s/ Richard A. Lorraine Richard A. Lorraine	Director	Date February 17, 2010

/s/ Edward J. Mooney Edward J. Mooney	Director	Date February 17, 2010

/s/ William H. Powell William H. Powell	Director	Date February 17, 2010

/s/ Farah M. Walters Farah M. Walters	Director	Date February 17, 2010

67  POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.I to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
4.4		Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)
10	.1+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.2+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.3+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.4+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.5+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.6+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.7+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.8+	Senior Executive Annual Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005, SEC File No. 1-16091)
10	.9+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.10+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.11+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.12+	Schedule of Executives with Management Continuity Agreements
10	.13+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.14+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10	.15+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10	.16+	Amended and Restated PolyOne Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-16091)
10.17		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.18		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.19		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.20		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)

  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.21		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.22		Amended and Restated Plant Services Agreement, between the Company and the B.F. Goodrich Company (incorporated by reference to Exhibit 10.13 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.23		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.24		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.25		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.26		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.27		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and OxyVinyls, LP (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.28		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.29		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.30		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.31		Stock Purchase Agreement among O’Sullivan Films Holding Corporation, O’Sullivan Management, LLC, and Matrix Films, LLC, dated as of February 15, 2006 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, SEC File No. 1-16091)
10	.32+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.33+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.34		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.35		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.36		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.37		Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.38		Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.39		Credit Agreement, dated January 3, 2008, by and among PolyOne Corporation, the lenders party thereto, Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008, SEC File No. 1-16091)
10	.40+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008).
10	.41+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.42+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.43+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.44+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10	.45+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.46+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.47+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.48+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.49+	Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)
10	.50+	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009, SEC File No. 1-106091)
10	.51+	Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007)
18.1		Letter regarding Change in Accounting Principles (incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm — KPMG LLP
23.3		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1		Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Senior Vice President and Chief Financial Officer
99.1		Audited Financial Statements of Oxy Vinyls, LP
99.2		Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

  POLYONE CORPORATION