Form 10-Q
period 2010-03-31
POLYONE CORP
filed 2010-05-05
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
☐ Yes       ☑ No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of April 30, 2010 was 92,750,605.

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 6. Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-18.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — Financial Information

Item 1.	Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
		Adjusted
	2010	2009
Sales	$630.4	$463.4
Cost of sales	526.9	412.6

Gross margin	103.5	50.8
Selling and administrative	73.9	70.2
Adjustment to impairment of goodwill	—	5.0
Income from equity affiliates	1.5	13.3

Operating income (loss)	31.1	(11.1)
Interest expense, net	(8.0)	(8.8)
Other expense, net	(0.7)	(6.6)

Income (loss) before income taxes	22.4	(26.5)
Income tax (expense) benefit	(4.0)	8.8

Net income (loss)	$18.4	$(17.7)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.20	$(0.19)
Diluted earnings (loss) per common share	$0.19	$(0.19)

Weighted average shares used to compute earnings (loss) per common share:
Basic	92.5	92.2
Diluted	95.3	92.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)	Adjusted
	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$209.5	$222.7
Accounts receivable, net	340.6	274.4
Inventories	205.4	183.7
Other current assets	28.1	38.0

Total current assets	783.6	718.8
Property, net	379.1	392.4
Investment in equity affiliates and nonconsolidated subsidiary	5.2	5.8
Goodwill	163.8	163.5
Other intangible assets, net	70.5	71.7
Deferred income tax assets	7.3	8.1
Other non-current assets	57.0	55.7

Total assets	$1,466.5	$1,416.0

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$59.8	$19.9
Short-term debt	0.7	0.5
Accounts payable	310.1	238.3
Accrued expenses	100.7	117.0

Total current liabilities	471.3	375.7
Long-term debt	329.5	389.2
Post-retirement benefits other than pensions	20.8	21.8
Pension benefits	172.6	173.0
Other non-current liabilities	101.2	98.6
Shareholders’ equity	371.1	357.7

Total liabilities and shareholders’ equity	$1,466.5	$1,416.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
		Adjusted
	2010	2009
Operating Activities
Net income (loss)	$18.4	$(17.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14.0	20.0
Deferred income tax benefit	—	(0.6)
Provision for doubtful accounts	1.2	1.0
Stock compensation expense	0.9	0.6
Adjustment to impairment of goodwill	—	5.0
Asset write-downs and impairment charges, net of gain on sale of assets	0.1	1.2
Companies carried at equity:
Income from equity affiliates	(1.5)	(13.3)
Dividends and distributions received	0.6	1.4
Change in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(71.3)	16.0
(Increase) decrease in inventories	(24.3)	44.2
Increase in accounts payable	75.2	25.7
Decrease in sale of accounts receivable	—	(14.2)
(Decrease) increase in accrued expenses and other	(10.5)	1.1

Net cash provided by operating activities	2.8	70.4

Investing Activities
Capital expenditures	(4.3)	(6.7)
Proceeds from sale of equity affiliate and other assets	7.8	—

Net cash provided (used) by investing activities	3.5	(6.7)

Financing Activities
Change in short-term debt	0.2	15.2
Repayment of long-term debt	(20.0)	—
Proceeds from the exercise of stock options	0.7	—

Net cash (used) provided by financing activities	(19.1)	15.2

Effect of exchange rate changes on cash	(0.4)	(0.7)

(Decrease) increase in cash and cash equivalents	(13.2)	78.2
Cash and cash equivalents at beginning of period	222.7	44.3

Cash and cash equivalents at end of period	$209.5	$122.5

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 of PolyOne Corporation.
Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2010.
Note 2 — Change in Accounting Principle
Effective January 1, 2010, we elected to change our method of valuing inventories for certain U.S. businesses to the first-in, first-out (FIFO) method, while in prior years, these inventories were valued using the last-in, first-out (LIFO) method. As a result of this change, all inventories are valued using the FIFO method. Inventories accounted for under the FIFO method as a percent of total consolidated inventories was 76%, with the remainder determined on a LIFO basis at December 31, 2009. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections, all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method increased our inventory balance and retained earnings by $42.4 million as of January 1, 2009. There were no tax effects to retained earnings or any of the periods presented below due to the fact that we have a valuation allowance recorded against our net deferred tax assets in the United States.
We have presented the effects of the change in accounting principle for inventory costs on our consolidated financial statements for 2010 and 2009 below. We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Statements of Operations

	Three months ended March 31, 2010
	Computed	Change	Reported
(In millions, except per share data)	under LIFO	to FIFO	under FIFO
Sales	$630.4	$—	$630.4
Cost of sales	527.4	(0.5)	526.9

Gross margin	103.0	0.5	103.5
Selling and administrative	73.9	—	73.9
Income from equity affiliates	1.5	—	1.5

Operating income	30.6	0.5	31.1
Interest and other expense, net	(8.7)	—	(8.7)

Income before income taxes	21.9	0.5	22.4
Income tax expense	(4.0)	—	(4.0)

Net income	$17.9	$0.5	$18.4

Earnings per common share:
Basic earnings per common share	$0.19	$0.01	$0.20
Diluted earnings per common share	$0.19	$0.00	$0.19

	Three months ended March 31, 2009
	Originally	Change
(In millions, except per share data)	Reported	to FIFO	Adjusted
Sales	$463.4	$—	$463.4
Cost of sales	404.2	8.4	412.6

Gross margin	59.2	(8.4)	50.8
Selling and administrative	70.2	—	70.2
Other income, net	8.3	—	8.3

Operating loss	(2.7)	(8.4)	(11.1)
Interest and other expense, net	(15.4)	—	(15.4)

Loss before income taxes	(18.1)	(8.4)	(26.5)
Income tax benefit	8.8	—	8.8

Net loss	$(9.3)	$(8.4)	$(17.7)

Basic and diluted loss per common share	$(0.10)	$(0.09)	$(0.19)

Condensed Consolidated Balance Sheets

	March 31, 2010
	Computed	Change	Reported
(In millions)	under LIFO	to FIFO	under FIFO
Assets
Current assets:
Inventories	$180.8	$24.6	$205.4
Other current assets	578.2	—	578.2

Total current assets	759.0	24.6	783.6
Other non-current assets	682.9	—	682.9

Total assets	$1,441.9	$24.6	$1,466.5

Liabilities and Shareholders’ Equity
Current liabilities	$471.3	$—	$471.3
Non-current liabilities	624.1	—	624.1
Shareholders’ equity	346.5	24.6	371.1

Total liabilities and shareholders’ equity	$1,441.9	$24.6	$1,466.5

	December 31, 2009
	Originally	Change
(In millions)	Reported	to FIFO	Adjusted
Assets
Current assets:
Inventories	$159.6	$24.1	$183.7
Other current assets	535.1	—	535.1

Total current assets	694.7	24.1	718.8
Other non-current assets	697.2	—	697.2

Total assets	$1,391.9	$24.1	$1,416.0

Liabilities and Shareholders’ Equity
Current liabilities	$375.7	$—	$375.7
Non-current liabilities	682.6	—	682.6
Shareholders’ equity	333.6	24.1	357.7

Total liabilities and shareholders’ equity	$1,391.9	$24.1	$1,416.0

Condensed Consolidated Statement of Cash Flows

	Three months ended March 31, 2010
	Computed	Change	Reported
(In millions)	under LIFO	to FIFO	under FIFO
Operating Activities
Net income	$17.9	$0.5	$18.4
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	15.3	—	15.3
Change in assets and liabilities, net of acquisition:
Increase in inventories	(23.8)	(0.5)	(24.3)
Decrease in other	(6.6)	—	(6.6)

Net cash provided by operating activities	2.8	—	2.8
Net cash provided by investing activities	3.5	—	3.5
Net cash used by financing activities	(19.1)	—	(19.1)
Effect of exchange rate changes on cash	(0.4)	—	(0.4)

Decrease in cash and cash equivalents	(13.2)	—	(13.2)
Cash and cash equivalents at beginning of period	222.7	—	222.7

Cash and cash equivalents at end of period	$209.5	—	$209.5

	Three months ended March 31, 2009
	Originally	Change
(In millions)	Reported	to FIFO	Adjusted
Operating Activities
Net loss	$(9.3)	$(8.4)	$(17.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other adjustments, net	15.3	—	15.3
Change in assets and liabilities, net of acquisition:
Decrease in inventories	35.8	8.4	44.2
Increase in other	28.6	—	28.6

Net cash provided by operating activities	70.4	—	70.4
Net cash used by investing activities	(6.7)	—	(6.7)
Net cash provided by financing activities	15.2	—	15.2
Effect of exchange rate changes on cash	(0.7)	—	(0.7)

Increase in cash and cash equivalents	78.2	—	78.2
Cash and cash equivalents at beginning of period	44.3	—	44.3

Cash and cash equivalents at end of period	$122.5	—	$122.5

Note 3 — Goodwill
Goodwill as of March 31, 2010 and December 31, 2009, by operating segment, was as follows:

	March 31,	December 31,
(In millions)	2010	2009
Global Specialty Engineered Materials	$82.6	$82.4
Global Color, Additives and Inks	72.2	72.1
Performance Products and Solutions	7.4	7.4
PolyOne Distribution	1.6	1.6

Total	$163.8	$163.5

Note 4 — Inventories
As discussed in Note 2, Change in Accounting Principle, effective January 1, 2010, we elected to change our costing method for certain inventories. We applied this change in accounting principle by adjusting all prior periods presented retrospectively. Components of inventories are as follows:

		Adjusted
	March 31,	December 31,
(In millions)	2010	2009
At FIFO cost:
Finished products	$125.8	$108.4
Work in process	3.3	2.4
Raw materials and supplies	76.3	72.9

	$205.4	$183.7

Note 5 — Property

	March 31,	December 31,
(In millions)	2010	2009
Land and land improvements	$41.3	$40.7
Buildings	280.5	277.0
Machinery and equipment	904.0	916.5

	1,225.8	1,234.2
Less accumulated depreciation and amortization	(846.7)	(841.8)

	$379.1	$392.4

Note 6 — Income Taxes
For the first quarter of 2010, we recognized income tax expense of $4.0 million compared to a benefit of $8.8 million in the first quarter of 2009. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate are impacted by a number of factors including our U.S. federal, state and foreign income tax loss carryforwards, our ability to use them, as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $11.7 million in the first quarter of 2010. The related non-cash benefit to income tax expense was $2.9 million and related to various U.S. federal, state, local and foreign deferred tax assets. The remaining decrease is related to changes in our deferred tax balances associated with changing our costing method for certain inventories as noted in Note 2, Change in Accounting Principle. We review all valuation allowances related to deferred tax assets and will reverse these charges, partially or totally, when appropriate.

Note 7 — Investment in Equity Affiliates
The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt), our significant equity investment, are included in the SunBelt Joint Venture segment. We own 50% of SunBelt.
The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009

SunBelt:
Sales	$27.6	$52.5
Operating income	3.4	27.5
Partnership income as reported by SunBelt	1.6	25.5
PolyOne’s ownership of SunBelt	50%	50%

Earnings of SunBelt recorded by PolyOne	$0.8	$12.8

	March 31,	December 31,
(In millions)	2010	2009
Current assets	$23.0	$16.1
Non-current assets	90.4	94.1

Total assets	113.4	110.2

Current liabilities	23.0	21.4
Non-current liabilities	85.3	85.3

Total liabilities	108.3	106.7

Partnership capital	$5.1	$3.5

Other investments in equity affiliates are discussed below.
We own 50% of BayOne Urethane Systems, L.L.C. (BayOne), which is included in the Global Color, Additives and Inks operating segment. Through its disposition on October 13, 2009, the former Geon Polimeros Andinos equity affiliate (owned 50%) was included in the Performance Products and Solutions operating segment. Combined summarized financial information for these equity affiliates follows.

	Three Months Ended
	March 31,
(In millions)	2010	2009
As reported by other equity affiliates:
Net sales	$12.6	$20.2
Operating income	1.4	1.1
Partnership income	1.4	1.0

Equity affiliate earnings recorded by PolyOne	$0.7	$0.5

Note 8 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended
	March 31,
(In millions)	2010	2009
Weighted-average shares outstanding — basic	92.5	92.2

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	92.5	92.2
Plus dilutive impact of stock options and stock awards	2.8	—

	95.3	92.2

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
Outstanding stock options with exercise prices greater than the average price of the common shares and certain other awards are anti-dilutive and are not included in the computation of diluted earnings per share. For the quarter ended March 31, 2010, 2.4 million of these options and awards were excluded from the computation of diluted earnings per share. Since we reported a net loss for the first quarter of 2009, all stock options and awards outstanding, which totaled 7.8 million at March 31, 2009, have been excluded from the computation of the diluted loss per share because their effect would have been anti-dilutive.
Note 9 — Employee Separation and Plant Phaseout
Management has undertaken certain restructuring initiatives to improve profitability and, as a result, we incurred employee separation and plant phaseout costs. Employee separation and plant phaseout costs are reflected on the line Corporate and eliminations in Note 13, Segment Information. For further discussion of these initiatives, see Note 3, Employee Separation and Plant Phaseout, of the consolidated financial statements and the accompanying notes included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2009.
During the three-month period ended March 31, 2010, expense recorded for employee separation and plant phaseout was immaterial. A summary of total employee separation and plant phaseout costs for the three-month period ended March 31, 2009, including where the charges are recorded in the accompanying condensed consolidated statements of operations, follows:

Three Months
Ended
March 31,
(In millions)	2009
Cost of sales	$9.8
Selling and administrative	0.3

Total employee separation and plant phaseout	$10.1

Cash payments during the three-month periods ended March 31, 2010 and 2009 were $2.1 million and $8.1 million, respectively.
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

$26.9 million in 2009 related to these actions. We do not expect to incur significant expenses associated with these activities in 2010.
The following table details the charges and changes to the reserves associated with these initiatives for the quarter ended March 31, 2010:

	Employee	Plant Phaseout Costs
	Separation	Cash	Asset
(In millions, except employee numbers)	Costs	Closure	Write-downs	Total
Realignment of certain manufacturing plants
Balance at January 1, 2010	$3.0	$1.7	$—	$4.7
Charge	(0.1)	—	0.1	—
Utilized	(1.6)	(0.4)	(0.1)	(2.1)
Impact of foreign currency translation	—	0.1	—	0.1

Balance at March 31, 2010	$1.3	$1.4	$—	$2.7

Note 10 — Employee Benefit Plans
Components of defined benefit pension plan costs and post-retirement health care benefit plan costs are as follows:

	Three Months Ended March 31,
	Pension Benefits		Health Care Benefits
(In millions)	2010	2009	2010	2009
Service cost	$0.4	$0.3	$—	$0.1
Interest cost	7.4	7.8	0.4	1.4
Expected return on plan assets	(6.5)	(5.3)	—	—
Amortization of unrecognized losses, transition obligation and prior service costs, including curtailment gain recognized in 2009	2.5	5.1	(4.2)	(0.9)

	$3.8	$7.9	$(3.8)	$0.6

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
Note 11 — Financing Arrangements
Short-term debt — At March 31, 2010, $0.7 million of short-term notes issued by certain of our European subsidiaries were outstanding.
Long-term debt — Long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in millions)	2010 (1)	2009 (1)
8.875% senior notes due May 2012	$279.5	$279.5
7.500% debentures due December 2015	50.0	50.0
Medium-term notes:
6.52% medium-term notes due February 2010	—	19.9
6.58% medium-term notes due February 2011	19.8	19.7
Credit facility borrowings, facility expires March 2011	40.0	40.0

Total long-term debt	$389.3	$409.1
Less current portion	59.8	19.9

Total long-term debt, net of current portion	$329.5	$389.2

(1)	Book values include unamortized discounts, as applicable.
Current maturities of long-term debt at March 31, 2010 includes $19.8 million of our 6.58% medium-term notes due February 2011 and $40.0 million of borrowings on our credit facility, which expires March 2011.
We are exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the market risk faced by PolyOne from December 31, 2009 to March 31, 2010.
Note 12 — Sale of Accounts Receivable
Accounts receivable consist of the following:

	March 31,	December 31,
(In millions)	2010	2009
Trade accounts receivable	$153.6	$129.2
Retained interest in securitized accounts receivable	193.2	151.1
Allowance for doubtful accounts	(6.2)	(5.9)

	$340.6	$274.4

Sale of Accounts Receivable — Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly-owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. The receivables sale facility matures in June 2012. As of March 31, 2010 and December 31, 2009, accounts receivable totaling $193.2 million and $151.1 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of March 31, 2010 and December 31, 2009, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable.
The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million limit under the facility, of which $13.8 million was used at March 31, 2010. The level of availability under the receivables sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of March 31, 2010, we were in compliance with these covenants. As of March 31, 2010, $129.5 million of securitized accounts receivable were available for sale.
Note 13 — Segment Information
On February 4, 2010, we announced a new global organization structure that will help us better serve our global customers, drive our earnings growth, better execute our strategy, and leverage our strong geographic footprint. Our former International Color and Engineered Materials operating segment has been split and is now reported within the Global Specialty Engineered Materials operating segment and the Global Color, Additives and Inks operating segment. In addition, our former Resins and Intermediates segment is now referred to as the SunBelt Joint Venture. We now have five reportable segments: (1) Global Color, Additives and Inks; (2) Global Specialty Engineered Materials; (3) Performance Products and Solutions; (4) PolyOne Distribution; and (5) SunBelt Joint Venture.
As a result of these changes to PolyOne’s segment structure, prior period segment information was reclassified to conform to the 2010 presentation. These changes did not impact total segment results.

Segment information for the three-month periods ended March 31, 2010 and 2009, adjusted to reflect our new segment reporting structure and change in accounting principle follows:

				Adjusted
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)
Global Specialty Engineered Materials	$119.0	$126.3	$12.1	$81.1	$86.6	$(1.5)
Global Color, Additives and Inks	130.0	130.9	8.9	103.2	103.7	1.4
Performance Products and Solutions	166.4	183.7	12.1	142.6	158.8	1.1
PolyOne Distribution	215.0	215.9	8.6	136.5	136.9	4.9
SunBelt Joint Venture	—	—	(0.3)	—	—	11.7
Corporate and eliminations	—	(26.4)	(10.3)	—	(22.6)	(28.7)

Total	$630.4	$630.4	$31.1	$463.4	$463.4	$(11.1)

	Total Assets
		Adjusted
	March 31,	December 31,
	2010	2009
Global Specialty Engineered Materials	$346.9	$324.1
Global Color, Additives and Inks	352.6	344.7
Performance Products and Solutions	306.3	282.6
PolyOne Distribution	179.0	152.9
SunBelt Joint Venture	3.2	2.0
Corporate and eliminations	278.5	309.7

Total	$1,466.5	$1,416.0

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
During the three-month periods ended March 31, 2010 and 2009, we recorded $3.1 million and $1.5 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During these same periods, we did not receive any proceeds from insurance recoveries.
Based on estimates that were prepared by our environmental engineers and consultants, we had accruals totaling $81.3 million at March 31, 2010 and $81.7 million at December 31, 2009 to cover probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2010. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 12, Commitments and

Related-Party Information, to the consolidated financial statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2009.
We guarantee $48.8 million of SunBelt’s outstanding senior secured notes issued in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal installments annually until 2017.
Note 15 — Financial Instruments
The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. Short-term foreign exchange contracts are the only asset or liability recorded at fair value on a recurring basis. These contracts are measured based on exchange rates at March 31, 2010 and classified as a level 2 fair value measurement within the fair value hierarchy.
The following table summarizes the contractual amounts of our foreign exchange contracts as of March 31, 2010. Foreign currency amounts are translated at exchange rates as of March 31, 2010. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	March 31, 2010
Currency (In millions)	Buy	Sell

U.S. Dollar	$58.6
Euro		$54.6
British pound		4.0
The carrying amounts and fair values of our financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$209.5	$209.5	$222.7	$222.7
Long-term debt
Credit facility borrowings	40.0	40.0	40.0	40.0
7.500% debentures	50.0	46.3	50.0	45.8
8.875% senior notes	279.5	296.1	279.5	285.1
Medium-term notes	19.8	19.8	39.6	38.4
Foreign exchange contracts	0.3	0.3	0.5	0.5

Note 16 — Comprehensive Income
The following table sets forth the reconciliation of net income (loss) to comprehensive income:

	Three Months Ended
	March 31,
(In millions)	2010	Adjusted 2009
Net income (loss)	$18.4	$(17.7)
Amortization of unrecognized losses, transition obligation and prior service costs	(1.7)	3.9
Net gain occurring in the year due to plan amendments	—	18.5
Translation adjustment	(4.9)	(8.4)

Total comprehensive income	$11.8	$(3.7)

Note 17 — Subsequent Events
We have evaluated events subsequent to March 31, 2010, through the date the financial statements were issued, and have determined that no events have occurred that require adjustment of or disclosure in the condensed consolidated financial statements.

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
Recent Developments
Change in Accounting Principle
Effective January 1, 2010, we elected to change our method of valuing inventories for certain U.S. businesses to the first-in, first-out (FIFO) method, while in prior years, these inventories were valued using the last-in, first-out (LIFO) method. As a result of this change, all inventories are valued using the FIFO method. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets. All prior periods presented herein have been adjusted to apply the new method retrospectively and conform to the current costing methodology.
Highlights and Executive Summary
Selected Financial Data

	Three-month period ended
	March 31,
(In millions)	2010	2009 Adjusted
Sales	$630.4	$463.4
Operating income (loss)	31.1	(11.1)
Net income (loss)	18.4	(17.7)
Sales increased 36.0% in the first quarter of 2010 as compared to the first quarter of 2009 due to an increase in total volume of 26.8%, increased market pricing associated with higher commodity costs, most notably as it relates to the PolyOne Distribution segment.
Operating income in the first quarter of 2010 increased as compared to the first quarter of 2009 reflecting an increase in volumes, the favorable impact of improved mix and new business gains, and the realization of restructuring savings. In addition, charges related to environmental remediation and plant related restructuring were $3.1 million in the first quarter of 2010 versus $11.6 million in the first quarter of 2009.
These positive items were partially offset by an increase in selling and administrative expenses due to higher incentive compensation expense associated with the improved performance results and lower income from our equity investment in SunBelt of $12.0 million. Additionally, operating income for the first quarter of 2009 reflected a $5.0 million charge related to the adjustment to our 2008 estimated year-end goodwill impairment charge as compared to no such charge in the first quarter of 2010.
Net income increased due to the items discussed in the paragraph above and lower Other expense, net due to decreased foreign exchange losses. Income tax expense was $4.0 million in the first quarter of 2010 as compared to benefit of $8.8 million in the first quarter of 2009. The benefit recorded in the first quarter of 2009 reflects $10.0 million of income tax benefits and related interest income due to the favorable settlement of a foreign tax audit as compared to no such benefits in the first quarter of 2010.

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$209.5	$222.7
Accounts receivable facility availability	129.5	112.8

Liquidity	$339.0	$335.5

Debt, short- and long-term	$390.0	$409.6
In the first quarter of 2010, liquidity increased due to improved sales, and higher accounts receivable, which more than offset the decline in cash. The decrease in our cash balance of $13.2 million reflects the repayment of $20.0 million aggregate principal of our 6.52% medium term notes, which was partially offset by the $9.8 million of cash received from to the sale of our investment in, and related seller note receivable from, O’Sullivan Films.
Results of Operations

			Variances—Favorable
	Three Months Ended March 31,		(Unfavorable)
(Dollars in millions, except per share data)	2010	Adjusted 2009	Change	% Change
Sales	$630.4	$463.4	$167.0	36.0%

Cost of sales	526.9	412.6	(114.3)	(27.7)%

Gross margin	103.5	50.8	52.7	103.7%
Selling and administrative	73.9	70.2	(3.7)	(5.3)%
Adjustment to impairment of goodwill	—	5.0	5.0	NM
Income from equity affiliates	1.5	13.3	(11.8)	(88.7)%

Operating income (loss)	31.1	(11.1)	42.2	NM
Interest expense, net	(8.0)	(8.8)	0.8	9.1%
Other expense, net	(0.7)	(6.6)	5.9	NM

Income (loss) before income taxes	22.4	(26.5)	48.9	NM
Income tax (expense) benefit	(4.0)	8.8	(12.8)	NM

Net income (loss)	$18.4	$(17.7)	$36.1	NM

Basic earnings (loss) per common share	$0.20	$(0.19)

Diluted earnings (loss) per common share	$0.19	$(0.19)

NM — Not meaningful
Sales
Sales increased in the first quarter of 2010 as compared to the first quarter of 2009 due to an increase in total volume of 26.8% and increased market pricing associated with higher commodity and other raw material costs, most notably in our Distribution segment.
Cost of Sales
These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. As a percentage of sales, these costs declined to 83.6% of sales in the first quarter of 2010 as compared to 87.2% in the first quarter of 2009. Charges related to environmental remediation and plant related restructuring were $3.1 million in the first quarter of 2010 as compared to $11.3 million in the first quarter of 2009. The primary drivers of the remaining decrease were improved mix of products sold and the realization of savings associated with the previously announced plant realignment activities.
Selling and Administrative
These costs include selling, technology, administrative functions, corporate and general expenses and amortization of intangible assets. Selling and administrative costs increased in the first quarter of 2010 as compared to the first quarter of 2009 due to increased incentive compensation expense resulting from improved performance results, and changes in currency exchange rates. These items were partially offset by restructuring savings and lower pension and other post-employment expenses.
Adjustment to Impairment of Goodwill (2009)
During the fourth quarter of 2008, we identified indicators of potential impairment and evaluated the carrying values of goodwill and other intangible and long-lived assets. Due to the extensive work involved in performing the related asset appraisals, we initially recognized a preliminary estimate of the impairment loss of $170.0 million in 2008. Upon completion of the analysis in the first quarter of 2009, we revised our estimate of goodwill impairment to $175.0 million, and, accordingly, we recorded $5.0 million of additional goodwill impairment. There were no such charges in the first quarter of 2010.
Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
SunBelt	$0.8	$12.8
Other equity affiliates	0.7	0.5

	$1.5	$13.3

During the first quarter of 2010, Income from equity affiliates decreased as compared to the corresponding period in 2009 due to lower earnings from our SunBelt joint venture driven primarily by lower caustic soda prices.
Interest Expense, Net
Interest expense, net decreased in the first quarter of 2010 as compared to the first quarter of 2009 due to lower average borrowing levels and lower interest rates on our variable rate debt.
Included in Interest expense, net for each of the three months ended March 31, 2010 and 2009 is interest income of $0.8 million.
Other Expense, Net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items are as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Currency exchange loss	$(4.0)	$(4.2)
Foreign exchange contracts gains (losses), net	3.6	(2.2)
Receivable sale facility fees	(0.3)	(0.3)
Other income, net	—	0.1

Other expense, net	$(0.7)	$(6.6)

Income Tax (Expense) Benefit
For the first quarter of 2010, we recorded income tax expense of $4.0 million compared to an income tax benefit of $8.8 million in the first quarter of 2009.
We decreased existing valuation allowances against our deferred tax assets by $11.7 million in the first quarter of 2010. The related non-cash benefit to income tax expense was $2.9 million and related to various U.S. federal, state, local and foreign deferred tax assets. The remaining decrease is related to changes in our deferred tax balances associated with changing our costing method for certain inventories as noted in Note 2, Change in Accounting Principle.

In the first quarter of 2009, we recorded $10.0 million of income tax benefits and related interest income related to the favorable settlement of a foreign tax audit. No such benefits were recorded in the first quarter of 2010.
SEGMENT INFORMATION
Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset and goodwill impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.
During the first quarter of 2010, we announced our new global organization structure that will help us better serve our global customers, drive our earnings growth, better execute our strategy, and leverage our strong geographic footprint. As a result, our former International Color and Engineered Materials operating segment has been split and is now reported within the Global Specialty Engineered Materials operating segment and the Global Color, Additives and Inks operating segment. In addition, our former Resin and Intermediates segment is now referred to as the SunBelt Joint Venture. As a result of these changes, we now have five reportable segments: (1) Global Color, Additives and Inks; (2) Global Specialty Engineered Materials; (3) Performance Products and Solutions; (4) PolyOne Distribution; and (5) SunBelt Joint Venture.
As a result of these changes to PolyOne’s segment structure, all prior period segment information was reclassified to conform to the 2010 presentation. These changes did not impact total segment results.
Sales and Operating Income (Loss) — Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009:

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009	Change	% Change
Sales:
Global Specialty Engineered Materials	$126.3	$86.6	$39.7	45.8%
Global Color, Additives and Inks	130.9	103.7	27.2	26.2%
Performance Products and Solutions	183.7	158.8	24.9	15.7%
PolyOne Distribution	215.9	136.9	79.0	57.7%
Corporate and eliminations	(26.4)	(22.6)	(3.8)	16.8%

	$630.4	$463.4	$167.0	36.0%

Operating income (loss):
Global Specialty Engineered Materials	$12.1	$(1.5)	$13.6	NM
Global Color, Additives and Inks	8.9	1.4	7.5	535.7%
Performance Products and Solutions	12.1	1.1	11.0	NM
PolyOne Distribution	8.6	4.9	3.7	75.5%
SunBelt Joint Venture	(0.3)	11.7	(12.0)	NM
Corporate and eliminations	(10.3)	(28.7)	18.4	64.1%

	$31.1	$(11.1)	$42.2	NM

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	9.6%	(1.7)%	11.3% points
Global Color, Additives and Inks	6.8%	1.4%	5.4% points
Performance Products and Solutions	6.6%	0.7%	5.9% points
PolyOne Distribution	4.0%	3.6%	0.4% points
Total	4.9%	(2.4)%	7.3% points

NM — Not meaningful
Global Specialty Engineered Materials
Sales increased $39.7 million, or 45.8%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the improved demand in our end markets and the favorable impact of changes in currency exchange rates. Volumes increased 41.5% as compared to the first quarter of 2009, with the largest percentage increases occurring in Europe and Asia. The end markets that experienced the highest growth include consumer products, wire & cable, transportation and electronics.
Operating income increased to $12.1 million in the first quarter of 2010 from an operating loss of $1.5 million in the first quarter of 2009 primarily due to increased volumes, the benefits of profitable new business gains, lower raw material costs in certain product lines and the realization of savings from our restructuring activities. These items were partially offset by an increase in selling and administrative costs, primarily associated with increased incentive compensation expenses associated with the improved performance results.
Global Color, Additives and Inks
Sales increased $27.2 million, or 26.2%, in the first quarter of 2010 compared to the first quarter of 2009 due to an increase in volumes, a higher value sales mix and the favorable impact of changes in currency exchange rates. Volumes increased 20.4% as compared to the first quarter of 2009, with the largest percentage increases in North America and Europe. In North America, sales increased across most of our end markets, led by industrial and transportation. In Europe, the increase in sales is primarily attributable to the building & construction, packaging and wire & cable end markets.
Operating income increased $7.5 million in the first quarter of 2010 as compared to the first quarter of 2009 driven by increased volumes, cost reductions from our restructuring initiatives, improved sales mix and lower raw material costs. These items were partially offset by an increase in selling and administrative costs, primarily associated with increased incentive compensation expenses associated with the improved performance results.
Performance Products and Solutions
Sales increased $24.9 million, or 15.7%, in the first quarter of 2010 compared to the first quarter of 2009 due to an increase in volumes and the favorable impact of changes in currency exchange rates. Volumes increased 21.6% as compared to the first quarter of 2009, driven primarily by improvements in the transportation and industrial end markets. Sales did not increase as much as volumes primarily due to the impact of a higher mix of tolling services provided by our Producer Services business for the automotive industry.
Operating income increased in the first quarter of 2010 compared to the first quarter of 2009 due to the increase in volumes and savings from our restructuring activities. These items were partially offset by an increase in selling and administrative costs, primarily associated with increased incentive compensation expenses associated with the improved performance results.
PolyOne Distribution
PolyOne Distribution sales increased $79.0 million, or 57.7%, in the first quarter of 2010 compared to the first quarter of 2009, reflecting a 29.2% increase in volume and improved mix. Additionally, sales were favorably impacted by increased market pricing associated with raw material inflation in the North American plastics and chemicals industry, as our Distribution business is largely a pass through for raw material costs from our suppliers.
Operating income increased in the first quarter of 2010 compared to the first quarter of 2009 due to the increase in volume and a more profitable mix of products sold. These items were partially offset by an increase in selling and administrative costs, primarily associated with increased incentive compensation expenses associated with the improved performance results.

SunBelt Joint Venture
Income from the SunBelt Joint Venture declined in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower caustic soda prices. The negative impact of these items was partially offset by the favorable impact of improved pricing for chlorine as compared to the first quarter of 2009.
Corporate and Eliminations
Operating loss from Corporate and eliminations improved in the first quarter of 2010 as compared to the first quarter of 2009 due mainly to a decrease in restructuring charges, as the activities associated with the previously announced plant realignment were completed in 2009, partially offset by increased incentive compensation expense due to improved performance. The following table breaks down Corporate and eliminations into its various components:

	Three Months Ended March 31,
(In millions)	2010	2009
Environmental remediation costs, net of recoveries	$(3.1)	$(1.5)
Employee separation and plant phaseout (a)	—	(10.1)
Share-based compensation	(0.9)	(0.6)
Incentive compensation	(8.4)	(0.8)
Unallocated pension and other post-retirement expense	1.1	(7.4)
Adjustment to impairment of goodwill (b)	—	(5.0)
Insurance settlement	3.2	—
All other and eliminations (c)	(2.2)	(3.3)

Total Corporate and eliminations	$(10.3)	$(28.7)

(a)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that include eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity. See Note 9, Employee Separation and Plant Phaseout, to the accompanying consolidated financial statements for further information.

(b)	In the first quarter of 2009, we increased our estimated year-end goodwill impairment charge of $170.0 million by $5.0 million.

(c)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources

(In millions)	March 31, 2010	December 31, 2009
Cash and cash equivalents	$209.5	$222.7
Accounts receivable facility availability	129.5	112.8

Liquidity	$339.0	$335.5

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.
In the first quarter of 2010, liquidity increased due to improved sales, and higher accounts receivable, which more than offset the decline in cash. The decrease in our cash balance of $13.2 million reflects the repayment of $20.0 million aggregate principal of our 6.52% medium-term notes, which was partially offset by the $9.8 million of cash received from to the sale of our investment in, and related seller note receivable from, O’Sullivan Films.
Cash Flows
The following discussion focuses on the material components of cash flows from operating, investing and financing activities for the first quarter of 2010.

Operating Activities — Cash provided by operating activities was $2.8 million in the first quarter of 2010 as compared to $70.4 million in the first quarter of 2009. In the first quarter of 2010, working capital (defined as accounts receivable plus inventory less accounts payable) increased, reflecting our investment in support of our sales growth. However, working capital as a percentage of sales continued to improve and for the first quarter of 2010 was 9.1% versus 16.1% in the first quarter of 2009.
Investing Activities — Cash provided by investing activities during the first quarter of 2010 was $3.5 million, which was primarily comprised of cash proceeds from the sale of our investment in O’Sullivan and the collection of the principal on the related note receivable. Partially offsetting these proceeds was capital expenditures of $4.3 million. Cash used by investing activities in the first quarter of 2009 included $6.7 million of capital expenditures.
Financing Activities — Net cash used by financing activities in the first quarter of 2010 reflects the repayment of $20.0 million aggregate principal amount of our 6.52% medium term notes. In the first quarter of 2009, net cash provided by financing activities reflected a $15.2 million increase in short-term borrowings.
Capital Resources
As of March 31, 2010, we had existing facilities to access available capital resources totaling $519.5 million. The following table summarizes our available and outstanding facilities as of March 31, 2010:

(In millions)	Outstanding	Available
Long-term debt, including current maturities	$389.3	$—
Receivables sale facility	—	129.5
Short-term debt	0.7	—

	$390.0	$129.5

Long-Term Debt
As of March 31, 2010, long-term debt totaled $389.3 million, with maturities ranging from 2011 to 2015. Current maturities of long-term debt at March 31, 2010 were $59.8 million.
Guarantee and Agreement
We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., KeyBank National Association and National City Bank (now PNC Bank) on June 6, 2006. Under this Guarantee and Agreement, we guarantee some treasury management and banking services provided to us and our subsidiaries, such as foreign currency forwards and bank overdrafts. This guarantee is secured by our inventories located in the United States.
Credit Facility
On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. The credit agreement provides for an unsecured revolving and letter of credit facility with total commitments of up to $40.0 million. The credit agreement expires on March 20, 2011.
Borrowings under the credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. At March 31, 2010, we had outstanding borrowings under the credit facility of $40.0 million that is included in Current portion of long-term debt in the accompanying consolidated balance sheets. The credit agreement contains covenants that, among other things, restrict our ability to incur liens, and various other customary provisions, including affirmative and negative covenants, and representations and warranties. As of March 31, 2010, we were in compliance with the covenants in the credit agreement.
Receivables Sale Facility
As of March 31, 2010, we had receivables sale facilities outstanding in the United States and Canada totaling $200.0 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of

$200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $13.8 million was used at March 31, 2010.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less. As of March 31, 2010, the average excess availability under the facility was greater than $40.0 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.
Each indenture governing our senior unsecured notes and debentures and our guarantee of the $48.8 million of SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures.
Notes Receivable
Included in Other non-current assets as of March 31, 2010 is $24.0 million outstanding on a seller note receivable due from Excel Polymers LLC, which purchased our elastomers and performance additives business in August 2004. With the extension of this note in 2009, we were given a secured position in the assets of the business. This note accrues interest at 10% per annum and is due in full with accrued interest at maturity on February 29, 2012.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the three months ended March 31, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies and Estimates
Effective January 1, 2010, we elected to change our method of valuing inventories for certain U.S. businesses to the FIFO method, while in prior years, these inventories were valued using the LIFO method. As a result of this change, all inventories are valued using the FIFO method. Inventories accounted for under the FIFO method as a percent of total consolidated inventories was 76%, with the remainder determined on a LIFO basis at December 31, 2009. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections, all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method increased our inventory balance and retained earnings by $42.4 million as of January 1, 2009.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates in the markets where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor alkali, vinyl chloride monomer (VCM) or other industries in which we participate;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to our specialization strategy, operational excellence initiatives, cost reductions and employee productivity goals;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the possibility of further degradation in the North American building and construction market;

•	amounts for non-cash charges relating to property, plant and equipment that differ from the original estimates because of the ultimate fair market value of such property, plant and equipment;

•	amounts required for capital expenditures at remaining locations changing based on the level of expenditures required to shift production capacity;

•	our ability to continue to realize anticipated savings and operational benefits from our realigning of assets, including those related to closure of certain production facilities;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates on debt obligations and currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. We intend to use these derivative financial instruments as risk management tools and not for speculative investment purposes.
Interest rate exposure — We are subject to interest rate risk related to our floating rate debt. As of March 31, 2010, approximately 90% of the principal amount of our debt obligations were at fixed rates. Additionally, borrowings under the credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. There would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of March 31, 2010.
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
Disclosure controls and procedures
PolyOne’s management, under the supervision of, and with the participation of, its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based upon this evaluation, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, its disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — Other Information

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1+	Form of Grant of Performance Shares under the 2010 Long-Term Incentive Plan

10.2+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan

10.3+	Form of Grant of Performance Units under the 2010 Long-Term Incentive Plan

18.1	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2010	POLYONE CORPORATION
/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1+	Form of Grant of Performance Shares under the 2010 Long-Term Incentive Plan

10.2+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan

10.3+	Form of Grant of Performance Units under the 2010 Long-Term Incentive Plan

18.1	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants