Form 10-Q
period 2010-06-30
POLYONE CORP
filed 2010-08-02
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding common shares of the registrant, $0.01 par value, as of July 28, 2010 was 93,082,923.

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II Other Information
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-4.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I – Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	Adjusted 2009	2010	Adjusted 2009
Sales	$692.9	$496.5	$1,323.3	$959.9

Cost of sales	566.2	415.6	1,093.1	828.2

Gross margin	126.7	80.9	230.2	131.7
Selling and administrative	73.0	77.1	146.9	147.3
Adjustment to impairment of goodwill	—	—	—	5.0
Income from equity affiliates	7.8	10.1	9.3	23.4

Operating income	61.5	13.9	92.6	2.8
Interest expense, net	(7.7)	(8.8)	(15.7)	(17.6)
Other expense, net	(1.2)	(0.7)	(1.9)	(7.3)

Income (loss) before income taxes	52.6	4.4	75.0	(22.1)
Income tax (expense) benefit	(6.9)	(6.3)	(10.9)	2.5

Net income (loss)	$45.7	$(1.9)	$64.1	$(19.6)

Earnings (loss) per common share:
Basic earnings (loss)	$0.49	$(0.02)	$0.69	$(0.21)
Diluted earnings (loss)	$0.47	$(0.02)	$0.67	$(0.21)

Weighted-average shares used to compute earnings (loss) per share:
Basic	92.8	92.4	92.7	92.3
Diluted	96.3	92.4	95.6	92.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)	Adjusted
	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$241.1	$222.7
Accounts receivable, net	360.8	274.4
Inventories	226.9	183.7
Other current assets	28.7	38.0

Total current assets	857.5	718.8
Property, net	363.7	392.4
Investment in equity affiliates and nonconsolidated subsidiary	12.0	5.8
Goodwill	163.7	163.5
Other intangible assets, net	69.5	71.7
Deferred income tax assets	6.9	8.1
Other non-current assets	57.7	55.7

Total assets	$1,531.0	$1,416.0

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$59.8	$19.9
Short-term debt	0.4	0.5
Accounts payable	329.8	238.3
Accrued expenses	111.7	117.0

Total current liabilities	501.7	375.7
Long-term debt	329.6	389.2
Post-retirement benefits other than pensions	20.1	21.8
Pension benefits	167.5	173.0
Other non-current liabilities	104.6	98.6
Shareholders’ equity	407.5	357.7

Total liabilities and shareholders’ equity	$1,531.0	$1,416.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
		Adjusted
	2010	2009
Operating Activities
Net income (loss)	$64.1	$(19.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.8	34.0
Deferred income tax provision	1.9	8.8
Provision for doubtful accounts	2.4	1.5
Stock compensation expense	2.1	1.4
Adjustment to impairment of goodwill	—	5.0
Asset write-downs and impairment charges	0.1	1.4
Companies carried at equity:
Income from equity affiliates	(9.3)	(23.4)
Dividends and distributions received	1.5	14.2
Change in assets and liabilities, net of acquisition:
Increase in accounts receivable	(100.2)	(9.4)
(Increase) decrease in inventories	(49.0)	60.8
Increase in accounts payable	100.3	74.7
Decrease in sale of accounts receivable	—	(14.2)
Decrease in accrued expenses and other	(0.5)	(0.6)

Net cash provided by operating activities	41.2	134.6

Investing Activities
Capital expenditures	(10.9)	(12.2)
Proceeds from sale of equity affiliate and other assets	7.8	—

Net cash used by investing activities	(3.1)	(12.2)

Financing Activities
Change in short-term debt	—	15.1
Repayment of long-term debt	(20.0)	—
Proceeds from the exercise of stock options	1.6	—

Net cash (used) provided by financing activities	(18.4)	15.1

Effect of exchange rate changes on cash	(1.3)	0.5

Increase in cash and cash equivalents	18.4	138.0
Cash and cash equivalents at beginning of period	222.7	44.3

Cash and cash equivalents at end of period	$241.1	$182.3

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
Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2010.
Note 2 – Change in Accounting Principle
Effective January 1, 2010, we elected to change our method of valuing inventories for certain U.S. businesses to the first-in, first-out (FIFO) method, while in prior years, these inventories were valued using the last-in, first-out (LIFO) method. As a result of this change, all inventories are valued using the FIFO method. Inventories accounted for under the FIFO method as a percent of total consolidated inventories was 76%, with the remainder determined on a LIFO basis at December 31, 2009. We believe the FIFO method is preferable as it conforms the inventory costing methods for all of our inventories to a single method and improves comparability with our industry peers. The FIFO method also better reflects current acquisition cost of those inventories on our consolidated balance sheets. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections, all prior periods presented have been adjusted to apply the new method retrospectively. The effect of the change in our inventory costing method increased our inventory balance and retained earnings by $42.4 million as of January 1, 2009. There were no tax effects to retained earnings for any of the periods presented below due to the fact that we have a valuation allowance recorded against our net deferred tax assets in the United States.
We have presented the effects of the change in accounting principle for inventory costs on our consolidated financial statements for 2010 and 2009 below. We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Statements of Operations

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Computed	Change	Reported	Originally	Change
(In millions, except per share data)	under LIFO	to FIFO	under FIFO	Reported	to FIFO	Adjusted
Sales	$692.9	$—	$692.9	$496.5	$—	$496.5
Cost of sales	566.4	(0.2)	566.2	410.2	5.4	415.6

Gross margin	126.5	0.2	126.7	86.3	(5.4)	80.9
Selling and administrative	73.0	—	73.0	77.1	—	77.1
Income from equity affiliates	7.8	—	7.8	10.1	—	10.1

Operating income	61.3	0.2	61.5	19.3	(5.4)	13.9
Interest and other expense, net	(8.9)	—	(8.9)	(9.5)	—	(9.5)

Income before income taxes	52.4	0.2	52.6	9.8	(5.4)	4.4
Income tax expense	(6.9)	—	(6.9)	(6.3)	—	(6.3)

Net income	$45.5	$0.2	$45.7	$3.5	$(5.4)	$(1.9)

Earnings per common share:
Basic earnings per common share	$0.49	$—	$0.49	$0.04	$(0.06)	$(0.02)
Diluted earnings per common share	$0.47	$—	$0.47	$0.04	$(0.06)	$(0.02)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Computed	Change	Reported	Originally	Change
(In millions, except per share data)	under LIFO	to FIFO	under FIFO	Reported	to FIFO	Adjusted
Sales	$1,323.3	$—	$1,323.3	$959.9	$—	$959.9
Cost of sales	1,093.8	(0.7)	1,093.1	814.4	13.8	828.2

Gross margin	229.5	0.7	230.2	145.5	(13.8)	131.7
Selling and administrative	146.9	—	146.9	147.3	—	147.3
Other income, net	9.3	—	9.3	18.4	—	18.4

Operating income	91.9	0.7	92.6	16.6	(13.8)	2.8
Interest and other expense, net	(17.6)	—	(17.6)	(24.9)	—	(24.9)

Income before income taxes	74.3	0.7	75.0	(8.3)	(13.8)	(22.1)
Income tax expense	(10.9)	—	(10.9)	2.5	—	2.5

Net income	$63.4	$0.7	$64.1	$(5.8)	$(13.8)	$(19.6)

Earnings per common share:
Basic earnings per common share	$0.69	$0.01	$0.69	$(0.06)	$(0.15)	$(0.21)
Diluted earnings per common share	$0.66	$0.01	$0.67	$(0.06)	$(0.15)	$(0.21)

Condensed Consolidated Balance Sheets

	June 30, 2010
	Computed	Change	Reported
(In millions)	under LIFO	to FIFO	under FIFO
Assets
Current assets:
Inventories	$202.1	$24.8	$226.9
Other current assets	630.6	—	630.6

Total current assets	832.7	24.8	857.5
Other non-current assets	673.5	—	673.5

Total assets	$1,506.2	$24.8	$1,531.0

Liabilities and Shareholders’ Equity
Current liabilities	$501.7	$—	$501.7
Non-current liabilities	621.8	—	621.8
Shareholders’ equity	382.7	24.8	407.5

Total liabilities and shareholders’ equity	$1,506.2	$24.8	$1,531.0

	December 31, 2009
	Originally	Change
(In millions)	Reported	to FIFO	Adjusted
Assets
Current assets:
Inventories	$159.6	$24.1	$183.7
Other current assets	535.1	—	535.1

Total current assets	694.7	24.1	718.8
Other non-current assets	697.2	—	697.2

Total assets	$1,391.9	$24.1	$1,416.0

Liabilities and Shareholders’ Equity
Current liabilities	$375.7	$—	$375.7
Non-current liabilities	682.6	—	682.6
Shareholders’ equity	333.6	24.1	357.7

Total liabilities and shareholders’ equity	$1,391.9	$24.1	$1,416.0

Condensed Consolidated Statement of Cash Flows

	Six months ended June 30, 2010
	Computed	Change	Reported
(In millions)	under LIFO	to FIFO	under FIFO
Operating Activities
Net income	$63.4	$0.7	$64.1
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	26.5	—	26.5
Change in assets and liabilities, net of acquisition:
Increase in inventories	(48.3)	(0.7)	(49.0)
Decrease in other	(0.4)	—	(0.4)

Net cash provided by operating activities	41.2	—	41.2
Net cash used by investing activities	(3.1)	—	(3.1)
Net cash used by financing activities	(18.4)	—	(18.4)
Effect of exchange rate changes on cash	(1.3)	—	(1.3)

Increase in cash and cash equivalents	18.4	—	18.4
Cash and cash equivalents at beginning of period	222.7	—	222.7

Cash and cash equivalents at end of period	$241.1	—	$241.1

	Six months ended June 30, 2009
	Originally	Change	Adjusted
(In millions)	Reported	to FIFO
Operating Activities
Net loss	$(5.8)	$(13.8)	$(19.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other adjustments, net	42.9	—	42.9
Change in assets and liabilities, net of acquisition:
Decrease in inventories	47.0	13.8	60.8
Increase in other	50.5	—	50.5

Net cash provided by operating activities	134.6	—	134.6
Net cash used by investing activities	(12.2)	—	(12.2)
Net cash provided by financing activities	15.1	—	15.1
Effect of exchange rate changes on cash	0.5	—	0.5

Increase in cash and cash equivalents	138.0	—	138.0
Cash and cash equivalents at beginning of period	44.3	—	44.3

Cash and cash equivalents at end of period	$182.3	—	$182.3

Note 3 – Goodwill
Goodwill as of June 30, 2010 and December 31, 2009, by operating segment, was as follows:

	June 30,	December 31,
(In millions)	2010	2009
Global Specialty Engineered Materials	$82.5	$82.4
Global Color, Additives and Inks	72.2	72.1
Performance Products and Solutions	7.4	7.4
PolyOne Distribution	1.6	1.6

Total	$163.7	$163.5

Note 4 – Inventories
As discussed in Note 2, Change in Accounting Principle, effective January 1, 2010, we elected to change our costing method for certain inventories. We applied this change in accounting principle by adjusting all prior periods presented retrospectively. Components of inventories are as follows:

		Adjusted
	June 30,	December 31,
(In millions)	2010	2009
At FIFO cost:
Finished products	$141.0	$108.4
Work in process	3.5	2.4
Raw materials and supplies	82.4	72.9

	$226.9	$183.7

Note 5 – Property

	June 30,	December 31,
(In millions)	2010	2009
Land and land improvements	$41.0	$40.7
Buildings	280.9	277.0
Machinery and equipment	891.7	916.5

	1,213.6	1,234.2
Less accumulated depreciation and amortization	(849.9)	(841.8)

	$363.7	$392.4

Note 6 – Income Taxes
Income tax expense was $6.9 million for the second quarter of 2010 compared to $6.3 million in the second quarter of 2009. For the first half of 2010, we recognized income tax expense of $10.9 million compared to a benefit of $2.5 million in the first half of 2009. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $12.9 million and $16.5 million, respectively, in the second quarter and first half of 2010. The related non-cash benefit to income tax expense was $12.2 million and $15.1 million, respectively, and related to various U.S. federal, state, local, and foreign deferred tax assets. We were able to realize these benefits and reduce our valuation allowance primarily as a result of generating positive pretax income during the second quarter and first half of 2010.

We increased existing valuation allowances against our deferred tax assets by $7.7 million in the first half of 2009. This non-cash charge to income tax expense related to various U.S. federal, state, local, and foreign deferred tax assets. Also, during the second quarter and first half of 2009, we recognized $7.0 million of income tax expense and $3.0 million of income tax benefit, respectively, including related interest and penalties associated with uncertain tax positions.
We recognize interest and penalties related to uncertain income tax items in the provision for income taxes.
Note 7 – Investment in Equity Affiliates
The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt) are included in the SunBelt Joint Venture segment. We own 50% of SunBelt.
The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
Net sales	$41.4	$45.7	$69.0	$98.2
Operating income	$16.3	$20.1	$19.7	$47.6
Partnership income as reported by SunBelt	$14.2	$18.1	$15.8	$43.6

Equity affiliate earnings recorded by PolyOne	$7.1	$9.0	$7.9	$21.8

	June 30,	December 31,
(In millions)	2010	2009
Current assets	$39.5	$16.1
Non-current assets	86.5	94.1

Total assets	126.0	110.2

Current liabilities	21.4	21.4
Non-current liabilities	85.3	85.3

Total liabilities	106.7	106.7

Partnership capital	$19.3	$3.5

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
As reported by other equity affiliates:
Net sales	$14.5	$22.2	$27.1	$42.4
Operating income	$1.4	$2.5	$2.8	$3.6
Partnership income	$1.4	$2.1	$2.8	$3.1

Equity affiliate earnings recorded by PolyOne	$0.7	$1.1	$1.4	$1.6

Note 8 – Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	Adjusted 2009	2010	2009
Weighted-average shares outstanding – basic	92.8	92.4	92.7	92.3

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	92.8	92.4	92.7	92.3
Plus dilutive impact of stock options and awards	3.5	—	2.9	—

Weighted-average shares – diluted	96.3	92.4	95.6	92.3

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding. Pursuant to FASB ASC Topic 260, Earnings Per Share, when a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for the three-month and six-month periods ended June 30, 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.
Outstanding stock options with exercise prices greater than the average price of the common shares and certain other awards are anti-dilutive and are not included in the computation of diluted earnings per share. For the three-month and six-month periods ended June 30, 2010, 1.0 million of these options and awards were excluded from the computation of diluted earnings per share. Since we reported a net loss for the three-month and six-month periods ended June 30, 2009, all stock options and awards, which totaled 7.8 million at June 30, 2009, were excluded from the computation of the diluted loss per share because their effect would have been anti-dilutive.
Note 9 – Employee Separation and Plant Phaseout
Management has undertaken certain restructuring initiatives to improve profitability and, as a result, we incurred employee separation and plant phaseout costs. Employee separation and plant phaseout costs are reflected on the line Corporate and eliminations in Note 13, Segment Information. For further discussion of these initiatives, see Note 3, Employee Separation and Plant Phaseout, to the consolidated financial statements and the accompanying notes included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2009.
A summary of total employee separation and plant phaseout costs for the three-month and six-month periods ended June 30, 2010 and 2009, including where the charges are recorded in the accompanying condensed consolidated statements of operations, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Cost of sales	$0.3	$2.9	$0.3	$12.7
Selling and administrative	0.3	0.1	0.3	0.4

Total employee separation and plant phaseout	$0.6	$3.0	$0.6	$13.1

Cash payments during the three-month periods ended June 30, 2010 and 2009 were $0.8 million and $12.5 million, respectively. Cash payments during the six-month periods ended June 30, 2010 and 2009 were $2.9 million and $20.5 million, respectively. Included in Cost of sales for the six-month periods ended June 30, 2010 and 2009 were charges of $0.2 million and $5.4 million, respectively, for accelerated depreciation on assets related to these restructuring initiatives, all of which were recognized during the first quarter of each respective year.

The following table details the charges and changes to the reserves associated with these restructuring initiatives for the six-month period ended June 30, 2010:

	Employee	Plant Phaseout Costs
	Separation		Asset
(Dollars in millions)	Costs	Cash Closure	Write-downs	Total
Realignment of certain manufacturing plants
Balance at January 1, 2010	$3.0	$1.7	$—	$4.7
Charge	0.5	0.1	—	0.6
Utilized	(2.4)	(1.8)	—	(4.2)
Impact of foreign currency translation	—	0.1	—	0.1

Balance at June 30, 2010	$1.1	$0.1	$—	$1.2

We do not expect to incur significant expenses associated with these activities in 2010.
Note 10 – Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Service cost	$0.4	$0.4	$0.8	$0.7
Interest cost	7.4	7.8	14.8	15.7
Expected return on plan assets	(6.5)	(5.4)	(13.0)	(10.8)
Amortization of unrecognized losses, transition obligation and prior service costs, including curtailment gain recognized in 2009	2.5	2.9	5.0	8.0

	$3.8	$5.7	$7.6	$13.6

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.3	1.4	0.7	2.9
Expected return on plan assets	—	—	—	—
Amortization of unrecognized losses, transition obligation and prior service cost	(4.2)	(0.9)	(8.4)	(1.8)

	$(3.9)	$0.6	$(7.7)	$1.2

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

Note 11 – Financing Arrangements
Short-term debt – At June 30, 2010, $0.4 million of short-term notes issued by certain of our European subsidiaries were outstanding.
Long-term debt – Long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in millions)	2010(1)	2009(1)
8.875% senior notes due May 2012	$279.6	$279.5
7.500% debentures due December 2015	50.0	50.0
Medium-term notes:
6.52% medium-term notes due February 2010	—	19.9
6.58% medium-term notes due February 2011	19.8	19.7
Credit facility borrowings, facility expires March 2011	40.0	40.0

Total long-term debt	$389.4	$409.1
Less current portion	59.8	19.9

Total long-term debt, net of current portion	$329.6	$389.2

(1)	Book values include unamortized discounts, as applicable.
Current maturities of long-term debt at June 30, 2010 includes $19.8 million of our 6.58% medium-term notes due February 2011 and $40.0 million of borrowings on our credit facility. On July 7, 2010, we repaid $40 million of outstanding borrowings from Citicorp USA, Inc. and also terminated the related commitments under our $40 million unsecured revolving and letter of credit facility, which was scheduled to mature on March 20, 2011.
We are exposed to market risk from changes in interest rates on debt obligations and from changes in foreign currency exchange rates. Information about these risks and exposure management is included in Item 7A “Qualitative and Quantitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the market risk faced by PolyOne from December 31, 2009 to June 30, 2010.
Note 12 – Sale of Accounts Receivable
Accounts receivable consist of the following:

	June 30,	December 31,
(In millions)	2010	2009
Trade accounts receivable	$152.6	$129.2
Retained interest in securitized accounts receivable	213.9	151.1
Allowance for doubtful accounts	(5.7)	(5.9)

	$360.8	$274.4

Sale of Accounts Receivable — Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly-owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. The receivables sale facility matures in June 2012. As of June 30, 2010 and December 31, 2009, accounts receivable totaling $213.9 million and $151.1 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of June 30, 2010 and December 31, 2009, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable.

The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million limit under the facility, of which $13.7 million was used at June 30, 2010. The level of availability under the receivables sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of June 30, 2010, we were in compliance with these covenants. As of June 30, 2010, $153.6 million of securitized accounts receivable were available for sale.
Note 13 – Segment Information
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
Segment information for the three-month and six-month periods ended June 30, 2010 and 2009, adjusted to reflect our new segment reporting structure and change in accounting principle follows:

				Adjusted
	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
						Segment
	Sales to		Segment	Sales to		Operating
	External		Operating	External		Income
(In millions)	Customers	Total Sales	Income	Customers	Total Sales	(Loss)
Global Specialty Engineered Materials	$119.0	$127.5	$12.1	$91.1	$96.2	$5.7
Global Color, Additives and Inks	136.6	137.1	11.6	117.5	118.1	6.2
Performance Products and Solutions	196.8	218.5	17.6	153.3	170.3	12.4
PolyOne Distribution	240.5	241.4	11.6	134.6	135.1	3.9
SunBelt Joint Venture	—	—	6.1	—	—	8.0
Corporate and eliminations	—	(31.6)	2.5	—	(23.2)	(22.3)

Total	$692.9	$692.9	$61.5	$496.5	$496.5	$13.9

				Adjusted
	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
			Segment			Segment
	Sales to		Operating	Sales to		Operating
	External		Income	External		Income
(In millions)	Customers	Total Sales	(Loss)	Customers	Total Sales	(Loss)
Global Specialty Engineered Materials	$238.0	$253.8	$24.2	$172.2	$182.8	$4.2
Global Color, Additives and Inks	266.6	268.0	20.5	220.7	221.8	7.6
Performance Products and Solutions	363.2	402.2	29.7	295.9	329.1	13.5
PolyOne Distribution	455.5	457.3	20.2	271.1	272.0	8.8
SunBelt Joint Venture	—	—	5.8	—	—	19.7
Corporate and eliminations	—	(58.0)	(7.8)	—	(45.8)	(51.0)

Total	$1,323.3	$1,323.3	$92.6	$959.9	$959.9	$2.8

	Total Assets
		Adjusted
		December 31,
(In millions)	June 30, 2010	2009
Global Specialty Engineered Materials	$343.3	$324.1
Global Color, Additives and Inks	345.8	344.7
Performance Products and Solutions	319.5	282.6
PolyOne Distribution	200.2	152.9
SunBelt Joint Venture	10.2	2.0
Corporate and eliminations	312.0	309.7

Total	$1,531.0	$1,416.0

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
During the six-month periods ended June 30, 2010 and 2009, we recognized $6.3 million and $2.9 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the six-month period ended June 30, 2010, we received $14.4 million of proceeds from insurance recoveries. During the six-month period ended June 30, 2009, we did not receive any proceeds from insurance recoveries.
Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $79.6 million at June 30, 2010 and $81.7 million at December 31, 2009 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2010. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 12, Commitments and Related-Party Information, to the consolidated financial statements included in PolyOne’s Annual Report on Form 10-K for the year ended December 31, 2009.
We guarantee $48.8 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal annual installments through 2017.
Note 15 – Financial Instruments
The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. Short-term foreign exchange contracts are the only asset or liability recorded at fair value on a recurring basis. These contracts are measured based on exchange rates at June 30, 2010 and classified as a level 2 fair value measurement within the fair value hierarchy.

The following table summarizes the contractual amounts of our foreign exchange contracts as of June 30, 2010. Foreign currency amounts are translated at exchange rates as of June 30, 2010. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	June 30, 2010
Currency (In millions)	Buy	Sell

U.S. Dollar	$53.7
Euro		$49.8
British pound		$3.9
The carrying amounts and fair values of our financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$241.1	$241.1	$222.7	$222.7
Long-term debt
Credit facility borrowings	40.0	40.0	40.0	40.0
7.500% debentures	50.0	49.0	50.0	45.8
8.875% senior notes	279.6	291.9	279.5	285.1
Medium-term notes	19.8	20.0	39.6	38.4
Foreign exchange contracts	0.3	0.3	0.5	0.5
Note 16 – Comprehensive Income
The following table sets forth the reconciliation of net income (loss) to comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Net income (loss)	$45.7	$(1.9)	$64.1	$(19.6)
Amortization of unrecognized losses, transition obligation and prior service costs, net of tax expense of $0.8	(0.9)	2.3	(2.6)	6.2
Net gain occurring in the year due to plan amendments (See Note 10)	—	—	—	18.5
Translation adjustment	(9.8)	7.3	(14.7)	(1.1)
Other	(0.1)	0.1	(0.1)	0.1

Total comprehensive income	$34.9	$7.8	$46.7	$4.1

Note 17 – Subsequent Events
On July 7, 2010, we repaid $40 million of outstanding borrowings from Citicorp USA, Inc. and also terminated the related commitments under our $40 million unsecured revolving and letter of credit facility, which was scheduled to mature on March 20, 2011.

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
Highlights and Executive Summary
Selected Financial Data

	Three-month period ended		Six-month period ended
	June 30,		June 30,
(In millions)	2010	2009 Adjusted	2010	2009 Adjusted
Sales	$692.9	$496.5	$1,323.3	$959.9
Operating income	61.5	13.9	92.6	2.8
Net income (loss)	45.7	(1.9)	64.1	(19.6)
Sales increased 39.6% and 37.9% in the second quarter and first half of 2010, respectively, as compared to the second quarter and first half of 2009. Volumes in the second quarter and first half of 2010 increased 27.3% and 27.1%, respectively, versus the corresponding periods in 2009. Additionally, sales were favorably impacted by a higher value sales mix and increased market pricing associated with raw material inflation. Sales increased across most of our end markets in the second quarter and first half of 2010 as compared to the corresponding periods in 2009. In North America, sales increased 47.6% and 40.4% in the second quarter and first half of 2010, respectively, led by the transportation, consumer, healthcare and industrial end markets. In Europe, sales increased 14.7% and 25.8% in the second quarter and first half of 2010, respectively, led by the transportation and wire and cable end markets. In Asia, sales increased 29.0% and 44.1% in the second quarter and first half of 2010, respectively, led by the electrical and electronics end markets.
Operating income increased in the second quarter of 2010 compared to the second quarter of 2009, reflecting an increase in volumes, the favorable impact of improved sales mix and new business gains and the realization of restructuring savings. Gains from insurance and legal settlements of $18.4 million favorably impacted operating income in the second quarter of 2010. These positive items were partially offset in the second quarter of 2010 by lower income from our equity investment in SunBelt Chlor-Alkali Partnership (SunBelt) of $1.9 million.
Operating income increased in the first half of 2010 compared to the first half of 2009, reflecting an increase in volumes, the favorable impact of improved sales mix and new business gains and the realization of restructuring savings. Gains from insurance and legal settlements of $21.6 million favorably impacted operating income in the first half of 2010. Charges related to environmental remediation and plant related restructuring were $6.9 million in the first half of 2010 versus $16.0 in the first half of 2009. Additionally, operating income for the first half of 2009 included a $5.0 million charge related to the adjustment to our 2008 estimated year-end goodwill impairment charge as compared to no such charge in the first half of 2010. These positive items were partially offset in the first half of 2010 by lower income from our equity investment in SunBelt of $13.9 million.
Net income increased primarily due to the items discussed above. In addition, Other expense, net decreased by approximately $5.4 million in the first half of 2010 primarily due to decreased foreign exchange losses. Income tax expense was $10.9 million in the first half of 2010 as compared to a benefit of $2.5 million in the first half of 2009.

(In millions)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$241.1	$222.7
Accounts receivable facility availability	153.6	112.8

Liquidity	$394.7	$335.5

Debt, short- and long-term	$389.8	$409.6
In the first half of 2010, liquidity increased by $59.2 million. The increase in our cash balance of $18.4 million includes proceeds of $21.6 million from insurance and legal settlements and $9.8 million from the sale of our investment in, and related seller note receivable from, O’Sullivan Films, which was partially offset by the repayment of $20.0 million aggregate principal of our 6.52% medium-term notes. The increase in our accounts receivable facility availability reflects an increase in sales.
Results of Operations – Three-Month Period Ended June 30, 2010 vs. Three-Month Period Ended June 30, 2009

			Variances—Favorable
	Three Months Ended June 30,		(Unfavorable)
(Dollars in millions, except per share data)	2010	2009	Change	% Change
Sales	$692.9	$496.5	$196.4	39.6%

Cost of sales	566.2	415.6	(150.6)	(36.2)%

Gross margin	126.7	80.9	45.8	56.6%
Selling and administrative	73.0	77.1	4.1	5.3%
Income from equity affiliates and minority interest	7.8	10.1	(2.3)	(22.8)%

Operating income	61.5	13.9	47.6	342.4%
Interest expense, net	(7.7)	(8.8)	1.1	(12.5)%
Other expense, net	(1.2)	(0.7)	(0.5)	71.4%

Income before income taxes	52.6	4.4	48.2	NM
Income tax expense	(6.9)	(6.3)	(0.6)	9.5%

Net income	$45.7	$(1.9)	$47.6	NM

Basic earnings (loss) per common share	$0.49	$(0.02)

Diluted earnings (loss) per common share	$0.47	$(0.02)

NM – Not meaningful
Sales
Sales increased 39.6% in the second quarter of 2010 as compared to the second quarter of 2009. Volumes increased 27.3% versus the comparable period in 2009. Additionally, sales were favorably impacted by a higher value sales mix and increased market pricing principally associated with raw material inflation. These positive items were partially offset by the impact of unfavorable changes in currency exchange rates of 1%, primarily due to a weaker euro.
Cost of Sales
These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. As a percentage of sales, these costs declined to 81.7% of sales in the second quarter of 2010 as compared to 83.7% in the second quarter of 2009. Cost of sales as a percentage of sales was favorably impacted in the second quarter of 2010 by gains of $15.9 million associated with insurance settlements and savings associated with our Lean Six Sigma improvement initiatives, partially offset by a higher mix of sales from our Distribution business, which has lower gross margin percentages than our other businesses.
Selling and Administrative
These costs include selling, technology, administrative functions, corporate and general expenses and amortization of intangible assets. Selling and administrative costs decreased in the second quarter of 2010 as compared to the second quarter of 2009 due primarily to lower pension and other post-employment benefit expenses and the impact of changes in currency exchange rates. Partially offsetting these gains were increased incentive compensation expense resulting from improved performance results.
Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Three Months Ended June 30,
(In millions)	2010	2009
SunBelt	$7.1	$9.0
Other equity affiliates	0.7	1.1

	$7.8	$10.1

During the second quarter of 2010, Income from equity affiliates decreased as compared to the corresponding period in 2009 due to lower earnings from our SunBelt joint venture driven primarily by lower caustic soda prices. The negative impact of caustic soda pricing was partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine as compared to the second quarter of 2009.
Interest Expense, net
Interest expense, net decreased in the second quarter of 2010 as compared to the second quarter of 2009 due primarily to lower average borrowing levels.
Included in Interest expense, net for each of the three months ended June 30, 2010 and 2009 is interest income of $0.8 million.
Other Expense, net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items were as follows:

	Three Months Ended June 30,
(In millions)	2010	2009
Currency exchange (loss) gain	$(5.4)	$3.8
Foreign exchange contracts gains (losses), net	4.8	(3.9)
Receivables sale facility fees	(0.4)	(0.3)
Other expense, net	(0.2)	(0.3)

Other expense, net	$(1.2)	$(0.7)

Income Tax (Expense) Benefit
For the second quarter of 2010, we recognized income tax expense of $6.9 million compared to $6.3 million in the second quarter of 2009. Valuation allowances against our deferred tax assets decreased by $12.9 million in the second quarter of 2010 as a result of our positive pretax income during that period. The related non-cash benefit to income tax expense was $12.2 million and was associated with various U.S. federal, state, local, and foreign deferred tax assets.

During the second quarter of 2009 we recognized $7.0 million of tax expense, including the related interest and penalties, associated with uncertain tax positions, partially offset by a $2.6 million tax benefit associated with a decrease in the valuation allowance.
Results of Operations – Six-Month Period Ended June 30, 2010 vs. Six-Month Period Ended June 30, 2009

			Variances—Favorable
	Six Months Ended June 30,		(Unfavorable)
(Dollars in millions, except per share data)	2010	2009	Change	% Change
Sales	$1,323.3	$959.9	$363.4	37.9%

Cost of sales	1,093.1	828.2	(264.9)	(32.0)%

Gross margin	230.2	131.7	98.5	74.8%
Selling and administrative	146.9	147.3	0.4	0.3%
Adjustment to impairment of goodwill	—	5.0	(5.0)	NM
Income from equity affiliates and minority interest	9.3	23.4	14.1	(60.3)%

Operating income	92.6	2.8	89.8	NM
Interest expense, net	(15.7)	(17.6)	1.9	10.8%
Other expense, net	(1.9)	(7.3)	5.4	74.0%

Income (loss) before income taxes	75.0	(22.1)	97.1	NM
Income tax (expense) benefit	(10.9)	2.5	(13.4)	NM

Net income (loss)	$64.1	$(19.6)	$83.7	NM

Basic earnings (loss) per common share	$0.69	$(0.21)

Diluted earnings (loss) per common share	$0.67	$(0.21)

NM – Not meaningful
Sales
Sales increased 37.9% in the first half of 2010 as compared to the first half of 2009. Volumes in the first half of 2010 increased 27.1% versus the comparable period in 2009. Additionally, sales were favorably impacted by a higher value sales mix and increased market pricing associated with raw material inflation.
Cost of Sales
Cost of sales declined to 82.6% of sales in the first half of 2010 as compared to 86.3% in the first half of 2009. Cost of sales was favorably impacted in the first half of 2010 by gains of $19.1 million associated with insurance settlements, the realization of savings associated with the previously announced plant realignment activities and savings associated with our Lean Six Sigma initiatives. Charges related to environmental remediation and plant related restructuring in cost of sales was $6.6 million in the first half of 2010 as compared to $15.6 million in the first half of 2009. Sales from our Distribution business, which has lower gross margin percentages than our other businesses, increased from 28.3% to 34.6% of total PolyOne sales in the first half of 2010 as compared to the first half of 2009.
Selling and Administrative
Selling and administrative costs decreased in the first half of 2010 as compared to the first half of 2009 due to lower pension and other post-employment benefit expenses and savings associated with our previously announced restructuring activities. These items were partially offset by increased incentive compensation expense resulting from improved performance results and unfavorable changes in currency exchange rates.
Adjustment to Impairment of Goodwill (2009)
During the fourth quarter of 2008, we identified indicators of potential impairment and evaluated the carrying values of goodwill and other intangible and long-lived assets. Due to the extensive work involved in performing the related asset appraisals, we initially recognized a preliminary estimate of the impairment loss of $170.0 million in 2008. Upon completion of the analysis in the first quarter of 2009, we revised our estimate of goodwill impairment to $175.0 million, and, accordingly, we recorded $5.0 million of additional goodwill impairment. There were no such charges in the first half of 2010.
Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Six Months Ended June 30,
(In millions)	2010	2009
SunBelt	$7.9	$21.8
Other equity affiliates	1.4	1.6

	$9.3	$23.4

During the first half of 2010, Income from equity affiliates decreased as compared to the corresponding period in 2009 due to lower earnings from our SunBelt joint venture driven primarily by lower caustic soda prices. The negative impact of caustic soda pricing was partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine as compared to the first half of 2009.
Interest Expense, Net
Interest expense, net decreased $1.9 million for the first half of 2010 as compared to the first half of 2009 due primarily to lower average borrowing levels.
Included in Interest expense, net for the first half of 2010 and 2009 was interest income of $1.6 million and $1.5 million, respectively.
Other Expense, Net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items were as follows:

	Six Months Ended June 30,
(In millions)	2010	2009
Currency exchange loss	$(9.4)	$(0.4)
Foreign exchange contracts gains (losses), net	8.4	(6.1)
Receivables sale facility fees	(0.7)	(0.6)
Other expense, net	(0.2)	(0.2)

Other expense, net	$(1.9)	$(7.3)

Income Tax (Expense) Benefit
For the first half of 2010, we recognized income tax expense of $10.9 million compared to an income tax benefit of $2.5 million in the first half of 2009. Valuation allowances against our deferred tax assets decreased by $16.5 million in the first half of 2010 as a result of generating positive pretax income during that period. The related non-cash benefit to income tax expense was $15.1 million and related to various U.S. federal, state, local, and foreign deferred tax assets. In the first half of 2009, we increased existing valuation allowances against our deferred tax assets by $7.7 million. We recognized $3.0 million of income tax benefit and related interest income due to adjustments of liability estimates related to foreign tax audits.
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
Sales and Operating Income – Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009:

	Three Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change	% Change
Sales:
Global Specialty Engineered Materials	$127.5	$96.2	$31.3	32.5%
Global Color, Additives and Inks	137.1	118.1	19.0	16.1%
Performance Products and Solutions	218.5	170.3	48.2	28.3%
PolyOne Distribution	241.4	135.1	106.3	78.7%
Corporate and eliminations	(31.6)	(23.2)	(8.4)	36.2%

	$692.9	$496.5	$196.4	39.6%

Operating income (loss):
Global Specialty Engineered Materials	$12.1	$5.7	$6.4	112.3%
Global Color, Additives and Inks	11.6	6.2	5.4	87.1%
Performance Products and Solutions	17.6	12.4	5.2	41.9%
PolyOne Distribution	11.6	3.9	7.7	197.4%
SunBelt Joint Venture	6.1	8.0	(1.9)	(23.8)%
Corporate and eliminations	2.5	(22.3)	24.8	(111.2)%

	$61.5	$13.9	$47.6	342.4%

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	9.5%	5.9%	3.6% points
Global Color, Additives and Inks	8.5%	5.2%	3.3% points
Performance Products and Solutions	8.1%	7.3%	0.8% points
PolyOne Distribution	4.8%	2.9%	1.9% points
Total	8.9%	2.8%	6.1% points

Global Specialty Engineered Materials
Sales increased $31.3 million, or 32.5%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the improved demand in our end markets and a higher value sales mix. Volumes increased 22.0% as compared to the second quarter of 2009 driven by growth in the healthcare, industrial, electrical and electronics and transportation end markets. These items were partially offset by the unfavorable impact of changes in currency exchange rates of approximately 2.0%.
Operating income increased $6.4 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased volumes, improved mix, and the realization of savings from our restructuring activities. These items were partially offset by an increase in selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results and the unfavorable impacts of changes in currency exchange rates.
Global Color, Additives and Inks
Sales increased $19.0 million, or 16.1%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in volumes and a higher value sales mix. Volumes increased 13.6% as compared to the second quarter of 2009, with the largest percentage increases in North America and Europe. In North America, sales increased across most of our end markets, led by industrial and transportation. In Europe, the increase in sales was primarily attributable to the packaging and transportation end markets. These items were partially offset by the unfavorable impact of changes in currency exchange rates of approximately 2.0%.
Operating income increased $5.4 million in the second quarter of 2010 as compared to the second quarter of 2009 driven by increased volumes, cost reductions from our restructuring initiatives and improved sales mix. These items were partially offset by an increase in selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results and the unfavorable impact of changes in currency exchange rates.
Performance Products and Solutions
Sales increased $48.2 million, or 28.3%, in the second quarter of 2010 compared to the second quarter of 2009 due to an increase in volumes. Volumes increased 27.9% as compared to the second quarter of 2009, driven primarily by improvements in the transportation, industrial, building and construction and wire and cable end markets.
Operating income increased $5.2 million in the second quarter of 2010 compared to the second quarter of 2009 due to the increase in volumes and savings from our restructuring activities. These items were partially offset by an increase in raw material costs.
PolyOne Distribution
PolyOne Distribution sales increased $106.3 million, or 78.7%, in the second quarter of 2010 compared to the second quarter of 2009, reflecting a 33.8% increase in volume and improved mix. The remainder of the increase in sales was due to increased market pricing associated with raw material inflation in the North American plastics and chemicals industry, as our Distribution business is largely a pass through for raw material costs from our suppliers.
Operating income increased $7.7 million in the second quarter of 2010 compared to the second quarter of 2009 due to the increase in volume and a more profitable mix of products sold. These items were partially offset by an increase in selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results.

SunBelt Joint Venture
Income from the SunBelt Joint Venture declined $1.9 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to lower caustic soda pricing. The negative impact of caustic soda pricing was partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the second quarter of 2010 and 2009:

	Three Months Ended June 30,
(In millions)	2010	2009
Environmental remediation costs	$(3.2)	$(1.4)
Employee separation and plant phaseout (a)	(0.6)	(3.0)
Share-based compensation	(1.2)	(0.8)
Incentive compensation	(7.5)	(6.7)
Unallocated pension and post-retirement medical expense (b)	1.1	(4.5)
Gains from insurance and legal settlements	18.4	—
All other and eliminations (c)	(4.5)	(5.9)

Total Corporate and eliminations	$2.5	$(22.3)

(a)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that include eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity.

(b)	During the third quarter of 2009, we amended certain of our postretiree healthcare plans whereby benefits to be paid under these plans will be phased out through 2012.

(c)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Sales and Operating Income – Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009:

	Six Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change	% Change
Sales:
Global Specialty Engineered Materials	$253.8	$182.8	$71.0	38.8%
Global Color, Additives and Inks	268.0	221.8	46.2	20.8%
Performance Products and Solutions	402.2	329.1	73.1	22.2%
PolyOne Distribution	457.3	272.0	185.3	68.1%
Corporate and eliminations	(58.0)	(45.8)	(12.2)	26.6%

	$1,323.3	$959.9	$363.4	37.9%

Operating income (loss):
Global Specialty Engineered Materials	$24.2	$4.2	$20.0	476.2%
Global Color, Additives and Inks	20.5	7.6	12.9	169.7%
Performance Products and Solutions	29.7	13.5	16.2	120.0%
PolyOne Distribution	20.2	8.8	11.4	129.5%
SunBelt Joint Venture	5.8	19.7	(13.9)	(70.6)%
Corporate and eliminations	(7.8)	(51.0)	43.2	(84.7)%

	$92.6	$2.8	$89.8	3,207.1%

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	9.5%	2.3%	7.2% points
Global Color, Additives and Inks	7.6%	3.4%	4.2% points
Performance Products and Solutions	7.4%	4.1%	3.3% points
PolyOne Distribution	4.4%	3.2%	1.2% points
Total	7.0%	0.3%	6.7% points

Global Specialty Engineered Materials
Sales increased $71.0 million, or 38.8%, in the first half of 2010 compared to the first half of 2009 primarily due to the improved demand in our end markets and a higher value sales mix. Volumes increased 31.1% as compared to the first half of 2009 driven by growth in the consumer products, wire and cable, transportation, industrial and electrical and electronics end markets.
Operating income increased $20.0 million in the first half of 2010 as compared to the first half of 2009 primarily due to increased volumes, improved mix and the realization of savings from our restructuring activities. These items were partially offset by an increase in selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results.
Global Color, Additives and Inks
Sales increased $46.2 million, or 20.8%, in the first half of 2010 compared to the first half of 2009 due to an increase in volumes and a higher value sales mix. Volumes increased 16.8% as compared to the first half of 2009, with increases in North America, Europe and Asia. In North America, sales increased across most of our end markets, led by the transportation, packaging and wire and cable end markets. In Europe, the increase in sales was primarily attributable to the building and construction, packaging and wire and cable end markets. In Asia, the increase in sales was primarily attributable to the transportation, building and construction and consumer end markets.
Operating income increased $12.9 million in the first half of 2010 as compared to the first half of 2009 driven by increased volumes, cost reductions from our restructuring initiatives and improved sales mix. These items were partially offset by an increase in selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results.
Performance Products and Solutions
Sales increased $73.1 million, or 22.2%, in the first half of 2010 compared to the first half of 2009 primarily due to an increase in volumes. Volumes increased 24.9% compared to the first half of 2009, driven primarily by improvements in the transportation, industrial and building and construction end markets. Sales increased less than volumes primarily due to the impact of a higher mix of tolling services provided by our Producer Services business for the automotive industry.
Operating income increased $16.2 million in the first half of 2010 compared to the first half of 2009 primarily due to the increase in volumes.
PolyOne Distribution
PolyOne Distribution sales increased $185.3 million, or 68.1%, in the first half of 2010 compared to the first half of 2009, reflecting a 31.5% increase in volume and higher selling prices associated with raw material inflation in the North American plastics and chemicals industry, as our Distribution business is largely a pass through for raw material costs from our suppliers.
Operating income increased $11.4 million in the first half of 2010 compared to the first half of 2009 due to the increase in volume and a more profitable mix of products sold. These items were partially offset by an increase in selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results.

SunBelt Joint Venture
Income from the SunBelt Joint Venture declined $13.9 million in the first half of 2010 compared to the first half of 2009 primarily due to lower caustic soda pricing. The negative impact of caustic soda pricing was partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the first half of 2010 and 2009:

	Six Months Ended June 30,
(In millions)	2010	2009
Adjustment to impairment of goodwill (a)	$—	$(5.0)
Environmental remediation costs	(6.3)	(2.9)
Employee separation and plant phaseout (b)	(0.6)	(13.1)
Share-based compensation	(2.1)	(1.4)
Incentive compensation (c)	(15.9)	(8.5)
Unallocated pension and post-retirement medical expense (d)	2.2	(11.9)
Gains from insurance and legal settlements	21.6	—
All other and eliminations (e)	(6.7)	(8.2)

Total Corporate and eliminations	$(7.8)	$(51.0)

(a)	In the first quarter of 2009, we increased our estimated 2008 year-end goodwill impairment charge of $170.0 million by $5.0 million.

(b)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that include eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity.

(c)	Incentive compensation increased in the first half of 2010 as compared to the first half of 2009 due to improved operating results.

(d)	During the third quarter of 2009, we amended certain of our postretiree healthcare plans whereby benefits to be paid under these plans will be phased out through 2012.

(e)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources

(In millions)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$241.1	$222.7
Accounts receivable facility availability	153.6	112.8

Liquidity	$394.7	$335.5

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.
In the first half of 2010, liquidity increased by $59.2 million. The increase in our cash balance of $18.4 million includes proceeds of $21.6 million from insurance and legal settlements and $9.8 million from the sale of our investment in, and related seller note receivable from, O’Sullivan Films, which was partially offset by the repayment of $20.0 million aggregate principal of our 6.52% medium-term notes. The increase in our accounts receivable balance reflects an increase in sales.
Cash Flows
The following discussion focuses on the material components of cash flows from operating, investing and financing activities for the first half of 2010 and 2009.

Operating Activities – In first half of 2010, net cash provided by operating activities was $41.2 million as compared to $134.6 million in the first half of 2009. In the first half of 2010, working capital, which we define as accounts receivable plus inventory less accounts payable, increased reflecting our investment in support of our sales growth. In the first half of 2009, net cash provided by operating activities was favorably impacted by working capital improvements, which contributed $147.2 million. Working capital as a percentage of sales continued to improve, and for the first half of 2010 was 8.9% versus 12.3% for the first half of 2009. Accounts receivable as a percentage of quarterly sales increased to 52.1% as of June 30, 2010 as compared to 49.7% as of December 31, 2009. This increase is due to the fact that our sales are typically lowest in the month of December, and the increase in accounts receivable resulted principally from higher sales in June 2010 versus December 2009. Days sales outstanding over the period from December 31, 2009 to June 30, 2010 decreased from 49.1 to 46.3.
Investing Activities – Cash used by investing activities during the first half of 2010 was $3.1 million, which was primarily comprised of capital expenditures of $10.9 million. Partially offsetting these expenditures was cash proceeds from the sale of our investment in O’Sullivan and the collection of the principal on the related note receivable totaling $7.8 million. Cash used by investing activities in the first half of 2009 included $12.2 million of capital expenditures.
Financing Activities – Net cash used by financing activities in the first half of 2010 reflects the repayment of $20.0 million aggregate principal amount of our 6.52% medium-term notes partially offset by proceeds from the exercise of stock options. In the first half of 2009, net cash provided by financing activities reflected a $15.1 million increase in short-term borrowings.
Capital Resources
The following table summarizes our available and outstanding facilities as of June 30, 2010:

(In millions)	Outstanding	Available	Total
Long-term debt, including current maturities	$389.4	$—	$389.4
Receivables sale facility	—	153.6	153.6
Short-term debt	0.4	—	0.4

	$389.8	$153.6	$543.4

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding equity securities. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Long-Term Debt
As of June 30, 2010, long-term debt totaled $389.4 million, with maturities ranging from 2011 to 2015. Current maturities of long-term debt at June 30, 2010 were $59.8 million.
Aggregate maturities of long-term debt for the next five years are: 2011 — $59.8 million; 2012 — $279.6 million; 2013 — $0.0 million; 2014 — $0.0 million; and thereafter — $50.0 million.
Each of our 8.875% senior notes due 2012, 7.500% debentures due 2015 and medium-term notes are our direct, unsecured obligations and are not guaranteed by any of our subsidiaries. Each of the indentures governing these debt securities contains limitations on our ability to incur secured debt.
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

Credit Facility
On January 3, 2008, we entered into a credit agreement with Citicorp USA, Inc., as administrative agent and as issuing bank, and The Bank of New York, as paying agent. Borrowings under the credit facility are based on the applicable LIBOR rate plus a fixed facility fee of 4.77%. At June 30, 2010, we had outstanding borrowings under the credit facility of $40.0 million included in Current portion of long-term debt in the accompanying consolidated balance sheets.
On July 7, 2010, we fully repaid the $40 million of outstanding borrowings from Citicorp USA, Inc. and also terminated the related commitments and credit agreement.
Receivables Sale Facility
As of June 30, 2010, we had receivables sale facilities outstanding in the United States and Canada totaling $200.0 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40.0 million available for issuing standby letters of credit as a sub-limit within the $200.0 million facility, of which $13.7 million was used at June 30, 2010.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by the sum of interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40.0 million or less. As of June 30, 2010, the average excess availability under the facility was greater than $40.0 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.
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
Notes Receivable
Included in Other non-current assets as of June 30, 2010 is $24.6 million outstanding on a seller note receivable due from Excel Polymers LLC, which purchased our elastomers and performance additives business in August 2004. With the extension of this note in 2009, we were given a secured position in the assets of the business. This note accrues interest at 10% per annum and is due in full with accrued interest at maturity on February 29, 2012.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the six months ended June 30, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates in the markets where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to working capital reductions, cost reductions and employee productivity goals and our new global organization structure;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing and chlor-alkali markets;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that could adversely impact the availability of credit already arranged and the availability and cost of credit in the future; and

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation.
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
Interest rate exposure — On July 7, 2010, we fully repaid the $40 million of outstanding borrowings from Citicorp USA, Inc. and also terminated the related commitments and credit agreement. Because this was our only variable rate debt, we currently have no significant exposure to changes in market interest rates.
To help manage borrowing costs, we may periodically enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts on agreed-upon notional principal amounts. As of June 30, 2010, there were no outstanding interest rate swap agreements.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts, which had a fair value of $0.3 million at June 30, 2010. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of Medium-Term Note, issued under the Indenture between the Company and NBD Bank, as trustee (which Indenture is incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996).

10.1	Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent

10.2	Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer

10.3	Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent

10.4	Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer

10.5+	PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010), as approved by PolyOne’s Shareholders May 12, 2010.

10.6+	PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010), as approved by PolyOne’s Shareholders May 12, 2010.

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2010	POLYONE CORPORATION
/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Form of Medium-Term Note, issued under the Indenture between the Company and NBD Bank, as trustee (which Indenture is incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996).

10.1	Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent

10.2	Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and as servicer, and PolyOne Funding Corporation, as buyer

10.3	Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent

10.4	Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer

10.5+	PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010), as approved by PolyOne’s Shareholders May 12, 2010.

10.6+	PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010), as approved by PolyOne’s Shareholders May 12, 2010.

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants