Form 10-Q
period 2010-09-30
POLYONE CORP
filed 2010-11-04
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of November 2, 2010 was 93,546,206.

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-4.1
EX-4.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Adjusted		Adjusted
	2010	2009	2010	2009
Sales	$680.8	$548.3	$2,004.1	$1,508.2

Cost of sales	569.6	442.3	1,662.7	1,270.5

Gross margin	111.2	106.0	341.4	237.7
Selling and administrative	77.1	56.3	224.0	203.6
Adjustment to impairment of goodwill	—	—	—	5.0
Income from equity affiliates	10.5	5.2	19.8	28.6

Operating income	44.6	54.9	137.2	57.7
Interest expense, net	(7.5)	(8.5)	(23.2)	(26.1)
Debt extinguishment costs	(29.4)	—	(29.4)	—
Other expense, net	(0.3)	(1.2)	(2.2)	(8.5)

Income before income taxes	7.4	45.2	82.4	23.1
Income tax (expense) benefit	(6.4)	3.1	(17.3)	5.6

Net income (loss)	$1.0	$48.3	$65.1	$28.7

Earnings per common share:
Basic earnings	$0.01	$0.52	$0.70	$0.31
Diluted earnings	$0.01	$0.51	$0.68	$0.31

Weighted-average shares used to compute earnings per share:
Basic	93.1	92.4	92.8	92.4
Diluted	96.3	93.9	95.7	93.0
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)	Adjusted
	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$307.9	$222.7
Accounts receivable, net	349.4	274.4
Inventories	234.3	183.7
Other current assets	28.1	38.0

Total current assets	919.7	718.8
Property, net	368.1	392.4
Investment in equity affiliates and nonconsolidated subsidiary	12.4	5.8
Goodwill	163.7	163.5
Other intangible assets, net	68.7	71.7
Deferred income tax assets	6.5	8.1
Other non-current assets	75.9	55.7

Total assets	$1,615.0	$1,416.0

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$19.9	$19.9
Short-term debt	—	0.5
Accounts payable	310.2	238.3
Accrued expenses	135.4	117.0

Total current liabilities	465.5	375.7
Long-term debt	434.0	389.2
Post-retirement benefits other than pensions	19.7	21.8
Pension benefits	162.0	173.0
Other non-current liabilities	110.7	98.6
Shareholders’ equity	423.1	357.7

Total liabilities and shareholders’ equity	$1,615.0	$1,416.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
		Adjusted
	2010	2009
Operating Activities
Net income	$65.1	$28.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.5	49.8
Deferred income tax provision	4.1	9.4
Debt extinguishment costs	27.7	—
Provision for doubtful accounts	2.0	3.0
Stock compensation expense	3.2	2.2
Adjustment to impairment of goodwill	—	5.0
Asset write-downs and impairment charges	0.4	7.7
Companies carried at equity:
Income from equity affiliates	(19.8)	(28.6)
Dividends and distributions received	11.6	27.6
Change in assets and liabilities, net of acquisition:
Increase in accounts receivable	(78.0)	(20.2)
(Increase) decrease in inventories	(51.8)	55.0
Increase in accounts payable	73.1	97.8
Decrease in sale of accounts receivable	—	(14.2)
Increase (decrease) in accrued expenses and other	3.3	(6.3)

Net cash provided by operating activities	82.4	216.9

Investing Activities
Capital expenditures	(18.9)	(15.9)
Proceeds from sale of equity affiliate and other assets	7.8	—

Net cash used by investing activities	(11.1)	(15.9)

Financing Activities
Change in short-term debt	(0.4)	(5.5)
Issuance of long-term debt, net of issuance costs	353.6	—
Repayment of long-term debt	(316.0)	—
Payment of debt extinguishment costs	(27.7)	—
Proceeds from exercise of stock options	3.9	—

Net cash provided (used) by financing activities	13.4	(5.5)

Effect of exchange rate changes on cash	0.5	1.2

Increase in cash and cash equivalents	85.2	196.7
Cash and cash equivalents at beginning of period	222.7	44.3

Cash and cash equivalents at end of period	$307.9	$241.0

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
Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2010.
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

Condensed Consolidated Statements of Operations

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Computed	Change	Reported	Originally	Change
(In millions, except per share data)	under LIFO	to FIFO	under FIFO	Reported	to FIFO	Adjusted
Sales	$680.8	$—	$680.8	$548.3	$—	$548.3
Cost of sales	570.4	(0.8)	569.6	441.0	1.3	442.3

Gross margin	110.4	0.8	111.2	107.3	(1.3)	106.0
Selling and administrative	77.1	—	77.1	56.3	—	56.3
Income from equity affiliates	10.5	—	10.5	5.2	—	5.2

Operating income	43.8	0.8	44.6	56.2	(1.3)	54.9
Interest and other expense, net	(37.2)	—	(37.2)	(9.7)	—	(9.7)

Income before income taxes	6.6	0.8	7.4	46.5	(1.3)	45.2
Income tax expense	(6.4)	—	(6.4)	3.1	—	3.1

Net income	$0.2	$0.8	$1.0	$49.6	$(1.3)	$48.3

Earnings per common share:
Basic earnings per common share	$0.00	$0.01	$0.01	$0.54	$(0.02)	$0.52
Diluted earnings per common share	$0.00	$0.01	$0.01	$0.53	$(0.02)	$0.51

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Computed	Change	Reported	Originally	Change
(In millions, except per share data)	under LIFO	to FIFO	under FIFO	Reported	to FIFO	Adjusted
Sales	$2,004.1	$—	$2,004.1	$1,508.2	$—	$1,508.2
Cost of sales	1,663.8	(1.1)	1,662.7	1,255.4	15.1	1,270.5

Gross margin	340.3	1.1	341.4	252.8	(15.1)	237.7
Selling and administrative	224.0	—	224.0	203.6	—	203.6
Other income, net	19.8	—	19.8	23.6	—	23.6

Operating income	136.1	1.1	137.2	72.8	(15.1)	57.7
Interest and other expense, net	(54.8)	—	(54.8)	(34.6)	—	(34.6)

Income before income taxes	81.3	1.1	82.4	38.2	(15.1)	23.1
Income tax expense	(17.3)	—	(17.3)	5.6	—	5.6

Net income	$64.0	$1.1	$65.1	$43.8	$(15.1)	$28.7

Earnings per common share:
Basic earnings per common share	$0.69	$0.01	$0.70	$0.47	$(0.16)	$0.31
Diluted earnings per common share	$0.67	$0.01	$0.68	$0.47	$(0.16)	$0.31

Condensed Consolidated Balance Sheets

	September 30, 2010
	Computed	Change	Reported
(In millions)	under LIFO	to FIFO	under FIFO
Assets
Current assets:
Inventories	$209.1	$25.2	$234.3
Other current assets	685.4	—	685.4

Total current assets	894.5	25.2	919.7
Other non-current assets	695.3	—	695.3

Total assets	$1,589.8	$25.2	$1,615.0

Liabilities and Shareholders’ Equity
Current liabilities	$465.5	$—	$465.5
Non-current liabilities	726.4	—	726.4
Shareholders’ equity	397.9	25.2	423.1

Total liabilities and shareholders’ equity	$1,589.8	$25.2	$1,615.0

	December 31, 2009
	Originally	Change
(In millions)	Reported	to FIFO	Adjusted
Assets
Current assets:
Inventories	$159.6	$24.1	$183.7
Other current assets	535.1	—	535.1

Total current assets	694.7	24.1	718.8
Other non-current assets	697.2	—	697.2

Total assets	$1,391.9	$24.1	$1,416.0

Liabilities and Shareholders’ Equity
Current liabilities	$375.7	$—	$375.7
Non-current liabilities	682.6	—	682.6
Shareholders’ equity	333.6	24.1	357.7

Total liabilities and shareholders’ equity	$1,391.9	$24.1	$1,416.0

Condensed Consolidated Statement of Cash Flows

	Nine months ended September 30, 2010
	Computed	Change	Reported
(In millions)	under LIFO	to FIFO	under FIFO
Operating Activities
Net income	$64.0	$1.1	$65.1
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	70.7	—	70.7
Change in assets and liabilities, net of acquisition:
Increase in inventories	(50.7)	(1.1)	(51.8)
Decrease in other	(1.6)	—	(1.6)

Net cash provided by operating activities	82.4	—	82.4
Net cash used by investing activities	(11.1)	—	(11.1)
Net cash provided by financing activities	13.4	—	13.4
Effect of exchange rate changes on cash	0.5	—	0.5

Increase in cash and cash equivalents	85.2	—	85.2
Cash and cash equivalents at beginning of period	222.7	—	222.7

Cash and cash equivalents at end of period	$307.9	—	$307.9

	Nine months ended September 30, 2009
	Originally	Change
(In millions)	Reported	to FIFO	Adjusted
Operating Activities
Net income	$43.8	$(15.1)	$28.7
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	76.1	—	76.1
Change in assets and liabilities, net of acquisition:
Decrease in inventories	39.9	15.1	55.0
Increase in other	57.1	—	57.1

Net cash provided by operating activities	216.9	—	216.9
Net cash used by investing activities	(15.9)	—	(15.9)
Net cash provided by financing activities	(5.5)	—	(5.5)
Effect of exchange rate changes on cash	1.2	—	1.2

Increase in cash and cash equivalents	196.7	—	196.7
Cash and cash equivalents at beginning of period	44.3	—	44.3

Cash and cash equivalents at end of period	$241.0	—	$241.0

Note 3 — Goodwill
Goodwill as of September 30, 2010 and December 31, 2009, by operating segment, was as follows:

	September 30,	December 31,
(In millions)	2010	2009
Global Specialty Engineered Materials	$82.5	$82.4
Global Color, Additives and Inks	72.2	72.1
Performance Products and Solutions	7.4	7.4
PolyOne Distribution	1.6	1.6

Total	$163.7	$163.5

Note 4 — Inventories
As discussed in Note 2, Change in Accounting Principle, effective January 1, 2010, we elected to change our costing method for certain inventories. We applied this change in accounting principle by adjusting all prior periods presented retrospectively. Components of inventories are as follows:

		Adjusted
	September 30,	December 31,
(In millions)	2010	2009
At FIFO cost:
Finished products	$146.5	$108.4
Work in process	2.8	2.4
Raw materials and supplies	85.0	72.9

	$234.3	$183.7

Note 5 — Property

	September 30,	December 31,
(In millions)	2010	2009
Land and land improvements	$41.6	$40.7
Buildings	281.0	277.0
Machinery and equipment	916.1	916.5

	1,238.7	1,234.2
Less accumulated depreciation and amortization	(870.6)	(841.8)

	$368.1	$392.4

Note 6 — Income Taxes
Income tax expense was $6.4 million for the third quarter of 2010 compared to a benefit of $3.1 million in the third quarter of 2009. For the first nine months of 2010, we recognized income tax expense of $17.3 million compared to a benefit of $5.6 million in the first nine months of 2009. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carry forwards and our ability to use them as well as changes to our unrealized tax benefits.
We increased existing valuation allowances against our deferred tax assets by $5.1 million in the third quarter of 2010 as a result of a pre-tax loss in the United States during that period primarily related to debt extinguishment costs. We decreased the same valuation allowance by $11.4 million in the first nine months of 2010 as a result of generating positive pre-tax income during that period. The related non-cash income tax expense was $3.0 million and a benefit of $12.1 million in the third quarter and first nine months of 2010, respectively, and related to various U.S. federal, state, local, and foreign deferred tax assets. Also, during the third quarter and first nine months of 2010, we recognized $1.9 million and $2.5 million, respectively, of income tax expense, including the related interest and penalties, associated with uncertain tax positions. Our effective tax rates for the third quarter and first nine months of 2010 reflect these items and the impact of foreign earnings which are taxed at rates that differ from the United States.
We decreased existing valuation allowances against our deferred tax assets by $28.4 million in the third quarter of 2009 and $34.6 million for the first nine months of 2009. This non-cash benefit to income tax expense related to various U.S. federal, state, local and foreign deferred tax assets. Also, during the third quarter and first nine months of 2009, we recognized $1.5 million of income tax expense and $1.5 million of income tax benefit, respectively, including related interest and penalties, associated with uncertain tax positions.
We recognize interest and penalties related to uncertain income tax items in the provision for income taxes.
Note 7 — Investment in Equity Affiliates
The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt) are included in the SunBelt Joint Venture segment. We own 50% of SunBelt.
The following table presents SunBelt’s summarized financial results for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Net sales	$51.6	$36.9	$120.6	$135.1
Operating income	$21.3	$11.6	$41.0	$59.2
Partnership income as reported by SunBelt	$19.3	$9.6	$35.1	$53.2

Equity affiliate earnings recorded by PolyOne	$9.7	$4.8	$17.6	$26.6

	September 30,	December 31,
(In millions)	2010	2009
Current assets	$45.7	$16.1
Non-current assets	82.5	94.1

Total assets	128.2	110.2

Current liabilities	23.4	21.4
Non-current liabilities	85.3	85.3

Total liabilities	108.7	106.7

Partnership capital	$19.5	$3.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
As reported by other equity affiliates:
Net sales	$15.6	$20.9	$42.7	$63.3
Operating income	$1.7	$1.2	$4.5	$4.8
Partnership income as reported by other equity affiliates	$1.6	$1.0	$4.4	$4.1

Equity affiliate earnings recorded by PolyOne	$0.8	$0.4	$2.2	$2.0

Note 8 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Weighted-average shares outstanding — basic	93.1	92.4	92.8	92.4

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	93.1	92.4	92.8	92.4
Plus dilutive impact of stock options and awards	3.2	1.5	2.9	0.6

Weighted-average shares — diluted	96.3	93.9	95.7	93.0

Outstanding stock options with exercise prices greater than the average price of the common shares and certain other awards are anti-dilutive and are not included in the computation of diluted earnings per share. For the three months and nine months ended September 30, 2010, 1.1 million and 1.0 million, respectively, of these options and awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three months and nine months ended September 30, 2009, 5.5 million and 5.9 million, respectively, were excluded from the computation of the diluted loss per share.
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
A summary of total employee separation and plant phaseout costs for the three months and nine months ended September 30, 2010 and 2009, including where the charges are recorded in the accompanying condensed consolidated statements of operations, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Cost of sales	$0.8	$10.5	$1.1	$23.2
Selling and administrative	0.5	1.6	0.8	2.0

Total employee separation and plant phaseout	$1.3	$12.1	$1.9	$25.2

Cash payments during the three months ended September 30, 2010 and 2009 were $1.8 million and $6.6 million, respectively. Cash payments during the nine months ended September 30, 2010 and 2009 were $6.2 million and $26.9 million, respectively. Included in Cost of sales for the nine months ended September 30, 2010 were charges of $0.2 million for accelerated depreciation on assets related to these restructuring initiatives, all of which were recognized during the first quarter. For the three months and nine months ended September 30, 2009, charges of $2.1 million and $7.5 million, respectively, related to accelerated depreciation were included in Cost of sales.

The following table details the changes to the reserves associated with these restructuring initiatives for the nine months ended September 30, 2010:

	Employee	Plant Phaseout Costs
	Separation		Asset
(Dollars in millions)	Costs	Cash Closure	Write-downs	Total
Realignment of certain manufacturing plants
Balance at January 1, 2010	$3.0	$1.7	$—	$4.7
Charge	1.0	0.6	0.3	1.9
Utilized	(3.3)	(2.4)	(0.3)	(6.0)
Impact of foreign currency translation	—	0.1	—	0.1

Balance at September 30, 2010	$0.7	$—	$—	$0.7

We do not expect to incur significant expenses associated with these activities in the remainder of 2010.
Note 10 — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Service cost	$0.4	$0.4	$1.2	$1.1
Interest cost	7.5	8.4	22.3	24.1
Expected return on plan assets	(6.6)	(6.3)	(19.6)	(17.1)
Curtailment gain	—	—	—	(0.5)
Amortization of unrecognized losses, transition obligation and prior service costs	2.6	1.7	7.6	10.2

	$3.9	$4.2	$11.5	$17.8

Components of postretirement health care plan benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Service cost	$—	$0.1	$—	$0.2
Interest cost	0.4	1.1	1.1	4.0
Curtailment gain	—	(21.1)	—	(21.1)
Amortization of unrecognized losses, transition obligation and prior service costs	(4.2)	(2.4)	(12.6)	(4.2)

	$(3.8)	$(22.3)	$(11.5)	$(21.1)

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

Note 11 — Financing Arrangements
Short-term debt — At September 30, 2010, there was no short-term debt outstanding.
Long-term debt — Long-term debt consisted of the following:

	September 30,	December 31,
(Dollars in millions)	2010(1)	2009(1)
8.875% senior notes due May 2012	$24.0	$279.5
7.500% debentures due December 2015	50.0	50.0
7.375% senior notes due September 2020	360.0	—
Medium-term notes:
6.52% medium-term notes due February 2010	—	19.9
6.58% medium-term notes due February 2011	19.9	19.7
Credit facility borrowings, facility expires March 2011	—	40.0

Total long-term debt	453.9	409.1
Less current portion	19.9	19.9

Total long-term debt, net of current portion	$434.0	$389.2

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.
Current maturities of long-term debt at September 30, 2010 consists of $19.9 million of our 6.58% medium-term notes due February 2011.
In February 2010, we repaid $20 million aggregate principal amount of our 6.52% medium-term notes.
In July 2010, we repaid $40 million of outstanding borrowings and terminated the related commitments under our $40 million unsecured revolving and letter of credit facility, which was scheduled to mature on March 20, 2011. Debt extinguishment costs of $1.4 million related to the early retirement of this debt are shown within the Debt extinguishment costs line in our Consolidated Statement of Operations.
In September 2010, we issued $360 million of senior unsecured notes at par that mature in September 2020 and bear interest at 7.375% per annum, payable semi-annually in arrears on March 15th and September 15th of each year. Deferred financing costs of $7.0 million from the issuance are included in Other non-current assets and will be amortized over 10 years, the term of the senior unsecured notes. We used a portion of the net proceeds from the issuance of these notes to repurchase $256 million aggregate principle amount of its 8.875% senior notes due May 2012 at a premium of $25.6 million in the third quarter of 2010. The tender premium, $0.7 million of other debt extinguishment costs and the write-off of deferred note issuance costs of $1.7 million are shown within the Debt extinguishment costs line in our Consolidated Statement of Operations.
We are exposed to market risk from changes in foreign currency exchange rates. Information about our risks and exposure management is included in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the market risk from December 31, 2009, to September 30, 2010.
Note 12 — Sale of Accounts Receivable
Accounts receivable consist of the following:

	September 30,	December 31,
(In millions)	2010	2009
Trade accounts receivable	$159.2	$129.2
Retained interest in securitized accounts receivable	194.9	151.1
Allowance for doubtful accounts	(4.7)	(5.9)

	$349.4	$274.4

Sale of Accounts Receivable — Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175 million and $25 million of these accounts receivable, respectively, to certain investors. The receivables sale facility matures in June 2012. As of September 30, 2010 and December 31, 2009, accounts receivable totaling $194.9 million and $151.1 million, respectively, were sold by us to PFC and PFCC. The maximum amount of proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of September 30, 2010 and December 31, 2009, neither PFC and PFCC had sold any of their undivided interests in accounts receivable.
The receivables sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $200 million limit under the facility, of which $13.9 million was used at September 30, 2010. The level of availability under the receivables sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of September 30, 2010, we were in compliance with these covenants. As of September 30, 2010, $139.5 million of securitized accounts receivable were available for sale.
Note 13 — Segment Information
On February 4, 2010, we announced a new global organization structure that will help us better serve our global customers, drive our earnings growth, better execute our strategy, and leverage our geographic footprint. Our former International Color and Engineered Materials operating segment has been split and is now reported within the Global Specialty Engineered Materials operating segment and the Global Color, Additives and Inks operating segment. In addition, our former Resin and Intermediates segment is now referred to as the SunBelt Joint Venture. We now have five reportable segments: (1) Global Color, Additives and Inks; (2) Global Specialty Engineered Materials; (3) Performance Products and Solutions; (4) PolyOne Distribution; and (5) SunBelt Joint Venture.
As a result of these changes to PolyOne’s segment structure, prior period segment information was reclassified to conform to the 2010 presentation. These changes did not impact total segment results.
Segment information for the three months and nine months ended September 30, 2010 and 2009, adjusted to reflect our new segment reporting structure and change in accounting principle follows:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Sales to External		Segment Operating	Sales to External		Segment Operating
(In millions)	Customers	Total Sales	Income	Customers	Total Sales	Income
Global Specialty Engineered Materials	$128.0	$136.9	$14.1	$100.8	$107.3	$8.1
Global Color, Additives and Inks	134.5	135.2	10.0	122.9	122.9	9.4
Performance Products and Solutions	180.8	198.2	17.9	161.9	180.9	12.8
PolyOne Distribution	237.5	238.4	12.2	162.7	163.1	6.5
SunBelt Joint Venture	—	—	8.6	—	—	3.8
Corporate and eliminations	—	(27.9)	(18.2)	—	(25.9)	14.3

Total	$680.8	$680.8	$44.6	$548.3	$548.3	$54.9

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Sales to External		Segment Operating	Sales to External		Segment Operating
(In millions)	Customers	Total Sales	Income	Customers	Total Sales	Income
Global Specialty Engineered Materials	$366.0	$390.7	$38.3	$273.0	$290.1	$12.3
Global Color, Additives and Inks	401.1	403.2	30.5	343.6	344.7	17.0
Performance Products and Solutions	544.0	600.4	47.6	457.8	510.0	26.3
PolyOne Distribution	693.0	695.7	32.4	433.8	435.1	15.3
SunBelt Joint Venture	—	—	14.4	—	—	23.5
Corporate and eliminations	—	(85.9)	(26.0)	—	(71.7)	(36.7)

Total	$2,004.1	$2,004.1	$137.2	$1,508.2	$1,508.2	$57.7

	Total Assets
		Adjusted
	September 30, 2010	December 31, 2009
Global Specialty Engineered Materials	$355.6	$324.1
Global Color, Additives and Inks	354.0	344.7
Performance Products and Solutions	301.2	282.6
PolyOne Distribution	197.3	152.9
SunBelt Joint Venture	10.3	2.0
Corporate and eliminations	396.6	309.7

Total	$1,615.0	$1,416.0

Note 14 — Commitments and Contingencies
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
During the nine months ended September 30, 2010 and 2009, we recognized $10.2 million and $8.3 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the nine months ended September 30, 2010 and 2009, we received $14.4 million and $23.9 million, respectively, of proceeds from insurance recoveries. The gains associated with these recoveries are included within Cost of sales in our Consolidated Statement of Operations.
Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $80.8 million at September 30, 2010 and $81.7 million at December 31, 2009 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2010. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 12, Commitments and

Related-Party Information, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
We guarantee $48.8 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal annual installments through 2017.
Note 15 — Fair Value
The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. Short-term foreign exchange contracts are the only asset or liability recorded at fair value on a recurring basis. These contracts are measured based on exchange rates at September 30, 2010 and classified as a Level 2 fair value measurement within the fair value hierarchy.
The following table summarizes the contractual amounts of our foreign exchange contracts as of September 30, 2010. Foreign currency amounts are translated at exchange rates as of September 30, 2010. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	September 30, 2010
Currency (In millions)	Buy	Sell
U.S. Dollar	$58.1
Euro		$53.9
British pound		$4.2
The carrying amounts and fair values of our financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$307.9	$307.9	$222.7	$222.7
Long-term debt
Credit facility borrowings	—	—	40.0	40.0
7.500% debentures	50.0	51.0	50.0	45.8
8.875% senior notes	24.0	26.4	279.5	285.1
7.375% senior notes	360.0	370.8	—	—
Medium-term notes	19.9	20.1	39.6	38.4
Foreign exchange contracts	(1.6)	(1.6)	0.5	0.5
Note 16 — Comprehensive Income
The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Net income	$1.0	$48.3	$65.1	$28.7
Amortization of unrecognized (losses) gains, transition obligation and prior service costs, net of tax of $0.8 for the nine months ended September 30, 2010	(1.6)	(0.7)	(4.2)	5.5
Net gain occurring in the year due to plan amendments (See Note 10)	—	37.0	—	55.5
Translation adjustment	13.0	3.9	(1.7)	2.8
Other	0.1	—	—	0.1

Total comprehensive income	$12.5	$88.5	$59.2	$92.6

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
Issuance of 7.375% Senior Notes and Debt Extinguishment
In September 2010, we issued $360 million aggregate principal amount of senior unsecured notes at par. The notes mature in September 2020 and bear interest at 7.375% per annum, payable semi-annually in arrears on March 15th and September 15th of each year. Deferred financing costs from the issuance of $7.0 million are included in Other non-current assets and will be amortized over the term of the senior unsecured notes. We used a portion of the net proceeds from these notes to repurchase $256 million aggregate principal amount of our 8.875% senior notes due May 2012 at a premium of $25.6 million in a tender offer in the third quarter of 2010. The tender premium, $0.7 million of other debt extinguishment costs and the write off of deferred note issuance costs of $1.7 million are shown within the Debt Extinguishment Costs line in our Consolidated Statement of Operations. On October 8, 2010, we repurchased an additional $1 million aggregate principal amount of our 8.875% senior notes due May 2012 in a tender offer.
On July 7, 2010, we fully repaid $40 million of outstanding borrowings under and terminated our credit agreement, dated January 3, 2008, with Citicorp USA, Inc. (the Credit Agreement). The Credit Agreement provided for an unsecured revolving and letter of credit facility with total commitments of up to $40 million and was scheduled to expire on March 20, 2011. In connection with the repayment of this facility, we incurred $1.4 million of debt extinguishment costs.
Highlights and Executive Summary
Selected Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009 Adjusted	2010	2009 Adjusted
Sales	$680.8	$548.3	$2,004.1	$1,508.2
Operating income	$44.6	$54.9	$137.2	$57.7
Net income	$1.0	$48.3	$65.1	$28.7
Sales increased 24.2% and 32.9% in the third quarter and first nine months of 2010, respectively, as compared to the third quarter and first nine months of 2009. Volumes in the third quarter and first nine months of 2010 increased 14.6% and 22.6%, respectively, versus the corresponding periods in 2009. Sales through the third quarter were also impacted by increased market pricing associated with raw material inflation. Sales increased across many of our end markets in the third quarter and first nine months of 2010 as compared to the corresponding periods in 2009, led by gains in the industrial, transportation, wire and cable, healthcare and consumer end markets.
Operating income decreased $10.3 million in the third quarter of 2010 compared to the third quarter of 2009. Operating income in the third quarter of 2009 reflected a gain of $23.9 million associated with the reimbursement of previously incurred environmental costs and a gain of $21.1 million associated with the curtailment of our post-retirement health care plan. Income from our equity investment in the SunBelt Chlor-Alkali Partnership (SunBelt) increased $4.9 million in the third quarter of 2010. Charges related to environmental remediation and plant related restructuring were $5.2 million in the third quarter of 2010 versus $17.5 million in the third quarter of 2009. Operating income in the third quarter of 2010 improved $17.5 million due to an increase in volumes and ongoing efficiency gains from our Lean Six Sigma initiatives.
Operating income increased $79.5 million in the first nine months of 2010 compared to the first nine months of 2009. Gains from insurance and legal settlements of $21.6 million favorably impacted operating income in the first nine months of 2010 while operating income in the first nine months of 2009 included gains of $23.9 million and $21.1 million associated with an insurance settlement and the curtailment of our post-retirement health care plan, respectively. Charges related to environmental remediation and plant related restructuring were $12.1 million in the first nine months of 2010 versus $33.5 million in the first nine months of 2009. Operating income for the first nine months of 2009 included a $5.0 million charge related to the adjustment to our 2008 estimated year-end goodwill impairment charge as compared to no such charge in the first nine months of 2010. Income from our equity investment in SunBelt decreased $9.0 million in the first nine months of 2010 as compared to the same period in 2009. Operating income improved $85.5 million in the first nine months of 2010 due to increased volumes and ongoing efficiency gains from our Lean Six Sigma initiatives.
Net income decreased in the third quarter of 2010 due to the $29.4 million of debt extinguishment costs, partially offset by the items discussed above. Income tax expense increased in the third quarter of 2010 as compared to the corresponding period in 2009 primarily due to our improved operating results.
Net income increased in the first nine months of 2010 due to the items discussed above, partially offset by the $29.4 million of debt extinguishment costs. In addition, Other expense, net decreased $6.3 million in the first nine months of 2010 primarily due to decreased foreign exchange losses. Income tax expense increased in the first nine months of 2010 as compared to the corresponding period in 2009 primarily due to our improved operating results.

(In millions)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$307.9	$222.7
Accounts receivable facility availability	139.5	112.8

Liquidity	$447.4	$335.5

Debt, short- and long-term	$453.9	$409.6
In the first nine months of 2010, liquidity increased by $111.9 million driven by the increase in our cash balance and the increase in accounts receivable availability. The increase in cash of $85.2 million includes proceeds of $21.6 million from insurance and legal settlements, $9.8 million from the sale of our investment in, and payment of the related seller note receivable from, O’Sullivan Films and net proceeds of $353.6 million from the issuance of our 7.375% senior notes due 2020. A portion of the net proceeds from the issuance of our 7.375% senior notes was used to repurchase $256 million aggregate principal amount of our 8.875% senior notes due May 2012 in a tender offer, which resulted in the extinguishment of $256 million of debt and related payment of $26.3 million of debt extinguishment costs through September 30, 2010. Additionally, we repaid our $40 million credit facility, paid $1.4 million of extinguishment costs associated therewith, and repaid $20 million aggregate principal of our 6.52% medium-term notes. The increase in our accounts receivable facility availability reflects an increase in sales.

Results of Operations — Three Months Ended September 30, 2010 vs. the Three Months Ended
September 30, 2009

	Three Months Ended September 30,		Variances-Favorable (Unfavorable)
(Dollars in millions, except per share data)	2010	2009	Change	% Change
Sales	$680.8	$548.3	$132.5	24.2%

Cost of sales	569.6	442.3	(127.3)	(28.8)%

Gross margin	111.2	106.0	5.2	4.9%
Selling and administrative	77.1	56.3	(20.8)	(36.9)%
Income from equity affiliates	10.5	5.2	5.3	101.9%

Operating income	44.6	54.9	(10.3)	(18.8)%
Interest expense, net	(7.5)	(8.5)	1.0	(11.8)%
Debt extinguishment costs	(29.4)	—	(29.4)	NM
Other expense, net	(0.3)	(1.2)	(0.9)	(75.0)%

Income before income taxes	7.4	45.2	(37.8)	(83.6)%
Income tax (expense) benefit	(6.4)	3.1	(9.5)	(306.5)%

Net income	$1.0	$48.3	$(47.3)	(97.9)%

Basic earnings per common share	$0.01	$0.52

Diluted earnings per common share	$0.01	$0.51
NM — Not meaningful
Sales
Sales increased 24.2% in the third quarter of 2010 as compared to the third quarter of 2009. Volumes increased 14.6% versus the comparable period in 2009. Additionally, sales were favorably impacted by a higher value sales mix and increased market pricing principally associated with raw material inflation. These positive items were partially offset by the impact of unfavorable changes in currency exchange rates of 1%, primarily due to a weaker Euro.
Cost of Sales
These costs include raw materials, plant conversion, distribution, environmental remediation and plant-related restructuring charges. These costs comprised 83.7% of sales in the third quarter of 2010 as compared to 80.7% in the third quarter of 2009. Cost of sales in the third quarter of 2009 includes a gain of $23.9 million associated with insurance settlements. Charges related to environmental remediation and plant related restructuring in cost of sales were $4.7 million in the third quarter 2010 as compared to $15.9 million in the same period in 2009. In addition, cost of sales increased as a percentage of sales due to mix changes, principally due to increased sales from our Distribution business, which has lower gross margin percentages than our other businesses. Distribution sales increased from 29.7% to 34.9% of total PolyOne sales in the third quarter of 2010 as compared to the third quarter of 2009.
Selling and Administrative
These costs include selling, technology, administrative functions, corporate and general expenses and amortization of intangible assets. Selling and administrative costs in the third quarter of 2009 included a $21.1 million curtailment gain associated with the curtailment of our post-retirement health care plan. In the third quarter of 2010, selling and administrative was favorably impacted by lower pension and other post-employment benefit expenses and the impact of changes in currency exchange rates. Partially offsetting these favorable items in the third quarter of 2010 was increased incentive compensation expense resulting from improved performance results.

Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Three Months Ended September 30,
(In millions)	2010	2009
SunBelt	$9.7	$4.8
Other equity affiliates	0.8	0.4

	$10.5	$5.2

During the third quarter of 2010, Income from equity affiliates increased as compared to the corresponding period in 2009 due to increased earnings from our SunBelt joint venture driven primarily by higher prices and increased volume for caustic soda and improved volume for chlorine as compared to the third quarter of 2009.
Interest Expense, net
Interest expense, net decreased in the third quarter of 2010 as compared to the third quarter of 2009 due primarily to lower average borrowing levels.
Included in Interest expense, net for each of the three months ended September 30, 2010 and 2009 is interest income of $0.7 million and $0.9 million, respectively.
Debt Extinguishment Costs
Debt extinguishment costs include costs related to the repurchase of our 8.875% senior notes due 2012 in a tender offer and costs associated with the repayment of our $40 million credit facility in the third quarter of 2010. We incurred $25.6 million of premiums related to our tender offer from which we extinguished $256 million aggregate principal amount of our 8.875% senior notes. In addition, we wrote off $1.7 million of deferred financing fees and incurred other extinguishment costs of $0.7 million. In connection with the repayment of our $40 million credit facility, we incurred extinguishment costs of $1.4 million.
Other Expense, net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items were as follows:

	Three Months Ended September 30,
(In millions)	2010	2009
Currency exchange gains	$5.2	$1.7
Foreign exchange contracts losses, net	(6.0)	(2.3)
Receivable sale facility fees	(0.2)	(0.4)
Other income (expense), net	0.7	(0.2)

Other expense, net	$(0.3)	$(1.2)

Income Tax (Expense) Benefit
For the third quarter of 2010, we recognized income tax expense of $6.4 million compared to a benefit of $3.1 million in the third quarter of 2009. Valuation allowances against our deferred tax assets increased by $5.1 million in the third quarter of 2010 as a result of a pre-tax loss in the United States during that period primarily related to debt extinguishment costs from the repayment of our $40 million credit facility and $256 million of our 8.875% senior notes. The related non-cash charge to income tax expense was $3.0 million, associated with various U.S. federal, state, local, and foreign deferred tax assets. During the third quarter of 2010, we recognized $1.9 million of income tax expense, including the related interest and penalties, associated with uncertain tax positions. Our effective tax rate for the third quarter of 2010 reflects these items and the impact of foreign earnings which are taxed at rates that differ from the United States. We decreased existing valuation allowances against our deferred tax assets by $28.4 million in the third quarter of 2009. This non-cash benefit to income tax expense related to various U.S. federal, state, local and foreign deferred tax assets. In the third quarter of 2009, we recognized $1.5 million of income tax expense associated with uncertain tax positions. During the third quarter of 2009, we recognized $3.4 million of benefit related to a state tax refund.
Results of Operations — Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009

	Nine Months Ended September		Variances-Favorable
	30,		(Unfavorable)
(Dollars in millions, except per share data)	2010	2009	Change	% Change
Sales	$2,004.1	$1,508.2	$495.9	32.9%

Cost of sales	1,662.7	1,270.5	(392.2)	(30.9)%

Gross margin	341.4	237.7	103.7	43.6%
Selling and administrative	224.0	203.6	(20.4)	(10.0)%
Adjustment to impairment of goodwill	—	5.0	(5.0)	NM
Income from equity affiliates	19.8	28.6	(8.8)	(30.8)%

Operating income	137.2	57.7	79.5	137.8%
Interest expense, net	(23.2)	(26.1)	2.9	11.1%
Debt extinguishment costs	(29.4)	—	(29.4)	NM
Other expense, net	(2.2)	(8.5)	6.3	74.1%

Income before income taxes	82.4	23.1	59.3	256.7%
Income tax (expense) benefit	(17.3)	5.6	(22.9)	NM

Net income	$65.1	$28.7	$36.4	126.8%

Basic earnings per common share	$0.70	$0.31

Diluted earnings per common share	$0.68	$0.31
NM — Not meaningful
Sales
Sales increased 32.9% in the first nine months of 2010 as compared to the first nine months of 2009. Volumes in the first nine months of 2010 increased 22.6% versus the comparable period in 2009. Additionally, sales were impacted by increased market pricing associated with raw material inflation.
Cost of Sales
Cost of sales declined to 83.0% of sales in the first nine months of 2010 as compared to 84.2% in the first nine months of 2009. Cost of sales in the first nine months of 2010 was favorably impacted by the realization of savings associated with the previously announced plant realignment activities and savings associated with our Lean Six Sigma initiatives. Cost of sales in the first nine months of 2010 and 2009 reflects gains of $19.1 million and $23.9 million, respectively, associated with legal and insurance settlements. Charges related to environmental remediation and plant related restructuring in cost of sales were $11.3 million in the first nine months of 2010 as compared to $31.5 million in the first nine months of 2009. In addition, cost of sales increased as a percentage of sales due to mix changes, principally due to increased sales from our Distribution business, which has lower gross margin percentages than our other businesses. Distribution sales increased from 28.8% to 34.6% of total PolyOne sales in the first nine months of 2010 as compared to the first nine months of 2009.
Selling and Administrative
Selling and administrative costs increased in the first nine months of 2010 as compared to the first nine months of 2009 as the prior year period includes a $21.1 million curtailment gain associated with the phase out of certain of our other post-retirement benefit plans. In the first nine months of 2010, these costs were favorably impacted by lower pension and other post-employment benefit expenses and savings associated with our previously announced restructuring activities.

These items were partially offset by increased incentive compensation expense resulting from improved performance results.
Adjustment to Impairment of Goodwill
During the fourth quarter of 2008, we identified indicators of potential impairment and evaluated the carrying values of goodwill and other intangible and long-lived assets. Due to the extensive work involved in performing the related asset appraisals, we initially recognized a preliminary estimate of the impairment loss of $170 million in 2008. Upon completion of the analysis in the first quarter of 2009, we revised our estimate of goodwill impairment to $175 million, and, accordingly, we recorded $5.0 million of additional goodwill impairment. There were no such charges in the first nine months of 2010.
Income from Equity Affiliates
Income from equity affiliates is summarized as follows:

	Nine Months Ended September 30,
(In millions)	2010	2009
SunBelt	$17.6	$26.6
Other equity affiliates	2.2	2.0

	$19.8	$28.6

During the first nine months of 2010, Income from equity affiliates decreased as compared to the corresponding period in 2009 due to lower earnings from our SunBelt joint venture driven primarily by lower caustic soda prices. The negative impact of caustic soda pricing was partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine as compared to the first nine months of 2009.
Interest Expense, Net
Interest expense, net decreased in the first nine months of 2010 as compared to the first nine months of 2009 due primarily to lower average borrowing levels.
Included in Interest expense, net for the first nine months of 2010 and 2009 was interest income of $2.3 million and $2.4 million, respectively.
Debt Extinguishment Costs
Debt extinguishment costs include costs related to the repurchase of our 8.875% senior notes due 2012 in a tender offer and costs associated with the repayment of our $40 million credit facility in the third quarter of 2010. We incurred $25.6 million of premiums related to our tender offer from which we extinguished $256 million aggregate principal amount of our 8.875% senior notes. In addition, we wrote off $1.7 million of deferred financing fees and incurred other extinguishment costs of $0.7 million. In connection with the repayment of our $40 million credit facility, we incurred extinguishment costs of $1.4 million.

Other Expense, Net
Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items were as follows:

	Nine Months Ended September 30,
(In millions)	2010	2009
Currency exchange (loss) gain	$(4.2)	$1.3
Foreign exchange contracts gain (loss)	2.4	(8.4)
Fees and discount on sale of trade receivables	(0.9)	(1.0)
Other income (expense), net	0.5	(0.4)

Other expense, net	$(2.2)	$(8.5)

Income Tax (Expense) Benefit
For the first nine months of 2010, we recognized income tax expense of $17.3 million compared to a benefit of $5.6 million in the first nine months of 2009. Valuation allowances against our deferred tax assets decreased by $11.4 million for the first nine months of 2010 as a result of generating positive pretax income during that period. The related non-cash benefit to income tax expense was $12.1 million, associated with various U.S. federal, state, local, and foreign deferred tax assets. In the first nine months of 2009, we decreased existing valuation allowances against our deferred tax assets by $34.6 million. During the first nine months of 2010, we recognized $2.5 million of income tax expense, including the related interest and penalties, associated with uncertain tax positions. Our effective tax rate for the first nine months of 2010 reflects these items and the impact of foreign earnings which are taxed at rates that differ from the United States. For the first nine months of 2009, we recognized $1.5 million of income tax benefits due to adjustments of liability estimates related to foreign tax audits. For the first nine months of 2009, we recognized $3.4 million of benefit related to a state tax refund.
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

Sales and Operating Income — Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009:

	Three Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change	% Change
Sales:
Global Specialty Engineered Materials	$136.9	$107.3	$29.6	27.6%
Global Color, Additives and Inks	135.2	122.9	12.3	10.0%
Performance Products and Solutions	198.2	180.9	17.3	9.6%
PolyOne Distribution	238.4	163.1	75.3	46.2%
Corporate and eliminations	(27.9)	(25.9)	(2.0)	7.7%

	$680.8	$548.3	$132.5	24.2%

Operating income (loss):
Global Specialty Engineered Materials	$14.1	$8.1	$6.0	74.1%
Global Color, Additives and Inks	10.0	9.4	0.6	6.4%
Performance Products and Solutions	17.9	12.8	5.1	39.8%
PolyOne Distribution	12.2	6.5	5.7	87.7%
SunBelt Joint Venture	8.6	3.8	4.8	126.3%
Corporate and eliminations	(18.2)	14.3	(32.5)	(227.3)%

	$44.6	$54.9	$(10.3)	(18.8)%

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	10.3%	7.5%	2.8% points
Global Color, Additives and Inks	7.4%	7.6%	(0.2)% points
Performance Products and Solutions	9.0%	7.1%	1.9% points
PolyOne Distribution	5.1%	4.0%	1.1% points
Total	6.6%	10.0%	(3.4)% points
Global Specialty Engineered Materials
Sales increased $29.6 million, or 27.6%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to improved demand in our end markets, a higher value sales mix and new business gains. Volumes increased 15.1% as compared to the third quarter of 2009 driven by growth in consumer, electrical and electronics, industrial, wire and cable and healthcare end markets. These items were partially offset by the unfavorable impact of changes in currency exchange rates of approximately 3%.
Operating income increased $6.0 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increased volumes.
Global Color, Additives and Inks
Sales increased $12.3 million, or 10.0%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a 6.2% increase in volumes and a 7.8% increase in market pricing associated with raw material inflation. Gains in the industrial, appliance and packaging end markets led the volume increase. These items were partially offset by the unfavorable impact of changes in currency exchange rates of approximately 4%.
Operating income increased $0.6 million in the third quarter of 2010 as compared to the third quarter of 2009 driven by increased volumes, which was partially offset by unfavorable changes in sales mix.

Performance Products and Solutions
Sales increased $17.3 million, or 9.6%, in the third quarter of 2010 compared to the third quarter of 2009. Volumes increased 12.7% as compared to the third quarter of 2009, driven primarily by improvements in the industrial, packaging and healthcare end markets, which more than offset declines in revenues in building and construction. Mix changes reduced revenues 3.1% while favorably impacting operating income, as sales from our Producer Services business, which maintains an average selling price half that of the consolidated Performance Products and Solutions segment, increased revenue 21% as compared to the third quarter of 2009.
Operating income increased $5.1 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the increase in volumes and favorable product mix.
PolyOne Distribution
PolyOne Distribution sales increased $75.3 million, or 46.2%, in the third quarter of 2010 compared to the third quarter of 2009, reflecting a 17.1% increase in volume. The remainder of the increase in sales was due to increased market pricing associated with raw material inflation and mix.
Operating income increased $5.7 million in the third quarter of 2010 compared to the third quarter of 2009 due to the increase in volume and a more profitable mix of products sold. These items were partially offset by variable selling costs, primarily due to increased incentive compensation expenses associated with our improved performance.
SunBelt Joint Venture
Income from the SunBelt Joint Venture increased $4.8 million in the third quarter of 2010 compared to the third quarter of 2009 driven primarily by a 34% increase in volume combined with increased market pricing. The volume increase was driven primarily by our largest customer purchasing ahead of their plant maintenance schedule for the fourth quarter of 2010.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the third quarter of 2010 and 2009:

	Three Months Ended September 30,
(In millions)	2010	2009
Curtailment gain related to postretirement health care plan (a)	$—	$21.1
Gains from insurance and legal settlements (b)	—	23.9
Environmental remediation costs	(3.9)	(5.4)
Employee separation and plant phaseout (c)	(1.3)	(12.1)
Share-based compensation	(1.1)	(0.8)
Incentive compensation	(6.9)	(7.0)
Unallocated pension and postretirement medical expense	0.9	(2.4)
All other and eliminations (d)	(5.9)	(3.0)

Total Corporate and eliminations	$(18.2)	$14.3

(a)	During the third quarter of 2009, we amended certain of our post-retiree healthcare plans whereby benefits to be paid under these plans will be phased out through 2012, resulting in a curtailment gain of $21.1 million.

(b)	During the third quarter of 2009, we recorded gains associated with insurance settlements of $23.9 million related to reimbursement of previously incurred environmental costs.

(c)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of cost saving measures that included eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity.

(d)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Sales and Operating Income — Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009:

	Nine Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change	% Change
Sales:
Global Specialty Engineered Materials	$390.7	$290.1	$100.6	34.7%
Global Color, Additives and Inks	403.2	344.7	58.5	17.0%
Performance Products and Solutions	600.4	510.0	90.4	17.7%
PolyOne Distribution	695.7	435.1	260.6	59.9%
Corporate and eliminations	(85.9)	(71.7)	(14.2)	19.8%

	$2,004.1	$1,508.2	$495.9	32.9%

Operating income (loss):
Global Specialty Engineered Materials	$38.3	$12.3	$26.0	211.4%
Global Color, Additives and Inks	30.5	17.0	13.5	79.4%
Performance Products and Solutions	47.6	26.3	21.3	81.0%
PolyOne Distribution	32.4	15.3	17.1	111.8%
SunBelt Joint Venture	14.4	23.5	(9.1)	(38.7)%
Corporate and eliminations	(26.0)	(36.7)	10.7	(29.2)%

	$137.2	$57.7	$79.5	137.8%

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	9.8%	4.2%	5.6% points
Global Color, Additives and Inks	7.6%	4.9%	2.7% points
Performance Products and Solutions	7.9%	5.2%	2.7% points
PolyOne Distribution	4.7%	3.5%	1.2% points
Total	6.8%	3.8%	3.0% points
Global Specialty Engineered Materials
Sales increased $100.6 million, or 34.7%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to improved demand in our end markets. Volumes increased 25.2% as compared to the first nine months of 2009 led by growth in the electrical and electronics, industrial and transportation end markets. Pricing and mix of products sold also favorably impacted sales by 7.6% while changes in currency exchange rates reduced sales approximately 1%.
Operating income increased $26.0 million in the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increased volumes, improved sales mix and ongoing savings from our Lean Six Sigma initiatives. These items were partially offset by an increase in variable selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results.
Global Color, Additives and Inks
Sales increased $58.5 million, or 17.0%, in the first nine months of 2010 compared to the first nine months of 2009 due to an increase in volumes, a higher value sales mix and new business gains. Volumes increased 13.1% as compared to the first nine months of 2009, with increases in most of our end markets, led by the transportation, industrial and appliance end markets. Pricing and mix of products sold also favorably impacted sales by 5.9% while changes in currency exchange rates reduced sales approximately 1%.
Operating income increased $13.5 million in the first nine months of 2010 as compared to the first nine months of 2009 driven by increased volumes and cost reductions from our restructuring initiatives. These items were partially offset by an increase in variable selling and administrative costs, primarily due to increased incentive compensation expenses associated with the improved performance results.

Performance Products and Solutions
Sales increased $90.4 million, or 17.7%, in the first nine months of 2010 compared to the first nine months of 2009. Volumes increased 20.5% compared to the first nine months of 2009, led by improvements in the industrial, automotive and healthcare end markets, which more than offset the slower than forecasted recovery in the building and construction end markets. Mix changes reduced revenues 2.8% while favorably impacting operating income, as sales from our Producer Services business, which maintains an average selling price half that of the consolidated Performance Products and Solutions segment, increased revenue 20% as compared to the first nine months of 2009.
Operating income increased $21.3 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the increase in volumes and improved sales mix.
PolyOne Distribution
PolyOne Distribution sales increased $260.6 million, or 59.9%, in the first nine months of 2010 compared to the first nine months of 2009, reflecting a 26.3% increase in volume and new business gains. The remainder of the increase in sales was due to increased market pricing associated with raw material inflation and mix.
Operating income increased $17.1 million in the first nine months of 2010 compared to the first nine months of 2009 due to the increase in volume and leveraging our commercial and logistics infrastructure. These items were partially offset by an increase in variable selling costs, primarily due to increased incentive compensation expenses associated with our improved performance.
SunBelt Joint Venture
Income from the SunBelt Joint Venture declined $9.1 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to lower caustic soda pricing. The negative impact of caustic soda pricing was partially offset by the favorable impact of increased volume compared to the first nine months of 2009.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the first nine months of 2010 and 2009:

	Nine Months Ended September 30,
(In millions)	2010	2009
Curtailment of postretirement health care plan (a)	$—	$21.1
Gains from insurance and legal settlements (b)	21.6	23.9
Adjustment to impairment of goodwill (c)	—	(5.0)
Environmental remediation costs	(10.2)	(8.3)
Employee separation and plant phaseout (d)	(1.9)	(25.2)
Share-based compensation	(3.2)	(2.2)
Incentive compensation	(22.8)	(15.5)
Unallocated pension and postretirement medical expense	2.9	(14.3)
All other and eliminations (e)	(12.4)	(11.2)

Total Corporate and eliminations	$(26.0)	$(36.7)

(a)	During the third quarter of 2009, we amended certain of our postretiree healthcare plans whereby benefits to be paid under these plans will be phased out through 2012, resulting in a curtailment gain of $21.1 million.

(b)	In the first nine months of 2010 and 2009, we recorded gains associated with legal and insurance settlements of $21.6 million and $23.9 million, respectively. These settlements related to the reimbursement of previously incurred environmental costs and proceeds from workers’ compensation insurance claims.

(c)	In the first quarter of 2009, we increased our estimated 2008 year-end goodwill impairment charge of $170.0 million by $5.0 million.

(d)	During the third quarter of 2008, we announced the restructuring of certain manufacturing assets, primarily in North America. In January 2009, we announced the initiation of further cost saving measures that included eliminating approximately 370 jobs, implementing reduced work schedules, closing a facility and idling certain other capacity.

(e)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

(In millions)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$307.9	$222.7
Accounts receivable sale facility availability	139.5	112.8

Liquidity	$447.4	$335.5

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.
In the first nine months of 2010, liquidity increased by $111.9 million driven by the increase in our cash balance and the increase in accounts receivable availability. The increase in cash of $85.2 million includes proceeds of $21.6 million from insurance and legal settlements, $9.8 million from the sale of our investment in, and payment of the related seller note receivable from, O’Sullivan Films and net proceeds of $353.6 million from the issuance of our 7.375% senior notes due 2020. A portion of the net proceeds from the issuance of our 7.375% senior notes was used to repurchase $256 million aggregate principal amount of our 8.875% senior notes due May 2012 in a tender offer, which resulted in the extinguishment of $256 million of debt and related payment of $26.3 million of debt extinguishment costs through September 30, 2010. Additionally, we repaid our $40 million credit facility, paid $1.4 million of extinguishment costs associated therewith, and repaid $20 million aggregate principal of our 6.52% medium-term notes. The increase in our accounts receivable facility availability reflects an increase in sales.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the first nine months of 2010 and 2009.
Operating Activities — In first nine months of 2010, net cash provided by operating activities was $82.4 million as compared to $216.9 million in the first nine months of 2009. In the first nine months of 2010, working capital, which we define as accounts receivable plus inventory less accounts payable, increased reflecting our investment in support of our sales growth. In the first nine months of 2009, net cash provided by operating activities was favorably impacted by working capital improvements, which contributed $118.4 million. Working capital as a percentage of sales continued to improve, and for the first nine months of 2010 was 9.7% versus 10.1% for the first nine months of 2009. Accounts receivable as a percentage of quarterly sales increased to 51.3% as of September 30, 2010 as compared to 49.7% as of December 31, 2009. This increase is due to the fact that our sales are typically lowest in the month of December, and the increase in accounts receivable resulted principally from higher sales in September 2010 versus December 2009. Days sales outstanding over the period from December 31, 2009 to September 30, 2010 decreased from 49.1 to 47.6.
Investing Activities — Cash used by investing activities during the first nine months of 2010 was $11.1 million, which was primarily comprised of capital expenditures of $18.9 million. Partially offsetting these expenditures was cash proceeds from the sale of our investment in O’Sullivan and the collection of the principal on the related note receivable totaling $7.8 million. Cash used by investing activities in the first nine months of 2009 included $15.9 million of capital expenditures.
Financing Activities — Net cash used by financing activities in the first nine months of 2010 reflects proceeds from the issuance of our 7.375% senior notes due 2020 and the related tender offer by which $256 million aggregate principal amount of our 8.875% senior notes were extinguished through September 30, 2010. Additionally, we repaid our $40 million credit facility and $20 million aggregate principal amount of our 6.52% medium-term notes. In connection with the tender offer, we paid tender premiums and other costs of $26.3 million, and we paid $1.4 million of costs associated with the extinguishment of the $40 million credit facility. Proceeds from the exercise of stock options in the first nine months was $3.9 million. In the first nine months of 2009, net cash provided by financing activities reflected a $5.5 million decrease in short-term borrowings.

Capital Resources
The following table summarizes our available and outstanding facilities as of September 30, 2010:

(In millions)	Outstanding	Available
Long-term debt, including current maturities	$453.9	$—
Receivables sale facility	—	139.5

	$453.9	$139.5

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
Long-Term Debt
As of September 30, 2010, long-term debt totaled $453.9 million, with maturities ranging from 2011 to 2020. Current maturities of long-term debt at September 30, 2010 were $19.9 million.
Aggregate maturities of long-term debt for the next five years are: 2011 — $19.9 million; 2012 — $24.0 million; 2013 — $0.0 million; 2014 — $0.0 million; and thereafter — $410.0 million.
Each of our 7.375% senior notes due 2020, 7.500% debentures due 2015, 8.875% senior notes due 2012 and medium-term notes are our direct, unsecured obligations and are not guaranteed by any of our subsidiaries. Each of the indentures governing these debt securities contains limitations on our ability to incur secured debt.
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
Receivables Sale Facility
As of September 30, 2010, we had receivables sale facilities outstanding in the United States and Canada totaling $200 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40 million available for issuing standby letters of credit as a sub-limit within the $200 million facility, of which $13.9 million was used at September 30, 2010.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by the sum of interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40 million or less. As of September 30, 2010, the average excess availability under the facility was greater than $40 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.
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

Note Receivable
Included in Other non-current assets as of September 30, 2010 is $25.2 million outstanding on a seller note receivable due from Excel Polymers LLC, which purchased our elastomers and performance additives business in August 2004. With the extension of this note in 2009, we were given a secured position in the assets of the business. This note accrues interest at 10% per annum and is due in full with accrued interest at maturity on February 29, 2012.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the nine months ended September 30, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2009, except as it relates to the scheduled repayment of debt as previously discussed.
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
Interest rate exposure — On July 7, 2010, we fully repaid the $40 million of outstanding borrowings and also terminated the related commitments under our credit agreement. Because this was our only variable rate debt, we currently have no significant exposure to changes in market interest rates.
To help manage borrowing costs, we may periodically enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts on agreed-upon notional principal amounts. As of September 30, 2010, there were no outstanding interest rate swap agreements.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts, which had a fair value of $1.6 million at September 30, 2010. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common shares during the period indicated:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
	Total Number of		Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased		Per Share	Announced Program	the Program (1)
July 1 to July 31	—		$—	—	8,750,000
August 1 to August 31	39,327	(2)	10.33	—	8,750,000
September 1 to September 30	—		—	—	8,750,000

Total	39,327		$10.33	—

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

(2)	Represents shares surrendered to our company to satisfy the exercise price in connection with the exercise of options.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee

4.2	First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee

10.1	Amended and Restated Deferred Compensation Plan for Non-Employee Directors

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2010	POLYONE CORPORATION
/s/ Robert M. Patterson
Robert M. Patterson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee

4.2	First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee

10.1	Amended and Restated Deferred Compensation Plan for Non-Employee Directors

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002