Form 10-K
period 2010-12-31
POLYONE CORP
filed 2011-02-18
CIK 1122976

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission file number 1-16091

PolyOne Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1730488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33587 Walker Road, Avon Lake, Ohio (Address of principal executive offices)	44012 (Zip Code)

Registrant’s telephone number, including area code          (440) 930-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2010, determined using a per share closing price on that date of $8.42, as quoted on the New York Stock Exchange, was $726,785,663.

The number of shares of common shares outstanding as of February 15, 2011 was 94,029,027.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2011 Annual Meeting of Shareholders.

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

ITEM 1. BUSINESS

Business Overview

We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty PVC resins. We also have an equity investment in SunBelt Chlor-Alkali Partnership (SunBelt), a manufacturer of caustic soda and chlorine. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.

We are incorporated in Ohio and our headquarters are in Avon Lake, Ohio. We employ approximately 4,000 people and have 49 manufacturing sites and 6 distribution facilities in North America, Europe, Asia and South America, and a joint venture in North America. We offer more than 36,000 polymer solutions to over 10,000 customers across the globe. In 2010, we had sales of $2.6 billion, 34% of which were to customers outside the United States.

We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our

2  POLYONE CORPORATION

manufacturing and supply chain processes to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that large chemical producers are increasingly outsourcing less-than-railcar business; polymer and additive producers need multiple channels to market; processors continue to outsource compounding; and international companies need suppliers with global reach. Our goal is to provide our customers with specialized material and service solutions through our global reach, product platforms, low-cost manufacturing operations, a fully integrated information technology network, broad market knowledge and raw material procurement leverage. Our end markets are primarily in industrial applications, durable goods, transportation, building and construction materials, packaging, wire and cable, healthcare, electrical and electronics and textiles.

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

Polymer Industry Overview

Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, in its most basic form. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand balances. Through our equity interest in SunBelt, we realize a portion of the economic benefits of a base resin producer for PVC resin, one of our major raw materials.

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

PolyOne Segments

We operate in five reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; (4) PolyOne Distribution; and (5) SunBelt Joint Venture. Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.

Global Specialty Engineered Materials

Global Specialty Engineered Materials is a leading provider of custom plastic formulations, compounding services and solutions for

3  POLYONE CORPORATION

processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and/or biomaterial technologies. This segment includes GLS Corporation (GLS), which we acquired in 2008. We believe GLS offers the broadest range of soft-touch thermoplastic elastomers in the industry. Our compounding expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins. Global Specialty Engineered Materials has plants, sales and service facilities located throughout North America, Europe and Asia, and with the acquisition of Uniplen Indústria de Polímeros Ltda. (Uniplen) on January 3, 2011, we further extended our global capabilities to South America. Our product development and application reach is further enhanced by the capabilities of our Engineered Materials Solutions Centers in the United States, Germany, and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

Global Color, Additives and Inks

Global Color, Additives and Inks is a leading provider of specialized color and additive concentrates as well as inks and latexes. Color and additive products include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with non pre-colored base resins, our colorants help customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement. Our colorant and additives masterbatches are used in a broad range of plastics, including those used in food and medical packaging, transportation, building products, pipe and wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Products include proprietary inks and latexes for diversified markets including recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Global Color, Additives and Inks has plants, sales and service facilities located throughout North America, Europe and Asia, and with the acquisition of Polimaster Indústria E Comércio de Pigmentos Pláticos LTDA (Polimaster) on October 1, 2010, we further extended our global capabilities to South America. In addition, through its disposition on November 30, 2010, we had a 50% interest in BayOne Urethane Systems LLC (BayOne), a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets. The equity earnings from BayOne are included in Global Color, Additives and Inks’ results.

Performance Products and Solutions

Performance Products and Solutions is an industry leader offering an array of products and services for vinyl, molding and extrusion processors principally in North America. Our product offerings include: vinyl compounds, vinyl resins, and specialty coating materials based largely on vinyl. We believe that Geon is the leading North American vinyl compounder, and the Geon name carries strong brand recognition. These products are sold to manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations and extruder screw design. In addition, we owned 50% of Geon Polimeros Andinos (GPA), a former equity affiliate and producer and marketer of vinyl compounds in Latin America, through the disposition date of October 13, 2009. Vinyl is utilized across a broad range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. This segment also includes Producer Services, which offers custom compounding services to resin producers and processors that design and develop their own compound and masterbatch recipes. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our compounding expertise and multiple manufacturing platforms.

PolyOne Distribution

Our PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American market. These products are sold to over 5,500 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.

SunBelt Joint Venture

Our SunBelt Joint Venture consists entirely of our 50% equity interest in SunBelt. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. In 2010, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is used to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, building and construction and consumer products industries.

4  POLYONE CORPORATION

Competition

The production of compounded plastics and the manufacture of custom and proprietary formulated color and additives systems for the plastics industry are highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent formulator and compounder of plastics and producer of custom and proprietary color and additive masterbatch systems in the United States and Europe, with a growing presence in Asia and South America. Our competitors range from large international companies with broad product offerings to local independent custom compounders whose focus is a specific market niche or product offering.

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

Raw Materials

The primary raw materials used by our manufacturing operations are PVC resin, VCM, polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which we believe are in adequate supply. We have long-term supply contracts with OxyVinyls LP, a former equity investment affiliate, under which the majority of our PVC resin and all of our VCM is supplied. These contracts will expire in 2013, although they contain two five-year renewal provisions that are at our option. We believe these contracts should assure the availability of adequate amounts of PVC resin and VCM. We also believe that the pricing under these contracts provides PVC resins and VCM to us at a competitive cost. We also periodically obtain raw materials from foreign suppliers. See discussion of risks associated with raw material supply and costs in Item 1A. Risk Factors.

Patents and Trademarks

We own and maintain a number of U.S. and foreign patents and trademarks that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years if all fees are paid, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks.

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

Significant Customers

No customer accounted for more than 3% of our consolidated revenues in 2010, and neither we nor any of our segments would suffer a material adverse effect if we were to lose any single customer.

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

Our investment in product research and development was $33.8 million in 2010, $30.2 million in 2009 and $33.8 million in 2008. In 2011, we expect our investment in research and development to increase moderately as we deploy additional resources to focus on material and service innovations.

5  POLYONE CORPORATION

Methods of Distribution

We sell products primarily through direct sales personnel, distributors, including our PolyOne Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our operating facilities or warehouses. We also ship some of our manufactured products to customers by rail.

Employees

As of February 1, 2011, we employed approximately 4,000 people. Less than 2% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations or when we renegotiate collective bargaining agreements as they expire.

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

We are strongly committed to safety as evidenced by our injury incidence rate of 0.6 per 100 full-time workers per year in 2010, an improvement from 0.9 in 2009. The 2009 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 4.8.

In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Improvement Act, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.

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

We incurred environmental expenses of $20.5 million in 2010, $11.7 million in 2009 and $17.1 million in 2008. Our environmental expense in 2010 and 2009 related mostly to ongoing remediation. In 2010, 2009, and 2008 we received $16.7 million, $23.9 million, and $1.5 million, respectively, as reimbursement of previously incurred environmental remediation costs.

We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites we or our predecessors formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves as of December 31, 2010 on our accompanying consolidated balance sheet totaling $87.4 million to cover

6  POLYONE CORPORATION

probable future environmental expenditures related to previously contaminated sites. This figure represents our best estimate of probable costs for remediation, based upon the information and technology currently available and our view of the most likely remedy.

Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2010. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed or additional information is obtained.

We expect cash paid for environmental remediation expenditures will be approximately $15 million in 2011.

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

Our Internet address is www.polyone.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website (www.polyone.com, select Investors and then SEC Edgar filings) or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. The contents of our website are not part of this Annual Report on Form 10-K, and the reference to our website does not constitute incorporation by reference into this Form 10-K of the information contained at that site.

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

Several factors may affect the demand for and supply of our products and services, including:

•	economic downturns in the significant end markets that we serve;

•	product obsolescence or technological changes that unfavorably alter the value / cost proposition of our products and services;

•	competition from existing and unforeseen polymer and non-polymer based products;

•	declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers’ ability to pay amounts owed to us;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets; and

•	inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which would adversely affect our financial position, results of operations and cash flows.

7  POLYONE CORPORATION

Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.

The hazards and risks our manufacturing operations are subject to include, but are not limited to:

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

We may also incur additional costs and liabilities as a result of increasingly strict environmental, safety and health laws, regulations and related enforcement policies, restrictions on the use of lead and phthalates under the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008 and restrictions on greenhouse gases emissions.

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

As noted above in Item 1., “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe and Asia) was approximately 34% in 2010 and 37% in each of 2009 and 2008. Long-lived assets of our foreign operations represented 37% in 2010, 36% in 2009 and 35% in 2008 of our total long-lived assets.

International operations are subject to risks, which include, but are not limited to, the following:

•	changes in local government regulations and policies including, but not limited to foreign currency exchange controls or

8  POLYONE CORPORATION

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

The earnings of SunBelt may be significantly affected by changes in the commodity cycle for hydrocarbon feedstocks and for chlor-alkali products. If the profitability of SunBelt is adversely affected, cash distributions from the partnership may decline or we may be required to make cash contributions to the partnership, either of which could adversely affect our financial position, results of operations or cash flows.

Natural gas, electricity, fuel and raw material costs, and other external factors beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause fluctuations in our margins.

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

9  POLYONE CORPORATION

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

Current and future disruptions in the global credit and financial markets could limit our access to credit, which could negatively impact our business.

Domestic and foreign credit and financial markets have experienced extreme disruption in the past two years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the continuing disruption in the credit and financial markets or of any related adverse economic conditions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by the disruptions in the global credit and financial markets.

The global economic downturn has had and may continue to have a negative effect on our business and operations.

The global economic downturn has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which have had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been affected by the current economic conditions. Current or potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business. In addition, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.

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

The timing, strength or duration of any recovery in the global economic markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. While our operating results have improved along with the improvement in the economy, there can be no assurance that the economy and our operating results will continue to improve, that the economy will not experience another significant downturn, or that our operating results will not decrease. In such an event, our operating results, financial condition and business could be adversely affected. While we have seen recent signs of recovery, we cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery.

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2010, we had goodwill of $164.1 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant

10  POLYONE CORPORATION

customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations.

Poor investment performance by our pension plan assets may increase our pension liability and expense, which may increase the required funding of our pension obligations and divert funds from other potential uses.

We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. As of December 31, 2010, we assumed an 8.5% rate of return on pension assets.

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

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $24.8 million to our pension plans in 2011.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations, diverting funds we would otherwise apply to other uses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding or unresolved comments from the staff of the SEC.

11  POLYONE CORPORATION

ITEM 2.	PROPERTIES

As of February 1, 2011, we operated facilities in the United States and internationally. Our corporate office is located in Avon Lake, Ohio. We employ approximately 4,000 people and have 49 manufacturing sites and 6 distribution facilities in North America, Europe, Asia, and South America. We also have a joint venture in North America. We own substantially all of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and	Global Specialty	Global Color,
Solutions	Engineered Materials	Additives and Inks	PolyOne Distribution

1. Long Beach, California	1. McHenry, Illinois	1. Glendale, Arizona	1. Rancho Cucamonga,
Kennesaw, Georgia(1)	2. Avon Lake, Ohio	2. Kennesaw, Georgia	California(4)
2. Henry, Illinois	Dyersburg, Tennessee(1)	Suwanee, Georgia(3)	2. Chicago, Illinois(4)
3. Terre Haute, Indiana	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	3. Eagan, Minnesota(4)
4. Louisville, Kentucky	Seabrook, Texas(1)	4. St. Louis, Missouri	4. La Porte, Texas(4)
5. Sullivan, Missouri	4. Gaggenau, Germany	5. Massillon, Ohio	5. Fife, Washington(4)
6. Pedricktown, New Jersey	5. Istanbul, Turkey	6. Norwalk, Ohio	6. Brampton, Ontario,
7. Avon Lake, Ohio	6. Barbastro, Spain	7. Lehigh, Pennsylvania	Canada(4)
8. North Baltimore, Ohio	7. Melle, Germany	8. Vonore, Tennessee	(6 distribution facilities)
9. Clinton, Tennessee	8. Pamplona, Spain	9. Toluca, Mexico
10. Dyersburg, Tennessee	9 & 10. Suzhou, China(2)	10. Assesse, Belgium
11. Pasadena, Texas	11. Shenzhen, China	11. Cergy, France
12. Seabrook, Texas	Jurong, Singapore(3)	12. Tossiat, France
13. Orangeville, Ontario,	12. Sao Paulo, Brazil(7)	13. Bendorf, Germany	SunBelt Joint Venture
Canada	13. Santa Catharina,	14. Gyor, Hungary	SunBelt Joint Venture —
14. St. Remi de Napierville,	Brazil(7)	15. Kutno, Poland	McIntosh, Alabama(5)
Quebec, Canada	(13 manufacturing plants)	16. Mumbai, India
15. Dongguan, China		Pamplona, Spain(1)
(15 manufacturing plants)		17. Angered, Sweden
18. Bangkok, Thailand
19. Pudong (Shanghai), China
Shenzhen, China(1)
Tianjin, China(3)
20. Sao Paulo, Brazil(6)
21. Novo Hamburgo,
Brazil(6)
(21 manufacturing plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	Facility is not owned by PolyOne, however it is included in distribution facility total as it is a primary distribution location.

(5)	Facility is shared as part of a joint venture, not included in manufacturing plants total.

(6)	Facility added in connection with the acquisition of Polimaster on October 1, 2010.

(7)	Facility added in connection with the acquisition of Uniplen on January 3, 2011.

ITEM 3.	LEGAL PROCEEDINGS

In December 2007, the EPA met with the Company to discuss possible violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at our polyvinyl chloride resin manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. Discussions between representatives for the Company and the EPA occurred in 2008, during which we provided additional information as well as our position regarding the compliance status of the facilities and discussed certain modifications to testing procedures and record keeping. In January 2009, we received a letter from the EPA proposing a resolution of any violations identified that would include our payment of penalties in the amount of $1.3 million. We continue to discuss with the EPA resolution of these proposed violations on a mutually agreed basis.

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

12  POLYONE CORPORATION

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of our company, his age as of February 18, 2011 and his current position with our company:

Name	Age	Position

Stephen D. Newlin	58	Chairman, President and Chief Executive Officer
Robert M. Patterson	38	Executive Vice President and Chief Financial Officer
Bernard P. Baert	61	Senior Vice President, President of Europe and International
Michael E. Kahler	53	Senior Vice President, Chief Commercial Officer
Thomas J. Kedrowski	52	Senior Vice President, Supply Chain and Operations
Craig M. Nikrant	49	Senior Vice President, President of Global Specialty Engineered Materials
Michael L. Rademacher	60	Senior Vice President, President of Distribution
Robert M. Rosenau	56	Senior Vice President, President of Performance Products and Solutions
Kenneth M. Smith	56	Senior Vice President, Chief Information and Human Resources Officer
John V. Van Hulle	53	Senior Vice President, President of Global Color, Additives and Inks

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

Robert M. Patterson: Executive Vice President and Chief Financial Officer, January 2011 to date. Senior Vice President and Chief Financial Officer, May 2008 to January 2011. Vice President and Treasurer of Novelis, Inc. (an aluminum rolled products manufacturer) from 2007 to May 2008. Vice President, Controller and Chief Accounting Officer of Novelis from 2006 to 2007. Mr. Patterson served as Vice President and Segment Chief Financial Officer, Thermal and Flow Technology Segments of SPX Corporation (a multi-industry manufacturer and developer) from 2005 to 2006 and as Vice President and Chief Financial Officer, Cooling Technologies and Services of SPX from 2004 to 2005. Mr. Patterson served as Vice President and Chief Financial Officer of Marley Cooling Tower Company, a cooling tower manufacturer and subsidiary of SPX, from 2002 to 2004.

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

13  POLYONE CORPORATION

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

The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2010 Quarters				2009 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First

Common share price:
High	$13.99	$12.59	$11.89	$10.65	$7.74	$7.19	$3.65	$3.56
Low	$11.58	$7.38	$8.38	$6.93	$5.45	$2.50	$2.23	$1.32

As of February 15, 2011, there were 2,346 holders of record of our common shares.

We did not pay dividends in 2010 or 2009. Future declarations of dividends on common shares are at the discretion of the Board of Directors, and the declaration of any dividends will depend on, among other things, earnings, capital requirements and our financial position, results of operations and cash flows. Additionally, the agreements that govern our receivables sale facility contain restrictions that could limit our ability to pay future dividends.

ITEM 6.	SELECTED FINANCIAL DATA

You should refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this Annual Report on Form 10-K and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition, results of operations or cash flows.

(In millions, except per share data)	2010(1)	2009(2)	2008(3)	2007	2006(4)

Sales	$2,621.9	$2,060.7	$2,738.7	$2,642.7	$2,622.4
Operating income (loss)	$174.3	$80.1	$(133.9)	$43.8	$176.9
Income (loss) before discontinued operations	$111.0	$49.5	$(260.2)	$17.8	$98.1
Discontinued operations	—	—	—	—	(2.7)

Net income (loss)	$162.6	$49.5	$(260.2)	$17.8	$95.4

Basic earnings (loss) per common share:
Before discontinued operations	$1.75	$0.54	$(2.81)	$0.19	$1.06
Discontinued operations	—	—	—	—	(0.03)

Basic and diluted earnings (loss) per common share	$1.75	$0.54	$(2.81)	$0.19	$1.03
Diluted earnings (loss) per common share:
Before discontinued operations	$1.69	$0.53	$(2.81)	$0.19	$1.06
Discontinued operations	—	—	—	—	(0.03)

Diluted earnings (loss) per common share	$1.69	$0.53	$(2.81)	$0.19	$1.03

Total assets	$1,671.9	$1,416.0	$1,320.1	$1,630.0	$1,817.9
Long-term debt, net of current portion	$432.9	$389.2	$408.3	$308.0	$567.7

15  POLYONE CORPORATION

(1)	Included in net income for 2010 are: 1) gains of $23.9 million related to legal and insurance settlements, 2) a gain of $16.3 million related to the sale of our 50% interest in BayOne, 3) debt extinguishment costs of $29.5 million, and 4) tax benefits of $107.1 million associated with the reversal of our valuation allowance.

(2)	Included in operating income for 2009 results are charges of $27.2 million related to employee separation and plant phase-out and benefits of $23.9 million related to reimbursement of previously incurred environmental expenses and $21.1 million related to a curtailment gain from amendments to certain of our employee benefit plans.

(3)	Included in operating expense for 2008 results are charges of $39.7 million related to employee separation and plant phase-out and $170.0 million related to goodwill impairment. Included in net loss for 2008 are charges of $90.3 million to record deferred a deferred tax valuation allowance.

(4)	In February 2006, we sold 82% of our Engineered Films business. This business was previously reported as discontinued operations and is recognized as such in our historical results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K particularly in “Cautionary Note On Forward-Looking Statements” and Item 1A., “Risk Factors.”

Our Business

We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. We also have an equity investment that manufactures caustic soda and chlorine. Headquartered in Avon Lake, Ohio, with 2010 sales of $2.6 billion, we have manufacturing sites and distribution facilities in North America, Europe, Asia and South America and a joint venture in North America. We currently employ approximately 4,000 people and offer more than 36,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).

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

Key Challenges

Overall, our business faces issues resulting from the recent economic downturn, especially as it relates to affected markets such as building and construction and transportation. Maintaining profitability during periods of raw material price volatility is another critical

16  POLYONE CORPORATION

challenge. Further, we need to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.

Strategy and Key Trends

To address these challenges and achieve our vision, we have implemented a strategy with four core components: specialization, globalization, operational excellence and commercial excellence. Specialization differentiates us through products, services, technology, and solutions that add value. Globalization allows us to service our customers with consistency wherever their operations might be around the world. Operational excellence empowers us to respond to the voice of the customer while focusing on continuous improvement. Commercial excellence enables us to deliver value to customers by supporting their growth and profitability.

In the short term, we will maintain our focus on top-line growth, improving or maintaining the cost/price relationship with regard to raw materials and improving working capital efficiency. In addition to driving top-line growth, we have established margin improvement targets for all businesses. In 2011, most of our capital expenditures will be focused on supporting sales growth, integrating information systems, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation and continue to support growth in key markets and product offerings.

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

Recent Developments

Brazilian Acquisitions

On October 1, 2010, we acquired substantially all of the assets of Polimaster, a specialty color business in Brazil for a cash purchase price of $3.3 million paid at close, resulting in goodwill of $0.4 million. Polimaster had sales of approximately $4.0 million for the year ended December 31, 2009. Our purchase price allocation is preliminary as of December 31, 2010. Polimaster’s results of operations since the acquisition date are included within Global Color, Additives & Inks.

On January 3, 2011, we acquired the assets of Uniplen, a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics. The Uniplen transaction was completed for an upfront cash purchase price of $21 million with a potential for further consideration payable over the next three years based on achieving certain performance metrics. Uniplen recorded revenues of approximately $34 million in 2010. Uniplen’s results of operations will be included within Global Specialty Engineered Materials.

These acquired businesses serve customers in an array of end markets, including consumer, transportation and durable goods.

Sale of BayOne Joint Venture Interest

On November 30, 2010, we sold our investment in BayOne, previously a 50% owned equity affiliate and part of Global Color, Additives and Inks, to Bayer MaterialScience LLC. We received cash proceeds of $19.3 million and recorded a pre-tax gain of $16.3 million in our fourth quarter 2010 results of operations.

Issuance of 7.375% Senior Notes and Debt Extinguishment

In September 2010, we issued $360 million aggregate principal amount of senior unsecured notes at par. The notes mature in September 2020 and bear interest at 7.375% per annum, payable semi-annually in arrears on March 15th and September 15th of each year. Deferred financing costs from the issuance of $7.3 million are included in Other non-current assets and will be amortized over the term of the senior unsecured notes. We used a portion of the net proceeds from these notes to repurchase $257.1 million aggregate principal amount of our 8.875% senior notes due May 2012 at a premium of $25.7 million in a tender offer. The tender premium, $0.7 million of other debt extinguishment costs and the write off of deferred note issuance costs of $1.7 million are shown within the Debt Extinguishment Costs line in our Consolidated Statement of Operations.

On July 7, 2010, we fully repaid $40 million of outstanding borrowings and terminated our credit agreement, dated January 3, 2008, with Citicorp USA, Inc. (the Credit Agreement). The Credit Agreement provided for an unsecured revolving and letter of credit facility with total commitments of up to $40 million and was scheduled to expire on March 20, 2011. In connection with the repayment of this facility, we incurred $1.4 million of debt extinguishment costs.

Highlights and Executive Summary

Selected Financial Data

(In millions)	2010	2009	2008

Sales	$2,621.9	$2,060.7	$2,738.7
Operating income (loss)	$174.3	$80.1	$(133.9)
Net income (loss)	$162.6	$49.5	$(260.2)
Cash and cash equivalents	$378.1	$222.7	$44.3
Accounts receivable availability	128.2	112.8	121.4

Liquidity	$506.3	$335.5	$165.7

Debt, short- and long-term	$452.9	$409.6	$434.3

17  POLYONE CORPORATION

2010 vs. 2009

The increase in sales was primarily attributable to an 18.2% increase in volume in 2010 as compared to 2009, reflecting improved demand levels across all end markets, most notably in the transportation, consumer, building and construction and healthcare end markets. Additionally, sales were impacted by increased market pricing associated with raw material inflation of approximately 9% in 2010.

Operating income increased $94.2 million in 2010 compared to 2009 due to the increase in sales and improved operating margin driven by ongoing efficiency gains from our Lean Six Sigma initiatives. Additionally, operating income in 2010 included gains of $23.9 million from insurance and legal settlements and $16.3 million associated with the sale of our 50% interest in BayOne, compared to 2009 gains of $23.9 million for insurance settlements, $21.9 million associated with the curtailment of certain of our employee benefit plans, and $2.8 million related to the sale of our 50% interest in GPA, a former equity affiliate. We recognized charges of $3.1 million related to restructuring and employee separation in 2010 as compared to $27.2 million in 2009. Our operating income for 2009 also included a $5.0 million charge related to an adjustment of our 2008 estimated goodwill impairment charge, whereas no such charge was incurred in 2010. Changes in currency exchange rates unfavorably impacted operating income by $1.5 million in 2010 as compared to 2009, driven primarily by changes in the value of the Euro.

Net income increased in 2010 primarily due to the items discussed above. Partially offsetting the favorable items was $29.5 million of debt extinguishment costs. Income tax expense decreased in 2010 as compared to 2009 primarily due to the utilization of net operating loss carryforwards and the reversal of the valuation allowance associated with our U.S. deferred tax assets of $107.1 million in 2010, partially offset by increased tax expense associated with our improved operating results.

Since December 31, 2009, liquidity increased by $170.8 million driven by the increase in our cash balance and the increased availability under our accounts receivable facility.

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

The improvement in operating income for 2009 reflects the favorable impact of higher margin business gains, lower raw material costs and the realization of restructuring savings. These factors more than offset the impact of the decrease in volumes and the negative impact of changes in currency exchange rates in 2009. Operating income in 2009 also included gains of $21.9 million associated with the curtailment of certain of our employee benefit plans, $23.9 million related to the reimbursement of previously incurred environmental costs and a $2.8 million gain associated with the sale of our interest in a previously 50% owned equity affiliate, GPA. We recognized charges of $27.2 million related to restructuring and employee separation in 2009 as compared to $39.7 million in 2008. Our operating income was also negatively impacted by a $170.0 million goodwill impairment charge in 2008, and a subsequent $5.0 million charge to finalize this preliminary estimate in the first quarter of 2009. Changes in currency exchange rates unfavorably impacted operating income by $5.2 million in 2009 as compared to 2008, driven primarily by changes in the U.S. dollar versus the Euro and Canadian dollar.

The increase in net income in 2009 as compared to 2008 was primarily due to the items discussed in the paragraph above. Additionally, net interest expense was lower in 2009 than in the prior year primarily due to lower average interest rates on our variable rate debt and a lower average debt balance. Income tax benefit was $13.3 million in 2009 as compared to expense of $84.5 million in 2008 as the 2008 amount reflects a $90.3 million charge to record a tax valuation allowance.

Compared to December 31, 2008, our liquidity increased by $169.8 million to $335.5 million as the increase in our cash balance has more than offset the decrease in our borrowing capacity under the accounts receivable facility. The increase in cash and cash equivalents of $178.4 million was primarily the result of improved earnings coupled with substantially lower working capital investment at December 31, 2009 as compared to December 31, 2008.

18  POLYONE CORPORATION

Results of Operations

				Variances—Favorable (Unfavorable)
				2010 versus 2009		2009 versus 2008
					%		%
(Dollars in millions, except per share data)	2010	2009	2008	Change	Change	Change	Change

Sales	$2,621.9	$2,060.7	$2,738.7	$561.2	27.2%	$(678.0)	(24.8)%
Cost of sales	2,193.0	1,738.5	2,446.7	(454.5)	(26.1)%	708.2	28.9%

Gross margin	428.9	322.2	292.0	106.7	33.1%	30.2	10.3%
Selling and administrative	296.6	272.3	287.1	(24.3)	(8.9)%	14.8	5.2%
Impairment of goodwill	—	5.0	170.0	5.0	NM	165.0	NM
Income related to equity affiliates	42.0	35.2	31.2	6.8	19.3%	4.0	12.8%

Operating income (loss)	174.3	80.1	(133.9)	94.2	117.6%	214.0	NM
Interest expense, net	(31.5)	(34.3)	(37.2)	2.8	8.2%	2.9	7.8%
Premium on early extinguishment of long-term debt	(29.5)	—	—	(29.5)	NM	—	—
Other expense, net	(2.3)	(9.6)	(4.6)	7.3	76.0%	(5.0)	(108.7)%

Income (loss) before income taxes	111.0	36.2	(175.7)	74.8	206.6%	211.9	NM
Income tax (expense) benefit	51.6	13.3	(84.5)	38.3	NM	97.8	NM

Net income (loss)	$162.6	$49.5	$(260.2)	$113.1	228.5%	$309.7	NM

Basic earnings (loss) per common share:	$1.75	$0.54	$(2.81)

Diluted earnings (loss) per common share:	$1.69	$0.53	$(2.81)

NM	— Not meaningful

Sales

Sales increased 27.2% in 2010 as compared to 2009, due primarily to an increase in volumes of 18.2% and increased market pricing associated with raw material inflation. Sales increased across many of our end markets in 2010 as compared to 2009, led by gains in the transportation, consumer, building and construction, and healthcare end markets.

Sales decreased 24.8% in 2009, as compared to 2008, due to a decrease in volume of 21.6% and the unfavorable impact of foreign exchange on sales of approximately 3%. All segments experienced a decline in sales in 2009. The end markets most impacted globally were transportation and building and construction.

Cost of Sales

These costs include raw materials, plant conversion, distribution, environmental remediation and plant related restructuring charges. Cost of sales declined to 83.6% of sales in 2010 as compared to 84.4% in 2009. Cost of sales in 2010 was favorably impacted by the realization of savings associated with the previously announced plant realignment activities and savings associated with our Lean Six Sigma initiatives. Cost of sales in 2010 and 2009 reflects gains of $21.4 million and $23.9 million, respectively, associated with legal and insurance settlements. Charges related to environmental remediation and plant related restructuring in cost of sales totaled $22.5 million in 2010 as compared to $36.1 million in 2009. In addition, cost of sales increased as a percentage of sales due to mix changes, principally due to increased sales from our Distribution business, which has lower gross margin percentages than our other businesses. Distribution sales increased from 30.3% to 34.8% of total PolyOne sales in 2010 as compared to 2009.

As a percentage of sales, these costs declined to 84.4% of sales in 2009 as compared to 89.3% in 2008. Cost of sales in 2009 includes a gain of $23.9 million associated with the reimbursement of previously incurred environmental costs. Charges related to environmental remediation and plant related restructuring were $36.1 million in 2009 as compared to $44.9 million in 2008. Lower raw material costs and the realization of restructuring savings favorably impacted cost of goods sold in 2009 as compared to 2008.

Selling and Administrative

These costs include selling, technology, administrative functions and corporate and general expenses. Selling and administrative costs in 2009 includes curtailment gains of $21.9 million associated with the phase out of certain of our other post-retirement benefit plans. In 2010, these costs were favorably impacted by lower pension and other post-employment benefit expenses and savings associated with our previously announced restructuring activities.

Selling and administrative costs decreased $14.8 million, or 5.2%, in 2009 as compared to 2008. Favorably impacting selling and administrative costs was $21.9 million of curtailment gains, $7.6 million less employee separation and plant phase-out costs, a decrease in insurance and bad debt expense and savings from our restructuring activities. These favorable items were partially offset by increased pension expense.

Impairment of Goodwill

During the fourth quarter of 2008, we identified indicators of potential impairment and evaluated the carrying values of goodwill and other intangible and long-lived assets. Due to the extensive work involved in performing the related asset appraisals, we initially recognized a preliminary estimate of the impairment loss of

19  POLYONE CORPORATION

$170 million in 2008. Upon completion of the analysis in the first quarter of 2009, we revised our estimate of goodwill impairment to $175 million, and, accordingly, we recorded $5.0 million of additional goodwill impairment. There were no such charges in 2010.

Income Related to Equity Affiliates

Income related to equity affiliates for 2010, 2009 and 2008 is summarized as follows:

(In millions)	2010	2009	2008

SunBelt	$23.1	$29.7	$32.5
Other equity affiliates	2.6	2.7	3.4
Gain on sale of investment in BayOne	16.3	—	—
Gain on sale and (charges) related to investment in GPA	—	2.8	(4.7)

	$42.0	$35.2	$31.2

During 2010, Income related to equity affiliates increased as compared to 2009 due to a gain of $16.3 million from the sale of our 50% investment in BayOne, partially offset by lower earnings from our SunBelt joint venture. The decrease in earnings from our SunBelt joint venture were driven primarily by lower caustic soda prices, partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine as compared to 2009.

During 2009, Income related to equity affiliates increased $4.0 million, or 12.8%, as compared to 2008. In 2008, we recorded $4.7 million of charges related to our investment in GPA, a 50% owned equity affiliate. In 2009, we sold our investment in GPA, resulting in a pre-tax gain of $2.8 million. Additionally, lower earnings from our SunBelt joint venture for 2009 were due primarily to lower pricing for caustic soda, partially offset by an increase in pricing and volume for chlorine as compared to 2008.

Interest Expense, Net

Interest expense, net decreased in 2010 as compared to 2009 due primarily to lower average borrowing levels. Interest expense, net decreased in 2009 as compared to 2008 due to lower average borrowing levels and lower interest rates on our variable rate debt.

Included in interest expense, net for the years ended December 31, 2010, 2009 and 2008 is interest income of $2.9 million, $3.2 million and $3.4 million, respectively.

Premium on Early Extinguishment of Long-term Debt

Debt extinguishment costs include costs related to the repurchase of our 8.875% senior notes due 2012 in a tender offer and costs associated with the repayment of our $40 million credit facility. We incurred $25.7 million of premiums related to our tender offer from which we extinguished $257.1 million aggregate principal amount of our 8.875% senior notes. In addition, we wrote off $1.7 million of deferred financing fees and incurred other extinguishment costs of $0.7 million. In connection with the repayment of our $40 million credit facility, we incurred extinguishment costs of $1.4 million.

Other Expense, Net

Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items are as follows:

(In millions)	2010	2009	2008

Currency exchange (loss) gain	$(5.6)	$(0.1)	$1.2
Foreign exchange contracts gain (loss)	3.8	(7.9)	(1.3)
Fees and discount on sale of trade receivables	(1.1)	(1.3)	(3.6)
Impairment of available for sale security	—	—	(0.6)
Other income (expense), net	0.6	(0.3)	(0.3)

Other expense, net	$(2.3)	$(9.6)	$(4.6)

Income Tax (Expense) Benefit

In 2010, we recorded an income tax benefit of $51.6 million primarily related to a tax valuation allowance reversal totaling $107.1 million. In 2009, we recorded a tax benefit of $13.3 million related primarily to tax refunds in both U.S. and foreign jurisdictions.

In the fourth quarter of 2010, we determined that it is more likely than not that we will realize the benefit from our remaining U.S. deferred tax assets. During the year, we recorded a $107.1 million reversal of valuation allowance. This amount is comprised of a $32.1 million utilization of net operating loss carryforwards in 2010 and a $75.0 million reversal associated with our determination that it is more likely than not that the deferred tax assets will be realized. At December 31, 2010, we had remaining valuation allowances of $18.1 million pertaining to various state and foreign jurisdictions. We increased our existing valuation allowances for foreign deferred tax assets by $0.7 million. We review all valuation allowances related to deferred tax assets and adjust these reserves as necessary.

In 2009, we recorded tax benefit of $13.3 million related primarily to tax refunds in both U.S. and foreign jurisdictions. We also decreased our existing deferred tax asset valuation allowances related to various U.S. federal, state and foreign deferred tax assets by $47.9 million in 2009, resulting in a non-cash tax benefit of $17.1 million. The $17.1 million decrease in our valuation allowance resulted from generation of $36.2 million of pretax income, allowing for utilization of deferred tax assets related to prior years’ net operating losses, which were fully reserved; changes in other timing differences; and realization of tax credits for which a valuation allowance was no longer required. The remaining decrease of $30.8 million related primarily to changes in our liabilities for pensions and other post-retirement benefits, for which the tax impact is recorded in accumulated other comprehensive income.

In 2008, we recorded income tax expense of $101.8 million primarily related to tax valuation allowances recorded in the fourth quarter totaling $105.9 million.

We have U.S. federal net operating loss carryforwards of $22.1 million which expire at various dates from 2024 through 2028 and combined state net operating loss carryforwards of $272.9 million which expire at various dates from 2011 through 2029. Various foreign subsidiaries have net operating loss

20  POLYONE CORPORATION

carryforwards totaling $35.9 million which expire at various dates from 2011 through 2020. We have provided valuation allowances of $15.6 million against these loss carryforwards.

Segment Information

Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs; executive separation agreements; share-based compensation costs; asset and goodwill impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.

We operate in five reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; (4) PolyOne Distribution; and (5) SunBelt Joint Venture. Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.

21  POLYONE CORPORATION

Sales and Operating Income (Loss) — 2010 compared with 2009:

(Dollars in millions)	2010	2009	Change		% Change

Sales:
Global Specialty Engineered Materials	$517.4	$402.9	$114.5		28.4%
Global Color, Additives and Inks	527.4	459.8	67.6		14.7%
Performance Products and Solutions	776.3	667.7	108.6		16.3%
PolyOne Distribution	911.9	625.1	286.8		45.9%
Corporate and eliminations	(111.1)	(94.8)	(16.3)		(17.2)%

	$2,621.9	$2,060.7	$561.2		27.2%

Operating income (loss):
Global Specialty Engineered Materials	$49.7	$20.6	$29.1		141.3%
Global Color, Additives and Inks	37.7	25.2	12.5		49.6%
Performance Products and Solutions	54.0	33.1	20.9		63.1%
PolyOne Distribution	42.0	24.8	17.2		69.4%
SunBelt Joint Venture	18.9	25.5	(6.6)		(25.9)%
Corporate and eliminations	(28.0)	(49.1)	21.1		(43.0)%

	$174.3	$80.1	$94.2		117.6%

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	9.6%	5.1%	4.5	% points
Global Color, Additives and Inks	7.1%	5.5%	1.6	% points
Performance Products and Solutions	7.0%	5.0%	2.0	% points
PolyOne Distribution	4.6%	4.0%	0.6	% points

Total	6.6%	3.9%	2.7	% points

Global Specialty Engineered Materials

Sales increased $114.5 million, or 28.4%, in 2010 compared to 2009 primarily due to improved demand in our end markets. Volumes increased 18.5% as compared to 2009 led by growth in the electrical and electronics, industrial, transportation and consumer end markets. Pricing and mix of products sold also favorably impacted sales by 11.1% while changes in currency exchange rates reduced sales approximately 1%.

Operating income increased $29.1 million in 2010 as compared to 2009 primarily due to increased volumes, improved sales mix and ongoing savings from our Lean Six Sigma initiatives. These items were partially offset by an increase in selling and administrative costs.

Global Color, Additives and Inks

Sales increased $67.6 million, or 14.7%, in 2010 compared to 2009 due to an increase in volumes, a higher value sales mix and new business gains. Volumes increased 9.6% as compared to 2009, with increases in most of our end markets, led by the industrial, packaging and transportation end markets. Pricing and mix of products sold also favorably impacted sales by 6.6% while changes in currency exchange rates reduced sales approximately 1%.

Operating income increased $12.5 million in 2010 as compared to 2009 driven by increased volumes, improved sales mix and ongoing savings from our Lean Six Sigma initiatives.. These items were partially offset by an increase in selling and administrative costs.

Performance Products and Solutions

Sales increased $108.6 million, or 16.3%, in 2010 compared to 2009. Volumes increased 18.1% compared to 2009, led by improvements in the automotive, wire and cable and packaging end markets, which more than offset the slower than forecasted recovery in the building and construction end markets. Mix changes reduced revenues approximately 2% as sales from our Producer Services business, which maintains an average selling price half that of consolidated Performance Products and Solutions, increased revenue 19% as compared to 2009.

Operating income increased $20.9 million in 2010 compared to 2009 primarily due to the increased volumes, improved sales mix and ongoing savings from our Lean Six Sigma initiatives.

PolyOne Distribution

PolyOne Distribution sales increased $286.8 million, or 45.9%, in 2010 compared to 2009, reflecting a 19.9% increase in volume led by new business gains and improvements in industrial, transportation, consumer and healthcare end markets. The remainder of the increase in sales was due to increased market pricing associated with raw material inflation and mix.

Operating income increased $17.2 million in 2010 compared to 2009 due to the increase in volume and leveraging our commercial and logistics infrastructure. These items were partially offset by an increase in selling and administrative costs.

SunBelt Joint Venture

Income from the SunBelt Joint Venture declined $6.6 million in 2010 compared to 2009 driven primarily by lower caustic soda prices, partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine.

22  POLYONE CORPORATION

Corporate and Eliminations

The following table breaks down Corporate and eliminations into its various components for 2010 and 2009:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2010	2009

Curtailment of post-retirement health care plan and other(a)	$—	$21.9
Gains from insurance and legal settlements(b)	23.9	23.9
Impairment of goodwill(c)	—	(5.0)
Environmental remediation costs	(20.5)	(11.7)
Employee separation and plant phase-out(d)	(3.1)	(27.2)
Gain on sale related to investment in equity affiliate(e)	16.3	2.8
Incentive compensation	(30.3)	(24.2)
Unallocated pension and post-retirement medical benefit (expense)	4.1	(13.6)
All other and eliminations(f)	(18.4)	(16.0)

Total Corporate and eliminations	$(28.0)	$(49.1)

(a)	In 2009, we amended certain of our post-retirement healthcare plans whereby benefits to be paid under these plans will be phased out through 2012, resulting in a curtailment gain of $21.1 million. We also recorded curtailment gains totaling approximately $0.8 million related to other employee benefit plans.

(b)	We recorded gains associated with legal and insurance settlements of $23.9 million in 2010 and 2009. These settlements related to the reimbursement of previously incurred environmental costs and proceeds from workers’ compensation insurance claims.

(c)	In 2009, we increased our estimated year-end goodwill impairment charge of $170.0 million by $5.0 million, which is comprised of an increase of $12.4 million related to our Specialty Coatings reporting unit and a decrease of $7.4 million to our Geon Compounds reporting unit, both of which are within Performance Products and Solutions.

(d)	During the third quarter of 2008 and subsequently in January 2009, we announced the restructuring of certain manufacturing assets, primarily in North America. See Note 3, Employee Separation and Plant Phase-out, to the accompanying consolidated financial statements for further information.

(e)	On November 30, 2010, we sold our 50% interest in BayOne, previously part of our Global Color, Additives and Inks, to Bayer MaterialScience LLC. On October 13, 2009, we sold our 50% interest in GPA, previously part of Performance Products and Solutions, to Mexichem Compuestos, S.A. de C.V, resulting in a pre-tax gain of approximately $2.8 million in our 2009 results of operations.

(f)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

23  POLYONE CORPORATION

Sales and Operating Income (Loss) — 2009 compared with 2008:

(Dollars in millions)	2009	2008	Change		% Change

Sales:
Global Specialty Engineered Materials	$402.9	$514.0	$(111.1)		(21.6)%
Global Color, Additives and Inks	459.8	554.3	(94.5)		(17.0)%
Performance Products and Solutions	667.7	1,001.4	(333.7)		(33.3)%
PolyOne Distribution	625.1	796.7	(171.6)		(21.5)%
Corporate and eliminations	(94.8)	(127.7)	32.9		25.8%

	$2,060.7	$2,738.7	$(678.0)		(24.8)%

Operating income (loss):
Global Specialty Engineered Materials	$20.6	$17.6	$3.0		17.0%
Global Color, Additives and Inks	25.2	28.1	(2.9)		(10.3)%
Performance Products and Solutions	33.1	31.3	1.8		5.8%
PolyOne Distribution	24.8	28.1	(3.3)		(11.7)%
SunBelt Joint Venture	25.5	28.6	(3.1)		(10.8)%
Corporate and eliminations	(49.1)	(267.6)	218.5		(81.7)%

	$80.1	$(133.9)	$214.0		NM

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	5.1%	3.4%	1.7	% points
Global Color, Additives and Inks	5.5%	5.1%	0.4	% points
Performance Products and Solutions	5.0%	3.1%	1.9	% points
PolyOne Distribution	4.0%	3.5%	0.5	% points

Total	3.9%	(4.9)%	8.8	% points

NM	— Not meaningful

Global Specialty Engineered Materials

Sales decreased $111.1 million, or 21.6%, in 2009 as compared to 2008 due primarily to the decreased demand in our end markets related to transportation and wire and cable applications. Volumes declined most notably in North America and Europe, aggregating to a total decrease of approximately 20.8% in 2009 as compared to 2008. Changes in currency exchange rates in 2009 resulted in a decrease in sales of approximately 3.4%. Partially offsetting the impact of these items were improvements in pricing and sales mix.

Operating income increased $3.0 million, or 17.0%, in 2009 as compared to 2008 driven primarily by lower raw material costs, the realization of savings from restructuring and decreased discretionary spending. These items more than offset the impact of the decline in volumes and unfavorable changes in currency exchange rates in 2009. Also contributing to the improved income results is the continued successful integration of GLS, which was acquired in 2008.

Global Color, Additives and Inks

Sales declined $94.5 million, or 17.0%, in 2009 as compared to 2008 primarily to decreased demand in the transportation and packaging end markets. Volumes declined most notably in North America and Europe aggregating to a total decrease of approximately 15.0%. Changes in currency exchange rates in 2009 resulted in a decrease in sales of approximately 6.2%. Partially offsetting the impact of these items was a higher value sales mix driven by business gains in specialty type applications.

Operating income decreased $2.9 million, or 10.3%, primarily due to the adverse impact of the decline in volumes and the unfavorable impact of changes in currency exchange rates. Partially offsetting these items was the benefits of a more profitable sales mix, lower raw material costs and decreased discretionary spending.

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

Operating income increased $1.8 million, or 5.8%, in 2009 as compared to 2008 due primarily to savings from restructuring and decreased raw material costs, which more than offset the impact of lower volume.

PolyOne Distribution

PolyOne Distribution sales decreased $171.6 million, or 21.5%, in 2009 as compared to 2008, as volumes declined 12.1%, with the remainder due to lower market pricing associated with lower commodity costs.

Operating income decreased $3.3 million, or 11.7%, in 2009 as compared to 2008 due primarily to the decline in volume.

SunBelt Joint Venture

During 2009, income from the SunBelt Joint Venture decreased $3.1 million due to lower pricing for caustic soda, partially offset by an increase in pricing and volume for chlorine as compared to 2008.

24  POLYONE CORPORATION

Corporate and Eliminations

Operating loss from Corporate and eliminations was $49.1 million in 2009 as compared to $267.6 million in 2008 as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2009	2008

Curtailment of post-retirement health care plan and other(a)	$21.9	$—
Impairment of goodwill(b)	(5.0)	(170.0)
Environmental remediation costs, net of recoveries(c)	12.2	(15.6)
Employee separation and plant phase-out(d)	(27.2)	(39.7)
Recognition of inventory step-up associated with GLS acquisition(e)	—	(1.6)
Gain on sale and (charges) related to investment in equity affiliate(f)	2.8	(4.7)
Incentive compensation	(24.2)	(8.1)
Unallocated pension and post-retirement medical expense	(13.6)	(5.4)
All other and eliminations(g)	(16.0)	(22.5)

Total Corporate and eliminations	$(49.1)	$(267.6)

(a)	In 2009, we amended certain of our post-retirement healthcare plans whereby benefits to be paid under these plans will be phased out through 2012, resulting in a curtailment gain of $21.1 million. We also recorded curtailment gains totaling approximately $0.8 million related to other employee benefit plans.

(b)	In 2009, we increased our estimated year-end goodwill impairment charge of $170.0 million by $5.0 million, which is comprised of an increase of $12.4 million related to our Specialty Coatings reporting unit and a decrease of $7.4 million to our Geon Compounds reporting unit, both of which are within Performance Products and Solutions.

(c)	In 2009, we received $23.9 million from our former parent company, as partial reimbursement for certain previously incurred environmental remediation costs.

(d)	During the third quarter of 2008 and subsequently in January 2009, we announced the restructuring of certain manufacturing assets, primarily in North America. See Note 3, Employee Separation and Plant Phase-out, to the accompanying consolidated financial statements for further information.

(e)	Upon acquisition of GLS in 2008, GLS’s inventory was initially stepped up from cost to fair value. This difference was recognized with the first turn of inventory within Corporate and eliminations.

(f)	On October 13, 2009, we sold our 50% interest in GPA, previously part of Performance Products and Solutions, to Mexichem Compuestos, S.A. de C.V, resulting in a pre-tax gain of approximately $2.8 million in our 2009 results of operations. In the third quarter of 2008, we recorded $2.6 million related to our proportionate share of the write-down of certain assets by GPA and a $2.1 million charge related to an impairment of our investment in this equity affiliate.

(g)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

	As of December 31,
(In millions)	2010	2009

Cash and cash equivalents	$378.1	$222.7
Accounts receivable availability	128.2	112.8

Liquidity	$506.3	$335.5

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.

Since December 31, 2009, liquidity increased by $170.8 million driven by the increase in our cash balance and increased availability under our accounts receivable facility. The increase in cash of $155.4 million includes proceeds of $23.9 million from insurance and legal settlements, $9.8 million from the sale of our investment in, and payment of the related seller note receivable from, O’Sullivan Films, $19.3 of proceeds from the sale of our investment in BayOne, $25.6 million related to the collection of our seller note from Excel Polymers, inclusive of $11.6 million of accrued interest, and net proceeds of $353.6 million from the issuance of our 7.375% senior notes due 2020. A portion of the net proceeds from the issuance of our 7.375% senior notes was used to repurchase $257.1 million aggregate principal amount of our 8.875% senior notes due May 2012 in a tender offer, which resulted in the extinguishment of $257.1 million of debt and related payment of $26.4 million of debt extinguishment costs. Additionally, we repaid our $40 million credit facility, paid $1.4 million of extinguishment costs associated therewith, and repaid $20 million aggregate principal of our 6.52% medium-term notes. The increase in our accounts receivable facility availability reflects an increase in sales.

25  POLYONE CORPORATION

Cash Flows

The following discussion focuses on the material components of cash flows from operating, investing and financing activities.

Operating Activities

(In millions)	2010	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$162.6	$49.5	$(260.2)
Depreciation and amortization	55.2	64.8	68.0
Deferred income (benefit) tax provision	(69.4)	5.9	72.1
Debt extinguishment costs	27.8	—	—
Provision for doubtful accounts	2.5	3.3	6.0
Stock compensation expense	4.4	2.6	3.0
Impairment of goodwill	—	5.0	170.0
Asset write-downs and impairment charges, net of gain on sale of closed facilities	0.4	3.7	3.6
Companies carried at equity and minority interest:
Income related to equity affiliates	(42.0)	(35.2)	(31.2)
Dividends and distributions received	24.2	36.5	32.9
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(24.9)	1.3	60.8
(Increase) decrease in inventories	(29.2)	57.4	38.2
Increase (decrease) in accounts payable	31.9	76.3	(94.7)
Increase (decrease) in sale of accounts receivable	—	(14.2)	14.2
Decrease in accrued expenses and other	(2.7)	(27.2)	(10.2)

Net cash provided by operating activities	$140.8	$229.7	$72.5

In 2010, net cash provided by operating activities was $140.8 million as compared to $229.7 million in 2009. In 2010, working capital, which we define as accounts receivable plus inventory less accounts payable, increased reflecting our investment in support of our sales growth. We have invested in working capital to ensure adequate supply of certain raw materials and to improve our on-time delivery to customers. However, as a percentage of sales, year over year working capital continued to improve, decreasing from 12.1% for 2009 to 9.6% for 2010. Days sales outstanding at December 31, 2010 was relatively consistent with days sales outstanding at December 31, 2009, increasing slightly from 49.1 to 49.5 due primarily to a change in the mix of our customers’ payment terms.

Cash provided by operating activities increased in 2009 as compared to 2008 due primarily to improved earnings and the previously described favorable impacts related to improved working capital performance.

Investing Activities

(In millions)	2010	2009	2008

Cash Flows from Investing Activities
Capital expenditures	$(39.5)	$(31.7)	$(42.5)
Investment in affiliated company	—	—	(1.1)
Business acquisitions, net of cash acquired	(3.3)	(11.5)	(150.2)
Proceeds from sale of investment in equity affiliate and other assets	41.1	17.0	0.3

Net cash used by investing activities	$(1.7)	$(26.2)	$(193.5)

Net cash used by investing activities during 2010 of $1.7 million reflects the acquisition of Polimaster and capital expenditures of $39.5 million, partially offset by cash proceeds of $19.3 million from the sale of our investment in BayOne, $7.8 million from the sale our investment in O’Sullivan Films, and collection of $14 million principal on the Excel Polymers note receivable. Capital expenditures primarily related to maintenance spending and an Enterprise Resource System (ERP) implementation in Asia. Business acquisitions, net of cash acquired reflects our acquisition of Polimaster.

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

Capital expenditures are currently estimated to be approximately $40 million in 2011, primarily to support sales growth, integrate information systems and other strategic investments.

26  POLYONE CORPORATION

Financing Activities

(In millions)	2010	2009	2008

Cash Flows from Financing Activities
Change in short-term debt	$(0.4)	$(5.7)	$43.3
Issuance of long-term debt, net of debt issuance costs	353.6	—	77.8
Repayment of long-term debt	(317.1)	(20.0)	(25.3)
Purchase of common shares for treasury	—	—	(8.9)
Premium paid on early extinguishment of long-term debt	(27.8)	—	—
Proceeds from exercise of stock options	7.4	—	1.1

Net cash provided (used) by financing activities	$15.7	$(25.7)	$88.0

Net cash provided by financing activities in 2010 reflects proceeds from the issuance of our 7.375% senior notes due 2020 and the related tender offer by which $257.1 million aggregate principal amount of our 8.875% senior notes were extinguished. Additionally, we repaid our $40 million credit facility and $20 million aggregate principal amount of our 6.52% medium-term notes. In connection with the tender offer, we paid tender premiums and other costs of $26.4 million, and we paid $1.4 million of costs associated with the extinguishment of the $40 million credit facility.

Net cash used by financing activities in 2009 reflects the repayment of short-term debt and our 6.91% medium-term notes.

Net cash provided by financing activities in 2008 was primarily used for the acquisition of GLS and the funding necessary to extinguish maturing debt. On January 9, 2008, we borrowed $40.0 million under the new credit facility. In April 2008, we sold an additional $80.0 million in aggregate principal amount of 8.875% senior notes due 2012.

Capital Resources

The following table summarizes our available and outstanding facilities as of December 31, 2010:

(In millions)	Outstanding	Available

Long-term debt, including current maturities	$452.9	$—
Receivables sale facility	—	128.2

	$452.9	$128.2

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

Long-Term Debt

The following summarizes our long-term debt as of December 31, 2010:

	December 31,	December 31,
(Dollars in millions)	2010(1)	2009(1)

Medium-term notes:
6.52% medium-term notes due 2010	$—	$19.9
6.58% medium-term notes due 2011	20.0	19.7
Credit facility borrowings, terminated in 2010	—	40.0
8.875% senior notes due 2012	22.9	279.5
7.500% debentures due 2015	50.0	50.0
7.375% senior notes due 2020	360.0	—

Total long-term debt	$452.9	$409.1
Less current portion	20.0	19.9

Total long-term debt, net of current portion	$432.9	$389.2

(1)	Book values include unamortized discounts, where applicable.

Aggregate maturities of long-term debt for the next five years are: 2011 — $20.0 million; 2012 — $22.9 million; 2013 — $0.0 million; 2014 — $0.0 million; 2015 — $50.0 million; and thereafter — $360.0 million.

Each of our 7.375% senior notes due 2020, 7.500% debentures due 2015, 8.875% senior notes due 2012 and medium-term notes are our direct, unsecured obligations and are not guaranteed by any of our subsidiaries. Each of the indentures governing these debt securities contains limitations on our ability to incur secured debt.

Guarantee and Agreement

We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., KeyBank National Association and PNC Bank (formerly known as National City Bank) on June 6, 2006. Under this Guarantee and Agreement, we guarantee some treasury management and banking services provided to us and our subsidiaries, such as foreign currency forwards and bank overdrafts. This guarantee is secured by our inventories located in the United States.

Receivables Sale Facility

As of December 31, 2010, we had receivables sale facilities outstanding in the United States and Canada totaling $200 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40 million available for issuing standby letters of credit as a sub-limit within the $200 million facility, of which $12.9 million was used at December 31, 2010.

The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by the sum of interest expense and scheduled debt

27  POLYONE CORPORATION

repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40 million or less. As of December 31, 2010, the average excess availability under the facility was greater than $40 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.

Each indenture governing our senior unsecured notes and debentures and our guarantee of the $42.7 million of SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of the SunBelt notes are not considered debt under the covenants associated with our senior unsecured notes and debentures.

Concentrations of Credit Risk

Financial instruments, including foreign exchange contracts along with trade accounts receivable, subject us to potential credit risk. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. We are exposed to credit risk with respect to forward foreign exchange contracts in the event of non-performance by the counter-parties to these financial instruments. We believe that the risk of incurring material losses related to this credit risk is remote. We do not require collateral to support the financial position of our credit risks.

Each indenture governing our senior unsecured notes and debentures and our guarantee of $42.7 million of SunBelt notes allows a specific level of secured debt, above which security must be provided on each indenture and our guarantee of the SunBelt notes. The receivables sale facility and our guarantee of SunBelt debt are not considered debt under the covenants associated with our senior unsecured notes and debentures.

Off-Balance Sheet Arrangements

Receivables sale facility

We sell a portion of our domestic accounts receivable to PolyOne Funding Corporation (PFC) and a portion of our Canadian accounts receivable to PolyOne Funding Canada Corporation (PFCC), both wholly-owned, bankruptcy-remote subsidiaries. At December 31, 2010, accounts receivable totaling $163.2 million were sold to PFC and PFCC. When PFC and PFCC sell an undivided interest in these accounts receivable to certain third-party investors, such amounts are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. At December 31, 2010, PFC and PFCC had not sold any of their undivided interests in accounts receivable. We believe that available funding under our receivables sale facility provides us increased flexibility to manage working capital requirements and is an important source of liquidity.

Guarantee of indebtedness of others

We guarantee $42.7 million of unconsolidated equity affiliate debt of SunBelt in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. SunBelt makes annual and equal payments on this debt with the final payment in 2017.

Letters of credit

The receivables sale facility makes up to $40.0 million available for the issuance of standby letters of credit, $12.9 million of which was used at December 31, 2010. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.

We have no other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2010:

	Payment Due by Period
		Less than			More than
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-term debt	$452.9	$20.0	$22.9	$50.0	$360.0
Operating leases	93.5	22.5	34.0	17.0	20.0
Standby letters of credit	12.9	12.9	—	—	—
Interest on long-term debt obligations(1)	287.0	32.0	61.6	60.6	132.8
Pension and post-retirement obligations(2)	182.4	28.5	72.5	49.1	32.3
Guarantees	42.7	6.1	12.2	12.2	12.2
Purchase obligations(3)	22.6	13.5	7.1	1.4	0.6

Total	$1,094.0	$135.5	$210.3	$190.3	$557.9

(1)	Interest obligations are stated at the rate of interest that is defined by the debt instrument, assuming that the debt is paid at maturity.

(2)	Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans.

(3)	Purchase obligations are primarily comprised of service agreements related to telecommunication, information technology, utilities and other manufacturing plant services and certain capital commitments.

We expect to maintain existing levels of available capital resources and meet our cash requirements in 2011. Expected sources of cash in 2011 include cash from operations, available funding under our receivables sale facility if needed, cash distributions from equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2011 include interest payments, cash taxes, contributions to our defined benefit pension plan, debt retirements, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be

28  POLYONE CORPORATION

approximately $40 million in 2011, primarily to support sales growth, integrate information systems and other strategic investments.

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

29  POLYONE CORPORATION

30   POLYONE CORPOR

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Pension and Other Post- retirement Plans
• We account for our defined benefit pension plans and other post-retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits.
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
• The weighted average discount rates used to value our pension and other post-retirement liabilities as of December 31, 2010 were 5.71% and 5.07%, respectively. As of December 31, 2010, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased accumulated other comprehensive income and the related pension and post-retirement liability by approximately $25.0 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2010 would result in a change of approximately $0.1 million in net periodic benefit cost.

• The weighted-average expected return on assets was 8.50% for 2010, 2009 and 2008. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 50 basis points as of December 31, 2010 would result in a change of approximately $1.8 million in net periodic benefit cost.
Goodwill and Intangible Assets
• Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in ASC 350,
Intangibles — Goodwill and Other, and test goodwill for impairment at least annually, absent a triggering event that would warrant an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the first day of October of each year. The carrying value of goodwill at December 31, 2010 was $164.1 million.

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
• If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

• Based on our 2010 annual impairment test, the fair value of each of our reporting units exceeded the corresponding carrying value by at least 40%.
• At December 31, 2010, our balance sheet reflected $33.2 million associated with the trade name acquired as part of the acquisition of GLS.	• We have estimated the fair value of the GLS tradename using a “relief from royalty payments” approach. This approach involves two steps (1) estimating reasonable royalty rate for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the tradename.	• If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived tradenames.
ATION

31   POLYONE CORPOR

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

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
	• The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2010 aggregating $18.1 million against such assets based on our current assessment of future operating results and these other factors.	• Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material.
Environmental Liabilities
• Based upon estimates prepared by our environmental engineers and consultants, we have $87.4 million accrued at December 31, 2010 to cover probable future environmental remediation expenditures.
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
ATION

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
• For SARs granted during 2010 and 2008, the option pricing model used was the Black-Scholes method. We determine the fair value of our SARs granted in 2009 based on a Monte Carlo simulation method.
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

32  POLYONE CORPORATION

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

To help manage borrowing costs, we may periodically enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts on agreed-upon notional principal amounts. As of December 31, 2010, there were no outstanding interest rate swap agreements.

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts, which had a fair value of $(0.4) million at December 31, 2010. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Management’s Report	34
Reports of Independent Registered Public Accounting Firm	35
Consolidated Financial Statements:
Consolidated Statements of Operations	36
Consolidated Balance Sheets	37
Consolidated Statements of Cash Flows	38
Consolidated Statements of Shareholders’ Equity	39
Notes to Consolidated Financial Statements	40-60
EX-10.20
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

33  POLYONE CORPORATION

MANAGEMENT’S REPORT

The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The financial statements and disclosures included in this Annual Report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2010.

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2010 and found them to be effective.

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

Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2010 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 61 of this Annual Report, which concludes that as of December 31, 2010, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ Stephen D. Newlin	/s/ Robert M. Patterson

Stephen D. Newlin	Robert M. Patterson
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 18, 2011

34  POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
PolyOne Corporation

We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation as of December 31, 2010, and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 18, 2011, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PolyOne Corporation

We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 18, 2011

35  POLYONE CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2010	2009	2008

Sales	$2,621.9	$2,060.7	$2,738.7
Cost of sales	2,193.0	1,738.5	2,446.7

Gross margin	428.9	322.2	292.0
Selling and administrative	296.6	272.3	287.1
Impairment of goodwill	—	5.0	170.0
Income related to equity affiliates	42.0	35.2	31.2

Operating income (loss)	174.3	80.1	(133.9)
Interest expense, net	(31.5)	(34.3)	(37.2)
Premium on early extinguishment of long-term debt	(29.5)	—	—
Other expense, net	(2.3)	(9.6)	(4.6)

Income (loss) before income taxes	111.0	36.2	(175.7)
Income tax benefit (expense)	51.6	13.3	(84.5)

Net income (loss)	$162.6	$49.5	$(260.2)

Earnings (loss) per common share:
Basic earnings (loss)	$1.75	$0.54	$(2.81)
Diluted earnings (loss)	$1.69	$0.53	$(2.81)
Weighted-average shares used to compute earnings (loss) per common share:
Basic	93.1	92.4	92.7
Diluted	96.0	93.4	92.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

36  POLYONE CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$378.1	$222.7
Accounts receivable (less allowance of $4.1 in 2010 and $5.9 in 2009)	294.5	274.4
Inventories	211.3	183.7
Other current assets	55.1	38.0

Total current assets	939.0	718.8
Property, net	374.4	392.4
Investment in equity affiliates and nonconsolidated subsidiary	2.7	5.8
Goodwill	164.1	163.5
Other intangible assets, net	67.8	71.7
Deferred income tax assets	59.7	8.1
Other non-current assets	64.2	55.7

Total assets	$1,671.9	$1,416.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20.0	$19.9
Short-term debt	—	0.5
Accounts payable, including amounts payable to related party	269.0	238.3
Accrued expenses and other liabilities	145.8	117.0

Total current liabilities	434.8	375.7
Long-term debt	432.9	389.2
Post-retirement benefits other than pensions	19.4	21.8
Pension benefits	154.5	173.0
Other non-current liabilities	114.3	98.6
Commitments and contingencies (See Note 12)
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2010 and 2009	1.2	1.2
Additional paid-in capital	1,059.4	1,065.5
Accumulated deficit	(66.9)	(229.5)
Common shares held in treasury, at cost, 28.3 shares in 2010 and 29.7 shares in 2009	(305.6)	(321.0)
Accumulated other comprehensive loss	(172.1)	(158.5)

Total shareholders’ equity	516.0	357.7

Total liabilities and shareholders’ equity	$1,671.9	$1,416.0

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

37  POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2010	2009	2008

Operating activities
Net income (loss)	$162.6	$49.5	$(260.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55.2	64.8	68.0
Deferred income tax (benefit) provision	(69.4)	5.9	72.1
Premium on early extinguishment of long-term debt	27.8	—	—
Provision for doubtful accounts	2.5	3.3	6.0
Stock compensation expense	4.4	2.6	3.0
Impairment of goodwill	—	5.0	170.0
Asset write-downs and impairment charges, net of gain on sale of assets	0.4	3.7	3.6
Companies carried at equity and minority interest:
Income related to equity affiliates	(42.0)	(35.2)	(31.2)
Dividends and distributions received	24.2	36.5	32.9
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(24.9)	1.3	60.8
(Increase) decrease in inventories	(29.2)	57.4	38.2
Increase (decrease) in accounts payable	31.9	76.3	(94.7)
(Decrease) increase in sale of accounts receivable	—	(14.2)	14.2
Decrease in accrued expenses and other	(2.7)	(27.2)	(10.2)

Net cash provided by operating activities	140.8	229.7	72.5
Investing activities
Capital expenditures	(39.5)	(31.7)	(42.5)
Investment in affiliated company	—	—	(1.1)
Business acquisitions and related deposits, net of cash acquired	(3.3)	(11.5)	(150.2)
Proceeds from sale of investment in equity affiliates and other assets	41.1	17.0	0.3

Net cash used in investing activities	(1.7)	(26.2)	(193.5)
Financing activities
Change in short-term debt	(0.4)	(5.7)	43.3
Issuance of long-term debt, net of debt issuance costs	353.6	—	77.8
Repayment of long-term debt	(317.1)	(20.0)	(25.3)
Purchase of common shares for treasury	—	—	(8.9)
Premium on early extinguishment of long-term debt	(27.8)	—	—
Proceeds from the exercise of stock options	7.4	—	1.1

Net cash provided (used) by financing activities	15.7	(25.7)	88.0
Effect of exchange rate changes on cash	0.6	0.6	(2.1)

Increase (decrease) in cash and cash equivalents	155.4	178.4	(35.1)
Cash and cash equivalents at beginning of year	222.7	44.3	79.4

Cash and cash equivalents at end of year	$378.1	$222.7	$44.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

38  POLYONE CORPORATION

Consolidated Statements of Shareholders’ Equity

			Shareholders’ Equity
	Common Shares							Accumulated
		Common			Additional		Common	Other
(Dollars in millions, except per share data;	Common	Shares Held		Common	Paid-in	Accumulated	Shares Held	Comprehensive
shares in thousands)	Shares	in Treasury	Total	Shares	Capital	Deficit	in Treasury	Income (Loss)

Balance January 1, 2008	122,192	(29,059)	$679.1	$1.2	$1,065.0	$(18.8)	$(319.7)	$(48.6)
Comprehensive (loss):
Net loss			(260.2)			(260.2)
Translation adjustment			(25.3)					(25.3)
Adjustments related to Pensions and Postemployment benefits:
Prior service credit recognized during year, net of tax of $0.0			(5.4)					(5.4)
Net actuarial loss occurring during year, net of tax of $0.2			(157.8)					(157.8)
Adjustment for plan amendment, net of tax of $0.0			(6.1)					(6.1)
Adjustment for supplemental executive retirement plan, net of tax of $0.0			(1.9)					(1.9)

Total comprehensive loss			(456.7)
Repurchase of common shares		(1,250)	(8.9)				(8.9)
Stock-based compensation and benefits and exercise of options		391	4.8				4.8

Balance December 31, 2008	122,192	(29,918)	$218.3	$1.2	1,065.0	(279.0)	(323.8)	(245.1)

Comprehensive income:
Net income			49.5			49.5
Translation adjustment			0.7					0.7
Adjustments related to Pensions and Postemployment benefits:
Net actuarial gain occurring during year, net of tax of $0.6			30.2					30.2
Net gain due to retiree plan amendments, net of tax of $0.0			18.5					18.5
Net gain due to post-retirement healthcare plan amendments, net of tax of $0.0			37.0					37.0
Unrealized gain on available-for-sale securities			0.2					0.2

Total comprehensive income			136.1
Stock-based compensation and benefits and exercise of options		212	3.3		0.5		2.8

Balance December 31, 2009	122,192	(29,706)	$357.7	$1.2	$1,065.5	$(229.5)	$(321.0)	$(158.5)

Comprehensive income:
Net income			162.6			162.6
Translation adjustment			(4.3)					(4.3)
Adjustments related to Pensions and Postemployment benefits:
Prior service credit recognized during the year, net of tax of $2.0			(4.7)					(4.7)
Net actuarial gain occurring during year, net of tax of $5.1			(4.6)					(4.6)

Total comprehensive income			149.0
Stock-based compensation and benefits and exercise of options		1,417	9.3		(6.1)		15.4

Balance December 31, 2010	122,192	(28,289)	$516.0	$1.2	$1,059.4	$(66.9)	$(305.6)	$(172.1)

The accompanying notes to financial statements are an integral part of these statements.

39  POLYONE CORPORATION

Note 1 —	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PolyOne Corporation (PolyOne, Company, we, us or our) is a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty polyvinyl chloride (PVC) resins. We also have an equity investment that manufactures caustic soda and chlorine. PolyOne was incorporated in the state of Ohio on August 31, 2000.

Our operations are located primarily in the United States, Europe, Canada, Asia, Mexico, and Brazil. Our operations are reported in five reportable segments: Global Specialty Engineered Materials; Global Color, Additives and Inks; Performance Products and Solutions; PolyOne Distribution; and SunBelt Joint Venture. See Note 16, Segment Information, for more information.

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

40  POLYONE CORPORATION

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

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

Our annual measurement date for testing impairment of goodwill and other indefinite-lived intangibles is October 1st. We completed our testing of impairment on October 1, 2010, noting no impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2011. Refer to Note 19, Fair Value, for further discussion of our approach for assessing fair value of goodwill.

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

Derivative Financial Instruments

FASB ASC Topic 815, Derivative and Hedging, requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them.

We are exposed to foreign currency changes in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial

41  POLYONE CORPORATION

instruments. By policy, we do not enter into these instruments for trading purposes or speculation.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31, 2010 and 2009 are as follows:

(In millions)	2010	2009

Foreign currency translation adjustments	$(8.6)	$(4.3)
Unrecognized losses, transition obligation and prior service costs	(163.7)	(154.4)
Unrealized gain in available-for-sale securities	0.2	0.2

	$(172.1)	$(158.5)

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

Research and Development Expense

Research and development costs, which were $33.8 million in 2010, $30.2 million in 2009 and $33.8 million in 2008, are charged to expense as incurred.

Environmental Costs

We expense costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the cost can be reasonably estimated.

Equity Affiliates

We account for our investments in equity affiliates under FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. We recognize our proportionate share of the income of equity affiliates. Losses of equity affiliates are recognized to the extent of our investment, advances, financial guarantees and other commitments to provide financial support to the investee. Any losses in excess of this amount are deferred and reduce the amount of future earnings of the equity investee recognized by PolyOne. As of December 31, 2010 and 2009, there were no deferred losses related to equity investees.

We recognize impairment losses in the value of investments that we judge to be other than temporary. See Note 4, Financial Information of Equity Affiliates, for more information.

42  POLYONE CORPORATION

Share-Based Compensation

We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated statements of operations. As of December 31, 2010, we had one active share-based employee compensation plan, which is described more fully in Note 15, Share-Based Compensation.

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

The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill. We completed an acquisition in 2010 that resulted in the addition of $0.4 million of goodwill during the year ended December 31, 2010. In 2009, the acquisition of New England Urethane, Inc. (NEU) resulted in the addition of $4.5 million of goodwill and $5.9 million in identifiable intangibles.

Goodwill as of December 31, 2010 and 2009, and changes in the carrying amount of goodwill by segment was as follows:

	Global Specialty	Global Color,	Performance
	Engineered	Additives and	Products and	PolyOne
(In millions)	Materials	Inks	Solutions	Distribution	Total

Balance at January 1, 2009	$77.9	$72.0	$12.4	$1.6	$163.9
Acquisition of businesses	4.5	—	—	—	4.5
Impairment	—	—	(5.0)	—	(5.0)
Translations and other adjustments	—	0.1	—	—	0.1

Balance at December 31, 2009	$82.4	$72.1	$7.4	$1.6	$163.5
Acquisition of businesses	—	0.4	—	—	0.4
Impairment	—	—	—	—	—
Translations and other adjustments	0.2	—	—	—	0.2

Balance at December 31, 2010	$82.6	$72.5	$7.4	$1.6	$164.1

Other adjustments to goodwill primarily represented final adjustments to the purchase price allocation for acquisitions during the measurement period subsequent to the acquisition date. Total accumulated impairment losses were $203.3 million as of December 31, 2010 and 2009. Of these accumulated impairment losses, $12.2 million relates to Global Specialty Engineered Materials, $16.1 million relates to Global Color Additives and Inks, and $175.0 million relates to Performance Products and Solutions.

At December 31, 2010, PolyOne had $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name acquired as part of the acquisition of GLS Corporation.

Information regarding PolyOne’s finite-lived other intangible assets follows:

	As of December 31, 2010
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$42.2	$(14.6)	$—	$27.6
Sales contracts	11.4	(10.6)	—	0.8
Patents, technology and other	9.4	(4.3)	1.1	6.2

Total	$63.0	$(29.5)	$1.1	$34.6

	As of December 31, 2009
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net

Non-contractual customer relationships	$42.2	$(11.7)	$—	$30.5
Sales contracts	11.4	(10.4)	—	1.0
Patents, technology and other	9.5	(3.7)	1.2	7.0

Total	$63.1	$(25.8)	$1.2	$38.5

Amortization of other finite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008 was $3.7 million, $3.3 million and $3.3 million, respectively. As of December 31, 2010, we expect amortization expense on other finite-lived intangibles for the next five years as follows: 2011 — $3.5 million; 2012 — $3.1 million; 2013 — $3.1 million; 2014 — $3.0 million; and 2015 — $2.9 million.

Note 3 —	EMPLOYEE SEPARATION AND PLANT PHASE-OUT

Management has undertaken certain restructuring initiatives to reduce costs and, as a result, we have incurred employee separation and plant phase-out costs.

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

43  POLYONE CORPORATION

are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Plant phase-out costs include the impairment of property, plant and equipment at manufacturing facilities and the resulting write-down of the carrying value of these assets to fair value, which represents management’s best estimate of the net proceeds to be received for the assets to be sold or scrapped, less any costs to sell. Plant phase-out costs also include cash facility closing costs and lease termination costs. Assets transferred to our other facilities are transferred at net book value.

Employee separation and plant phase-out costs associated with continuing operations are reflected on the line Corporate and eliminations in Note 16, Segment Information. A summary of total employee separation and plant phase-out costs, including where the charges are recorded in the accompanying consolidated statements of operations, follows:

(In millions)	2010	2009	2008

Cost of sales	$2.0	$24.4	$29.3
Selling and administrative	1.1	2.8	10.4

Total employee separation and plant phase-out	$3.1	$27.2	$39.7

Included in 2010 employee separation and plant phase-out costs shown in the preceding table were charges of $0.2 million, included in Cost of sales, for accelerated depreciation related to our restructuring initiatives. Included in employee separation and plant phase-out costs, in 2009, shown in the preceding table were charges of $7.4 million, included in Cost of sales, and $1.2 million, included in Selling and administrative, for accelerated depreciation related to our restructuring initiatives. Cash payments for employee separation and plant phase-out costs during 2010, 2009 and 2008 were $6.3 million, $32.1 million and $5.5 million, respectively.

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

The following table details the charges and changes to the reserves associated with our restructuring initiatives for the year ended December 31, 2010:

	Employee	Plant Phase-out Costs
	Separation	Cash	Asset
(In millions)	Costs	Closure	Write-downs	Total

Balance at January 1, 2008	$—	$—	$—	$—
Charge	26.1	2.2	10.0	38.3
Utilized	(2.4)	(1.5)	(10.0)	(13.9)

Balance at December 31, 2008	$23.7	$0.7	$—	$24.4
Charge	3.0	8.4	15.5	26.9
Utilized	(23.8)	(7.5)	(15.5)	(46.8)
Impact of foreign currency translation	0.1	0.1	—	0.2

Balance at December 31, 2009	$3.0	$1.7	$—	$4.7
Charge	1.0	1.7	0.1	2.8
Utilized	(3.5)	(2.8)	(0.1)	(6.4)
Impact of foreign currency translation	—	0.1	—	0.1

Balance at December 31, 2010	$0.5	$0.7	$—	$1.2

Note 4 —	FINANCIAL INFORMATION OF EQUITY AFFILIATES

SunBelt Chlor-Alkali Partnership (SunBelt) is reported in the SunBelt Joint Venture segment. PolyOne owns 50% of SunBelt. The remaining 50% of SunBelt is owned by Olin SunBelt Inc., a wholly owned subsidiary of the Olin Corporation.

Summarized financial information for SunBelt follows:

(In millions)	2010	2009	2008

SunBelt:
Net sales	$157.3	$167.4	$173.0
Operating income	$53.9	$67.6	$73.6
Partnership income as reported by SunBelt	$46.2	$59.4	$65.1
PolyOne’s ownership of SunBelt	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$23.1	$29.7	$32.5

Summarized balance sheet as of December 31:	2010	2009

Current assets	$21.2	$16.1
Non-current assets	78.7	94.1

Total assets	$99.9	110.2

Current liabilities	$21.3	21.4
Non-current liabilities	73.1	85.3

Total liabilities	$94.4	106.7

Partnership interest	$5.5	$3.5

44  POLYONE CORPORATION

Through its disposition on November 30, 2010, we owned 50% of BayOne Urethane Systems, L.L.C. (BayOne), which was included in Global Color, Additives and Inks. Through its disposition on October 13, 2009, the former Geon Polimeros Andinos (GPA) equity affiliate was included in Performance Products and Solutions.

Combined summarized financial information for these other equity affiliates follows:

(In millions)	2010	2009	2008

Net sales	$51.5	$77.9	$112.2
Operating income	5.3	6.2	7.7
Partnership income as reported by other equity affiliates	5.2	5.4	6.6
Equity affiliate earnings recorded by PolyOne	2.6	2.7	3.4

Summarized balance sheet as of December 31:	2010	2009

Current assets	$0.1	$7.1
Non-current assets	4.4	4.2

Total assets	$4.5	$11.3

Current liabilities	$6.8	$8.8
Non-current liabilities	—	—

Total liabilities	$6.8	$8.8

On November 30, 2010, we sold our interest in BayOne for cash proceeds of $19.3 million and recorded a pre-tax gain of $16.3 million in the fourth quarter 2010 results of operations. On October 13, 2009, we sold our interest in GPA for cash proceeds of $13.5 million and recorded a pre-tax gain of $2.8 million in the fourth quarter 2009 results of operations.

Note 5 —	FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:

	December 31,	December 31,
(Dollars in millions)	2010(1)	2009(1)

Medium-term notes:
6.52% medium-term notes due 2010	$—	$19.9
6.58% medium-term notes due 2011	20.0	19.7
Credit facility borrowings, terminated in 2010	—	40.0
8.875% senior notes due 2012	22.9	279.5
7.500% debentures due 2015	50.0	50.0
7.375% senior notes due 2020	360.0	—

Total long-term debt	$452.9	$409.1
Less current portion	20.0	19.9

Total long-term debt, net of current portion	$432.9	$389.2

(1)	Book values include unamortized discounts, where applicable.

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

In September 2010, we issued $360 million of senior unsecured notes at par that mature in September 2020 and bear interest at 7.375% per annum, payable semi-annually in arrears on March 15th and September 15th of each year. Deferred financing costs of $7.3 million from the issuance are included in Other non-current assets and will be amortized over 10 years, the term of the senior unsecured notes. We used a portion of the net proceeds from the issuance of these notes to repurchase $257.1 million aggregate principle amount of its 8.875% senior notes due May 2012 at a premium of $25.7 million. The tender premium, $0.7 million of other debt extinguishment costs and the write-off of deferred note issuance costs of $1.7 million are shown within the Debt extinguishment costs line in our Consolidated Statement of Operations.

Aggregate maturities of long-term debt for the next five years are: 2011 — $20.0 million; 2012 — $22.9 million; 2013 — $0.0 million; 2014 — $0.0 million; 2015 — $50.0 million; and thereafter — $360.0 million.

Included in Interest expense, net for the years ended December 31, 2010, 2009 and 2008 was interest income of $2.9 million, $3.2 million, and $3.4 million respectively. Total interest paid on long-term and short-term borrowings was $34.4 million in 2010, $35.1 million in 2009 and $37.1 million in 2008.

As of December 31, 2010, our secured borrowings were not at levels that would trigger the security provisions of the indentures governing our senior notes and debentures and our guarantee of the SunBelt notes. See Note 12, Commitments and Related-Party Information.

We entered into a definitive Guarantee and Agreement with Citicorp USA, Inc., KeyBank National Association and PNC Bank (formerly known as National City Bank) on June 6, 2006. Under this Guarantee and Agreement, we guarantee some treasury management and banking services provided to us and our subsidiaries, such as foreign currency forwards and bank overdrafts. This guarantee is secured by our inventories located in the United States.

Note 6 —	LEASING ARRANGEMENTS

We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $22.4 million in 2010, $20.6 million in 2009 and $24.0 million in 2008.

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2010 were as follows: 2011 — $22.5 million; 2012 — $19.3 million; 2013 — $14.7 million; 2014 — $9.8 million; 2015 — $7.3 million; and thereafter — $20.0 million.

45  POLYONE CORPORATION

Note 7 —	ACCOUNTS RECEIVABLE

Accounts receivable as of December 31 consist of the following:

(In millions)	2010	2009

Trade accounts receivable	$135.4	$129.2
Retained interest in securitized accounts receivable	163.2	151.1
Allowance for doubtful accounts	(4.1)	(5.9)

	$294.5	$274.4

The following table details the changes in allowance for doubtful accounts:

(In millions)	2010	2009	2008

Balance at beginning of the year	$(5.9)	$(6.7)	$(4.8)
Provision for doubtful accounts	(2.5)	(3.3)	(6.0)
Accounts written off	4.1	4.0	4.2
Translation and other adjustments	0.2	0.1	(0.1)

Balance at end of year	$(4.1)	$(5.9)	$(6.7)

Sale of Accounts Receivable — Under the terms of our receivables sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly-owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175.0 million and $25.0 million of these accounts receivable, respectively, to certain investors. The receivables sale facility matures in June 2012. As of December 31, 2010 and 2009, accounts receivable totaling $163.2 million and $151.1 million, respectively, were sold by us to PFC and PFCC. The maximum proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200.0 million or 85% of the eligible domestic and Canadian accounts receivable sold. We retain an interest in the difference between the amount of trade receivables sold by us to PFC and PFCC and the undivided interest sold by PFC and PFCC. As of December 31, 2010 and 2009, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable.

The receivables sale facility also makes up to $40.0 million available for the issuance of standby letters of credit as a sub-limit within the $200.0 million limit under the facility, of which $12.9 million was used at December 31, 2010. The level of availability under the receivables sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of December 31, 2010, we were in compliance with these covenants. As of December 31, 2010, $128.2 million of securitized accounts receivable were available for sale.

We also service the underlying accounts receivable and receive a service fee of 1% per annum on the average daily amount of the outstanding interests in our receivables. The net discount and other costs of the receivables sale facility are included in Other expense, net in the accompanying consolidated statements of operations.

Note 8 —	INVENTORIES

Components of Inventories are as follows:

	December 31,	December 31,
(In millions)	2010	2009

At FIFO cost:
Finished products	$129.2	$108.4
Work in process	2.4	2.4
Raw materials and supplies	79.7	72.9

	$211.3	$183.7

Note 9 —	PROPERTY

Components of Property, net are as follows:

	December 31,	December 31,
(In millions)	2010	2009

Land and land improvements	$43.5	$43.3
Buildings	290.0	288.2
Machinery and equipment	909.7	902.7

	1,243.2	1,234.2
Less accumulated depreciation and amortization	(868.8)	(841.8)

	$374.4	$392.4

Depreciation expense was $51.5 million in 2010, $61.5 million in 2009 and $64.7 million in 2008. During 2010, 2009 and 2008, we recorded $0.2 million, $8.6 million and $6.9 million, respectively, of accelerated depreciation related to restructuring.

Note 10 —	OTHER BALANCE SHEET LIABILITIES

Other liabilities at December 31, 2010 and 2009 consist of the following:

	Accrued Expenses		Non-current Liabilities
	December 31,		December 31,
(In millions)	2010	2009	2010	2009

Employment costs	$87.5	$68.8	$32.2	$22.0
Environmental	16.2	10.2	71.2	71.5
Taxes	17.1	7.8	—	—
Pension and other post-employment benefits	8.3	9.2	—	—
Interest	7.8	5.2	—	—
Other	8.9	15.8	10.9	5.1

	$145.8	$117.0	$114.3	$98.6

Note 11 —	EMPLOYEE BENEFIT PLANS

We have several pension plans; however, as of December 31, 2010, only certain foreign plans accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service. All U.S. defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants.

On January 15, 2009, we adopted amendments to the Geon Pension Plan (Geon Plan), the Benefit Restoration Plan (BRP), the

46  POLYONE CORPORATION

voluntary retirement savings plan (RSP) and the Supplemental Retirement Benefit Plan (SRP). Effective March 20, 2009, the amendments to the Geon Plan and the BRP permanently froze future benefit accruals and provide that participants will not receive credit under the Geon Plan or the BRP for any eligible earnings paid on or after that date. Additionally, certain benefits provided under the RSP and SRP were eliminated after March 20, 2009. These actions resulted in a reduction of our 2009 annual benefit expense of $3.7 million.

We also sponsor several unfunded defined benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. On September 1, 2009, we adopted changes to our U.S. post-retirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, were discontinued, and benefits are phased out through December 31, 2012. Only certain employees hired prior to December 31, 1999 are eligible to participate in our subsidized post-retirement health care and life insurance plans. These amendments resulted in a curtailment gain of $21.1 million in 2009 and decreased the accumulated pension benefit obligation by $58.1 million.

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2010	2009	2010	2009

Change in benefit obligation:
Projected benefit obligation — beginning of year	$498.7	$501.2	$26.6	$91.0
Service cost	1.6	1.4	—	0.1
Interest cost	29.6	30.7	1.3	4.1
Actuarial loss (gain)	24.6	21.4	(0.9)	(6.4)
Participant contributions	—	0.1	0.6	5.9
Benefits paid	(39.1)	(38.9)	(4.7)	(10.9)
Plan amendments/settlements	—	(18.0)	—	(58.1)
Other	(1.0)	0.8	0.3	0.9

Projected benefit obligation — end of year	$514.4	$498.7	$23.2	$26.6
Projected salary increases	2.8	2.1	—	—

Accumulated benefit obligation	$511.6	$496.6	$23.2	$26.6

Change in plan assets:
Plan assets — beginning of year	$320.6	$271.9	$—	$—
Actual return on plan assets	40.2	63.7	—	—
Company contributions	33.4	23.5	4.1	5.0
Plan participants’ contributions	0.1	0.1	0.6	5.9
Benefits paid	(39.1)	(38.9)	(4.7)	(10.9)
Other	(0.6)	0.3	—	—

Plan assets — end of year	$354.6	$320.6	$—	$—

Under-funded status at end of year	$(159.8)	$(178.1)	$(23.2)	$(26.6)

Plan assets of $354.6 million and $320.6 million as of December 31, 2010 and 2009, respectively, relate to our qualified pension plans that have a projected benefit obligation of $468.3 million and $455.4 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, we are 76% and 70% funded, respectively, in regards to these plans and their respective projected benefit obligation.

Amounts included in the accompanying consolidated balance sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2010	2009	2010	2009

Other non-current assets	$0.2	$0.3	$—	$—
Current liabilities	5.0	5.0	3.7	4.6
Long-term liabilities	155.0	173.4	19.5	22.0

47  POLYONE CORPORATION

Amounts recognized in accumulated other comprehensive income (AOCI):

	Pension Benefits		Health Care Benefits
(In millions)	2010	2009	2010	2009

Net loss	$230.4	$229.0	$7.5	$8.9
Prior service loss (credit)	0.1	1.2	(34.8)	(52.3)

	$230.5	$230.2	$(27.3)	$(43.4)

Change in AOCI:

	Pension Benefits		Health Care Benefits
(In millions)	2010	2009	2010	2009

AOCI in prior year	$230.2	$280.6	$(43.4)	$(8.7)
Prior service (cost) credit recognized during year	(0.8)	(0.5)	17.4	30.3
Prior service credit (cost) occurring in the year	—	0.5	—	(58.1)
Net (gain) loss recognized during the year	(9.4)	(12.0)	(0.5)	(0.6)
Net loss(gain) occurring in the year	10.6	(38.5)	(0.9)	(6.4)
Other adjustments	(0.1)	0.1	0.1	0.1

AOCI in current year	$230.5	$230.2	$(27.3)	$(43.4)

As of December 31, 2010 and 2009, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2010	2009	2010	2009

Projected benefit obligation	$509.5	$497.9	$23.2	$26.6
Accumulated benefit obligation	511.6	495.9	23.2	26.6
Fair value of plan assets	353.6	319.6	—	—

	Pension Benefits		Health Care Benefits
	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	5.71%	6.17%	5.07%	5.61%
Rate of compensation increase	3.5%	3.5%	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	8.50%	9.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2018	2016

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	1.2	(1.1)

An expected return on plan assets of 8.5% will be used to determine the 2011 pension expense. The expected long-term rate of return on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns.

48  POLYONE CORPORATION

The following table summarizes the components of net period benefit cost that was recognized during each of the years in the three-year period ended December 31, 2010. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(In millions)	2010	2009	2008	2010	2009	2008

Components of net periodic benefit costs:
Service cost	$1.6	$1.4	$1.3	$—	$0.1	$0.3
Interest cost	29.6	30.7	32.4	1.3	4.1	5.5
Expected return on plan assets	(26.2)	(21.8)	(33.4)	—	—	—
Amortization of net loss	9.4	12.1	7.5	0.5	0.6	1.2
Curtailment (gain) loss and settlement charges	—	(0.8)	0.5	—	(21.1)	—
Amortization of prior service credit (cost)	0.8	0.8	0.2	(17.4)	(9.1)	(5.6)

	$15.2	$22.4	$8.5	$(15.6)	$(25.4)	$1.4

	Pension Benefits			Health Care Benefits
	2010	2009	2008	2010	2008	2008

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.17%	6.61%	6.78%	5.61%	6.50%	6.61%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	9.25%	9.25%	9.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	2016	2015	2015

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal year 2011 are as follows:

	Pension
(In millions)	Benefits	Health Care Benefits

Amount of net prior service credit	$0.2	$(17.4)
Amount of net loss	9.3	0.5

Our pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. Our portfolio asset mix also considers the duration of plan liabilities, historical and expected returns of the asset investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. As the funded status of the plan increases, the asset allocation is adjusted to decrease the level of risk. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 40% to 75% in equity securities, 15% to 45% in fixed income securities, 5% to 15% in all asset funds, and 0% to 10% in alternative investments. These alternative investments may include funds of multiple asset investment strategies and funds of hedge funds.

49  POLYONE CORPORATION

The fair values of pension plan assets at December 31, 2010 and 2009, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2010				Fair Value of Plan Assets at December 31, 2009
	Quoted	Significant			Quoted	Significant
	Prices in	Other	Significant		Prices in	Other	Significant
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total

Asset category
Cash and cash equivalents	$17.0	$—	$—	$17.0	$14.4	$—	$—	$14.4
Large cap equity funds	45.3	—	—	45.3	38.9	—	—	38.9
Mid cap equity funds	38.5	—	—	38.5	32.4	—	—	32.4
Small cap equity funds	36.0	—	—	36.0	28.4	—	—	28.4
Global equity funds	117.3	—	—	117.3	109.8	—	—	109.8
Non-US equity funds	12.6	—	—	12.6	—	—	—	—
Fixed income funds	39.5	—	—	39.5	48.3	—	—	48.3
Multi-asset mutual fund	25.2	—	—	25.2	22.2	—	—	22.2
Floating rate income fund	21.9	—	—	21.9	11.0	—	—	11.0
Fund of hedge funds	—	—	1.3	1.3	—	—	15.2	15.2

Total plan assets	$353.3	$—	$1.3	$354.6	$305.4	$—	$15.2	$320.6

Large cap equity funds invest in publicly-traded equity securities of companies with a market capitalization typically in excess of $10 billion with a focus on growth or value. Mid cap equity funds invest in publicly-traded equity securities of companies with a market capitalization typically greater than $2 billion but less than $10 billion with a focus on growth or value. Small cap equity funds invest in publicly-traded equity securities of companies with a market capitalization typically less than $2 billion with a focus on growth or value. Global equity funds invest in publicly-traded equity securities of companies domiciled in the United States, developed international countries, and emerging markets typically with a market capitalization greater than $2 billion with a focus on growth or value. Non-US Equity funds invest in publicly-traded equity securities domiciled outside the United States. The funds take a core approach (including both growth and value companies), are invested across the capitalization spectrum (including large caps and small caps), and specialize in either the developed markets or the emerging markets. Fixed income funds invest primarily in investment grade fixed income securities. The multi-asset mutual fund strategy is based on a diverse range of investments including, but not limited to, investment grade and high yield bonds, international and emerging market bonds, inflation-indexed bonds, equities and commodities. The floating rate income fund strategy is to invest primarily in a diversified portfolio of first and second lien high-yield senior floating rate loans and other floating rate debt securities.

Included in our Level 3 assets are investments in funds of hedge funds. The strategy of these investments is to achieve a return in excess of LIBOR by a margin of five hundred basis points annualized over a full market cycle by investing in 25 or more sub-hedge funds with a wide variety of different investment strategies. These investment funds use unobservable inputs that reflect assumptions market participants would be expected to use in pricing the asset. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available and are developed based on the best information available under the circumstances. In developing unobservable inputs, market participant assumptions are used if they are reasonably available without undue cost and effort. Due to liquidity restrictions related to these investments, the plan redeemed the last remaining fund of hedge funds investment in 2010 with the holdback scheduled to be released in 2011.

The following table is a reconciliation of our beginning and ending balances of our Level 3 assets for 2010 and 2009:

(In millions)	2010	2009

Level 3 plan assets — beginning of year	$15.2	$37.0
Return on plan assets still held at year end	—	3.1
Return on plan assets sold during the year	0.1	(0.3)
Purchases, sales and settlements, net	(14.0)	(24.6)

Level 3 plan assets — end of year	$1.3	$15.2

The estimated future benefit payments for our pension and health care plans are as follows:

			Medicare
	Pension	Health Care	Part D
(In millions)	Benefits	Benefits	Subsidy

2011	$38.5	$3.7	$0.1
2012	38.6	3.0	0.1
2013	38.7	2.2	0.1
2014	38.6	2.2	0.1
2015	39.1	2.1	0.1
2016 through 2020	193.8	8.8	0.5

We currently estimate that 2011 employer contributions will be $24.8 million to all qualified and nonqualified pension plans and $3.7 million to all health care benefit plans.

We sponsor a voluntary retirement savings plan (RSP). Under the provisions of this plan, eligible employees receive defined

50  POLYONE CORPORATION

Company contributions of 2% of their eligible earnings plus they are eligible for Company matching contributions based on the first 6% of their eligible earnings contributed to the plan. In addition, we may make discretionary contributions to this plan for eligible employees based on a specific percentage of each employee’s compensation. Following are our contributions to the RSP:

(In millions)	2010	2009	2008

Retirement savings match	$6.2	$5.8	$6.0
Retirement benefit contribution	3.6	3.7	4.8

	$9.8	$9.5	$10.8

Note 12 —	COMMITMENTS AND RELATED-PARTY INFORMATION

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

In September 2007, we were informed of rulings by the United States District Court for the Western District of Kentucky on several pending motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., which had been pending since 2003. The Court held that PolyOne must pay the remediation costs at the former Goodrich Corporation (now Westlake Vinyls, Inc.) Calvert City facility, together with certain defense costs of Goodrich Corporation. The rulings also provided that PolyOne can seek indemnification for contamination attributable to Westlake Vinyls.

The environmental obligation at the site arose as a result of an agreement by our predecessor, The Geon Company, at the time of its spin-off from Goodrich Corporation in 1993, to indemnify Goodrich Corporation for environmental costs at the site. Neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. These same Court rulings and the settlement agreement provide a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. We will adjust our environmental reserve in the future, consistent with any such future allocation of costs.

Based on estimates prepared by our environmental engineers and consultants, we had accruals totaling $87.4 million and $81.7 million as of December 31, 2010 and 2009, respectively, for probable future environmental expenditures relating to previously contaminated sites. These accruals are included in Accrued expenses and Other non-current liabilities on the accompanying consolidated balance sheets. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2010. However, such additional costs, if any, cannot be currently estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. These remediation costs are expected to be paid over the next 30 years.

The following table details the changes in the environmental accrued liabilities:

(In millions)	2010	2009	2008

Balance at beginning of the year	$81.7	$85.6	$83.8
Environmental remediation (benefit) expenses	20.5	11.7	17.1
Cash receipts (payments)	(15.1)	(16.3)	(14.1)
Translation and other adjustments	0.3	0.7	(1.2)

Balance at end of year	$87.4	$81.7	$85.6

Included in Cost of sales in the accompanying consolidated statements of operations are reimbursement of previously incurred environmental costs of $16.7 million, $23.9 million and $1.5 million in 2010, 2009 and 2008, respectively.

Guarantees — We guarantee $42.7 million of SunBelt’s outstanding senior secured notes in connection with the construction of a chlor-alkali facility in McIntosh, Alabama. This debt matures in equal installments annually until 2017.

Note 13 —	OTHER EXPENSE, NET

Other expense, net for the years ended December 31, 2010, 2009 and 2008 consist of the following:

(In millions)	2010	2009	2008

Currency exchange (loss) gain	$(5.6)	$(0.1)	$1.2
Foreign exchange contracts gain (loss)	3.8	(7.9)	(1.3)
Fees and discount on sale of trade receivables	(1.1)	(1.3)	(3.6)
Impairment of available for sale security	—	—	(0.6)
Other income (expense), net	0.6	(0.3)	(0.3)

	$(2.3)	$(9.6)	$(4.6)

Note 14 —	INCOME TAXES

For financial statement reporting purposes, income before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable. Certain foreign operations are branches of PolyOne and are, therefore, subject to United States as well as foreign income tax regulations. As a result,

51  POLYONE CORPORATION

pre-tax income by location and the components of income tax expense by taxing jurisdiction are not directly related.

Income (loss) before income taxes and discontinued operations for the periods ended December 31, 2010, 2009 and 2008 consists of the following:

(In millions)	2010	2009	2008

Domestic	$58.0	$33.3	$(143.4)
Foreign	53.0	2.9	(32.3)

	$111.0	$36.2	$(175.7)

A summary of income tax (expense) benefit for the periods ended December 31, 2010, 2009 and 2008 is as follows:

(In millions)	2010	2009	2008

Current:
Federal	$(4.8)	$4.0	$—
State	(0.9)	4.3	(3.9)
Foreign	(12.0)	10.9	(8.5)

Total current	$(17.7)	$19.2	$(12.4)
Deferred:
Federal	$71.9	$(1.7)	$(72.3)
State	4.5	—	(2.3)
Foreign	(7.1)	(4.2)	2.5

Total deferred	$69.3	$(5.9)	$(72.1)

Total tax benefit (expense)	$51.6	$13.3	$(84.5)

The principal items accounting for the difference in income taxes computed at the U.S. statutory rate for the periods ended December 31, 2010, 2009 and 2008 are as follows:

(In millions)	2010	2009	2008

Computed tax (expense) benefit at 35% of income (loss) from continuing operations before taxes	$(38.8)	$(12.7)	$61.5
State tax, net of federal benefit	(3.5)	3.1	(2.4)
Differences in rates of foreign operations	1.5	4.5	1.2
Changes in valuation allowances	106.4	16.6	(90.3)
Impact of foreign dividends	(11.5)	—	—
Impact of goodwill impairment charge	—	0.6	(54.2)
Recognition of uncertain tax positions	(2.0)	1.2	(0.3)
Other, net	(0.5)	—	—

Income tax benefit (expense)	$51.6	$13.3	$(84.5)

In the fourth quarter of 2010, we determined that it is more likely than not that we will realize the benefit from our remaining U.S. deferred tax assets. During the year, we recorded a $107.1 million reversal of valuation allowance. This amount is comprised of a $32.1 million utilization of net operating loss carryforwards in 2010 and a $75.0 million reversal associated with our determination that it is more likely than not that the deferred tax assets will be realized. At December 31, 2010, we had remaining valuation allowances of $18.1 million pertaining to various state and foreign jurisdictions. We increased our existing valuation allowances for foreign deferred tax assets by $0.7 million. We review all valuation allowances related to deferred tax assets and adjust these reserves as necessary.

We have U.S. federal operating loss carryforwards of $22.1 million which expire at various dates from 2024 through 2028 and combined state operating loss carryforwards of $272.9 million which expire at various dates from 2011 through 2029. Various foreign subsidiaries have net operating loss carryforwards totaling $35.9 million which expire at various dates from 2011 through 2020. We have provided valuation allowances of $15.6 million against these loss carryforwards.

Components of our deferred tax liabilities and assets as of December 31, 2010 and 2009 were as follows:

(In millions)	2010	2009

Deferred tax liabilities:
Tax over book depreciation	$30.5	$26.2
Intangibles	5.0	2.8
Equity investments	9.6	—
Other, net	17.9	17.6

Total deferred tax liabilities	$63.0	$46.6

Deferred tax assets:
Equity investments	$—	$1.6
Post-retirement benefits other than pensions	8.1	9.7
Employment cost and pension	62.5	61.0
Environmental	30.0	28.1
Net operating loss carryforward	17.4	32.7
State taxes	18.4	20.6
Alternative minimum tax credit carryforward	13.8	8.3
Other, net	14.9	12.4

Total deferred tax assets	$165.1	$174.4
Tax valuation allowance	(18.1)	(124.0)

Net deferred tax assets	$84.0	$3.8

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $178 million at December 31, 2010 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

We made worldwide income tax payments of $9.5 million and received refunds of $7.7 million in 2010. We made worldwide income tax payments of $15.3 million and received refunds of $15.5 million in 2009.

As of December 31, 2010, we have a $10.1 million liability for uncertain tax positions $9.5 million of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2010 and December 31, 2009, we have accrued $0.7 million and $0.6 million of interest and penalties, respectively.

52  POLYONE CORPORATION

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2010	2009

Balance as of January 1	$8.0	$6.3
Additions based on tax positions related to the current year	1.5	0.9
Additions for tax positions of prior years	1.0	7.1
Reductions for tax positions of prior years	—	(6.0)
Settlements	(0.4)	(0.3)

Balance as of December 31	$10.1	$8.0

We are no longer subject to U.S. income tax examinations for periods preceding 2006, and with limited exceptions, for periods preceding 2003 for both foreign and state and local tax examinations.

Note 15 —	SHARE-BASED COMPENSATION

Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 includes compensation cost for share-based payment awards based on the grant date fair value estimated in accordance with the provision of FASB ASC Topic 718, Compensation — Stock Compensation. Because share-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise that estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

2010 and 2008 Equity and Performance Incentive Plans

In May 2010, our shareholders approved the PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP). This plan replaced the 2008 Equity and Performance Incentive Plan (2008 EPIP). The 2008 EPIP was frozen upon the approval of the 2010 EPIP. The 2010 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). A total of three million common shares have been reserved for grants and awards under the 2010 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common shares that are held in treasury.

Share-based compensation is included in Selling and administrative in the accompanying consolidated statements of operations. A summary of compensation expense by type of award follows:

(In millions)	2010	2009	2008

Stock appreciation rights	$1.9	$1.2	$1.5
Restricted stock units	2.5	1.3	0.8
Restricted stock awards	—	0.1	0.7

Total share-based compensation	$4.4	$2.6	$3.0

Stock Appreciation Rights

During the years ended December 31, 2010, 2009 and 2008, the total number of SARs granted were 793,200, 1,411,400 and 1,094,400, respectively. The 2010 and 2008 awards vest in one-third increments annually over a three-year service period. The 2009 awards vest in one-third increments annually over a three-year service period and upon the achievement of certain stock price targets. All SARs expire seven years after the date of grant.

The SARs granted during 2010 and 2008 were valued using the Black-Scholes method as the awards only have time-based vesting requirements. The expected term of SARs granted was determined based on the “simplified method” described in Staff Accounting Bulletin (SAB) Topic 14.D.2, which is permitted if historical exercise experience is not sufficient. The expected volatility was determined based on the average weekly volatility for our common shares for the expected term of the awards. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year based on our historical experience.

The SARs granted during 2009 were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The expected term of options granted was set equal to the midpoint between the vesting and expiration dates for each grant. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.

53  POLYONE CORPORATION

The following is a summary of the assumptions related to the grants issued during 2010, 2009 and 2008:

	2010	2009	2008

Expected volatility (weighted-average)	58%	49.7%	36.9%
Expected dividends	—	—	—
Expected term (in years)	4.5	4.5 — 5.6	4.5
Risk-free rate	2.26%	3.25%	2.48% — 3.08%
Value of SARs granted	$3.90	$0.61 — $0.68	$2.26 — $2.68

A summary of SAR activity for 2010 is presented below:

		Weighted-Average	Weighted-Average	Aggregate
(Shares in thousands, dollars in millions, except per share data)		Exercise Price	Remaining	Intrinsic
Stock Appreciation Rights	Shares	Per Share	Contractual Term	Value

Outstanding as of January 1, 2010	5,210	$7.14
Granted	793	7.99
Exercised	(1,655)	6.00
Forfeited or expired	(155)	4.55

Outstanding as of December 31, 2010	4,193	5.84	4.23 years	$28.3

Vested and exercisable as of December 31, 2010	2,202	6.73	3.18 years	$12.9

The weighted-average grant date fair value of SARs granted during 2010, 2009 and 2008 was $3.90, $0.65, and $2.28, respectively. The total intrinsic value of SARs exercised during 2010 was $8.9 million and during 2009 and 2008 was less than $0.1 million. As of December 31, 2010, there was $2.3 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the next 36 months.

Restricted Stock Units

Restricted Stock Units (RSUs) represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.

During 2010 and 2008, RSUs, which vest over a three-year service period, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.

During 2009, 810,100 RSUs, which vest over a three-year service period and the achievement of certain stock price targets, were granted to executives and other key employees. These RSUs were valued using a Monte Carlo simulation method as the award is dependent on the achievement of certain stock price targets. The expected term of the awards granted was set at three years, consistent with the performance period of the awards. The expected volatility was determined to be 53.3% based on the three-year historical average weekly volatility for our common shares. Dividends were not included in this calculation because we do not currently pay dividends. The risk-free rate of return was estimated as 1.5% based on available yields on U.S. Treasury bills for three-years as of the grant date of the awards. Forfeitures were estimated at 3% per year based on our historical experience.

As of December 31, 2010, 1,712,747 RSUs remain unvested with a weighted-average grant date fair value of $4.71 and a weighted-average remaining contractual term of 15 months. Unrecognized compensation cost for RSUs at December 31, 2010 was $3.3 million.

Stock Options

Our incentive stock plans previously provided for the award or grant of options to purchase our common shares. Options were granted in 2004 and prior years. Options granted generally became exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option does not extend beyond 10 years from the date of grant. All options were granted at 100% or greater of market value (as defined) on the date of the grant.

A summary of option activity in 2010 follows:

		Weighted-Average	Weighted-Average	Aggregate
(Shares in thousands, dollars in millions, except per share data)		Exercise Price	Remaining	Intrinsic
Options	Shares	Per Share	Contractual Term	Value

Outstanding as of January 1, 2010	1,827	$10.10
Exercised	(814)	8.76
Forfeited or expired	(483)	12.94

Outstanding, vested and exercisable as of December 31, 2010	530	9.59	1.38 years	$1.6

The total intrinsic value of stock options that were exercised during 2010 and 2008 was $1.8 million and $0.4 million, respectively. Cash received during 2010 and 2008 from the exercise of stock options was $7.4 million and $1.1 million, respectively. No stock options were exercised during 2009.

54  POLYONE CORPORATION

Note 16 —	SEGMENT INFORMATION

A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

Operating income is the primary measure that is reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.

Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Summary of Significant Accounting Policies. Following is a description of each of our five reportable segments.

Global Specialty Engineered Materials

Global Specialty Engineered Materials is a leading provider of custom plastic formulations, compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and/or biomaterial technologies. This segment includes GLS Corporation (GLS), which we acquired in 2008. We believe GLS offers the broadest range of soft-touch thermoplastic elastomers in the industry. Our compounding expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins. Global Specialty Engineered Materials has plants, sales and service facilities located throughout North America, Europe and Asia, and with the acquisition of Uniplen Indústria de Polímeros Ltda. (Uniplen) on January 3, 2011, we further extended our global capabilities to South America. Our product development and application reach is further enhanced by the capabilities of our Engineered Materials Solutions Centers in the United States, Germany, and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

Global Color, Additives and Inks

Global Color, Additives and Inks is a leading provider of specialized color and additive concentrates as well as inks and latexes. Color and additive products include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with non pre-colored base resins, our colorants help customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement. Our colorant and additives masterbatches are used in a broad range of plastics, including those used in food and medical packaging, transportation, building products, pipe and wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Products include proprietary inks and latexes for diversified markets including recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Global Color, Additives and Inks has plants, sales and service facilities located throughout North America, Europe and Asia, and with the acquisition of Polimaster Indústria E Comércio de Pigmentos Pláticos LTDA (Polimaster) on October 1, 2010, we further extended our global capabilities to South America. In addition, through its disposition on November 30, 2010, we had a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets. The equity earnings from BayOne are included in Global Color, Additives and Inks’ results.

Performance Products and Solutions

Performance Products and Solutions is an industry leader offering an array of products and services for vinyl, molding and extrusion processors principally in North America. However, sales in Asia and Europe constitute a minor but growing portion of this segment. Our product offerings include: vinyl compounds, vinyl resins, and specialty coating materials based largely on vinyl. We believe that Geon is the leading North American vinyl compounder, and the Geon name carries strong brand recognition. These products are sold to manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations and extruder screw design. In addition, we owned

55  POLYONE CORPORATION

50% of a joint venture producing and marketing vinyl compounds in Latin America through the disposition date of October 13, 2009. Vinyl is utilized across a broad range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. This segment also includes Producer Services, which offers custom compounding services to resin producers and processors that design and develop their own compound and masterbatch recipes. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our compounding expertise and multiple manufacturing platforms.

PolyOne Distribution

Our PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American market. These products are sold to over 5,500 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.

SunBelt Joint Venture

Our SunBelt Joint Venture consists entirely of our 50% equity interest in SunBelt. SunBelt, a producer of chlorine and caustic soda, is a partnership with Olin Corporation. In 2010, SunBelt had production capacity of approximately 320 thousand tons of chlorine and 358 thousand tons of caustic soda. Most of the chlorine manufactured by SunBelt is used to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, building and construction and consumer products industries.

Financial information by reportable segment is as follows:

Year Ended December 31, 2010	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Global Specialty Engineered Materials	$485.2	$32.2	$517.4	$49.7	$13.6	$7.4	$346.3
Global Color, Additives and Inks	524.7	2.7	527.4	37.7	15.8	16.7	338.1
Performance Products and Solutions	703.5	72.8	776.3	54.0	19.8	9.2	287.5
PolyOne Distribution	908.5	3.4	911.9	42.0	1.2	0.3	159.8
SunBelt Joint Venture	—	—	—	18.9	0.2	—	3.2
Corporate and eliminations	—	(111.1)	(111.1)	(28.0)	4.6	5.9	537.0

Total	$2,621.9	$—	$2,621.9	$174.3	$55.2	$39.5	$1,671.9

Year Ended December 31, 2009	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Global Specialty Engineered Materials	$379.1	$23.8	$402.9	$20.6	$13.2	$5.3	$324.1
Global Color, Additives and Inks	458.0	1.8	459.8	25.2	15.8	11.9	344.7
Performance Products and Solutions	600.5	67.2	667.7	33.1	22.3	11.5	282.6
PolyOne Distribution	623.1	2.0	625.1	24.8	1.3	0.3	152.9
SunBelt Joint Venture	—	—	—	25.5	0.3	—	2.0
Corporate and eliminations	—	(94.8)	(94.8)	(49.1)	11.9	2.7	309.7

Total	$2,060.7	$—	$2,060.7	$80.1	$64.8	$31.7	$1,416.0

Year Ended December 31, 2008	Sales to External			Operating	Depreciation and	Capital	Total
(In millions)	Customers	Intersegment Sales	Total Sales	Income (Loss)	Amortization	Expenditures	Assets

Global Specialty Engineered Materials	$484.7	$29.3	$514.0	$17.6	$12.9	$7.1	$360.1
Global Color, Additives and Inks	551.5	2.8	554.3	28.1	17.5	12.3	355.7
Performance Products and Solutions	910.9	90.5	1,001.4	31.3	24.9	14.7	343.6
PolyOne Distribution	791.6	5.1	796.7	28.1	1.7	0.1	149.8
SunBelt Joint Venture	—	—	—	28.6	0.2	—	7.3
Corporate and eliminations	—	(127.7)	(127.7)	(267.6)	10.8	8.3	103.6

Total	$2,738.7	$—	$2,738.7	$(133.9)	$68.0	$42.5	$1,320.1

56  POLYONE CORPORATION

Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Gains and losses related to divestiture of equity investments are reflected in Corporate and eliminations. Amounts related to equity affiliates are as follows:

(In millions)	2010	2009	2008

Earnings of equity affiliates:
Global Color, Additives and Inks	$2.6	$2.2	$3.5
Performance Products and Solutions	—	0.5	(0.1)
SunBelt Joint Venture	23.1	29.7	32.4

Subtotal	25.7	32.4	35.8
Non-controlling interest	—	—	0.1
Corporate and eliminations	16.3	2.8	(4.7)

Total	$42.0	$35.2	$31.2

Our sales are primarily to customers in the United States, Europe, Canada and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2010	2009	2008

Net sales:
United States	$1,727.2	$1,308.3	$1,718.4
Europe	464.7	393.7	528.8
Canada	222.9	192.1	295.8
Asia	193.5	160.7	182.4
Other	13.6	5.9	13.3
Long-lived assets:
United States	$237.8	$252.8	$280.7
Europe	88.3	97.4	101.1
Canada	5.5	5.0	12.9
Asia	38.5	34.8	35.2
Other	4.4	2.4	2.1

Note 17 —	WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

(In millions)	2010	2009	2008

Weighted-average shares — basic:
Weighted-average shares outstanding	93.1	92.4	92.9
Less unearned portion of restricted stock awards included in outstanding shares	—	—	0.2

	93.1	92.4	92.7

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	93.1	92.4	92.7
Plus dilutive impact of stock options and stock awards	2.9	1.0	—

	96.0	93.4	92.7

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

Outstanding stock options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 1.0 million and 5.3 million at December 31, 2010 and 2009, respectively.

Note 18 —	FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2010 and classified as a Level 2 fair value measurement within the fair value hierarchy.

57  POLYONE CORPORATION

The following table summarizes the contractual amounts of our foreign exchange contracts as of December 31, 2010 and 2009. Foreign currency amounts are translated at exchange rates as of December 31, 2010 and 2009, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	December 31, 2010		December 31, 2009

Currency (In millions)	Buy	Buy	Buy	Sell

U.S. dollar	$56.9	$—	$59.9	$—
Euro	—	52.7	—	55.5
British pound	—	4.2	—	4.4

The carrying amounts and fair values of our financial instruments as of December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Cash and cash equivalents	$378.1	$378.1	$222.7	$222.7
Long-term debt
Medium-term notes	20.0	20.1	39.6	38.4
Credit facility borrowings	—	—	40.0	40.0
8.875% senior notes	22.9	24.2	279.5	285.1
7.500% debentures	50.0	52.8	50.0	45.8
7.375% senior notes	360.0	374.4	—	—
Foreign exchange contracts	(0.4)	(0.4)	0.5	0.5

Note 19 —	FAIR VALUE

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

In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on a non-recurring basis. The implied fair value of goodwill is determined based on significant unobservable inputs as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. In 2008, Goodwill with a preliminary carrying amount of $334.0 million as of December 31, 2008 was adjusted to its implied fair value of $159.0 million, resulting in an impairment charge of $175.0 million, of which $170.0 million was included in earnings for the three-month period ended December 31, 2008 and $5.0 million was included in earnings for the three-month period ended March 31, 2009. No impairment charges were incurred in 2010.

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

The market approach is used to estimate fair value by applying sales and earnings multiples (derived from comparable publicly-

58  POLYONE CORPORATION

traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance adjusted for non-recurring items. Management believes that this approach is appropriate as it provides an estimate of fair value reflecting multiples associated with entities with operations and economic characteristics comparable to our reporting units. The key estimates and assumptions that are used to determine fair value under this approach include trailing twelve-month earnings before interest, taxes, depreciation and amortization (EBITDA) and projected EBITDA based on consensus estimates as reported by a third-party resource, which would approximate a market participant’s view, to determine the market multiples to calculate the enterprise value.

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

In accordance with the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, we assess the fair value of our long-lived assets on a non-recurring basis. In 2010 and 2009, we recorded impairment charges totaling $0.4 million and $8.6 million for certain of the facilities that were closed. Our estimates of fair value are based primarily on estimates from broker opinions of value and appraisals of the assets. As these fair value measurements are based on significant unobservable inputs they are classified within Level 3 of the fair value hierarchy.

Note 20 —	BUSINESS COMBINATIONS

On October 1, 2010, we acquired all outstanding shares of Polimaster, a specialty color business in Brazil for a cash purchase price of $3.3 million paid at close, resulting in goodwill of $0.4 million. Polimaster had sales of approximately $4.0 million for the year ended December 31, 2009. Our purchase price allocation is preliminary as of December 31, 2010.

On December 23, 2009, we acquired substantially all of the assets of NEU, a specialty healthcare engineered materials provider, for a cash purchase price of $11.5 million paid at close with a potential for further consideration payable in 2011, resulting in goodwill of $4.5 million and $5.9 million of identifiable intangible assets.

Note 21 —	SHAREHOLDERS’ EQUITY

In August 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common shares, in the open market or in privately negotiated transactions. No shares were repurchased under this program in 2010 or 2009. There are 8.75 million shares available for repurchase under the program at December 31, 2010.

Note 22 —	SUBSEQUENT EVENTS

On January 3, 2011, we acquired all outstanding shares of Uniplen, a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics. The Uniplen transaction was completed for an upfront cash purchase price of $21 million with a potential for further consideration payable over the next three years based on achieving certain performance metrics. Uniplen recorded revenues of approximately $34 million in 2010.

59  POLYONE CORPORATION

Note 23 —	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010 Quarters				2009 Quarters
(In millions, except per share data)	Fourth(5)	Third(4)	Second(3)	First(2)	Fourth	Third	Second	First

Sales	$617.8	$680.8	$692.9	$630.4	$552.5	$548.3	$496.5	$463.4
Gross Margin	87.5	111.2	126.7	103.5	84.5	106.0	80.9	50.8
Operating income (loss)	37.1	44.6	61.5	31.1	22.4	54.9	13.9	(11.1)
Net income (loss)	97.5	1.0	45.7	18.4	20.8	48.3	(1.9)	(17.7)
Earnings (loss) per common share:
Basic earnings (loss)(1)	$1.04	$0.01	$0.49	$0.20	$0.22	$0.52	$(0.02)	$(0.19)
Diluted earnings (loss)(1)	$1.00	$0.01	$0.47	$0.19	$0.22	$0.51	$(0.02)	$(0.19)

(1)	Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)	Included in net income for the first quarter 2010 are gains of $3.2 million from legal settlements.

(3)	Included in net income for the second quarter 2010 are gains of $18.4 million from insurance and legal settlements.

(4)	Included in net income for the third quarter 2010 are debt extinguishment costs of $29.4 million.

(5)	Included in net income for the fourth quarter 2010 are: 1) gains of $2.3 million from insurance settlements, 2) a gain of $16.3 million related to the sale of our 50% interest in BayOne, and 3) a tax benefit of $90.3 million, comprised of $15.3 million fourth quarter utilization of net operating loss carryforwards and a $75 million reversal of our valuation allowance.

60  POLYONE CORPORATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such disclosure controls and procedures are effective as of December 31, 2010.

Management’s annual report on internal control over financial reporting

The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2010 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2010, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 35 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2011 Annual Meeting of Shareholders (2011 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.

The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2011 Proxy Statement.

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

61  POLYONE CORPORATION

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2011 Proxy Statement.

The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,722,789	$6.31	3,017,509(1)
Equity compensation plans not approved by security holders	—	—	—

Total	4,722,789	$6.31	3,017,509

(1)	In addition to options, warrants and rights, the PolyOne Corporation 2010 Equity and Performance Incentive Plan authorizes the issuance of restricted stock, RSUs and performance shares. The 2010 Equity and Performance Incentive Plan limits the total number of shares that may be issued as one or more of these types of awards to 1,200,000. This number in the table also includes shares available under our existing Deferred Compensation Plan for Non-Employee Directors. This plan provides our non-employee Directors with a vehicle to defer their compensation in the form of shares. This plan provides that the aggregate number of our common shares that may be granted under the Deferred Compensation Plan for Non-Employee Directors in any fiscal year during the term of the plan will be equal to one-tenth of one percent (0.1%) of the number of our common shares outstanding as of the first day of that fiscal year. At the end of 2010, 50,431 common shares remained available under this plan and our current Directors had a total of 407,509 shares deferred as of December 31, 2010. The deferred shares are held in a trust and are currently part of our outstanding common shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2010 and 2009 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(c) are incorporated by reference to Exhibit 99.1 to this Annual Report on Form 10-K:

Consolidated financial statements of SunBelt Chlor-Alkali Partnership as of December 31, 2010 and for each of the years in the three year period then ended.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

62  POLYONE CORPORATION

(a)(3) Exhibits.

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
4.4		Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)
4.5		Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
4.6		First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
4.7		Form of Medium-Term Note, issued under the Indenture between the Company and NBD Bank, as trustee (which Indenture is incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.1		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp, U.S.A., Inc. as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.2		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.3		Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.4		Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10	.5+	PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010)
10	.6+	PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011)(incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010)
10	.7+	Form of Grant of Restricted Stock Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10	.8+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10	.9+	Form of Grant of Performance Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10	.10+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.11+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)

63  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10	.12+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.13+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.14+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.15+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.16+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.17+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.18+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
10	.19+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.20+	Schedule of Executives with Management Continuity Agreements
10	.21+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.22+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10	.23+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10.24		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.25		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.26		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.27		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.28		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.29		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.30		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.31		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.32		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.33		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and OxyVinyls, LP (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.34		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.35		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)

64  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10.36		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10	.37+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.38+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.39		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10	.40+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008).
10	.41+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.42+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.43+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.44+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.45+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.46+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.47+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.48+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.49+	Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)
10	.50+	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009, SEC File No. 1-106091)
10	.51+	Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, SEC File No. 1-16091)
18.1		Letter regarding Change in Accounting Principles (incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1		Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Executive Vice President and Chief Financial Officer
99.1		Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

65  POLYONE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 18, 2011

By:	/s/ Robert M. Patterson
Robert M. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/s/ Stephen D. Newlin Stephen D. Newlin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 18, 2011

/s/ Robert M. Patterson Robert M. Patterson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 18, 2011

/s/ J. Douglas Campbell J. Douglas Campbell	Director	Date: February 18, 2011

/s/ Carol A. Cartwright Carol A. Cartwright	Director	Date: February 18, 2011

/s/ Richard H. Fearon Richard H. Fearon	Director	Date: February 18, 2011

/s/ Gordon D. Harnett Gordon D. Harnett	Director	Date: February 18, 2011

/s/ Richard A. Lorraine Richard A. Lorraine	Director	Date: February 18, 2011

/s/ Edward J. Mooney Edward J. Mooney	Director	Date: February 18, 2011

/s/ William H. Powell William H. Powell	Director	Date: February 18, 2011

/s/ Farah M. Walters Farah M. Walters	Director	Date: February 18, 2011

66  POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.		Exhibit Description

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2		Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3		Regulations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009, SEC File No. 1-16091)
4.1		Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2		Form of Indenture between the Company and NBD Bank, as trustee, governing the Company’s Medium Term Notes (incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996)
4.3		Indenture, dated as of April 23, 2002, between the Company and The Bank of New York, as trustee, governing the Company’s 8.875% Senior Notes due May 15, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-87472, filed on May 2, 2002)
4.4		Supplemental Indenture, dated as of April 10, 2008, between PolyOne Corporation and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, SEC File No. 1-16091)
4.5		Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
4.6		First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
4.7		Form of Medium-Term Note, issued under the Indenture between the Company and NBD Bank, as trustee (which Indenture is incorporated by reference to Exhibit 4.1 to M.A. Hanna Company’s Registration Statement on Form S-3, Registration Statement No. 333-05763, filed on June 12, 1996) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.1		Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2007, among PolyOne Funding Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp, U.S.A., Inc. as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.2		Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among the Company, as seller and servicer, and PolyOne Funding Corporation, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.3		Canadian Receivables Purchase Agreement, dated as of July 13, 2007, among PolyOne Funding Canada Corporation, as seller; the Company, as servicer; the banks and other financial institutions party thereto, as purchasers; Citicorp USA, Inc., as agent; and National City Business Credit, Inc., as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10.4		Canadian Receivables Sale Agreement, dated as of July 13, 2007, among PolyOne Canada Inc., as seller; PolyOne Funding Canada Corporation, as buyer; and the Company, as servicer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 1-16091)
10	.5+	PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010)
10	.6+	PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011)(incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010)
10	.7+	Form of Grant of Restricted Stock Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10	.8+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10	.9+	Form of Grant of Performance Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10	.10+	Long-Term Incentive Plan, as amended and restated as of March 1, 2000 (incorporated by reference to Exhibit A to M.A. Hanna Company’s Definitive Proxy Statement filed on March 24, 2000, SEC File No. 1-05222)
10	.11+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10	.12+	1995 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)

  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10	.13+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10	.14+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10	.15+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.16+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10	.17+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10	.18+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
10	.19+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.20+	Schedule of Executives with Management Continuity Agreements
10	.21+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10	.22+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10	.23+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10.24		Guarantee and Agreement, dated as of June 6, 2006, between the Company, as guarantor, and the beneficiary banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.25		Second Amended and Restated Security Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.26		Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.27		Amended and Restated Intercreditor Agreement, dated as of June 6, 2006, between the Company, as grantor; Citicorp USA, Inc., as receivables and bank agent; U.S. Bank Trust National Association, as collateral trustee; PolyOne Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.28		Amended and Restated Instrument Guaranty, dated as of December 19, 1996 (incorporated by reference to Exhibit 10.12 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.29		Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.30		Partnership Agreement, by and between 1997 Chloralkali Venture, Inc. and Olin Sunbelt, Inc. (incorporated by reference to Exhibit 10(A) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.31		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §5.03 (incorporated by reference to Exhibit 10.16b to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.32		Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture, Inc., addition of §1.12 (incorporated by reference to Exhibit 10.16c to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.33		Chlorine Sales Agreement, between Sunbelt Chlor Alkali Partnership and OxyVinyls, LP (incorporated by reference to Exhibit 10(B) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.34		Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.35		Guarantee by the Company in Favor of Sunbelt Chlor Alkali Partnership of the Guaranteed Secure Senior Notes due 2017, dated December 22, 1997 (incorporated by reference to Exhibit 10.20 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, SEC File No. 1-11804)
10.36		Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)

  POLYONE CORPORATION

Exhibit No.		Exhibit Description

10	.37+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10	.38+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.39		Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10	.40+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008).
10	.41+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.42+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.43+	Form of Award Agreement for Performance Units (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10	.44+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.45+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.46+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.47+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.48+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10	.49+	Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)
10	.50+	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009, SEC File No. 1-106091)
10	.51+	Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, SEC File No. 1-16091)
18.1		Letter regarding Change in Accounting Principles (incorporated by reference to Exhibit No. 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1		Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2		Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Executive Vice President and Chief Financial Officer
99.1		Audited Financial Statements of SunBelt Chlor Alkali Partnership

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

  POLYONE CORPORATION