Form 10-Q
period 2011-03-31
POLYONE CORP
filed 2011-05-04
CIK 1122976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of April 29, 2011 was 93,387,990.

Part I — Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-10.1
EX-18.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
		Adjusted
	2011	2010
Sales	$718.5	$630.4

Cost of sales	595.8	526.7

Gross margin	122.7	103.7
Selling and administrative	76.8	71.5
Income related to equity affiliates	133.9	1.5

Operating income	179.8	33.7
Interest expense, net	(8.5)	(8.0)
Other expense, net	(0.2)	(0.7)

Income before income taxes	171.1	25.0
Income tax expense	(60.9)	(4.0)

Net income	$110.2	$21.0

Earnings per common share:
Basic earnings	$1.17	$0.23
Diluted earnings	$1.14	$0.22

Cash dividends declared per common share	$0.04	$—

Weighted-average shares used to compute earnings per share:
Basic	93.9	92.5
Diluted	96.4	95.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)	Adjusted
	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$412.4	$378.1
Accounts receivable, net	382.5	294.5
Inventories	237.9	211.3
Other current assets	58.3	55.1

Total current assets	1,091.1	939.0
Property, net	379.6	374.4
Investment in equity affiliates	—	2.7
Goodwill	170.6	164.1
Other intangible assets, net	69.8	67.8
Deferred income tax assets	42.2	59.7
Other non-current assets	75.2	64.2

Total assets	$1,828.5	$1,671.9

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$20.0
Accounts payable	342.2	269.0
Accrued expenses	153.1	145.8

Total current liabilities	495.3	434.8
Long-term debt	432.9	432.9
Post-retirement benefits other than pensions	19.3	19.4
Pension benefits	154.0	154.5
Other non-current liabilities	111.8	114.3
Shareholders’ equity	615.2	516.0

Total liabilities and shareholders’ equity	$1,828.5	$1,671.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
		Adjusted
	2011	2010
Operating Activities
Net income	$110.2	$21.0
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	14.1	14.0
Deferred income tax provision	26.7	—
Provision for doubtful accounts	0.9	1.2
Stock compensation expense	1.2	0.9
Companies carried at equity:
Income related to equity affiliates	(133.9)	(1.5)
Dividends and distributions received	—	0.6
Change in assets and liabilities, net of acquisition:
Increase in accounts receivable	(78.1)	(71.3)
Increase in inventories	(17.4)	(24.3)
Increase in accounts payable	66.8	75.2
Decrease in accrued expenses and other	(29.9)	(13.0)

Net cash (used) provided by operating activities	(39.4)	2.8

Investing Activities
Capital expenditures	(7.7)	(4.3)
Business acquisitions and related deposits, net of cash acquired	(20.0)	—
Proceeds from sale of equity affiliate and other assets	132.8	7.8

Net cash provided by investing activities	105.1	3.5

Financing Activities
Change in short-term debt	—	0.2
Repayment of long-term debt	(20.0)	(20.0)
Purchase of common shares for treasury	(13.6)	—
Proceeds from exercise of stock options	1.1	0.7

Net cash used by financing activities	(32.5)	(19.1)

Effect of exchange rate changes on cash	1.1	(0.4)

Increase (decrease) in cash and cash equivalents	34.3	(13.2)
Cash and cash equivalents at beginning of period	378.1	222.7

Cash and cash equivalents at end of period	$412.4	$209.5

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2010 of PolyOne Corporation.
Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.
Note 2 — Change in Accounting Principle
Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within Shareholders’ Equity on our consolidated balance sheets on an annual basis and have amortized them into our operating results over the average remaining life expectancy of the plan participants for the majority of our U.S. and foreign benefit plans and over the remaining service period of plan participants for certain non-U.S. benefit plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur because it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. These gains and losses are generally only measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new method retrospectively. The majority of our net periodic benefit cost is captured within Corporate and eliminations in our operating segment results. The impact associated with our accounting change is reflected entirely within Corporate and eliminations. The annual recognition of actuarial gains and losses will be reflected within Corporate and eliminations. The effect of the change on retained earnings as of January 1, 2010 was a reduction of $190.6 million, with a corresponding offset to accumulated other comprehensive income.
We have presented the effects of the change in accounting principle on our consolidated financial statements for 2011 and 2010 below. We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Statements of Operations

	Three months ended March 31, 2011
	Prior	Effect of
	Accounting	Accounting
(In millions, except per share data)	Method	Change	As Reported
Sales	$718.5	$—	$718.5
Cost of sales	596.0	(0.2)	595.8

Gross margin	122.5	0.2	122.7
Selling and administrative	79.1	(2.3)	76.8
Income from equity affiliates	133.9	—	133.9

Operating income	177.3	2.5	179.8
Interest and other expense, net	(8.7)	—	(8.7)

Income before income taxes	168.6	2.5	171.1
Income tax expense	(60.0)	0.9	(60.9)

Net income	$108.6	$1.6	$110.2

Earnings per common share:
Basic earnings per common share	$1.16	$0.01	$1.17
Diluted earnings per common share	$1.13	$0.01	$1.14

	Three months ended March 31, 2010
		Effect of
	Originally	Accounting
(In millions, except per share data)	Reported	Change	As Adjusted
Sales	$630.4	$—	$630.4
Cost of sales	526.9	(0.2)	526.7

Gross margin	103.5	0.2	103.7
Selling and administrative	73.9	(2.4)	71.5
Income from equity affiliates	1.5	—	1.5

Operating income	31.1	2.6	33.7
Interest and other expense, net	(8.7)	—	(8.7)

Income before income taxes	22.4	2.6	25.0
Income tax expense	(4.0)	—	(4.0)

Net income	$18.4	$2.6	$21.0

Earnings per common share:
Basic earnings per common share	$0.20	$0.03	$0.23
Diluted earnings per common share	$0.19	$0.03	$0.22

Condensed Consolidated Balance Sheets

	March 31, 2011
	Prior	Effect of
	Accounting	Accounting
(In millions)	Method	Change	As Reported
Assets

Total assets	$1,828.5	$—	$1,828.5

Liabilities and Shareholders’ Equity
Total liabilities	$1,213.3	$—	$1,213.3
Retained earnings (accumulated deficit)	37.9	(189.0)	(151.1)
Accumulated other comprehensive (loss) income	(165.7)	189.0	23.3
Other equity accounts	743.0	—	743.0

Total shareholders’ equity	615.2	—	615.2

Total liabilities and shareholders’ equity	$1,828.5	$—	$1,828.5

	December 31, 2010
	Prior	Effect of
	Accounting	Accounting
(In millions)	Method	Change	As Adjusted
Assets

Total assets	$1,671.9	$—	$1,671.9

Liabilities and Shareholders’ Equity
Total liabilities	$1,155.9	$—	$1,155.9
Accumulated deficit	(66.9)	(190.6)	(275.5)
Accumulated other comprehensive (loss) income	(172.1)	190.6	18.5
Other equity accounts	755.0	—	755.0

Total shareholders’ equity	516.0	—	516.0

Total liabilities and shareholders’ equity	$1,671.9	$—	$1,671.9

Condensed Consolidated Statement of Cash Flows

	Three months ended March, 2011
	Prior	Effect of
	Accounting	Accounting
(In millions)	Method	Change	As Reported
Operating Activities
Net income	$108.6	$1.6	$110.2
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	(91.0)	—	(91.0)
Change in assets and liabilities, net of acquisition:
Increase in receivables, inventory and payables, net	(28.7)	—	(28.7)
Decrease in accrued expenses and other	(28.3)	(1.6)	(29.9)

Net cash provided by operating activities	(39.4)	—	(39.4)
Net cash provided by investing activities	105.1	—	105.1
Net cash used by financing activities	(32.5)	—	(32.5)
Effect of exchange rate changes on cash	1.1	—	1.1

Increase in cash and cash equivalents	34.3	—	34.3
Cash and cash equivalents at beginning of period	378.1	—	378.1

Cash and cash equivalents at end of period	$412.4	$—	$412.4

	Three months ended March, 2010
		Effect of
	Originally	Accounting
(In millions)	Reported	Change	As Adjusted
Operating Activities
Net income	$18.4	$2.6	$21.0
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	15.2	—	15.2
Change in assets and liabilities, net of acquisition:
Increase in receivables, inventory and payables, net	(20.4)	—	(20.4)
Decrease in accrued expenses and other	(10.4)	(2.6)	(13.0)

Net cash provided by operating activities	2.8	—	2.8
Net cash used by investing activities	3.5	—	3.5
Net cash provided by financing activities	(19.1)	—	(19.1)
Effect of exchange rate changes on cash	(0.4)	—	(0.4)

Increase in cash and cash equivalents	(13.2)	—	(13.2)
Cash and cash equivalents at beginning of period	222.7	—	222.7

Cash and cash equivalents at end of period	$209.5	$—	$209.5

Note 3 — Goodwill
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on the fair values at the acquisition date, with excess amounts recorded as goodwill. On January 3, 2011, we acquired Uniplen Industria de Polimeros Ltda., a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics, which resulted in the addition of $6.3 million of goodwill during the first quarter of 2011. The purchase price allocations are preliminary and may require subsequent adjustment.
Goodwill as of March 31, 2011 and December 31, 2010, and changes in the carrying amount of goodwill by operating segment was as follows:

	Global
	Specialty	Global Color,	Performance
	Engineered	Additives and	Products and	PolyOne
(In millions)	Materials	Inks	Solutions	Distribution	Total
Balance, December 31, 2010	$82.6	$72.5	$7.4	$1.6	$164.1
Acquisition of businesses	6.3	—	—	—	6.3
Translations and other adjustments	—	0.2	—	—	0.2

Balance, March 31, 2011	$88.9	$72.7	$7.4	$1.6	$170.6

Other adjustments to goodwill primarily represent adjustments to the purchase price allocation for acquisitions during the measurement period subsequent to the acquisition date.
At March 31, 2011 and December 31, 2010, PolyOne had $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name acquired as part of the acquisition of GLS Corporation.
The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	As of March 31, 2011
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$44.6	$(15.3)	$—	$29.3
Sales contracts	11.4	(10.7)	—	0.7
Patents, technology and other	9.9	(4.5)	1.2	6.6

Total	$65.9	$(30.5)	$1.2	$36.6

	As of December 31, 2010
	Acquisition	Accumulated	Currency
(In millions)	Cost	Amortization	Translation	Net
Non-contractual customer relationships	$42.2	$(14.6)	$—	$27.6
Sales contracts	11.4	(10.6)	—	0.8
Patents, technology and other	9.4	(4.3)	1.1	6.2

Total	$63.0	$(29.5)	$1.1	$34.6

Note 4 — Inventories
Components of Inventories are as follows:

	March 31,	December 31,
(In millions)	2011	2010
At FIFO cost:
Finished products	$139.7	$129.2
Work in process	3.2	2.4
Raw materials and supplies	95.0	79.7

	$237.9	$211.3

Note 5 — Property

	March 31,	December 31,
(In millions)	2011	2010
Land and land improvements	$44.1	$43.5
Buildings	296.8	290.0
Machinery and equipment	921.6	909.7

	1,262.5	1,243.2
Less accumulated depreciation and amortization	(882.9)	(868.8)

	$379.6	$374.4

Note 6 — Income Taxes
Income tax expense was $60.9 million for the first quarter of 2011 compared to $4.0 million in the first quarter of 2010. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision, as well as our estimated annual effective tax rate, is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $2.4 million in the first quarter of 2011 and $3.6 million in the first quarter of 2010 as a result of generating positive pre-tax income.
Note 7 — Investment in Equity Affiliates
The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt), a manufacturer and marketer of PVC resins, were included in the SunBelt Joint Venture operating segment through the date of disposition of our interest in SunBelt. On February 28, 2011, we sold our 50% interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of our guarantee of $42.7 million aggregate principal amount of senior secured notes issued by SunBelt, and potential annual earn-out payments for three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. In the three months ended March 31, 2011, we recorded a pre-tax gain of $128.2 million net of associated transaction costs within Income related to equity affiliates.
The following tables present SunBelt’s summarized financial results for the periods indicated:

	Two Months Ended	Three Months Ended
(Dollars in millions)	February 28, 2011	March 31, 2010
Net sales	$30.5	$27.6
Operating income	$12.7	$3.4
Partnership income as reported by SunBelt	$11.5	$1.6

Equity affiliate earnings recorded by PolyOne	$5.7	$0.8

December 31,
Summarized balance sheet (Dollars in millions)	2010
Current assets	$21.2
Non-current assets	78.7

Total assets	99.9

Current liabilities	21.3
Non-current liabilities	73.1

Total liabilities	94.4

Partnership capital	$5.5

Note 8 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended
	March 31,
(In millions)	2011	2010
Weighted-average shares outstanding — basic	93.9	92.5

Weighted-average shares — diluted:
Weighted-average shares outstanding — basic	93.9	92.5
Plus dilutive impact of stock options and awards	2.5	2.8

Weighted-average shares — diluted	96.4	95.3

For the three months ended March 31, 2011 and 2010, 0.4 million and 2.4 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 9 — Employee Benefit Plans
Components of defined benefit pension plan costs, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, are as follows:

	Three Months Ended
	March 31,
		Adjusted
(In millions)	2011	2010
Service cost	$0.4	$0.4
Interest cost	7.1	7.4
Expected return on plan assets	(7.3)	(6.5)
Amortization of transition obligation and prior service costs	—	0.2

	$0.2	$1.5

Components of postretirement health care plan benefit costs, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, are as follows:

	Three Months Ended
	March 31,
		Adjusted
(In millions)	2011	2010
Interest cost	$0.3	$0.4
Amortization of transition obligation and prior service costs	(4.4)	(4.4)

	$(4.1)	$(4.0)

Note 10 — Financing Arrangements
Long-term debt consists of the following:

	March 31,	December 31,
(Dollars in millions)	2011(1)	2010(1)
8.875% senior notes due May 2012	$22.9	$22.9
7.500% debentures due December 2015	50.0	50.0
7.375% senior notes due September 2020	360.0	360.0
Medium-term notes:
6.58% medium-term notes due February 2011	—	20.0

Total long-term debt	432.9	452.9
Less current portion	—	20.0

Total long-term debt, net of current portion	$432.9	$432.9

(1)	Book values include unamortized discounts and adjustments related to hedging instruments, as applicable.
In February 2011, we repaid $20 million aggregate principal amount of our 6.58% medium-term notes at maturity.
Note 11 — Sale of Accounts Receivable
Accounts receivable consists of the following:

	March 31,	December 31,
(In millions)	2011	2010
Trade accounts receivable	$182.6	$135.4
Retained interest in securitized accounts receivable	204.4	163.2
Allowance for doubtful accounts	(4.5)	(4.1)

	$382.5	$294.5

Sale of Accounts Receivable — Under the terms of our accounts receivable sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest in up to $175 million and $25 million of these accounts receivable, respectively, to certain investors. The accounts receivable sale facility matures in June 2012. As of March 31, 2011 and December 31, 2010, accounts receivable totaling $204.4 million and $163.2 million, respectively, were sold by us to PFC and PFCC. The maximum amount of proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of March 31, 2011 and December 31, 2010, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable.
The accounts receivable sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $200 million limit under the facility, of which $12.9 million was used at March 31, 2011. The level of availability under the accounts receivable sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of March 31, 2011, we were in compliance with these covenants. As of March 31, 2011, $145.6 million of securitized accounts receivable were available for sale.

Note 12 — Segment Information
Segment information for the three months ended March 31, 2011 and 2010, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, follows:

				Adjusted
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Sales to		Segment	Sales to		Segment
	External	Total	Operating	External		Operating
(In millions)	Customers	Sales	Income	Customers	Total Sales	Income
Global Specialty Engineered Materials	$142.9	$151.9	$14.4	$119.0	$126.3	$12.1
Global Color, Additives and Inks	139.8	140.4	11.3	130.0	130.9	8.9
Performance Products and Solutions	189.8	208.7	14.3	166.4	183.7	12.1
PolyOne Distribution	246.0	247.0	14.7	215.0	215.9	8.6
SunBelt Joint Venture	—	—	5.0	—	—	(0.3)
Corporate and eliminations	—	(29.5)	120.1	—	(26.4)	(7.7)

Total	$718.5	$718.5	$179.8	$630.4	$630.4	$33.7

	Total Assets
		December 31,
	March 31, 2011	2010
Global Specialty Engineered Materials	$373.2	$346.3
Global Color, Additives and Inks	385.3	338.1
Performance Products and Solutions	310.5	287.5
PolyOne Distribution	196.6	159.8
SunBelt Joint Venture	—	3.2
Corporate and eliminations	562.9	537.0

Total	$1,828.5	$1,671.9

Note 13 — Commitments and Contingencies
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
During the three months ended March 31, 2011 and 2010, we recognized $1.5 million and $3.1 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the three months ended March 31, 2011, we received $1.9 million of proceeds from insurance recoveries. We did not receive any proceeds from insurance recoveries during the three months ended March 31, 2010. The gains associated with these recoveries are included within Cost of sales in our Consolidated Statement of Operations.
Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $85.2 million at March 31, 2011 and $87.4 million at December 31, 2010 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2011. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 12, Commitments and Related-Party Information, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Note 14 — Fair Value
The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. Short-term foreign exchange contracts are the only asset or liability recorded at fair value on a recurring basis. These contracts are measured based on exchange rates at March 31, 2011 and classified as a Level 2 fair value measurement within the fair value hierarchy.
The following table summarizes the contractual amounts of our foreign exchange contracts as of March 31, 2011. Foreign currency amounts are translated at exchange rates as of March 31, 2011. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	March 31, 2011
Currency (In millions)	Buy	Sell
U.S. Dollar	$61.0
Euro		$56.6
British pound		$4.4
The carrying amounts and fair values of our financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(In millions)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$412.4	$412.4	$378.1	$378.1
Long-term debt:
7.500% debentures	50.0	54.0	50.0	52.8
8.875% senior notes	22.9	24.1	22.9	24.2
7.375% senior notes	360.0	381.6	360.0	374.4
Medium-term notes	—	—	20.0	20.1
Foreign exchange contracts	0.1	0.1	(0.4)	(0.4)
We are exposed to market risk from changes in foreign currency exchange rates. Information about our risks and exposure management is included in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the market risk from December 31, 2010 to March 31, 2011.

Note 15 — Comprehensive Income
The following table sets forth the reconciliation of net income to comprehensive income, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle:

	Three Months Ended
	March 31,
		Adjusted
(In millions)	2011	2010
Net income	$110.2	$21.0
Amortization of transition obligation and prior service costs	(3.3)	(4.2)
Translation adjustment	8.1	(4.9)

Total comprehensive income	$115.0	$11.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in thermoplastic compounds, specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.
Recent Developments
Change in Accounting Principle
Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within Shareholders’ Equity on our consolidated balance sheets on an annual basis and amortized them into our operating results over the average remaining life expectancy of the plan participants for the majority of our U.S. and foreign benefit plans and over the remaining service period of plan participants for certain non-U.S. benefit plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur because it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. These gains and losses are generally only measured annually as of December 31 and accordingly will be recorded during the fourth quarter of each year. The majority of our net periodic benefit cost is captured within Corporate and eliminations in our operating segment results. The impact associated with our accounting change is reflected entirely within Corporate and eliminations. The annual recognition of actuarial gains and losses will be reflected within Corporate and eliminations. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. All prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new method retrospectively.
Acquisition
On January 3, 2011, we acquired the assets of Uniplen Indústria de Polímeros Ltda. (Uniplen), a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics. The Uniplen transaction was completed for a cash purchase price of $21 million, with a potential for further consideration payable over the next three years based on the acquired business achieving certain performance targets. Uniplen recorded revenues of approximately $34 million in 2010. Uniplen’s results of operations are included within Global Specialty Engineered Materials.
Sale of SunBelt Chlor-Alkali Partnership
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of our guarantee of $42.7 million aggregate principal amount of senior secured notes issued by SunBelt, and potential annual earn-out payments for three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. In the three months ended March 31, 2011, we recorded a pre-tax gain of $128.2 million net of associated transaction costs.
Cash Dividend and Share Repurchase
On March 3, 2011, our Board of Directors approved a dividend of $0.04 per common share outstanding, to be paid on April 7, 2011 to shareholders of record on March 14, 2011. Additionally, in March 2011, we repurchased 1,000,000 common shares for $13.6 million in the aggregate.

Highlights and Executive Summary
Selected Financial Data

	Three Months Ended March 31,
		Adjusted
(In millions)	2011	2010
Sales	$718.5	$630.4
Operating income	$179.8	$33.7
Net income	$110.2	$21.0
Sales increased 14.0% in the first quarter of 2011 compared to the first quarter of 2010 driven by a 6.3% increase in volume and increased market pricing associated with raw material inflation. Sales increased across many of our end markets in the first quarter of 2011 compared to the first quarter of 2010, led by gains in transportation, wire and cable, building and construction, industrial and healthcare end markets.
Operating income increased $146.1 million in the first quarter of 2011 compared to the first quarter of 2010. Operating income in the first quarter of 2011 included a $128.2 million net gain from the sale of our equity investment in SunBelt. In addition to the increase in operating income of $128.2 million due to the sale of our equity interest in SunBelt, operating income improved $17.9 million due to an increase in volume, improved sales mix, and ongoing efficiency gains from our Lean Six Sigma initiatives.
Net income increased in the first quarter of 2011 for the reasons cited above. Income tax expense increased in the first quarter of 2011 as compared to the corresponding period in 2010 primarily due to tax on the gain on the sale of our equity investment in SunBelt and our improved operating results.
Results of Operations — Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

			Variances—Favorable
	Three Months Ended March 31,		(Unfavorable)
		Adjusted
(Dollars in millions, except per share data)	2011	2010	Change	% Change
Sales	$718.5	$630.4	$88.1	14.0%

Cost of sales	595.8	526.7	(69.1)	(13.1)%

Gross margin	122.7	103.7	19.0	18.3%
Selling and administrative	76.8	71.5	(5.3)	(7.4)%
Income related to equity affiliates	133.9	1.5	132.4	NM

Operating income	179.8	33.7	146.1	NM
Interest expense, net	(8.5)	(8.0)	(0.5)	6.3%
Other expense, net	(0.2)	(0.7)	0.5	(71.4)%

Income before income taxes	171.1	25.0	146.1	NM
Income tax expense	(60.9)	(4.0)	(56.9)	NM

Net income	$110.2	$21.0	$89.2	NM

Basic earnings per common share	$1.17	$0.23
Diluted earnings per common share	$1.14	$0.22

NM — Not meaningful
Sales
Sales increased 14.0% in the first quarter of 2011 compared to the first quarter of 2010 driven by a 6.3% increase in volume and increased market pricing associated with raw material inflation. Sales increased across many of our end markets in the first quarter of 2011 compared to the first quarter of 2010, led by gains in transportation, wire and cable, building and construction, industrial and healthcare end markets.

Cost of Sales
These costs include raw materials, plant conversion, distribution, environmental remediation and plant-related restructuring charges. As a percent of sales, cost of sales declined from 83.6% in the first quarter of 2010 to 82.9% in the first quarter of 2011 driven by improvements in sales mix and ongoing efficiency gains from Lean Six Sigma initiatives.
Selling and Administrative
These costs include selling, technology, administrative functions, corporate and general expenses and amortization of intangible assets and increased over the first quarter of the prior year principally due to higher salaries and benefits for newly hired commercial resources.
Income related to Equity Affiliates
Income related to equity affiliates is summarized as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
SunBelt	$133.9	$0.8
BayOne	—	0.7

	$133.9	$1.5

Income related to equity affiliates for the first quarter of 2011 increased as compared to the corresponding period in 2010 due to the net gain on the sale of our equity investment in SunBelt of $128.2 million. The net gain associated with our sale of our equity investment in SunBelt is reflected within Corporate and eliminations in our segments.
Interest Expense, net
Interest expense, net increased in the first quarter of 2011 as compared to the first quarter of 2010 due to lower interest income. Included in Interest expense, net for each of the three months ended March 31, 2011 and 2010 is interest income of $0.2 million and $0.8 million, respectively.
Other Expense, net
Other expense, net includes financing costs associated with our accounts receivable sale facility, foreign currency gains and losses and other miscellaneous items. Included in Other expense, net for the first quarter of 2011 is a gain of $0.5 million associated with an earn-out from our sale of O’Sullivan Films.
Income Tax (Expense) Benefit
Income tax expense was $60.9 million for the first quarter of 2011 compared to $4.0 million in the first quarter of 2010. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision, as well as our estimated annual effective tax rate, is impacted by a number of factors including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them as well as changes to our unrealized tax benefits.
We decreased existing valuation allowances against our deferred tax assets by $2.4 million in the first quarter of 2011 and $3.6 million in the first quarter of 2010 as a result of generating positive pre-tax income.

SEGMENT INFORMATION
Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of allocating resources to segments and assessing segment performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset and goodwill impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.
Sales and Operating Income — Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010:

	Three Months Ended
	March 31,
		Adjusted
(Dollars in millions)	2011	2010	Change		% Change
Sales:
Global Specialty Engineered Materials	$151.9	$126.3	$25.6		20.3%
Global Color, Additives and Inks	140.4	130.9	9.5		7.3%
Performance Products and Solutions	208.7	183.7	25.0		13.6%
PolyOne Distribution	247.0	215.9	31.1		14.4%
Corporate and eliminations	(29.5)	(26.4)	(3.1)		11.7%

	$718.5	$630.4	$88.1		14.0%

Operating income (loss):
Global Specialty Engineered Materials	$14.4	$12.1	$2.3		19.0%
Global Color, Additives and Inks	11.3	8.9	2.4		27.0%
Performance Products and Solutions	14.3	12.1	2.2		18.2%
PolyOne Distribution	14.7	8.6	6.1		70.9%
SunBelt Joint Venture	5.0	(0.3)	5.3		NM
Corporate and eliminations	120.1	(7.7)	127.8		NM

	$179.8	$33.7	$146.1		NM

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	9.5%	9.6%	(0.1	)% points
Global Color, Additives and Inks	8.0%	6.8%	1.2	% points
Performance Products and Solutions	6.9%	6.6%	0.3	% points
PolyOne Distribution	6.0%	4.0%	2.0	% points
Total	25.0%	5.3%	19.7	% points
Global Specialty Engineered Materials
Sales increased $25.6 million, or 20.3%, in the first quarter of 2011 compared to the first quarter of 2010. Improvements in sales mix and increases in market pricing associated with raw material inflation favorably impacted sales by 13.4%, while the acquisition of Uniplen added 6.4%.
Global Color, Additives and Inks
Sales increased $9.5 million, or 7.3%, in the first quarter of 2011 compared to the first quarter of 2010. Sales mix and increases in market pricing associated with raw material inflation favorably impacted sales by 12.0%, and were partially offset by a 5.4% decline in volume. Currency exchange rates favorably impacted sales by 0.8%.
Operating income increased $2.4 million in the first quarter of 2011 as compared to the first quarter of 2010 driven by increased sales and improved sales mix.

Performance Products and Solutions
Sales increased $25.0 million, or 13.6%, in the first quarter of 2011 compared to the first quarter of 2010. Volume increased 11.8% as compared to the first quarter of 2010, driven primarily by improvements in the industrial and building and construction end markets. Increased sales prices and improved product mix favorably impacted sales by 1.7%.
Operating income increased $2.2 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the increase in sales.
PolyOne Distribution
Sales increased $31.1 million, or 14.4%, in the first quarter of 2011 compared to the first quarter of 2010. Sales were favorably impacted by improved product mix and increased market pricing associated with raw material inflation in the North American plastics and chemicals industry.
Operating income increased $6.1 million in the first quarter of 2011 compared to the first quarter of 2010 due to increased sales.
SunBelt Joint Venture
Income from the SunBelt Joint Venture increased $5.3 million in the first quarter of 2011 through the date of the disposition of our equity interest in SunBelt compared to the first quarter of 2010 driven by approximately 50% increase in electrochemical unit pricing.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the first quarter of 2011 and 2010:

	Three Months Ended March 31,
		Adjusted
(In millions)	2011	2010
Environmental remediation costs	$(1.5)	$(3.1)
Employee separation and plant phaseout	(0.3)	—
Share-based compensation	(1.2)	(0.9)
Incentive compensation	(5.1)	(8.4)
Unallocated pension and postretirement medical expense	4.0	3.7
Insurance settlement	1.9	3.2
Gain on sale of equity interest in SunBelt	128.2	—
All other and eliminations (a)	(5.9)	(2.2)

Total Corporate and eliminations	$120.1	$(7.7)

(a)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

(In millions)	March 31, 2011	December 31, 2010
Cash and cash equivalents	$412.4	$378.1
Accounts receivable sale facility availability	145.6	128.2

Liquidity	$558.0	$506.3

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.
In the first three months of 2011, liquidity increased by $51.7 million, driven by the increase in our cash balance and the increase in accounts receivable, providing additional borrowing capacity against our accounts receivable sale facility. The increase in cash of $34.3 million includes cash proceeds of $132.3 million from the sale of our equity investment in SunBelt, offset by debt principle payments of $20.0 million, cash of $13.6 million paid to acquire our common shares, a net cash payment of $20.0 million for our acquisition of Uniplen, and increased investment in our working capital of $28.7 million to support our growth. The increase in our accounts receivable facility availability reflects an increase in sales.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the first three months of 2011 and 2010.
Operating Activities — In first three months of 2011, net cash used by operating activities was $39.4 million as compared to net cash provided by operating activities of $2.8 million in the first three months of 2010. In the first three months of 2011, working capital, which we define as accounts receivable plus inventory less accounts payable, increased reflecting our investment of $28.7 million in support of our sales growth. Working capital as a percentage of sales for the first three months of 2011 was 9.7% compared to 10.4% for the first three months of 2010. Accounts receivable as a percentage of quarterly sales increased to 53.2% as of March 31, 2011 as compared to 47.7% as of December 31, 2010. The increase in accounts receivable resulted principally from higher sales in March 2011 compared to December 2010. Days sales outstanding over the period from December 31, 2010 to March 31, 2011 improved from 49.5 to 43.5.
Investing Activities — Cash provided by investing activities during the first three months of 2011 was $105.1 million, reflecting cash proceeds of $132.3 million from the sale of our 50% equity investment in SunBelt. Cash paid for our acquisition of Uniplen, net of cash acquired, was $20.0 million and capital expenditures were $7.7 million. Cash provided by investing activities in the first quarter of 2010 included proceeds from the sale of our investment in O’Sullivan Films and the collection of the principal on the related note receivable.
Financing Activities — Net cash used by financing activities in the first three months of 2011 was $32.5 million, which includes repayment of $20.0 million of aggregate principal amount of our 6.58% medium-term notes at maturity and cash paid to repurchase $13.6 million of our outstanding common shares. Cash used by financing activities during the first three months of 2010 reflects our repayment of $20.0 million of aggregate principal amount of our 6.52% medium-term notes at maturity.

Capital Resources
The following table summarizes our available and outstanding facilities as of March 31, 2011:

(In millions)	Outstanding	Available
Long-term debt, including current maturities	$432.9	$—
Accounts receivable sale facility	—	145.6

	$432.9	$145.6

Our principal sources of liquidity and capital resources are our cash flows from operating activities, available funding under our accounts receivable sale facility, and proceeds from the sale of previously closed facilities and redundant assets. We expect that our ability to generate cash from our operations and other sources of liquidity and capital resources should be sufficient to support strategic acquisitions as well as our operating needs and quarterly dividends on a short-term and long-term basis.
Long-Term Debt
As of March 31, 2011, long-term debt totaled $432.9 million, with maturities ranging from 2012 to 2020. There were no current maturities of long-term debt at March 31, 2011.
Aggregate maturities of long-term debt for the next five years are: 2012 — $22.9 million; 2013 — $0.0 million; 2014 — $0.0 million; 2015 — $50.0 million; 2016 — $0.0; and thereafter — $360.0 million.
Each of our 7.375% senior notes due 2020, 7.500% debentures due 2015 and 8.875% senior notes due 2012 are our direct, unsecured obligations and are not guaranteed by any of our subsidiaries. The indentures governing our 2015 debentures and our 2012 senior notes contain limitations on our ability to incur secured debt. The indenture governing our 2020 senior notes contains limitations on, among other things, our ability to incur debt, including secured debt.
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
Accounts Receivable Sale Facility
As of March 31, 2011, we had receivables sale facilities outstanding in the United States and Canada totaling $200 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40 million available for issuing standby letters of credit as a sub-limit within the $200 million facility, of which $12.9 million was used at March 31, 2011.
The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by the sum of interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40 million or less. As of March 31, 2011, the average excess availability under the facility was greater than $40 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.
The indentures governing 2015 debentures and our 2012 senior notes allow a specific level of secured debt, above which security must be provided on the debentures and senior notes on a pari passu basis. The accounts receivable sale facility is not considered debt under the covenants associated with the indentures governing these debentures and senior notes. The indenture governing our 2020 senior notes limits our ability to incur secured debt without providing security on the senior notes on a pari passu basis other then permitted secured debt, such as the accounts receivable sale facility.

Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the three months ended March 31, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except as it relates to the scheduled repayment of debt as previously discussed.
Critical Accounting Policies and Estimates
Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within Shareholders’ Equity on our consolidated balance sheets on an annual basis and have amortized them into our operating results over the average remaining life expectancy of the plan participants for the majority of our U.S. and foreign benefit plans and over the remaining service period of plan participants for certain non-U.S. benefit plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains and losses occur because it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. These gains and losses are generally only measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new method retrospectively. The majority of our net periodic benefit cost is captured within Corporate and eliminations in our operating segment results. The impact associated with our accounting change is reflected entirely within Corporate and eliminations. The annual recognition of actuarial gains and losses will be reflected within Corporate and eliminations. The effect of the change on retained earnings as of January 1, 2010 was a reduction of $190.6 million, with a corresponding offset to accumulated other comprehensive income.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates where PolyOne conducts business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), chlor alkali, vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to working capital reductions, cost reductions and employee productivity goals and our new global organization structure;

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing and chlor-alkali markets;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	the amount and timing of repurchases of PolyOne common shares;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A, “Risk Factors.”
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
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. We intend to use these derivative financial instruments as risk management tools and not for speculative investment purposes.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts, which had a fair value of $0.1 million at March 31, 2011. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common shares during the period indicated:

					Maximum
				Total Number of	Number of
				Shares Purchased	Shares that May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price	Announced	Under the
Period	Shares Purchased		Paid Per Share	Program	Program (1)
January 1 to January 31	—		$—	—	8,750,000
February 1 to February 28	3,590	(2)	14.44	—	8,750,000
March 1 to March 31	1,000,000		13.64	1,000,000	7,750,000

Total	1,003,590		$13.65	1,000,000

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.

(2)	Represents shares surrendered to our company to satisfy the exercise price in connection with the exercise of options.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

2.1	Purchase Agreement, dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 3, 2011, SEC File No. 1-16091).

10.1	Form of Award Agreement under the 2011 Long-Term Incentive Plan

18.1	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2011	POLYONE CORPORATION

/s/ Robert M. Patterson Robert M. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Purchase Agreement, dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 3, 2011, SEC File No. 1-16091).

10.1	Form of Award Agreement under the 2011 Long-Term Incentive Plan

18.1	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002