Form 10-Q
period 2011-06-30
POLYONE CORP
filed 2011-08-03
CIK 1122976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of July 22, 2011 was 92,627,222.

Part I – Financial Information

Item 1. Financial Statements

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	Adjusted 2010	2011	Adjusted 2010
Sales	$768.8	$692.9	$1,487.3	$1,323.3

Cost of sales	639.6	566.1	1,235.4	1,092.8

Gross margin	129.2	126.8	251.9	230.5
Selling and administrative	78.7	70.7	155.5	142.2
Income related to equity affiliates	—	7.8	133.9	9.3

Operating income	50.5	63.9	230.3	97.6
Interest expense, net	(8.4)	(7.7)	(16.9)	(15.7)
Other income (expense), net	1.6	(1.2)	1.4	(1.9)

Income before income taxes	43.7	55.0	214.8	80.0
Income tax expense	(15.2)	(6.9)	(76.1)	(10.9)

Net income	$28.5	$48.1	$138.7	$69.1

Earnings per common share:
Basic earnings	$0.31	$0.52	$1.48	$0.75
Diluted earnings	$0.30	$0.50	$1.45	$0.72

Cash dividends declared per common share	$0.04	$—	$0.08	$—

Weighted-average shares used to compute earnings per share:
Basic	93.1	92.8	93.5	92.7
Diluted	95.5	96.3	95.8	95.6

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	(Unaudited) June 30, 2011	Adjusted December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$416.8	$378.1
Accounts receivable, net	397.1	294.5
Inventories	255.5	211.3
Other current assets	41.7	55.1

Total current assets	1,111.1	939.0
Property, net	379.4	374.4
Investment in equity affiliates	—	2.7
Goodwill	171.7	164.1
Other intangible assets, net	69.0	67.8
Deferred income tax assets	47.6	59.7
Other non-current assets	85.9	64.2

Total assets	$1,864.7	$1,671.9

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.9	$20.0
Accounts payable	365.2	269.0
Accrued expenses	161.2	145.8

Total current liabilities	549.3	434.8
Long-term debt	410.0	432.9
Post-retirement benefits other than pensions	19.1	19.4
Pension benefits	146.3	154.5
Other non-current liabilities	110.4	114.3
Shareholders’ equity	629.6	516.0

Total liabilities and shareholders’ equity	$1,864.7	$1,671.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	Adjusted 2010
Operating Activities
Net income	$138.7	$69.1
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	28.4	27.8
Deferred income tax provision	36.8	1.9
Provision for doubtful accounts	1.2	2.4
Stock compensation expense	2.6	2.1
Companies carried at equity:
Income related to equity affiliates	(133.9)	(9.3)
Dividends and distributions received	6.0	1.5
Change in assets and liabilities, net of acquisition:
Increase in accounts receivable	(91.0)	(100.2)
Increase in inventories	(33.7)	(49.0)
Increase in accounts payable	88.6	100.3
Decrease in pensions and other post-retirement benefits	(18.5)	(16.1)
(Decrease) increase in accrued expenses and other	(34.1)	10.7

Net cash (used) provided by operating activities	(8.9)	41.2

Investing Activities
Capital expenditures	(20.5)	(10.9)
Business acquisitions and related deposits, net of cash acquired	(21.8)	—
Proceeds from sale of equity affiliates and other assets	135.8	7.8

Net cash provided (used) by investing activities	93.5	(3.1)

Financing Activities
Repayment of long-term debt	(20.0)	(20.0)
Purchase of common shares for treasury	(28.0)	—
Exercise of stock awards	3.9	1.6
Cash dividends paid	(3.8)	—

Net cash used by financing activities	(47.9)	(18.4)

Effect of exchange rate changes on cash	2.0	(1.3)

Increase in cash and cash equivalents	38.7	18.4
Cash and cash equivalents at beginning of period	378.1	222.7

Cash and cash equivalents at end of period	$416.8	$241.1

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

Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2011.

Future Adoption of Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We will adopt the provisions of ASU 2011-04 in the first quarter of 2012, and do not believe the adoption of this update will materially impact our financial statements.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011. We will adopt the provisions of ASU 2011-05 in the first quarter of 2012, and are currently evaluating which presentation option for the components of net income and other comprehensive income we will use.

Note 2 – Change in Accounting Principle

Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all of our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within Shareholders’ Equity on our consolidated balance sheets on an annual basis and amortized them into our operating results over the average remaining life expectancy of the plan participants for the majority of our U.S. and foreign benefit plans and over the remaining service period of plan participants for certain non-U.S. benefit plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur because it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. These gains and losses are generally only measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year. In accordance with FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new method retrospectively. The majority of our net periodic benefit cost is captured within Corporate and eliminations in our operating segment results. The impact associated with our accounting change is reflected entirely within Corporate and eliminations. The annual recognition of actuarial gains and losses will be reflected within Corporate and eliminations. The effect of the change on retained earnings as of January 1, 2010 was a reduction of $190.6 million, with a corresponding offset to accumulated other comprehensive income.

We have presented the effects of the change in accounting principle on our consolidated financial statements for 2011 and 2010 below. We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Statements of Operations

	Three months ended June 30, 2011			Six months ended June 30, 2011
(In millions, except per share data)	Prior Accounting Method	Effect of Accounting Change	As Reported	Prior Accounting Method	Effect of Accounting Change	As Reported
Sales	$768.8	$—	$768.8	$1,487.3	$—	$1,487.3
Cost of sales	639.8	(0.2)	639.6	1,235.8	(0.4)	1,235.4

Gross margin	129.0	0.2	129.2	251.5	0.4	251.9
Selling and administrative	81.0	(2.3)	78.7	160.1	(4.6)	155.5
Income from equity affiliates	—	—	—	133.9	—	133.9

Operating income	48.0	2.5	50.5	225.3	5.0	230.3
Interest and other expense, net	(6.8)	—	(6.8)	(15.5)	—	(15.5)

Income before income taxes	41.2	2.5	43.7	209.8	5.0	214.8
Income tax expense	(14.3)	(0.9)	(15.2)	(74.3)	(1.8)	(76.1)

Net income	$26.9	$1.6	$28.5	$135.5	$3.2	$138.7

Earnings per common share:
Basic earnings per common share	$0.29	$0.02	$0.31	$1.45	$0.03	$1.48
Diluted earnings per common share	$0.28	$0.02	$0.30	$1.42	$0.03	$1.45

	Three months ended June 30, 2010			Six months ended June 30, 2010
(In millions, except per share data)	Originally Reported	Effect of Accounting Change	As Adjusted	Originally Reported	Effect of Accounting Change	As Adjusted
Sales	$692.9	$—	$692.9	$1,323.3	$—	$1,323.3
Cost of sales	566.2	(0.1)	566.1	1,093.1	(0.3)	1,092.8

Gross margin	126.7	0.1	126.8	230.2	0.3	230.5
Selling and administrative	73.0	(2.3)	70.7	146.9	(4.7)	142.2
Income from equity affiliates	7.8	—	7.8	9.3	—	9.3

Operating income	61.5	2.4	63.9	92.6	5.0	97.6
Interest and other expense, net	(8.9)	—	(8.9)	(17.6)	—	(17.6)

Income before income taxes	52.6	2.4	55.0	75.0	5.0	80.0
Income tax expense	(6.9)	—	(6.9)	(10.9)	—	(10.9)

Net income	$45.7	$2.4	$48.1	$64.1	$5.0	$69.1

Earnings per common share:
Basic earnings per common share	$0.49	$0.03	$0.52	$0.69	$0.06	$0.75
Diluted earnings per common share	$0.47	$0.03	$0.50	$0.67	$0.05	$0.72

Condensed Consolidated Balance Sheets

	June 30, 2011
(In millions)	Prior Accounting Method	Effect of Accounting Change	As Reported
Assets

Total assets	$1,864.7	$—	$1,864.7

Liabilities and Shareholders’ Equity
Total liabilities	$1,235.1	$—	$1,235.1
Additional paid-in-capital	1,054.9	(7.5)	1,047.4
Retained earnings (accumulated deficit)	75.1	(193.8)	(118.7)
Accumulated other comprehensive (loss) income	(175.9)	201.3	25.4
Other equity accounts	(324.5)	—	(324.5)

Total shareholders’ equity	629.6	—	629.6

Total liabilities and shareholders’ equity	$1,864.7	$—	$1,864.7

	December 31, 2010
(In millions)	Originally Reported	Effect of Accounting Change	As Adjusted
Assets

Total assets	$1,671.9	$—	$1,671.9

Liabilities and Shareholders’ Equity
Total liabilities	$1,155.9	$—	$1,155.9
Accumulated deficit	(66.9)	(190.6)	(257.5)
Accumulated other comprehensive (loss) income	(172.1)	190.6	18.5
Other equity accounts	755.0	—	755.0

Total shareholders’ equity	516.0	—	516.0

Total liabilities and shareholders’ equity	$1,671.9	$—	$1,671.9

Condensed Consolidated Statement of Cash Flows

	Six months ended June 30, 2011
(In millions)	Prior Accounting Method	Effect of Accounting Change	As Reported
Operating Activities
Net income	$135.5	$3.2	$138.7
Adjustments to reconcile net income to net cash used by operating activities:
Other adjustments, net	(58.9)	—	(58.9)
Change in assets and liabilities, net of acquisition:
Increase in receivables, inventory and payables, net	(36.1)	—	(36.1)
Decrease in accrued expenses and other	(49.4)	(3.2)	(52.6)

Net cash used by operating activities	(8.9)	—	(8.9)
Net cash provided by investing activities	93.5	—	93.5
Net cash used by financing activities	(47.9)	—	(47.9)
Effect of exchange rate changes on cash	2.0	—	2.0

Increase in cash and cash equivalents	38.7	—	38.7
Cash and cash equivalents at beginning of period	378.1	—	378.1

Cash and cash equivalents at end of period	$416.8	$—	$416.8

	Six months ended June 30, 2010
(In millions)	Originally Reported	Effect of Accounting Change	As Adjusted
Operating Activities
Net income	$64.1	$5.0	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	26.4	—	26.4
Change in assets and liabilities, net of acquisition:
Increase in receivables, inventory and payables, net	(48.9)	—	(48.9)
Decrease in accrued expenses and other	(0.4)	(5.0)	(5.4)

Net cash provided by operating activities	41.2	—	41.2
Net cash used by investing activities	(3.1)	—	(3.1)
Net cash used by financing activities	(18.4)	—	(18.4)
Effect of exchange rate changes on cash	(1.3)	—	(1.3)

Increase in cash and cash equivalents	18.4	—	18.4
Cash and cash equivalents at beginning of period	222.7	—	222.7

Cash and cash equivalents at end of period	$241.1	$—	$241.1

Note 3 – Goodwill

The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on the fair values at the acquisition date, with excess amounts recorded as goodwill. On January 3, 2011, we acquired Uniplen Industria de Polimeros Ltda., a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics. We recorded $7.2 million of goodwill during the first half of 2011 related to this acquisition. The purchase price allocation is preliminary and may require subsequent adjustment as more information about the fair value of assets becomes available.

Goodwill as of June 30, 2011 and December 31, 2010 and changes in the carrying amount of goodwill by operating segment are as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance, December 31, 2010	$82.6	$72.5	$7.4	$1.6	$164.1
Acquisition of businesses	7.2	—	—	—	7.2
Translations and other adjustments	0.4	—	—	—	0.4

Balance, June 30, 2011	$90.2	$72.5	$7.4	$1.6	$171.7

At June 30, 2011 and December 31, 2010, PolyOne had $33.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of the GLS Corporation trade name.

The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	As of June 30, 2011
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Non-contractual customer relationships	$44.6	$(16.1)	$—	$28.5
Sales contracts	11.4	(10.7)	—	0.7
Patents, technology and other	9.9	(4.6)	1.3	6.6

Total	$65.9	$(31.4)	$1.3	$35.8

	As of December 31, 2010
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Non-contractual customer relationships	$42.2	$(14.6)	$—	$27.6
Sales contracts	11.4	(10.6)	—	0.8
Patents, technology and other	9.4	(4.3)	1.1	6.2

Total	$63.0	$(29.5)	$1.1	$34.6

Note 4 – Inventories

Components of Inventories at FIFO cost are as follows:

(In millions)	June 30, 2011	December 31, 2010
Finished products	$155.3	$129.2
Work in process	3.5	2.4
Raw materials and supplies	96.7	79.7

	$255.5	$211.3

Note 5 – Property

(In millions)	June 30, 2011	December 31, 2010
Land and land improvements	$44.3	$43.5
Buildings	296.8	290.0
Machinery and equipment	932.7	909.7

	1,273.8	1,243.2
Less accumulated depreciation and amortization	(894.4)	(868.8)

	$379.4	$374.4

Note 6 – Income Taxes

Income tax expense was $15.2 million in the second quarter of 2011 compared to $6.9 million in the second quarter of 2010. We recognized income tax expense of $76.1 million in the first half of 2011 compared to $10.9 million in the first half of 2010. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision as well as our estimated annual effective tax rate is impacted by a number of factors, including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them as well as changes to our unrealized tax benefits. Through the third quarter of 2010, we had a full valuation allowance against our U.S. deferred tax assets that we reversed in the fourth quarter of 2010, as we determined that it was more likely than not that we would realize the benefit from our remaining U.S. deferred tax assets.

We decreased existing valuation allowances against our deferred tax assets by $1.4 million and $12.9 million in the second quarter of 2011 and 2010, respectively. We decreased these valuation allowances by $4.0 million and $16.5 million during the first half of 2011 and 2010, respectively. These reductions are the result of generating pre-tax income.

We recognized $1.4 million and $0.3 million of tax expense during the second quarter of 2011 and 2010, respectively, related to uncertain tax positions. We recognized $1.7 million and $0.5 million of tax expense during the first half of 2011 and 2010, respectively, related to uncertain tax positions. These amounts are inclusive of interest and penalties.

Note 7 – Investment in Equity Affiliates

The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt), a manufacturer and marketer of PVC resins, were included in the SunBelt Joint Venture operating segment through the date of disposition of our equity interest in SunBelt. On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of our guarantee of $42.7 million aggregate principal amount of senior secured notes issued by SunBelt, and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. We recorded a pre-tax gain of $128.2 million net of associated transaction costs within Income related to equity affiliates for the sale of our equity interest in SunBelt.

The following tables present SunBelt’s summarized financial results for the periods indicated:

(Dollars in millions)	Two Months Ended February 28, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net sales	$30.5	$41.4	$69.0
Operating income	$12.7	$16.3	$19.7
Partnership income as reported by SunBelt	$11.5	$14.2	$15.8

Equity affiliate earnings recorded by PolyOne	$5.7	$7.1	$7.9

Note 8 – Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Weighted-average shares outstanding – basic	93.1	92.8	93.5	92.7

Weighted-average shares – diluted:
Weighted-average shares outstanding – basic	93.1	92.8	93.5	92.7
Plus dilutive impact of stock options and awards	2.4	3.5	2.3	2.9

Weighted-average shares – diluted	95.5	96.3	95.8	95.6

For the three months and six months ended June 30, 2011, 0.5 million and 0.6 million, respectively, and for each of the three months and six months ended June 30, 2010, 1.0 million of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 9 – Employee Benefit Plans

Components of defined benefit pension plan costs, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	Adjusted 2010	2011	Adjusted 2010
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	7.1	7.4	14.2	14.8
Expected return on plan assets	(7.4)	(6.5)	(14.7)	(13.0)
Amortization of transition obligation and prior service costs	0.1	0.2	0.1	0.4

	$0.2	$1.5	$0.4	$3.0

Components of postretirement health care plan benefit costs, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	Adjusted 2010	2011	Adjusted 2010
Interest cost	$0.3	$0.3	$0.6	$0.7
Amortization of transition obligation and prior service costs	(4.4)	(4.4)	(8.8)	(8.7)

	$(4.1)	$(4.1)	$(8.2)	$(8.0)

Note 10 – Financing Arrangements

Long-term debt consists of the following:

(Dollars in millions)	June 30, 2011	December 31, 2010
8.875% senior notes due May 2012	$22.9	$22.9
7.500% debentures due December 2015	50.0	50.0
7.375% senior notes due September 2020	360.0	360.0
6.58% medium-term notes due February 2011	—	20.0

Total long-term debt	432.9	452.9

Less current portion	22.9	20.0

Total long-term debt, net of current portion	$410.0	$432.9

In February 2011, we repaid $20 million aggregate principal amount of our 6.58% medium-term notes at maturity.

Note 11 – Sale of Accounts Receivable

Accounts receivable consists of the following:

(In millions)	June 30, 2011	December 31, 2010
Trade accounts receivable	$177.6	$135.4
Retained interest in securitized accounts receivable	224.0	163.2
Allowance for doubtful accounts	(4.5)	(4.1)

	$397.1	$294.5

Under the terms of our accounts receivable sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest up to $175 million and $25 million of these accounts receivable, respectively, to certain investors. The accounts receivable sale facility matures in June 2012. As of June 30, 2011 and December 31, 2010, accounts receivable totaling $224.0 million and $163.2 million, respectively, were sold by us to PFC and PFCC. The maximum amount of proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of June 30, 2011 and December 31, 2010, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable.

The accounts receivable sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $200 million limit under the facility, of which $12.9 million was used at June 30, 2011. The level of availability under the accounts receivable sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, the amount of availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of June 30, 2011, we were in compliance with these covenants. As of June 30, 2011, $162.6 million of securitized accounts receivable were available for sale.

Note 12 – Segment Information

Segment information for the three-month and six-month periods ended June 30, 2011 and 2010, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, follows:

	Three Months Ended June 30, 2011			Adjusted Three Months Ended June 30, 2010
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$138.9	$147.5	$12.7	$119.0	$127.5	$12.1
Global Color, Additives and Inks	145.7	146.2	12.6	136.6	137.1	11.6
Performance Products and Solutions	219.8	241.4	21.3	196.8	218.5	17.6
PolyOne Distribution	264.4	265.5	15.3	240.5	241.4	11.6
SunBelt Joint Venture	—	—	—	—	—	6.1
Corporate and eliminations	—	(31.8)	(11.4)	—	(31.6)	4.9

Total	$768.8	$768.8	$50.5	$692.9	$692.9	$63.9

	Six Months Ended June 30, 2011			Adjusted Six Months Ended June 30, 2010
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$281.8	$299.4	$26.7	$238.0	$253.8	$24.2
Global Color, Additives and Inks	285.5	286.6	23.8	266.6	268.0	20.5
Performance Products and Solutions	409.6	450.1	35.6	363.2	402.2	29.7
PolyOne Distribution	510.4	512.5	30.0	455.5	457.3	20.2
SunBelt Joint Venture	—	—	5.0	—	—	5.8
Corporate and eliminations	—	(61.3)	109.2	—	(58.0)	(2.8)

Total	$1,487.3	$1,487.3	$230.3	$1,323.3	$1,323.3	$97.6

	Total Assets
	June 30, 2011	December 31, 2010
Global Specialty Engineered Materials	$382.5	$346.3
Global Color, Additives and Inks	383.0	338.1
Performance Products and Solutions	315.7	287.5
Distribution	216.8	159.8
SunBelt Joint Venture	—	3.2
Corporate and eliminations	566.7	537.0

Total	$1,864.7	$1,671.9

Note 13 – Commitments and Contingencies

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

During the six-month periods ended June 30, 2011 and 2010, we recognized $3.1 million and $6.3 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the six-month periods ended June 30, 2011 and 2010, we received $1.9 million and $14.4 million, respectively, of proceeds from insurance recoveries. The gains associated with these recoveries are included within Cost of sales in our Consolidated Statement of Operations.

Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $82.7 million at June 30, 2011 and $87.4 million at December 31, 2010 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2011. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 12, Commitments and Related-Party Information, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 14 – Fair Value

The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. Short-term foreign exchange contracts are the only asset or liability recorded at fair value on a recurring basis. These contracts are measured based on exchange rates at June 30, 2011 and classified as a Level 2 fair value measurement within the fair value hierarchy. These instruments have not been designated as hedges for accounting purposes.

The following table summarizes the contractual amounts of our foreign exchange contracts as of June 30, 2011. Foreign currency amounts are translated at exchange rates as of June 30, 2011. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	June 30, 2011
Currency (In millions)	Buy	Sell
U.S. Dollar	$60.5
Euro		$56.1
British pound		$4.4

The carrying amounts and fair values of our financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$416.8	$416.8	$378.1	$378.1
Long-term debt:
7.500% debentures	50.0	53.0	50.0	52.8
8.875% senior notes	22.9	23.6	22.9	24.2
7.375% senior notes	360.0	378.0	360.0	374.4
Medium-term notes	—	—	20.0	20.1
Foreign exchange contracts	—	—	(0.4)	(0.4)

We are exposed to market risk from changes in foreign currency exchange rates. Information about our risks and exposure management is included in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the market risk from December 31, 2010 to June 30, 2011.

Note 15 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	Adjusted 2010	2011	Adjusted 2010
Net income	$28.5	$48.1	$138.7	$69.1
Amortization of transition obligation and prior service costs	(2.1)	(3.4)	(5.4)	(7.5)
Translation adjustment	4.2	(9.8)	12.3	(14.7)
Other	—	(0.1)	—	(0.1)

Total comprehensive income	$30.6	$34.8	$145.6	$46.8

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

Recent Developments

Change in Accounting Principle

Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all of our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within Shareholders’ Equity on our consolidated balance sheets on an annual basis and amortized them into our operating results over the average remaining life expectancy of the plan participants for the majority of our U.S. and foreign benefit plans and over the remaining service period of plan participants for certain non-U.S. benefit plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur because it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. These gains and losses are generally only measured annually as of December 31 and accordingly will be recorded during the fourth quarter of each year. The majority of our net periodic benefit cost is captured within Corporate and eliminations in our operating segment results. The impact associated with our accounting change is reflected entirely within Corporate and eliminations. The annual recognition of actuarial gains and losses will be reflected within Corporate and eliminations. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. All prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new method retrospectively.

Highlights and Executive Summary

Selected Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	Adjusted 2010	2011	Adjusted 2010
Sales	$768.8	$692.9	$1,487.3	$1,323.3
Operating income	50.5	63.9	230.3	97.6
Net income	28.5	48.1	138.7	69.1

Sales increased 11.0% in the second quarter of 2011 compared to the second quarter of 2010, driven by a 9.0% increase from improved sales mix and increased market pricing associated with raw material inflation, 2.6% from foreign exchange gains, and 1.5% from acquisitions, which was offset by volume declines of 2.1%. Sales increased 12.4% in the first half of 2011 compared to the first half of 2010 driven by an 8.1% increase from improved sales mix and increased market pricing associated with raw material inflation, 1.5% from acquisitions, organic volume growth of 1.3% and a 1.5% from foreign exchange gains.

Operating income for the second quarter of 2011 decreased by $13.4 million as compared to the second quarter of 2010, as improved operating performance gains were offset by a number of discrete items. Operating income for the second quarter of 2010 included $7.8 million of income related to equity affiliates, whereas no such income was earned in the second quarter of 2011 due to the sale of our equity investments in SunBelt and BayOne. Additionally, the second quarter of 2010 included gains of $18.4 million associated with proceeds from an insurance recovery and legal settlements, whereas no such proceeds were received in the second quarter of 2011. Operating income increased by $132.7 million in the first half of 2011 compared to the first half of 2010 primarily driven by a $128.2 million net gain from the sale of our equity investment in SunBelt during the first quarter of 2011. Our earnings from equity affiliates in the first half of 2011 were $3.6 million less than the first half of 2010 principally as a result of our sale of SunBelt, which was effective February 28, 2011. Additionally, operating income for the first half of 2011 included gains of $1.9 million associated with insurance settlements, whereas $21.6 million of insurance and legal settlements are included in operating income for the first half of 2010.

Net income decreased in the second quarter of 2011and increased in the first half of 2011 as compared to the corresponding periods in 2010 primarily for the reasons cited above.

Results of Operations – Three-Month and Six-Month Periods Ended June 30, 2011 compared to the Three–Month and Six-Month Periods Ended June 30, 2010

	Three Months Ended June 30,		Variances— Favorable (Unfavorable)		Six Months Ended June 30,		Variances— Favorable (Unfavorable)
(Dollars in millions, except per share data)	2011	Adjusted 2010	Change	% Change	2011	Adjusted 2010	Change	% Change

Sales	$768.8	$692.9	$75.9	11.0%	$1,487.3	$1,323.3	$164.0	12.4%
Cost of sales	639.6	566.1	(73.5)	(13.0)%	1,235.4	1,092.8	(142.6)	(13.0)%

Gross margin	129.2	126.8	2.4	1.9%	251.9	230.5	21.4	9.3%
Selling and administrative	78.7	70.7	(8.0)	(11.3)%	155.5	142.2	(13.3)	(9.4)%
Income related to equity affiliates	—	7.8	(7.8)	NM	133.9	9.3	124.6	NM

Operating income	50.5	63.9	(13.4)	(21.0)%	230.3	97.6	132.7	136.0%
Interest expense, net	(8.4)	(7.7)	(0.7)	(9.1)%	(16.9)	(15.7)	(1.2)	(7.6)%
Other income (expense), net	1.6	(1.2)	2.8	NM	1.4	(1.9)	3.3	NM

Income before income taxes	43.7	55.0	(11.3)	(20.5)%	214.8	80.0	134.8	168.5%
Income tax expense	(15.2)	(6.9)	(8.3)	120.3%	(76.1)	(10.9)	(65.2)	NM

Net income	$28.5	$48.1	$(19.6)	(40.7)%	$138.7	$69.1	$69.6	100.7%

Basic earnings per common share	$0.31	$0.52			$1.48	$0.75
Diluted earnings per common share	$0.30	$0.50			$1.45	$0.72

NM – Not meaningful

Sales

Sales increased 11.0% in the second quarter of 2011 compared to the second quarter of 2010, driven by a 9.0% increase from improved sales mix and increased market pricing associated with raw material inflation, 2.6% from foreign exchange gains, and 1.5% from acquisitions, which was offset by volume declines of 2.1% . Sales increased 12.4% in the first half of 2011 compared to the first half of 2010 driven by an 8.1% increase from improved sales mix and increased market pricing associated with raw material inflation, 1.5% from acquisitions, organic volume growth of 1.3% and 1.5% from foreign exchange gains.

Cost of Sales

These costs include raw materials, plant conversion, distribution, environmental remediation and plant-related restructuring charges. Cost of sales as a percentage of sales increased from 81.7% in the second quarter of 2010 to 83.2% in the second quarter of 2011. Cost of sales for the second quarter of 2010 included gains of $15.9 million associated with proceeds from insurance settlements, whereas no such proceeds were received in the second quarter of 2011. Cost of sales as a percentage of sales increased from 82.6% in the first half of 2010 to 83.1% in the first half of 2011. Cost of sales for the first half of 2011 was favorably impacted by gains of $1.9 million associated with insurance settlements, whereas $19.1 million of such benefits are included in cost of sales in the first half of 2010.

Selling and Administrative

These costs include selling, technology, administrative functions, corporate and general expenses and amortization of intangible assets. Selling and administrative costs increased in the second quarter and first half of 2011 as compared to the corresponding periods in 2010 principally due to increased investment in commercial resources and higher salaries and benefits.

Income Related to Equity Affiliates

Income related to equity affiliates is summarized as follows:

	Adjusted	Adjusted	Adjusted	Adjusted
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	Adjusted 2010	2011	Adjusted 2010
SunBelt	$—	$7.1	$133.9	$7.9
BayOne	—	0.7	—	1.4

Net income	$—	$7.8	$133.9	$9.3

Effective February 28, 2011, we sold our 50% equity investment in Sunbelt and recorded a pre-tax gain of $128.2 million in the first half of 2011. The net gain associated with our sale of our equity investment in SunBelt is reflected within Corporate and eliminations in our segments. The decrease in Income related to equity affiliates in the second quarter of 2011 compared to the second quarter of 2010 is a result our divestitures of our equity affiliates.

Interest Expense, net

Interest expense, net increased in the second quarter and first half of 2011 as compared to the corresponding periods in 2010 due to lower interest income, as the Excel Polymers note receivable of $25.6 million was repaid in the fourth quarter of 2010. Included in Interest expense, net for second quarter of 2011 and 2010 is interest income of $0.1 million and $0.8 million, respectively. Included in Interest expense, net for the first half of 2011 and 2010 is interest income of $0.3 million and $1.6 million, respectively.

Other Income (Expense), net

Other income (expense), net includes financing costs associated with our accounts receivable sale facility, foreign currency gains and losses and other miscellaneous items. Included in Other income (expense), net for each of the second quarter and first half of 2011 is income of $1.3 million associated with a royalty payment from a previously owned business. Included in Other income (expense), net for the first half of 2011 and 2010 is a gain of $0.5 million and $0.4 million, respectively, associated with our sale of O’Sullivan Films.

Income Tax (Expense) Benefit

Income tax expense was $15.2 million in the second quarter of 2011 compared to $6.9 million in the second quarter of 2010. We decreased existing valuation allowances against our deferred tax assets by $1.4 million in the second quarter of 2011 as a result of generating positive pre-tax income. We decreased these valuation allowances by $12.9 million during the second quarter of 2010. We recognized $1.4 million and $0.3 million, respectively, of tax expense during the second quarter of 2011 and 2010, inclusive of related interest, associated with our uncertain tax positions.

Income tax expense was $76.1 million in the first half of 2011 compared to $10.9 million in the first half of 2010. We decreased existing valuation allowances against our deferred tax assets by $4.0 million in first half of 2011 as a result of generating positive pre-tax income. We decreased these valuation allowances by $16.5 million during the first half of 2010. We also recognized $1.7 and $0.5 million, respectively, of tax expense during the first half of 2011 and 2010, inclusive of related interest, associated with our uncertain tax positions.

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

Sales and Operating Income – Three–Month and Six-Month Periods Ended June 30, 2011 compared to the Three–Month and Six-Month Periods Ended June 30, 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	Adjusted 2010	Change	% Change	2011	Adjusted 2010	Change	% Change
Sales:
Global Specialty Engineered Materials	$147.5	$127.5	$20.0	15.7%	$299.4	$253.8	$45.6	18.0%
Global Color, Additives and Inks	146.2	137.1	9.1	6.6%	286.6	268.0	18.6	6.9%
Performance Products and Solutions	241.4	218.5	22.9	10.5%	450.1	402.2	47.9	11.9%
PolyOne Distribution	265.5	241.4	24.1	10.0%	512.5	457.3	55.2	12.1%
Corporate and eliminations	(31.8)	(31.6)	(0.2)	NM	(61.3)	(58.0)	(3.3)	NM

	$768.8	$692.9	$75.9	11.0%	$1,487.3	$1,323.3	$164.0	12.4%

Operating income (loss):
Global Specialty Engineered Materials	$12.7	$12.1	$0.6	5.0%	$26.7	$24.2	$2.5	10.3%
Global Color, Additives and Inks	12.6	11.6	1.0	8.6%	23.8	20.5	3.3	16.1%
Performance Products and Solutions	21.3	17.6	3.7	21.0%	35.6	29.7	5.9	19.9%
PolyOne Distribution	15.3	11.6	3.7	31.9%	30.0	20.2	9.8	48.5%
SunBelt Joint Venture	—	6.1	(6.1)	NM	5.0	5.8	(0.8)	(13.8)%
Corporate and eliminations	(11.4)	4.9	(16.3)	NM	109.2	(2.8)	112.0	NM

	$50.5	$63.9	$(13.4)	(21.0)%	$230.3	$97.6	$132.7	136.0%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	8.6%	9.5%	(0.9)% points		8.9%	9.5%	(0.6)% points
Global Color, Additives and Inks	8.6%	8.5%	0.1% points		8.3%	7.6%	0.7% points
Performance Products and Solutions	8.8%	8.1%	0.7% points		7.9%	7.4%	0.5% points
PolyOne Distribution	5.8%	4.8%	1.0% points		5.9%	4.4%	1.5% points
Total	6.6%	9.2%	(2.6)% points		15.5%	7.4%	8.1% points

Global Specialty Engineered Materials

Sales increased $20.0 million, or 15.7%, in the second quarter of 2011 compared to the second quarter of 2010. Higher market pricing associated with raw material inflation favorably impacted sales by 11.2%. Favorable foreign exchange rates impacted sales 5.3%, while gains from our acquisition of Uniplen largely offset organic customer pruning initiatives. Operating income increased $0.6 million in the second quarter of 2011 as compared to the second quarter of 2010 as the benefit of increased sales more than offset a $2.4 million increase in selling and administrative costs associated with our investment in commercial and technical resources.

Sales increased $45.6 million, or 18.0%, in the first half of 2011 compared to the first half of 2010. Increases in market pricing associated with raw material inflation favorably impacted sales by 10.2%. Additionally, volume increases favorably impacted sales by 4.9% and changes in foreign exchange rates favorably impacted sales by 2.9%, while gains from our acquisition of Uniplen largely offset organic customer pruning initiatives. Operating income increased $2.5 million in the first half of 2011 as compared to the first half of 2010, as the benefit of increased sales more than offset a $5.0 million increase in selling and administrative costs associated with our investment in commercial and technical resources.

Global Color, Additives and Inks

Sales increased $9.1 million, or 6.6%, in the second quarter of 2011 compared to the second quarter of 2010. Sales mix and increases in market pricing associated with raw material inflation favorably impacted sales by 13.3%. Changes in foreign exchange rates favorably impacted sales by 7.4% and were offset by a 14.1% decline in volume associated with an acceleration of customer pruning actions. Operating income increased $1.0 million in the second quarter of 2011 as compared to the second quarter of 2010 as the benefit of increased sales and improved sales mix more than offset a $3.4 million increase in selling and administrative costs associated with our investment in commercial and technical resources.

Sales increased $18.6 million, or 6.9%, in the first half of 2011 compared to the first half of 2010. Sales mix and increases in market pricing associated with raw material inflation favorably impacted sales by 12.7%, and were partially offset by a 9.9% decline in volume associated with an acceleration of customer pruning actions. Currency exchange rates favorably impacted sales by 4.1%. Operating income increased $3.3 million in the first half of 2011 as compared to the first half of 2010 driven by increased sales and improved sales mix as the benefit of increased sales more than offset a $4.9 million increase in selling and administrative costs associated with our investment in commercial and technical resources.

Performance Products and Solutions

Sales increased $22.9 million, or 10.5%, in the second quarter of 2011 compared to the second quarter of 2010. Higher selling prices associated with raw material inflation and improved product mix favorably impacted sales by 6.0% and volume added 4.1%, driven primarily by improvements in building and construction, industrial and wire and cable end markets. Operating income increased $3.7 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the increase in sales, improved product mix and resulting margin expansion.

Sales increased $47.9 million, or 11.9%, in the first half of 2011 compared to the first half of 2010. Higher selling prices associated with raw material inflation and improved product mix favorably impacted sales by 3.9%. Volume added 7.7%, driven primarily by improvements in the building and construction, industrial and wire and cable end markets. Operating income increased $5.9 million in the first half of 2011 compared to the first half of 2010 primarily due to the increase in sales, improved product mix and resulting margin expansion.

PolyOne Distribution

Sales increased $24.1 million, or 10.0%, in the second quarter of 2011 compared to the second quarter of 2010. Sales were favorably impacted by 14.5% from improved product mix and increased market pricing primarily associated with raw material inflation. Volume declined 4.5% principally as gains in healthcare were more than offset by declines in other end markets including automotive. Operating income increased $3.7 million in the second quarter of 2011 compared to the second quarter of 2010 due to increased sales, improved mix and resulting margin expansion.

Sales increased $55.2 million, or 12.1%, in the first half of 2011 compared to the first half of 2010. Sales were favorably impacted by 14.6% from improved product mix and increased market pricing associated with raw material inflation, while volume declines impacted sales by 2.5%. The sales increase was driven by gains in the healthcare, industrial, consumer and transportation end markets. Operating income increased $9.8 million in the first half of 2011 compared to the first half of 2010 due to increased sales, improved mix and resulting margin expansion.

SunBelt Joint Venture

Income from the SunBelt Joint Venture decreased for the second quarter and first half of 2011 compared to the corresponding periods in 2010 as a result of the sale of our equity investment in Sunbelt effective February 28, 2011.

Corporate and Eliminations

The following table breaks down Corporate and eliminations into its various components for the second quarter and first half of 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	Adjusted 2010	2011	Adjusted 2010
Environmental remediation costs	$(1.6)	$(3.2)	$(3.1)	$(6.3)
Employee separation and plant phase-out	(0.4)	(0.6)	(0.7)	(0.5)
Share-based compensation	(1.4)	(1.2)	(2.6)	(2.1)
Incentive compensation	(6.3)	(7.5)	(12.0)	(15.9)
Unallocated pension and postretirement medical expense	4.9	3.4	9.8	7.0
Insurance settlements	—	18.4	1.9	21.6
Gain on sale of equity interest in SunBelt	—	—	128.2	—
All other and eliminations (a)	(6.6)	(4.4)	(12.3)	(6.6)

Total Corporate and eliminations	$(11.4)	$4.9	$109.2	$(2.8)

(a)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

	December 31, 2010	December 31, 2010
(In millions)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$416.8	$378.1
Accounts receivable sale facility availability	162.6	128.2

Liquidity	$579.4	$506.3

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.

In the first half of 2011, liquidity increased by $73.1 million, driven by the increase in our cash balance and the increase in accounts receivable, providing additional borrowing capacity against our accounts receivable sale facility. The increase in cash of $38.7 million includes cash proceeds of $132.3 million from the sale of our equity investment in SunBelt, offset by debt principal payments of $20.0 million, cash of $28.0 million paid to acquire our common shares, a net cash payment of $21.8 million for our acquisition of Uniplen, capital expenditures of $20.5 million and increased investment in our working capital of $36.1 million to support our growth.

Cash Flows

The following describes the material components of cash flows from operating, investing and financing activities for the first half of 2011 and 2010.

Operating Activities —   In first half of 2011, net cash used by operating activities was $8.9 million as compared to net cash provided by operating activities of $41.2 million in the first half of 2010. In the first half of 2011, working capital, which we define as accounts receivable plus inventory less accounts payable, increased reflecting our investment of $36.1 million in support of our sales growth. Working capital as a percentage of sales for the first half of 2011 was 9.3% compared to 10.7% for the first half of 2010. Days sales outstanding over the period from December 31, 2010 to June 30, 2011 improved from 49.5 to 46.4.

Investing Activities – Cash provided by investing activities during the first half of 2011 was $93.5 million. This reflects cash proceeds of $132.3 million from the sale of our 50% equity investment in SunBelt, net of cash paid for our acquisition of Uniplen, net of cash acquired, for $21.8 million, and capital expenditures of $20.5 million. Cash used in investing activities in the first half of 2010 was primarily comprised of capital expenditures of $10.9 million, partially offset by cash proceeds of $7.8 million associated with the sale of our investment in O’Sullivan Films.

Financing Activities – Net cash used by financing activities in the first half of 2011 was $47.9 million, which includes repayment of $20.0 million of aggregate principal amount of our 6.58% medium-term notes at maturity and cash paid to repurchase $28.0 million of our outstanding common shares. Cash used by financing activities during the first half of 2010 reflects our repayment of $20.0 million of aggregate principal amount of our 6.52% medium-term notes at maturity.

Capital Resources

The following table summarizes our available and outstanding facilities as of June 30, 2011:

(In millions)	Outstanding	Available
Long-term debt, including current maturities	$432.9	$—
Accounts receivable sale facility	—	162.6

	$432.9	$162.6

Our principal sources of liquidity and capital resources are our cash flows from operating activities and available funding under our accounts receivable sale facility. We expect that our ability to generate cash from our operations and other sources of liquidity and capital resources should be sufficient to support strategic acquisitions as well as our operating needs, debt service requirements, quarterly dividends and any repurchases of our common shares on a short-term and long-term basis.

Long-Term Debt

As of June 30, 2011, long-term debt totaled $432.9 million, with maturities ranging from 2012 to 2020. Current maturities of long-term debt were $22.9 million at June 30, 2011.

Aggregate maturities of long-term debt for the next five years and thereafter are: 2012 — $22.9 million; 2013 — $0.0 million; 2014 — $0.0 million; 2015 — $50.0 million; 2016 — $0.0; and thereafter — $360.0 million.

Each of our 7.375% senior notes due 2020, 7.500% debentures due 2015 and 8.875% senior notes due 2012 are direct, unsecured obligations and are not guaranteed by any of our subsidiaries. The indentures governing our 2012, 2015 and 2020 debentures and senior notes contain limitations on our ability to incur further debt.

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

Accounts Receivable Sale Facility

As of June 30, 2011, we had receivables sale facilities outstanding in the United States and Canada totaling $200 million. These facilities expire in June 2012. The maximum proceeds that we may receive are limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40 million available for issuing standby letters of credit as a sub-limit within the $200 million facility, of which $12.9 million was used at June 30, 2011.

The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by the sum of interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40 million or less. As of June 30, 2011, the average excess availability under the facility was greater than $40 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the six months ended June 30, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except as it relates to the scheduled repayment of debt as previously discussed.

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

•

changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride (PVC), vinyl chloride monomer (VCM) or other industries in which PolyOne participates;

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

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing market;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	the amount and timing of repurchases of PolyOne common shares;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A, “Risk Factors.”

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

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts, which had a fair value of less than $0.1 million at June 30, 2011. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.

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

Changes in internal control over financial reporting

There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common shares during the period indicated:

Period	Total Number of Shares Purchased		Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	3,763	(2)	13.78	—	7,750,000
May 1 to May 31	479,683		14.27	479,683	7,270,317
June 1 to June 30	520,317		14.36	520,317	6,750,000

Total	1,003,763		$14.31	1,000,000

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million shares of our common stock, in the open market or in privately negotiated transactions.
(2)	Represents shares surrendered to our company to satisfy the exercise price in connection with the exercise of options.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2011	POLYONE CORPORATION

/s/ Robert M. Patterson
Robert M. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.