Form 10-Q
period 2011-09-30
POLYONE CORP
filed 2011-10-25
CIK 1122976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
(Do not check if a smaller reporting entity)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of October 20, 2011 was 90,765,780.

Part I – Financial Information

Item 1. Financial Statements

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	Adjusted 2010	2011	Adjusted 2010
Sales	$735.8	$680.8	$2,223.1	$2,004.1

Cost of sales	621.8	569.5	1,857.2	1,662.3

Gross margin	114.0	111.3	365.9	341.8
Selling and administrative	71.5	74.6	227.0	216.8
Income related to equity affiliates	—	10.5	133.9	19.8

Operating income	42.5	47.2	272.8	144.8

Interest expense, net	(8.3)	(7.5)	(25.2)	(23.2)
Other income (expense), net	(0.9)	(0.3)	0.5	(2.2)
Debt extinguishment costs	—	(29.4)	—	(29.4)

Income before income taxes	33.3	10.0	248.1	90.0
Income tax expense	(11.7)	(6.4)	(87.8)	(17.3)

Net income	$21.6	$3.6	$160.3	$72.7

Earnings per common share:
Basic earnings	$0.24	$0.04	$1.72	$0.78
Diluted earnings	$0.23	$0.04	$1.69	$0.76

Cash dividends declared per common share	$0.04	$—	$0.12	$—

Weighted-average shares used to compute earnings per share:
Basic	91.8	93.1	93.0	92.8
Diluted	94.0	96.3	95.1	95.7

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	(Unaudited)	Adjusted
	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$409.8	$378.1
Accounts receivable, net	368.1	294.5
Inventories	240.2	211.3
Other current assets	32.9	55.1

Total current assets	1,051.0	939.0
Property, net	365.0	374.4
Investment in equity affiliates	—	2.7
Goodwill	170.4	164.1
Other intangible assets, net	67.6	67.8
Deferred income tax assets	56.4	59.7
Other non-current assets	84.7	64.2

Total assets	$1,795.1	$1,671.9

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.9	$20.0
Accounts payable	332.1	269.0
Accrued expenses	155.9	145.8

Total current liabilities	510.9	434.8
Long-term debt	410.0	432.9
Post-retirement benefits other than pensions	18.5	19.4
Pension benefits	137.6	154.5
Other non-current liabilities	109.6	114.3
Shareholders’ equity	608.5	516.0

Total liabilities and shareholders’ equity	$1,795.1	$1,671.9

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2011	Adjusted 2010
Operating Activities
Net income	$160.3	$72.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.4	41.5
Deferred income tax provision	35.5	4.1
Debt extinguishment costs	—	27.7
Provision for doubtful accounts	1.8	2.0
Stock compensation expense	4.0	3.2
Companies carried at equity:
Income related to equity affiliates	(133.9)	(19.8)
Dividends and distributions received	6.0	11.6
Change in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(69.6)	(78.0)
Increase in inventories	(21.9)	(51.8)
Increase in accounts payable	59.2	73.1
Decrease in pensions and other post-retirement benefits	(31.0)	(25.9)
(Decrease) increase in accrued expenses and other	(33.6)	22.0

Net cash provided by operating activities	19.2	82.4

Investing Activities
Capital expenditures	(32.1)	(18.9)
Business acquisitions, net of cash acquired	(21.8)	—
Proceeds from sale of equity affiliates and other assets	139.6	7.8

Net cash provided (used) by investing activities	85.7	(11.1)

Financing Activities
Repayment of short-term debt	—	(0.4)
Issuance of long-term debt, net of issuance costs	—	353.6
Repayment of long-term debt	(20.0)	(316.0)
Payment of debt extinguishment costs	—	(27.7)
Purchase of common shares for treasury	(52.6)	—
Exercise of stock awards	6.4	3.9
Cash dividends paid	(7.5)	—

Net cash used by financing activities	(73.7)	13.4

Effect of exchange rate changes on cash	0.5	0.5

Increase in cash and cash equivalents	31.7	85.2
Cash and cash equivalents at beginning of period	378.1	222.7

Cash and cash equivalents at end of period	$409.8	$307.9

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

Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be attained in the fourth quarter of 2011 or for the year ending December 31, 2011.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011. We will adopt the provisions of ASU 2011-05 in the first quarter of 2012, and are currently evaluating which presentation option for the components of net income and other comprehensive income we will use.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating this guidance, but do not expect the adoption will materially impact our financial statements.

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

Condensed Consolidated Statements of Operations

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(In millions, except per share data)	Prior Accounting Method	Effect of Accounting Change	As Reported	Prior Accounting Method	Effect of Accounting Change	As Reported
Sales	$735.8	$—	$735.8	$2,223.1	$—	$2,223.1
Cost of sales	622.0	(0.2)	621.8	1,857.8	(0.6)	1,857.2

Gross margin	113.8	0.2	114.0	365.3	0.6	365.9
Selling and administrative	73.8	(2.3)	71.5	233.9	(6.9)	227.0
Income from equity affiliates	—	—	—	133.9	—	133.9

Operating income	40.0	2.5	42.5	265.3	7.5	272.8
Interest and other expense, net	(9.2)	—	(9.2)	(24.7)	—	(24.7)

Income before income taxes	30.8	2.5	33.3	240.6	7.5	248.1
Income tax expense	(10.8)	(0.9)	(11.7)	(85.1)	(2.7)	(87.8)

Net income	$20.0	$1.6	$21.6	$155.5	$4.8	$160.3

Earnings per common share:
Basic earnings	$0.22	$0.02	$0.24	$1.67	$0.05	$1.72
Diluted earnings	$0.21	$0.02	$0.23	$1.64	$0.05	$1.69

	Three months ended September 30, 2010			Nine months ended September 30, 2010
(In millions, except per share data)	Originally Reported	Effect of Accounting Change	As Adjusted	Originally Reported	Effect of Accounting Change	As Adjusted
Sales	$680.8	$—	$680.8	$2,004.1	$—	$2,004.1
Cost of sales	569.6	(0.1)	569.5	1,662.7	(0.4)	1,662.3

Gross margin	111.2	0.1	111.3	341.4	0.4	341.8
Selling and administrative	77.1	(2.5)	74.6	224.0	(7.2)	216.8
Income from equity affiliates	10.5	—	10.5	19.8	—	19.8

Operating income	44.6	2.6	47.2	137.2	7.6	144.8
Interest and other expense, net	(7.8)	—	(7.8)	(25.4)	—	(25.4)
Debt extinguishment costs	(29.4)	—	(29.4)	(29.4)	—	(29.4)

Income before income taxes	7.4	2.6	10.0	82.4	7.6	90.0
Income tax expense	(6.4)	—	(6.4)	(17.3)	—	(17.3)

Net income	$1.0	$2.6	$3.6	$65.1	$7.6	$72.7

Earnings per common share:
Basic earnings	$0.01	$0.03	$0.04	$0.70	$0.08	$0.78
Diluted earnings	$0.01	$0.03	$0.04	$0.68	$0.08	$0.76

Condensed Consolidated Balance Sheets

	September 30, 2011
(In millions)	Prior Accounting Method	Effect of Accounting Change	As Reported
Assets

Total assets	$1,795.1	$—	$1,795.1

Liabilities and Shareholders’ Equity
Total liabilities	$1,186.6	$—	$1,186.6
Additional paid-in-capital	1,056.1	(11.1)	1,045.0
Retained earnings (accumulated deficit)	77.5	(174.7)	(97.2)
Accumulated other comprehensive (loss) income	(177.4)	185.8	8.4
Other equity accounts	(347.7)	—	(347.7)

Total shareholders’ equity	608.5	—	608.5

Total liabilities and shareholders’ equity	$1,795.1	$—	$1,795.1

	December 31, 2010
(In millions)	Originally Reported	Effect of Accounting Change	As Adjusted
Assets

Total assets	$1,671.9	$—	$1,671.9

Liabilities and Shareholders’ Equity
Total liabilities	$1,155.9	$—	$1,155.9
Accumulated deficit	(66.9)	(190.6)	(257.5)
Accumulated other comprehensive (loss) income	(172.1)	190.6	18.5
Other equity accounts	755.0	—	755.0

Total shareholders’ equity	516.0	—	516.0

Total liabilities and shareholders’ equity	$1,671.9	$—	$1,671.9

Condensed Consolidated Statement of Cash Flows

	Nine months ended September 30, 2011
(In millions)	Prior Accounting Method	Effect of Accounting Change	As Reported
Operating Activities
Net income	$155.5	$4.8	$160.3
Adjustments to reconcile net income to net cash used by operating activities:
Other adjustments, net	(75.2)	—	(75.2)
Change in assets and liabilities, net of acquisition:
Increase in receivables, inventory and payables, net	(32.3)	—	(32.3)
Decrease in accrued expenses and other	(28.8)	(4.8)	(33.6)

Net cash used by operating activities	19.2	—	19.2
Net cash provided by investing activities	85.7	—	85.7
Net cash used by financing activities	(73.7)	—	(73.7)
Effect of exchange rate changes on cash	0.5	—	0.5

Increase in cash and cash equivalents	31.7	—	31.7
Cash and cash equivalents at beginning of period	378.1	—	378.1

Cash and cash equivalents at end of period	$409.8	$—	$409.8

	Nine months ended September 30, 2010
(In millions)	Originally Reported	Effect of Accounting Change	As Adjusted
Operating Activities
Net income	$65.1	$7.6	$72.7
Adjustments to reconcile net income to net cash provided by operating activities:
Other adjustments, net	44.4	—	44.4
Change in assets and liabilities, net of acquisition:
Increase in receivables, inventory and payables, net	(56.7)	—	(56.7)
Decrease in accrued expenses and other	29.6	(7.6)	22.0

Net cash provided by operating activities	82.4	—	82.4
Net cash used by investing activities	(11.1)	—	(11.1)
Net cash used by financing activities	13.4	—	13.4
Effect of exchange rate changes on cash	0.5	—	0.5

Increase in cash and cash equivalents	85.2	—	85.2
Cash and cash equivalents at beginning of period	222.7	—	222.7

Cash and cash equivalents at end of period	$307.9	$—	$307.9

Note 3 – Goodwill and Intangible Assets

The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on the fair values at the acquisition date, with excess amounts recorded as goodwill. On January 3, 2011, we acquired Uniplen Industria de Polimeros Ltda., a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics. We recorded $7.2 million of goodwill during the nine-months ended September 30, 2011 related to this acquisition. The purchase price allocation is preliminary and may require subsequent adjustment as more information about the fair value of assets becomes available.

Goodwill as of September 30, 2011 and December 31, 2010 and changes in the carrying amount of goodwill by operating segment are as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance, December 31, 2010	$82.6	$72.5	$7.4	$1.6	$164.1
Acquisition of businesses	7.2	—	—	—	7.2
Translations and other adjustments	(0.9)	—	—	—	(0.9)

Balance, September 30, 2011	$88.9	$72.5	$7.4	$1.6	$170.4

The following summarizes the gross carrying value and accumulated amortization for each major category of finite lived intangible assets as well as the carrying value of our indefinite lived intangible assets:

	As of September 30, 2011
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Non-contractual customer relationships	$44.6	$(16.8)	$—	$27.8
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	9.9	(4.7)	0.8	6.0
Indefinite-lived tradename	33.2	—	—	33.2

Total	$99.1	$(32.3)	$0.8	$67.6

	As of December 31, 2010
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Non-contractual customer relationships	$42.2	$(14.6)	$—	$27.6
Sales contracts	11.4	(10.6)	—	0.8
Patents, technology and other	9.4	(4.3)	1.1	6.2
Indefinite-lived tradename	33.2	—	—	33.2

Total	$96.2	$(29.5)	$1.1	$67.8

Note 4 – Inventories

Components of Inventories at FIFO cost are as follows:

(In millions)	September 30, 2011	December 31, 2010
Finished products	$148.4	$129.2
Work in process	2.6	2.4
Raw materials and supplies	89.2	79.7

	$240.2	$211.3

Note 5 – Property

(In millions)	September 30, 2011	December 31, 2010
Land and land improvements	$41.9	$43.5
Buildings	285.5	290.0
Machinery and equipment	911.1	909.7

	1,238.5	1,243.2
Less accumulated depreciation and amortization	(873.5)	(868.8)

	$365.0	$374.4

Note 6 – Income Taxes

Income tax expense was $11.7 million in the third quarter of 2011 compared to $6.4 million in the third quarter of 2010. We recognized income tax expense of $87.8 million for the nine months ended September 30, 2011 compared to $17.3 million in the same period of 2010. We record our interim provision for income taxes based on our estimated annual effective tax rate as well as certain items discrete to the current period. Our interim provision, as well as our estimated annual effective tax rate, is impacted by a number of factors, including our U.S. federal and state and foreign income tax loss carryforwards and our ability to use them as well as changes to our unrealized tax benefits. Through the third quarter of 2010, we had a full valuation allowance against our U.S. deferred tax assets that we reversed in the fourth quarter of 2010, as we determined that it was more likely than not that we would realize the benefit from our remaining U.S. deferred tax assets.

We decreased existing valuation allowances against our deferred tax assets by $0.2 million in the third quarter of 2011 and increased those same valuation allowances $5.1 million in the third quarter of 2010. We decreased these valuation allowances by $4.2 million and $11.4 million during the nine months ended September 30, 2011 and 2010, respectively. These reductions are the result of generating pre-tax income.

Note 7 – Investment in Equity Affiliates

The results of operations of SunBelt Chlor-Alkali Partnership (SunBelt), a manufacturer and marketer of chlorine and caustic soda, were included in the SunBelt Joint Venture operating segment through the date of disposition of our equity interest in SunBelt. On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of our guarantee of $42.7 million aggregate principal amount of senior secured notes issued by SunBelt, and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. We recorded a pre-tax gain of $128.2 million, net of associated transaction costs, within Income related to equity affiliates for the sale of our equity interest in SunBelt.

The following tables present SunBelt’s summarized financial results for the periods indicated:

(Dollars in millions)	Two Months Ended February 28, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net sales	$30.5	$51.6	$120.6
Operating income	$12.7	$21.3	$41.0
Partnership income as reported by SunBelt	$11.5	$19.3	$35.1

Equity affiliate earnings recorded by PolyOne	$5.7	$9.7	$17.6

Note 8 – Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Weighted-average shares outstanding – basic	91.8	93.1	93.0	92.8
Plus dilutive impact of stock options and awards	2.2	3.2	2.1	2.9

Weighted-average shares outstanding – diluted	94.0	96.3	95.1	95.7

For the three months and nine months ended September 30, 2011, 0.5 million and 0.7 million, respectively, and for the three months and nine months ended September 30, 2010, 1.1 million and 1.0 million, respectively, of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 9 – Employee Benefit Plans

Components of defined benefit pension plan costs, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Adjusted		Adjusted
(In millions)	2011	2010	2011	2010
Service cost	$0.5	$0.4	$1.3	$1.2
Interest cost	7.1	7.5	21.3	22.3
Expected return on plan assets	(7.3)	(6.6)	(22.0)	(19.6)
Amortization of transition obligation and prior service costs	—	0.2	0.1	0.6

	$0.3	$1.5	$0.7	$4.5

Components of postretirement health care plan benefit costs, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Adjusted		Adjusted
(In millions)	2011	2010	2011	2010
Interest cost	$0.3	$0.4	$0.9	$1.1
Amortization of transition obligation and prior service costs	(4.4)	(4.4)	(13.2)	(13.1)

	$(4.1)	$(4.0)	$(12.3)	$(12.0)

Note 10 – Financing Arrangements

Long-term debt consists of the following:

(In millions)	September 30, 2011	December 31, 2010
8.875% senior notes due May 2012	$22.9	$22.9
7.500% debentures due December 2015	50.0	50.0
7.375% senior notes due September 2020	360.0	360.0
6.58% medium-term notes due February 2011	—	20.0

Total long-term debt	432.9	452.9
Less current portion	22.9	20.0

Total long-term debt, net of current portion	$410.0	$432.9

In February 2011, we repaid $20 million aggregate principal amount of our 6.58% medium-term notes at maturity.

Note 11 – Sale of Accounts Receivable

Accounts receivable consists of the following:

(In millions)	September 30, 2011	December 31, 2010
Trade accounts receivable	$157.5	$135.4
Retained interest in securitized accounts receivable	215.0	163.2
Allowance for doubtful accounts	(4.4)	(4.1)

	$368.1	$294.5

Under the terms of our accounts receivable sale facility, we sell accounts receivable to PolyOne Funding Corporation (PFC) and PolyOne Funding Canada Corporation (PFCC), both wholly owned, bankruptcy-remote subsidiaries. PFC and PFCC, in turn, may sell an undivided interest up to $175 million and $25 million of these accounts receivable, respectively, to certain investors. The accounts receivable sale facility matures in June 2012. As of September 30, 2011 and December 31, 2010, accounts receivable totaling $215.0 million and $163.2 million, respectively, were sold by us to PFC and PFCC. The maximum amount of proceeds that PFC and PFCC may receive under the facility is limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. As of September 30, 2011 and December 31, 2010, neither PFC nor PFCC had sold any of their undivided interests in accounts receivable.

The accounts receivable sale facility also makes up to $40 million available for the issuance of standby letters of credit as a sub-limit within the $200 million limit under the facility, of which $14.1 million was used at September 30, 2011. The level of availability under the accounts receivable sale facility is based on the prior month’s total accounts receivable sold to PFC and PFCC, as reduced by outstanding letters of credit. Additionally, the amount of availability is dependent upon compliance with a fixed charge coverage ratio covenant related primarily to operating performance that is set forth in the related agreements. As of September 30, 2011, we were in compliance with these covenants. As of September 30, 2011, $156.5 million of securitized accounts receivable were available for sale.

Note 12 – Segment Information

Segment information for the three-month and nine-month periods ended September 30, 2011 and 2010, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle, follows:

	Three Months Ended September 30, 2011			Adjusted Three Months Ended September 30, 2010
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$138.2	$147.5	$11.0	$128.0	$136.9	$14.1
Global Color, Additives and Inks	137.5	138.2	10.9	134.5	135.2	10.0
Performance Products and Solutions	206.6	226.4	16.7	180.8	198.2	17.9
PolyOne Distribution	253.5	255.0	14.1	237.5	238.4	12.2
SunBelt Joint Venture	—	—	—	—	—	8.6
Corporate and eliminations	—	(31.3)	(10.2)	—	(27.9)	(15.6)

Total	$735.8	$735.8	$42.5	$680.8	$680.8	$47.2

	Nine Months Ended September 30, 2011			Adjusted Nine Months Ended September 30, 2010
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$420.0	$446.9	$37.7	$366.0	$390.7	$38.3
Global Color, Additives and Inks	423.0	424.8	34.7	401.1	403.2	30.5
Performance Products and Solutions	616.2	676.5	52.3	544.0	600.4	47.6
PolyOne Distribution	763.9	767.5	44.1	693.0	695.7	32.4
SunBelt Joint Venture	—	—	5.0	—	—	14.4
Corporate and eliminations	—	(92.6)	99.0	—	(85.9)	(18.4)

Total	$2,223.1	$2,223.1	$272.8	$2,004.1	$2,004.1	$144.8

	Total Assets
	September 30, 2011	December 31, 2010
Global Specialty Engineered Materials	$372.8	$346.3
Global Color, Additives and Inks	347.5	338.1
Performance Products and Solutions	302.3	287.5
PolyOne Distribution	209.8	159.8
SunBelt Joint Venture	—	3.2
Corporate and eliminations	562.7	537.0

Total	$1,795.1	$1,671.9

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

During the nine-month periods ended September 30, 2011 and 2010, we recognized $7.9 million and $10.2 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the nine-month periods ended September 30, 2011 and 2010, we received $3.2 million and $14.4 million, respectively, of proceeds from insurance recoveries. The gains associated with these recoveries are included within Cost of sales in our Consolidated Statement of Operations.

Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $83.4 million at September 30, 2011 and $87.4 million at December 31, 2010 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2011. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained.

Note 14 – Fair Value

The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. Short-term foreign exchange contracts are the only asset or liability recorded at fair value on a recurring basis in our consolidated financial statements. These contracts are measured based on exchange rates at September 30, 2011 and classified as a Level 2 fair value measurement within the fair value hierarchy. These instruments have not been designated as hedges for accounting purposes.

The following table summarizes the contractual amounts of our foreign exchange contracts as of September 30, 2011. Foreign currency amounts are translated at exchange rates as of September 30, 2011. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	September 30, 2011
Currency (In millions)	Buy	Sell
U.S. Dollar	$56.7
Euro		$52.5
British pound		$4.2

The carrying amounts and fair values of our financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$409.8	$409.8	$378.1	$378.1
Long-term debt:
7.500% debentures	50.0	51.3	50.0	52.8
8.875% senior notes	22.9	23.2	22.9	24.2
7.375% senior notes	360.0	363.6	360.0	374.4
Medium-term notes	—	—	20.0	20.1
Foreign exchange contracts	(0.4)	(0.4)	(0.4)	(0.4)

We are exposed to market risk from changes in foreign currency exchange rates. Information about our risks and exposure management is included in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the market risk from December 31, 2010 to September 30, 2011.

Note 15 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income, adjusted for our change in accounting as described in Note 2, Change in Accounting Principle:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Adjusted		Adjusted
(In millions)	2011	2010	2011	2010
Net income	$21.6	$3.6	$160.3	$72.7
Amortization of transition obligation and prior service costs	(2.8)	(4.2)	(8.2)	(11.7)
Translation adjustment	(14.3)	13.0	(1.9)	(1.7)
Other	—	0.1	—	—

Total comprehensive income	4.5	12.5	150.2	59.3

Note 16 – Acquisitions

On September 30, 2011, PolyOne entered into an Agreement and Plan of Merger (Merger Agreement) with ColorMatrix Group, Inc. (CMG) and Audax ColorMatrix Holdings, LLC under which PolyOne will acquire CMG (Acquisition). CMG is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The proposed Acquisition reflects our strategy to expand our specialty business and our international presence.

The Acquisition purchase price is $486 million in cash. The Acquisition is being made on a cash-free, debt-free basis, and the purchase price is subject to a customary working capital adjustment. PolyOne intends to fund the purchase price with a combination of cash on hand and approximately $300 million of new long-term debt. In connection with the Acquisition, PolyOne has received financing commitments for that new debt. The completion of the Acquisition is subject to the satisfaction or waiver of a number of customary conditions, including the expiration of waiting periods and the receipt of approvals under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of any other required regulatory consents or approvals. As the acquisition has not yet been completed, CMG’s results are not reflected in the consolidated financial statements as of September 30, 2011.

Note 17 – Subsequent Events

On October 6, 2011, we entered into an agreement with E.A. Juffali & Brothers Company Limited to form a joint venture that will enable PolyOne to expand its Global Color, Additives and Inks business into the Middle East. The new joint venture will be 51% owned by PolyOne and will be based in Jeddah, Saudi Arabia, and remains subject to approvals by the government of the Kingdom of Saudi Arabia and other customary conditions to formation.

On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization amount by 5.25 million. The new authorization brings the total common shares available for repurchase to 10 million. Prior to October 11, 2011, the Company had 4.75 million shares available for repurchase.

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

Our Business

We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, thermoplastic resin distribution and specialty vinyl resins. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.

On September 30, 2011, PolyOne entered into an Agreement and Plan of Merger (Merger Agreement) with ColorMatrix Group, Inc. (CMG) and Audax ColorMatrix Holdings, LLC under which PolyOne will acquire CMG (Acquisition). CMG is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The proposed Acquisition reflects our strategy to expand our specialty business and our international presence.

The Acquisition purchase price is $486 million in cash. The Acquisition is being made on a cash-free, debt-free basis, and the purchase price is subject to a customary working capital adjustment. PolyOne intends to fund the purchase price with a combination of cash on hand and approximately $300 million of new long-term debt. In connection with the Acquisition, PolyOne has received financing commitments for that new debt. The completion of the Acquisition is subject to the satisfaction or waiver of a number of customary conditions, including the expiration of waiting periods and the receipt of approvals under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of any other required regulatory consents or approvals. As the acquisition has not yet been completed, CMG’s results are not reflected in the consolidated financial statements as of September 30, 2011.

A summary of PolyOne’s Sales, Operating income, and Net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		Adjusted		Adjusted
	2011	2010	2011	2010
Sales	$735.8	$680.8	$2,223.1	$2,004.1
Operating income	42.5	47.2	272.8	144.8
Net income	21.6	3.6	160.3	72.7

Results of Operations – Three-Month and Nine-Month Periods Ended September 30, 2011 compared to the Three–Month and Nine-Month Periods Ended September 30, 2010

	Three Months Ended September 30,		Variances— Favorable (Unfavorable)		Nine Months Ended September 30,		Variances— Favorable (Unfavorable)
(Dollars in millions, except per share data)	2011	Adjusted 2010	Change	% Change	2011	Adjusted 2010	Change	% Change
Sales	$735.8	$680.8	$55.0	8.1%	$2,223.1	$2,004.1	$219.0	10.9%
Cost of sales	621.8	569.5	(52.3)	(9.2)%	1,857.2	1,662.3	(194.9)	(11.7)%

Gross margin	114.0	111.3	2.7	2.4%	365.9	341.8	24.1	7.1%
Selling and administrative	71.5	74.6	3.1	4.2%	227.0	216.8	(10.2)	(4.7)%
Income related to equity affiliates	—	10.5	(10.5)	NM	133.9	19.8	114.1	NM

Operating income	42.5	47.2	(4.7)	(10.0)%	272.8	144.8	128.0	88.4%
Interest expense, net	(8.3)	(7.5)	(0.8)	(10.7)%	(25.2)	(23.2)	(2.0)	(8.6)%
Other income (expense), net	(0.9)	(0.3)	(0.6)	NM	0.5	(2.2)	2.7	(122.7)%
Debt extinguishment costs	—	(29.4)	29.4	NM	—	(29.4)	29.4	NM

Income before income taxes	33.3	10.0	23.3	233.0%	248.1	90.0	158.1	175.7%
Income tax expense	(11.7)	(6.4)	(5.3)	(82.8)%	(87.8)	(17.3)	(70.5)	407.5%

Net income	$21.6	$3.6	$18.0	500.0%	$160.3	$72.7	$87.6	120.5%

Earnings per common share:
Basic earnings	$0.24	$0.04			$1.72	$0.78
Diluted earnings	$0.23	$0.04			$1.69	$0.76

NM – Not meaningful

Sales

Sales increased 8.1% in the third quarter of 2011 compared to the third quarter of 2010, driven by a 11.0% increase from improved sales mix and increased market pricing associated with raw material inflation, 2.1% from foreign exchange gains, and 1.5% from acquisitions, which was offset by volume declines of 6.5%. Sales increased 10.9% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily driven by a 9.4% increase from improved sales mix and increased market pricing associated with raw material inflation, 1.6% from foreign exchange gains, and 1.5% from acquisitions, which was offset by volume declines of 1.6%.

Cost of Sales

Cost of sales as a percentage of sales increased from 83.7% in the third quarter of 2010 to 84.5% in the third quarter of 2011 primarily resulting from increased fixed costs per pound due to lower production volumes. Cost of sales as a percentage of sales increased from 82.9% in the nine months ended September 30, 2010 to 83.5% in the nine months ended September 30, 2011. Impacting cost of sales in the first nine months of 2011 and 2010 were favorable insurance recoveries of $3.2 million and $19.1 million, respectively, related to reimbursement for previously incurred environmental remediation costs. These items resulted in a net unfavorable increase of 0.8% to cost of sales as a percentage of sales.

Selling and Administrative

Selling and administrative costs decreased by 4.2% in the three months ended September 30, 2011 compared to the same period in 2010 primarily due to lower incentive compensation expense, offset partially by increased investment in commercial resources. Selling and administrative costs increased in the nine months ended September 30, 2011 as compared to the corresponding period in 2010 principally due to increased investment in commercial resources.

Income Related to Equity Affiliates

Income related to equity affiliates is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		Adjusted		Adjusted
	2011	2010	2011	2010
SunBelt	$—	$9.7	$133.9	$17.6
BayOne	—	0.8	—	2.2

Net income	$—	$10.5	$133.9	$19.8

Effective February 28, 2011, we sold our 50% equity investment in Sunbelt and recorded a pre-tax gain of $128.2 million in the nine months ended September 30, 2011. The net gain associated with our sale of our equity investment in SunBelt is reflected within Corporate and eliminations in our segments.

Interest Expense, net

Interest expense, net increased in the third quarter and nine months ended September 30, 2011 as compared to the corresponding periods in 2010 due to lower interest income, as the Excel Polymers note receivable of $25.6 million was repaid in the fourth quarter of 2010. Included in Interest expense, net for third quarter of 2011 and 2010 is interest income of $0.1 million and $0.7 million, respectively. Included in Interest expense, net for the nine months ended September 30, 2011 and 2010 is interest income of $0.5 million and $2.3 million, respectively.

Other Income (Expense), net

Other income (expense), net includes financing costs associated with our accounts receivable sale facility, foreign currency gains and losses and other miscellaneous items. Included in Other income (expense), net for the nine months ended September 30, 2011 is income of $1.4 million associated with royalty payments from a previously owned business, while no such income was recorded in the prior-year period.

Income Tax (Expense) Benefit

Income tax expense was $11.7 million in the third quarter of 2011 compared to $6.4 million in the third quarter of 2010. We decreased existing valuation allowances against our deferred tax assets by $0.2 million in the third quarter of 2011. We increased these valuation allowances by $5.1 million during the third quarter of 2010.

Income tax expense was $87.8 million in the nine months ended September 30, 2011 compared to $17.3 million in the nine months ended September 30, 2010. We decreased existing valuation allowances against our deferred tax assets by $4.2 million in the nine months ended September 30, 2011 and decreased these valuation allowances by $11.4 million during the nine months ended September 30, 2010.

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

Sales and Operating Income – Three–Month and Nine-Month Periods Ended September 30, 2011 compared to the Three–Month and Nine-Month Periods Ended September 30, 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	Adjusted 2010	Change	% Change	2011	Adjusted 2010	Change	% Change
Sales:
Global Specialty Engineered Materials	$147.5	$136.9	$10.6	7.7%	$446.9	$390.7	$56.2	14.4%
Global Color, Additives and Inks	138.2	135.2	3.0	2.2%	424.8	403.2	21.6	5.4%
Performance Products and Solutions	226.4	198.2	28.2	14.2%	676.5	600.4	76.1	12.7%
PolyOne Distribution	255.0	238.4	16.6	7.0%	767.5	695.7	71.8	10.3%
Corporate and eliminations	(31.3)	(27.9)	(3.4)	12.2%	(92.6)	(85.9)	(6.7)	7.8%

	$735.8	$680.8	$55.0	8.1%	$2,223.1	$2,004.1	$219.0	10.9%

Operating income (loss):
Global Specialty Engineered Materials	$11.0	$14.1	$(3.1)	(22.0)%	$37.7	$38.3	$(0.6)	(1.6)%
Global Color, Additives and Inks	10.9	10.0	0.9	9.0%	34.7	30.5	4.2	13.8%
Performance Products and Solutions	16.7	17.9	(1.2)	(6.7)%	52.3	47.6	4.7	9.9%
PolyOne Distribution	14.1	12.2	1.9	15.6%	44.1	32.4	11.7	36.1%
SunBelt Joint Venture	—	8.6	(8.6)	(100.0)%	5.0	14.4	(9.4)	(65.3)%

Corporate and eliminations	(10.2)	(15.6)	5.4	(34.6)%	99.0	(18.4)	117.4	(638.0)%

	$42.5	$47.2	$(4.7)	(10.0)%	$272.8	$144.8	$128.0	88.4%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	7.5%	10.3%	(2.8)% points		8.4%	9.8%	(1.4)% points
Global Color, Additives and Inks	7.9%	7.4%	0.5 % points		8.2%	7.6%	0.6 % points
Performance Products and Solutions	7.4%	9.0%	(1.6)% points		7.7%	7.9%	(0.2)% points
PolyOne Distribution	5.5%	5.1%	0.4 % points		5.7%	4.7%	1.0 % points
Total	5.8%	6.9%	(1.1)% points		12.3%	7.2%	5.1 % points

Global Specialty Engineered Materials

Sales increased $10.6 million, or 7.7%, in the third quarter of 2011 compared to the third quarter of 2010. Higher market pricing associated with raw material inflation favorably impacted sales by 10.8%, foreign exchange rates favorably impacted sales by 4.3%, and acquisitions increased sales by 6.4%, which was offset by volume declines of 13.8% due to a slowdown in the global economy and elimination of certain low margin customer accounts. While sales increased over the prior-year period, operating income decreased $3.1 million in the third quarter of 2011 as compared to the third quarter of 2010 due to unfavorable mix, and an increase in selling and administrative costs primarily associated with our investment in commercial and technical resources and a bad debt expense reversal in the prior-year period.

Sales increased $56.2 million, or 14.4%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Higher market pricing associated with raw material inflation favorably impacted sales by 13.0%, foreign exchange rates favorably impacted sales by 3.3%, and acquisitions increased sales by 6.5%, which was offset by volume declines of 8.4% due to a slowdown in the global economy. While sale increased over the prior year, operating income decreased $0.6 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to unfavorable mix and increased selling and administrative costs associated with our investment in commercial and technical resources.

Global Color, Additives and Inks

Sales increased $3.0 million, or 2.2%, in the third quarter of 2011 compared to the third quarter of 2010. Sales mix and increases in market pricing associated with raw material inflation favorably impacted sales by 13.7%. Changes in foreign exchange rates favorably impacted sales by 5.4%, and acquisitions increased sales by 1.1%. Volumes declined by 18.0% primarily associated with a slowdown in the global economy and elimination of certain low margin customer accounts. Operating income increased $0.9 million in the third quarter of 2011 as compared to the third quarter of 2010 as the benefit of increased sales and improved mix more than offset a $1.4 million increase in selling and administrative costs primarily associated with our investment in commercial and technical resources, offset partially by lower incentive costs.

Sales increased $21.6 million, or 5.4%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Sales mix and increases in market pricing associated with raw material inflation favorably impacted sales by 12.9%. Changes in foreign exchange rates favorably impacted sales by 4.5%, and acquisitions increased sales by 1.0%. Volumes declined by 13.0% associated with a slowdown in the global economy and elimination of certain low margin customer accounts. Operating income increased $4.2 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 as the benefit of increased sales and improved mix more than offset a $6.3 million increase in selling and administrative costs primarily associated with our investment in commercial and technical resources, offset partially by lower incentive costs.

Performance Products and Solutions

Sales increased $28.2 million, or 14.2%, in the third quarter of 2011 compared to the third quarter of 2010. Higher selling prices associated with raw material inflation and improved product mix favorably impacted sales by 14.9%. Changes in foreign exchange rates favorably impacted sales by 0.4% and were offset by a 1.1% decline in volume. Operating income decreased $1.2 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to raw material inflation exceeding pricing actions and lower volume due to a slowdown in the U.S. economy.

Sales increased $76.1 million, or 12.7%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Higher selling prices associated with raw material inflation and improved product mix favorably impacted sales by 7.7%. Volume increased sales by 4.7%, driven primarily by improvements in the building and construction, industrial, and wire and cable end markets. Currency exchange rates favorably impacted sales by 0.3%. Operating income increased $4.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the increase in sales and improved product mix.

PolyOne Distribution

Sales increased $16.6 million, or 7.0%, in the third quarter of 2011 compared to the third quarter of 2010. Sales were favorably impacted by 13.7% from improved product mix and increased market pricing primarily associated with raw material inflation, while volume declines impacted sales by 6.7% due to a slowdown in the U.S. economy. Operating income increased $1.9 million in the third quarter of 2011 compared to the third quarter of 2010 due to increased sales, improved mix and resulting margin expansion.

Sales increased $71.8 million, or 10.3%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Sales were favorably impacted primarily by 14.2% from improved product mix and increased market pricing associated with raw material inflation, while volume declines impacted sales by 3.9% due to a slowdown in the U.S. economy and elimination of certain low margin customer accounts. Operating income increased $11.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to increased sales, improved mix and resulting margin expansion.

SunBelt Joint Venture

Income from the SunBelt Joint Venture decreased for the third quarter and nine months ended September 30, 2011 compared to the corresponding periods in 2010 as a result of the sale of our equity investment in SunBelt effective February 28, 2011.

Corporate and Eliminations

The following table breaks down Corporate and eliminations into its various components for the third quarter and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	Adjusted 2010	2011	Adjusted 2010
Environmental remediation costs	$(4.8)	$(3.9)	$(7.9)	$(10.2)
Employee separation and plant phase-out	(1.1)	(1.3)	(1.8)	(1.8)
Share-based compensation	(1.4)	(1.1)	(4.0)	(3.2)
Incentive compensation	(3.0)	(6.9)	(15.0)	(22.8)
Unallocated pension and postretirement medical expense	4.9	0.9	14.7	7.9
Insurance and legal settlements	1.3	—	3.2	21.6
Gain on sale of equity interest in SunBelt	—	—	128.2	—
All other and eliminations (a)	(6.1)	(3.3)	(18.4)	(9.9)

Total Corporate and eliminations	$(10.2)	$(15.6)	$99.0	$(18.4)

(a)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

(In millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$409.8	$378.1
Accounts receivable sale facility availability	156.5	128.2

Liquidity	$566.3	$506.3

Liquidity is defined as an enterprise’s ability to generate adequate amounts of cash to meet both current and future needs. These needs include paying obligations as they mature, maintaining production capacity and providing for planned growth. Capital resources are sources of funds other than those generated by operations.

In the nine months ended September 30, 2011, liquidity increased by $60.0 million, driven by the increase in our cash balance and the increase in accounts receivable, providing additional borrowing capacity against our accounts receivable sale facility. The increase in cash of $31.7 million includes cash proceeds of $139.6 million from the sale of our equity investment in SunBelt and other assets, as well as cash from operating activities of $19.2 million, offset by debt principal payments of $20.0 million, cash of $52.6 million paid to acquire our common shares, a net cash payment of $21.8 million for our acquisition of Uniplen, and capital expenditures of $32.1 million.

Cash Flows

The following describes the material components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010.

Operating Activities – In the nine months ended September 30, 2011, net cash provided by operating activities was $19.2 million compared to net cash provided by operating activities of $82.4 million in the nine months ended September 30, 2010. The decrease in net cash provided by operating activities year-over-year of $63.2 million is principally related to higher taxes paid in the first nine months of 2011, higher incentive payments made in the first nine months of 2011 related to 2010 performance, and higher insurance and legal settlements received in the prior year.

Investing Activities – Cash provided by investing activities during the nine months ended September 30, 2011 was $85.7 million. This reflects cash proceeds of $139.6 million from the sale of our equity investment in SunBelt and other assets, offset by our acquisition of Uniplen, net of cash acquired, for $21.8 million, and capital expenditures of $32.1 million. Cash used by investing activities in the nine months ended September 30, 2010 was comprised of capital expenditures of $18.9 million, partially offset by cash proceeds of $7.8 million associated with the sale of our investment in O’Sullivan Films and other assets.

Financing Activities – Net cash used by financing activities in the nine months ended September 30, 2011 was $73.7 million, which includes repayment of $20.0 million of aggregate principal amount of our 6.58% medium-term notes at maturity, $52.6 million of cash paid to repurchase our outstanding common shares, cash dividends paid of $7.5 million, offset by exercises of stock awards of $6.4 million. Cash provided by financing activities during the nine months ended September 30, 2010 includes net proceeds from the issuance of our 7.375% senior notes due 2020 and the related tender offer by which $256 million aggregate principal amount of our 8.875% senior notes were extinguished through September 30, 2010. Additionally, we repaid our $40 million credit facility and $20 million aggregate principal amount of our 6.52% medium-term notes. In connection with the tender offer, we paid tender premiums and other costs of $26.3 million, and we paid $1.4 million of costs associated with the extinguishment of the $40 million credit facility. Proceeds from the exercise of stock options in 2010 was $3.9 million.

Capital Resources

The following table summarizes our available and outstanding facilities as of September 30, 2011:

(In millions)	Outstanding	Available
Long-term debt, including current maturities	$432.9	$—
Accounts receivable sale facility	—	156.5

	$432.9	$156.5

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

The purchase price of the Acquisition is approximately $486 million in cash, which we intend to finance with cash on hand and $300 million of borrowing under new long-term debt for which we have received commitments.

Long-Term Debt

As of September 30, 2011, long-term debt totaled $432.9 million, with maturities ranging from 2012 to 2020. Current maturities of long-term debt were $22.9 million at September 30, 2011.

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

As discussed above, we intend to finance $300 million of the Acquisition purchase price with borrowing under new long-term debt for which we have received commitments. The entry into the agreement for such new long-term debt is subject to the closing of the Acquisition and satisfaction or waiver of customary conditions.

Accounts Receivable Sale Facility

As of September 30, 2011, we had receivables sale facilities outstanding in the United States and Canada totaling $200 million. The maximum proceeds that we may receive are limited to the lesser of $200 million or 85% of the eligible domestic and Canadian accounts receivable sold. This facility also makes up to $40 million available for issuing standby letters of credit as a sub-limit within the $200 million facility, of which $14.1 million was used at September 30, 2011.

The facility requires us to maintain a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures, divided by the sum of interest expense and scheduled debt repayments for the next four quarters) of at least 1 to 1 when average excess availability under the facility is $40 million or less. As of September 30, 2011, the average excess availability under the facility was greater than $40 million. Additionally, the fixed charge coverage ratio exceeded 1 to 1.

The receivables sale facilities expire in June 2012. As of September 30, 2011 we have received commitments to replace the receivables sale facilities with a new five-year asset-based revolving credit facility. The entry into the new revolving credit facility is subject to the satisfaction or waivers of customary conditions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, standby letters of credit, pension and postretirement benefit plans and purchase obligations. During the nine months ended September 30, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except as it relates to the scheduled repayment of debt, as previously discussed.

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

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing market;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	the amount and timing of repurchases of PolyOne common shares;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation;

•	the possibility that we will be unable to successfully complete potential acquisitions, including without limitation, the pending acquisition of CMG;

•

the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain acquired company relationships with customers, including without limitation, CMG, if it is successfully acquired;

•	the ability to achieve the expected results of any acquisitions, including the acquisitions being accretive, including, without limitation, the pending acquisition of CMG, and

•	other factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A, “Risk Factors.”

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

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts, which had a fair value of ($0.4) million at September 30, 2011. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.

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

Changes in internal control over financial reporting

There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common shares during the period indicated:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	—	—	—	6,750,000
August 1 to August 31	1,750,000	$12.43	1,750,000	5,000,000
September 1 to September 30	250,000	$11.45	250,000	4,750,000

Total	2,000,000	$12.31	2,000,000

(1)	On August 18, 2008, our Board of Directors approved a stock repurchase program authorizing us, depending upon market conditions and other factors, to repurchase up to 10.0 million common shares, in the open market or in privately negotiated transactions.

On October 11, 2011, our Board of Directors increased the authorization by 5.25 million common shares, making the maximum number of shares that may yet to be purchased under the program 10.0 million common shares.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated as of September 30, 2011, among PolyOne Corporation, 2011 ColorNewton Inc., ColorMatrix Group, Inc., and Audax ColorMatrix Holdings, LLC (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-k filed on October 5, 2011, SEC File No. 1-16091)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	The exhibits and schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 25, 2011		POLYONE CORPORATION

	By:	/s/ Robert M. Patterson
Robert M. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1 †	Agreement and Plan of Merger, dated as of September 30, 2011, among PolyOne Corporation, 2011 ColorNewton Inc., ColorMatrix Group, Inc., and Audax ColorMatrix Holdings, LLC (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-k filed on October 5, 2011, SEC File No. 1-16091)

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	The exhibits and schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.