Form 10-K
period 2011-12-31
POLYONE CORP
filed 2012-02-17
CIK 1122976

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑

The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2011, determined using a per share closing price on that date of $15.47, as quoted on the New York Stock Exchange, was $1,339,656,441.

The number of shares of common shares outstanding as of February 10, 2012 was 88,939,555.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2012 Annual Meeting of Shareholders.

POLYONE  CORPORATION

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the industries in which we participate;

•	fluctuations in raw material prices, quality and supply and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•

unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•

an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to working capital reductions, cost reductions and employee productivity goals, an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing markets;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation;

•	the amount and timing of repurchases, if any, of PolyOne common shares;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•

the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including without limitation, ColorMatrix Group, Inc. (ColorMatrix);

•	the ability to achieve the expected results of any acquisitions, including the acquisitions being accretive, including, without limitation, the acquisition of ColorMatrix; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

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

ITEM 1.   BUSINESS

Business Overview

We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, polymer distribution and specialty vinyl resins. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.

PolyOne is incorporated in Ohio and headquartered in Avon Lake, Ohio. We employ approximately 4,700 people and have 60 manufacturing sites and 9 distribution facilities in North America, Europe, Asia and South America. We offer more than 52,000 polymer solutions to over 14,000 customers across

2  POLYONE  CORPORATION

the globe. In 2011, we had sales of $2.9 billion, 35% of which were to customers outside the United States.

We provide value to our customers with solutions built upon our ability to link our knowledge of polymer and formulation technology with our manufacturing and supply chain processes to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more essential as large chemical producers outsource or seek alternative channels to market to serve smaller, niche business; processors need more effective solutions to improve their profitability and competitive advantage; and international and OEM companies need reliable suppliers with global reach. Our goal is to provide our customers with specialized material and service solutions through our global reach, broad market knowledge, technical expertise, product breadth, efficient manufacturing operations, a fully integrated information technology network, and raw material procurement leverage. Our end markets are primarily in appliance, consumer, healthcare, transportation, building and construction, packaging, wire and cable, electrical and electronics, industrial and textiles.

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

Polymer Industry Overview

Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, such as polyethylene and polypropylene, in its most basic form. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand balances.

Thermoplastic polymers make up a substantial majority of the resin market and are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure are applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polyvinyl chloride, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular application.

Thermoplastic resins are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, institutional products, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance. In the medical industry, plastics help save lives by safely providing a range of transparent and opaque thermoplastics that are used for a vast array of devices including blood and intravenous bags, medical tubing, masks, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, and electronic enclosures. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.

Various additives can be formulated with a base resin to provide it with greater versatility and performance. Polymer formulations have advantages over metals, wood, rubber and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications that range from automobile parts to construction materials. These specialized polymers offer advantages compared to traditional materials that include processability, weight reduction, chemical resistance, flame retardance and lower cost. Plastics have a reputation for durability, aesthetics, ease of handling and recyclability.

PolyOne Segments

We operate in four reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; and (4) PolyOne Distribution. In February 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt), which was a reportable segment in prior periods. Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.

Global Specialty Engineered Materials

Global Specialty Engineered Materials is a leading provider of custom polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most

3  POLYONE  CORPORATION

diverse in our industry, includes standard and custom formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and/or biomaterial technologies. This segment includes GLS Corporation (GLS), which we acquired in 2008. We believe GLS offers the broadest range of soft-touch thermoplastic elastomers in the industry. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Global Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe and Asia, and with the acquisition of Uniplen Indústria de Polímeros Ltda. (Uniplen) on January 3, 2011, we further extended our global capabilities to South America. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.

Global Color, Additives and Inks

Global Color, Additives and Inks is a leading provider of specialized color and additive concentrates as well as inks and latexes. Color and additive products include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with non pre-colored base resins, our colorants help customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, and productivity enhancement. Our colorant and additives masterbatches are used in a broad range of polymers, including those used in food and medical packaging, transportation, building products, pipe and wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Our offering also includes proprietary inks and latexes for diversified markets including recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Global Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, Europe and Asia, and South America.

On December 21, 2011, the Company completed the acquisition of all of the outstanding equity of ColorMatrix for $486.1 million net of cash acquired on a debt-free basis. ColorMatrix is a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. ColorMatrix results are included within the Global Color, Additives and Inks segment from the date of acquisition.

On October 1, 2010, we acquired Polimaster Indústria E Comércio de Pigmentos Pláticos LTDA (Polimaster), which extended our global presence in South America.

On November 30, 2010, we sold our 50% interest in BayOne Urethane Systems LLC (BayOne), a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets. The equity earnings from BayOne are included in Global Color, Additives and Inks’ results in 2010 and 2009.

Performance Products and Solutions

Performance Products and Solutions is an industry leader offering an array of products and services for vinyl coating, molding and extrusion processors principally in North America. Our product offerings include: vinyl compounds, vinyl resins, and specialty coating materials based largely on vinyl. We believe that Geon Performance Materials is the leading North American vinyl compounder, and the Geon name carries strong brand recognition. These products are sold to manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations and extruder screw design. Vinyl is utilized across a broad range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. This segment also includes Producer Services, which offers contract manufacturing services to resin producers and polymer marketers. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.

PolyOne Distribution

The PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced solutions, principally to the North American market. These products are sold to over 5,700 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. In 2011, we extended our distribution operations to Asia, serving the specialized needs of the local healthcare market.

Competition

The production of compounded plastics and the manufacture of custom and proprietary formulated color and additives systems for the plastics industry are highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent formulator of plastic materials and producer of custom and proprietary color and additive systems in the United States and Europe, with a growing presence in Asia and South America. Our competitors range from large international companies with broad product offerings to local independent custom producers whose focus is a specific market niche or product offering.

The distribution of polymer resin is also highly competitive. Speed, service, reputation, product line, brand recognition, delivery, quality and price are the principal factors affecting competition. We compete against other national independent resin distributors in North America, along with other regional distributors. Growth in the polymer distribution market is directly correlated with growth in the base polymer resins market.

4  POLYONE  CORPORATION

We believe that the strength of our company name and reputation, the broad range of product offerings from our suppliers and our speed and responsiveness, coupled with the quality of products and agility of our distribution network, allow us to compete effectively.

Raw Materials

The primary raw materials used by our manufacturing operations are polyvinyl chloride (PVC) resin, vinyl chloride monomer(VCM), polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which we believe are in adequate supply. We have long-term supply contracts with OxyVinyls LP, a former equity investment affiliate, under which the majority of our PVC resin and all of our VCM is supplied. These contracts will expire in 2013, although they contain two five-year renewal provisions that are at our option. We believe these contracts should assure the availability of adequate amounts of PVC resin and VCM. We also believe that the pricing under these contracts provides PVC resins and VCM to us at a competitive cost. See the discussion of risks associated with raw material supply and costs in Items 1A “Risk Factors.”

Patents and Trademarks

We own and maintain a number of U.S. and foreign patents and trademarks that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years from filing date if all fees are paid, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks.

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

Significant Customers

No customer accounted for more than 2% of our consolidated revenues in 2011, and neither we nor any of our segments would suffer a material adverse effect if we were to lose any single customer.

Research and Development

We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development was $36.9 million in 2011, $33.8 million in 2010 and $30.2 million in 2009.

Methods of Distribution

We sell products primarily through direct sales personnel, distributors, including our PolyOne Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our manufacturing facilities or warehouses. We also ship some of our manufactured products to customers by rail.

Employees

As of February 1, 2012, we employed approximately 4,700 people. Less than 2% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations or when we renegotiate collective bargaining agreements as they expire.

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

We are strongly committed to safety as evidenced by our injury incidence rate of 0.57 per 100 full-time workers per year in 2011, an improvement from 0.65 in 2010. The 2010 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 4.8.

5  POLYONE  CORPORATION

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

We incurred environmental expenses, before recoveries, of $9.7 million in 2011, $20.5 million in 2010 and $11.7 million in 2009. Our environmental expense in 2011 and 2010 related mostly to ongoing remediation. In 2011, 2010 and 2009 we received $3.3 million, $16.7 million and $23.9 million, respectively, as reimbursement of previously incurred environmental remediation costs.

We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites we or our predecessors formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves as of December 31, 2011 on our accompanying consolidated balance sheet totaling $76.2 million to cover probable future environmental expenditures related to previously contaminated sites. This figure represents our best estimate of probable costs for remediation, based upon the information and technology currently available and our view of the most likely remedy.

Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors; it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2011. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed or additional information is obtained.

We expect cash paid for environmental remediation expenditures will be approximately $12 million in 2012.

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

6  POLYONE  CORPORATION

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

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse affect our financial position, results of operations and cash flows.

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

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. We are subject to present and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for the industry, we may not be fully insured against all potential hazards that are incident to our business or otherwise could occur.

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

7  POLYONE  CORPORATION

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

Our operations are affected by various risks inherent in conducting operations worldwide.

As noted above in Item 1, “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe, South America, and Asia) was approximately 35% in 2011, 34% in 2010, and 37% in 2009 of our total revenues. Long-lived assets of our foreign operations represented 40% in 2011, 37% in 2010 and 36% in 2009 of our total long-lived assets.

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

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances; strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

We engage in acquisitions and joint ventures, and may encounter unexpected difficulties integrating those businesses, including ColorMatrix.

Attainment of our strategic plan objectives may require, in part, strategic acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology that accelerates our specialization strategy, or both. Success will depend on our ability to complete these transactions or arrangements, and integrate the businesses acquired in these transactions as well as develop satisfactory working arrangements with our strategic partners in the joint ventures. Unexpected difficulties in integrating ColorMatrix or future acquisitions with our existing operations and in managing strategic investments could occur. Furthermore, we may not realize the degree, or timing, of benefits initially anticipated which could adversely affect our business, financial position, results of operations or cash flows.

Natural gas, electricity, fuel and raw material costs, and other external factors that are also beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause fluctuations in our margins.

The cost of our natural gas, electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing energy costs. In particular, electricity and fuel represent a component of the costs to manufacture building products. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad, such as climate change regulation. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials there can be no reassurance that we can do so in the future.

8  POLYONE  CORPORATION

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

Domestic and foreign credit and financial markets have experienced extreme disruption in the past three years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the continuing disruption in the credit and financial markets or of any related adverse economic conditions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by the disruptions in the global credit and financial markets.

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

The agreements governing our debt, including our revolving credit facility, contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.

The agreements governing our senior secured term loan and senior secured revolving credit facility contain a number of significant covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any person or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.

In addition, these agreements require us to comply with specific financial ratios and tests, under which we are required to achieve specific financial and operating results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the agreements. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the term loan or revolving credit facility is likely to contain similar restrictive covenants.

9  POLYONE  CORPORATION

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and that of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings under our revolving credit facility will provide adequate sources of liquidity for at least the next twelve months, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as, reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our term loan and revolving credit facility, on commercially reasonable terms or at all.

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2011, we had goodwill of $396.7 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements.

Poor investment performance by our pension plan assets may increase our pension liability and expense, which may increase the required funding of our pension obligations and divert funds from other potential uses.

We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. As of December 31, 2011, we assumed an 8.5% rate of return on pension assets.

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

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will be required to make a cash contribution of approximately $24 million to our pension plans in 2012.

We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations, diverting funds we would otherwise apply to other uses.

10  POLYONE  CORPORATION

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no outstanding or unresolved comments from the staff of the SEC.

ITEM 2. PROPERTIES

As of February 1, 2012, we operated facilities in the United States and internationally. Our corporate office is located in Avon Lake, Ohio. We employ approximately 4,700 people and have 60 manufacturing sites and 9 distribution facilities in North America, Europe, Asia, and South America. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Global Specialty Engineered Materials	Global Color, Additives and Inks	PolyOne Distribution
1. Long Beach, California	1. McHenry, Illinois	1. Glendale, Arizona	1. Rancho Cucamonga,
Kennesaw, Georgia(1)	2. Avon Lake, Ohio	2. Kennesaw, Georgia	California (4)
2. Henry, Illinois	Dyersburg, Tennessee(1)	Suwanee, Georgia(3)	2. Chicago, Illinois (4)
3. Terre Haute, Indiana	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	3. Eagan, Minnesota (4)
4. Louisville, Kentucky	Seabrook, Texas(1)	4. St. Louis, Missouri	4. Edison, New Jersey (4)
5. Sullivan, Missouri	4. Gaggenau, Germany	5. Massillon, Ohio	5. Statesville, North Carolina (4)
6. Pedricktown, New Jersey	5. Istanbul, Turkey	6. Norwalk, Ohio	6. Elyria, Ohio (4)
7. Avon Lake, Ohio	6. Barbastro, Spain	7. Lehigh, Pennsylvania	7. La Porte, Texas (4)
8. North Baltimore, Ohio	7. Melle, Germany	8. Vonore, Tennessee	8. Fife, Washington (4)
9. Clinton, Tennessee	8. Pamplona, Spain	9. Toluca, Mexico	9. Brampton, Ontario, Canada (4)
10.Dyersburg, Tennessee	9 & 10. Suzhou, China (2)	10.Assesse, Belgium	(9 distribution facilities)
11.Pasadena, Texas	11.Shenzhen, China	11.Cergy, France
12.Seabrook, Texas	Jurong, Singapore (3)	12.Tossiat, France
13.Orangeville, Ontario, Canada	12.Sao Paulo, Brazil (7)	13.Bendorf, Germany
14. St. Remi de Napierville,	13.Joinville, Brazil (7)	14.Gyor, Hungary
Quebec, Canada	(13 manufacturing plants)	15.Kutno, Poland
15.Dongguan, China		16.Mumbai, India
(15 manufacturing plants)		Pamplona, Spain (1)
17.Angered, Sweden
18.Bangkok, Thailand
19.Pudong (Shanghai), China
Shenzhen, China (1)
Tianjin, China(3)
20.Sao Paulo, Brazil (6)
21.Novo Hamburgo, Brazil (6)
22.Berea, Ohio (5)
23.Richland Hills, Texas (5)
24.Bethel, Connecticut (5)
25.Barberton, Ohio (5)
26.Knowsley, United Kingdom (5)
27.Lerma, Mexico (5)
28.Eindhoven, Netherlands (5)
29.Suzhou, China (5)
30.Shanghai, China (5)
31.Itupeva, Brazil (5)
32.Odkarby, Finland (5)
(32 manufacturing plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	Facility is not owned by PolyOne, however it is included in distribution facility total as it is a primary distribution location.

(5)	Facility added in connection with the acquisition of ColorMatrix on December 21, 2011.

(6)	Facility added in connection with the acquisition of Polimaster on October 1, 2010.

(7)	Facility added in connection with the acquisition of Uniplen on January 3, 2011.

11  POLYONE  CORPORATION

ITEM 3. LEGAL PROCEEDINGS

In December 2007, the EPA met with the Company to discuss possible violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at its polyvinyl chloride resin manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. Discussions between representatives for the Company and the EPA occurred in 2008, during which the Company provided additional information as well as its position regarding the compliance status of the facilities and discussed certain modifications to testing procedures and record keeping. In January 2009, we received a letter from the EPA proposing a resolution of any violations identified that would include our payment of penalties in the amount of $1.3 million. We continue to discuss with the EPA resolution of these proposed violations on a mutually agreed basis.

In addition to the matters regarding the environment described above and in Item 1 under the heading “Environmental, Health and Safety,” we are involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters that seek remedies or damages. We believe that the probability is remote that losses in excess of the amounts we have accrued could be materially adverse to our financial position, results of operations or cash flows.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of our company, his age as of February 17, 2012 and his current position with our company:

Name	Age	Position
Stephen D. Newlin	59	Chairman, President and Chief Executive Officer
Robert M. Patterson	39	Executive Vice President and Chief Financial Officer
Bernard P. Baert	62	Senior Vice President, President of Europe and International
Michael E. Kahler	54	Senior Vice President, Chief Commercial Officer
Thomas J. Kedrowski	53	Senior Vice President, Supply Chain and Operations
Craig M. Nikrant	50	Senior Vice President, President of Global Specialty Engineered Materials
Michael L. Rademacher	61	Senior Vice President, President of Distribution (Retiring effective April 1, 2012)
Kurt Schuering	48	Senior Vice President, President of Distribution
Robert M. Rosenau	57	Senior Vice President, President of Performance Products and Solutions
Kenneth M. Smith	57	Senior Vice President, Chief Information and Human Resources Officer
John V. Van Hulle	54	Senior Vice President, President of Global Color, Additives and Inks

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

12  POLYONE  CORPORATION

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

Kurt Schuering: Senior Vice President, President of Distribution, January 2012 to date. Vice President, Key Account Management, April 2007 to December 2011. General Manager, Automotive — GE Industrial, June 2006 to March 2007. Executive Director, Automotive — GE Plastics, May 2004 to May 2006.

Global Product Manager, Lexan — GE Plastics June 2002 to April 2004.

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

13  POLYONE  CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2011 Quarters				2010 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Common share price:
High	$12.25	$16.61	$15.51	$14.98	$13.99	$12.59	$11.89	$10.65
Low	$9.54	$9.96	$12.81	$12.42	$11.58	$7.38	$8.38	$6.93

As of February 10, 2012, there were 2,237 holders of record of our common shares.

The following table presents quarterly dividends declared per common share for the fiscal year ended December 31, 2011. No dividends were declared in 2010 or 2009.

Quarter Ended:	2011
March 31,	$0.04
June 30,	0.04
September 30,	0.04
December 31,	0.04

Total	$0.16

The following chart reflects the purchases of PolyOne common shares by PolyOne in the fourth quarter of 2011. These purchases were made pursuant to a publicly announced share repurchase program authorized by PolyOne’s Board of Directors.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
October 1 to October 31	150,000	$10.73	150,000	9,850,000
November 1 to November 30	1,850,000	$10.51	1,850,000	8,000,000
December 1 to December 31	—	—	—	8,000,000

Total	2,000,000	$10.52	2,000,000

(1)

In August 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to 10.0 million of our common shares in the open market or in privately negotiated transactions. As of September 30, 2011, 4.75 million shares remained available for purchase under this authorization. On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization by 5.25 million shares, which resulted in a new total amount of shares available for repurchase under these authorizations of 10.0 million shares as of October 11, 2011.

14  POLYONE  CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

You should refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this Annual Report on Form 10-K and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition, results of operations or cash flows.

(In millions, except per share data)	2011(1)	2010(2)	2009(3)	2008(4)	2007 (5)
Sales	$2,863.5	$2,621.9	$2,060.7	$2,738.7	$2,642.7
Operating income (loss)	$233.0	$174.6	$137.1	$(291.4)	$80.0
Net income (loss)	$172.6	$162.6	$106.7	$(417.0)	$40.9
Cash dividends declared per common share	$0.16	$—	$—	$—	$—
Basic earnings (loss) per common share:	$1.87	$1.75	$1.15	$(4.50)	$0.44
Diluted earnings (loss) per common share:	$1.83	$1.69	$1.14	$(4.50)	$0.44
Total assets	$2,080.5	$1,671.9	$1,416.0	$1,320.1	$1,630.0
Long-term debt, net of current portion	$704.0	$432.9	$389.2	$408.3	$308.0

(1)

Included in operating income for 2011 are: 1) gains of $146.3 million related to the sale of our equity interest in SunBelt, which includes the 2011 earn-out of $18.1 million, and 2) a mark-to-market loss related to our pension and OPEB plans of $83.8 million. Included in net income for 2011 is a $29.5 million tax benefit related to our investment in O’Sullivan Engineered Films and a $13.0 million tax benefit primarily related with the reversal of valuation allowances.

(2)

Included in operating income for 2010 are: 1) gains of $23.9 million related to legal and insurance settlements, 2) a gain of $16.3 million related to the sale of our 50% interest in BayOne, 3) debt extinguishment costs of $29.5 million, and 4) a mark-to-market loss related to our pension and OPEB plans of $9.6 million. Included in net income are tax benefits of $107.1 million associated with the reversal of our valuation allowances.

(3)

Included in operating income for 2009 results are: 1) charges of $27.2 million related to employee separation and plant phase-out, 2) benefits of $23.9 million related to reimbursement of previously incurred environmental expenses, 3) $40.4 million related to a curtailment gains related to amendments to certain pension and benefit plans, and 4) a mark-to-market gain related to our pension and OPEB plans of $26.4 million.

(4)

Included in operating loss for 2008 results are: 1) charges of $39.7 million related to employee separation and plant phase-out, 2) $170.0 million related to goodwill impairment, and 3) a mark-to-market loss related to our pension and OPEB plans of $166.3 million. Included in net income for 2008 are charges of $90.3 million to record deferred a deferred tax valuation allowance.

(5)	Included in operating income for 2007 results are: 1) environmental costs of $48.8 million, and 2) a mark-to-market gain related to our pension and OPEB plans of $24.8 million.

15  POLYONE  CORPORATION

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

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Note On Forward-Looking Statements” and Item 1A, “Risk Factors.”

Our Business

We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, polymer distribution and specialty vinyl resins. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2011 sales of $2.9 billion, we have manufacturing sites and distribution facilities in North America, Europe, Asia and South America. We currently employ approximately 4,700 people and offer more than 52,000 polymer solutions to over 14,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).

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

In the short term, we will maintain our focus on top-line growth, improving or maintaining the cost/price relationship with regard to raw materials and improving working capital efficiency. In addition to driving top-line growth, we have established margin improvement targets for all businesses. In 2012, our capital expenditures will be focused primarily to support sales growth, our continued investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation and continue to support growth in key markets and product offerings.

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

Recent Developments

Acquisitions

On December 21, 2011, the Company completed the acquisition of all of the outstanding equity of ColorMatrix for $486.1 million net of cash acquired on a debt-free basis. ColorMatrix is a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. ColorMatrix operates globally with research and development and production facilities in North America, South America, Europe and Asia and has a worldwide intellectual property portfolio of 162 patents and 107 pending patents. ColorMatrix’s results from the date of acquisition through December 31, 2011 are included within Global Color, Additives and Inks.

16  POLYONE  CORPORATION

On January 3, 2011, we acquired the assets of Uniplen, a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics. The Uniplen transaction was completed for a cash purchase price of $21.8 million with a potential for further consideration payable over three years based on achieving certain performance metrics. Uniplen’s results of operations are included within Global Specialty Engineered Materials.

Financing Facilities

On December 21, 2011, we entered into a senior secured term loan facility, maturing December 20, 2017, having an aggregate principal amount of $300.0 million. We also retired our accounts receivable facility that was set to mature in June 2012 and replaced it with a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the borrowing capacity under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase.

For additional information about our new financing arrangements refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Sale of SunBelt

On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $36.6 million as of December 31, 2011, and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. We recorded a pre-tax gain of $128.2 million, net of associated transaction costs, and $18.1 million for the earn-out related to SunBelt’s 2011 operating results, within Income related to equity affiliates for the sale of our equity interest. Until the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

Share Repurchase Program

In August 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to 10.0 million shares of our common shares in the open market or in privately negotiated transactions. On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization amount by 5.25 million. We purchased 6.0 million shares at an aggregate price of $73.6 million under these authorizations in 2011. 8.0 million shares remain available for repurchase as of December 31, 2011.

Highlights and Executive Summary

A summary of PolyOne’s Sales, Operating income, Net income, Liquidity and Debt is included in the below table:

(In millions)	2011	2010	2009
Sales	$2,863.5	$2,621.9	$2,060.7
Operating income	$233.0	$174.6	$137.1
Net income	$172.6	$162.6	$106.7
Cash and cash equivalents	$191.9	$378.1	$222.7
Accounts receivable availability	—	128.2	112.8
Revolving credit facility	148.2	—	—

Liquidity	$340.1	$506.3	$335.5

Debt, short- and long-term	$707.0	$452.9	$409.6

17  POLYONE  CORPORATION

Results of Operations

				Variances—Favorable (Unfavorable)
				2011 versus 2010		2010 versus 2009
(Dollars in millions, except per share data)	2011	2010	2009	Change	% Change	Change	% Change
Sales	$2,863.5	$2,621.9	$2,060.7	$241.6	9.2%	$561.2	27.2%
Cost of sales	2,400.8	2,193.1	1,736.9	(207.7)	(9.5)%	(456.2)	(26.3)%

Gross margin	462.7	428.8	323.8	33.9	7.9%	105. 0	32.4%
Selling and administrative	381.7	296.2	216.9	(85.5)	(28.9)%	(79. 3)	(36.6)%
Impairment of goodwill	—	—	5.0	—	—	5. 0	NM
Income related to equity affiliates	152.0	42.0	35.2	110.0	261.9%	6. 8	19.3%

Operating income	233.0	174.6	137.1	58.4	33.4%	37. 5	27.4%
Interest expense, net	(33.7)	(31.5)	(34.3)	(2.2)	(7.0)%	2. 8	(8.2)%
Premium on early extinguishment of long-term debt	(0.9)	(29.5)	—	26.8	96.9%	(29.5)	NM
Other income (expense), net	0.3	(2.3)	(9.6)	2.6	113.0%	7.3	(76.0)%

Income before income taxes	198.7	111.3	93.2	87.4	78.5%	18.1	19.4%
Income tax (expense) benefit	(26.1)	51.3	13.5	(77.4)	(150.9)%	37.8	280.0%

Net income	$172.6	$162.6	$106.7	$10.0	6.2%	$55.9	52.4%

Basic earnings per common share:	$1.87	$1.75	$1.15
Diluted earnings per common share:	$1.83	$1.69	$1.14

NM — Not meaningful

Sales

Sales increased 9.2% in 2011 compared to 2010. Organic sales increased 6.3%, primarily driven by improved mix and increased market pricing associated with raw material inflation. Foreign exchange gains and acquisitions favorably impacted sales by 1.2% and 1.7%, respectively.

Sales increased 27.2% in 2010 as compared to 2009 primarily from increased demand across many of our end markets in 2010 as compared to 2009, led by gains in the transportation, consumer, building and construction, and healthcare end markets, as well as higher selling prices associated with raw material price increases.

Cost of Sales

Cost of sales as a percentage of sales increased from 83.6% in 2010 to 83.8% in 2011. Impacting cost of sales in 2011 and 2010 were favorable insurance recoveries of $3.3 million and $21.4 million, respectively, primarily related to reimbursement for previously incurred environmental costs. These items resulted in a net unfavorable increase of 0.5% to 2011 cost of sales as a percentage of sales.

Cost of sales declined to 83.6% of sales in 2010 as compared to 84.3% in 2009. Cost of sales in 2010 was favorably impacted by the realization of savings associated with the previously announced plant realignment activities and savings associated with our Lean Six Sigma initiatives. Cost of sales in 2010 and 2009 reflects gains of $21.4 million and $23.9 million, respectively, associated with legal and insurance settlements. Charges related to environmental remediation and plant related restructuring in cost of sales totaled $22.5 million in 2010 as compared to $36.1 million in 2009. In addition, cost of sales increased as a percentage of sales due to mix changes, principally due to increased sales from our Distribution business, which has lower gross margin percentages than our other businesses. Distribution sales increased from 30.3% to 34.8% of total PolyOne sales in 2010 as compared to 2009.

Selling and Administrative

These costs include selling, technology, administrative functions, corporate, and general expenses. Selling and administrative costs in 2011 increased $85.5 million in 2011 compared to 2010. The increase is primarily driven by an $81.2 million mark-to-market adjustment in 2011 associated with the re-measurement of our pension and other post-retirement plan obligations compared to a loss of $9.1 million in 2010, an increase in costs associated with our investment in commercial and technical resources, and $3.3 million of costs incurred during 2011 associated with the acquisition of ColorMatrix.

Selling and administrative costs in 2010 increased by $79.3 million compared to 2009. Selling and administrative costs in 2009 includes curtailment gains of $40.4 million associated with the phase out of certain of our other post-retirement benefit plans and amendments to certain pension plans. Additionally, the mark-to-market pension adjustment recorded within selling and administrative costs resulted in a $25.6 million gain in 2009 compared to a $9.1 million loss in 2010.

Income Related to Equity Affiliates

Income related to equity affiliates for 2011, 2010 and 2009 is summarized as follows:

(In millions)	2011	2010	2009
Income related to equity affiliates	$5.7	$25.7	$32.4
Gain on sale of investment in SunBelt	146.3	—	—
Gain on sale of investment in BayOne	—	16.3	—
Gain on sale of investment in Geon Polimeros Andinos (GPA)	—	—	2.8

Income related to equity affiliates	$152.0	$42.0	$35.2

18  POLYONE  CORPORATION

Effective February 28, 2011, we sold our 50% equity investment in SunBelt and recognized a pre-tax gain of $128.2 million. Additionally, we have recognized a gain of $18.1 million associated with year one of the three annual contingent earn-outs associated with the sale. The net gains associated with our sale of our equity investment in SunBelt are reflected within Corporate and eliminations in our segments.

During 2010, Income related to equity affiliates increased as compared to 2009 due to a gain of $16.3 million from the sale of our 50% investment in BayOne, partially offset by lower earnings from our SunBelt joint venture. The decrease in earnings from our SunBelt joint venture was driven primarily by lower caustic soda prices, partially offset by the favorable impact of increased volume for caustic soda and improved pricing and volume for chlorine as compared to 2009.

Interest Expense, Net

Interest expense, net increased in 2011 as compared to 2010 due primarily to higher average borrowing levels. Interest expense, net decreased in 2010 as compared to 2009 due primarily to lower average borrowing levels.

Included in interest expense, net for the years ended December 31, 2011, 2010 and 2009 is interest income of $0.7 million, $2.9 million and $3.2 million, respectively.

Premium on Early Extinguishment of Long-term Debt

Debt extinguishment costs for 2011 include costs related to our repurchase of the aggregate principal of $22.9 million of our 8.875% senior notes due 2012 at a premium of $0.9 million.

Debt extinguishment costs for 2010 include costs related to the repurchase of our 8.875% senior notes due 2012 in a tender offer and costs associated with the repayment of our $40 million credit facility. We incurred $25.7 million of premiums related to our tender offer from which we extinguished $257.1 million aggregate principal amount of our 8.875% senior notes. In addition, we wrote off $1.7 million of deferred financing fees and incurred other extinguishment costs of $0.7 million. In connection with the repayment of our $40 million credit facility, we incurred extinguishment costs of $1.4 million.

Other Expense, Net

Financing costs associated with our receivables sale facility, foreign currency gains and losses and other miscellaneous items are as follows:

(In millions)	2011	2010	2009
Currency exchange gain (loss)	$0.9	$(5.6)	$(0.1)
Foreign exchange contracts (loss) gain	(1.8)	3.8	(7.9)
Fees and discount on sale of trade receivables	(0.9)	(1.1)	(1.3)
Other income (expense), net	2.1	0.6	(0.3)

Other income (expense), net	$0.3	$(2.3)	$(9.6)

Income Tax (Expense) Benefit

In 2011, we recorded an income tax expense of $26.1 million primarily related to the sale of our SunBelt joint venture offset with tax benefits associated with our divested investment in O’Sullivan Engineered Films, Inc. In 2010, we recorded an income tax benefit of $51.3 million primarily related to a tax valuation allowance reversal totaling $107.1 million for the full year. In 2009, we recorded tax benefit of $13.5 million related primarily to tax refunds in both U.S. and foreign jurisdictions.

In 2011, our existing deferred tax asset valuation allowances related to various state and foreign deferred tax assets decreased by $13.0 million, primarily associated with our determination that it is more likely than not that the deferred tax assets will be realized. We review all valuation allowances related to deferred tax assets and adjust these reserves as necessary.

As of December 31, 2011, we have federal net operating loss carryforwards of $28.1 million that expire at various dates from 2026 through 2031 and combined state net operating loss carryforwards of $244.3 million that expire at various dates from 2012 through 2029. Various foreign subsidiaries have net operating loss carryforwards totaling $59.2 million that expire at various dates from 2012 through 2021. We have provided valuation allowances of $13.0 million against certain foreign and state loss carryforwards.

In the fourth quarter of 2010, we determined that it is more likely than not that we will realize the benefit from our U.S. federal and certain state deferred tax assets. During the year, we recorded a $107.1 million reversal of valuation allowance. This amount is comprised of a $32.1 million utilization of net operating loss carryforwards in 2010 and a $75.0 million reversal associated with our determination that it is more likely than not that the deferred tax assets will be realized. At December 31, 2010, we had remaining valuation allowances of $18.1 million pertaining to various state and foreign jurisdictions. We increased our existing valuation allowances for foreign deferred tax assets by $0.7 million.

In 2009, we recorded a tax benefit of $13.5 million related primarily to tax refunds in both U.S. and foreign jurisdictions.

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

In 2011, we sold our 50% equity interest in SunBelt, which was a reportable segment in the prior years. As a result, we now have four reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; and (4) PolyOne Distribution. Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.

19  POLYONE  CORPORATION

Sales and Operating Income — 2011 compared with 2010 and 2010 compared with 2009

				2011 versus 2010		2010 versus 2009
(Dollars in millions)	2011	2010	2009	Change	% Change	Change	% Change
Sales:
Global Specialty Engineered Materials	$575.1	$517.4	$402.9	57.7	11.2%	$114.5	28.4%
Global Color, Additives and Inks	544.6	527.4	459.8	17.2	3.3%	67.6	14.7%
Performance Products and Solutions	865.4	776.3	667.7	89.1	11.5%	108.6	16.3%
PolyOne Distribution	996.5	911.9	625.1	84.6	9.3%	286.8	45.9%
Corporate and eliminations	(118.1)	(111.1)	(94.8)	(7.0)	6.3%	(16.3)	(17.2)%

Total Sales	$2,863.5	$2,621.9	$2,060.7	241.6	9.2%	$561.2	27.2%

Operating income (loss):
Global Specialty Engineered Materials	$45.9	$49.7	$20.6	(3.8)	(7.6)%	$29.1	141.3%
Global Color, Additives and Inks	43.4	37.7	25.2	5.7	15.1%	12.5	49.6%
Performance Products and Solutions	62.4	54.0	33.1	8.4	15.6%	20.9	63.1%
PolyOne Distribution	56.0	42.0	24.8	14.0	33.3%	17.2	69.4%
SunBelt Joint Venture	5.0	18.9	25.5	(13.9)	(73.5)%	(6.6)	(25.9)%
Corporate and eliminations	20.3	(27.7)	7.9	48.0	(173.3)%	(35.6)	(450.6)%

Total operating income	$233.0	$174.6	$137.1	58.4	33.4%	$37.5	27.4%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	8.0%	9.6%	5.1%	(1.6)% points		4.5 % points
Global Color, Additives and Inks	8.0%	7.1%	5.5%	0.9 % points		1.6 % points
Performance Products and Solutions	7.2%	7.0%	5.0%	0.2 % points		2.0 % points
PolyOne Distribution	5.6%	4.6%	4.0%	1.0 % points		0.6 % points
Total	8.1%	6.7%	6.7%	1.6 % points		— % points

Global Specialty Engineered Materials

Sales increased $57.7 million, or 11.2%, in 2011 compared to 2010. Organic sales increased 2.1% driven by higher market pricing associated with raw material inflation partially offset by volume declines due to a slowdown in the global economy and unfavorable mix. Foreign exchange rates favorably impacted sales by 2.5% and acquisitions increased sales by 6.6%.

While sales increased over the prior year, operating income decreased $3.8 million in 2011 as compared to 2010 due to unfavorable mix and an increase in selling and administrative costs primarily associated with our investment in commercial and technical resources.

Sales increased $114.5 million, or 28.4%, in 2010 compared to 2009. Organic sales increased by 29.6% primarily due to improved demand in the electrical and electronics, industrial, transportation and consumer end markets. Currency exchange rates reduced sales by 1.2%.

Operating income increased $29.1 million in 2010 as compared to 2009 primarily due to increased volumes, improved sales mix and ongoing savings from our Lean Six Sigma initiatives. These items were partially offset by an increase in selling and administrative costs.

Global Color, Additives and Inks

Sales increased $17.2 million, or 3.3%, in 2011 compared to 2010. Organic sales declined 1.8% as improved mix and increases in market pricing associated with raw material inflation were more than offset by volume declines associated with the slowdown in the global economy and elimination of certain low margin customer accounts. Changes in foreign exchange rates favorably impacted sales by 3.3% and acquisitions increased sales by 1.8%. Due to the timing of the ColorMatrix acquisition, ColorMatrix had a negligible impact to sales.

Operating income increased $5.7 million in 2011 as compared to 2010 as the benefit of increased sales and improved mix more than offset an increase in selling and administrative costs primarily associated with our investment in commercial and technical resources.

Sales increased $67.6 million, or 14.7%, in 2010 compared to 2009. Organic sales increased sales 15.4% primarily due to increased demand in most of our end markets, led by the industrial, packaging and transportation end markets. Changes in currency exchange rates reduced sales approximately 0.7%.

Operating income increased $12.5 million in 2010 as compared to 2009 driven by increased volumes, improved sales mix and ongoing savings from our Lean Six Sigma initiatives. These items were partially offset by an increase in selling and administrative costs.

Performance Products and Solutions

Sales increased $89.1 million, or 11.5%, in 2011 compared to 2010 driven by higher selling prices associated with raw material inflation, improved product mix and increased volume primarily in the industrial and wire and cable end markets.

Operating income increased $8.4 million in 2011 compared to 2010 primarily due to increased sales, improved mix and resulting margin expansion.

20  POLYONE  CORPORATION

Sales increased $108.6 million, or 16.3%, in 2010 compared to 2009. Organic sales increased sales 16.3% led by improvements in the automotive, wire and cable and packaging end markets.

Operating income increased $20.9 million in 2010 compared to 2009 primarily due to the increased volumes, improved sales mix and ongoing savings from our Lean Six Sigma initiatives.

PolyOne Distribution

Sales increased $84.6 million, or 9.3%, in 2011 compared to 2010 driven by improved product mix and increased market pricing primarily associated with raw material inflation, partially offset by volume declines as increased volume in healthcare was more than offset by declines in other end markets.

Operating income increased $14.0 million in 2011 compared to 2010 due to increased sales, improved mix and resulting margin expansion.

PolyOne Distribution sales increased $286.8 million, or 45.9%, in 2010 compared to 2009 led by new business gains and improvements in industrial, transportation, consumer and healthcare end markets.

Operating income increased $17.2 million in 2010 compared to 2009 due to the increase in volume and leveraging our commercial and logistics infrastructure. These items were partially offset by an increase in selling and administrative costs.

Corporate and Eliminations

The following table breaks down Corporate and eliminations into its various components for 2011, 2010 and 2009:

(In millions)	Year Ended December 31, 2011	Adjusted Year Ended December 31, 2010	Adjusted Year Ended December 31, 2009
Curtailment of post-retirement health care plan and other (a)	$ —	$ —	$ 40.4
Gains from insurance and legal settlements (b)	3.3	23.9	23.9
Impairment of goodwill (c)	—	—	(5.0)
Environmental remediation costs	(9.7)	(20.5)	(11.7)
Employee separation and plant phase-out	(2.8)	(3.1)	(27.2)
Gain on sale related to investment in equity affiliate (d)	146.3	16.3	2.8
Incentive and share based compensation	(24.3)	(30.3)	(24.2)
Mark-to-market pension adjustment (loss) gain (e)	(83.8)	(9.6)	26.4
All other and eliminations (f)	(8.7)	(4.4)	(17.5)

Total Corporate and eliminations	$20.3	$(27.7)	$ 7.9

(a)	In 2009, we amended certain of our post-retirement healthcare and pension plans resulting in curtailment gains of $40.4 million.

(b)	These settlements related to the reimbursement of previously incurred environmental costs and proceeds from workers’ compensation insurance claims.

(c)	In 2009, we increased our estimated 2008 year-end goodwill impairment charge of $170.0 million by $5.0 million.

(d)

On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin. Gains of $146.3 million related to this sale include a $18.1 million earn-out for 2011 performance. On November 30, 2010, we sold our 50% interest in BayOne, previously part of our Global Color, Additives and Inks, to Bayer MaterialScience LLC. On October 13, 2009, we sold our 50% interest in GPA, previously part of Performance Products and Solutions, to Mexichem Compuestos, S.A. de C.V, resulting in a gain of approximately $2.8 million in 2009.

(e)

We have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur related to our pension and other post-retirement benefit plans.

(f)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources

Our objective is to finance our business through operating cash flow and the appropriate mix of debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding equity securities. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table summarizes our liquidity as of December 31, 2011:

As of December 31
(In millions)	2011
Cash and cash equivalents	$191.9
Revolving credit availability	148.2

Liquidity	$340.1

On December 21, 2011, we entered into a senior secured term loan facility, maturing December 20, 2017, having an aggregate principal amount of $300.0 million. We used the net proceeds from the term loan to partially fund the acquisition of ColorMatrix.

The interest rate per annum under the term loan is, at PolyOne’s option, either LIBOR (subject to a 1.25% floor) or a Prime rate, plus an applicable margin percentage. The applicable margin is variable based upon our leverage ratio being greater than 2.25x. The current LIBOR and Prime rates margin are 3.75% and 2.75%, respectively, per annum. The effective interest rate, including deferred financing costs, on the term loan was 5.7% during 2011.

The term loan agreement contains customary covenants including various financial covenants. The financial covenants include an interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures. We were in compliance with all covenants as of December 31, 2011.

On December 21, 2011, we retired our accounts receivable facility that was set to mature in June 2012 and replaced it with a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the borrowing capacity under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase.

21  POLYONE  CORPORATION

The interest rates per annum applicable to loans under the revolving credit facility will be, at PolyOne’s option, equal to either (i) a base rate or (ii) LIBOR, for one-, two- or three-month interest periods, in each case plus an applicable margin percentage. The margin is variable based upon our quarterly excess availability. The current margin percentage is (i) 1.00% per annum in the case of base rate advances, (ii) 2.00% per annum in the case of LIBOR rate advances.

The agreement governing the revolving credit facility contains customary covenants including maximum capital expenditures and a financial covenant to maintain a minimum fixed charge coverage ratio of 1.1x, which only comes into effect when excess availability falls below 10% of the maximum credit. The revolving credit facility also requires the payment of an unused commitment fee of 0.5% per annum prior to April 1, 2012, and 0.5% subsequent to April 1, 2012 if the average daily balance is less than 50% of the maximum facility and 0.375% per annum if the average daily balance is equal to or greater than 50% of the maximum facility. As of December 31, 2011, we were in compliance with all covenants, there were no outstanding borrowings and we had availability of $148.2 million under the revolving credit facility.

For additional information about our financing arrangements, see Note 5, Financing Arrangements, to the accompanying consolidated financial statements.

As of December 31, 2011, approximately 69% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for both the short term and long term.

We expect to maintain existing levels of available capital resources and meet our cash requirements in 2012. Expected sources of cash in 2012 include cash from operations, available funding under our revolving credit facility if needed, cash earn-outs from previously owned equity affiliates and proceeds from the sale of previously closed facilities and redundant assets. Expected uses of cash in 2012 include interest payments, cash taxes, contributions to our defined benefit pension plan, dividend payments, potential share repurchases, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be approximately $50 million to $60 million in 2012, primarily to support sales growth, our continued investment in recent acquisitions, and other strategic investments.

Cash Flows

The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2011	2010	2009
Cash provided by (used in):
Operating Activities	$72.5	$140.8	$229.7
Investing Activities	(422.5)	(1.7)	(26.2)
Financing Activities	163.9	15.7	(25.7)
Effect of exchange rate on cash	(0.1)	0.6	0.6

Net (decrease) increase in cash and cash equivalents	$(186.2)	$155.4	$178.4

Operating activities

In 2011, net cash provided by operating activities was $72.5 million as compared to $140.8 million in 2010. The decrease in net cash provided by operating activities year-over-year of $68.3 million is principally related to higher taxes paid during 2011, higher compensation payments in 2011 primarily related to 2010 performance, higher insurance and legal settlements received in the prior year and higher interest income receipts related to notes receivable in the prior year, offset partially by improved working capital.

Excluding ColorMatrix, working capital as a percentage of sales, which we define as accounts receivable, plus inventory, less accounts payable, divided by sales remained consistent at 9.6% for the years ended December 31, 2011 and 2010. Days sales outstanding as of December 31, 2011 and December 31, 2010 was 49.5. We excluded ColorMatrix from our working capital and days sales outstanding calculations as the purchased working capital, including accounts receivable, were brought into our financial statements without the associated sales, at the time of acquisition.

In 2010, net cash provided by operating activities was $140.8 million as compared to $229.7 million in 2009. In 2010, working capital increased reflecting our investment in support of our sales growth. We invested in working capital to ensure adequate supply of certain raw materials and to improve our on-time delivery to customers. As a percentage of sales, year over year working capital continued to improve, decreasing from 12.1% for 2009 to 9.6% for 2010. Days sales outstanding at December 31, 2010 was relatively consistent with days sales outstanding at December 31, 2009, increasing slightly from 49.1 to 49.5 due primarily to a change in the mix of our customers’ payment terms.

22  POLYONE  CORPORATION

Investing Activities

Net cash used by investing activities during 2011 of $422.5 million reflects our acquisitions of ColorMatrix for $486.1 million, net of cash acquired, and Uniplen for $21.8 million, net of cash acquired, capital expenditures of $54.1 million, and an earn-out payment of $0.5 million related to our 2009 acquisition of New England Urethane (NEU). These cash out flows were offset by cash proceeds of $140.0 million from the sale in our equity investment in SunBelt and other assets.

Net cash used by investing activities during 2010 of $1.7 million reflects the acquisition of Polimaster and capital expenditures of $39.5 million, partially offset by cash proceeds of $19.3 million from the sale of our investment in BayOne, $7.8 million from the sale our investment in O’Sullivan Films, and collection of $14.0 million principal on the Excel Polymers note receivable. Capital expenditures primarily related to maintenance spending and an Enterprise Resource System (ERP) implementation in Asia.

Net cash used by investing activities in 2009 reflects $13.5 million of cash proceeds from the sale of our interest in Geon Polimeros Andinos and $3.5 million of proceeds from the sale of other assets. Capital expenditures primarily related to maintenance spending and implementing our restructuring initiatives. Business acquisitions, net of cash acquired in 2009 reflects cash paid for our acquisition of NEU.

Capital expenditures are currently estimated to be approximately $50 million to $60 million in 2012, primarily to support sales growth, our continued investment in recent acquisitions, and other strategic investments.

Financing Activities

Net cash provided by financing activities of $163.9 million in 2011 reflects net proceeds from our new term loan of $285.5 million and exercise of stock awards of $6.9 million. These cash inflows were offset by payments of $20.0 million for the repayment of our 6.58% medium-term notes at maturity, $22.9 million for the early repurchase of our 8.875% senior notes due in 2012, $0.9 million of extinguishment costs associated with the early repurchase of the 2012 notes, $73.6 million for the repurchase of outstanding common shares, and dividend payments of $11.1 million.

Net cash provided by financing activities in 2010 reflects proceeds from the issuance of our 7.375% senior notes due 2020 and the related tender offer by which $257.1 million aggregate principal amount of our 8.875% senior notes were repurchased. Additionally, we repaid our $40 million credit facility and $20 million aggregate principal amount of our 6.52% medium-term notes. In connection with the tender offer, we paid tender premiums and other costs of $26.4 million, and we paid $1.4 million of costs associated with the extinguishment of the $40 million credit facility.

Net cash used by financing activities in 2009 reflects the repayment of short-term debt and our 6.91% medium-term notes.

Long-Term Debt

The following summarizes our debt as of December 31, 2011:

(Dollars in millions)	December 31, 2011(1)	December 31, 2010(1)
6.58% medium-term notes due 2011	$—	$20.0
8.875% senior notes due 2012	—	22.9
7.500% debentures due 2015	50.0	50.0
Senior secured term loan due 2017	297.0	—
7.375% senior notes due 2020	360.0	360.0

Total long-term debt	$707.0	$452.9
Less current portion	3.0	20.0

Total long-term debt, net of current portion	$704.0	$432.9

(1)	Book values include unamortized discounts, where applicable.

Aggregate maturities of long-term debt for the next five years are: 2012 — $3.0 million; 2013 — $3.0 million; 2014 — $3.0 million; 2015 — $53.0 million; 2016 — $3.0 million; and thereafter — $645.0 million.

Concentrations of Credit Risk

Financial instruments, including foreign exchange contracts and trade accounts receivable, subject us to potential credit risk. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. We are exposed to credit risk with respect to forward foreign exchange contracts in the event of non-performance by the counter-parties to these financial instruments. We believe that the risk of incurring material losses related to this credit risk is remote. We do not require collateral to support the financial position of our credit risks.

Guarantee of Indebtedness of Others

On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $36.6 million as of December 31, 2011. Until the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

Letters of Credit

Our new revolving credit facility makes up to $50.0 million available for the issuance of letters of credit, $15.1 million of which was used at December 31, 2011. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.

23  POLYONE  CORPORATION

Contractual Cash Obligations

The following table summarizes our obligations under long-term debt, operating leases, standby letters of credit, interest obligations, pension and post-retirement obligations, guarantees and purchase obligations as of December 31, 2011:

	Payment Due by Period
(In millions)	Total	2012	2013 & 2014	2015 & 2016	Thereafter
Contractual Obligations
Long-term debt (1)	$710.0	$3.0	$6.0	$56.0	$645.0
Operating leases	83.5	22.5	31.5	14.7	14.8
Interest on long-term debt obligations (2)	254.0	30.3	60.6	56.9	106.2
Pension and post-retirement obligations (3)	192.1	27.8	87.4	44.7	32.2
Purchase obligations (4)	25.8	14.5	9.5	1.8	—

Total	$1,265.4	$98.1	$195.0	$174.1	$798.2

(1)

Total debt includes both the current and long-term portions of debt, excluding original issue discounts of $3.0 million, as reported in Note 5, Financing Arrangements, to the consolidated financial statements.

(2)

Represents estimated contractual interest payments for fixed-rate debt only. We are not able to estimate reasonably the cash payments for interest associated with variable-rate debt due to the significant estimation required relating to both market interest rates as well as projected principal payments.

(3)

Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. The expected payments associated with these plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns. Due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension postretirement benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments.

(4)

Purchase obligations are primarily comprised of service agreements related to telecommunication, information technology, utilities and other manufacturing plant services and certain capital commitments.

The table also excludes the liability for unrecognized income tax benefits, since we cannot predict with reasonable certainty the timing of cash settlements, if any, with the respective taxing authorities. At December 31, 2011, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $15.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all of our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within Shareholders’ Equity on our consolidated balance sheets on an annual basis and amortized them into our operating results over the average remaining life expectancy of the plan participants for the majority of our U.S. and foreign plans and over the remaining service period of plan participants for certain non-U.S. benefit plans, to the extent such gains and losses were outside of a corridor. Beginning in 2011, we have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur because it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. These gains and losses are generally only measured annually as of December 31 and accordingly, will be recorded during the fourth quarter of each year. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Annual Report on Form 10-K have been adjusted to apply the new method retrospectively. The majority of our net periodic benefit cost is captured within Corporate and eliminations and accordingly the annual recognition of actuarial gains and losses will be therin. The effect of the change on retained earnings as of January 1, 2009 was a reduction of $247.8 million, with a corresponding offset to accumulated other comprehensive income. See Note 2, Change in Accounting Principle, for a presentation of our operating results before and after the application of this accounting change.

Significant accounting policies are described more fully in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable considering the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

24  POLYONE  CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

•    The weighted average discount rates used to value our pension and other post-retirement liabilities as of December 31, 2011 were 5.11% and 4.51%, respectively. As of December 31, 2011, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $27.5 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2011 would result in a change of approximately $1.2 million in net periodic benefit cost.

•    The weighted-average expected return on assets was 8.50% for 2011, 2010 and 2009. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 50 basis points as of December 31, 2011 would result in a change of approximately $1.7 million in net periodic benefit cost.

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

•     We estimated fair value using the best information available to us, including market information and discounted cash flow projections also referred to as the income approach.

•    The income approach requires us to make assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures.

•    If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

•     Based on our 2011 annual impairment test, the fair value of each of our reporting units exceeded the corresponding carrying value by at least 30%.

•    In connection with the acquisition of ColorMatrix, we identified $15.9 million of acquired in-process research and development (IPR&D). Identified IPR&D acquired in a business combination is accounted for as an indefinite-lived intangible asset until the project is complete. Upon completion projects are reclassified to technology and amortized over their useful lives.

•     We estimate fair value using the best information available to us, including market information and discounted cash flow projections also referred to as the income approach.

•     The income approach requires us to make assumptions and estimates regarding projected economic and market conditions, growth rates, and operating margins.

• No indicators of impairment were identified since the acquisition of ColorMatrix, December 21, 2011.

•    At December 31, 2011, our balance sheet reflected $96.3 million of indefinite lived tradename assets, which includes, $33.2 million associated with the trade name acquired as part of the acquisition of GLS and $63.1 million associated with trade names acquired as part of the ColorMatrix acquisition.

•    We estimate the fair value of tradenames using a “relief from royalty payments” approach. This approach involves two steps: (1) estimating reasonable royalty rate for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the tradename.

• If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived tradenames.

25  POLYONE  CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

•   The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2011 aggregating $14.5 million against such assets based on our current assessment of future operating results and these other factors.

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

Environmental Liabilities
• Based upon estimates prepared by our environmental engineers and consultants, we have $76.2 million accrued at December 31, 2011 to cover probable future environmental remediation expenditures.

•   This accrual represents our best estimate of the remaining probable remediation costs based upon information and technology currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. Changes during the past five years have primarily resulted from changes in the estimate of future remediation costs at existing sites and payments made each year for remediation costs that were already accrued.

• If further developments or resolution of these matters are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period.

26  POLYONE  CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

• For SARs granted during 2011 and 2010, the option pricing model used was the Black-Scholes method. We determine the fair value of our SARs granted in 2009 based on a Monte Carlo simulation method.
• We determine the fair value of our market-based and performance-based nonvested share awards at the date of grant using generally accepted valuation techniques.

27  POLYONE  CORPORATION

Future Adoption of Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We will adopt the provisions of ASU 2011-04 in the first quarter of 2012, and do not believe the adoption of this update will materially impact our financial statements.

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

28  POLYONE  CORPORATION

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

Interest rate exposure — Interest on our $300.0 million term loan is currently based upon LIBOR (subject to a 1.25% floor) plus a margin. Interest on our revolving credit facility is currently based upon LIBOR, plus a margin. All other debt is at fixed rates. There would be no impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2011, because LIBOR is more than 10% below the 1.25% floor on our term loan and we had no borrowings under our revolving credit facility.

Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange contracts, which had a fair value of $0.1 million at December 31, 2011. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29  POLYONE  CORPORATION

MANAGEMENT’S REPORT

The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The financial statements and disclosures included in this Annual Report fairly present in all material respects the financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2011.

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2011 and found them to be effective.

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

We acquired a controlling interest in ColorMatrix on December 21, 2011, and it represented 23% of our total assets as of December 31, 2011. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include ColorMatrix. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2011 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 63 of this Annual Report, which concludes that as of December 31, 2011, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/S/ STEPHEN D. NEWLIN	/S/ ROBERT M. PATTERSON
Stephen D. Newlin	Robert M. Patterson
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 17, 2012

30  POLYONE  CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders PolyOne Corporation

We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ColorMatrix, which is included in the 2011 consolidated financial statements of PolyOne Corporation and constituted 23% of total assets as of December 31, 2011. Our audit of internal control over financial reporting of PolyOne Corporation also did not include an evaluation of the internal control over financial reporting of ColorMatrix.

In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation as of December 31, 2011, and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 17, 2012, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders PolyOne Corporation

We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for recognizing actuarial gains and losses for pension and other post-retirement benefits for all defined benefit plans effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

February 17, 2012

31  POLYONE  CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2011	Adjusted 2010	Adjusted 2009
Sales	$2,863.5	$2,621.9	$2,060.7
Cost of sales	2,400.8	2,193.1	1,736.9

Gross margin	462.7	428.8	323.8
Selling and administrative	381.7	296.2	216.9
Impairment of goodwill	—	—	5.0
Income related to equity affiliates	152.0	42.0	35.2

Operating income	233.0	174.6	137.1
Interest expense, net	(33.7)	(31.5)	(34.3)
Premium on early extinguishment of long-term debt	(0.9)	(29.5)	—
Other income (expense), net	0.3	(2.3)	(9.6)

Income before income taxes	198.7	111.3	93.2
Income tax (expense) benefit	(26.1)	51.3	13.5

Net income	$172.6	$162.6	$106.7

Earnings per common share:
Basic earnings	$1.87	$1.75	$1.15
Diluted earnings	$1.83	$1.69	$1.14

Cash dividends declared per share	$0.16	$—	$—

Weighted-average shares used to compute earnings per common share:
Basic	92.2	93.1	92.4
Diluted	94.3	96.0	93.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

32  POLYONE  CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions)	2011	Adjusted 2010
ASSETS
Current assets
Cash and cash equivalents	$191.9	$378.1
Accounts receivable (less allowance of $4.8 in 2011 and $4.1 in 2010)	321.0	294.5
Inventories	245.2	211.3
Other current assets	85.4	55.1
Total current assets	843.5	939.0
Property, net	393.6	374.4
Investment in equity affiliates and nonconsolidated subsidiary	—	2.7
Goodwill	396.7	164.1
Other intangible assets, net	342.5	67.8
Deferred income tax assets	8.8	59.7
Other non-current assets	95.4	64.2

Total assets	$2,080.5	$1,671.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3.0	$20.0
Accounts payable	294.8	269.0
Accrued expenses and other liabilities	144.6	145.8

Total current liabilities	442.4	434.8
Long-term debt	704.0	432.9
Post-retirement benefits other than pensions	18.9	19.4
Pension benefits	203.6	154.5
Other non-current liabilities	123.3	114.3
Commitments and Contingencies (See Note 12)
Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued in 2011 and 2010	1.2	1.2
Additional paid-in capital	1,042.7	1,059.4
Accumulated deficit	(84.9)	(257.5)
Common shares held in treasury, at cost, 33.4 shares in 2011 and 28.3 shares in 2010	(369.4)	(305.6)
Accumulated other comprehensive (loss) income	(1.3)	18.5

Total shareholders’ equity	588.3	516.0

Total liabilities and shareholders’ equity	$2,080.5	$1,671.9

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

33  POLYONE  CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2011	Adjusted 2010	Adjusted 2009
Operating activities
Net income	$172.6	$162.6	$106.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.5	55.2	64.8
Deferred income tax (benefit) provision	3.6	(69.0)	5.7
Premium on early extinguishment of long-term debt	0.9	27.8	—
Provision for doubtful accounts	2.0	2.5	3.3
Stock compensation expense	5.4	4.4	2.6
Impairment of goodwill	—	—	5.0
Companies carried at equity interest:
Income related to equity affiliates	(152.0)	(42.0)	(35.2)
Dividends and distributions received	6.0	24.2	36.5
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	5.4	(24.9)	1.3
(Increase) decrease in inventories	4.7	(29.2)	57.4
Increase in accounts payable	13.8	31.9	76.3
(Decrease) in sale of accounts receivable	—	—	(14.2)
Increase (Decrease) in pension and other post-retirement benefits	30.2	(38.0)	(89.1)
(Decrease) Increase in accrued expenses and other	(77.6)	35.3	8.6

Net cash provided by operating activities	72.5	140.8	229.7
Investing activities
Capital expenditures	(54.1)	(39.5)	(31.7)
Business acquisitions and related deposits, net of cash acquired	(508.4)	(3.3)	(11.5)
Proceeds from sale of investment in equity affiliates and other assets	140.0	41.1	17.0

Net cash used in investing activities	(422.5)	(1.7)	(26.2)
Financing activities
Change in short-term debt	—	(0.4)	(5.7)
Issuance of long-term debt, net of discounts and debt issuance costs	285.5	353.6	—
Repayment of long-term debt	(42.9)	(317.1)	(20.0)
Purchase of common shares for treasury	(73.6)	—	—
Premium on early extinguishment of long-term debt	(0.9)	(27.8)	—
Cash dividends paid	(11.1)	—	—
Proceeds from the exercise of stock options	6.9	7.4	—

Net cash provided (used) by financing activities	163.9	15.7	(25.7)
Effect of exchange rate changes on cash	(0.1)	0.6	0.6

(Decrease) Increase in cash and cash equivalents	(186.2)	155.4	178.4
Cash and cash equivalents at beginning of year	378.1	222.7	44.3

Cash and cash equivalents at end of year	$191.9	$378.1	$222.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

34  POLYONE  CORPORATION

Consolidated Statements of Shareholders’ Equity

	Common Shares			Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Total	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Common Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2009 – as previously reported	122.2	(29.9)	$218.3	$1.2	$1,065.0	$(279.0)	$(323.8)	$(245.1)
Cumulative effect of change in accounting principle (Refer to Note 2)	—	—	—	—	—	(247.8)	—	247.8

Balance January 1, 2009—adjusted	122.2	(29.9)	218.3	1.2	1,065.0	(526.8)	(323.8)	2.7

Comprehensive income:
Net income			106.7			106.7
Translation adjustment			0.7					0.7
Prior service credit recognized during the year, net of tax of $0.0			28.5					28.5
Unrealized gain on available-for-sale securities			0.2					0.2

Total comprehensive income			136.1
Stock-based compensation and benefits and exercise of options		0.2	3.3		0.5		2.8

Balance December 31, 2009	122.2	(29.7)	$357.7	$1.2	$1,065.5	$(420.1)	$(321.0)	$32.1

Comprehensive income:
Net income			162.6			162.6
Translation adjustment			(4.3)					(4.3)
Prior service credit recognized during the year, net of tax of $7.3			(9.3)					(9.3)

Total comprehensive income			149.0
Stock-based compensation and benefits and exercise of options		1.4	9.3		(6.1)		15.4

Balance December 31, 2010	122.2	(28.3)	$516.0	$1.2	$1,059.4	$(257.5)	$(305.6)	$18.5

Comprehensive income:
Net income			172.6			172.6
Translation adjustment			(9.0)					(9.0)
Prior service credit recognized during the year, net of tax of $6.5			(10.8)					(10.8)

Total comprehensive income			152.8
Cash dividend declared			(14.6)		(14.6)
Repurchase of common shares		(6.0)	(73.6)				(73.6)
Stock-based compensation and benefits and exercise of options		0.9	7.7		(2.1)		9.8

Balance December 31, 2011	122.2	(33.4)	$588.3	$1.2	$1,042.7	$(84.9)	$(369.4)	$(1.3)

The accompanying notes to financial statements are an integral part of these statements.

35  POLYONE  CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our operations are located primarily in the United States, Europe, Canada, Asia, Mexico, and Brazil. Our operations are reported in four reportable segments: Global Specialty Engineered Materials; Global Color, Additives and Inks; Performance Products and Solutions; and PolyOne Distribution. See Note 16, Segment Information, for more information.

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

36  POLYONE  CORPORATION

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested for impairment at the reporting unit level. Our reporting units have been identified at the operating segment level or in some cases one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.

Our annual measurement date for testing impairment of goodwill and other indefinite-lived intangibles, including in-process research and development, is October 1st. We completed our testing of impairment on October 1, 2011, noting no impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2012. Refer to Note 19, Fair Value, for further discussion of our approach for assessing fair value of goodwill.

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

Derivative Financial Instruments

FASB ASC Topic 815, Derivative and Hedging, requires that all derivative financial instruments, such as foreign exchange contracts,

be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them. We are exposed to foreign currency changes in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation.

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

Pension and Other Post-retirement Plans

We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. This standard requires us to (1) recognize the funded status of the benefit plans in our statement of financial position, (2) recognize, as a component of other comprehensive income or net periodic benefit cost, the gains or losses and prior service costs or credits that arise during the period, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of prior service costs or credits and transition assets or obligations. Additionally, on January 1, 2011, we elected to change our method for recognizing actuarial gains and losses for pension and other postretirement benefits. In accordance with FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Annual Report on Form 10-K have been adjusted to apply the new method retrospectively. See Note 2, Change in Accounting Principle, for further discussion.

37  POLYONE  CORPORATION

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive loss at December 31, 2011 and 2010 are as follows:

(In millions)	2011	Adjusted 2010
Foreign currency translation adjustments	$(17.6)	$(8.6)
Transition obligation and prior service costs	16.1	26.9
Unrealized gain in available-for-sale securities	0.2	0.2

	$(1.3)	$18.5

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

Foreign Currency Translation

Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries and equity investees are translated using the exchange rate at the end of the period. The resulting translation adjustment is recorded as accumulated other comprehensive income or loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in other income (expense), net in the accompanying consolidated statements of operations.

Revenue Recognition

We recognize revenue when the revenue is realized or realizable and has been earned. We recognize revenue when a firm sales agreement is in place, shipment has occurred and collectability is reasonably assured.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Research and Development Expense

Research and development costs, which were $36.9 million in 2011, $33.8 million in 2010 and $30.2 million in 2009, are charged to expense as incurred.

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

Share-Based Compensation

We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated statements of operations. As of December 31, 2011, we had one active share-based employee compensation plan, which is described more fully in Note 15, Share-Based Compensation.

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

38  POLYONE  CORPORATION

Note 2 — CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all of our defined benefit plans. Historically, we recognized actuarial gains and losses in accumulated other comprehensive income within Shareholders’ Equity on our consolidated balance sheets on an annual basis and amortized them into our operating results over the average remaining life expectancy of the plan participants for the majority of our U.S. and foreign benefit plans and over the remaining service period of plan participants for a certain non-U.S. benefit plans, to the extent such gains and losses were outside of a corridor. Beginning in 2011 we have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur because it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. This change will improve the transparency in our operating results by more quickly recognizing the effects of economic and interest rate trends on plan obligations, investments and assumptions. These gains and losses are generally only measured annually as of December 31 and accordingly, will be recorded during the fourth quarter of each year. In accordance with FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Annual Report on Form 10-K have been adjusted to apply the new method retrospectively. The majority of our net periodic benefit cost is captured within Corporate and eliminations and accordingly the annual recognition of actuarial gains and losses will be therin. The effect of the change on retained earnings as of January 1, 2009 was a reduction of $247.8 million, with a corresponding offset to accumulated other comprehensive income.

We have presented the effects of the change in accounting principle on our consolidated financial statements for 2011, 2010 and 2009 below. The following table presents the significant effects of the change in accounting for benefit plans on our historical statements of operations, balance sheet, and statement of cash flows.

Statements of Operations Information

	Year Ended December 31, 2011
(In millions, except per share data)	Prior Accounting Method	Effect of Accounting Change	As Reported
Cost of sales	$2,399.1	$1.7	$2,400.8

Selling and administrative	309.6	72.1	381.7

Income before income taxes	272.5	(73.8)	198.7
Income tax (expense) benefit	(54.6)	28.5	(26.1)

Net income	$217.9	$(45.3)	$172.6

Earnings per common share:
Basic earnings	$2.36	$(0.49)	$1.87
Diluted earnings	$2.31	$(0.48)	$1.83

	Year Ended December 31, 2010
(In millions, except per share data)	Originally Reported	Effect of Accounting Change	As Adjusted
Cost of sales	$2,193.0	$0.1	$2,193.1

Selling and administrative	296.6	(0.4)	296.2

Income before income taxes	111.0	0.3	111.3
Income tax benefit (expense)	51.6	(0.3)	51.3

Net income	$162.6	$–	$162.6

Earnings per common share:
Basic earnings	$1.75	$–	$1.75
Diluted earnings	$1.69	$–	$1.69

39  POLYONE  CORPORATION

	Year Ended December 31, 2009
(In millions, except per share data)	Originally Reported	Effect of Accounting Change	As Adjusted
Cost of sales	1,738.5	(1.6)	1,736.9

Selling and administrative	272.3	(55.4)	216.9

Income before income taxes	36.2	57.0	93.2
Income tax benefit	13.3	0.2	13.5

Net income	$49.5	$57.2	$106.7

Earnings per common share:
Basic earnings	$0.54	$0.61	$1.15
Diluted earnings	$0.53	$0.61	$1.14

Consolidated Balance Sheet Information

	December 31, 2011
(In millions)	Prior Accounting Method	Effect of Accounting Change	As Reported
Additional paid-in-capital	$1,057.3	$(14.6)	$1,042.7
Retained earnings (accumulated deficit)	136.4	(221.3)	(84.9)
Accumulated other comprehensive (loss) income	(237.2)	235.9	(1.3)

	December 31, 2010
(In millions)	Originally Reported	Effect of Accounting Change	As Adjusted
Accumulated deficit	$(66.9)	$(190.6)	$(257.5)
Accumulated other comprehensive (loss) income	(172.1)	190.6	18.5
Consolidated Statement of Cash Flows Information

	Year Ended December 31, 2011
(In millions)	Prior Accounting Method	Effect of Accounting Change	As Reported
Operating Activities
Net income	$217.9	$(45.3)	$172.6
(Decrease) increase in pensions and other post-retirement benefits	(15.1)	45.3	30.2

	Year Ended December 31, 2010
(In millions)	Originally Reported	Effect of Accounting Change	As Adjusted
Operating Activities
Net income	$162.6	$–	$162.6
(Decrease) increase in pensions and other post-retirement benefits	(38.0)	–	(38.0)

	Year Ended December 31, 2009
(In millions)	Originally Reported	Effect of Accounting Change	As Adjusted
Operating Activities
Net income	$49.5	$57.2	$106.7
(Decrease) increase in pensions and other post-retirement benefits	(31.9)	(57.2)	(89.1)

40  POLYONE  CORPORATION

Note 3 — BUSINESS COMBINATIONS

On December 21, 2011, PolyOne, pursuant to the terms of an Agreement and Plan of Merger (Merger Agreement) with ColorMatrix Group, Inc. and Audax ColorMatrix Holdings, LLC, acquired all of the equity of ColorMatrix Group, Inc. (ColorMatrix). ColorMatrix is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The Acquisition reflects our strategy to expand our specialty business and our international presence.

The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million. The Acquisition was on a debt-free basis. PolyOne funded the purchase price with a combination of cash on hand and net proceeds of $285.5 from the new senior secured term loan, discussed in Note 5, Financing Arrangements. We incurred approximately $3.3 million of acquisition costs related to this acquisition, which are included within the selling and administrative line in our consolidated statement of operations. The amounts of revenue and earnings of ColorMatrix included in the Company’s consolidated statements of operations since the acquisition date are immaterial.

The purchase price allocation is preliminary and will be finalized as we complete our assessment of deferred income taxes, acquired property, intangibles, obligations and finalize the working capital set forth in the purchase agreement.

The following table presents the preliminary allocation of purchase price related to the ColorMatrix business as of December 31, 2011.

(In millions)
Cash and cash equivalents	$1.9
Accounts receivables	30.7
Inventories	32.8
Other current assets	7.1
Property, net	25.4
Other non-current assets	1.3
Other intangible assets, net	276.0
Goodwill	225.8

Total assets acquired	601.0
Accounts payable	$16.2
Accrued expenses and other liabilities	3.5
Other non-current liabilities	93.3

Total liabilities assumed	113.0
Net assets acquired	$488.0

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. As of December 31, 2011, approximately $40.7 million of goodwill acquired as part of the acquisition of ColorMatrix is deductible for tax purposes. Goodwill has been allocated to the Global Color, Additives, and Inks operating segment on the basis that the cost identified will primarily benefit this segment of the business.

The Company has preliminarily estimated the fair value of ColorMatrix’s identifiable intangible assets as $276.0 million. The preliminary allocation of identifiable intangible assets is as follows:

(In millions)	Fair Value	Weighted average Remaining Useful Lives
Trade Names	$63.1	Indefinite
Existing Technology	72.1	16 years
Customer Relationships	124.9	25 Years
In-Process Research and Development	15.9	Indefinite

Total Identifiable Intangible Assets	$276.0

The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition had taken place on January 1, 2010. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor its it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements, and additional revenues, costs, and expenses associated with additional investments in this business.

(In millions)	2011	2010
Net Sales	$3,063.7	$2,811.3
Net Income	175.7	167.8

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; depreciation and amortization related to fair value adjustments to property, plant, and equipment and intangible assets; and (4) interest expense on acquisition-related debt and the elimination of historical debt.

41  POLYONE  CORPORATION

On October 6, 2011, we entered into an agreement with E.A. Juffali & Brothers Company Limited to form a joint venture that will enable PolyOne to expand its Global Color and Additives business into the Middle East. The new joint venture will be 51% owned by PolyOne, will be based in Jeddah, Saudi Arabia and remains subject to approvals by the government of the Kingdom of Saudi Arabia (Kingdom) and other customary conditions to formation of a company in the Kingdom.

On January 3, 2011, we acquired all outstanding shares of Uniplen, a leading Brazilian producer of specialty engineered materials and distributor of thermoplastics. The Uniplen transaction was completed for a cash purchase price of $21.8 million with a potential for further consideration payable over three years based on achieving certain performance metrics. This acquisition resulted in $6.3 million of goodwill and $2.8 million of identifiable intangible assets. Uniplen’s revenues and net income for 2011 are immaterial to our consolidated statement of operations.

On October 1, 2010, we acquired all outstanding shares of Polimaster, a specialty color business in Brazil for a cash purchase price of $3.3 million paid at closing, resulting in goodwill of $0.4 million.

On December 23, 2009, we acquired substantially all of the assets of New England Urethane (NEU), a specialty healthcare engineered materials provider, for a cash purchase price of $11.5 million paid at close and further consideration of $0.5 million paid during 2011, resulting in goodwill of $4.5 million and $5.9 million of identifiable intangible assets.

Note 4 — GOODWILL AND INTANGIBLE ASSETS

The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill. The acquisition of ColorMatrix resulted in a preliminary goodwill amount of $225.8 million being recorded in 2011. The acquisition of Uniplen resulted in $6.3 million of goodwill being recorded in 2011.

Goodwill as of December 31, 2011 and 2010, and changes in the carrying amount of goodwill by segment was as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance at January 1, 2010	$82.4	$72.1	$7.4	$1.6	$163.5
Acquisitions of businesses	—	0.4	—	—	0.4
Translations and other adjustments	0.2	—	—	—	0.2

Balance at December 31, 2010	$82.6	$72.5	$7.4	$1.6	$164.1
Acquisitions of businesses	6.3	225.8	—	—	232.1
Translations and other adjustments	0.3	0.2	—	—	0.5

Balance at December 31, 2011	$89.2	$298.5	$7.4	$1.6	$396.7

Total accumulated goodwill impairment losses were $203.3 million as of December 31, 2011 and 2010. Of these accumulated impairment losses, $12.2 million relates to Global Specialty Engineered Materials, $16.1 million relates to Global Color Additives and Inks, and $175.0 million relates to Performance Products and Solutions.

At December 31, 2011, PolyOne had $112.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name of $33.2 million acquired as part of the 2008 acquisition of GLS Corporation (GLS), trade names of $63.1 million acquired as part of the acquisition of ColorMatrix and $15.9 million of in-process research and development (R&D) acquired as part of the ColorMatrix acquisition. Acquired in-process (R&D) is accounted for as an indefinite-lived intangible asset until the project is complete. Upon completion projects are reclassified to technology and amortized over their useful lives. In-process R&D consists of two projects which we expect to be completed within the next two years.

42  POLYONE  CORPORATION

Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2011
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$169.5	$(17.7)	$0.7	$152.5
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	82.0	(4.9)	0.1	77.2
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9

Total	$375.1	$(33.4)	$0.8	$342.5

	As of December 31, 2010
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$42.2	$(14.6)	$—	$27.6
Sales contracts	11.4	(10.6)	—	0.8
Patents, technology and other	9.4	(4.3)	1.1	6.2
Indefinite-lived trade-names	33.2	—	—	33.2

Total	$96.2	$(29.5)	$1.1	$67.8

Amortization of other finite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009 was $3.8 million, $3.7 million and $3.3 million, respectively. As of December 31, 2011, we expect amortization expense on other finite-lived intangibles for the next five years as follows: 2012 — $13.0 million; 2013 — $13.0 million; 2014 — $12.9 million; 2015 — $12.7 million; and 2016 — $12.7 million.

Note 5 — FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:

(Dollars in millions)	December 31, 2011 (1)	December 31, 2010 (1)
6.58% medium-term notes due 2011	—	20.0
8.875% senior notes due 2012	—	22.9
7.500% debentures due 2015	50.0	50.0
Senior secured term loan due 2017	297.0	—
7.375% senior notes due 2020	360.0	360.0

Total long-term debt	$707.0	$452.9
Less current portion	3.0	20.0

Total long-term debt, net of current portion	$704.0	$432.9

(1)	Book values include unamortized discounts, where applicable.

On December 21, 2011, the Company entered into a senior secured term loan facility having an aggregate principal amount of $300.0 million. We used the net proceeds from the term loan to partially fund the acquisition of ColorMatrix. The term loan was recorded at par value less an unamortized discount of $3.0 million, which will be amortized over the life of the debt.

The interest rate per annum under the term loan is, at PolyOne’s option, either LIBOR (subject to a 1.25% floor) or a Prime rate, plus an applicable margin percentage. The applicable margin is variable based upon our leverage ratio being greater than 2.25x. The current LIBOR and Prime rate margin is 3.75% and 2.75%, respectively, per annum. The effective interest rate, including deferred financing costs, on the term loan was 5.7% during 2011.

The obligations of PolyOne under the term loan are secured by a first lien on certain existing and future property and assets of PolyOne and certain of its U.S. subsidiaries, a 100% pledge of the voting capital stock of PolyOne’s U.S. subsidiaries, a 65% pledge of the voting capital stock of PolyOne’s direct foreign subsidiaries (subject to certain exceptions), and a second lien on U.S. accounts receivable and inventory. The term loan agreement contains customary covenants including various financial covenants. The financial covenants include an interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures. We were in compliance with all financial covenants as of December 31, 2011.

43  POLYONE  CORPORATION

The term loan includes annual principal payments of $3.0 million, and the remaining balance matures on December 20, 2017. In addition, subject to certain thresholds and exceptions, PolyOne will be required to prepay the loans outstanding under the term loan with (i) net cash proceeds from non-ordinary course sales of property and assets of PolyOne or any of its subsidiaries, (ii) net cash proceeds from the issuance or incurrence of additional debt of PolyOne or any of its subsidiaries, and (iii) a portion of the amount of its excess cash flow (as defined in the term loan agreement) in any fiscal year.

On December 21, 2011, we retired our accounts receivable facility that was set to mature in June 2012 and replaced it with a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. A portion of the revolving credit facility is available for letters of credit and swing line loans of up to $50.0 million. We have the option to increase the availability under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase.

The obligations of PolyOne and certain of its U.S. subsidiaries under the senior secured revolving credit facility are secured on a first priority basis by U.S. accounts receivable and inventory, and a second priority lien on the assets that secure the term loan facility. The obligations of PolyOne’s Canadian subsidiaries, which may be borrowers under the revolving credit facility, are secured by Canadian accounts receivable and inventory as well as the assets that secure the obligations of PolyOne and its U.S. subsidiaries. The interest rates per annum applicable to loans under the revolving credit facility will be, at PolyOne’s option, equal to either (i) a base rate or (ii) a LIBOR rate, for one-, two- or three-month interest periods, in each case plus an applicable margin percentage. The margin is variable based upon our quarterly excess availability. The current margin percentage is (i) 1.00% per annum in the case of base rate advances, and (ii) 2.00% per annum in the case of LIBOR rate advances.

The agreement governing the revolving credit facility contains customary covenants including maximum capital expenditures and a financial covenant to maintain a minimum fixed charge coverage ratio of 1.1x, which only comes to effect when excess availability falls below 10% of the maximum credit. The revolving credit facility also requires the payment of an unused commitment fee of 0.5% per annum prior to April 1, 2012, and 0.5% subsequent to April 1, 2012 if the average daily balance is less than 50% of the maximum facility and 0.375% per annum if the average daily balance is equal to or greater than 50% of the maximum facility. As of December 31, 2011, we were in compliance with all covenants, there were no outstanding borrowings, and we had availability of $148.2 million under the revolving credit facility.

During 2011, we incurred $12.5 million in debt financing related fees. These costs are included in Other current and Other non-current assets and will be amortized over the life of their respective agreements.

In November 2011, we repurchased the aggregate principal of $22.9 million of our 8.875% senior notes due 2012 at a premium of $0.9 million.

In September 2010, we issued $360 million of senior unsecured notes at par that mature in September 2020 and bear interest at 7.375% per annum, payable semi-annually in arrears on March 15th and September 15th of each year. Deferred financing costs of $7.3 million from the issuance are included in Other non-current and other current assets and will be amortized over 10 years, the term of the senior unsecured notes. We used a portion of the net proceeds from the issuance of these notes to repurchase $257.1 million aggregate principle amount of our 8.875% senior notes due May 2012 at a premium of $25.7 million. The tender premium, $0.7 million of other debt extinguishment costs and the write-off of deferred note issuance costs of $1.7 million are shown within the Debt extinguishment costs line in our Consolidated Statement of Operations.

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

Aggregate maturities of long-term debt for the next five years are: 2012 — $3.0 million; 2013 — $3.0 million; 2014 — $3.0 million; 2015 — $53.0 million; 2016 — $3.0 million; and thereafter — $645.0 million.

Included in Interest expense, net for the years ended December 31, 2011, 2010 and 2009 was interest income of $0.7 million, $2.9 million and $3.2 million respectively. Total interest paid on long-term and short-term borrowings was $32.0 million in 2011, $30.3 million in 2010 and $34.0 million in 2009.

44  POLYONE  CORPORATION

Note 6 — LEASING ARRANGEMENTS

We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $21.6 million in 2011, $22.4 million in 2010 and $20.6 million in 2009.

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2011 were as follows: 2012 — $22.5 million; 2013 — $18.0 million; 2014 — $13.5 million; 2015 — $8.7 million; 2016 — $6.0 million; and thereafter — $14.8 million.

Note 7 — ACCOUNTS RECEIVABLE

Accounts receivable as of December 31 consist of the following:

(In millions)	2011	2010

Trade accounts receivable	$325.8	$135.4
Retained interest in securitized accounts receivable	—	163.2
Allowance for doubtful accounts	(4.8)	(4.1)

Accounts receivable	$321.0	$294.5

The following table details the changes in allowance for doubtful accounts:

(In millions)	2011	2010	2009

Balance at beginning of the year	$(4.1)	$(5.9)	$(6.7)
Provision for doubtful accounts	(2.0)	(2.5)	(3.3)
Accounts written off	1.0	4.1	4.0
Translation and other adjustments	0.3	0.2	0.1

Balance at end of year	$(4.8)	$(4.1)	$(5.9)

Note 8 — INVENTORIES

Components of Inventories are as follows:

(In millions)	December 31, 2011	December 31, 2010

At FIFO cost:
Finished products	$157.4	$129.2
Work in process	2.3	2.4
Raw materials and supplies	85.5	79.7

Inventories	$245.2	$211.3

Note 9 — PROPERTY

Components of Property, net are as follows:

(In millions)	December 31, 2011	December 31, 2010

Land and land improvements	$42.3	$43.5
Buildings	287.7	290.0
Machinery and equipment	937.9	909.7

	1,267.9	1,243.2
Less accumulated depreciation and amortization	(874.3)	(868.8)

Property, net	$393.6	$374.4

Depreciation expense was $53.7 million in 2011, $51.5 million in 2010 and $61.5 million in 2009. During 2010 and 2009, we recorded $0.2 million and $8.6 million, respectively, of accelerated depreciation related to restructuring.

Note 10 — OTHER BALANCE SHEET LIABILITIES

Other liabilities at December 31, 2011 and 2010 consist of the following:

	Accrued Expenses		Non-current Liabilities
	December 31,		December 31,
(In millions)	2011	2010	2011	2010

Employment costs	$82.0	$87.5	$21.7	$23.9
Environmental	12.0	16.2	64.2	71.2
Taxes	16.4	17.1	22.3	8.2
Pension and other post-employment benefits	7.3	8.3	—	—
Interest	8.3	7.8	—	—
Other	18.6	8.9	15.1	11.0

Total	$144.6	$145.8	$123.3	$114.3

Note 11 — EMPLOYEE BENEFIT PLANS

As discussed in Note 2, effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all of our defined benefit plans and have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and accordingly, will be recorded during the fourth quarter of each year. In the fourth quarter of 2011, we recognized a pre-tax charge of $83.8 million related to the actuarial losses during the year. We recognized a pre-tax charge of $9.6 million and a $26.4 million pre-tax gain in the fourth quarter of 2010 and 2009, respectively.

45  POLYONE  CORPORATION

We have several pension plans; however, as of December 31, 2011, only certain foreign plans accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service. All U.S. defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants.

On January 15, 2009, we adopted amendments to the Geon Pension Plan (Geon Plan) and the Benefit Restoration Plan (BRP). Effective March 20, 2009, the amendments to the Geon Plan and the BRP permanently froze future benefit accruals and provide that participants will not receive credit under the Geon Plan or the BRP for any eligible earnings paid on or after that date. These actions resulted in a curtailment gain of $19.3 million during 2009.

We also sponsor several unfunded defined benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. On September 1, 2009, we adopted changes to our U.S. post-retirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, were discontinued, and benefits are phased out through December 31, 2012. Only certain employees hired prior to December 31, 1999 are eligible to participate in our subsidized post-retirement health care and life insurance plans. These amendments resulted in a curtailment gain of $21.1 million and decreased the accumulated pension benefit obligation by $58.1 million during 2009.

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2011	2010	2011	2010

Change in benefit obligation:
Projected benefit obligation — beginning of year	$514.4	$498.7	$23.2	$26.6
Service cost	1.6	1.6	—	—
Interest cost	28.3	29.7	1.0	1.2
Actuarial loss (gain)	38.4	24.6	0.4	(0.9)
Participant contributions	—	—	0.8	0.6
Benefits paid	(38.7)	(39.1)	(3.3)	(4.7)
Other	(0.5)	(1.1)	(0.2)	0.4

Projected benefit obligation — end of year	$543.5	$514.4	$21.9	$23.2
Projected salary increases	2.6	2.8	—	—

Accumulated benefit obligation	$540.9	$511.6	$21.9	$23.2

Change in plan assets:
Plan assets — beginning of year	$354.6	$320.6	$—	$—
Actual return on plan assets	(15.9)	40.2	—	—
Company contributions	35.6	33.4	2.5	4.1
Plan participants’ contributions	—	—	0.8	0.6
Benefits paid	(38.7)	(39.1)	(3.3)	(4.7)
Other	—	(0.5)	—	—

Plan assets — end of year	$335.6	$354.6	$—	$—

Under-funded status at end of year	$(207.9)	$(159.8)	$(21.9)	$(23.2)

Plan assets of $335.6 million and $354.6 million as of December 31, 2011 and 2010, respectively, relate to our qualified pension plans that have a projected benefit obligation of $499.3 million and $468.3 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, we were 67% and 76% funded, respectively, in regards to these plans and their respective projected benefit obligation.

Amounts included in the accompanying consolidated balance sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2011	2010	2011	2010

Other non-current assets	$—	$0.2	$—	$—
Current liabilities	4.3	5.0	3.0	3.7
Long-term liabilities	203.6	155.0	18.9	19.5

46  POLYONE  CORPORATION

Amounts recognized in accumulated other comprehensive income (AOCI):

	Pension Benefits		Health Care Benefits
(In millions)	2011	2010	2011	2010

Prior service loss (credit)	$0.3	$0.5	$(17.4)	$(34.9)

Change in AOCI:

	Pension Benefits		Health Care Benefits
(In millions)	2011	2010	2011	2010

AOCI in prior year	$0.5	$1.3	$(34.9)	$(52.3)
Prior service (cost) credit recognized during year	(0.2)	(0.8)	17.4	17.4
Other adjustments	—	—	0.1	—

AOCI in current year	$0.3	$0.5	$(17.4)	$(34.9)

As of December 31, 2011 and 2010, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2011	2010	2011	2010

Projected benefit obligation	$542.8	$509.5	$21.9	$23.2
Accumulated benefit obligation	540.3	511.6	21.9	23.2
Fair value of plan assets	334.9	353.6	—	—

	Pension Benefits		Health Care Benefits
	2011	2010	2011	2010

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.11%	5.71%	4.51%	5.07%
Rate of compensation increase	—	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	8.50%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2019	2018

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

(In millions)	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	1.1	(1.1)

An expected return on plan assets of 8.5% will be used to determine the 2012 pension expense. The expected long-term rate of return on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix by category of asset and estimated future long-term investment returns.

47  POLYONE  CORPORATION

The following table summarizes the components of net period benefit cost that was recognized during each of the years in the three-year period ended December 31, 2011. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(In millions)	2011	2010	2009	2011	2010	2009

Components of net periodic benefit costs:
Service cost	$1.6	$1.6	$1.4	$—	$—	$0.1
Interest cost	28.3	29.7	30.7	1.0	1.2	4.1
Expected return on plan assets	(29.2)	(26.2)	(21.8)	—	—	—
Amortization of prior service cost	0.2	0.8	0.8	(17.4)	(17.4)	(9.1)
Mark-to-market net losses (gains)	83.4	10.6	(20.0)	0.4	(1.0)	(6.4)
Curtailment gains	—	—	(19.3)	—	—	(21.1)
Other	—	—	—	—	0.2	—

Net periodic benefit cost (gain)	$84.3	$16.5	$(28.2)	$(16.0)	$(17.0)	$(32.4)

	Pension Benefits			Health Care Benefits
	2011	2010	2009	2011	2010	2009

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.71%	6.17%	6.61%	5.07%	5.61%	6.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	8.50%	9.25%	9.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	—	2018	2016	2015

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal year 2012 are as follows:

(In millions)	Pension Benefits	Health Care Benefits

Amount of net prior service credit	$—	$(17.4)

Our pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. Our portfolio asset mix considers the duration of plan liabilities, historical and expected returns of the asset investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan and current yield environment. As the funded status of the plan increases, the asset allocation is adjusted to decrease the level of risk. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 70% to 85% in equity securities, 10% to 20% in fixed income securities, and 0% to 10% in alternative investments. These alternative investments may include funds of multiple asset investment strategies and funds of hedge funds.

48  POLYONE  CORPORATION

The fair values of pension plan assets at December 31, 2011 and 2010, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2011				Fair Value of Plan Assets at December 31, 2010
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset category
Cash and cash equivalents	$16.7	$—	$—	$16.7	$17.0	$—	$—	$17.0
Large cap equity funds	27.0	17.0	—	44.0	28.5	16.8	—	45.3
Mid cap equity funds	36.4	—	—	36.4	38.5	—	—	38.5
Small cap equity funds	34.1	—	—	34.1	36.0	—	—	36.0
Global equity funds	50.9	54.2	—	105.1	58.1	59.2	—	117.3
Non-US equity funds	10.5	—	—	10.5	12.6	—	—	12.6
Fixed income funds	24.4	—	—	24.4	39.5	—	—	39.5
Multi-asset mutual fund	32.4	—	—	32.4	25.2	—	—	25.2
Floating rate income fund	32.0	—	—	32.0	21.9	—	—	21.9
Fund of hedge funds	—	—	—	—	—	—	1.3	1.3

Total plan assets	$264.4	$71.2	$—	$335.6	$277.3	$76.0	$1.3	$354.6

Large cap equity funds invest in primarily U.S. publicly-traded equity securities of companies with a market capitalization typically in excess of $10 billion with a focus on growth or value. Mid cap equity funds invest in primarily U.S. publicly-traded equity securities of companies with a market capitalization typically greater than $2 billion but less than $10 billion with a focus on growth or value. Small cap equity funds invest in primarily U.S. publicly-traded equity securities of companies with a market capitalization typically less than $2 billion with a focus on growth or value. Global equity funds invest in publicly-traded equity securities of companies domiciled in the United States, developed international countries, and emerging markets typically with a market capitalization greater than $2 billion with a focus on growth or value. Non-U.S. Equity funds invest in publicly-traded equity securities domiciled outside the United States. The funds take a core approach (including both growth and value companies), are invested across the capitalization spectrum (including large caps and small caps), and specialize in either the developed markets or the emerging markets. Fixed income funds invest primarily in investment grade fixed income securities. The multi-asset mutual fund strategy is based on a diverse range of investments including, but not limited to, investment grade and high yield bonds, international and emerging market bonds, inflation-indexed bonds, equities and commodities. The floating rate income fund strategy is to invest primarily in a diversified portfolio of first and second lien high-yield senior floating rate loans and other floating rate debt securities.

Included in our Level 3 assets for 2010 is a hold back from the 2009 redemption of our investment in funds of hedge funds. We received the cash during 2011.

49  POLYONE  CORPORATION

The following table is a reconciliation of our beginning and ending balances of our Level 3 assets for 2011 and 2010:

(In millions)	2011	2010

Level 3 plan assets — beginning of year	$1.3	$15.2
Return on plan assets still held at year end	—	—
Return on plan assets sold during the year	—	0.1
Purchases, sales and settlements, net	(1.3)	(14.0)

Level 3 plan assets — end of year	$—	$1.3

The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits	Medicare Part D Subsidy
2012	$38.1	$2.8	$0.1
2013	37.8	2.1	0.1
2014	37.8	2.0	0.1
2015	39.0	2.0	0.1
2016	38.4	1.9	0.1
2017 through 2021	193.4	7.9	0.5

We currently estimate that 2012 employer contributions will be $24.2 million to all qualified and nonqualified pension plans and $2.8 million to all health care benefit plans.

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

Following are our contributions to the RSP:

(In millions)	2011	2010	2009
Retirement savings match	$7.1	$6.2	$5.8
Retirement benefit contribution	3.9	3.6	3.7

Total contributions	$11.0	$9.8	$9.5

Note 12 — COMMITMENTS AND CONTINGENCIES

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

50  POLYONE  CORPORATION

Based on estimates prepared by our environmental engineers and consultants, we had accruals totaling $76.2 million and $87.4 million as of December 31, 2011 and 2010, respectively, for probable future environmental expenditures relating to previously contaminated sites. These accruals are included in Accrued expenses and Other non-current liabilities on the accompanying consolidated balance sheets. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2011. However, such additional costs, if any, cannot be currently estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. These remediation costs are expected to be paid over the next 30 years.

The following table details the changes in the environmental accrued liabilities:

	XXXX	XXXX	XXXX	XXXX
(In millions)	2011	2010	2009

Balance at beginning of the year	$87.4	$81.7	$85.6
Environmental remediation expenses	9.7	20.5	11.7
Cash payments	(20.8)	(15.1)	(16.3)
Translation and other adjustments	(0.1)	0.3	0.7

Balance at end of year	$76.2	$87.4	$81.7

Included in Cost of sales in the accompanying consolidated statements of operations are reimbursements of previously incurred environmental costs of $3.3 million, $16.7 million, and $23.9 million in 2011, 2010 and 2009, respectively.

Guarantees — On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $36.6 million as of December 31, 2011. Until the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

Note 13 — OTHER INCOME (EXPENSE), NET

Other expense, net for the years ended December 31, 2011, 2010 and 2009 consist of the following:

	XXXX	XXXX	XXXX	XXXX
(In millions)	2011	2010	2009

Currency exchange gain (loss)	$0.9	$(5.6)	$(0.1)
Foreign exchange contracts (loss) gain	(1.8)	3.8	(7.9)
Fees and discount on sale of trade receivables	(0.9)	(1.1)	(1.3)
Other income (expense), net	2.1	0.6	(0.3)

Other income (expense), net	$0.3	$(2.3)	$(9.6)

Note 14 — INCOME TAXES

Income from continuing operations before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable. Certain foreign operations are branches of PolyOne and are, therefore, subject to United States as well as foreign income tax regulations. As a result, pre-tax income by location and the components of income tax expense by taxing jurisdiction are not directly related.

Income before income taxes for the periods ended December 31, 2011, 2010 and 2009 consists of the following:

	XXXX	XXXX	XXXX	XXXX
(In millions)	2011	2010	2009

Domestic	$148.2	$60.1	$91.3
Foreign	50.5	51.2	1.9

Income before income taxes	$198.7	$111.3	$93.2

51  POLYONE  CORPORATION

A summary of income tax (expense) benefit for the periods ended December 31, 2011, 2010 and 2009 is as follows:

	XXX	XXX	XXX	XXX
(In millions)	2011	2010	2009

Current:
Federal	$(6.4)	$(4.8)	$4.0
State	(1.5)	(0.9)	4.3
Foreign	(14.6)	(12.0)	10.9

Total current	$(22.5)	$(17.7)	$19.2
Deferred:
Federal	$(18.8)	$71.1	$(1.7)
State	13.6	4.5	—
Foreign	1.6	(6.6)	(4.0)

Total deferred	$(3.6)	$69.0	$(5.7)

Total tax benefit (expense)	$(26.1)	$51.3	$13.5

The principal items accounting for the difference in income taxes computed at the U.S. statutory rate for the periods ended December 31, 2011, 2010 and 2009 are as follows:

	XXX	XXX	XXX	XXX
(In millions)	2011	2010	2009

Computed tax expense at 35% of income before income taxes	$(69.5)	$(39.0)	$(32.6)
State tax, net of federal benefit	(2.7)	(3.5)	1.5
Differences in rates of foreign operations	4.0	1.4	4.6
Changes in valuation allowances	13.0	106.4	38.2
Impact of foreign dividends	—	(11.5)	—
Tax benefits associated with O’Sullivan Engineered Films	29.5	—	—
Recognition of uncertain tax positions	(4.5)	(2.0)	1.2
Other, net	4.1	(0.5)	0.6

Income tax (expense) benefit	$(26.1)	$51.3	$13.5

In 2011, we recorded tax benefits associated with our divested investment in O’Sullivan Engineered Films, Inc. of $29.5 million. We also decreased our existing deferred tax asset valuation allowances related to various state and foreign deferred tax assets by $13.0 million, primarily associated with our determination that it is more likely than not that the deferred tax assets will be realized. We review all valuation allowances related to deferred tax assets and adjust these reserves as necessary.

In 2010, we recorded an income tax benefit of $51.3 million primarily related to a tax valuation allowance reversal totaling $107.1 million for the full year. In 2009, we recorded tax benefits of $13.5 million related primarily to tax refunds in both U.S. and foreign jurisdictions.

As of December 31, 2011, we have federal net operating loss carryforwards of $28.1 million that expire at various dates from 2026 through 2031 and combined state net operating loss carryforwards of $244.3 million that expire at various dates from 2012 through 2029. Various foreign subsidiaries have net operating loss carryforwards totaling $59.2 million that expire at various dates from 2012 through 2021. We have provided valuation allowances of $13.0 million against certain foreign and state loss carryforwards.

52  POLYONE  CORPORATION

Components of our deferred tax liabilities and assets as of December 31, 2011 and 2010 were as follows:

(In millions)	2011	2010
Deferred tax liabilities:
Tax over book depreciation	$39.3	$30.5
Intangibles	104.7	5.0
Equity investments	—	9.6
Other, net	10.2	17.9

Total deferred tax liabilities	$154.2	$63.0

Deferred tax assets:
Equity investments	$0.5	$—
Post-retirement benefits other than pensions	7.3	8.1
Employment cost and pension	72.8	62.5
Environmental	25.9	30.0
Net operating loss carryforwards	25.2	17.4
State taxes	20.5	18.4
Alternative minimum tax credit carryforward	—	13.8
Other, net	16.9	14.9

Total deferred tax assets	$169.1	$165.1
Tax valuation allowance	(14.5)	(18.1)

Net deferred tax assets	$0.4	$84.0

No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $205 million at December 31, 2011 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

We made worldwide income tax payments of $32.6 million and received refunds of $1.0 million in 2011. We made worldwide income tax payments of $9.5 million and $15.3 million in 2010 and 2009, respectively, and received refunds of $7.7 million and $15.5 million in 2010 and 2009, respectively.

As of December 31, 2011, we have a $14.2 million liability for uncertain tax positions all of which, if recognized, would impact the effective tax rate. We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2011, 2010 and 2009 we had accrued $1.5 million, $0.9 million, and $0.6 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2011	2010	2009
Balance as of January 1	$9.9	$8.1	$6.3
Additions based on tax positions related to the current year	3.6	1.6	1.0
Additions for tax positions of prior years	1.3	1.0	7.0
Reductions for tax positions of prior years	(0.6)	—	(6.0)
Settlements and other	—	(0.8)	(0.2)

Balance as of December 31	$14.2	$9.9	$8.1

We are no longer subject to U.S. income tax examinations for periods preceding 2007 and, with limited exceptions, for periods preceding 2004 for both foreign and state and local tax examinations.

Note 15 — SHARE-BASED COMPENSATION

Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 includes compensation cost for share-based payment awards based on the grant date fair value estimated in accordance with the provision of FASB ASC Topic 718, Compensation — Stock Compensation. Because share-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise that estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

53  POLYONE  CORPORATION

Equity and Performance Incentive Plans

In May 2010, our shareholders approved the PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP). This plan replaced the 2008 Equity and Performance Incentive Plan (2008 EPIP). The 2008 EPIP was frozen upon the approval of the 2010 EPIP. The 2010 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). A total of 3.0 million common shares were reserved for grants and awards under the 2010 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from shares of PolyOne common shares that are held in treasury.

Share-based compensation is included in Selling and administrative in the accompanying consolidated statements of operations. A summary of compensation expense by type of award follows:

(In millions)	2011	2010	2009
Stock appreciation rights	$2.3	$1.9	$1.2
Restricted stock units	3.1	2.5	1.3
Restricted stock awards	—	—	0.1

Total share-based compensation	$5.4	$4.4	$2.6

Stock Appreciation Rights

During the years ended December 31, 2011, 2010 and 2009, the total number of SARs granted were 539,300, 793,200 and 1,411,400, respectively. Awards granted in 2011 and 2010 vest in one-third increments annually over a three-year service period. Awards granted in 2009 vest in one-third increments annually over a three-year service period and upon the achievement of certain stock price targets. SARs have contractual terms ranging from seven to ten years from the date of the grant.

The SARs granted during 2011 and 2010 were valued using the Black- Scholes method as the awards only have time-based vesting requirements. The expected term of SARs granted was determined based on the “simplified method” described in Staff Accounting Bulletin (SAB) Topic 14.D.2, which is permitted if historical exercise experience is not sufficient. The expected volatility was determined based on the average weekly volatility for our common shares for the expected term of the awards. Expected dividend is determined based upon the declared dividend yield at the time the SAR is granted. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year based on our historical experience.

The SARs granted during 2009 were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The expected term of options granted was set equal to the midpoint between the vesting and expiration dates for each grant. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. Dividends were not included in this calculation because we did not pay dividends at the time of grant. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.

The following is a summary of the assumptions related to the grants issued during 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility (weighted-average)	56%	58%	49.7%
Expected dividends	0.0% — 1.17%	—	—
Expected term (in years)	6.0	4.5	4.5 — 5.6
Risk-free rate	2.70% — 2.86%	2.26%	3.25%
Value of SARs granted	$6.72 — $8.12	$3.90	$0.61 — $0.68

54  POLYONE  CORPORATION

A summary of SAR activity for 2011 is presented below:

(Shares in thousands, dollars in millions, except per share data) Stock Appreciation Rights	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	4,193	$5.84	4.23 years	$28.3
Granted	539	$14.81
Exercised	(958)	$5.62
Forfeited or expired	(40)	$9.34

Outstanding as of December 31, 2011	3,734	$7.15	4.24 years	$18.1

Vested and exercisable as of December 31, 2011	2,258	$6.30	2.91 years	$11.9

The weighted-average grant date fair value of SARs granted during 2011, 2010 and 2009 was $8.12, $3.90, and $0.65, respectively. The total intrinsic value of SARs exercised during 2011 was $8.0 million. The total intrinsic value of SARs exercised during 2010 was $8.9 million and during 2009 was less than $0.1 million. As of December 31, 2011, there was $4.0 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 15 months.

Restricted Stock Units

Restricted Stock Units (RSUs) represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.

During the years ended December 31, 2011 and 2010, the total number of RSUs granted were 336,300 and 510,700, respectively. These RSUs, which vest over a three-year service period, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.

During 2009, 810,100 RSUs, which vest over a three-year service period and the achievement of certain stock price targets, were granted to executives and other key employees. These RSUs were valued using a Monte Carlo simulation method as the award is dependent on the achievement of certain stock price targets. The expected term of the awards granted was set at three years, consistent with the performance period of the awards. The expected volatility was determined to be 53.3% based on the three-year historical average weekly volatility for our common shares. Dividends were not included in this calculation because we did not pay dividends at the time of grant. The risk-free rate of return was estimated as 1.5% based on available yields on U.S. Treasury bills for three-years as of the grant date of the awards. Forfeitures were estimated at 3% per year based on our historical experience.

As of December 31, 2011, 1.6 million RSUs remain unvested with a weighted-average grant date fair value of $6.07. Unrecognized compensation cost for RSUs at December 31, 2011 was $4.6 million, which is expected to be recognized over the weighted average remaining vesting period of 11 months.

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

A summary of option activity in 2011 follows:

(Shares in thousands, dollars in millions, except per share data) Options	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	530	$9.59	1.38 years	$1.6
Exercised	(190)	$8.70
Forfeited or expired	(2)	$12.22

Outstanding, vested and exercisable as of December 31, 2011	338	$10.84	0.81 years	$0.7

The total intrinsic value of stock options that were exercised during 2011 and 2010 was $1.1 million and $1.8 million, respectively. Cash received during 2011 and 2010 for the exercise of stock options was $1.7 million and $7.4 million, respectively. No stock options were exercised during 2009.

55  POLYONE  CORPORATION

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

Effective January 1, 2011, we changed our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all of our defined benefit plans to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses. These gains and losses are generally only measured annually as of December 31 and accordingly, will be recorded during the fourth quarter of each year. The majority of PolyOne’s net periodic benefit cost is reported within Corporate and eliminations in its operating segments results. The impact associated with the accounting change is reflected entirely within Corporate and eliminations and the annual recognition of ongoing actuarial gains and losses will be reflected within Corporate and eliminations.

Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, sales of accounts receivable, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Summary of Significant Accounting Policies. The following is a description of each of our four reportable segments and SunBelt, a previous reportable segment that was sold during 2011.

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

Global Color, Additives and Inks

Global Color, Additives and Inks is a leading provider of specialized color and additive concentrates as well as inks and latexes. Color and additive products include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with non pre-colored base resins, our colorants help customers achieve a wide array of specialized colors and effects that are targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive masterbatches encompass a wide variety of performance enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement. Our colorant and additives masterbatches are used in a broad range of plastics, including those used in food and medical packaging, transportation, building products, pipe and wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Products include proprietary inks and latexes for diversified markets including recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Global Color, Additives and Inks has plants, sales and service facilities located throughout North America, Europe, Asia and South America.

56  POLYONE  CORPORATION

On December 21, 2011, the Company completed the acquisition of all of the outstanding equity interests of ColorMatrix for $486.1 million, net of cash acquired, on a debt-free basis. ColorMatrix is highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. On October 1, 2010, we acquired Polimaster, further extending our global capabilities to South America. Finally, prior to the disposition on November 30, 2010, we had a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets. The equity earnings from BayOne are included in Global Color, Additives and Inks’ results.

Performance Products and Solutions

Performance Products and Solutions is an industry leader offering an array of products and services for vinyl coating, molding and extrusion processors principally in North America. Our product offerings include: vinyl compounds, vinyl resins, and specialty coating materials based largely on vinyl. We believe that Geon Performance Materials is the leading North American vinyl compounder, and the Geon name carries strong brand recognition. These products are sold to manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analyses, process simulations and extruder screw design. Vinyl is utilized across a broad range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. This segment also includes Producer Services, which offers contract manufacturing services to resin producers and polymer marketers. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.

PolyOne Distribution

Our PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American and Asia markets. These products are sold to over 5,700 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.

SunBelt Joint Venture

Our SunBelt Joint Venture consisted entirely of our 50% equity interest in SunBelt, which was sold to Olin Corporation on February 28, 2011. SunBelt, a producer of chlorine and caustic soda, was a partnership with Olin Corporation. Most of the chlorine manufactured by SunBelt is used to produce PVC resin. Caustic soda is sold on the merchant market to customers in the pulp and paper, chemical, building and construction and consumer products industries.

57  POLYONE  CORPORATION

Financial information by reportable segment is as follows:

Year Ended December 31, 2011 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Global Specialty Engineered Materials	$540.2	$34.9	$575.1	$45.9	$14.8	$9.2	$349.7
Global Color, Additives and Inks	542.2	2.4	544.6	43.4	18.9	14.7	913.3
Performance Products and Solutions	789.0	76.4	865.4	62.4	20.0	16.6	287.0
PolyOne Distribution	992.1	4.4	996.5	56.0	0.7	0.2	183.5
SunBelt Joint Venture	—	—	—	5.0	—	—	—
Corporate and eliminations	—	(118.1)	(118.1)	20.3	3.1	13.4	347.0

Total	$2,863.5	$—	$2,863.5	$233.0	$57.5	$54.1	$2,080.5

Year Ended December 31, 2010 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Global Specialty Engineered Materials	$485.2	$32.2	$517.4	$49.7	$13.6	$7.4	$346.3
Global Color, Additives and Inks	524.7	2.7	527.4	37.7	15.8	16.7	338.1
Performance Products and Solutions	703.5	72.8	776.3	54.0	19.8	9.2	287.5
PolyOne Distribution	908.5	3.4	911.9	42.0	1.2	0.3	159.8
SunBelt Joint Venture	—	—	—	18.9	0.2	—	3.2
Corporate and eliminations	—	(111.1)	(111.1)	(27.7)	4.6	5.9	537.0

Total	$2,621.9	$—	$2,621.9	$174.6	$55.2	$39.5	$1,671.9

Year Ended December 31, 2009 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Global Specialty Engineered Materials	$379.1	$23.8	$402.9	$20.6	$13.2	$5.3	$324.1
Global Color, Additives and Inks	458.0	1.8	459.8	25.2	15.8	11.9	344.7
Performance Products and Solutions	600.5	67.2	667.7	33.1	22.3	11.5	282.6
PolyOne Distribution	623.1	2.0	625.1	24.8	1.3	0.3	152.9
SunBelt Joint Venture	—	—	—	25.5	0.3	—	2.0
Corporate and eliminations	—	(94.8)	(94.8)	7.9	11.9	2.7	309.7

Total	$2,060.7	$—	$2,060.7	$137.1	$64.8	$31.7	$1,416.0

Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Gains and losses related to divestiture of equity investments are reflected in Corporate and eliminations. Amounts related to equity affiliates are as follows:

(In millions)	2011	2010	2009
Earnings of equity affiliates:
Global Color, Additives and Inks	$—	$2.6	$2.2
Performance Products and Solutions	—	—	0.5
SunBelt Joint Venture	5.7	23.1	29.7
Subtotal	5.7	25.7	32.4
Corporate and eliminations	146.3	16.3	2.8
Total	$152.0	$42.0	$35.2

58  POLYONE  CORPORATION

Our sales are primarily to customers in the United States, Europe, Canada, South America and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2011	2010	2009
Net sales:
United States	$1,847.7	$1,727.2	$1,308.3
Europe	506.0	464.7	393.7
Canada	259.9	222.9	192.1
Asia	196.3	193.5	160.7
South America	42.2	1.6	—
Other	11.4	12.0	5.9
Long-lived assets:
United States	$235.9	$237.8	$252.8
Europe	94.8	88.3	97.4
Canada	5.9	5.5	5.0
Asia	42.0	38.5	34.8
South America	12.3	1.6	—
Other	2.7	2.7	2.4

Note 17 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

	00	00	00	00
(In millions)	2011	2010	2009
Weighted-average shares — basic:	92.2	93.1	92.4
Plus dilutive impact of stock options and stock awards	2.1	2.9	1.0

Weighted-average shares — diluted:	94.3	96.0	93.4

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted earnings per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.

Outstanding stock awards and options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted earnings per share. The number of anti-dilutive options and awards was 0.5 million, 1.0 million, and 5.3 million at December 31, 2011, 2010 and 2009, respectively.

Note 18 — FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. The fair value of short-term foreign exchange contracts is based on exchange rates at December 31, 2011 and classified as a Level 2 fair value measurement within the fair value hierarchy.

The following table summarizes the contractual amounts of our foreign exchange contracts as of December 31, 2011 and 2010. Foreign currency amounts are translated at exchange rates as of December 31, 2011 and 2010, respectively. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell currencies.

	December 31, 2011		December 31, 2010
Currency (In millions)	Buy	Sell	Buy	Sell
U.S. dollar	$18.1	$—	$56.9	$—
Euro	—	18.1	—	52.7
British pound	—	—	—	4.2

59  POLYONE  CORPORATION

The carrying amounts and fair values of our financial instruments as of December 31, 2011 and 2010 are as follows:

	2011		2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$191.9	$191.9	$378.1	$378.1
Long-term debt
Medium-term notes	—	—	20.0	20.1
8.875% senior notes	—	—	22.9	24.2
7.500% debentures	50.0	52.3	50.0	52.8
7.375% senior notes	360.0	374.4	360.0	374.4
Senior secured term	297.0	297.0	—	—
Foreign exchange contracts	0.1	0.1	(0.4)	(0.4)

Note 19 — FAIR VALUE

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

We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments in active markets and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability.

In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on an annual basis. The implied fair value of goodwill is determined based on significant unobservable inputs, as summarized below, accordingly, these inputs fall within Level 3 of the fair value hierarchy. No impairment charges were included in 2011 or 2010. In the first quarter of 2009, a $5.0 million impairment was recorded as we finalized our impairment analysis from 2008.

We use an income approach, to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. The market approach is used to estimate fair value by applying sales and earnings multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance. Finally, we consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.

Indefinite-lived intangible assets consist of a trade name acquired as part of the January 2008 acquisition of GLS, trade names acquired as part of the December 2011 acquisition of ColorMatrix, and in-process research and development acquired as part of the ColorMatrix acquisition. Indefinite-lived intangible assets are tested for impairment annually at the same time we test goodwill for impairment. Due to the timing of the acquisition, ColorMatrix intangible assets were not tested for impairment during 2011. The fair value of the GLS trade name is calculated using a “relief from royalty payments” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the tradename and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the tradename. Other finite-lived intangible assets, which consist primarily of customer relationships, sales contracts, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 25 years.

60  POLYONE  CORPORATION

Note 20 — FINANCIAL INFORMATION OF EQUITY AFFILIATES

The results of operations of SunBelt, a manufacturer and marketer of chlorine and caustic soda, were included in the SunBelt Joint Venture operating segment through the date of disposition of our equity interest in SunBelt. On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash, the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $36.6 million as of December 31, 2011, and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. We remain obligated under the guarantee, until the guarantee is formally assigned to Olin, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

We recorded a pre-tax gain of $128.2 million, net of associated transaction costs, within Income related to equity affiliates for the sale of our equity interest in SunBelt for the year ended December 31, 2011. Additionally, we recorded a $18.1 million pre-tax gain associated with the estimated first year earn-out of SunBelt for the year-ended December 31, 2011. This gain was based upon SunBelt’s 2011 operating results and payment is expected during the first quarter of 2012.

Summarized financial information for SunBelt follows:

(In millions)	Two Months Ended February 28, 2011	2010	2009
SunBelt:
Net sales	$30.5	$157.3	$167.4
Operating income	$12.7	$53.9	$67.6
Partnership income as reported by SunBelt	$11.5	$46.2	$59.4
PolyOne’s ownership of SunBelt	50%	50%	50%

Earnings of equity affiliate recorded by PolyOne	$5.7	$23.1	$29.7

Summarized balance sheet as of December 31:	2010
Current assets	$21.2
Non-current assets	78.7

Total assets	99.9

Current liabilities	21.3
Non-current liabilities	73.1

Total liabilities	94.4

Partnership interest	$5.5

On November 30, 2010, we sold our interest in BayOne for cash proceeds of $19.3 million and recorded a pre-tax gain of $16.3 million in the fourth quarter 2010 results of operations. Through its disposition on November 30, 2010, we owned 50% of BayOne Urethane Systems, L.L.C. (BayOne), which was included in Global Color, Additives and Inks. On October 13, 2009, we sold our interest in Geon Polimeros Andinos (GPA) for cash proceeds of $13.5 million and recorded a pre-tax gain of $2.8 million in the fourth quarter 2009 results of operations. Through its disposition on October 13, 2009, the former GPA equity affiliate was included in Performance Products and Solutions.

Note 21 — SHAREHOLDERS’ EQUITY

In August 2008, our Board of Directors approved a stock repurchase program authorizing us, to repurchase up to 10.0 million of our common shares, in the open market or in privately negotiated transactions. On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization amount by 5.25 million. We purchased 6.0 million shares at an aggregate price of $73.6 million under these authorizations in 2011. 8.0 million shares remain available for repurchase as of December 31, 2011.

61  POLYONE  CORPORATION

Note 22 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011 Quarters				Adjusted 2010 Quarters
(In millions, except per share data)	Fourth (7)	Third	Second	First (6)	Fourth(5)	Third(4)	Second(3)	First(2)
Sales	$640.4	$735.8	$768.8	$718.5	$617.8	$680.8	$692.9	$630.4
Gross Margin	96.8	114.0	129.2	122.7	87.0	111.3	126.8	103.7
Operating (loss) income	(39.8)	42.5	50.5	179.8	29.8	47.2	63.9	33.7
Net income	12.3	21.6	28.5	110.2	89.9	3.6	48.1	21.0
Earnings per common share:
Basic earnings (1)	$0.14	$0.24	$0.31	$1.17	$0.96	$0.04	$0.52	$0.23
Diluted earnings (1)	$0.13	$0.23	$0.30	$1.14	$0.92	$0.04	$0.50	$0.22

(1)

Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)	Included for the first quarter 2010 are gains of $3.2 million from legal settlements.

(3)	Included for the second quarter 2010 are gains of $18.4 million from insurance and legal settlements.

(4)	Included the third quarter 2010 are debt extinguishment costs of $29.4 million.

(5)

Included the fourth quarter 2010 are: 1) gains of $2.3 million from insurance settlements, 2) a gain of $16.3 million related to the sale of our 50% interest in BayOne, 3) a mark-to-market pension loss adjustment of $9.6 million, and 4) a tax benefit of $90.3 million, comprised of $15.3 million fourth quarter utilization of net operating loss carryforwards and a $75 million reversal of our valuation allowance.

(6)	Included for the first quarter 2011 are gains of $128.2 million from the sale of our equity interest in SunBelt.

(7)

Included for the fourth quarter 2011 are: 1) gains for the SunBelt earn-out of $18.1 million, 2) mark-to-market pension and other post-retirement benefit losses of $83.8 million, 3) a $8.9 million tax benefit primarily associated with the reversal of valuation allowances, and 4) a tax benefit of $29.5 related to our investment in O’Sullivan Engineered Films.

62  POLYONE  CORPORATION

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. We acquired a controlling interest in ColorMatrix on December 21, 2011. As of December 31, 2011, ColorMatrix constituted 23% of our total assets for the year then ended. As the ColorMatrix acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of PolyOne’s disclosure controls and procedures does not include ColorMatrix. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

Management’s annual report on internal control over financial reporting

The following report is provided by management in respect of PolyOne’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.	PolyOne’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.	PolyOne’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	We acquired a controlling interest in ColorMatrix on December 21, 2011. As of December 31, 2011, ColorMatrix constituted 23% of our total assets for the year then ended. As the ColorMatrix acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of PolyOne’s internal control over financial reporting does not include ColorMatrix. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2011 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.	Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2011, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 31 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

63  POLYONE  CORPORATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2012 Annual Meeting of Shareholders (2012 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2012 Proxy Statement.

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

The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2012 Proxy Statement.

The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information about our equity compensation plans is incorporated by reference to the information contained in the 2012 Proxy Statement.

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm during the fiscal years ended December 31, 2011 and 2010 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2012 Proxy Statement.

64  POLYONE  CORPORATION

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of PolyOne Corporation are included in Item 8:

Consolidated	Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated	Balance Sheets at December 31, 2011 and 2010

Consolidated	Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated	Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Notes	to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statements of subsidiaries not consolidated and 50% or less owned entities, as required by Item 15(c) are incorporated by reference to Exhibit 99.1 to this Annual Report on Form 10-K:

Consolidated financial statements of SunBelt Chlor Alkali Partnership as of February 28, 2011, December 31, 2010 and December 31, 2009.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

65  POLYONE  CORPORATION

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
2.1†	Purchase Agreement, dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 3, 2011, SEC File No. 1-16091).
2.2†	Agreement and Plan of Merger, dated as of September 30, 2011, among PolyOne Corporation, 2011 ColorNewton Inc., ColorMatrix Group, Inc., and Audax ColorMatrix Holdings, LLC (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-K filed on October 5, 2011, SEC File No. 1-16091).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2	Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3	Regulations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009, SEC File No. 1-16091)
4.1	Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2	Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
4.3	First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
10.1	Credit Agreement, dated as of December 21, 2011, by and among PolyOne Corporation, Bank of America, N.A. as Administrative Agent, the other Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, both as Joint-Lead Arrangers and Joint-Book Managers.
10.2	Credit Agreement, dated as of December 21, 2011, by and among PolyOne Corporation, PolyOne Canada Inc. the other subsidiaries of PolyOne Corporation party thereto as borrowers or guarantors, the Lenders party thereto, Wells Fargo Capital Finance, LLC, as Administrative and Collateral Agent, Bank of America, N.A. and U.S. Bank National Association, as Syndication Agents, PNC Bank, National Association and Key Bank, N.A., as Documentation Agents, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, both as Joint Lead Arrangers and Bookrunners.
10.3+	Form of Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091).
10.4+	PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010)
10.5+	PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010)
10.6+	Form of Grant of Restricted Stock Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10.7+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10.8+	Form of Grant of Performance Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10.9+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10.10+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10.11+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)
10.12+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10.13+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10.14+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)

66  POLYONE  CORPORATION

Exhibit No.	Exhibit Description
10.15+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
10.16+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10.17+	Schedule of Executives with Management Continuity Agreements
10.18+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10.19+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10.20	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.21	Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.22	Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(c) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.23	Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.24+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.25	Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.26+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008).
10.27+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10.28+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10.29+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.30+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.31+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.32+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.33+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.34+	Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)
10.35+	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009, SEC File No. 1-106091)
10.36+	Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, SEC File No. 1-16091)
21.1	Subsidiaries of the Company

67  POLYONE  CORPORATION

Exhibit No.	Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Executive Vice President and Chief Financial Officer
99.1	Audited Financial Statements of SunBelt Chlor Alkali Partnership
*101 .INS	XBRL Instance Document
*101 .SCH	XBRL Taxonomy Extension Schema Document
*101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101 .LAB	XBRL Taxonomy Extension Label Linkbase Document
*101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101 .DEF	XBRL Taxonomy Definition Linkbase Document

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

68  POLYONE  CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 17, 2012	BY:	/S/ ROBERT M. PATTERSON
Robert M. Patterson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ STEPHEN D. NEWLIN	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 17, 2012
Stephen D. Newlin

/S/ ROBERT M. PATTERSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 17, 2012
Robert M. Patterson

/S/ J. DOUGLAS CAMPBELL	Director	Date: February 17, 2012
J. Douglas Campbell

/S/ CAROL A. CARTWRIGHT	Director	Date: February 17, 2012
Carol A. Cartwright

/S/ RICHARD H. FEARON	Director	Date: February 17, 2012
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 17, 2012
Gregory J. Goff

/S/ GORDON D. HARNETT	Director	Date: February 17, 2012
Gordon D. Harnett

/S/ RICHARD A. LORRAINE	Director	Date: February 17, 2012
Richard A. Lorraine

/S/ EDWARD J. MOONEY	Director	Date: February 17, 2012
Edward J. Mooney

/S/ WILLIAM H. POWELL	Director	Date: February 17, 2012
William H. Powell

/S/ FARAH M. WALTERS	Director	Date: February 17, 2012
Farah M. Walters

/S/ WILLIAM A. WULFSOHN	Director	Date: February 17, 2012
William A. Wulfsohn

69  POLYONE  CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1†	Purchase Agreement, dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 3, 2011, SEC File No. 1-16091).
2.2†	Agreement and Plan of Merger, dated as of September 30, 2011, among PolyOne Corporation, 2011 ColorNewton Inc., ColorMatrix Group, Inc., and Audax ColorMatrix Holdings, LLC (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-K filed on October 5, 2011, SEC File No. 1-16091).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
3.2	Amendment to the Second Article of the Articles of Incorporation, as filed with the Ohio Secretary of State, November 25, 2003 (incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-16091)
3.3	Regulations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 17, 2009, SEC File No. 1-16091)
4.1	Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
4.2	Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
4.3	First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
10.1	Credit Agreement, dated as of December 21, 2011, by and among PolyOne Corporation, Bank of America, N.A. as Administrative Agent, the other Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, both as Joint-Lead Arrangers and Joint-Book Managers.
10.2	Credit Agreement, dated as of December 21, 2011, by and among PolyOne Corporation, PolyOne Canada Inc. the other subsidiaries of PolyOne Corporation party thereto as borrowers or guarantors, the Lenders party thereto, Wells Fargo Capital Finance, LLC, as Administrative and Collateral Agent, Bank of America, N.A. and U.S. Bank National Association, as Syndication Agents, PNC Bank, National Association and Key Bank, N.A., as Documentation Agents, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, both as Joint Lead Arrangers and Bookrunners.
10.3+	Form of Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091).
10.4+	PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010)
10.5+	PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010)
10.6+	Form of Grant of Restricted Stock Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10.7+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10.8+	Form of Grant of Performance Units under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)
10.9+	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2005, SEC File No. 1-16091)
10.10+	1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
10.11+	2000 Stock Incentive Plan (incorporated by reference to Annex D to Amendment No. 3 to The Geon Company’s Registration Statement on Form S-4, Registration Statement No. 333-37344, filed on July 28, 2000)

70  POLYONE  CORPORATION

Exhibit No.	Exhibit Description
10.12+	Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10.13+	Strategic Improvement Incentive Plan (incorporated by reference to Exhibit 10.9b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC File No. 1-16091)
10.14+	2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)
10.15+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)
10.16+	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10.17+	Schedule of Executives with Management Continuity Agreements
10.18+	Amended and Restated PolyOne Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)
10.19+	Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)
10.20	Amended and Restated Collateral Trust Agreement, dated as of June 6, 2006, between the Company, as grantor, and U.S. Bank Trust National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2006, SEC File No. 1-16091)
10.21	Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)
10.22	Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(C) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)
10.23	Asset Contribution Agreement — PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.24+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)
10.25	Sale and Agreement, by and among PolyOne Corporation, Occidental Chemical Corporation, and their representative affiliates party thereto, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File No. 1-16091)
10.26+	PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008).
10.27+	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10.28+	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)
10.29+	First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.30+	Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.31+	Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.32+	Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)
10.33+	Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

71  POLYONE  CORPORATION

Exhibit No.	Exhibit Description
10.34+	Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)
10.35+	Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009, SEC File No. 1-106091)
10.36+	Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, SEC File No. 1-16091)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Robert M. Patterson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Executive Vice President and Chief Financial Officer
99.1	Audited Financial Statements of SunBelt Chlor Alkali Partnership
*101 .INS	XBRL Instance Document
*101 .SCH	XBRL Taxonomy Extension Schema Document
*101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101 .LAB	XBRL Taxonomy Extension Label Linkbase Document
*101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101 .DEF	XBRL Taxonomy Definition Linkbase Document

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants
†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

72  POLYONE  CORPORATION