Form 10-Q
period 2012-03-31
POLYONE CORP
filed 2012-05-03
CIK 1122976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of April 20, 2012 was 89,594,904.

Part I — Financial Information

Item 1. Financial Statements

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Sales	$781.0	$718.5
Cost of sales	640.4	595.8

Gross margin	140.6	122.7
Selling and administrative	96.1	76.8
Income related to previously owned equity affiliates	0.4	133.9

Operating income	44.9	179.8
Interest expense, net	(12.3)	(8.5)
Other expense, net	(1.1)	(0.2)

Income before income taxes	31.5	171.1
Income tax expense	(11.3)	(60.9)

Net income	$20.2	$110.2
Less: Net income attributable to noncontrolling interests	—	—

Net income attributable to PolyOne common shareholders	$20.2	$110.2

Earnings per common share attributable to PolyOne common shareholders:
Basic earnings	$0.23	$1.17
Diluted earnings	$0.22	$1.14

Cash dividends declared per common share	$0.05	$0.04

Weighted-average shares used to compute earnings per share:
Basic	89.1	93.9
Diluted	90.7	96.4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net income	$20.2	$110.2
Other comprehensive income
Translation adjustment	7.5	8.1
Amortization of prior service credits, net of tax of $1.6 — 2012; $1.1—2011	(2.8)	(3.3)

Total comprehensive income	24.9	115.0
Less: Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to PolyOne common shareholders	$24.9	$115.0

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	(Unaudited) March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$186.3	$191.9
Accounts receivable, net	403.6	321.0
Inventories	253.6	244.8
Other current assets	54.5	85.4

Total current assets	898.0	843.1
Property, net	393.2	397.6
Goodwill	393.3	393.0
Other intangible assets, net	338.7	341.9
Deferred income tax assets	10.0	8.8
Other non-current assets	95.4	94.4

Total assets	$2,128.6	$2,078.8

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3.0	$3.0
Accounts payable	358.0	294.8
Accrued expenses	107.5	144.6

Total current liabilities	468.5	442.4
Non-current liabilities:
Long-term debt	703.4	704.0
Post-retirement benefits other than pensions	18.8	18.9
Pension benefits	203.0	203.6
Other non-current liabilities	121.2	121.6

Total non-current liabilities	1,046.4	1,048.1
Commitments and contingencies (Note 11)
Shareholders’ equity
PolyOne shareholders’ equity	611.3	588.3
Noncontrolling interests	2.4	—

Total equity	613.7	588.3

Total liabilities and shareholders’ equity	$2,128.6	$2,078.8

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$20.2	$110.2
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	17.7	14.1
Deferred income tax provision	0.9	26.7
Provision for doubtful accounts	0.6	0.9
Stock compensation expense	2.0	1.2
Income related to previously owned equity affiliates	(0.4)	(133.9)
Change in assets and liabilities:
Increase in accounts receivable	(80.2)	(78.1)
Increase in inventories	(7.5)	(17.4)
Increase in accounts payable	61.0	66.8
Decrease in accrued expenses and other	(34.4)	(29.9)

Net cash used by operating activities	(20.1)	(39.4)

Investing Activities
Capital expenditures	(7.9)	(7.7)
Business acquisitions and related deposits, net of cash acquired	—	(20.0)
Proceeds from sale of equity affiliate and other assets	18.9	132.8

Net cash provided by investing activities	11.0	105.1

Financing Activities
Repayment of long-term debt	(0.8)	(20.0)
Purchase of common shares for treasury	(1.4)	(13.6)
Exercise of stock options and awards	5.7	1.1
Cash dividends paid	(3.6)	—
Proceeds from noncontrolling interests	2.4	—

Net cash provided (used) by financing activities	2.3	(32.5)

Effect of exchange rate changes on cash	1.2	1.1

(Decrease) increase in cash and cash equivalents	(5.6)	34.3
Cash and cash equivalents at beginning of period	191.9	378.1

Cash and cash equivalents at end of period	$186.3	$412.4

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 of PolyOne Corporation.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2012.

Note 2 — Business Combinations

On December 21, 2011, PolyOne, pursuant to the terms of an Agreement and Plan of Merger (Merger Agreement) with ColorMatrix Group, Inc. (ColorMatrix) and Audax ColorMatrix Holdings, LLC, acquired all of the equity of ColorMatrix. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million. ColorMatrix is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The ColorMatrix acquisition reflects our strategy to expand our specialty business and our international presence.

At December 31, 2011, the allocation of the purchase price to the assets acquired and liabilities assumed from the ColorMatrix acquisition was preliminary as we had not completed our assessment of deferred income taxes, acquired property, intangibles, obligations or finalized the working capital set forth in the purchase agreement. The following table summarizes the adjustments made to the purchase price allocation during the three-month period ended March 31, 2012.

(In millions)	Initial Allocation	Adjustments to Fair Value	Recasted Allocation
Cash and cash equivalents	$1.9	$—	$1.9
Accounts receivables	30.7	—	30.7
Inventories	32.8	(0.4)	32.4
Other current assets	7.1	—	7.1
Property, net	25.4	4.0	29.4
Other non-current assets	1.3	(1.0)	0.3
Other intangible assets, net	276.0	(0.6)	275.4
Goodwill	225.8	(3.7)	222.1

Total assets acquired	601.0	(1.7)	599.3

Accounts payable	16.2	—	16.2
Accrued expenses and other liabilities	3.5	—	3.5
Other non-current liabilities	93.3	(1.7)	91.6

Total liabilities assumed	113.0	(1.7)	111.3

Net assets acquired	$488.0	$—	$488.0

Our consolidated financial statements at December 31, 2011 were retrospectively adjusted to reflect the above adjustments. As of March 31, 2012 the purchase price allocation remains preliminary and will be finalized as we complete our assessment of deferred income taxes, acquired property and obligations. The purchase price allocation will be finalized during 2012.

In March 2012, funding of our joint venture with E.A. Juffali & Brothers Company occurred. The joint venture enables PolyOne to expand its Global Color and Additives business into the Middle East. The new joint venture is 51% owned by PolyOne and is based in Jeddah, Saudi Arabia. The joint venture is reflected within our condensed consolidated financial statements, including the non-controlling interest.

Note 3 — Goodwill and Intangible Assets

Goodwill as of and for the periods ended March 31, 2012 and December 31, 2011, and changes in the carrying amount of goodwill by operating segment was as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance at January 1, 2011	$82.6	$72.5	$7.4	$1.6	$164.1
Acquisitions of businesses	6.3	222.1	—	—	228.4
Translation	0.3	0.2	—	—	0.5

Balance at December 31, 2011	89.2	294.8	7.4	1.6	393.0
Translation	0.1	0.2	—	—	0.3

Balance at March 31, 2012	$89.3	$295.0	$7.4	$1.6	$393.3

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$168.9	$(19.7)	$0.8	$150.0
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	82.0	(6.2)	0.1	75.9
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9

Total	$374.5	$(36.7)	$0.9	$338.7

	As of December 31, 2011
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$168.9	$(17.7)	$0.7	$151.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	82.0	(4.9)	0.1	77.2
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9

Total	$374.5	$(33.4)	$0.8	$341.9

Note 4 — Inventories

Components of Inventories are as follows:

	March 31,	December 31,
(In millions)	2012	2011
At FIFO cost:
Finished products	$154.8	$162.7
Work in process	2.7	2.4
Raw materials and supplies	96.1	79.7

Inventories	$253.6	$244.8

Note 5 — Property

Components of Property, net are as follows:

	March 31,	December 31,
(In millions)	2012	2011
Land and land improvements	$42.2	$42.3
Buildings	288.4	288.9
Machinery and equipment	951.6	940.7

	1,282.2	1,271.9
Less accumulated depreciation and amortization	(889.0)	(874.3)

Property, net	$393.2	$397.6

Note 6 — Income Taxes

Income tax expense was $11.3 million for the first quarter of 2012 compared to $60.9 million in the first quarter of 2011. The decrease in income tax expense is primarily related to the income taxes on the sale of our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) joint venture during the first quarter of 2011. In addition, our interim provision was impacted by a decrease in valuation allowances of $0.1 million in the first quarter of 2012 and $2.4 million in the first quarter of 2011.

Note 7 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended March 31,
(In millions)	2012	2011
Weighted-average shares outstanding – basic	89.1	93.9
Plus dilutive impact of stock options and awards	1.6	2.5

Weighted-average shares – diluted	90.7	96.4

For the three months ended March 31, 2012 and 2011, 0.8 million and 0.4 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Additionally, during the first quarter of 2012, 0.8 million stock appreciation rights (SARs) were granted under the PolyOne Corporation 2010 Equity and Performance Incentive Plan. These awards vest in three tranches with each tranche having separate market and time vesting conditions. The first tranche vests at the later of one year and when PolyOne’s cumulative common stock price appreciates at least 10% from the grant date for 30 consecutive trading days. The second tranche vests at the later of two years and when PolyOne’s cumulative common stock price appreciates at least 15% from the grant date for 30 consecutive trading days. The third tranche vests at the later of three years and when PolyOne’s cumulative common stock price appreciates at least 20% from the grant date for 30 consecutive trading days. The 0.8 million SARs were excluded from the calculation of diluted earnings per share as none of the market conditions were met as of March 31, 2012.

Note 8 — Employee Benefit Plans

Components of defined benefit pension plan costs are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Service cost	$0.4	$0.4
Interest cost	6.7	7.1
Expected return on plan assets	(6.9)	(7.3)

Net periodic benefit costs	$0.2	$0.2

Components of postretirement health care plan benefit costs are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Interest cost	$0.3	$0.3
Amortization of prior service costs	(4.4)	(4.4)

Net periodic benefit gains	$(4.1)	$(4.1)

Note 9 — Financing Arrangements

Debt consists of the following instruments:

(Dollars In millions)	March 31, 2012 (1)	December 31, 2011 (1)
7.500% debentures due 2015	$50.0	$50.0
Senior secured term loan due 2017	296.4	297.0
7.375% senior notes due 2020	360.0	360.0

Total long-term debt	706.4	707.0
Less current portion	3.0	3.0

Total long-term debt, net of current portion	$703.4	$704.0

(1)	Book values include unamortized discounts, as applicable.

On December 21, 2011, we entered into a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase. As of March 31, 2012, we were in compliance with all covenants, there were no outstanding borrowings, and we had availability of $156.0 million under the revolving credit facility.

Note 10 — Segment Information

Segment information for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$132.2	$142.0	$11.8	$142.9	$151.9	$14.0
Global Color, Additives and Inks	182.8	183.1	17.3	139.8	140.4	11.2
Performance Products and Solutions	204.4	223.6	17.8	189.8	208.7	14.3
PolyOne Distribution	261.6	263.0	16.7	246.0	247.0	14.7
Corporate and eliminations	—	(30.7)	(18.7)	—	(29.5)	125.6

Total	$781.0	$781.0	$44.9	$718.5	$718.5	$179.8

	Total Assets
(In millions)	March 31, 2012	December 31, 2011
Global Specialty Engineered Materials	$360.9	$349.7
Global Color, Additives and Inks	932.0	911.6
Performance Products and Solutions	301.7	287.0
PolyOne Distribution	211.1	183.5
Corporate and eliminations	322.9	347.0

Total Assets	$2,128.6	$2,078.8

Note 11 — Commitments and Contingencies

Environmental—We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of certain environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We believe that our potential continuing liability with respect to these sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition.

During the three months ended March 31, 2012 and 2011, we recognized $1.6 million and $1.5 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the three months ended March 31, 2011, we received $1.9 million of reimbursements of previously incurred environmental remediation costs while no reimbursements were received during the three months ended March 31, 2012. The gains associated with these reimbursements are included within Cost of sales in our Condensed Consolidated Statement of Operations.

Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $75.2 million at March 31, 2012 and $76.2 million at December 31, 2011 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2012. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 12, Commitments and Contingencies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Guarantee—On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $36.6 million as of March 31, 2012. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

Note 12 — Fair Value

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy is established, which categorizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts and fair values of our financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash equivalents	$10.9	$10.9	$—	$—
Foreign currency forwards	—	—	—	—
Foreign currency options	0.9	—	0.9	—

	December 31, 2011
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash equivalents	$13.5	$13.5	$—	$—
Foreign currency forwards	0.1	—	0.1	—

The fair value of derivative instruments determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility and non-performance risk.

Other Fair Value Measurements

The estimated fair value of the company’s debt instruments at March 31, 2012 and December 31, 2011 was $731.8 million and $723.7 million, respectively, compared to carrying values of $706.4 million and $707.0 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the company’s debt instruments represent level 2 measurements within the fair value hierarchy and were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

Note 13 — Derivative Instruments

When translating results from foreign operations into U.S. dollar, we are subject to foreign exchange related risks in our operating results. In 2012, we initiated a hedging strategy to mitigate this foreign exchange risk related to the Euro using foreign exchange option contracts to hedge against unfavorable movements in foreign currency exchange rates. Our hedging strategy is intended to hedge 75% of our Euro denominated forecasted operating income for a period of up to twelve months. We are also exposed to foreign exchange risk arising from intercompany lending transactions denominated in various foreign currencies that are subject to foreign exchange rate movement over the term of the loans. To mitigate this risk, we enter into foreign exchange forward contracts with major financial institutions. The counterparties to these instruments are financial institutions with strong credit ratings. PolyOne maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions.

Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments are not designated as a hedge, therefore, any gain or loss is immediately recognized in income.

The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets follows:

	March 31, 2012
(In millions)	Notional	Other Current Assets
Foreign currency options	$40.0	$0.9
Foreign currency forwards	$14.6	$—

Total		$0.9

	December 31, 2011
(In millions)	Notional	Other Current Assets
Foreign currency forwards	$18.1	$0.1

The effects of derivative instruments on our Condensed Consolidated Statements of Operations as well as where they are recognized for the three months ended are as follows:

	March 31, 2012
(In millions)	(Gain)/loss recognized in income	Location
Foreign currency options	$0.6	Selling & administrative
Foreign currency forwards	$0.5	Other expense, net

	March 31, 2011
(In millions)	(Gain)/loss recognized in income	Location
Foreign currency forwards	$3.7	Other expense, net

Note 14 — Equity

Changes in equity for the three months ended March 31, 2012 and March 31, 2011 are as follows:

(In millions)	PolyOne shareholders equity	Noncontrolling interests	Total equity
Balance December 31, 2011	$588.3	—	$588.3
Net income	20.2	—	20.2
Other comprehensive income
Translation adjustment	7.5	—	7.5
Amortization of prior service credits, net of $1.6 tax	(2.8)	—	(2.8)

Total comprehensive income	24.9	—	24.9
Cash dividend declared	(4.5)	—	(4.5)
Repurchase of common shares	(1.4)	—	(1.4)
Stock incentive plan activity	4.0	—	4.0
Proceeds received from non-controlling interests	—	2.4	2.4

Balance March 31, 2012	611.3	2.4	613.7

Balance December 31, 2010	$516.0	—	$516.0
Net income	110.2	—	110.2
Other comprehensive income		—
Translation adjustment	8.1	—	8.1
Amortization of prior service credits, net of $1.1 tax	(3.3)	—	(3.3)

Total comprehensive income	115.0	—	115.0
Cash dividend declared	(3.8)	—	(3.8)
Repurchase of common shares	(13.6)	—	(13.6)
Stock incentive plan activity	1.6	—	1.6

Balance March 31, 2011	$615.2	—	$615.2

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

Highlights and Executive Summary

A summary of PolyOne’s sales, operating income, and net income follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Sales	$781.0	$718.5
Operating income	$44.9	$179.8
Net income	$20.2	$110.2

On December 21, 2011, PolyOne acquired all of the equity of ColorMatrix. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million. ColorMatrix is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The ColorMatrix acquisition reflects our strategy to expand our specialty business and our international presence. ColorMatrix is reflected within our condensed consolidated financial statements and within the Global Color, Additives and Inks reportable segment for the three months ended March 31, 2012, and within the condensed consolidated balance sheet as of December 31, 2011.

On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. During the three month period ended March 31, 2011, we recorded a pre-tax gain of $128.2 million, related to the sale which is included within Income related to equity affiliates in our Condensed Consolidated Statement of Operations. During the three month period ended March 31, 2012, we received cash proceeds of $18.5 million associated with the annual earn-out based on SunBelt’s 2011 performance. $18.1 million of the gain associated with SunBelt’s 2011 earn-out was recognized in the fourth quarter of 2011.

Results of Operations — Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

	Three Months Ended March 31,		Variances—Favorable (Unfavorable)
(Dollars in millions, except per share data)	2012	2011	Change	% Change
Sales	$781.0	$718.5	$62.5	8.7%
Cost of sales	640.4	595.8	(44.6)	(7.5)%

Gross margin	140.6	122.7	17.9	14.6%
Selling and administrative	96.1	76.8	(19.3)	(25.1)%
Income related to previously owned equity affiliates	0.4	133.9	(133.5)	(99.7)%

Operating income	44.9	179.8	(134.9)	(75.0)%
Interest expense, net	(12.3)	(8.5)	(3.8)	(44.7)%
Other expense, net	(1.1)	(0.2)	(0.9)	(450.0)%

Income before income taxes	31.5	171.1	(139.6)	(81.6)%
Income tax expense	(11.3)	(60.9)	49.6	81.4%

Net income	$20.2	$110.2	$(90.0)	(81.7)%

Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income attributable to PolyOne common shareholders	$20.2	$110.2	$(90.0)	(81.7)%

Earnings per share attributable to PolyOne common shareholders
Basic	$0.23	$1.17
Diluted	$0.22	$1.14

Sales

Sales increased 8.7% in the first quarter of 2012 compared to the first quarter of 2011 driven by a 7.2% increase due to the acquisition of ColorMatrix, a 2.3% increase in organic sales, primarily as a result of improved mix and increased market pricing associated with raw material inflation; partially offset by 0.8% due to unfavorable currency exchange rates.

Cost of Sales

These costs include raw materials, plant conversion, distribution, environmental remediation and plant-related restructuring charges. As a percent of sales, cost of sales declined from 82.9% in the first quarter of 2011 to 82.0% in the first quarter of 2012. The improvement in cost of sales as a percentage of sales was driven primarily by the increase in sales associated with the acquisition of ColorMatrix, a specialty platform business, which, like our other specialty businesses has higher gross margins than our other segments. Additionally, cost of sales as a percentage of sales was unfavorably impacted 0.7% for the three months ended March 31, 2012 as a result of the step-up to fair value of acquired ColorMatrix inventory that was primarily sold during the first quarter of 2012.

Selling and Administrative

These costs include selling, technology, administrative functions, corporate and general expenses and amortization of intangible assets. Selling and administrative expense increased during the three month period ended March 31, 2012 compared to the three-month period ended March 31, 2011 principally due to the addition of ColorMatrix which resulted in increased selling and administrative expense and higher amortization expense associated with the acquired intangible assets. Additionally, higher incentive compensation was recognized during the three months ended March 31, 2012 compared to three months ended March 31, 2011.

Income related to previously owned equity affiliates

Income related to previously owned equity affiliates for the first quarter of 2012 decreased as compared to the corresponding period in 2011 primarily due to the net gain on the sale of our equity investment in SunBelt of $128.2 million that was recorded in the first quarter of 2011. The net gain associated with our sale of our equity investment in SunBelt is reflected within Corporate and eliminations in our segments.

Interest Expense, net

Interest expense, net increased in the first quarter of 2012 as compared to the first quarter of 2011 due to a higher average debt balance during the first quarter of 2012 as a result of our new term loan that we borrowed under in December 2011 in connection with the acquisition of ColorMatrix.

Other Expense, net

Other expense, net includes administrative fees associated with our revolving credit facility, foreign currency gains and losses and other miscellaneous items. The increase in Other expense, net in the first quarter of 2012 compared to the first quarter of 2011 is primarily a result of the $0.5 million gain associated with the earn-out from our sale of O’Sullivan Films that was recognized in the first quarter of 2011 while no such gain was recognized in the first quarter of 2012.

Income Tax Expense

Income tax expense was $11.3 million for the first quarter of 2012 compared to $60.9 million in the first quarter of 2011. The decrease in income tax expense is primarily related to the income taxes on the sale of our 50% equity interest in SunBelt joint venture during the first quarter of 2011. In addition, our interim provision was impacted by a decrease in valuation allowances of $0.1 million in the first quarter of 2012 and $2.4 million in the first quarter of 2011.

SEGMENT INFORMATION

Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of allocating resources to segments and assessing segment performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset and goodwill impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments;and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.

Sales and Operating Income — Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011:

	$000,000	$000,000	$000,000		$000,000
	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Change		% Change
Sales:
Global Specialty Engineered Materials	$142.0	$151.9	$(9.9)		(6.5)%
Global Color, Additives and Inks	183.1	140.4	42.7		30.4%
Performance Products and Solutions	223.6	208.7	14.9		7.1%
PolyOne Distribution	263.0	247.0	16.0		6.5%
Corporate and eliminations	(30.7)	(29.5)	(1.2)		4.1%

	$781.0	$718.5	$62.5		8.7%

Operating income (loss):
Global Specialty Engineered Materials	$11.8	$14.0	$(2.2)		(15.7)%
Global Color, Additives and Inks	17.3	11.2	6.1		54.5%
Performance Products and Solutions	17.8	14.3	3.5		24.5%
PolyOne Distribution	16.7	14.7	2.0		13.6%
Corporate and eliminations	(18.7)	125.6	(144.3)		(114.9)%

	$44.9	$179.8	$(134.9)		(75.0)%

Operating income (loss) as a percentage of sales:
Global Specialty Engineered Materials	8.3%	9.2%	(0.9	)% points
Global Color, Additives and Inks	9.4%	8.0%	1.4	% points
Performance Products and Solutions	8.0%	6.9%	1.1	% points
PolyOne Distribution	6.3%	6.0%	0.3	% points
Total	5.7%	25.0%	(19.3	)% points

Global Specialty Engineered Materials

Sales decreased $9.9 million, or 6.5%, in the first quarter of 2012 compared to the first quarter of 2011. Sales decreased 5.3% primarily due to decreased demand in Europe, slightly offset by increased pricing associated with raw material inflation and improved mix. Additionally, currency exchange rates unfavorably impacted sales by 1.2%.

Operating income decreased $2.2 million in the first quarter of 2012 as compared to the first quarter of 2011 driven primarily by the decreased demand in Europe.

Global Color, Additives and Inks

Sales increased $42.7 million, or 30.4%, in the first quarter of 2012 compared to the first quarter of 2011. Sales increased by 36.9% as a result of the ColorMatrix acquisition. This increase was partially offset by a decrease in organic sales of 3.7% and unfavorable currency exchange rates of 2.8%. Organic sales decreased primarily as a result of decreased demand in Europe, slightly offset by increased pricing associated with raw material inflation and improved mix.

Operating income increased $6.1 million in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the acquisition of ColorMatrix, partially offset by lower demand in Europe.

Performance Products and Solutions

Sales increased $14.9 million, or 7.1%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to increased pricing and mix.

Operating income increased $3.5 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increased sales and expanding margins as a result of improved pricing and mix.

PolyOne Distribution

Sales increased $16.0 million, or 6.5%, in the first quarter of 2012 compared to the first quarter of 2011. Sales improved due to increased volumes, principally in the healthcare, appliance and transportation end markets, as well as increased market pricing associated with raw material inflation.

Operating income increased $2.0 million in the first quarter of 2012 compared to the first quarter of 2011 due to increased sales.

Corporate and Eliminations

The following table breaks down Corporate and eliminations into its various components for the first quarter of 2012 and 2011:

	Three Months Ended March 31,
(In millions)	2012	2011
Environmental remediation costs	$(1.6)	$(1.5)
Employee separation and plant phaseout	(0.5)	(0.3)
Share-based compensation	(2.0)	(1.2)
Incentive compensation	(6.8)	(5.1)
Acquisition related costs, including inventory fair value adjustments	(6.3)	(1.1)
Insurance settlement	—	1.9
Gain on sale of equity interest in SunBelt	0.4	128.2
Sunbelt operating income	—	5.0
All other and eliminations (a)	(1.9)	(0.3)

Total Corporate and eliminations	$(18.7)	$125.6

(a)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

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

The following table summarizes our liquidity as of March 31, 2012 and December 31, 2011:

(In millions)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$186.3	$191.9
Revolving credit availability	156.0	148.2

Liquidity	$342.3	$340.1

As of March 31, 2012, approximately 62% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facility, should allow us to maintain adequate levels of available capital resources to fund our operations and meet debt service and minimum pension funding requirements for both the short term and long term.

Cash Flows

The following describes the material components of cash flows from operating, investing and financing activities for the first three months of 2012 and 2011.

Operating Activities—In the first three months of 2012, net cash used by operating activities was $20.1 million as compared to $39.4 million in the first three months of 2011. The reduction in net cash used by operating activities was driven primarily by lower incentive payments in the first quarter of 2012 related to our 2011 performance, compared to higher incentive payments for the first quarter of 2011, related to 2010 performance.

Working capital as a percentage of sales for the three month period ended March 31, 2012 was 9.2% compared to 9.5% for the three month period ended March 31, 2011. Days sales outstanding for the three month period ended March 31, 2012 improved to 42.9 from 43.1 during the three months ended March 31, 2011.

Investing Activities—Cash provided by investing activities during the first three months of 2012 was $11.0 million, primarily reflecting cash proceeds of $18.5 million from year one of the potential three year earn-out from the sale of our 50% equity investment in SunBelt, partially offset by capital expenditures of $7.9 million.

Financing Activities—Net cash provided by financing activities in the first three months of 2012 was $2.3 million, which includes a quarterly principal repayment of $0.8 million on our term loan, repurchases of $1.4 million of our outstanding common shares, and cash dividends paid of $3.6 million; offset by cash proceeds and income tax benefits of $5.7 million related to the exercise of equity awards and $2.4 million received from non-controlling interests related to the funding of our joint venture in Saudi Arabia.

Debt

As of March 31, 2012, long-term debt totaled $706.4 million, with maturities ranging from 2015 to 2020. Current maturities of long-term debt are $3.0 million as of March 31, 2012.

Aggregate maturities of long-term debt for the next five years are: 2013 — $3.0 million; 2014 — $3.0 million; 2015 — $53.0 million; 2016 — $3.0; 2017 — $285.0; and thereafter — $360.0 million.

On December 21, 2011, we entered into a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the borrowing capacity under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase. The agreement governing the revolving credit facility contains customary covenants including maximum capital expenditures and a financial covenant to maintain a minimum fixed charge ratio of 1.1x, which only comes into effect when excess availability falls below 10% of the maximum credit. As of March 31, 2012, there were no outstanding borrowings under the revolving credit facility, and we had availability of $156.0 million.

Guarantee

On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $36.6 million as of March 31, 2012. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and postretirement benefit plans and purchase obligations. During the three months ended March 31, 2012, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including without limitation, ColorMatrix;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common shares during the period indicated:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
January 1 to January 31	—		$—	—	8,000,000
February 1 to February 29	6,000	(1)	14.16	—	8,000,000
March 1 to March 31	106,000	(1)	13.66	100,000	7,900,000

Total	112,000		$13.69	100,000

(1)	6,000 shares were surrendered to the company in February and March to satisfy the exercise price in connection with the exercise of options.
(2)	In August 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to 10.0 million of our common shares in the open market or in privately negotiated transactions. As of September 30, 2011, 4.75 million shares remained available for purchase under this authorization. On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization by 5.25 million shares, which resulted in a new total amount of shares available for repurchase under these authorizations of 10.0 million shares as of October 11, 2011.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard J. Diemer, Jr, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard J. Diemer, Jr, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 3, 2012	POLYONE CORPORATION

/s/ Richard J. Diemer, Jr.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard J. Diemer, Jr, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard J. Diemer, Jr, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.