Form 10-Q
period 2012-06-30
POLYONE CORP
filed 2012-08-01
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to             .
Commission file number 1-16091
 ________________________________________________
POLYONE CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________

Ohio	34-1730488
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

33587 Walker Road, Avon Lake, Ohio	44012
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 930-1000
________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of July 20, 2012 was 88,613,899.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$792.0	$768.8	$1,573.0	$1,487.3
Cost of sales	637.3	639.6	1,277.7	1,235.4
Gross margin	154.7	129.2	295.3	251.9
Selling and administrative expense	101.6	78.7	197.7	155.5
Income related to previously owned equity affiliates	—	—	0.4	133.9
Operating income	53.1	50.5	98.0	230.3
Interest expense, net	(12.4)	(8.4)	(24.7)	(16.9)
Other (expense) income, net	(1.2)	1.6	(2.3)	1.4
Income before income taxes	39.5	43.7	71.0	214.8
Income tax expense	(14.9)	(15.2)	(26.2)	(76.1)
Net income	$24.6	$28.5	$44.8	$138.7
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to PolyOne common shareholders	$24.6	$28.5	$44.8	$138.7
Earnings per common share attributable to PolyOne common shareholders:
Basic earnings	$0.28	$0.31	$0.50	$1.48
Diluted earnings	$0.27	$0.30	$0.49	$1.45
Cash dividends declared per common share	$0.05	$0.04	$0.10	$0.08
Weighted-average shares used to compute earnings per share:
Basic	89.1	93.1	89.1	93.5
Diluted	90.7	95.5	90.7	95.8
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$24.6	$28.5	$44.8	$138.7
Other comprehensive income
Translation adjustment	(12.9)	4.2	(5.4)	12.3
Amortization of prior service credits, net of tax	(2.7)	(2.1)	(5.5)	(5.4)
Total comprehensive income	9.0	30.6	33.9	145.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to PolyOne common shareholders	$9.0	$30.6	$33.9	$145.6
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$209.3	$191.9
Accounts receivable, net	405.7	321.0
Inventories	257.3	243.3
Other current assets	55.4	85.4
Total current assets	927.7	841.6
Property, net	379.3	397.6
Goodwill	394.2	394.5
Other intangible assets, net	335.2	341.9
Deferred income tax assets	10.2	8.8
Other non-current assets	97.6	94.4
Total assets	$2,144.2	$2,078.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3.0	$3.0
Accounts payable	350.0	294.8
Accrued expenses	134.7	144.6
Total current liabilities	487.7	442.4
Non-current liabilities:
Long-term debt	702.8	704.0
Post-retirement benefits other than pensions	18.2	18.9
Pension benefits	194.6	203.6
Other non-current liabilities	134.2	121.6
Total non-current liabilities	1,049.8	1,048.1
Commitments and contingencies (Note 12)
Shareholders’ equity
PolyOne shareholders’ equity	604.3	588.3
Noncontrolling interests	2.4	—
Total equity	606.7	588.3
Total liabilities and shareholders’ equity	$2,144.2	$2,078.8
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$44.8	$138.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	35.6	28.4
Deferred income tax provision	11.3	36.8
Provision for doubtful accounts	0.7	1.2
Stock compensation expense	5.0	2.6
Income related to previously owned equity affiliates	(0.4)	(133.9)
Change in assets and liabilities:
Increase in accounts receivable	(88.1)	(91.0)
Increase in inventories	(15.4)	(33.7)
Increase in accounts payable	57.0	88.6
Decrease in pensions and other post-retirement benefits	(18.3)	(18.5)
Decrease in accrued expenses and other	0.1	(28.1)
Net cash provided (used) by operating activities	32.3	(8.9)
Investing Activities
Capital expenditures	(16.7)	(20.5)
Business acquisitions, net of cash acquired	—	(21.8)
Proceeds from sale of equity affiliate and other assets	18.9	135.8
Net cash provided by investing activities	2.2	93.5
Financing Activities
Repayment of long-term debt	(1.5)	(20.0)
Purchase of common shares for treasury	(15.9)	(28.0)
Exercise of stock options and awards	6.4	3.9
Cash dividends paid	(8.0)	(3.8)
Proceeds from noncontrolling interests	2.4	—
Net cash used by financing activities	(16.6)	(47.9)
Effect of exchange rate changes on cash	(0.5)	2.0
Increase in cash and cash equivalents	17.4	38.7
Cash and cash equivalents at beginning of period	191.9	378.1
Cash and cash equivalents at end of period	$209.3	$416.8
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
Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2012.
Note 2 — Business Combinations
On December 21, 2011, PolyOne, pursuant to the terms of an Agreement and Plan of Merger with ColorMatrix Group, Inc. (ColorMatrix) and Audax ColorMatrix Holdings, LLC, acquired all of the equity of ColorMatrix. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million. ColorMatrix is a developer and manufacturer of performance enhancing additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The ColorMatrix acquisition reflects our strategy to expand our specialty business and our international presence.
At December 31, 2011, the allocation of the purchase price to the assets acquired and liabilities assumed from the ColorMatrix acquisition was preliminary as we had not completed our assessment of deferred income taxes, acquired property, intangibles, obligations or finalized the working capital set forth in the purchase agreement. The following table summarizes the adjustments made to the purchase price allocation during the six-month period ended June 30, 2012.

(In millions)	Initial Allocation	Adjustments to Fair Value	Recasted Allocation
Cash and cash equivalents	$1.9	$—	$1.9
Accounts receivables	30.7	—	30.7
Inventories	32.8	(1.9)	30.9
Other current assets	7.1	—	7.1
Property, net	25.4	4.0	29.4
Other non-current assets	1.3	(1.0)	0.3
Other intangible assets, net	276.0	(0.6)	275.4
Goodwill	225.8	(2.2)	223.6
Total assets acquired	601.0	(1.7)	599.3
Accounts payable	16.2	—	16.2
Accrued expenses and other liabilities	3.5	—	3.5
Other non-current liabilities	93.3	(1.7)	91.6
Total liabilities assumed	113.0	(1.7)	111.3
Net assets acquired	$488.0	$—	$488.0

As required by FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, our consolidated financial statements at December 31, 2011 were retrospectively adjusted to reflect the above adjustments. As of June 30, 2012, the purchase price allocation remains preliminary and will be finalized as we complete our assessment of deferred income taxes and obligations. The purchase price allocation will be finalized during 2012.
In the first quarter of 2012, funding of our joint venture with E.A. Juffali & Brothers Company occurred. During the second quarter of 2012, construction of the manufacturing facility began and operations are expected to commence in 2013. The joint venture enables PolyOne to expand its Global Color and Additives business into the Middle East. The new joint venture is 51%

owned by PolyOne and is based in Jeddah, Saudi Arabia. The joint venture is reflected within our condensed consolidated financial statements, including the non-controlling interest.
Note 3 — Goodwill and Intangible Assets
Goodwill as of and for the periods ended June 30, 2012 and December 31, 2011, and changes in the carrying amount of goodwill by operating segment was as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2010	$82.6	$72.5	$7.4	$1.6	$164.1
Acquisitions of businesses	6.3	223.6	—	—	229.9
Currency translation	0.3	0.2	—	—	0.5
Balance December 31, 2011	89.2	296.3	7.4	1.6	394.5
Currency translation	(0.7)	0.4	—	—	(0.3)
Balance June 30, 2012	$88.5	$296.7	$7.4	$1.6	$394.2
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$168.9	$(21.7)	$0.6	$147.8
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	82.0	(7.5)	0.1	74.6
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$374.5	$(40.0)	$0.7	$335.2

	As of December 31, 2011
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$168.9	$(17.7)	$0.7	$151.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	82.0	(4.9)	0.1	77.2
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$374.5	$(33.4)	$0.8	$341.9
Note 4 — Employee Separation and Plant Phaseout Costs

During the second quarter of 2012, the Company undertook actions to realign production capacities and improve return on invested capital. These actions were primarily in response to weak European demand and resulted in $8.7 million of expense related to plant closure and reductions in force occurring in the second quarter of 2012. These costs are recognized within Selling and Administrative expense in our Condensed Consolidated Statement of Operations and within Corporate and Eliminations in segment disclosures.

Note 5 — Inventories
Components of Inventories are as follows:

(In millions)	June 30, 2012	December 31, 2011
At FIFO cost:
Finished products	$161.6	$161.2
Work in process	2.2	2.4
Raw materials and supplies	93.5	79.7
Inventories	$257.3	$243.3

Note 6 — Property
Components of Property, net are as follows:

(In millions)	June 30, 2012	December 31, 2011
Land and land improvements	$42.0	$42.3
Buildings	285.3	288.9
Machinery and equipment	947.7	940.7
Property, gross	1,275.0	1,271.9
Less accumulated depreciation and amortization	(895.7)	(874.3)
Property, net	$379.3	$397.6
Note 7 — Income Taxes
Income tax expense was $14.9 million for the second quarter of 2012 compared to $15.2 million in the second quarter of 2011. Included in the second quarter 2012 provision is a net increase in valuation allowances of $1.2 million compared to a decrease in valuation allowances of $1.4 million in the second quarter of 2011.
Income tax expense was $26.2 million for the first half of 2012 compared to $76.1 million in the first half of 2011. The decrease in income tax expense is primarily related to income taxes on the sale of our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) joint venture during the first quarter of 2011. In addition, our interim provision was impacted by an increase in valuation allowances of $1.1 million in the first half of 2012 compared to a $4.0 million decrease in the first half of 2011.
Note 8 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Weighted-average shares outstanding – basic	89.1	93.1	89.1	93.5
Plus dilutive impact of stock options and awards	1.6	2.4	1.6	2.3
Weighted-average shares – diluted	90.7	95.5	90.7	95.8
For the three months ended June 30, 2012 and 2011, 0.5 million of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, 0.9 million and 0.6 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
During the first quarter of 2012, 0.8 million stock appreciation rights (SARs) were granted under the PolyOne Corporation 2010 Equity and Performance Incentive Plan. These awards vest in three tranches, with each tranche having separate market and time vesting conditions. The first tranche vests at the later of one year and when PolyOne’s cumulative common stock price appreciates at least 10% from the grant date for 30 consecutive trading days. The second tranche vests at the later of two years and when PolyOne’s cumulative common stock price appreciates at least 15% from the grant date for 30 consecutive trading days. The third tranche vests at the later of three years and when PolyOne’s cumulative common stock price appreciates at least 20% from the grant date for 30 consecutive trading days. The 0.8 million SARs were excluded from the three and six month calculations of diluted earnings per share as none of the market conditions were met as of June 30, 2012.

Note 9 — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	6.7	7.1	13.4	14.2
Expected return on plan assets	(6.9)	(7.3)	(13.8)	(14.6)
Net periodic benefit costs	$0.2	$0.2	$0.4	$0.4

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Interest cost	$0.2	$0.3	$0.5	$0.6
Amortization of prior service costs	(4.3)	(4.4)	(8.7)	(8.8)
Net periodic benefit gains	$(4.1)	$(4.1)	$(8.2)	$(8.2)
Note 10 — Financing Arrangements
Debt consists of the following instruments:

(Dollars In millions)	June 30, 2012 (1)	December 31, 2011 (1)
7.500% debentures due 2015	$50.0	$50.0
Senior secured term loan due 2017	295.8	297.0
7.375% senior notes due 2020	360.0	360.0
Total long-term debt	705.8	707.0
Less current portion	3.0	3.0
Total long-term debt, net of current portion	$702.8	$704.0

(1)	Book values include unamortized discounts, as applicable.
On December 21, 2011, we entered into a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase. As of June 30, 2012, we were in compliance with all covenants, there were no outstanding borrowings and we had availability of $193.6 million under the revolving credit facility.
Note 11 — Segment Information
Segment information for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$125.9	$138.9	$12.8	$138.9	$147.5	$12.7
Global Color, Additives and Inks	191.5	191.9	22.1	145.7	146.2	12.6
Performance Products and Solutions	205.4	222.7	22.3	219.8	241.4	21.3
PolyOne Distribution	269.2	270.6	16.7	264.4	265.5	15.3
Corporate and eliminations	—	(32.1)	(20.8)	—	(31.8)	(11.4)
Total	$792.0	$792.0	$53.1	$768.8	$768.8	$50.5

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$258.1	$280.9	$24.6	$281.8	$299.4	$26.7
Global Color, Additives and Inks	374.3	375.0	39.4	285.5	286.6	23.8
Performance Products and Solutions	409.8	446.3	40.1	409.6	450.1	35.6
PolyOne Distribution	530.8	533.6	33.4	510.4	512.5	30.0
Corporate and eliminations	—	(62.8)	(39.5)	—	(61.3)	114.2
Total	$1,573.0	$1,573.0	$98.0	$1,487.3	$1,487.3	$230.3

	Total Assets
(In millions)	June 30, 2012	December 31, 2011
Global Specialty Engineered Materials	$361.8	$349.7
Global Color, Additives and Inks	917.9	911.6
Performance Products and Solutions	295.0	287.0
PolyOne Distribution	219.0	183.5
Corporate and eliminations	350.5	347.0
Total Assets	$2,144.2	$2,078.8

Note 12 — Commitments and Contingencies
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
During the six months ended June 30, 2012 and 2011, we recognized $4.5 million and $3.1 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the six months ended June 30, 2011, we received $1.9 million of proceeds from insurance recoveries while less than $0.1 million of proceeds were received during the six months ended June 30, 2012. These expenses and the gains associated with these reimbursements are included within Cost of sales in our Condensed Consolidated Statement of Operations.
Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $74.3 million at June 30, 2012 and $76.2 million at December 31, 2011 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2012. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is in Note 12, Commitments and Contingencies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Guarantee—On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale ($36.6 million as of June 30, 2012). Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

Note 13 — Fair Value
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

Financial instruments accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash equivalents	$13.3	$13.3	$—	$—
Foreign currency forwards	(0.1)	—	(0.1)	—
Foreign currency options	1.9	—	1.9	—

	December 31, 2011
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash equivalents	$13.5	$13.5	$—	$—
Foreign currency forwards	0.1	—	0.1	—
The fair value of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward foreign currency rates, as well as option volatility and non-performance risk.
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at June 30, 2012 and December 31, 2011 was $729.7 million and $723.7 million, respectively, compared to carrying values of $705.8 million and $707.0 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of PolyOne’s debt instruments represent level 2 measurements within the fair value hierarchy and were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

Note 14 — Derivative Instruments
When translating results from foreign operations into U.S. dollars, we are subject to foreign exchange related risks in our operating results. In the first quarter of 2012, we initiated a hedging strategy to mitigate this foreign exchange risk related to the Euro using foreign exchange option contracts to hedge against unfavorable movements in foreign currency exchange rates. Our hedging strategy is intended to hedge 75% of our Euro denominated forecasted operating income for a period of up to twelve months. We are also exposed to foreign exchange risk arising from intercompany lending transactions denominated in various foreign currencies that are subject to foreign exchange rate movement over the term of the loans. To mitigate this risk, we enter into foreign exchange forward contracts. The counterparties to these instruments are financial institutions with strong credit ratings. PolyOne maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments are not designated as a hedge, therefore, any gain or loss is immediately recognized in income.

The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2012
(In millions)	Notional	Other current assets	Accrued expenses
Foreign currency options	$36.4	$1.9	$—
Foreign currency forwards	11.5	—	(0.1)
Total		$1.9	$(0.1)

	December 31, 2011
(In millions)	Notional	Other current assets
Foreign currency forwards	$18.1	$0.1
The effects of derivative instruments on our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,
(In millions)	2012	2011	Location
Foreign currency options - gains / (losses)	$0.7	$—	Selling and administrative expense
Foreign currency forwards - gains / (losses)	0.7	(1.3)	Other (expense) income, net

	Six Months Ended June 30,
(In millions)	2012	2011	Location
Foreign currency options - gains / (losses)	$0.1	$—	Selling and administrative expense
Foreign currency forwards - gains / (losses)	0.2	(5.0)	Other (expense) income, net

Note 15 — Equity
Changes in equity for the six months ended June 30, 2012 and June 30, 2011 are as follows:

(In millions)	PolyOne shareholders' equity	Noncontrolling interests	Total equity
Balance December 31, 2011	$588.3	$—	$588.3
Net income	44.8	—	44.8
Other comprehensive income
Translation adjustment	(5.4)	—	(5.4)
Amortization of prior service credits, net of $3.2 tax	(5.5)	—	(5.5)
Total comprehensive income	33.9	—	33.9
Cash dividend declared	(8.9)	—	(8.9)
Repurchase of common shares	(15.9)	—	(15.9)
Stock incentive plan activity	6.9	—	6.9
Proceeds received from non-controlling interests	—	2.4	2.4
Balance June 30, 2012	$604.3	$2.4	$606.7

Balance December 31, 2010	$516.0	$—	$516.0
Net income	138.7	—	138.7
Other comprehensive income		—	—
Translation adjustment	12.3	—	12.3
Amortization of prior service credits, net of $3.4 tax	(5.4)	—	(5.4)
Total comprehensive income	145.6	—	145.6
Cash dividend declared	(7.5)	—	(7.5)
Repurchase of common shares	(28.0)	—	(28.0)
Stock incentive plan activity	3.5	—	3.5
Balance June 30, 2011	$629.6	$—	$629.6

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income and net income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Sales	$792.0	$768.8	$1,573.0	$1,487.3
Operating income	53.1	50.5	98.0	230.3
Net income attributable to PolyOne common shareholders	24.6	28.5	44.8	138.7

During the second quarter of 2012, the Company undertook actions to realign production capacities and improve return on invested capital. These actions were primarily in response to weak European demand and resulted in $8.7 million of expense related to plant closure and reductions in force occurring in the second quarter of 2012. These costs are recognized within Selling and Administrative expense in our Condensed Consolidated Statement of Operations and within Corporate and Eliminations in segment disclosures.
On December 21, 2011, PolyOne acquired all of the equity of ColorMatrix Group, Inc. (ColorMatrix). The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million. ColorMatrix is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The ColorMatrix acquisition reflects our strategy to expand our specialty business and our international presence. ColorMatrix is reflected within our condensed consolidated financial statements and within the Global Color, Additives and Inks reportable segment for the three and six months ended June 30, 2012, and within the condensed consolidated balance sheet as of December 31, 2011.
On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. During the six month period ended June 30, 2011, we recorded a pre-tax gain of $128.2 million related to the sale, which is included within Income related to previously owned equity affiliates in our Condensed Consolidated Statement of Operations.

Results of Operations — Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 .

	Three Months Ended June 30,		Variances—Favorable (Unfavorable)		Six Months Ended June 30,		Variances—Favorable (Unfavorable)
(Dollars in millions, except per share data)	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales	$792.0	$768.8	$23.2	3.0%	$1,573.0	$1,487.3	$85.7	5.8%
Cost of sales	637.3	639.6	2.3	0.4%	1,277.7	1,235.4	(42.3)	(3.4)%
Gross margin	154.7	129.2	25.5	19.7%	295.3	251.9	43.4	17.2%
Selling and administrative expense	101.6	78.7	(22.9)	(29.1)%	197.7	155.5	(42.2)	(27.1)%
Income related to previously owned equity affiliates	—	—	—	—%	0.4	133.9	(133.5)	(99.7)%
Operating income	53.1	50.5	2.6	5.1%	98.0	230.3	(132.3)	(57.4)%
Interest expense, net	(12.4)	(8.4)	(4.0)	(47.6)%	(24.7)	(16.9)	(7.8)	(46.2)%
Other (expense) income, net	(1.2)	1.6	(2.8)	(175.0)%	(2.3)	1.4	(3.7)	(264.3)%
Income before income taxes	39.5	43.7	(4.2)	(9.6)%	71.0	214.8	(143.8)	(66.9)%
Income tax expense	(14.9)	(15.2)	0.3	2.0%	(26.2)	(76.1)	49.9	65.6%
Net income	$24.6	$28.5	$(3.9)	(13.7)%	$44.8	$138.7	$(93.9)	(67.7)%
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income attributable to PolyOne common shareholders	$24.6	$28.5	$(3.9)	(13.7)%	$44.8	$138.7	$(93.9)	(67.7)%

Earnings per share attributable to PolyOne common shareholders
Basic	$0.28	$0.31			$0.50	$1.48
Diluted	$0.27	$0.30			$0.49	$1.45
Sales
Sales increased 3.0% in the second quarter of 2012 compared to the second quarter of 2011 driven by a 7.3% increase due to the acquisition of ColorMatrix and a 4.3% increase due to higher pricing primarily associated with raw material inflation and improved mix. These increases were partially offset by a 6.4% decrease in volumes, primarily related to weak demand in Europe and lower volume in our Performance Products and Solutions segment as a result of customers increasing their inventory balances in 2011 in the U.S. building and construction end markets to a greater extent than occurred during the second quarter of 2012. Additionally, unfavorable currency exchange rates decreased sales by 2.2%.
Sales increased 5.8% in the first half of 2012 compared to the first half of 2011 driven by a 7.3% increase due to the acquisition of ColorMatrix and a 5.6% increase due to higher pricing primarily associated with raw material inflation and improved mix. These increases were partially offset by a 5.6% decrease in volumes, primarily related to weak demand in Europe and lower volume in our Performance Products and Solutions segment as a result of customers increasing their inventory balances in 2011 in the U.S. building and construction end markets to a greater extent than occurred during the second quarter of 2012. Additionally, unfavorable currency exchange rates decreased sales by 1.5%.
Cost of sales
As a percent of sales, cost of sales declined from 83.2% in the second quarter of 2011 to 80.5% in the second quarter of 2012 and from 83.1% in the first half of 2011 to 81.2% in the first half of 2012. The improvement in cost of sales as a percentage of sales was driven primarily by the increase in sales associated with the acquisition of ColorMatrix, a specialty platform business, which, like our other specialty businesses, has higher gross margins than our other segments. Additionally, improved price and mix favorably impacted cost of sales as a percentage of sales.

Selling and administrative expense
Selling and administrative expense increased during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 due to the addition of ColorMatrix, which resulted in increased selling and administrative expense and higher amortization expense associated with the acquired intangible assets. Additionally, in the second quarter of 2012, the Company incurred $8.7 million of expense primarily related to employee separation and plant phaseout costs in Europe.

Selling and administrative expense increased during the first half of 2012 compared to the first half of 2011 due to the addition of ColorMatrix, which resulted in increased selling and administrative expense and higher amortization expense associated with the acquired intangible assets. Additionally, in the first half of 2012, the Company incurred $8.8 million of expense primarily related to employee separation and plant phaseout costs in Europe that was recognized within selling and administrative expense.

Income related to previously owned equity affiliates
Income related to previously owned equity affiliates for the first half of 2012 decreased as compared to the corresponding period in 2011 primarily due to the net gain on the sale of our equity investment in SunBelt of $128.2 million that was recorded in the first quarter of 2011. The net gain associated with our sale of our equity investment in SunBelt is reflected within Corporate and eliminations in our segments.

Interest expense, net
Interest expense, net increased in the second quarter and first half of 2012 as compared to the second quarter and first half of 2011 due to a higher average debt balance during the comparative 2012 periods as a result of the term loan financing issued in connection with the acquisition of ColorMatrix in December 2011.

Other (expense) income, net
Other (expense) income, net includes administrative fees associated with our revolving credit facility, foreign currency gains and losses and other miscellaneous items. The decrease in Other (expense) income, net in the second quarter of 2012 compared to the second quarter of 2011 is primarily a result of unfavorable foreign currency impacts of $1.3 million and royalty income of $1.3 million recognized during the second quarter of 2011.
The decrease in Other income (expense), net in the first half of 2012 compared to the first half of 2011 is primarily a result of unfavorable foreign currency impacts of $1.4 million, $1.3 million of royalty income received in the first half of 2011 and a $0.5 million gain recorded in the first half of 2011 associated with our sale of O'Sullivan Films.

Income tax expense
Income tax expense was $14.9 million for the second quarter of 2012 compared to $15.2 million in the second quarter of 2011. Included in the second quarter 2012 provision is a net increase in valuation allowances of $1.2 million compared to a decrease in valuation allowances of $1.4 million in the second quarter of 2011.
Income tax expense was $26.2 million for the first half of 2012 compared to $76.1 million in the first half of 2011. The decrease in income tax expense is primarily related to income taxes on the sale of our 50% equity interest in SunBelt during the first quarter of 2011. In addition, our interim provision was impacted by an increase in valuation allowances of $1.1 million in the first half of 2012 compared to a $4.0 million decrease in the first half of 2011.
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

Sales and Operating Income — Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

	Three Months Ended June 30,		Variances—Favorable (Unfavorable)		Six Months Ended June 30,		Variances—Favorable (Unfavorable)
(Dollars in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales:
Global Specialty Engineered Materials	$138.9	$147.5	$(8.6)	(5.8)%	$280.9	$299.4	$(18.5)	(6.2)%
Global Color, Additives and Inks	191.9	146.2	45.7	31.3%	375.0	286.6	88.4	30.8%
Performance Products and Solutions	222.7	241.4	(18.7)	(7.7)%	446.3	450.1	(3.8)	(0.8)%
PolyOne Distribution	270.6	265.5	5.1	1.9%	533.6	512.5	21.1	4.1%
Corporate and eliminations	(32.1)	(31.8)	(0.3)	(0.9)%	(62.8)	(61.3)	(1.5)	(2.4)%
Total Sales	$792.0	$768.8	$23.2	3.0%	$1,573.0	$1,487.3	$85.7	5.8%
Operating income:
Global Specialty Engineered Materials	$12.8	$12.7	$0.1	0.8%	$24.6	$26.7	$(2.1)	(7.9)%
Global Color, Additives and Inks	22.1	12.6	9.5	75.4%	39.4	23.8	15.6	65.5%
Performance Products and Solutions	22.3	21.3	1.0	4.7%	40.1	35.6	4.5	12.6%
PolyOne Distribution	16.7	15.3	1.4	9.2%	33.4	30.0	3.4	11.3%
Corporate and eliminations	(20.8)	(11.4)	(9.4)	(82.5)%	(39.5)	114.2	(153.7)	(134.6)%
Total Operating Income	$53.1	$50.5	$2.6	5.1%	$98.0	$230.3	$(132.3)	(57.4)%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	9.2%	8.6%	0.6	% points	8.8%	8.9%	(0.1)	% points
Global Color, Additives and Inks	11.5%	8.6%	2.9	% points	10.5%	8.3%	2.2	% points
Performance Products and Solutions	10.0%	8.8%	1.2	% points	9.0%	7.9%	1.1	% points
PolyOne Distribution	6.2%	5.8%	0.4	% points	6.3%	5.9%	0.4	% points
Total	6.7%	6.6%	0.1	% points	6.2%	15.5%	(9.3)	% points
Global Specialty Engineered Materials
Sales decreased $8.6 million, or 5.8%, in the second quarter of 2012 compared to the second quarter of 2011. Increased pricing, associated with raw material inflation, and improved mix of 2.8% were more than offset by decreased volume of 3.9%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 4.7%. Sales decreased $18.5 million, or 6.2%, in the first half of 2012 compared to the first half of 2011. Increased pricing, associated with raw material inflation, and improved mix of 6.3% were more than offset by decreased volume of 9.5%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 3.0%.
Operating income increased $0.1 million in the second quarter of 2012 as compared to the second quarter of 2011 driven primarily by margin expansion, as a result of improved mix, more than offsetting weak demand in Europe. Operating income decreased $2.1 million in the first half of 2012 as compared to the first half of 2011 as decreased demand in Europe more than offset the margin expansion associated with improved mix.

Global Color, Additives and Inks

Sales increased $45.7 million, or 31.3%, in the second quarter of 2012 compared to the second quarter of 2011. Sales increased by 38.5% as a result of the ColorMatrix acquisition and 11.9% due to increased pricing, associated with raw material inflation, and improved mix. This increase was partially offset by a decrease in volumes of 12.5%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 6.6%. Sales increased $88.4 million, or 30.8%, in the first half of 2012 compared to the first half of 2011. Sales increased by 37.9% as a result of the ColorMatrix acquisition and 11.8% due to increased pricing, associated with raw material inflation, and improved mix. This increase was partially offset by a decrease in volumes of 14.2%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 4.7%.
Operating income increased $9.5 million in the second quarter of 2012 as compared to the second quarter of 2011 and $15.6 million in the first half of 2012 compared to the first half of 2011. ColorMatrix added $8.6 million of operating income to the quarter and $15.2 million to the first half of 2012. This combined with margin expansion due to improved mix more than offset lower volumes in Europe.

Performance Products and Solutions
Sales decreased $18.7 million, or 7.7%, in the second quarter of 2012 compared to the second quarter of 2011. Increased pricing, associated with raw material inflation, and improved mix of 1.9% were more than offset by volume declines of 9.5% as a result of our customers increasing inventory balances in 2011 in the U.S. building and construction end markets to a greater extent than occurred during 2012. Sales decreased $3.8 million, or 0.8%, in the first half of 2012 compared to the first half of 2011. Increased pricing, associated with raw material inflation, and improved mix of 5.7% were more than offset by volume declines of 6.5% as a result of our customers increasing inventory balances in 2011 in the U.S. building and construction end markets to a greater extent than occurred during 2012.
Operating income increased $1.0 million in the second quarter of 2012 compared to the second quarter of 2011 and $4.5 million in the first half of 2012 compared to the first half of 2011, primarily due to expanding margins as a result of increased pricing, associated with raw material inflation, and improved mix.

PolyOne Distribution
Sales increased $5.1 million, or 1.9%, in the second quarter of 2012 compared to the second quarter of 2011. Volume increases favorably impacted sales by 1.4%, while increased pricing, associated with raw material inflation, and improved mix increased sales 0.5%. Sales increased $21.1 million, or 4.1%, in the first half of 2012 compared to the first half of 2011. Volume increases favorably impacted sales by 1.8%, while increased pricing, associated with raw material inflation, and improved mix increased sales 2.3%.
Operating income increased $1.4 million in the second quarter of 2012 compared to the second quarter of 2011 and $3.4 million in the first half of 2012 compared to the first half of 2011 due to increased volume, increased pricing, associated with raw material inflation, and improved mix.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the second quarter and first half of 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Environmental remediation costs	$(2.9)	$(1.6)	$(4.5)	$(3.1)
Employee separation and plant phaseout costs	(8.7)	(0.4)	(9.2)	(0.7)
Share-based compensation	(3.0)	(1.4)	(5.0)	(2.6)
Incentive compensation	(5.2)	(6.3)	(12.5)	(12.0)
Acquisition related costs, including inventory fair value adjustments	(0.9)	(0.7)	(7.2)	(1.8)
Insurance settlement	—	—	—	1.9
Gain on sale of equity interest in SunBelt	—	—	0.4	128.2
All other and eliminations (a)	(0.1)	(1.0)	(1.5)	4.3
Total Corporate and eliminations	$(20.8)	$(11.4)	$(39.5)	$114.2

(a)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt. By staggering maturities, we avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding equity securities. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table summarizes our liquidity as of June 30, 2012 and December 31, 2011:

(In millions)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$209.3	$191.9
Revolving credit availability	193.6	148.2
Liquidity	$402.9	$340.1
As of June 30, 2012, approximately 59% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facility, should allow us to maintain adequate levels of available liquidity to fund our operations and meet debt service and minimum pension funding requirements for both the short term and long term.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the first half of 2012 and 2011.

Operating Activities—In the first half of 2012, net cash provided by operating activities was $32.3 million as compared to net cash used by operating activities of $8.9 million in the first half of 2011. The increase in net cash from operating activities of $41.2 million in 2012 is primarily driven by tax refunds received in the first half of 2012 and lower incentive payments in the first half of 2012 related to our 2011 performance, compared to incentive payments in the first half of 2011, related to our 2010 performance.
Working capital as a percentage of sales for the second quarter of 2012 increased slightly to 9.7% compared to 9.3% for the second quarter of 2011, due to the addition of Colormatrix. Days sales outstanding for the second quarter of 2012 was 46.6 compared to 46.4 for the second quarter of 2011.
Investing Activities—Cash provided by investing activities during the first half of 2012 was $2.2 million, primarily reflecting cash proceeds of $18.5 million from year one of the potential three year earn-out from the sale of our 50% equity investment in SunBelt, partially offset by capital expenditures of $16.7 million.
Financing Activities—Net cash used by financing activities in the first half of 2012 was $16.6 million, which includes principal repayments of $1.5 million on our term loan, repurchases of $15.9 million of our outstanding common shares, and cash dividends paid of $8.0 million offset by cash proceeds and income tax benefits of $6.4 million related to the exercise of equity awards and $2.4 million received from non-controlling interests related to the funding of our joint venture in Saudi Arabia.

Debt
As of June 30, 2012, long-term debt totaled $705.8 million, with maturities ranging from 2015 to 2020. Current maturities of long-term debt are $3.0 million as of June 30, 2012.
Aggregate maturities of long-term debt for the next five years are: 2013 — $3.0 million; 2014 — $3.0 million; 2015 — $53.0 million; 2016 — $3.0; 2017 — $285.0; and thereafter — $360.0 million.
On December 21, 2011, we entered into a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the borrowing capacity under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase. The agreement governing the revolving credit facility contains customary covenants including maximum capital expenditures and a financial covenant to maintain a minimum fixed charge ratio of 1.1x, which only comes into effect when excess availability falls below 10% of the maximum credit for any one business day or excess availability is less than 12.5% of maximum credit for any three consecutive business days. As of June 30, 2012, we were in compliance with all covenants, there were no outstanding borrowings under the revolving credit facility and we had availability of $193.6 million.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale ($36.6 million as of June 30, 2012). Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and postretirement benefit plans and purchase obligations. During the six months ended June 30, 2012, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common shares during the period indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
April 1 to April 30	—	$—	—	7,900,000
May 1 to May 31	908,200	13.31	908,200	6,991,800
June 1 to June 30	191,800	12.75	191,800	6,800,000
Total	1,100,000	$13.21	1,100,000

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

Item 6. Exhibits

Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2012	POLYONE CORPORATION

/s/ Richard J. Diemer, Jr.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1 +
First Amendment to the PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement in Schedule 14A, SEC File No. 1-16091, filed on March 23, 2012).

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