Form 10-Q
period 2012-09-30
POLYONE CORP
filed 2012-10-24
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of October 12, 2012 was 89,075,418.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$740.2	$735.8	$2,313.3	$2,223.1
Cost of sales	597.5	621.8	1,875.2	1,857.2
Gross margin	142.7	114.0	438.1	365.9
Selling and administrative expense	92.3	71.5	290.1	227.0
Income related to previously owned equity affiliates	—	—	0.4	133.9
Operating income	50.4	42.5	148.4	272.8
Interest expense, net	(12.4)	(8.3)	(37.1)	(25.2)
Other (expense) income, net	(0.4)	(0.9)	(2.7)	0.5
Income before income taxes	37.6	33.3	108.6	248.1
Income tax expense	(13.6)	(11.7)	(39.8)	(87.8)
Net income	$24.0	$21.6	$68.8	$160.3
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to PolyOne common shareholders	$24.0	$21.6	$68.8	$160.3
Earnings per common share attributable to PolyOne common shareholders:
Basic earnings	$0.27	$0.24	$0.77	$1.72
Diluted earnings	$0.27	$0.23	$0.76	$1.69
Cash dividends declared per common share	$0.05	$0.04	$0.15	$0.12
Weighted-average shares used to compute earnings per share:
Basic	88.8	91.8	89.0	93.0
Diluted	90.2	94.0	90.1	95.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$24.0	$21.6	$68.8	$160.3
Other comprehensive income
Translation adjustment	4.2	(14.3)	(1.2)	(1.9)
Amortization of prior service credits, net of tax	(2.7)	(2.8)	(8.2)	(8.2)
Total comprehensive income	25.5	4.5	59.4	150.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to PolyOne common shareholders	$25.5	$4.5	$59.4	$150.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$248.7	$191.9
Accounts receivable, net	374.7	321.0
Inventories, net	256.2	243.3
Other current assets	51.4	84.5
Total current assets	931.0	840.7
Property, net	380.7	397.6
Goodwill	398.0	398.1
Other intangible assets, net	332.3	341.9
Other non-current assets	114.1	103.2
Total assets	$2,156.1	$2,081.5
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3.0	$3.0
Accounts payable	324.3	294.8
Accrued expenses	141.0	144.6
Total current liabilities	468.3	442.4
Non-current liabilities:
Long-term debt	702.2	704.0
Post-retirement benefits other than pensions	18.4	18.9
Pension benefits	186.7	203.6
Other non-current liabilities	148.8	124.3
Total non-current liabilities	1,056.1	1,050.8
Commitments and contingencies (Note 12)
Shareholders’ equity
PolyOne shareholders’ equity	629.3	588.3
Noncontrolling interests	2.4	—
Total equity	631.7	588.3
Total liabilities and shareholders’ equity	$2,156.1	$2,081.5
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$68.8	$160.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.8	42.4
Deferred income tax provision	15.0	35.5
Provision for doubtful accounts	0.7	1.8
Stock compensation expense	7.8	4.0
Income related to previously owned equity affiliates	(0.4)	(133.9)
Change in assets and liabilities:
Increase in accounts receivable	(54.3)	(69.6)
Increase in inventories	(13.3)	(21.9)
Increase in accounts payable	29.7	59.2
Decrease in pensions and other post-retirement benefits	(30.6)	(31.0)
Increase (decrease) in accrued expenses and other	10.7	(27.6)
Net cash provided by operating activities	86.9	19.2
Investing Activities
Capital expenditures	(33.0)	(32.1)
Business acquisitions, net of cash acquired	—	(21.8)
Proceeds from sale of equity affiliate and other assets	18.9	139.6
Net cash (used in) provided by investing activities	(14.1)	85.7
Financing Activities
Repayment of long-term debt	(2.3)	(20.0)
Purchase of common shares for treasury	(15.9)	(52.6)
Exercise of stock options and awards	11.7	6.4
Cash dividends paid	(12.5)	(7.5)
Proceeds from noncontrolling interests	2.4	—
Net cash used in financing activities	(16.6)	(73.7)
Effect of exchange rate changes on cash	0.6	0.5
Increase in cash and cash equivalents	56.8	31.7
Cash and cash equivalents at beginning of period	191.9	378.1
Cash and cash equivalents at end of period	$248.7	$409.8
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
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
Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2012.
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
At December 31, 2011, the allocation of the purchase price to the assets acquired and liabilities assumed from the ColorMatrix acquisition was preliminary as we had not completed our assessment of deferred income taxes, acquired property, intangibles, obligations or finalized the working capital set forth in the purchase agreement. The following table summarizes the adjustments made to the purchase price allocation during the nine-month period ended September 30, 2012.

(In millions)	Initial Allocation	Adjustments to Fair Value	Recasted Allocation
Cash and cash equivalents	$1.9	$—	$1.9
Accounts receivable, net	30.7	—	30.7
Inventories, net	32.8	(1.9)	30.9
Other current assets	7.1	(0.9)	6.2
Property, net	25.4	4.0	29.4
Other non-current assets	1.3	(1.0)	0.3
Other intangible assets, net	276.0	(0.6)	275.4
Goodwill	225.8	1.4	227.2
Total assets acquired	601.0	1.0	602.0
Accounts payable	16.2	—	16.2
Accrued expenses and other liabilities	3.5	—	3.5
Other non-current liabilities	93.3	1.0	94.3
Total liabilities assumed	113.0	1.0	114.0
Net assets acquired	$488.0	$—	$488.0

As required by FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, our consolidated financial statements at December 31, 2011 were retrospectively adjusted to reflect the above adjustments. As of September 30, 2012, the purchase price allocation remains preliminary and will be finalized as we complete our assessment of deferred income taxes and other obligations. The purchase price allocation will be finalized during the fourth quarter.
During 2012, funding of our joint venture with E.A. Juffali & Brothers Company occurred and construction of the manufacturing facility began with operations expected to commence in 2013. The joint venture enables PolyOne to expand its Global Color and Additives business into the Middle East. The joint venture is 51% owned by PolyOne and is based in Jeddah,

Saudi Arabia. The joint venture is reflected within our condensed consolidated financial statements, including the non-controlling interest.
Note 3 — Goodwill and Intangible Assets
Goodwill as of and for the periods ended September 30, 2012 and December 31, 2011, and changes in the carrying amount of goodwill by operating segments were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2010	$82.6	$72.5	$7.4	$1.6	$164.1
Acquisitions of businesses	6.3	227.2	—	—	233.5
Currency translation	0.3	0.2	—	—	0.5
Balance December 31, 2011	89.2	299.9	7.4	1.6	398.1
Currency translation	(0.5)	0.4	—	—	(0.1)
Balance September 30, 2012	$88.7	$300.3	$7.4	$1.6	$398.0
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$168.9	$(23.7)	$0.5	$145.7
Sales contracts	11.4	(10.9)	—	0.5
Patents, technology and other	82.5	(8.7)	0.1	73.9
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$375.0	$(43.3)	$0.6	$332.3

	As of December 31, 2011
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$168.9	$(17.7)	$0.7	$151.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	82.0	(4.9)	0.1	77.2
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$374.5	$(33.4)	$0.8	$341.9
Note 4 — Employee Separation and Plant Phaseout Costs

During the second quarter of 2012, the Company undertook actions to realign production capacities and improve return on invested capital. These actions were primarily in response to weak demand in Europe. These actions resulted in charges of $1.3 million and $10.5 million related to plant closure costs and reductions in force for the three and nine month periods ended September 30, 2012, respectively. These costs are primarily recognized within Selling and Administrative expense in our Condensed Consolidated Statement of Income and within Corporate and Eliminations in segment disclosures.

Note 5 — Inventories, net
Components of Inventories, net are as follows:

(In millions)	September 30, 2012	December 31, 2011
At FIFO cost:
Finished products	$163.0	$161.2
Work in process	2.2	2.4
Raw materials and supplies	91.0	79.7
Inventories, net	$256.2	$243.3

Note 6 — Property
Components of Property, net are as follows:

(In millions)	September 30, 2012	December 31, 2011
Land and land improvements	$42.3	$42.3
Buildings	290.8	288.9
Machinery and equipment	956.5	940.7
Property, gross	1,289.6	1,271.9
Less accumulated depreciation and amortization	(908.9)	(874.3)
Property, net	$380.7	$397.6
Note 7 — Income Taxes
Income tax expense was $13.6 million for the third quarter of 2012 compared to $11.7 million in the third quarter of 2011. Included in the third quarter 2012 provision is an increase in valuation allowances of $0.1 million compared to a decrease in valuation allowances of $0.2 million in the third quarter of 2011.
Income tax expense was $39.8 million for the nine month period ended September 30, 2012 compared to $87.8 million for the nine month ended September 30, 2011. The decrease in income tax expense is primarily related to income taxes on the sale of our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) joint venture during the first quarter of 2011. In addition, our year to date provision was impacted by an increase in valuation allowances of $1.2 million for the nine months ended September 30, 2012 compared to a $4.2 million decrease in valuation allowances for the nine months ended September 30, 2011.
Note 8 — Weighted-Average Shares Used in Computing Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Weighted-average shares outstanding – basic	88.8	91.8	89.0	93.0
Plus dilutive impact of stock options and awards	1.4	2.2	1.1	2.1
Weighted-average shares – diluted	90.2	94.0	90.1	95.1
For the three months ended September 30, 2012 and 2011, 0.5 million of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, 1.0 million and 0.7 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
During the first quarter of 2012, 0.8 million stock appreciation rights (SARs) were granted under the PolyOne Corporation 2010 Equity and Performance Incentive Plan. These awards vest in three tranches, with each tranche having separate market and time vesting conditions. The first tranche vests at the later of one year and when PolyOne’s cumulative common stock price appreciates at least 10% from the grant date for 30 consecutive trading days. The second tranche vests at the later of two years and when PolyOne’s cumulative common stock price appreciates at least 15% from the grant date for 30 consecutive trading days. The third tranche vests at the later of three years and when PolyOne’s cumulative common stock price appreciates at least 20% from the grant date for 30 consecutive trading days. The 0.8 million SARs were excluded from the three and nine month calculations of diluted earnings per share as none of the market conditions were met as of September 30, 2012.

Note 9 — Employee Benefit Plans
Components of defined benefit pension plan costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Service cost	$0.3	$0.5	$1.1	$1.3
Interest cost	6.7	7.1	20.1	21.3
Expected return on plan assets	(6.9)	(7.3)	(20.7)	(22.0)
Amortization of transition obligation and prior service costs	—	—	—	0.1
Net periodic benefit costs	$0.1	$0.3	$0.5	$0.7

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest cost	$0.2	$0.3	$0.7	$0.9
Amortization of prior service costs	(4.4)	(4.4)	(13.1)	(13.2)
Net periodic benefit gains	$(4.2)	$(4.1)	$(12.4)	$(12.3)
Note 10 — Financing Arrangements
Debt consists of the following instruments:

(Dollars In millions)	September 30, 2012 (1)	December 31, 2011 (1)
7.500% debentures due 2015	$50.0	$50.0
Senior secured term loan due 2017	295.2	297.0
7.375% senior notes due 2020	360.0	360.0
Total long-term debt	705.2	707.0
Less current portion	3.0	3.0
Total long-term debt, net of current portion	$702.2	$704.0

(1)	Book values include unamortized discounts, as applicable.
On December 21, 2011, we entered into a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase. As of September 30, 2012, we were in compliance with all covenants, there were no outstanding borrowings and we had availability of $178.9 million under the revolving credit facility.
Note 11 — Segment Information
Segment information for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$126.9	$136.6	$13.1	$138.2	$147.5	$11.0
Global Color, Additives and Inks	172.2	172.6	16.5	137.5	138.2	10.9
Performance Products and Solutions	188.4	207.5	20.8	206.6	226.4	16.7
PolyOne Distribution	252.7	254.4	16.4	253.5	255.0	14.1
Corporate and eliminations	—	(30.9)	(16.4)	—	(31.3)	(10.2)
Total	$740.2	$740.2	$50.4	$735.8	$735.8	$42.5

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(In millions)	Sales to External Customers	Total Sales	Segment Operating Income	Sales to External Customers	Total Sales	Segment Operating Income
Global Specialty Engineered Materials	$385.0	$417.5	$37.6	$420.0	$446.9	$37.7
Global Color, Additives and Inks	546.5	547.6	56.0	423.0	424.8	34.7
Performance Products and Solutions	598.2	653.8	60.9	616.2	676.5	52.3
PolyOne Distribution	783.6	788.0	49.8	763.9	767.5	44.1
Corporate and eliminations	—	(93.6)	(55.9)	—	(92.6)	104.0
Total	$2,313.3	$2,313.3	$148.4	$2,223.1	$2,223.1	$272.8

	Total Assets
(In millions)	September 30, 2012	December 31, 2011
Global Specialty Engineered Materials	$361.8	$349.7
Global Color, Additives and Inks	908.0	914.3
Performance Products and Solutions	280.4	287.0
PolyOne Distribution	216.0	183.5
Corporate and eliminations	389.9	347.0
Total Assets	$2,156.1	$2,081.5

Note 12 — Commitments and Contingencies
Environmental—We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of certain environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We believe that our potential continuing liability with respect to these sites will not have a material adverse effect on our consolidated financial position, statements of income or cash flows. In addition, we initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition.

During the nine months ended September 30, 2012 and 2011, we recognized $9.7 million and $7.9 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the nine months ended September 30, 2012, we received $0.1 million of proceeds from insurance recoveries compared to $3.2 million of proceeds received during the nine months ended September 30, 2011. These expenses and the gains associated with these reimbursements are included within Cost of sales in our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, we had accrued $75.8 million at September 30, 2012 and $76.2 million at December 31, 2011 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2012. However, such additional costs, if any, cannot be currently estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained. Additional information related to environmental liabilities is included in Note 12, Commitments and Contingencies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Guarantee—On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale ($36.6 million as of September 30, 2012). Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

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

Financial instruments accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash equivalents	$31.4	$31.4	$—	$—
Foreign currency forwards	—	—	—	—
Foreign currency options	1.1	—	1.1	—

	December 31, 2011
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash equivalents	$13.5	$13.5	$—	$—
Foreign currency forwards	0.1	—	0.1	—
The fair value of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and spot and forward foreign currency rates as well as option volatility and non-performance risk.
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at September 30, 2012 and December 31, 2011 was $744.7 million and $723.7 million, respectively, compared to carrying values of $705.2 million and $707.0 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of PolyOne’s debt instruments represent Level 2 measurements within the fair value hierarchy and were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

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
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments are not designated as a hedge, and therefore, any gain or loss is immediately recognized in income.

The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2012
(In millions)	Notional	Other current assets	Accrued expenses
Foreign currency options	$37.8	$1.1	$—
Foreign currency forwards	14.5	—	—
Total		$1.1	$—

	December 31, 2011
(In millions)	Notional	Other current assets
Foreign currency forwards	$18.1	$0.1
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended September 30,
(In millions)	2012	2011	Location
Foreign currency options - gains / (losses)	$(0.7)	$—	Selling and administrative expense
Foreign currency forwards - gains / (losses)	(0.2)	3.0	Other (expense) income, net

	Nine Months Ended September 30,
(In millions)	2012	2011	Location
Foreign currency options - gains / (losses)	$(0.6)	$—	Selling and administrative expense
Foreign currency forwards - gains / (losses)	—	(2.0)	Other (expense) income, net

Note 15 — Equity
Changes in equity for the nine months ended September 30, 2012 and September 30, 2011 are as follows:

(In millions)	PolyOne shareholders' equity	Noncontrolling interests	Total equity
Balance December 31, 2011	$588.3	$—	$588.3
Net income	68.8	—	68.8
Other comprehensive income
Translation adjustment	(1.2)	—	(1.2)
Amortization of prior service credits, net of $4.9 tax	(8.2)	—	(8.2)
Total comprehensive income	59.4	—	59.4
Cash dividend declared	(13.3)	—	(13.3)
Repurchase of common shares	(15.9)	—	(15.9)
Stock incentive plan activity	10.8	—	10.8
Proceeds received from non-controlling interests	—	2.4	2.4
Balance September 30, 2012	$629.3	$2.4	$631.7

Balance December 31, 2010	$516.0	$—	$516.0
Net income	160.3	—	160.3
Other comprehensive income
Translation adjustment	(1.9)	—	(1.9)
Amortization of prior service credits, net of $4.9 tax	(8.2)	—	(8.2)
Total comprehensive income	150.2	—	150.2
Cash dividend declared	(11.1)	—	(11.1)
Repurchase of common shares	(52.6)	—	(52.6)
Stock incentive plan activity	6.0	—	6.0
Balance September 30, 2011	$608.5	$—	$608.5

Note 16 — Subsequent Events

On October 23, 2012, we entered into a merger agreement pursuant to which we will acquire Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, compounding, and packaging solutions, based in Clayton, Missouri. Spartech expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate as well as new ones such as aerospace and security.  By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can accelerate growth. The proposed acquisition is expected to close during the first quarter of 2013, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the approval by Spartech's stockholders. Pursuant to the terms of the merger agreement, at the effective time of the merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares (equivalent to $8 per share). In the aggregate, we expect to issue approximately 9.9 million of our common shares, valued at approximately $167 million based on our October 23, 2012 closing price, and pay approximately $84 million in cash to Spartech stockholders.  We intend to finance the cash portion of the purchase price as well as the repayment of Spartech's outstanding senior notes and debt outstanding under its revolving credit facility, which approximates $131 million, through a combination of cash on hand and new long-term debt. In addition, we will assume approximately $11 million in other Spartech debt.

Additionally on October 23, 2012, PolyOne's Board of Directors increased the common share repurchase authorization amount by 13.2 million common shares. The new authorization brings the total common shares available for repurchase to 20.0 million common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, polymer distribution and specialty vinyl resins. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income and net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Sales	$740.2	$735.8	$2,313.3	$2,223.1
Operating income	50.4	42.5	148.4	272.8
Net income attributable to PolyOne common shareholders	24.0	21.6	68.8	160.3

On October 23, 2012, we entered into a merger agreement pursuant to which we will acquire Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, compounding, and packaging solutions, based in Clayton, Missouri. Spartech expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate as well as new ones such as aerospace and security.  By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can accelerate growth. The proposed acquisition is expected to close during the first quarter of 2013, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the approval by Spartech's stockholders. Pursuant to the terms of the merger agreement, at the effective time of the merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares (equivalent to $8 per share). In the aggregate, we expect to issue approximately 9.9 million of our common shares, valued at approximately $167 million based on our October 23, 2012 closing price, and pay approximately $84 million in cash to Spartech stockholders.  We intend to finance the cash portion of the purchase price as well as the repayment of Spartech's outstanding senior notes and debt outstanding under its revolving credit facility, which approximates $131 million, through a combination of cash on hand and new long-term debt. In addition, we will assume approximately $11 million in other Spartech debt.

During the second quarter of 2012, the Company undertook actions to realign production capacities and improve return on invested capital. These actions were primarily in response to weak demand in Europe. These actions resulted in charges of $1.3 million and $10.5 million related to plant closure cost and reductions in force for the three and nine month periods ended September 30, 2012, respectively. These costs are primarily recognized within Selling and Administrative expense in our Condensed Consolidated Statements of Income and within Corporate and Eliminations in segment disclosures.
On December 21, 2011, PolyOne acquired all of the equity of ColorMatrix Group, Inc. (ColorMatrix). The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million. ColorMatrix is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe and Asia. The ColorMatrix acquisition reflects our strategy to expand our specialty business and our international presence. ColorMatrix is reflected within our condensed consolidated financial statements and within the Global Color, Additives and Inks reportable segment for the three and nine months ended September 30, 2012, and within the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.
On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash, the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets. During the nine month period ended September 30, 2011, we recorded a pre-tax gain of $128.2 million related to the sale, which is included within Income related to previously owned equity affiliates in our Condensed Consolidated Statements of Income.

Results of Operations — Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

	Three Months Ended September 30,		Variances—Favorable (Unfavorable)		Nine Months Ended September 30,		Variances—Favorable (Unfavorable)
(Dollars in millions, except per share data)	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales	$740.2	$735.8	$4.4	0.6%	$2,313.3	$2,223.1	$90.2	4.1%
Cost of sales	597.5	621.8	24.3	3.9%	1,875.2	1,857.2	(18.0)	(1.0)%
Gross margin	142.7	114.0	28.7	25.2%	438.1	365.9	72.2	19.7%
Selling and administrative expense	92.3	71.5	(20.8)	(29.1)%	290.1	227.0	(63.1)	(27.8)%
Income related to previously owned equity affiliates	—	—	—	—%	0.4	133.9	(133.5)	(99.7)%
Operating income	50.4	42.5	7.9	18.6%	148.4	272.8	(124.4)	(45.6)%
Interest expense, net	(12.4)	(8.3)	(4.1)	(49.4)%	(37.1)	(25.2)	(11.9)	(47.2)%
Other (expense) income, net	(0.4)	(0.9)	0.5	55.6%	(2.7)	0.5	(3.2)	(640.0)%
Income before income taxes	37.6	33.3	4.3	12.9%	108.6	248.1	(139.5)	(56.2)%
Income tax expense	(13.6)	(11.7)	(1.9)	(16.2)%	(39.8)	(87.8)	48.0	54.7%
Net income	$24.0	$21.6	$2.4	11.1%	$68.8	$160.3	$(91.5)	(57.1)%
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income attributable to PolyOne common shareholders	$24.0	$21.6	$2.4	11.1%	$68.8	$160.3	$(91.5)	(57.1)%

Earnings per share attributable to PolyOne common shareholders
Basic	$0.27	$0.24			$0.77	$1.72
Diluted	$0.27	$0.23			$0.76	$1.69
Sales
Sales increased 0.6% in the third quarter of 2012 compared to the third quarter of 2011 driven by a 6.8% increase due to the acquisition of ColorMatrix. This increase was partially offset by a 2.3% decrease due to lower pricing primarily associated with lower raw material costs in the third quarter of 2012 and decreased volume of 1.4%, primarily related to weak demand in Europe. Additionally, unfavorable currency exchange rates decreased sales by 2.5%.
Sales increased 4.1% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 driven by a 7.1% increase due to the acquisition of ColorMatrix and a 2.9% increase due to higher pricing, primarily associated with raw material inflation, and improved mix. These increases were partially offset by a 4.1% decrease in volumes, primarily related to weak demand in Europe. Additionally, unfavorable currency exchange rates decreased sales by 1.8%.
Cost of sales
As a percent of sales, cost of sales declined from 84.5% in the third quarter of 2011 to 80.7% in the third quarter of 2012 and from 83.5% in the nine months ended September 30, 2011 to 81.1% in the nine months ended September 30, 2012. The improvement in cost of sales as a percentage of sales was driven primarily by the increase in sales associated with the acquisition of ColorMatrix, a specialty platform business, which, like our other specialty businesses, has higher gross margins than our other segments. Additionally, improved mix favorably impacted cost of sales as a percentage of sales.
Selling and administrative expense
Selling and administrative expense increased during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, primarily due to the addition of ColorMatrix, which resulted in increased selling and administrative expense and higher amortization expense associated with the acquired intangible assets.
Selling and administrative expense increased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the addition of ColorMatrix, which resulted in increased selling and administrative expense and higher amortization expense associated with the acquired intangible assets. Additionally, in the nine months ended September 30, 2012, the Company incurred $10.1 million of expense primarily related to employee separation and plant phaseout costs in Europe that was recognized within selling and administrative expense.

Income related to previously owned equity affiliates
Income related to previously owned equity affiliates for the nine months ended September 30, 2012 decreased as compared to the corresponding period in 2011 primarily due to the net gain on the sale of our equity investment in SunBelt of $128.2 million that was recorded in the first quarter of 2011. The net gain associated with the sale of our equity investment in SunBelt is reflected within Corporate and eliminations in our segment disclosures.

Interest expense, net
Interest expense, net increased in the third quarter and nine months ended September 30, 2012 as compared to the third quarter and nine months ended September 30, 2011 due to a higher average debt balance during the comparative 2012 periods as a result of the term loan financing issued in connection with the acquisition of ColorMatrix in December 2011.

Other (expense) income, net
Other (expense) income, net includes administrative fees associated with our revolving credit facility, foreign currency gains and losses and other miscellaneous items. The favorable change in Other (expense) income, net in the third quarter of 2012 compared to the third quarter of 2011 is primarily a result of foreign currency impacts.
The decrease in Other (expense) income, net in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily a result of unfavorable foreign currency impacts during the nine months ended September 30, 2012 compared to September 30, 2011, $1.4 million of royalty income received in the nine months ended September 30, 2011 and a $0.5 million gain recorded in the nine months ended September 30, 2011 associated with our sale of O'Sullivan Films.

Income tax expense
Income tax expense was $13.6 million for the third quarter of 2012 compared to $11.7 million in the third quarter of 2011. Included in the third quarter 2012 provision is an increase in valuation allowances of $0.1 million compared to a decrease in valuation allowances of $0.2 million in the third quarter of 2011.
Income tax expense was $39.8 million for the nine month period ended September 30, 2012 compared to $87.8 million for the nine months ended September 30, 2011. The decrease in income tax expense is primarily related to income taxes on the sale of our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) joint venture during the first quarter of 2011. In addition, our year to date provision was impacted by an increase in valuation allowances of $1.2 million for the nine months ended September 30, 2012 compared to a $4.2 million decrease in valuation allowances for the nine months ended September 30, 2011.
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

Sales and Operating Income — Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

	Three Months Ended September 30,		Variances—Favorable (Unfavorable)		Nine Months Ended September 30,		Variances—Favorable (Unfavorable)
(Dollars in millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales:
Global Specialty Engineered Materials	$136.6	$147.5	$(10.9)	(7.4)%	$417.5	$446.9	$(29.4)	(6.6)%
Global Color, Additives and Inks	172.6	138.2	34.4	24.9%	547.6	424.8	122.8	28.9%
Performance Products and Solutions	207.5	226.4	(18.9)	(8.3)%	653.8	676.5	(22.7)	(3.4)%
PolyOne Distribution	254.4	255.0	(0.6)	(0.2)%	788.0	767.5	20.5	2.7%
Corporate and eliminations	(30.9)	(31.3)	0.4	1.3%	(93.6)	(92.6)	(1.0)	(1.1)%
Total Sales	$740.2	$735.8	$4.4	0.6%	$2,313.3	$2,223.1	$90.2	4.1%
Operating income:
Global Specialty Engineered Materials	$13.1	$11.0	$2.1	19.1%	$37.6	$37.7	$(0.1)	(0.3)%
Global Color, Additives and Inks	16.5	10.9	5.6	51.4%	56.0	34.7	21.3	61.4%
Performance Products and Solutions	20.8	16.7	4.1	24.6%	60.9	52.3	8.6	16.4%
PolyOne Distribution	16.4	14.1	2.3	16.3%	49.8	44.1	5.7	12.9%
Corporate and eliminations	(16.4)	(10.2)	(6.2)	(60.8)%	(55.9)	104.0	(159.9)	(153.8)%
Total Operating Income	$50.4	$42.5	$7.9	18.6%	$148.4	$272.8	$(124.4)	(45.6)%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	9.6%	7.5%	2.1	% points	9.0%	8.4%	0.6	% points
Global Color, Additives and Inks	9.6%	7.9%	1.7	% points	10.2%	8.2%	2.0	% points
Performance Products and Solutions	10.0%	7.4%	2.6	% points	9.3%	7.7%	1.6	% points
PolyOne Distribution	6.4%	5.5%	0.9	% points	6.3%	5.7%	0.6	% points
Total	6.8%	5.8%	1.0	% points	6.4%	12.3%	(5.9)	% points
Global Specialty Engineered Materials
Sales decreased $10.9 million, or 7.4%, in the third quarter of 2012 compared to the third quarter of 2011. Improved mix of 1.5% was more than offset by decreased volume of 3.2%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 5.7%. Sales decreased $29.4 million, or 6.6%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Increased pricing, associated with raw material inflation, and improved mix of 4.8% were more than offset by decreased volume of 7.6%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 3.8%.
Operating income increased $2.1 million in the third quarter of 2012 as compared to the third quarter of 2011, driven by margin expansion resulting from improved mix and cost reductions as a result of recent restructuring actions.

Operating income decreased $0.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2012. The decrease is a result of weak demand in Europe more than offsetting improved mix and cost reductions as a result of our second quarter 2012 restructuring.

Global Color, Additives and Inks
Sales increased $34.4 million, or 24.9%, in the third quarter of 2012 compared to the third quarter of 2011. Sales increased by 36.1% as a result of the ColorMatrix acquisition and 6.6% due to improved mix. This increase was partially offset by a decrease in volumes of 11.2%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 6.6%. Sales increased $122.8 million, or 28.9%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Sales increased by 37.3% as a result of the ColorMatrix acquisition and 10.2% due to increased pricing, associated with raw material inflation, and improved mix. This increase was partially offset by a decrease in volumes of 13.3%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 5.3%.
Operating income increased $5.6 million in the third quarter of 2012 as compared to the third quarter of 2011 and $21.3 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. ColorMatrix added $6.0 million of operating income to the quarter and $21.8 million to the nine months ended September 30, 2012.

Performance Products and Solutions
Sales decreased $18.9 million, or 8.3%, in the third quarter of 2012 compared to the third quarter of 2011. This decrease was driven by decreased pricing of 7.0%, primarily associated with lower raw material costs, while volume declines unfavorably impacted sales by 1.3%.
Sales decreased $22.7 million, or 3.4%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Increased pricing, primarily associated with raw material inflation, and improved mix of 1.3% were more than offset by volume declines of 4.7% as a result of our customers increasing inventory balances in 2011 in the U.S. building and construction end markets to a greater extent than occurred during 2012.
Operating income increased $4.1 million in the third quarter of 2012 compared to the third quarter of 2011, and $8.6 million in the nine months ended September 30, 2012 compared to the nine months ended September 30,2011, primarily due to expanding margins as a result of improved mix.

PolyOne Distribution
Sales decreased $0.6 million, or 0.2%, in the third quarter of 2012 compared to the third quarter of 2011. Volume increases of 2.9%, were more than offset by decreased pricing, associated with lower raw material costs, of 3.1%. Sales increased $20.5 million, or 2.7%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Volume increases favorably impacted sales by 2.1%, while improved mix increased sales 0.6%.
Operating income increased $2.3 million in the third quarter of 2012 compared to the third quarter of 2011 and $5.7 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to higher volumes and improved mix.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Environmental remediation costs	$(5.2)	$(4.8)	$(9.7)	$(7.9)
Employee separation and plant phaseout costs	(1.3)	(1.1)	(10.5)	(1.8)
Share-based compensation	(2.8)	(1.4)	(7.8)	(4.0)
Incentive compensation	(6.4)	(3.0)	(18.9)	(15.0)
Acquisition related costs, including inventory fair value adjustments	(0.7)	(0.2)	(7.3)	(1.2)
Insurance settlement	—	1.3	—	3.2
Gain on sale of equity interest in SunBelt	—	—	0.4	128.2
All other and eliminations (a)	—	(1.0)	(2.1)	2.5
Total Corporate and eliminations	$(16.4)	$(10.2)	$(55.9)	$104.0

(a)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

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
The following table summarizes our liquidity as of September 30, 2012 and December 31, 2011:

(In millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$248.7	$191.9
Revolving credit availability	178.9	148.2
Liquidity	$427.6	$340.1
As of September 30, 2012, approximately 58% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facility, should allow us to maintain adequate levels of available liquidity to fund our operations and meet debt service and minimum pension funding requirements for both the short term and long term.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011.

Operating Activities—In the nine months ended September 30, 2012, net cash provided by operating activities was $86.9 million as compared to net cash provided by operating activities of $19.2 million in the nine months ended September 30, 2011. The increase in net cash from operating activities of $67.7 million in 2012 is primarily driven by higher earnings in 2012, tax refunds received in the nine months ended September 30, 2012 and lower incentive payments in the nine months ended September 30, 2012 related to our 2011 performance, compared to incentive payments in the nine months ended September 30, 2011 related to our 2010 performance.
Working capital as a percentage of sales for the third quarter of 2012 increased slightly to 10.5% compared to 9.8% for the third quarter of 2011 due to the addition of ColorMatrix. Days sales outstanding for the third quarter of 2012 was 48.1 compared to 47.7 for the third quarter of 2011.
Investing Activities—Cash used by investing activities during the nine months ended September 30, 2012 was $14.1 million, primarily reflecting cash proceeds of $18.5 million from year one of the potential three year earn-out from the sale of our 50% equity investment in SunBelt, offset by capital expenditures of $33.0 million.
Financing Activities—Net cash used by financing activities in the nine months ended September 30, 2012 was $16.6 million, which includes principal repayments of $2.3 million on our term loan, repurchases of $15.9 million of our outstanding common shares and cash dividends paid of $12.5 million offset by cash proceeds and income tax benefits of $11.7 million related to the exercise of equity awards and $2.4 million received from non-controlling interests related to the funding of our joint venture in Saudi Arabia.

Debt
As of September 30, 2012, long-term debt, net of original issuer discounts, totaled $705.2 million. Current maturities of long-term debt are $3.0 million as of September 30, 2012.
Aggregate maturities of long-term debt for the next five years are: 2013 — $3.0 million; 2014 — $3.0 million; 2015 — $53.0 million; 2016 — $3.0 million; 2017 — $285.0 million; and thereafter — $360.0 million.

On December 21, 2011, we entered into a five-year senior secured revolving credit facility, which includes up to $300.0 million in revolving loans, subject to a borrowing base with advances against U.S. and Canadian accounts receivable and inventory. We have the option to increase the borrowing capacity under the revolving credit facility to $350.0 million, subject to our meeting certain requirements and obtaining commitments for such increase. The agreement governing the revolving credit facility contains customary covenants including maximum capital expenditures and a financial covenant to maintain a minimum fixed charge ratio of 1.1x, which only comes into effect when excess availability falls below 10% of the maximum credit for any one business day or excess availability is less than 12.5% of maximum credit for any three consecutive business days. As of September 30, 2012, we were in compliance with all covenants, there were no outstanding borrowings and we had availability of $178.9 million under the revolving credit facility.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale ($36.6 million as of September 30, 2012). Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and postretirement benefit plans and purchase obligations. During the nine months ended September 30, 2012, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II — Other Information

Item 6. Exhibits

Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 24, 2012	POLYONE CORPORATION

/s/ Richard J. Diemer, Jr.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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