Form 10-K
period 2012-12-31
POLYONE CORP
filed 2013-02-12
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2012, determined using a per share closing price on that date of $13.68, as quoted on the New York Stock Exchange, was $1,127,110,420.
The number of shares of common shares outstanding as of January 18, 2013 was 89,520,537.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2013 Annual Meeting of Shareholders.

POLYONE  CORPORATION

PART I
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

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

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing markets;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation;

•	the amount and timing of repurchases, if any, of PolyOne common shares;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	our ability to identify and evaluate acquisition targets and consummate acquisitions, such as our pending acquisition of Spartech Corporation (Spartech);

•	the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies;

•	the ability to achieve the expected results of any acquisitions, including the acquisitions being accretive;

•	our ability to obtain permanent long-term debt financing in connection with our pending acquisition of Spartech; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
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

1 POLYONE  CORPORATION

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
ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, polymer distribution and specialty vinyl resins. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities in North America, South America, Europe, Africa and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its subsidiaries.
PolyOne is incorporated in Ohio and headquartered in Avon Lake, Ohio. We employ approximately 5,000 people and have 59 manufacturing sites and 8 distribution facilities in North America, South America, Europe, Africa and Asia. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2012, we had sales of approximately $3.0 billion, 39% of which were to customers outside the United States.
We provide value to our customers with solutions built upon our ability to leverage our polymer and formulation expertise with our operational capabilities, being the essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more essential as large chemical producers outsource or seek alternative channels to market to serve smaller, niche business; processors need more effective solutions to improve their profitability and competitive advantage; and international and OEM companies need reliable suppliers with global reach. Our goal is to provide our customers with specialized material and service solutions through our global reach, broad market knowledge, technical expertise, product breadth, efficient manufacturing operations, a fully integrated information technology network, and raw material procurement leverage. Our end markets are primarily in healthcare, transportation, consumer, packaging, electrical and electronics, industrial, building and construction, appliances and wire and cable.
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
Polymer Industry Overview
Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, such as polyethylene and polypropylene, in their most basic forms. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand balances.
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

2 POLYONE  CORPORATION

Thermoplastic resins are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, institutional products, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance. In the medical industry, plastics help save lives by safely providing a range of transparent and opaque materials that are used for a vast array of devices including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, and electronic enclosures. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
Various additives can be formulated with a base resin to provide it with greater versatility and performance. Polymer formulations have advantages over metals, wood, rubber, glass and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications that range from automobile parts to construction materials. These specialized polymers offer advantages compared to traditional materials that include processability, weight reduction, chemical resistance, flame retardance and lower total cost. Plastics have a reputation for durability, aesthetics, ease of handling and recyclability.
PolyOne Segments
We operate in four reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; and (4) PolyOne Distribution. In February 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt), which was a reportable segment in prior periods. Our segments are further discussed in Note 15, Segment Information, to the accompanying consolidated financial statements.
Global Specialty Engineered Materials
Global Specialty Engineered Materials is a leading provider of custom polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes standard and custom formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. This segment includes GLS Corporation (GLS), which we acquired in 2008. We believe GLS offers the broadest range of soft-touch thermoplastic elastomers in the industry. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Global Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, Asia, and South America. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
On December 19, 2012, the Company acquired Glasforms, Inc. (Glasforms), a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products. Glasforms results are included within the Global Specialty Engineered Materials segment from the date of the acquisition.
Global Color, Additives and Inks
Global Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with a non-base resin, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive

3 POLYONE  CORPORATION

concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Our offering also includes proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Global Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Asia and Africa.
On December 21, 2011, the Company completed the acquisition of all of the outstanding equity of ColorMatrix for $486.1 million net of cash acquired. ColorMatrix is a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. On November 30, 2010, we sold our 50% interest in BayOne Urethane Systems LLC (BayOne), a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets. The equity earnings from BayOne are included in Global Color, Additives and Inks’ results in 2010. On October 1, 2010, we acquired Polimaster Indústria E Comércio de Pigmentos Pláticos LTDA (Polimaster), which extended our presence in South America.
Performance Products and Solutions
Performance Products and Solutions is an industry leader offering an array of products and services for vinyl coating, molding and extrusion processors principally in North America. Our product offerings include: vinyl formulations and alloys, specialty vinyl resins, and specialty coating materials based largely on vinyl. We believe that Geon Performance Materials is the leading North American vinyl formulator, and the Geon name carries strong brand recognition. These products are sold to manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analysis, process simulations and extruder screw design. Vinyl is utilized across a broad range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. This segment also includes Producer Services, which offers contract manufacturing services to resin producers and polymer marketers. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.
PolyOne Distribution
The PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced solutions, principally to the North American and Asian markets. These products are sold to over 6,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. Recent expansion in Central America and Asia have bolstered PolyOne Distribution's ability to serve the specialized needs of customers globally.
Competition
The production of compounded plastics and the manufacturing of custom and proprietary formulated color and additives systems for the plastics industry are highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent formulator of plastic materials and producer of custom and proprietary color and additive systems in the United States and Europe, with a growing presence in Asia and South America. Our competitors range from large international companies with broad product offerings to local independent custom producers whose focus is a specific market niche or product offering.
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

4 POLYONE  CORPORATION

speed and responsiveness, coupled with the quality of products and agility of our distribution network, allow us to compete effectively.
Raw Materials
The primary raw materials used by our manufacturing operations are polyvinyl chloride (PVC) resin, vinyl chloride monomer (VCM), polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which we believe are in adequate supply. We have long-term supply contracts with OxyVinyls LP, a former equity investment affiliate, under which the majority of our PVC resin and all of our VCM is supplied. These contracts will expire in 2014 and 2018, respectively. The PVC resin contract contains a year-by-year evergreen renewal provision unless terminated by either party with a one-year notice. We believe these contracts should assure the availability of adequate amounts of PVC resin and VCM. We also believe that the pricing under these contracts provides PVC resins and VCM to us at a competitive cost. See the discussion of risks associated with raw material supply and costs in Item 1A “Risk Factors”.
Patents and Trademarks
We own and maintain a number of U.S. and foreign patents and trademarks that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years from filing date if all fees are paid, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks. The acquisition of ColorMatrix significantly increased the number of global patents and trademarks which we own and maintain.
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
Significant Customers
No customer accounted for more than 2% of our consolidated revenues in 2012, and neither we nor any of our segments would suffer a material adverse effect if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development was $41.9 million in 2012, $36.9 million in 2011 and $33.8 million in 2010.
Methods of Distribution
We sell products primarily through direct sales personnel, distributors, including our PolyOne Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although

5 POLYONE  CORPORATION

some customers pick up product at our manufacturing facilities or warehouses. We also ship some of our manufactured products to customers by rail.
Employees
As of December 31, 2012, we employed approximately 5,000 people. Approximately 3% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.
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
We are strongly committed to safety as evidenced by our injury incidence rate of 0.54 per 100 full-time workers per year in 2012, an improvement from 0.57 in 2011. The 2011 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 4.9.
In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the Restrictions on the Use of Certain Hazardous Substances (RoHS), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) and the Consumer Product Safety Improvement Act, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.
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
We incurred environmental expenses, before recoveries, of $12.8 million in 2012, $9.7 million in 2011 and $20.5 million in 2010. Our environmental expense in 2012, 2011 and 2010 related mostly to ongoing remediations. In 2012, 2011 and 2010 we received less than $0.1 million, $3.3 million and $16.7 million, respectively, as reimbursement of previously incurred environmental remediation costs.
We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites we or our predecessors formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse

6 POLYONE  CORPORATION

effect on our results of operations or financial position. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. Based on current information and estimates prepared by our environmental engineers and consultants, we had reserves as of December 31, 2012 on our accompanying Consolidated Balance Sheet totaling $75.4 million to cover probable future environmental expenditures related to previously contaminated sites. This amount represents our best estimate of probable costs for remediation, based upon the information and technology currently available and our view of the most likely remedy.
Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors; it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2012. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed or additional information is obtained.
Refer to Note 12, Commitments and Contingencies, for further discussion of our environmental liabilities.
We expect cash paid for environmental remediation expenditures will be approximately $11 million in 2013.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note 15, Segment Information, to the accompanying consolidated financial statements, which is incorporated by reference into this Item 1.
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
Several factors may affect the demand for and supply of our products and services, including:

•	economic downturns in the significant end markets that we serve;

7 POLYONE  CORPORATION

•	product obsolescence or technological changes that unfavorably alter the value/cost proposition of our products and services;

•	competition from existing and unforeseen polymer and non-polymer based products;

•	declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers’ ability to pay amounts owed to us;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets; and

•
inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse affect on our financial position, results of operations and cash flows.
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

8 POLYONE  CORPORATION

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
Our operations could be adversely affected by various risks inherent in conducting operations worldwide.
As noted above in Item 1, “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe, South America and Asia) was approximately 39% in 2012, 39% in 2011 and 36% in 2010 of our total revenues. Long-lived assets of our foreign operations represented 36% in 2012, 35% in 2011 and 36% in 2010 of our total long-lived assets.
International operations are subject to risks, which include, but are not limited to, the following:

•
changes in local government regulations and policies including, but not limited to foreign currency exchange controls or monetary policy; repatriation of earnings; expropriation of property; duty or tariff restrictions; investment limitations; and tax policies;

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	compliance with international trade laws and regulations, including export control and economic sanctions;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.
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
Attainment of our strategic plan objectives require, in part, strategic acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology that accelerates our specialization strategy, or both. Success will depend on our ability to complete these transactions or arrangements, and integrate the businesses acquired in these transactions as well as develop satisfactory working arrangements with our strategic partners in the joint ventures. Unexpected difficulties in integrating recent and future acquisitions with our existing operations and in managing strategic investments could occur. Furthermore, we may not realize the degree, or timing, of benefits initially anticipated, which could adversely affect our business, financial position, results of operations or cash flows.
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
We face competition from other polymer companies as well as chemical companies, which could adversely affect our sales, results of operations or cash flows.
We actively compete with companies that produce the same or similar products, and in some instances with companies that produce different products that are designed for the same end uses. We encounter competition in price, payment terms, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.
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
We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our financial position, results of operations or cash flows.

10 POLYONE  CORPORATION

Disruptions in the global credit and financial markets could limit our access to credit, which could negatively impact our business.
Domestic and foreign credit and financial markets have experienced disruption in recent years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the global credit and financial markets.
The economic downturn in Europe has had and may continue to have a negative effect on our business and operations.
The economic downturn in Europe has caused, and continues to have, a negative effect on our business, results of operations, and financial condition. Many of our customers, distributors and suppliers have been affected by the these economic conditions. Current or potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business. In addition, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.
The timing, strength or duration of any recovery in the European economic markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. Such conditions make it difficult to forecast operating results, make business decisions and identify and address material business risks.
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
We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before

11 POLYONE  CORPORATION

maturity. We cannot guarantee that we will be able to refinance any of our indebtedness, including our term loan and revolving credit facility, on commercially reasonable terms or at all.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2012, we had goodwill of $405.5 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements.
Poor investment performance by our pension plan assets may increase our pension liability and expense, which may increase the required funding of our pension obligations and divert funds from other potential uses.
We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. As of December 31, 2012, we assumed a weighted average rate of return of 8.43% on pension assets.
Poor investment performance by our pension plan assets resulting from a decline in prices in the equity and/or fixed income markets could significantly increase the deficit position of our plans. Should the assets earn an average return less than our assumed rate, it is likely that future pension expenses and funding requirements would increase.
We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would increase future pension expense and, conversely, a decrease in the discount rate would decrease future pension expense.
Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will make cash contributions of approximately $75 million to our pension plans, including $50 million of contributions above our estimated required amounts, in 2013.
We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations, diverting funds we would otherwise apply to other uses.
Risks related to our pension and other post-retirement plans may adversely impact our results of operations and cash flow.
Significant changes in actual investment return on pension assets, discount rates, and other factors have and may continue to adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates. Changes in these assumptions have resulted in material charges to income in recent years and may continue in future periods. Funding requirements for our U.S. pension plans may become more significant. The ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate and the expected long-term rate of return on plan assets, and how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Policies” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The failure to successfully combine the businesses of PolyOne and Spartech (which we refer to after consummation of the merger as the "Combined Company") may adversely affect future results of the Combined Company.
The success of the proposed merger will depend, in part, on the ability of the Combined Company to realize anticipated benefits from combining the businesses of PolyOne and Spartech. To realize these anticipated benefits,

12 POLYONE  CORPORATION

the businesses of PolyOne and Spartech must be successfully combined. If we are not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
The Combined Company may not be able to retain customers or suppliers. Customers or suppliers may seek to modify contractual obligations with the Combined Company, which could have an adverse effect on the Combined Company’s business and operations.
As a result of the merger, the Combined Company may experience strain in relationships with customers and suppliers that may harm the Combined Company’s business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the merger whether or not contractual rights are triggered as a result of the merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the Combined Company, or remain with or continue to have a relationship with the Combined Company on the same or similar contractual terms following the merger. If any of the customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the Combined Company, then the Combined Company’s business and results of operations may be harmed. If the Combined Company’s suppliers were to seek to terminate or modify an arrangement with the Combined Company, including as a result of bankruptcy of any such suppliers due to poor economic conditions, then the Combined Company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
The Combined Company is expected to undergo internal restructurings and reorganizations that may cause disruption or could have an adverse effect on the Combined Company’s business and operations.
The Combined Company is expected to undergo certain internal restructurings and reorganizations in order to realize certain of the potential synergies of the merger. There can be no assurance that such internal restructurings and reorganizations will be successful or properly implemented. If any of such internal restructurings or reorganizations are not successful or properly implemented, the Combined Company may fail to realize the potential synergies of the merger, which may harm the Combined Company’s business and results of operations or cause disruptions to the Combined Company’s operations, including disruption in the Combined Company’s supply chain.
The Combined Company may be exposed to increased litigation, which could have an adverse effect on the Combined Company’s business and operations.
The Combined Company may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of PolyOne’s business and Spartech’s business following the merger. Such litigation may have an adverse impact on the Combined Company’s business and results of operations or may cause disruptions to the Combined Company’s operations.

13 POLYONE  CORPORATION

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio we operate globally with principal locations consisting of 59 manufacturing sites and 8 distribution facilities in North America, Europe, Asia, and South America. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Global Specialty Engineered Materials	Global Color, Additives and Inks	PolyOne Distribution
1. Long Beach, California	1. McHenry, Illinois	1. Glendale, Arizona	1. Rancho Cucamonga,
Kennesaw, Georgia(1)	2. Avon Lake, Ohio	2. Kennesaw, Georgia	California (4)
2. Henry, Illinois	Dyersburg, Tennessee(1)	Suwanee, Georgia(3)	2. Chicago, Illinois (4)
3. Terre Haute, Indiana	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	3. Eagan, Minnesota (4)
4. Louisville, Kentucky	Seabrook, Texas(1)	4. St. Louis, Missouri	4. Edison, New Jersey (4)
5. Sullivan, Missouri	4. Gaggenau, Germany	5. Massillon, Ohio	5. Statesville, North Carolina (4)
6. Pedricktown,	5. Istanbul, Turkey	6. Norwalk, Ohio	6. Elyria, Ohio (4)
New Jersey	6. Barbastro, Spain	7. Lehigh, Pennsylvania	7. La Porte, Texas (4)
7. Avon Lake, Ohio	7. Melle, Germany	8. Vonore, Tennessee	8. Brampton, Ontario, Canada(4)
8. North Baltimore, Ohio	8 & 9. Suzhou, China (2)	9. Toluca, Mexico	(8 Distribution Facilities)
9. Clinton, Tennessee	10.Shenzhen, China	10.Assesse, Belgium
10.Dyersburg, Tennessee	Jurong, Singapore (3)	11.Cergy, France
11.Pasadena, Texas	11.Diadema, Brazil	12.Tossiat, France
12.Seabrook, Texas	12.Joinville, Brazil	13.Bendorf, Germany
13.Orangeville,	13.Birmingham, AL (6)	14.Gyor, Hungary
Ontario, Canada	(13 manufacturing plants)	15.Kutno, Poland
14.St. Remi de Napierville,		16.Mumbai, India
Quebec, Canada		17.Pamplona, Spain
15.Dongguan, China		18.Bangkok, Thailand
(15 manufacturing plants)		19.Pudong (Shanghai), China
Shenzhen, China (1)
20.Tianjin, China
21.Novo Hamburgo, Brazil
22.Berea, Ohio (5)
23.Richland Hills, Texas (5)
24.Bethel, Connecticut (5)
25.Barberton, Ohio (5)
26.Knowsley, United Kingdom (5)
27.Eindhoven, Netherlands (5)
28.Suzhou, China (5)
29.Shanghai, China
30.Itupeva, Brazil (5)
31.Odkarby, Finland (5)
(31 manufacturing plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	Facility is not owned by PolyOne, however it is included in distribution facility total as it is a principal distribution location.

(5)	Facility added in connection with the acquisition of ColorMatrix on December 21, 2011.

(6)	Facility added in connection with the acquisition of Glasforms on December 19, 2012.

14 POLYONE  CORPORATION

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
Information regarding other legal proceedings can be found in Note 12, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of our company, their age as of February 12, 2013 and his current position with our company:

Name	Age	Position
Stephen D. Newlin	60	Chairman, President and Chief Executive Officer
Robert M. Patterson	40	Executive Vice President and Chief Operating Officer
Thomas J. Kedrowski	54	Executive Vice President, Global Operations and Process Improvement
Richard J. Diemer, Jr.	54	Senior Vice President and Chief Financial Officer
Michael E. Kahler	55	Senior Vice President, Chief Commercial Officer
Craig M. Nikrant	51	Senior Vice President, President of Global Specialty Engineered Materials
Kurt C. Schuering	49	Senior Vice President, President of Distribution
Robert M. Rosenau	58	Senior Vice President, President of Performance Products and Solutions
Kenneth M. Smith	58	Senior Vice President, Chief Information and Human Resource Officer
John V. Van Hulle	55	Senior Vice President, President of Global Color, Additives and Inks
Stephen D. Newlin: Chairman, President and Chief Executive Officer, February 2006 to date. President — Industrial Sector of Ecolab Inc. (a global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from 1998 to 2001, and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Board of Directors of Black Hills Corporation and Oshkosh Corporation.
Robert M. Patterson: Executive Vice President and Chief Operating Officer, March 2012 to date. Executive Vice President and Chief Financial Officer, January 2011 to March 2012. Senior Vice President and Chief Financial Officer, May 2008 to January 2011. Vice President and Treasurer of Novelis, Inc. (an aluminum rolled products manufacturer) from 2007 to May 2008. Vice President, Controller and Chief Accounting Officer of Novelis from 2006 to 2007. Mr. Patterson served as Vice President and Segment Chief Financial Officer, Thermal and Flow Technology Segments of SPX Corporation (a multi-industry manufacturer and developer) from 2005 to 2006 and as Vice President and Chief Financial Officer, Cooling Technologies and Services of SPX from 2004 to 2005. Mr. Patterson served as Vice President and Chief Financial Officer of Marley Cooling Tower Company, a cooling tower manufacturer and subsidiary of SPX, from 2002 to 2004.
Thomas J. Kedrowski: Executive Vice President, Global Operations and Process Improvement, January 2012 to date. Senior Vice President, Supply Chain and Operations, September 2007 to December 2012. Vice President of Strategy and Process Improvement, H.B. Fuller Company (a global manufacturer and marketer of adhesives and specialty chemical products) from November 2005 to April 2007. Vice President of Global Operations, H.B. Fuller Company from February 2002 to November 2005.
Richard J. Diemer, Jr.: Senior Vice President and Chief Financial Officer, March 2012 to date. Executive Vice President and Chief Financial Officer, Styron LLC (a global manufacturer of plastics, latex and rubber), September 2010 to September 2011. Senior Vice President and Chief Financial Officer, Albemarle Corporation (a leading global producer of specialty chemicals), September 2005 to August 2010. Senior Portfolio Manager - Equities at Honeywell International Inc. (provider of aerospace products and services, control technologies for buildings, home

15 POLYONE  CORPORATION

and industry, automotive products, turbochargers and specialty materials), December 2004 to September 2005. Vice President - Equity Research from March 2002 to December 2004 and Chief Financial Officer of Honeywell Specialty Materials (subsidiary of Honeywell International, Inc.), July 2000 to March 2002.
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
Kurt C. Schuering: Senior Vice President, President of Distribution, January 2012 to date. Vice President, Key Account Management, April 2007 to December 2011. General Manager, Automotive — GE Industrial, June 2006 to March 2007. Executive Director, Automotive — GE Plastics, May 2004 to May 2006. Global Product Manager, Lexan — GE Plastics June 2002 to April 2004.
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

16 POLYONE  CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2012 Quarters				2011 Quarters
Common share price:	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$21.00	$17.53	$14.85	$15.48	$12.25	$16.61	$15.51	$14.98
Low	$15.72	$13.65	$12.39	$11.58	$9.54	$9.96	$12.81	$12.42
As of January 18, 2013, there were 2,097 holders of record of our common shares.
The following table presents quarterly dividends declared per common share for the fiscal year ended December 31, 2012 and 2011. No dividends were declared in 2010.

Quarter Ended:	2012	2011
March 31,	$0.05	$0.04
June 30,	0.05	0.04
September 30,	0.05	0.04
December 31,	0.05	0.04
Total	$0.20	$0.16

17 POLYONE  CORPORATION

ITEM 6. SELECTED FINANCIAL DATA
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

(In millions, except per share data)	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
Sales	$2,992.6	$2,863.5	$2,621.9	$2,060.7	$2,738.7
Operating income (loss)	$167.1	$233.0	$174.6	$137.1	$(291.4)
Net income (loss) attributable to PolyOne common shareholders	$71.9	$172.6	$162.6	$106.7	$(417.0)
Cash dividends declared per common share	$0.20	$0.16	$—	$—	$—
Basic net income (loss) per common share attributable to PolyOne common shareholders:	$0.81	$1.87	$1.75	$1.15	$(4.50)
Diluted net income (loss) per common share attributable to PolyOne common shareholders:	$0.80	$1.83	$1.69	$1.14	$(4.50)
Total assets	$2,128.0	$2,078.1	$1,671.9	$1,416.0	$1,320.1
Long-term debt, net of current portion	$703.1	$704.0	$432.9	$389.2	$408.3

(1)
Included in operating income for 2012 are: 1) gains of $23.4 million related to the sale of our equity interest in SunBelt, 2) a mark-to-market loss related to our pension and OPEB plans of $42.0 million, 3) expenses of $12.8 million related to environmental remediation costs, 4) expenses of $11.5 million related to plant closure costs and reductions in force and 5) acquisition-related costs of $9.3 million.

(2)
Included in operating income for 2011 are: 1) gains of $146.3 million related to the sale of our equity interest in SunBelt, which includes the 2011 earn-out of $18.1 million, 2) a mark-to-market loss related to our pension and OPEB plans of $83.8 million, 3) environmental remediation costs of $9.7 million and 4) acquisition-related costs of $6.6 million. Included in net income for 2011 is a $29.5 million tax benefit related to our investment in O’Sullivan Engineered Films and a $13.0 million tax benefit primarily related with the reversal of valuation allowances.

(3)
Included in operating income for 2010 are: 1) gains of $23.9 million related to legal and insurance settlements, 2) benefits of $16.7 million related to reimbursement of previously incurred environmental expenses, 3) a gain of $16.3 million related to the sale of our 50% interest in BayOne, 4) debt extinguishment costs of $29.5 million, 5) environmental remediation costs of $20.5 million and 6) a mark-to-market loss related to our pension and OPEB plans of $9.6 million. Included in net income are tax benefits of $107.1 million associated with the reversal of our valuation allowances.

(4)
Included in operating income for 2009 results are: 1) $40.4 million related to a curtailment gains related to amendments to certain pension and benefit plans, 2) benefits of $23.9 million related to reimbursement of previously incurred environmental expenses, 3) a mark-to-market gain related to our pension and OPEB plans of $26.4 million, 4) charges of $27.2 million related to employee separation and plant phase-out costs, 5) environmental remediation costs of $11.7 million and 6) goodwill impairment charges of $5.0 million.

(5)
Included in operating loss for 2008 results are: 1) $170.0 million related to goodwill impairment, 2) a mark-to-market loss related to our pension and OPEB plans of $166.3 million, 3) charges of $39.7 million related to employee separation and plant phase-out and 4) environmental remediation costs of $14.6 million. Included in net income for 2008 are charges of $90.3 million to record a deferred tax valuation allowance.

18 POLYONE  CORPORATION

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
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, polymer distribution and specialty vinyl resins. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2012 sales of approximately $3.0 billion, we have manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We currently employ approximately 5,000 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers).
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
Key Challenges
Overall, our business faces issues resulting from the recent economic downturn, especially as it relates to affected markets such as building and construction, consumer, electrical, and industrial. Maintaining profitability during periods of raw material price volatility is another critical challenge. Further, we need to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.
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
In the short term, we will maintain our focus on top-line growth, improving or maintaining the cost/price relationship with regard to raw materials and improving working capital efficiency. In addition to driving top-line growth, we have established margin improvement targets for all businesses. In 2013, our capital expenditures will be focused primarily to support sales growth, our continued investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms.

19 POLYONE  CORPORATION

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
Recent Developments
On December 19, 2012, PolyOne acquired all of the outstanding equity of Glasforms Inc. (Glasforms), a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products, with 2012 annual sales of $51.1 million. The purchase marks PolyOne's entry into advanced composite technology, an adjacency consistent with the Company's strategy of providing specialty solutions that deliver high value to customers. The acquisition date fair value of the consideration transferred, was $33.8 million, net of cash acquired of $1.2 million. Glasforms results have been reflected within our statement of income and within our Global Specialty Engineered Materials Segment since the date of acquisition.
On October 23, 2012, PolyOne entered into a merger agreement pursuant to which PolyOne will acquire Spartech, a supplier of sustainable plastic sheet, compounding, and packaging solutions, based in Clayton, Missouri. Spartech will expand PolyOne's specialty portfolio with adjacent technologies in attractive end markets we already serve as well as new ones such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can accelerate growth. The proposed acquisition is expected to close during the first quarter of 2013, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the approval of Spartech's stockholders. Pursuant to the terms of the merger agreement, at the effective time of the acquisition, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. The final purchase price is dependent on, among other items, Spartech's debt outstanding and stock price of PolyOne at the time of close. Based on the closing stock price of PolyOne on January 18, 2013, the total estimated purchase price will be $438 million. We intend to finance the cash portion of the purchase price as well as the repayment of Spartech's outstanding senior notes and debt outstanding under its revolving credit facility through a combination of cash on hand and new long-term debt.
In connection with the proposed Spartech acquisition, on October 23, 2012, PolyOne obtained a commitment letter from Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and WF Investment Holdings, LLC for a new $250 million Senior Unsecured Bridge Facility (the Bridge Loan). The Bridge Loan is available to PolyOne in one draw upon consummation of the acquisition subject to a 1.25% underwriting fee and a funding fee in the amount of 0.25% due on the funding date of the Bridge Loan and on each three month anniversary thereof (if PolyOne elects to draw upon the loan). The Bridge Loan has a one-year term with a roll-over option (subject to a 1.75% roll-over fee) for which the Bridge Loan could convert into a Senior Secured Roll-Over Loan with a 10-year maturity. In lieu of drawing upon the Bridge Loan, we intend to obtain permanent long-term debt financing of at least $250 million prior to or upon closing of the Spartech acquisition. We expect to use these proceeds to finance part of the acquisition, pay fees and expenses incurred in connection with this acquisition and, among other things, to repay certain existing indebtedness (and any applicable premium) of Spartech. Finally, we are currently in discussions with various banks, whereby, contingent upon the close of the pending Spartech acquisition, we would increase our revolving credit facility by $100 million to a maximum availability of $400 million, with an additional $50 million accordion feature. However, we have not entered into any definitive agreement regarding such increase and there can be no assurance that we will do so.
On October 23, 2012, PolyOne's Board of Directors increased the common share repurchase authorization amount by 13.2 million common shares. The new authorization brings the total common shares available for repurchase to 20.0 million common shares.

20 POLYONE  CORPORATION

Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income attributable to PolyOne common shareholders, liquidity and total debt is included in the following table:

(In millions)	2012	2011	2010
Sales	$2,992.6	$2,863.5	$2,621.9
Operating income	$167.1	$233.0	$174.6
Net income attributable to PolyOne common shareholders	$71.9	$172.6	$162.6
Liquidity	$381.2	$340.1	$506.3
Total debt	$706.9	$707.0	$452.9

Results of Operations				Variances—Favorable (Unfavorable)
				2012 versus 2011		2011 versus 2010
(Dollars in millions, except per share data)	2012	2011	2010	Change	% Change	Change	% Change
Sales	$2,992.6	$2,863.5	$2,621.9	$129.1	4.5%	$241.6	9.2%
Cost of sales	2,428.3	2,400.8	2,193.1	(27.5)	(1.1)%	(207.7)	(9.5)%
Gross margin	564.3	462.7	428.8	101.6	22.0%	33.9	7.9%
Selling and administrative expense	420.6	381.7	296.2	(38.9)	(10.2)%	(85.5)	(28.9)%
Income related to previously owned equity affiliates	23.4	152.0	42.0	(128.6)	(84.6)%	110.0	261.9%
Operating income	167.1	233.0	174.6	(65.9)	(28.3)%	58.4	33.4%
Interest expense, net	(50.8)	(33.7)	(31.5)	(17.1)	(50.7)%	(2.2)	(7.0)%
Premium on early extinguishment of long-term debt	—	(0.9)	(29.5)	0.9	100.0%	28.6	96.9%
Other (expense) income, net	(3.3)	0.3	(2.3)	(3.6)	(1,200.0)%	2.6	113.0%
Income before income taxes	113.0	198.7	111.3	(85.7)	(43.1)%	87.4	78.5%
Income tax (expense) benefit	(41.2)	(26.1)	51.3	(15.1)	(57.9)%	(77.4)	(150.9)%
Net income	$71.8	$172.6	$162.6	$(100.8)	(58.4)%	10.0	6.2%
Less: Net loss for noncontrolling interests	0.1	$—	$—	0.1	100%	—	—%
Net income attributable to PolyOne common shareholders	$71.9	$172.6	$162.6	$(100.7)	(58.3)%	$10.0	6.2%

Basic net income per common share attributable to PolyOne common shareholders:	$0.81	$1.87	$1.75
Diluted net income per common share attributable to PolyOne common shareholders:	$0.80	$1.83	$1.69
Sales
Sales increased 4.5% in 2012 compared to 2011 primarily due to an increase of 6.9% related to the acquisition of ColorMatrix and a 2.0% increase related to improved sales mix and increased market pricing associated with raw material inflation. These increases were slightly offset by declines in volume of 3.0%, primarily associated with weak demand in Europe, and unfavorable currency exchange rates of 1.4%.
Sales increased 9.2% in 2011 compared to 2010, primarily driven by an 11.2% increase from improved sales mix and increased market pricing associated with raw material inflation, 1.3% from foreign exchange gains, and 1.7% from acquisitions, which was offset by volume declines of 5.0%, primarily associated with customer pruning initiatives.
Cost of Sales
Cost of sales as a percentage of sales decreased from 83.8% in 2011 to 81.1% in 2012. The improvement in cost of sales as a percentage of sales was driven primarily by the increase in sales associated with ColorMatrix, a specialty platform business, which, like our other specialty businesses, has higher gross margins than our other segments. Additionally, improved mix favorably impacted cost of sales as a percentage of sales.
Cost of sales as a percentage of sales increased from 83.6% in 2010 to 83.8% in 2011. Impacting cost of sales in 2011 and 2010 were favorable insurance recoveries of $3.3 million and $21.4 million, respectively, primarily related to reimbursement for previously incurred environmental costs. These items resulted in a net favorable decrease of 0.5% to cost of sales as a percentage of sales in 2011 versus 2010.

21 POLYONE  CORPORATION

Selling and Administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2012 increased $38.9 million, primarily due to the acquisition of ColorMatrix, which resulted in increased selling and administrative expense and higher amortization expense associated with acquired intangible assets. Additionally, in 2012 we incurred $11.1 million of charges related to plant closures and reductions in force that were included in selling and administrative expense. These actions, and the related charges, were in response to weak demand in Europe. These increases were partially offset by lower pension and post-retirement costs, primarily driven by a $40.7 million decrease, within selling and administrative expense, for the 2012 pension and other post-retirement mark-to-market adjustment compared to 2011. This decrease was driven primarily by improved returns on plan assets in 2012 versus 2011.
Selling and administrative expense increased $85.5 million in 2011 compared to 2010. The increase is primarily driven by an $81.3 million mark-to-market loss in 2011 associated with the pension and other post-retirement plans compared to a loss of $9.1 million in 2010, an increase in costs associated with our investment in commercial and technical resources and $3.3 million of transaction costs incurred during 2011 associated with the acquisition of ColorMatrix.
Income Related to Previously Owned Equity Affiliates
Income related to previously owned equity affiliates for 2012, 2011 and 2010 is summarized as follows:

(In millions)	2012	2011	2010
Income related to equity affiliates	$—	$5.7	$25.7
Gain on sale of investment in SunBelt	23.4	146.3	—
Gain on sale of investment in BayOne	—	—	16.3
Income related to previously owned equity affiliates	$23.4	$152.0	$42.0
Effective February 28, 2011, we sold our 50% equity investment in SunBelt and recognized a pre-tax gain of $128.2 million. We also recognized a gain of $18.1 million associated with the first of the three annual contingent earn-outs associated with the sale in 2011. In 2012, we recognized a gain of $23.4 million, primarily associated with the contingent earn-out for that year. The gains associated with our sale of our equity investment in SunBelt are reflected within Corporate and eliminations in our segment reporting.
Effective November 30, 2010 we sold our 50% equity investment in BayOne and recognized a pre-tax gain of $16.3 million.
Interest Expense, Net
Interest expense, net increased in 2012 as compared to 2011 by $17.1 million primarily due to higher average borrowing levels in 2012 related to the senior secured term loan entered into on December 21, 2011, in conjunction with the ColorMatrix acquisition. Interest expense, net increased slightly in 2011 as compared to 2010 primarily due to $2.1 million of interest income that was recognized in 2010 related to a note receivable that was settled in November of 2010.
Premium on Early Extinguishment of Long-term Debt
Debt extinguishment costs for 2011 include costs related to our repurchase of the aggregate principal of $22.9 million of our 8.875% senior notes that were due in 2012 at a premium of $0.9 million.
Debt extinguishment costs for 2010 include costs related to the repurchase of our 8.875% senior notes due in 2012 in a tender offer and costs associated with the repayment of our $40 million credit facility. We incurred $25.7 million of premiums related to our tender offer from which we extinguished $257.1 million aggregate principal amount of our 8.875% senior notes. In addition, we wrote off $1.7 million of deferred financing fees and incurred other extinguishment costs of $0.7 million. In connection with the repayment of our $40 million credit facility, we incurred extinguishment costs of $1.4 million.
Income Tax (Expense) Benefit
In 2012 and 2011, we recognized tax expense of $41.2 million and $26.1 million, respectively. In 2010, we recognized a $51.3 million income tax benefit.
In 2011, we recognized income tax expense primarily related to the sale of our SunBelt joint venture offset by a tax benefit associated with our divested investment in O'Sullivan Engineered Films, Inc. of $29.5 million. We also

22 POLYONE  CORPORATION

recognized a tax benefit related to a reduction in deferred tax valuation allowances related to various state and foreign deferred tax assets of $13.0 million.
In 2010, we recognized a $107.1 million tax benefit as a result of reversal of valuation allowances. This amount is comprised of a $32.1 million utilization of net operating loss carryforwards and a $75.0 million reversal associated with our determination that it is more likely than not that the deferred tax assets will be realized.
Segment Information
Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs; executive separation agreements; share-based compensation costs; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses related to pension and post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.
In 2011, we sold our 50% equity interest in SunBelt, which was a reportable segment in the prior years. As a result, beginning in 2011, we have four reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; and (4) PolyOne Distribution. Our segments are further discussed in Note 15, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — 2012 compared with 2011 and 2011 compared with 2010

				2012 versus 2011		2011 versus 2010
(Dollars in millions)	2012	2011	2010	Change	% Change	Change	% Change
Sales:
Global Specialty Engineered Materials	$543.6	$575.1	$517.4	$(31.5)	(5.5)%	$57.7	11.2%
Global Color, Additives and Inks	703.5	544.6	527.4	158.9	29.2%	17.2	3.3%
Performance Products and Solutions	837.0	865.4	776.3	(28.4)	(3.3)%	89.1	11.5%
PolyOne Distribution	1,030.3	996.5	911.9	33.8	3.4%	84.6	9.3%
Corporate and eliminations	(121.8)	(118.1)	(111.1)	(3.7)	(3.1)%	(7.0)	(6.3)%
Total Sales	$2,992.6	$2,863.5	$2,621.9	129.1	4.5%	$241.6	9.2%

Operating income:
Global Specialty Engineered Materials	$47.0	$45.9	$49.7	1.1	2.4%	$(3.8)	(7.6)%
Global Color, Additives and Inks	66.8	43.4	37.7	23.4	53.9%	5.7	15.1%
Performance Products and Solutions	74.9	62.4	54.0	12.5	20.0%	8.4	15.6%
PolyOne Distribution	66.0	56.0	42.0	10.0	17.9%	14.0	33.3%
Corporate and eliminations	(87.6)	25.3	(8.8)	(112.9)	(446.2)%	34.1	387.5%
Total operating income	$167.1	$233.0	$174.6	(65.9)	(28.3)%	$58.4	33.4%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	8.6%	8.0%	9.6%	0.6 % points		(1.6) % points
Global Color, Additives and Inks	9.5%	8.0%	7.1%	1.5 % points		0.9 % points
Performance Products and Solutions	9.0%	7.2%	7.0%	1.8 % points		0.2 % points
PolyOne Distribution	6.4%	5.6%	4.6%	0.8 % points		1.0 % points
Total	5.6%	8.1%	6.7%	(2.5) % points		1.4 % points
Global Specialty Engineered Materials
Sales decreased $31.5 million, or 5.5%, in 2012 compared to 2011. Volume declines of 4.7%, related primarily to decreased demand in Europe, and unfavorable currency exchange rates of 3.3% more than offset a 2.5% improvement in sales related to pricing associated with raw material inflation and improved product mix.
Operating income increased $1.1 million in 2012 compared to 2011 driven by margin expansion resulting from improved product mix and cost reductions as a result of recent restructuring actions.

23 POLYONE  CORPORATION

Sales increased $57.7 million, or 11.2%, in 2011 compared to 2010. Improved pricing, driven by higher market pricing associated with raw material inflation, and product mix increased sales 11.2% while foreign exchange rates favorably impacted sales by 2.8% and acquisitions increased sales by 7.3%. These favorable changes were partially offset by volume declines of 10.1% due to a slowdown in the global economy.
While sales increased over the prior year, operating income decreased $3.8 million in 2011 as compared to 2010 due to volume declines and an increase in selling and administrative costs primarily associated with our investment in commercial and technical resources.
Global Color, Additives and Inks
Sales increased $158.9 million, or 29.2%, in 2012 compared to 2011 primarily due to the ColorMatrix acquisition positively impacting sales by 36.5%. Increased pricing, associated with raw material inflation, and improved product mix increased sales by 8.1%. These increases were partially offset by volume declines of 11.3%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 4.1%.
Operating income increased $23.4 million, in 2012 compared to 2011 primarily due to ColorMatrix adding $23.8 million of operating income in 2012.
Sales increased $17.2 million, or 3.3%, in 2011 compared to 2010. Sales increased 11.8% due to increased pricing associated with raw material inflation and improved mix. Changes in foreign exchange rates favorably impacted sales by 3.3% while acquisitions increased sales 1.5%. Volume declines of 13.3% were associated with the slowdown in the global economy and elimination of certain low margin customer accounts.
Operating income increased $5.7 million in 2011 as compared to 2010 as the benefit of increased sales and improved mix more than offset volume declines and an increase in selling and administrative costs primarily associated with our investment in commercial and technical resources.
Performance Products and Solutions
Sales decreased $28.4 million, or 3.3%, in 2012 compared to 2011 due to volume declines of 3.8%, primarily in construction and industrial applications, and unfavorable foreign currency exchange rates of 0.1%. The sales decrease was partially offset by improvements in pricing, primarily associated with raw material inflation, and improved mix of 0.6%.
Operating income increased $12.5 million, or 20.0%, in 2012 compared to 2011 primarily due to expanding margins as a result of improved product mix.
Sales increased $89.1 million, or 11.5%, in 2011 compared to 2010 driven by higher selling prices associated with raw material inflation, improved product mix and increased volume primarily in the industrial and wire and cable end markets.
Operating income increased $8.4 million in 2011 compared to 2010 primarily due to increased sales, improved mix and resulting margin expansion.
PolyOne Distribution
Sales increased $33.8 million, or 3.4%, in 2012 compared to 2011 primarily due to increased volume of 3.6%, most notably in the appliance, transportation and healthcare end markets. This increase was partially offset by unfavorable pricing, primarily associated with raw material price declines, and mix of 0.2%.
Operating income increased $10.0 million in 2012 compared to 2011 primarily due to higher volumes.
Sales increased $84.6 million, or 9.3%, in 2011 compared to 2010 driven by improved product mix and increased market pricing primarily associated with raw material inflation of 13.8%, offset by volume declines of 4.5% as increased volume in healthcare was more than offset by declines in other end markets.
Operating income increased $14.0 million in 2011 compared to 2010 due to increased sales, improved mix and resulting margin expansion.

24 POLYONE  CORPORATION

Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for 2012, 2011 and 2010:

(In millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Environmental remediation costs	$(12.8)	$(9.7)	$(20.5)
Gains from insurance and legal settlements (a)	—	3.3	23.9
Employee separation and plant phase-out	(11.5)	(2.8)	(3.1)
Gain on sale related to investment in equity affiliate (b)	23.4	146.3	16.3
Incentive and share based compensation	(33.2)	(24.3)	(30.3)
Mark-to-market pension adjustment (loss) (c)	(42.0)	(83.8)	(9.6)
Acquisition-related costs, including inventory fair value adjustments	(9.3)	(6.6)	—
SunBelt joint venture	—	5.0	18.9
All other and eliminations (d)	(2.2)	(2.1)	(4.4)
Total Corporate and eliminations	$(87.6)	$25.3	$(8.8)

(a)	These settlements related to the reimbursement of previously incurred environmental costs and proceeds from workers’ compensation insurance claims.

(b)
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin. Gains of $146.3 million related to this sale include a $18.1 million earn-out for 2011 performance. The gain for 2012 primarily represents the second of a three year annual earn-out related to the sale of SunBelt. On November 30, 2010, we sold our 50% interest in BayOne, previously part of our Global Color, Additives and Inks, to Bayer MaterialScience LLC for a $16.3 million gain.

(c)
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

Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and the appropriate mix of debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt with cash and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding equity securities. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table summarizes our liquidity as of December 31, 2012:

As of December 31,
(In millions)	2012
Cash and cash equivalents	$210.0
Revolving credit availability	171.2
Liquidity	$381.2
As of December 31, 2012, approximately 63% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facility, should allow us to maintain adequate levels of available capital resources to fund our operations, meet debt service and minimum pension funding requirements for both the short term and long term, and continue to repurchase our outstanding equity securities.
Excluding new long-term debt obtained in conjunction with the pending Spartech acquisition, expected sources of cash in 2013 include cash from operations, available liquidity under our revolving credit facility, if needed, and cash earn-outs from the sale of previously owned equity affiliates. We expect the second cash earn-out payment from the sale of our equity interest in SunBelt, of the three potential cash earn-outs, of $23.0 million to be paid in the first half of 2013. Excluding cash required in connection with the pending Spartech acquisition, expected uses of cash in 2013 include interest payments, cash taxes, contributions to our defined benefit pension plans, dividend payments, share repurchases, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures, exclusive of the pending Spartech acquisition, are currently estimated to be $50 million to $55 million in 2013, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.

25 POLYONE  CORPORATION

PolyOne’s revolving credit facility and long-term debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit facilities for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by these agreements. Such covenants include interest coverage ratios, maximum leverage ratios, maximum capital expenditures and a minimum fixed charge coverage ratio of 1.1x, which only comes into effect when excess availability falls below 10% of the maximum availability under our revolving credit facility. As of December 31, 2012, we were in compliance with all covenants, there were no outstanding borrowings under our revolving credit facility and we had availability of $171.2 million under the revolving credit facility. We are currently in discussions with various banks, whereby, contingent upon the close of the pending Spartech acquisition, we would increase our revolving credit facility by $100 million to a maximum availability of $400 million, with an additional $50 million accordion feature. However, we have not entered into any definitive agreement regarding such increase and there can be no assurance that we will do so.
Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2012	2011	2010
Cash provided by (used in):
Operating Activities	$106.9	$72.5	$140.8
Investing Activities	(72.3)	(422.5)	(1.7)
Financing Activities	(17.5)	163.9	15.7
Effect of exchange rate on cash	1.0	(0.1)	0.6
Net increase (decrease) in cash and cash equivalents	$18.1	$(186.2)	$155.4
Operating activities
In 2012, net cash provided by operating activities was $106.9 million as compared to $72.5 million in 2011. The increase in net cash provided by operating activities of $34.4 million is primarily related to an increase in cash generated from earnings and an increase in tax refunds of $12.0 million received in 2012 as compared to 2011, partially offset by an increase in pension contributions of $31.2 million and interest payments of $13.8 million in 2012.
Working capital as a percentage of sales, which we define as accounts receivable, plus inventory, less accounts payable, divided by sales increased from 9.6% at December 31, 2011 to 9.9% at December 31, 2012. Days sales outstanding as of December 31, 2012 and December 31, 2011 was 48.5 and 49.5, respectively. We excluded ColorMatrix from our working capital and days sales outstanding calculations as of December 31, 2011 as the purchased working capital, including accounts receivable, were brought into our financial statements without the associated sales, at the time of acquisition. Working capital as a percentage of sales increased slightly due to our acquisition of ColorMatrix.
In 2011, net cash provided by operating activities was $72.5 million as compared to $140.8 million in 2010. The decrease in net cash provided by operating activities year-over-year of $68.3 million is principally related to higher taxes paid during 2011, higher compensation payments in 2011 primarily related to 2010 performance, higher insurance and legal settlements received in 2010 and higher interest income receipts related to notes receivable in 2010, offset partially by improved working capital.
Investing Activities
Net cash used by investing activities during 2012 of $72.3 million reflects our acquisition of Glasforms for $33.8 million, net of cash acquired and capital expenditures of $57.4 million. These cash outflows were offset by cash proceeds of $18.9 million, primarily related to the receipt of the first of three potential earn-outs related to our 2011 sale of our equity investment in SunBelt.
Net cash used by investing activities during 2011 of $422.5 million reflects our acquisitions of ColorMatrix for $486.1 million, net of cash acquired, and Uniplen for $21.8 million, net of cash acquired, capital expenditures of $54.1 million, and an earn-out payment of $0.5 million related to our 2009 acquisition of New England Urethane (NEU). These cash out flows were offset by cash proceeds of $140.0 million from the sale of our equity investment in SunBelt and other assets.
Net cash used by investing activities during 2010 of $1.7 million reflects the acquisition of Polimaster and capital expenditures of $39.5 million, partially offset by cash proceeds of $19.3 million from the sale of our investment in BayOne, $7.8 million from the sale our investment in O'Sullivan Films and collection of $14.0 million principal on the Excel Polymers note receivable.

26 POLYONE  CORPORATION

Financing Activities
Net cash used in financing activities in 2012 reflects scheduled payments on our long-term debt of $3.0 million, repurchase of common shares for treasury of $15.9 million under our stock repurchase program and dividend payments of $16.9 million. These cash outflows were partially offset by net proceeds on the exercise of stock awards of $15.1 million and proceeds received from noncontrolling interests of $2.4 million related to the start-up of our joint venture in Saudi Arabia.
Net cash provided by financing activities of $163.9 million in 2011 reflects net proceeds from our new term loan of $285.5 million and the exercise of stock awards of $6.9 million. These cash inflows were partially offset by payments of $20.0 million for the repayment of our 6.58% medium-term notes at maturity, $22.9 million for the early repurchase of our 8.875% senior notes due in 2012, $0.9 million of extinguishment costs associated with the early repurchase of the 2012 notes, $73.6 million for the repurchase of outstanding common shares and dividend payments of $11.1 million.
Net cash provided by financing activities in 2010 reflects proceeds from the issuance of our 7.375% senior notes due 2020 and the related tender offer by which the $257.1 million aggregate principal amounts of our 8.875% senior notes were repurchased. Additionally, we repaid our $40 million credit facility and $20 million aggregate principal amount of our 6.52% medium-term notes. In connection with the tender offer, we paid tender premiums and other costs of $26.4 million, and we paid $1.4 million of costs associated with the extinguishment of the $40 million credit facility.
Total Debt
The following summarizes our debt as of December 31, 2012 and 2011.

	December 31,	December 31,
(Dollars in millions)	2012 (1)	2011 (1)
7.500% debentures due 2015	$50.0	$50.0
Senior secured term loan due 2017	294.5	297.0
7.375% senior notes due 2020	360.0	360.0
Other debt	2.4	—
Total debt	$706.9	$707.0
Less: short-term and current portion of long-term debt	3.8	3.0
Total long-term debt, net of current portion	$703.1	$704.0

(1)	Book values include unamortized discounts, where applicable.
On December 21, 2011, we entered into a senior secured term loan facility, maturing December 20, 2017, having an aggregate principal amount of $300.0 million. We used the net proceeds from the term loan to partially fund the acquisition of ColorMatrix.
The interest rate per annum under the term loan is, at PolyOne’s option, either LIBOR (subject to a 1.25% floor) or a Prime rate, plus an applicable margin percentage. The applicable margin is variable based upon our leverage ratio being greater than 2.25x. The current LIBOR and Prime rates margin are 3.75% and 2.75%, respectively, per annum. The effective interest rate, including deferred financing costs, on the term loan was 5.7% during 2012.
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

27 POLYONE  CORPORATION

Concentrations of Credit Risk
Financial instruments, including foreign exchange contracts and trade accounts receivable, subject us to potential credit risk. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. We are exposed to credit risk with respect to foreign exchange contracts in the event of non-performance by the counter-parties to these financial instruments. We believe that the risk of incurring material losses related to this credit risk is remote. We do not require collateral to support the financial position of our credit risks.
Guarantee of Indebtedness of Others
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $30.5 million as of December 31, 2012. Until the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Letters of Credit
Our revolving credit facility makes up to $50.0 million available for the issuance of letters of credit, $9.8 million of which was used at December 31, 2012. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2012:

	Payment Due by Period
(In millions)	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Total debt (1)	$709.4	$3.8	$56.0	$288.0	$361.6
Operating leases	76.4	21.5	28.3	14.2	12.4
Interest on long-term debt obligations (2)	296.8	45.3	90.1	81.7	79.7
Pension and post-retirement obligations (3)	138.1	76.6	13.7	17.5	30.3
Purchase obligations (4)	26.3	13.8	9.8	2.7	—
Total	$1,247.0	$161.0	$197.9	$404.1	$484.0

(1)
Total debt includes both the current and long-term portions of debt, excluding unamortized original issue discounts of $2.5 million, as reported in Note 5, Financing Arrangements, to the consolidated financial statements.

(2)
Represents estimated contractual interest payments for all short-term and long-term debt. We estimated the cash payments for interest associated with our Term Loan by using the actual rate in effect, 5.0%, as of December 31, 2012.

(3)
Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. The expected payments associated with these plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns. Future payments also include a $50 million voluntary payment expected to be made in 2013. Due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension postretirement benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments.

(4)
Purchase obligations are primarily comprised of service agreements related to telecommunication, information technology, utilities and other manufacturing plant services and certain capital commitments.

The table also excludes the liability for unrecognized income tax benefits, since we cannot predict with reasonable certainty the timing of cash settlements, if any, with the respective taxing authorities. At December 31, 2012, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $16.8 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K other than the SunBelt debt guarantee described previously in the Guarantee of Indebtedness of Others section.
Critical Accounting Policies and Estimates
Significant accounting policies are described more fully in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable considering the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and

28 POLYONE  CORPORATION

use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post- retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur. In 2012, we recognized a $42.0 million loss as a result of the recognition of these actuarial losses, which adversely impacted our statement of income, statement of comprehensive income, and the funded status of our pension and other post-retirement plans. These losses were mainly driven by lower than expected discount rates, slightly offset by actual asset returns exceeding our expected long-term rate of return on plan assets of 8.43%.

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

•    To develop our expected long-term return on plan assets, we consider our historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. The weighted-average expected long-term rate of return on plan assets was 8.43% for 2012 and 8.50% for 2011 and 2010.

•    The weighted average discount rates used to value our pension and other post-retirement liabilities as of December 31, 2012 and 2011 were 4.12% and 5.11%, respectively. As of December 31, 2012, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $32.2 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2012 would result in a change of approximately $1.8 million in the 2013 net periodic benefit cost.

•    As we recognize returns on our plan assets based upon the actual returns of these assets through a mark-to-market adjustment that is recorded in the fourth quarter, no sensitivity analysis for a one percentage increase/decrease in our expected long-term return on plan assets has been provided.

Goodwill and Indefinite-lived Intangible Assets
•    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in ASC 350, Intangibles — Goodwill and Other, and test goodwill for impairment at least annually, absent a triggering event that would warrant an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the first day of October of each year.

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

•     Based on our 2012 annual impairment test, the fair value of each of our reporting units exceeded the corresponding carrying value by at least 20%.

•    In connection with the acquisition of ColorMatrix, we identified $15.9 million of acquired in-process research and development (IPR&D). Identified IPR&D acquired in a business combination is accounted for as an indefinite-lived intangible asset until the project is complete. Upon completion projects are reclassified to technology and amortized over their useful lives. IPR&D consists of two projects that we expect to complete during 2013.

•     We estimate fair value using the best information available to us, including deriving relevant discounted cash flow projections for each asset and then deducting appropriate returns for other assets contributing to the generation of cash flows using a multi-period excess earnings approach, which is a variant of the income approach.

•     The excess earnings approach requires us to make assumptions and estimates regarding the probability of technical and regulatory success for each IPR&D project, returns for other assets contributing to the generation of cash flows, costs to complete each project, tax rates attributable to each asset, projected economic and market conditions, growth rates, and operating margins.
• If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to these IPR&D projects.

29 POLYONE  CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

•    At December 31, 2012, our Consolidated Balance Sheet reflected $96.3 million of indefinite lived trade name assets, which includes, $33.2 million associated with the trade name acquired as part of the acquisition of GLS and $63.1 million associated with trade names acquired as part of the ColorMatrix acquisition.

•    We estimate the fair value of trade names using a “relief from royalty payments” approach. This approach involves two steps: (1) estimating reasonable royalty rate for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the trade name.
• If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived trade names.

Income Taxes
•   We account for income taxes using the asset and liability method under ASC 740. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

•   The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2012 aggregating to $18.9 million against such assets based on our current assessment of future operating results and these other factors. At December 31, 2012, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $16.8 million.

•   Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in income tax expense or benefits that could be material.

•   We recognize net tax benefits under the recognition and measurement criteria of ASC Topic 740, Income Taxes, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We record interest and penalties related to uncertain tax positions as a component of income tax expense.

Environmental Liabilities
• Based upon estimates prepared by our environmental engineers and consultants, we have $75.4 million accrued at December 31, 2012 to cover probable future environmental remediation expenditures.
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

30 POLYONE  CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Share-Based Compensation

•    We have share-based compensation plans that include non-qualified stock options, incentive stock options, restricted stock units and stock appreciation rights (SARs). See Note 14, Share-Based Compensation, to the accompanying consolidated financial statements for a complete discussion of our stock-based compensation programs.

•    Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, future forfeiture rates and risk-free rates of return.

•    We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine share- based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

• We determined the fair value of the SARs granted in 2012 based on a Monte Carlo simulation method. For SARs granted during 2011 and 2010, the option pricing model used was the Black-Scholes method.
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
Interest rate exposure — Interest on our $300.0 million term loan is currently based upon LIBOR (subject to a 1.25% floor) plus a margin. Interest on our revolving credit facility is currently based upon LIBOR, plus a margin. All other debt is at fixed rates. There would be no impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2012, because LIBOR is more than 10% below the 1.25% floor on our term loan and we had no borrowings under our revolving credit facility.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange forward contracts, which had a fair value of less than $0.1 million at December 31, 2012. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
When translating results from foreign operations into U.S. dollars, we are subject to foreign exchange related risks in our operating results. To mitigate this risk we enter into foreign exchange option contracts. The fair value of the foreign exchange option contracts at December 31, 2012 was $0.6 million.
We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders’ equity section of the accompanying Consolidated Balance Sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

31 POLYONE  CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Page
Management’s Report	33
Reports of Independent Registered Public Accounting Firm	34-35
Consolidated Financial Statements:
Consolidated Statements of Income	36
Consolidated Statements of Comprehensive Income	37
Consolidated Balance Sheets	38
Consolidated Statements of Cash Flows	39
Consolidated Statements of Shareholders’ Equity	40
Notes to Consolidated Financial Statements	41-65

32 POLYONE  CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2012.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the company is captured and reported in a timely manner. Management has evaluated the design and operation of the company’s disclosure controls and procedures at December 31, 2012 and found them to be effective.
Management is also responsible for establishing and maintaining a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that provide reasonable assurance that: PolyOne Corporation’s accounting records accurately and fairly reflect the transactions and dispositions of the assets of the company; unauthorized or improper acquisition, use or disposal of company assets will be prevented or timely detected; the company’s transactions are properly recorded and reported to permit the preparation of the company’s consolidated financial statements in conformity with generally accepted accounting principles; and the company’s receipts and expenditures are made only in accordance with authorizations of management and the Board of Directors of the company.
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2012 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 66 of this Annual Report, which concludes that as of December 31, 2012, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/S/ STEPHEN D. NEWLIN	/S/ RICHARD J. DIEMER, JR.

Stephen D. Newlin	Richard J. Diemer, Jr.
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 12, 2013

33 POLYONE  CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited PolyOne Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PolyOne Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 12, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 12, 2013

34 POLYONE  CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 12, 2013

35 POLYONE  CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Sales	$2,992.6	$2,863.5	$2,621.9
Cost of sales	2,428.3	2,400.8	2,193.1
Gross margin	564.3	462.7	428.8
Selling and administrative expense	420.6	381.7	296.2
Income related to previously owned equity affiliates	23.4	152.0	42.0
Operating income	167.1	233.0	174.6
Interest expense, net	(50.8)	(33.7)	(31.5)
Premium on early extinguishment of long-term debt	—	(0.9)	(29.5)
Other (expense) income, net	(3.3)	0.3	(2.3)
Income before income taxes	113.0	198.7	111.3
Income tax (expense) benefit	(41.2)	(26.1)	51.3
Net income	71.8	172.6	162.6
Less: Net loss for noncontrolling interests	0.1	—	—
Net income attributable to PolyOne common shareholders	$71.9	$172.6	$162.6

Net income per common share attributable to PolyOne common shareholders:
Basic net income	0.81	1.87	1.75
Diluted net income	0.80	1.83	1.69

Cash dividends declared per common share	0.20	0.16	—

Weighted-average number of common shares outstanding:
Basic	89.1	92.2	93.1
Diluted	89.8	94.3	96.0
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 POLYONE  CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2012	2011	2010
Net income	$71.8	$172.6	$162.6
Other comprehensive loss:
Translation adjustments	1.1	(9.0)	(4.3)
Amortization of prior service credits, net of tax of $6.5 - 2012, $6.5 - 2011, and $7.3 - 2010	(10.9)	(10.8)	(9.3)
Total other comprehensive loss	(9.8)	(19.8)	(13.6)
Total comprehensive income	62.0	152.8	149.0
Less: Comprehensive loss attributable to noncontrolling interests	0.1	—	—
Comprehensive income attributable to PolyOne common shareholders	$62.1	$152.8	$149.0
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 POLYONE  CORPORATION

Consolidated Balance Sheets

	Year Ended December 31, 2012
(In millions)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$210.0	$191.9
Accounts receivable, net	322.6	321.0
Inventories, net	252.6	243.3
Other current assets	81.7	84.0
Total current assets	866.9	840.2
Property, net	407.5	397.6
Goodwill	405.5	395.5
Other intangible assets, net	340.0	341.9
Other non-current assets	108.1	102.9
Total assets	$2,128.0	$2,078.1

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt and current portion of long-term debt	$3.8	$3.0
Accounts payable	311.4	294.8
Accrued expenses and other liabilities	144.6	144.8
Total current liabilities	459.8	442.6
Long-term debt	703.1	704.0
Post-retirement benefits other than pensions	17.0	18.9
Pension benefits	182.8	203.6
Other non-current liabilities	133.9	120.7
Total non-current liabilities	1,036.8	1,047.2

Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,016.1	1,042.7
Accumulated deficit	(13.0)	(84.9)
Common shares held in treasury, at cost, 32.7 shares in 2012 and 33.4 shares in 2011	(364.1)	(369.4)
Accumulated other comprehensive loss	(11.1)	(1.3)
Total PolyOne shareholders' equity	629.1	588.3
Noncontrolling interest	2.3	—
Total equity	631.4	588.3
Total liabilities and equity	$2,128.0	$2,078.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 POLYONE  CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2012	2011	2010
Operating activities
Net income	$71.8	$172.6	$162.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.8	57.5	55.2
Deferred income tax provision (benefit)	13.4	3.6	(69.0)
Premium on early extinguishment of long-term debt	—	0.9	27.8
Provision for doubtful accounts	0.3	2.0	2.5
Stock compensation expense	10.4	5.4	4.4
Income related to previously owned equity affiliates	(23.4)	(152.0)	(42.0)
Dividends and distributions received	—	6.0	24.2
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	3.4	5.4	(24.9)
(Increase) decrease in inventories	(2.7)	4.7	(29.2)
Increase in accounts payable	13.8	13.8	31.9
(Decrease) increase in pension and other post-retirement benefits	(41.7)	30.2	(38.0)
(Decrease) increase in accrued expenses and other assets and liabilities	(8.2)	(77.6)	35.3
Net cash provided by operating activities	106.9	72.5	140.8
Investing activities
Capital expenditures	(57.4)	(54.1)	(39.5)
Business acquisitions, net of cash acquired	(33.8)	(508.4)	(3.3)
Proceeds from sale of investment in equity affiliates and other assets	18.9	140.0	41.1
Net cash used in investing activities	(72.3)	(422.5)	(1.7)
Financing activities
Change in short-term and current portion of long-term debt	0.8	—	(0.4)
Issuance of long-term debt, net of discounts and debt issuance costs	—	285.5	353.6
Repayment of long-term debt	(3.0)	(42.9)	(317.1)
Purchase of common shares	(15.9)	(73.6)	—
Premium on early extinguishment of long-term debt	—	(0.9)	(27.8)
Cash dividends paid	(16.9)	(11.1)	—
Proceeds from the exercise of stock options	15.1	6.9	7.4
Proceeds from noncontrolling interests	2.4	—	—
Net cash (used) provided by financing activities	(17.5)	163.9	15.7
Effect of exchange rate changes on cash	1.0	(0.1)	0.6
Increase (decrease) in cash and cash equivalents	18.1	(186.2)	155.4
Cash and cash equivalents at beginning of year	191.9	378.1	222.7
Cash and cash equivalents at end of year	$210.0	$191.9	$378.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 POLYONE  CORPORATION

Consolidated Statements of Shareholders’ Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Common Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2010	122.2	(29.7)	$1.2	$1,065.5	$(420.1)	$(321.0)	$32.1	$357.7	$—	$357.7
Net income					162.6			162.6		162.6
Other comprehensive income							(13.6)	(13.6)		(13.6)
Stock-based compensation and exercise of awards		1.4		(6.1)		15.4		9.3		9.3
Balance at December 31, 2010	122.2	(28.3)	$1.2	$1,059.4	$(257.5)	$(305.6)	$18.5	$516.0	$—	$516.0
Net income					172.6			172.6		172.6
Other comprehensive income							(19.8)	(19.8)		(19.8)
Cash dividends declared				(14.6)				(14.6)		(14.6)
Repurchase of common shares		(6.0)				(73.6)		(73.6)		(73.6)
Stock-based compensation and exercise of awards		0.9		(2.1)		9.8		7.7		7.7
Balance at December 31, 2011	122.2	(33.4)	$1.2	$1,042.7	$(84.9)	$(369.4)	$(1.3)	$588.3	$—	$588.3
Net income					71.9			71.9	(0.1)	71.8
Other comprehensive income							(9.8)	(9.8)		(9.8)
Proceeds from noncontrolling interests									2.4	2.4
Cash dividends declared				(17.8)				(17.8)		(17.8)
Repurchase of common shares		(1.2)				(15.9)		(15.9)		(15.9)
Stock-based compensation and exercise of awards		1.9		(8.8)		21.2		12.4		12.4
Balance at December 31, 2012	122.2	(32.7)	$1.2	$1,016.1	$(13.0)	$(364.1)	$(11.1)	$629.1	$2.3	$631.4
The accompanying notes to the consolidated financial statements are an integral part of these statements.

40 POLYONE  CORPORATION

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
Our operations are located primarily in the United States, Europe, Canada, Mexico, Asia and Brazil. Our operations are reported in four reportable segments: Global Specialty Engineered Materials; Global Color, Additives and Inks; Performance Products and Solutions; and PolyOne Distribution. See Note 15, Segment Information, for more information.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of PolyOne and its subsidiaries. All majority-owned affiliates over which we have control are consolidated. Investments in affiliates and joint ventures in which our ownership is 50% or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, were accounted for under the equity method prior to their disposition (see Note 19, Financial Information of Previously Owned Equity Affiliates). Transactions with related parties, including joint ventures, are in the ordinary course of business.
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
Allowance for Doubtful Accounts
We evaluate the collectability of receivables based on a combination of factors. We regularly analyze significant customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position, we record a specific allowance for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record bad debt allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. In estimating the allowances, we take into consideration the existence of credit insurance. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be adjusted further. Accounts receivable balances are written off against the allowance for doubtful accounts after a final determination of uncollectability has been made.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.
Long-lived Assets
Property, plant and equipment is carried at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 15 years for machinery and equipment and up to 40 years for buildings. Computer software is amortized over periods not exceeding 10

41 POLYONE  CORPORATION

years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We expense repair and maintenance costs as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress.
We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the accompanying Consolidated Statements of Income.
We account for operating leases under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 840, Leases.
Finite-lived intangible assets, which consist primarily of customer relationships, sales contracts, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 24 years.
We assess the recoverability of long-lived assets whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values.
Goodwill and Indefinite Lived Intangible Assets
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
Our annual measurement date for testing impairment of goodwill and other indefinite-lived intangibles, including in-process research and development, is October 1st. We completed our testing of impairment as of October 1, noting no impairment in 2012, 2011 or 2010. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2013. Refer to Note 18, Fair Value, for further discussion of our approach for assessing fair value of goodwill.
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
We are exposed to foreign currency changes in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. These instruments are not designated as hedges and, as a result, are adjusted to fair value, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income immediately. See Note 17, Derivative Instruments, for more information.
Pension and Other Post-retirement Plans
We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. This standard requires us to (1) recognize the funded status of the benefit plans in our Consolidated Balance Sheet, (2) recognize, as a component of other comprehensive income or net periodic benefit cost, the gains or losses and prior service costs or credits that arise during the period, (3) measure defined benefit plan assets and obligations as of December 31 and (4) disclose additional information in the notes to the consolidated financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of prior service costs or credits and transition assets or obligations. Finally, we immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating

42 POLYONE  CORPORATION

results in the year in which the gains or losses occur. Refer to Note 11, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2012, 2011 and 2010 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and other post-retirement benefits	Unrealized gain in available-for-sale securities	Total
Balance at January 1, 2010	$(4.3)	$36.2	$0.2	$32.1
Translation adjustments	(4.3)	—	—	(4.3)
Prior service credits recognized during the year, net of tax of $7.3	—	(9.3)	—	(9.3)
Balance at December 31, 2010	(8.6)	26.9	0.2	18.5
Translation adjustments	(9.0)	—	—	(9.0)
Prior service credits recognized during the year, net of tax of $6.5	—	(10.8)	—	(10.8)
Balance at December 31, 2011	(17.6)	16.1	0.2	(1.3)
Translation adjustments	1.1	—	—	1.1
Prior service credits recognized during the year, net of tax of $6.5	—	(10.9)	—	(10.9)
Balance at December 31, 2012	$(16.5)	$5.2	$0.2	$(11.1)
Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. See Note 17, Derivative Instruments, for further discussion.
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in other income (expense), net in the accompanying Consolidated Statements of Income.
Revenue Recognition
We recognize revenue when the revenue is realized or realizable and has been earned. We recognize revenue when a firm sales agreement is in place, shipment has occurred and collectability is reasonably assured.
Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.
Research and Development Expense
Research and development costs, which were $41.9 million in 2012, $36.9 million in 2011 and $33.8 million in 2010, are charged to expense as incurred.
Environmental Costs
We expense costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with the remediation of environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the cost can be reasonably estimated.
Equity Affiliates
We account for our investments in equity affiliates under FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. We recognize our proportionate share of the income of equity affiliates. As of December 31, 2012 and 2011, we have no equity investments.

43 POLYONE  CORPORATION

Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2012, we had one active share-based employee compensation plan, which is described more fully in Note 14, Share-Based Compensation.
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
Note 2 — EMPLOYEE SEPARATION AND PLANT PHASE-OUT COSTS
During the second quarter of 2012, the Company undertook actions to realign production capacities and improve return on invested capital. These actions were primarily in response to weak demand in Europe. During 2012 these actions resulted in charges of $11.5 million related to plant closure costs and reductions in force. These costs are primarily recognized within Selling and administrative expense in our Consolidated Statement of Income and within Corporate and eliminations in our segment disclosures. Remaining future charges related to these actions are not expected to be material.
Note 3 — BUSINESS COMBINATIONS
On December 19, 2012, PolyOne acquired all of the outstanding equity of Glasforms Inc. (Glasforms), a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products, with 2012 annual sales of $51.1 million. The purchase marks PolyOne's entry into advanced composite technology, an adjacency consistent with the Company's strategy of providing specialty solutions that deliver high value to customers. The acquisition date fair value of the consideration transferred was $33.8 million, net of cash acquired of $1.2 million. Glasforms results have been reflected within our Consolidated Statement of Income and within our Global Specialty Engineered Materials Segment since the date of acquisition. On a preliminary basis, the acquisition resulted in goodwill of $10.0 million and $10.7 million of identifiable intangible assets. The purchase price allocation will be finalized during 2013 as we complete our assessment of reserves, obligations, and deferred taxes.
On October 23, 2012, PolyOne entered into a merger agreement pursuant to which PolyOne will acquire Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, compounding, and packaging solutions, based in Clayton, Missouri. Spartech will expand PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate as well as new ones such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can accelerate growth. The proposed acquisition is expected to close during the first quarter of 2013, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the approval of Spartech's stockholders. Pursuant to the terms of the merger agreement, at the effective time of the acquisition, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. The final purchase price is dependent on, among other items, Spartech's debt outstanding and the stock price of PolyOne at the time of close. Based on the closing stock price of PolyOne on January 18, 2013, we estimate the total purchase price to be approximately $438 million. We intend to finance the cash portion of the purchase price as well as the repayment of Spartech's outstanding senior notes and debt outstanding under its revolving credit facility, through a combination of cash on hand and new long-term debt.
In 2012, we incurred acquisition-related costs totaling of $3.9 million which have been included within selling and administrative expense in our Consolidated Statement of Income.
On December 21, 2011, PolyOne, pursuant to the terms of an Agreement and Plan of Merger (Merger Agreement) with ColorMatrix Group, Inc. and Audax ColorMatrix Holdings, LLC, acquired all of the equity of ColorMatrix Group, Inc. (ColorMatrix). ColorMatrix is a developer and manufacturer of performance enhancing, additives for plastic products, liquid colorants, and fluoropolymer and silicone colorants, and operates globally with research and development and production facilities in North America, South America, Europe, Asia and Africa. This acquisition reflects our strategy to expand our specialty business and our international presence.

44 POLYONE  CORPORATION

The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million and no assumed debt. PolyOne funded the purchase price with a combination of cash on hand and net proceeds of $285.5 million from our senior secured term loan, discussed in Note 5, Financial Arrangements. In 2011, we incurred approximately $3.3 million of acquisition costs related to this acquisition, which are included within selling and administrative expense in our Consolidated Statement of Income.
As required by FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, our Consolidated Balance Sheet at December 31, 2011 was retrospectively adjusted to reflect revisions made to the initial ColorMatrix purchase price allocation. The impact of the adjustments were not material to the 2011 Consolidated Statement of Income. The following table presents the initial allocation, adjustments to the initial purchase price allocation and the final recast purchase price allocation related to the ColorMatrix business.

(In millions)	Initial Allocation	Adjustments to Fair Value	Recast Allocation
Cash and cash equivalents	$1.9	$—	$1.9
Accounts receivables	30.7	—	30.7
Inventories	32.8	(1.9)	30.9
Other current assets	7.1	(1.4)	5.7
Property, net	25.4	4.0	29.4
Other non-current assets	1.3	(1.3)	—
Other intangible assets, net	276.0	(0.6)	275.4
Goodwill	225.8	(1.2)	224.6
Total assets acquired	601.0	(2.4)	598.6
Accounts payable	16.2	—	16.2
Accrued expenses and other liabilities	3.5	0.2	3.7
Other non-current liabilities	93.3	(2.6)	90.7
Total liabilities assumed	113.0	(2.4)	110.6
Net assets acquired	$488.0	$—	$488.0
The following pro forma information gives effect to PolyOne's acquisition of ColorMatrix as if the acquisition of ColorMatrix occurred on January 1, 2010 and ColorMatrix had been included in PolyOne's Consolidated Statements of Income for the years ended December 31, 2011 and 2010. ColorMatrix has been reflected in our 2012 Consolidated Statement of Income.

(Unaudited; in millions)	2011	2010
Net Sales	$3,063.7	$2,811.3
Net Income	175.7	167.8
The historical consolidated financial information of PolyOne and ColorMatrix has been adjusted in the pro forma information to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact on the combined results.
On October 6, 2011, we entered into an agreement with E.A. Juffali & Brothers Company Limited to form a joint venture that will enable PolyOne to expand its Global Color and Additives business into the Middle East. This joint venture is 51% owned by PolyOne and is based in Jeddah, Saudi Arabia. During 2012, funding of this joint venture occurred, construction of the manufacturing facility began and operations are expected to commence in the first half of 2013. The joint venture is reflected within our consolidated financial statements, including the noncontrolling interest.
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
On October 1, 2010, we acquired all outstanding shares of Polimaster, a specialty color business in Brazil for a cash purchase price of $3.3 million paid at closing.

45 POLYONE  CORPORATION

Note 4 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill. The acquisition of Glasforms resulted in preliminary goodwill of $10.0 million in 2012. The acquisition of ColorMatrix resulted in goodwill of $224.6 million being recorded in 2011 of which $40.7 million was deductible for tax purposes. The acquisition of Uniplen resulted in $6.3 million of goodwill being recorded in 2011.
Goodwill as of December 31, 2012 and 2011, and changes in the carrying amount of goodwill by segment was as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Goodwill, gross at January 1, 2011	$94.8	$88.6	$182.4	$1.6	$367.4
Accumulated impairment losses	(12.2)	(16.1)	(175.0)	—	(203.3)
Goodwill, net at January 1, 2011	82.6	72.5	7.4	1.6	164.1
Acquisitions of businesses	6.3	224.6	—	—	230.9
Currency translation and other adjustments	0.3	0.2	—	—	0.5
Balance at December 31, 2011	89.2	297.3	7.4	1.6	395.5
Acquisitions of businesses	10.0	0.6	—	—	10.6
Currency translation and other adjustments	(0.6)	—	—	—	(0.6)
Balance at December 31, 2012	$98.6	$297.9	$7.4	$1.6	$405.5
At December 31, 2012, PolyOne had $112.2 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name of $33.2 million acquired as part of the 2008 acquisition of GLS Corporation (GLS), trade names of $63.1 million acquired as part of the acquisition of ColorMatrix and $15.9 million of in-process research and development (R&D) acquired as part of the ColorMatrix acquisition. Acquired IPR&D is accounted for as an indefinite-lived intangible asset until the project is complete. Upon completion, projects are reclassified to technology and amortized over their useful lives. IPR&D consists of two projects that we expect to complete during 2013.
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$173.1	$(25.7)	$0.5	$147.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	89.3	(10.1)	0.1	79.3
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$386.0	$(46.6)	$0.6	$340.0

	As of December 31, 2011
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$168.9	$(17.7)	$0.7	$151.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	82.0	(4.9)	0.1	77.2
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$374.5	$(33.4)	$0.8	$341.9
Amortization of other finite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010 was $13.2 million, $3.8 million and $3.7 million, respectively.

46 POLYONE  CORPORATION

As of December 31, 2012, we expect amortization expense on finite-lived intangibles for the next five years as follows:

	2013	2014	2015	2016	2017
Expected amortization	$13.9	$13.8	$13.6	$13.6	$13.6
Note 5 — FINANCING ARRANGEMENTS
Total debt as of December 31 consisted of the following:

(In millions)	December 31, 2012 (1)	December 31, 2011 (1)
7.500% debentures due 2015	$50.0	$50.0
Senior secured term loan due 2017	294.5	297.0
7.375% senior notes due 2020	360.0	360.0
Other debt	2.4	—
Total debt	$706.9	$707.0
Less short-term and current portion of long-term debt	3.8	3.0
Total long-term debt, net of current portion	$703.1	$704.0
(1) Book values include unamortized discounts, where applicable.
In connection with the proposed Spartech acquisition, on October 23, 2012, PolyOne obtained a commitment letter from Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and WF Investment Holdings, LLC for a new $250 million Senior Unsecured Bridge Facility (the Bridge Loan). The Bridge Loan is available to PolyOne in one draw upon consummation of the acquisition subject to a 1.25% underwriting fee and a funding fee in the amount of 0.25% due on the funding date of the Bridge Loan and on each three month anniversary thereof (if PolyOne elects to draw upon the loan). The Bridge Loan has a one year term with a roll-over option (subject to a 1.75% roll-over fee) for which the Bridge Loan could convert into a Senior Secured Roll-Over Loan with a 10 year maturity. In lieu of drawing upon the Bridge Loan, we intend to obtain permanent long-term debt financing of at least $250 million prior to or upon closing of the Spartech acquisition. We expect to use these proceeds to finance part of the acquisition, pay fees and expenses incurred in connection with this acquisition and, among other things, to repay certain existing indebtedness (and any applicable premium) of Spartech. Finally, we are currently in discussions with various banks, whereby, contingent upon the close of the pending Spartech acquisition, we would increase our revolving credit facility by $100 million to a maximum availability of $400 million, with an additional $50 million accordion feature. However, we have not entered into any definitive agreement regarding such increase and there can be no assurance that we will do so.
In 2012, we incurred $3.1 million in debt financing fees related to the Bridge Loan, of which $1.3 million was expensed, and the remaining balance resides in Other current assets on the Consolidated Balance Sheet at December 31, 2012. The remaining balance is being amortized over the expected remaining life of the commitment.
On December 21, 2011, the Company entered into a senior secured term loan facility having an aggregate principal amount of $300.0 million. We used the net proceeds from the term loan to partially fund the acquisition of ColorMatrix. The term loan is recorded at par value less a discount, which is amortized over the life of the debt. The unamortized discount was $2.5 million and $3.0 million as of December 31, 2012 and 2011, respectively.
The interest rate per annum under the term loan is, at PolyOne’s option, either LIBOR (subject to a 1.25% floor) or a Prime rate, plus an applicable margin percentage. The applicable margin is variable based upon our leverage ratio being greater than 2.25x. The current LIBOR and Prime rate margin is 3.75% and 2.75%, respectively, per annum. The effective interest rate, including deferred financing costs, on the term loan was 5.7% during the years ended December 31, 2012 and 2011.
The obligations of PolyOne under the term loan are secured by a first lien on certain existing and future property and assets of PolyOne and certain of its U.S. subsidiaries, a 100% pledge of the voting capital stock of PolyOne’s U.S. subsidiaries, a 65% pledge of the voting capital stock of PolyOne’s direct foreign subsidiaries (subject to certain exceptions) and a second lien on U.S. accounts receivable and inventory. The term loan agreement contains customary covenants including various financial covenants. The financial covenants include an interest coverage ratio, a maximum leverage ratio, and maximum amount of capital expenditures. We were in compliance with all financial covenants as of December 31, 2012.
The term loan includes annual principal payments of $3.0 million, and the remaining balance matures on December 20, 2017. In addition, subject to certain thresholds and exceptions, PolyOne will be required to prepay

47 POLYONE  CORPORATION

the loans outstanding under the term loan with (i) net cash proceeds from non-ordinary course sales of property and assets of PolyOne or any of its subsidiaries, (ii) net cash proceeds from the issuance or incurrence of additional debt of PolyOne or any of its subsidiaries and (iii) a portion of the amount of its excess cash flow (as defined in the term loan agreement) in any fiscal year.
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
The agreement governing the revolving credit facility contains customary covenants including maximum amount of capital expenditures and a financial covenant to maintain a minimum fixed charge coverage ratio of 1.1x, which only comes to effect when excess availability falls below 10% of the maximum credit. The revolving credit facility also requires the payment of an unused commitment fee per annum of 0.5% if the average daily balance is less than 50% of the maximum facility and 0.375% per annum if the average daily balance is equal to or greater than 50% of the maximum facility. As of December 31, 2012, we were in compliance with all covenants, there were no outstanding borrowings, and we had availability of $171.2 million under the revolving credit facility.
During 2011, we incurred $12.5 million in debt financing related fees. These costs are included in Other current and Other non-current assets and are being amortized over the life of their respective agreements.
In November 2011, we repurchased the aggregate principal of $22.9 million of our 8.875% senior notes due 2012 at a premium of $0.9 million.
In September 2010, we issued $360 million of senior unsecured notes at par that mature in September 2020 and bear interest at 7.375% per annum, payable semi-annually in arrears on March 15th and September 15th of each year. Deferred financing costs of $7.3 million from the issuance were initially included in Other non-current and other current assets and are being amortized over 10 years, the term of the senior unsecured notes. We used a portion of the net proceeds from the issuance of these notes to repurchase $257.1 million aggregate principal amount of our 8.875% senior notes due May 2012 at a premium of $25.7 million. The tender premium, $0.7 million of other debt extinguishment costs and the write-off of deferred note issuance costs of $1.7 million are shown within the Debt extinguishment costs line in our Consolidated Statement of Income.
In July 2010, we repaid $40 million of outstanding borrowings and terminated the related commitments under our $40 million unsecured revolving and letter of credit facility, which was scheduled to mature on March 20, 2011. Debt extinguishment costs of $1.4 million related to the early retirement of this debt are shown within the Debt extinguishment costs line in our Consolidated Statement of Income.
In February 2010, we repaid $20 million aggregate principal amount of our 6.52% medium-term notes.

48 POLYONE  CORPORATION

Aggregate maturities of debt for the next five years and thereafter are as follows:

(In millions)
2013	$3.8
2014	3.0
2015	53.0
2016	3.0
2017	285.0
Thereafter	361.6
Aggregate maturities	709.4
Less: unamortized discounts	(2.5)
Total debt	$706.9
Included in Interest expense, net for the years ended December 31, 2012, 2011 and 2010 was interest income of $0.8 million, $0.7 million and $2.9 million, respectively. Total interest paid on long-term and short-term borrowings was $45.8 million in 2012, $32.0 million in 2011 and $30.3 million in 2010.
Note 6 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense was $20.8 million in 2012, $21.6 million in 2011 and $22.4 million in 2010.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2012 are as follows (in millions):

(In millions)
2013	$21.5
2014	16.7
2015	11.6
2016	7.9
2017	6.3
Thereafter	12.4
Total	$76.4
Note 7 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net as of December 31 consist of the following:

(In millions)	2012	2011
Trade accounts receivable	$327.0	$325.8
Allowance for doubtful accounts	(4.4)	(4.8)
Accounts receivable, net	$322.6	$321.0
The following table details the changes in allowance for doubtful accounts:

(In millions)	2012	2011	2010
Balance at beginning of the year	$(4.8)	$(4.1)	$(5.9)
Provision for doubtful accounts	(0.3)	(2.0)	(2.5)
Accounts written off	0.4	1.0	4.1
Currency translation and other adjustments	0.3	0.3	0.2
Balance at end of year	$(4.4)	$(4.8)	$(4.1)

49 POLYONE  CORPORATION

Note 8 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2012	December 31, 2011
At FIFO cost:
Finished products	$169.5	$161.2
Work in process	2.9	2.4
Raw materials and supplies	80.2	79.7
Inventories, net	$252.6	$243.3
Note 9 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2012	December 31, 2011
Land and land improvements	$42.5	$42.3
Buildings	295.8	288.9
Machinery and equipment	987.8	940.7
	1,326.1	1,271.9
Less accumulated depreciation and amortization	(918.6)	(874.3)
Property, net	$407.5	$397.6
Depreciation expense was $56.6 million in 2012, $53.7 million in 2011 and $51.5 million in 2010.
Note 10 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2012 and 2011 consist of the following:

	Accrued expenses and other liabilities		Other non-current liabilities
	December 31,		December 31,
(In millions)	2012	2011	2012	2011
Employment costs	$83.5	$82.0	$22.7	$21.7
Environmental	10.8	12.0	64.6	64.2
Taxes	17.8	19.2	31.7	21.3
Pension and other post-employment benefits	5.9	7.3	—	—
Accrued interest	8.0	8.3	—	—
Other	18.6	16.0	14.9	13.5
Total	$144.6	$144.8	$133.9	$120.7
Note 11 — EMPLOYEE BENEFIT PLANS
We immediately recognize mark-to-market actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. In the fourth quarter of 2012, we recognized a pre-tax charge of $42.0 million related to the actuarial losses during the year. We recognized a pre-tax charge of $83.8 million and a $9.6 million pre-tax gain in the fourth quarter of 2011 and 2010, respectively.
We have several pension plans; however, as of December 31, 2012, only certain foreign plans accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service. All U.S. defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants.
We sponsor several unfunded defined benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. In 2009, we adopted changes to our U.S. post-retirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, was discontinued, and benefits were phased out through December 31, 2012. When this plan change was recognized in 2009, prior service cost amortization was calculated to fully amortize the prior service cost by the end of 2012, consistent with the period of continued benefits. As a result, the prior service costs associated with the 2009 change is now fully amortized. Only certain employees hired prior to December 31, 1999 are eligible to participate in our subsidized post-retirement health care and life insurance plans.

50 POLYONE  CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2012	2011	2012	2011
Change in benefit obligation:
Projected benefit obligation — beginning of year	$543.5	$514.4	$21.9	$23.2
Service cost	1.5	1.6	—	—
Interest cost	27.2	28.3	0.8	1.0
Actuarial loss (gain)	63.4	38.4	(2.0)	0.4
Participant contributions	—	—	0.5	0.8
Benefits paid	(39.8)	(38.7)	(2.7)	(3.3)
Other	1.4	(0.5)	0.4	(0.2)
Projected benefit obligation — end of year	$597.2	$543.5	$18.9	$21.9
Projected salary increases	2.8	2.6	—	—
Accumulated benefit obligation	$594.4	$540.9	$18.9	$21.9
Change in plan assets:
Plan assets — beginning of year	$335.6	$354.6	$—	$—
Actual return on plan assets	46.9	(15.9)	—	—
Company contributions	66.8	35.6	2.0	2.5
Plan participants’ contributions	—	—	0.5	0.8
Benefits paid	(39.8)	(38.7)	(2.7)	(3.3)
Other	0.9	—	0.2	—
Plan assets — end of year	$410.4	$335.6	$—	$—
Under-funded status at end of year	$(186.8)	$(207.9)	$(18.9)	$(21.9)
Amounts included in the accompanying Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2012	2011	2012	2011
Accrued expenses and other liabilities	$4.0	$4.3	$1.9	$3.0
Other non-current liabilities	182.8	203.6	17.0	18.9
Change in accumulated other comprehensive loss before tax:

	Pension Benefits		Health Care Benefits
(In millions)	2012	2011	2012	2011
Prior year	$0.3	$0.5	$(17.4)	$(34.9)
Prior service (cost) credit recognized during year	—	(0.2)	17.4	17.4
Other adjustments	—	—	—	0.1
Current year	$0.3	$0.3	$—	$(17.4)
As of December 31, 2012 and 2011, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2012	2011	2012	2011
Projected benefit obligation	$596.4	$542.8	$18.9	$21.9
Accumulated benefit obligation	593.6	540.3	18.9	21.9
Fair value of plan assets	409.6	334.9	—	—

51 POLYONE  CORPORATION

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2012	2011	2012	2011
Discount rate	4.12%	5.11%	3.71%	4.51%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	7.39%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.63%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2025	2019
Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

(In millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	1.3	(1.1)
The following table summarizes the components of net period benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2012. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(In millions)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit costs (gains):
Service cost	$1.5	$1.6	$1.6	$—	$—	$—
Interest cost	27.2	28.3	29.7	0.8	1.0	1.2
Expected return on plan assets	(27.6)	(29.2)	(26.2)	—	—	—
Amortization of prior service cost	—	0.2	0.8	(17.4)	(17.4)	(17.4)
Mark-to-market actuarial net losses (gains)	44.0	83.4	10.6	(2.0)	0.4	(1.0)
Other	—	—	—	—	—	0.2
Net periodic benefit cost (gain)	$45.1	$84.3	$16.5	$(18.6)	$(16.0)	$(17.0)
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.11%	5.71%	6.17%	4.66%	5.07%	5.61%
Expected long-term return on plan assets	8.43%	8.50%	8.50%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	8.35%	8.50%	9.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2019	2018	2016
The expected long-term rate of return on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix and estimated future long-term investment returns.
Our pension asset investment strategy is to diversify the asset portfolio among and within asset categories to enhance the portfolio’s risk-adjusted return. Our portfolio asset mix considers the duration of plan liabilities, historical and expected returns of the asset investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan and current yield environment. As the funded status of the plan increases, the asset allocation is adjusted to decrease the level of risk and match the duration of plan liabilities with the duration of the invested assets. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 50% to 75% in equity securities, 15% to 35% in fixed income securities, and 0% to 10% in alternative investments and cash. These alternative investments may include funds of multiple asset investment strategies and funds of hedge funds.

52 POLYONE  CORPORATION

The fair values of pension plan assets at December 31, 2012 and 2011, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2012				Fair Value of Plan Assets at December 31, 2011
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category
Cash	$3.4	$—	$—	$3.4	$4.5	$—	$—	$4.5
Common collective trusts	—	44.9	—	44.9	—	12.2	—	12.2
Large-cap equity	43.2	51.1	—	94.3	27.0	17.0	—	44.0
Mid-cap equity	42.3	—	—	42.3	36.4	—	—	36.4
Small-cap equity	39.8	—	—	39.8	34.1	—	—	34.1
International equity	80.6	—	—	80.6	61.4	54.2	—	115.6
Fixed-income funds	39.3	—	—	39.3	24.4	—	—	24.4
Multi-asset mutual fund	32.6	—	—	32.6	32.4	—	—	32.4
Floating rate income funds	33.2	—	—	33.2	32.0	—	—	32.0
Totals	$314.4	$96.0	$—	$410.4	$252.2	$83.4	$—	$335.6
Large cap equity funds invest primarily in U.S. publicly-traded equity securities of companies with a market capitalization typically in excess of $10 billion with a focus on growth or value. Mid cap equity funds invest primarily in U.S. publicly-traded equity securities of companies with a market capitalization typically greater than $2 billion but less than $10 billion with a focus on growth or value. Small cap equity funds invest primarily in U.S. publicly-traded equity securities of companies with a market capitalization typically less than $2 billion with a focus on growth or value. International equity funds invest in publicly-traded equity securities of companies domiciled in the United States, developed international countries, and emerging markets typically with a market capitalization greater than $2 billion with a focus on growth or value and are invested across the capitalization spectrum. Fixed income funds invest primarily in investment grade fixed income securities. The multi-asset mutual fund strategy is based on a diverse range of investments including, but not limited to, investment grade and high yield bonds, international and emerging market bonds, inflation-indexed bonds, equities and commodities. The floating rate income fund strategy is to invest primarily in a diversified portfolio of first and second lien high-yield senior floating rate loans and other floating rate debt securities. The common collective trust fund invests primarily in cash and other short-term investments, and is used as a temporary investment for our contributions to the pension plans until the contributions are allocated to other investments according to our investment strategy. During December 2012, we made pension contributions totaling $40.0 million, which remained in the common collective trust fund at December 31, 2012, as such contributions had not been allocated by year end.
The fair value of the common collective trust fund is based on the net asset value per share of the fund, which is based on the fair market value of the underlying fund's assets. Level 2 investments included within large cap equity are commingled trusts and are valued using a net asset value per share that is based on quoted market prices and/or other market data for the same or comparable instruments and transactions of the underlying equity investments. Level 2 investments within international equity are valued at net asset value per share of the funds based on audited financial statements of the funds where available, with adjustments to account for partnership activity and other applicable valuation adjustments. All other investments are Level 1 and are valued based on quoted market prices.
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits	Medicare Part D Subsidy
2013	$38.5	$1.9	$0.1
2014	38.5	1.9	0.1
2015	39.4	1.8	0.1
2016	39.1	1.8	0.1
2017	39.3	1.7	0.1
2018 through 2022	198.8	7.2	0.4

53 POLYONE  CORPORATION

We currently estimate that 2013 employer contributions will be approximately $75 million to all qualified and non-qualified pension plans, which is $50 million above the minimum required contributions, and $2 million to all health care benefit plans.
We sponsor a voluntary retirement savings plan (RSP). Under the provisions of this plan, eligible employees receive defined Company contributions of 2% of their eligible earnings, plus they are also eligible for Company matching contributions based on the first 6% of their eligible earnings contributed to the plan. In addition, we may make discretionary contributions to this plan for eligible employees based on a specific percentage of each employee’s compensation. Following are our contributions to the RSP:

(In millions)	2012	2011	2010
Retirement savings match	$7.6	$7.1	$6.2
Retirement benefit contribution	3.8	3.9	3.6
Total contributions	$11.4	$11.0	$9.8
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
A remedial investigation and feasibility study is currently underway at Calvert City. We expect to complete this study by the end of 2013. As of December 31, 2012, we cannot reasonably estimate an adjustment or determine if an adjustment is required to our current reserves because the remediation alternatives and concurrence of regulatory authorities have not yet advanced to a stage where a reasonable estimate can be made.
Based on estimates prepared by our environmental engineers and consultants, we had accruals totaling $75.4 million and $76.2 million as of December 31, 2012 and 2011, respectively, for probable future environmental expenditures relating to previously contaminated sites. These accruals are undiscounted and included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, completion and results of the remedial investigation and feasibility study, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2012. However, such additional costs, if any, cannot be currently estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. These remediation costs are expected to be paid over the next 30 years.

54 POLYONE  CORPORATION

The following table details the changes in the environmental accrued liabilities:

(In millions)	2012	2011	2010
Balance at beginning of the year	$76.2	$87.4	$81.7
Environmental remediation expenses	12.8	9.7	20.5
Cash payments	(13.7)	(20.8)	(15.1)
Currency translation and other adjustments	0.1	(0.1)	0.3
Balance at end of year	$75.4	$76.2	$87.4
Included in Cost of sales in the accompanying Consolidated Statements of Income are reimbursements of previously incurred environmental costs of less than $0.1 million, $3.3 million and $16.7 million in 2012, 2011, and 2010, respectively.
Litigation related to the pending Spartech acquisition — Five purported class action lawsuits have been filed by alleged Spartech stockholders. Two purported class actions have been filed in the Circuit Court of St. Louis County, Missouri against Spartech, its directors, PolyOne, Merger Sub, and Merger LLC concerning the proposed acquisition of Spartech by PolyOne through its wholly-owned subsidiaries Merger Sub and Merger LLC, which are referred to collectively as the Missouri Stockholder Actions. The Missouri Stockholder Actions have been consolidated and allege, among other things, that the directors of Spartech have breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne. The Missouri Stockholder Actions further allege that PolyOne, Merger Sub, and Merger LLC have aided and abetted the directors of Spartech in breaching their fiduciary duties. Among other things, the Missouri Stockholder Actions seek to enjoin the acquisition. PolyOne, Spartech and their directors believe that these lawsuits and the underlying claims are without merit and intend to vigorously defend them. At this point, the Company cannot reasonably estimate a possible range of loss, if any.
Two purported class action lawsuits have also been filed in Delaware Chancery Court, which are referred to as the Delaware Stockholder Actions. One of the Delaware Stockholder Actions, Gross v. Spartech et. al., has been filed against Spartech, its directors, PolyOne, Merger Sub and Merger LLC. The other Delaware Stockholder Action, Pill v. Spartech et. al., has been filed against Spartech and its directors. The Delaware Stockholder Actions allege, among other things, that the directors of Spartech have breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne. Gross v. Spartech et. al. also alleges that PolyOne, Merger Sub, and Merger LLC have aided and abetted the directors of Spartech in breaching their fiduciary duties. Among other things, the Delaware Stockholder Actions seek to enjoin the acquisition. PolyOne, Spartech and their directors believe these lawsuits and the underlying claims are without merit and intend to vigorously defend them. At this point, the Company cannot reasonably estimate a possible range of loss, if any.
One purported class action lawsuit has been filed in the Federal District Court for the Eastern District of Missouri, which is referred to as the Missouri Federal Action. Styled Faulkner v. Holt et al., filed against Spartech, the Spartech Directors individually, PolyOne Corporation, Merger Sub and Merger LLC. This suit alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breach of fiduciary duties by the Spartech Directors, and aiding and abetting claims against PolyOne Corporation, Merger Sub and Merger LLC.  This lawsuit seeks, inter alia  to enjoin the acquisition, a declaration that the Registration Statement on Form S-4 filed by PolyOne does not comply with Section 14(a) of the Exchange Act and Rule 14a-9 thereunder, and an accounting for profits from the individuals allegedly profiting from any fiduciary duty breach. PolyOne, Spartech and their directors believe that these lawsuits and the underlying claims are without merit and intend to vigorously defend them. At this point, the Company cannot reasonably estimate a possible range of loss, if any.
Other Litigation — We are involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters that seek remedies or damages. We believe that the probability is remote that losses in excess of the amounts we have accrued could be materially adverse to our financial position, results of operations or cash flows.
Guarantees — On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $30.5 million as of December 31, 2012. Until the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

55 POLYONE  CORPORATION

Note 13 — INCOME TAXES
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
Income before income taxes for the periods ended December 31, 2012, 2011 and 2010 consists of the following:

(In millions)	2012	2011	2010
Domestic	$74.3	$148.2	$60.1
Foreign	38.7	50.5	51.2
Income before income taxes	$113.0	$198.7	$111.3
A summary of income tax (expense) benefit for the periods ended December 31, 2012, 2011 and 2010 is as follows:

(In millions)	2012	2011	2010
Current:
Federal	$(11.3)	$(6.4)	$(4.8)
State	(1.3)	(1.5)	(0.9)
Foreign	(15.2)	(14.6)	(12.0)
Total current	$(27.8)	$(22.5)	$(17.7)
Deferred:
Federal	$(15.8)	$(18.8)	$71.1
State	(0.5)	13.6	4.5
Foreign	2.9	1.6	(6.6)
Total deferred	$(13.4)	$(3.6)	$69.0
Total tax (expense) benefit	$(41.2)	$(26.1)	51.3
The principal items accounting for the difference in income taxes computed at the U.S. statutory rate for the periods ended December 31, 2012, 2011 and 2010 are as follows:

(In millions)	2012	2011	2010
Computed tax expense at 35% of income before income taxes	$(39.6)	$(69.5)	$(39.0)
State tax, net of federal benefit	(2.3)	(2.7)	(3.5)
Differences in rates of foreign operations	3.4	4.0	1.4
Changes in valuation allowances	(0.9)	13.0	106.4
Impact of foreign dividends	—	—	(11.5)
Tax benefits associated with O’Sullivan Engineered Films	—	29.5	—
Recognition of uncertain tax positions	0.1	(4.5)	(2.0)
Other, net	(1.9)	4.1	(0.5)
Income tax (expense) benefit	$(41.2)	$(26.1)	$51.3
In 2011, we recognized income tax expense primarily related to the sale of our SunBelt joint venture offset by a tax benefit associated with our divested investment in O'Sullivan Engineered Films, Inc. We also recognized a tax benefit related to a reduction in deferred tax valuation allowances related to various state and foreign deferred tax assets of $13.0 million.
In 2010, we recognized a $107.1 million tax benefit as a result of reversal of valuation allowances. This amount is comprised of a $32.1 million utilization of net operating loss carryforwards and a $75.0 million reversal associated with our determination that it is more likely than not that the deferred tax assets will be realized.

56 POLYONE  CORPORATION

Components of our deferred tax liabilities and assets as of December 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Deferred tax liabilities:
Tax over book depreciation	$36.6	$39.3
Intangibles	97.8	97.5
Other, net	8.4	10.2
Total deferred tax liabilities	$142.8	$147.0
Deferred tax assets:
Post-retirement benefits other than pensions	$6.3	$7.3
Employment cost and pension	71.6	72.8
Environmental	25.5	25.9
Net operating loss carryforwards	20.0	25.3
State taxes	20.3	21.1
Other, net	9.6	13.6
Total deferred tax assets	$153.3	$166.0
Tax valuation allowance	(18.9)	(18.4)
Net deferred tax (liabilities) assets	$(8.4)	$0.6
As of December 31, 2012, we have combined state net operating loss carryforwards of $313.9 million that expire at various dates from 2013 through 2032. Various foreign subsidiaries have net operating loss carryforwards totaling $72.0 million that expire at various dates from 2013 through 2022. We have provided valuation allowances of $15.2 million against certain foreign and state loss carryforwards.
No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $228 million at December 31, 2012 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
We made worldwide income tax payments of $30.8 million and received refunds of $13.0 million in 2012. We made worldwide income tax payments of $32.6 million and $9.5 million in 2011 and 2010, respectively, and received refunds of $1.0 million and $7.7 million in 2011 and 2010, respectively.
The Company records provisions for uncertain tax provisions in accordance with ASC Topic 740, which clarified the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. As of December 31, 2012, we have a $14.5 million liability for uncertain tax positions. We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2012, 2011 and 2010 we had accrued $2.3 million, $1.5 million, and $0.9 million of interest and penalties, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2012	2011	2010
Balance as of January 1	$15.1	$9.9	$8.1
Additions based on tax positions related to the current year	0.2	4.5	1.6
Additions for tax positions of prior years	—	1.3	1.0
Reductions for tax positions of prior years	(0.4)	(0.6)	—
Settlements and other	(0.4)	—	(0.8)
Balance as of December 31	$14.5	$15.1	$9.9
We are no longer subject to U.S. income tax examinations for periods preceding 2007 and, with limited exceptions, for periods preceding 2004 for both foreign and state and local tax examinations.
Note 14 — SHARE-BASED COMPENSATION
Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 includes compensation cost for share-based payment awards based on the grant date fair value estimated in accordance with the provision of FASB ASC Topic 718, Compensation — Stock Compensation. Because share-based compensation expense recognized in the accompanying Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for

57 POLYONE  CORPORATION

estimated forfeitures. We estimate forfeitures at the time of grant and revise that estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Equity and Performance Incentive Plans
On May 12, 2010, our shareholders approved the PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP). The 2010 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). On May 9, 2012 our shareholders approved an amendment to this plan whereby, among other provisions, a total of 5.0 million common shares (a 2.0 million increase from the amount authorized in May of 2010) are reserved for grant under the 2010 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from PolyOne common shares that are held in treasury.
Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income. A summary of compensation expense by type of award follows:

(In millions)	2012	2011	2010
Stock appreciation rights	$5.1	$2.3	$1.9
Restricted stock units	5.3	3.1	2.5
Total share-based compensation	$10.4	$5.4	$4.4
Stock Appreciation Rights
During the years ended December 31, 2012, 2011 and 2010, the total number of SARs granted were 783,100, 539,300 and 793,200, respectively. Awards granted in 2012 vest in one-third increments annually over a three year service period and upon the achievement of certain stock price targets. Awards granted in 2011 and 2010 vest in one-third increments annually over a 3-year service period. Outstanding SARs have contractual terms ranging from seven to ten years from the date of the grant.
The SARs granted during 2012 were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets.These SARs have time and market-based vesting conditions but vest no earlier than their three year graded vesting schedule. As of December 31, 2012, all market conditions were met. Exercises are assumed to occur between vesting and maturity and the resulting expected term is an output from the Monte Carlo simulation valuation model. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. The expected dividend assumption was determined based upon PolyOne's actual dividend yield at the time of grant. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.
The SARs granted during 2011 and 2010 were valued using the Black-Scholes method as the awards only have time-based vesting requirements. The expected term of SARs granted was determined based on the “simplified method” described in Staff Accounting Bulletin (SAB) Topic 14.D.2, which is permitted if historical exercise experience is not sufficient. The expected volatility was determined based on the average weekly volatility for our common shares for the expected term of the awards. Expected dividend is determined based upon the declared dividend yield at the time the SAR is granted. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year based on our historical experience.
The following is a summary of the weighted average assumptions related to the grants issued during 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility (weighted-average)	53.0%	56.0%	58.0%
Expected dividends	1.37%	—%	—%
Expected term (in years)	8.0	6.0	4.5
Risk-free rate	2.05%	2.86%	2.26%
Value of SARs granted	$6.92	$8.12	$3.90

58 POLYONE  CORPORATION

A summary of SAR activity for 2012 is presented below:

Stock Appreciation Rights (Shares in thousands, dollars in millions, except per share data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	3,734	$7.15	4.24	$18.1
Granted	783	$14.55
Exercised	(2,353)	$5.79
Forfeited or expired	(67)	$11.21
Outstanding as of December 31, 2012	2,097	$11.31	6.58	$19.2
Vested and exercisable as of December 31, 2012	743	$7.50	4.08	$9.8
The total intrinsic value of SARs exercised during 2012 was $25.5 million. The total intrinsic value of SARs exercised during 2011 was $8.0 million and during 2010 was $8.9 million. As of December 31, 2012, there was $4.0 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 18 months.
Restricted Stock Units
Restricted Stock Units (RSUs) represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During the years ended December 31, 2012, 2011 and 2010, the total number of RSUs granted were 591,300, 336,300 and 510,700, respectively. These RSUs, which vest over a 3-year service period, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2012, 1.3 million RSUs remain unvested with a weighted-average grant date fair value of $12.29. Unrecognized compensation cost for RSUs at December 31, 2012 was $7.1 million, which is expected to be recognized over the weighted average remaining vesting period of 15 months.
Stock Options
Our incentive stock plans previously provided for the award or grant of options to purchase our common shares. Options were granted in 2004 and prior years. During 2012, 0.3 million options were exercised and less than 0.1 million remain outstanding as of December 31, 2012. The total intrinsic value of stock options that were exercised during 2012, 2011 and 2010 was $1.5 million, $1.1 million and $1.8 million, respectively. Cash received during 2012, 2011 and 2010 for the exercise of stock options was $2.7 million, $1.7 million and $7.4 million, respectively.
Note 15 — SEGMENT INFORMATION
A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.
Operating income is the primary measure that is reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision maker. These costs are included in Corporate and eliminations.
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Summary of Significant Accounting Policies. The following is a

59 POLYONE  CORPORATION

description of each of our four reportable segments and SunBelt, a previously reportable segment that was sold on February 28, 2011.
Global Specialty Engineered Materials
Global Specialty Engineered Materials is a leading provider of custom plastic formulations, compounding services and solutions for processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes standard and custom formulated high-performance polymer compounds that are manufactured using thermoplastic compounds and elastomers, which are then combined with advanced polymer additive, reinforcement, filler, colorant and/or biomaterial technologies. Our compounding expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins. Global Specialty Engineered Materials has plants, sales and service facilities located throughout North America, Europe, Asia and South America. Our product development and application reach is further enhanced by the capabilities of our Engineered Materials Solutions Centers in the United States, Germany, and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
On December 19, 2012, the Company acquired Glasforms, a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products. Glasforms results are included within the Global Specialty Engineered Materials segment from the date of the acquisition.
Global Color, Additives and Inks
Global Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with abase resin, our solutionshelp customers achieve differenitated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, anti-static, chemical blowing, antioxidant and lubricant, and processing enhancement. Our colorant and additives concentrates are used in a broad range of plastics, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, and wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Products include proprietary inks and latexes for diversified markets including recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Global Color, Additives and Inks has plants, sales and service facilities located throughout North America, Europe, Asia and South America.
On December 21, 2011, the Company completed the acquisition of all of the outstanding equity interests of ColorMatrix for $486.1 million, net of cash acquired. ColorMatrix is highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. On October 1, 2010, we acquired Polimaster, further extending our global capabilities to South America. Finally, prior to the disposition on November 30, 2010, we had a 50% interest in BayOne, a joint venture between PolyOne and Bayer Corporation, which sells liquid polyurethane systems into many of the same markets. The equity earnings from BayOne are included in Global Color, Additives and Inks’ results.
Performance Products and Solutions
Performance Products and Solutions is an industry leader offering an array of products and services for vinyl coating, molding and extrusion processors principally in North America. Our product offerings include: vinyl formulations and alloys, specialty vinyl resins, and specialty coating materials based largely on vinyl. We believe that Geon Performance Materials is the leading North American vinyl formulator, and the Geon name carries strong brand recognition. These products are sold to manufacturers of plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing and component analysis, custom compound development, colorant and additive services, design assistance, structural analysis, process simulations and extruder screw design. Vinyl is utilized across a broad range of applications in building and construction, wire and cable, consumer and recreation markets, transportation, packaging and healthcare. This segment also includes Producer Services, which offers contract manufacturing services to resin producers and polymer marketers. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.

60 POLYONE  CORPORATION

PolyOne Distribution
Our PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American, South America and Asia markets. These products are sold to over 6,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 20 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.
Financial information by reportable segment is as follows:

Year Ended December 31, 2012 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Global Specialty Engineered Materials	$504.9	$38.7	$543.6	$47.0	$14.3	$12.9	$396.6
Global Color, Additives and Inks	701.9	1.6	703.5	66.8	32.5	28.0	887.8
Performance Products and Solutions	760.9	76.1	837.0	74.9	17.9	7.4	261.5
PolyOne Distribution	1,024.9	5.4	1,030.3	66.0	0.7	0.6	212.9
Corporate and eliminations	—	(121.8)	(121.8)	(87.6)	4.4	8.5	369.2
Total	$2,992.6	$—	$2,992.6	$167.1	$69.8	$57.4	$2,128.0

Year Ended December 31, 2011 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Global Specialty Engineered Materials	$540.2	$34.9	$575.1	$45.9	$14.8	$9.2	$349.7
Global Color, Additives and Inks	542.2	2.4	544.6	43.4	18.9	14.7	910.9
Performance Products and Solutions	789.0	76.4	865.4	62.4	20.0	16.6	287.0
PolyOne Distribution	992.1	4.4	996.5	56.0	0.7	0.2	183.5
Corporate and eliminations	—	(118.1)	(118.1)	25.3	3.1	13.4	347.0
Total	$2,863.5	$—	$2,863.5	$233.0	$57.5	$54.1	$2,078.1

Year Ended December 31, 2010 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Global Specialty Engineered Materials	$485.2	$32.2	$517.4	$49.7	$13.6	$7.4	$346.3
Global Color, Additives and Inks	524.7	2.7	527.4	37.7	15.8	16.7	338.1
Performance Products and Solutions	703.5	72.8	776.3	54.0	19.8	9.2	287.5
PolyOne Distribution	908.5	3.4	911.9	42.0	1.2	0.3	159.8
Corporate and eliminations	—	(111.1)	(111.1)	(8.8)	4.8	5.9	540.2
Total	$2,621.9	$—	$2,621.9	$174.6	$55.2	$39.5	$1,671.9

Earnings of equity affiliates are included in the related segment’s operating income and the investment in equity affiliates is included in the related segment’s assets. Gains and losses related to divestiture of equity investments are reflected in Corporate and eliminations. Amounts related to equity affiliates are as follows:

(In millions)	2012	2011	2010
Global Color, Additives and Inks	$—	$—	$2.6
Corporate and eliminations	23.4	152.0	39.4
Total	$23.4	$152.0	$42.0

61 POLYONE  CORPORATION

Our sales are primarily to customers in the United States, Europe, Canada, Mexico, South America and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2012	2011	2010
Net sales:
United States	$1,833.8	$1,756.5	$1,666.4
Europe	501.3	506.0	467.4
Canada	257.0	259.9	222.9
Asia	221.2	196.3	190.8
Mexico	103.2	91.3	59.1
South America	37.5	42.2	1.6
Other	38.6	11.3	13.7
Long-lived assets:
United States	$262.6	$258.2	$237.8
Europe	82.2	86.9	88.3
Canada	5.7	5.9	5.5
Asia	45.1	39.3	38.5
South America	8.4	4.6	1.6
Other	3.5	2.7	2.7
Note 16 — COMMON SHARE DATA
Weighted-average shares used in computing net income per share is as follows:

(In millions)	2012	2011	2010
Weighted-average shares — basic:	89.1	92.2	93.1
Plus dilutive impact of stock options and share-based awards	0.7	2.1	2.9
Weighted-average shares — diluted:	89.8	94.3	96.0
Basic net income per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted net income per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.
Outstanding share-based awards and options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted net income per share. The number of anti-dilutive options and awards was 1.2 million, 0.5 million and 1.0 million at December 31, 2012, 2011 and 2010, respectively.
In August 2008, our Board of Directors approved a stock repurchase program authorizing us, to repurchase up to 10.0 million of our common shares, in the open market or in privately negotiated transactions. On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization amount by 5.25 million and on October 23, 2012 increased the authorization an additional 13.2 million. As of December 31, 2012, the total common shares available for repurchase is 20.0 million. PolyOne may make all or part of any repurchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.
We purchased 1.2 million and 6.0 million shares in 2012 and 2011, respectively, at an aggregate price of $15.9 million and $73.6 million, respectively, under these authorizations.
Note 17 — DERIVATIVE INSTRUMENTS
When translating results from foreign operations into U.S. dollars, we are subject to foreign exchange related risks in our operating results. We are also exposed to foreign exchange risk arising from intercompany lending transactions denominated in various foreign currencies that are subject to foreign exchange rate movement over the term of the loans. To mitigate these risks we enter into foreign exchange option and forward contracts. The counterparties to these instruments are financial institutions with strong credit ratings. PolyOne maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. These instruments are not designated as a hedge, and therefore, any gain or loss is immediately recognized in income.

62 POLYONE  CORPORATION

The fair value of derivative financial instruments recorded in the Consolidated Balance Sheets are as follows:

	December 31, 2012
(In millions)	Notional	Other current assets
Foreign currency options	$31.2	$0.6
Foreign currency forwards	13.8	—
Total		$0.6

	December 31, 2011
(In millions)	Notional	Other current assets
Foreign currency forwards	$18.1	$0.1
The effects of derivative instruments on our Consolidated Statements of Income are as follows:

(In millions)	2012	2011	2010	Location
Foreign currency options - (losses)	$(1.4)	$—	—	Selling and administrative expense
Foreign currency forwards - (losses) / gains	(0.4)	(1.8)	3.8	Other (expense) income, net
Note 18 — FAIR VALUE
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
Financial instruments accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 are as follows:

	December 31, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$210.0	$210.0	$—	$—
Foreign currency forwards	—	—	—	—
Foreign currency options	0.6	—	0.6	—

	December 31, 2011
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$191.9	$191.9	$—	$—
Foreign currency forwards	0.1	—	0.1	—
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
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at December 31, 2012 and 2011 was $741.0 million and $723.7 million, respectively, compared to carrying values of $706.9 million and $707.0 million as of December 31, 2012 and 2011, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market

63 POLYONE  CORPORATION

interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on an annual basis. The implied fair value of goodwill is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. No impairment charges were included in 2012, 2011 or 2010. We use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. The market approach is used to estimate fair value by applying sales and earnings multiples (derived from comparable publicly-traded companies with similar investment characteristics of the reporting unit) to the reporting unit’s operating performance. Finally, we consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
Indefinite-lived intangible assets consist of a trade name acquired as part of the January 2008 acquisition of GLS, trade names acquired as part of the December 2011 acquisition of ColorMatrix, and in-process research and development acquired as part of the ColorMatrix acquisition. Indefinite-lived intangible assets are tested for impairment annually at the same time we test goodwill for impairment. The implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. No impairment charges were included in 2012, 2011 or 2010.
The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trade name. The fair value of in-process research and development was calculated using using the income approach.
Note 19 — FINANCIAL INFORMATION OF PREVIOUSLY OWNED EQUITY AFFILIATES
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash, the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $30.5 million as of December 31, 2012, and potential annual earn-out payments for the three fiscal years ending December 31, 2011, 2012 and 2013, if SunBelt meets certain performance targets.
We recognized a pre-tax gain of $128.2 million, net of associated transaction costs, within Income related to previously owned equity affiliates for the sale of our equity interest in SunBelt for the year ended December 31, 2011. Additionally, we recognized a $23.0 million and $18.1 million pre-tax gain associated with the first two years of the three year earn-out related to the sale of our 50% equity interest in SunBelt in 2012 and 2011, respectively.
Summarized historical financial information for SunBelt through the date of disposition is as follows:

(In millions)	Two Months Ended February 28, 2011	2010
Net sales	$30.5	$157.3
Operating income	12.7	53.9
Partnership income as reported by SunBelt	11.5	46.2
PolyOne's ownership of SunBelt	50%	50%
Earnings of equity affiliate recorded by PolyOne	$5.7	$23.1
On November 30, 2010, we sold our interest in BayOne for cash proceeds of $19.3 million and recorded a pre-tax gain of $16.3 million in the fourth quarter of 2010. Through its disposition on November 30, 2010, we owned 50% of BayOne Urethane Systems, L.L.C. (BayOne), which was included in Global Color, Additives and Inks.

64 POLYONE  CORPORATION

Note 20 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012 Quarters				2011 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth (6)	Third (7)	Second (8)	First (9)
Sales	$679.4	$740.2	$792.0	$781.0	$640.4	$735.8	$768.8	$718.5
Gross Margin	126.3	142.7	154.7	140.6	96.8	114.0	129.2	122.7
Operating (loss) income	18.7	50.4	53.1	44.9	(39.8)	42.5	50.5	179.8
Net income	3.0	24.0	24.6	20.2	12.3	21.6	28.5	110.2
Net income attributable to PolyOne shareholders	3.1	24.0	24.6	20.2	12.3	21.6	28.5	110.2

Net income per common share attributable to PolyOne common shareholders:
Basic net income (1)	$0.03	$0.27	$0.28	$0.23	$0.14	$0.24	$0.31	$1.17
Diluted net income (1)	$0.03	$0.27	$0.27	$0.22	$0.13	$0.23	$0.30	$1.14

(1)
Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented within our 10-K because of differences in the average shares outstanding during each period.

(2)
Included for the fourth quarter 2012 are: 1) gains from the SunBelt earn-out of $23.0 million, 2) mark-to-market pension and other post-retirement benefit losses of $42.0 million, 3) environmental remediation costs of $3.1 million, 4) acquisition-related costs of $2.0 million, 5) bridge loan commitment fees of $1.3 million and 6) employee separation and plant phaseout costs of $1.0 million.

(3)	Included for the third quarter 2012 are: 1) $5.2 million in environmental remediation costs and 2) $1.3 million in employee separation and plant phaseout costs.

(4)	Included for the second quarter 2012 are:1) $8.7 million in employee separation and plant phaseout costs and 2) environmental remediation costs of $2.9 million.

(5)	Included for the first quarter 2012 are: 1) $5.4 million related to expensing the fair market value of acquired ColorMatrix inventory and 2) environmental remediation costs of $1.6 million.

(6)
Included for the fourth quarter 2011 are: 1) gains from the SunBelt earn-out of $18.1 million, 2) a tax benefit of $29.5 million related to our investment in O’Sullivan Engineered Films, 3) a tax benefit of $8.9 million primarily associated with the reversal of valuation allowances, 4) mark-to-market pension and other post-retirement benefit losses of $83.8 million, 5) acquisition-related costs of $4.5 million, 6) environmental remediation costs of $1.8 million and 7) employee separation and plant phaseout costs of $1.0 million.

(7)
Included for the third quarter 2011 are: 1) gains related to reimbursements of previously incurred environmental remediation costs of $1.3 million, 2) environmental remediation costs of $4.8 million and 3) employee separation and plant phaseout costs of $1.1 million.

(8)	Included for the second quarter 2011 are: 1) royalty income of $1.3 million and 2) environmental remediation costs of $1.6 million.

(9)
Included for the first quarter 2011 are: 1) gains of $128.2 million from the sale of our equity interest in SunBelt, 2) gains related to reimbursements of previously incurred environmental remediation costs of $1.9 million, 3) environmental remediation costs of $1.5 million and 4) acquisition-related costs of $1.0 million.

65 POLYONE  CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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

3.
Management has assessed the effectiveness of PolyOne's internal control over financial reporting as of December 31, 2012 and has concluded that such internal control over financial reporting is effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2012, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 34 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2013 Annual Meeting of Shareholders (2013 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2013 Proxy Statement.

66 POLYONE  CORPORATION

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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2013 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2013 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,177,724	$7.44	2,719,065(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,177,724	$7.44	2,719,065

(1)
In addition to options, warrants and rights, the PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP) authorizes the issuance of restricted stock, RSUs, and performance shares. The 2010 EPIP limits the total number of shares that may be issued as one or more of these types of awards to 2,000,000. On May 9, 2012 our shareholders approved an amendment to this plan whereby, among other provisions, a total of 5.0 million common shares are reserved for grant under the 2010 EPIP. This number in the table also includes shares available under our existing Deferred Compensation Plan for Non-Employee Directors. This plan provides our non-employee Directors with a vehicle to defer their compensation in the form of shares. This plan provides that the aggregate number of our common shares that may be granted under the Deferred Compensation Plan for Non-Employee Directors in any fiscal year during the term of the plan will be equal to one-tenth of one percent, 0.1%, of the number of our common shares outstanding as of the first day of that fiscal year.

At the end of 2012, 55,571 common shares remained available under this plan and our current Directors had a total of 245,146 shares deferred as of December 31, 2012. The deferred shares are held in a trust and are currently part of our outstanding common shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACATIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2013 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2013 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets at December 31, 2012 and 2011

67 POLYONE  CORPORATION

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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
(a)(3) Exhibits.
Refer to the Exhibit Index, which is incorporated by reference herein.

68 POLYONE  CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 12, 2013	BY:	/S/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ STEPHEN D. NEWLIN	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 12, 2013
Stephen D. Newlin

/S/ RICHARD J. DIEMER, JR.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 12, 2013
Richard J. Diemer, Jr.

/S/ CAROL A. CARTWRIGHT	Director	Date: February 12, 2013
Carol A. Cartwright

/S/ RICHARD H. FEARON	Director	Date: February 12, 2013
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 12, 2013
Gregory J. Goff

/S/ GORDON D. HARNETT	Director	Date: February 12, 2013
Gordon D. Harnett

/S/ RICHARD A. LORRAINE	Director	Date: February 12, 2013
Richard A. Lorraine

/S/ EDWARD J. MOONEY	Director	Date: February 12, 2013
Edward J. Mooney

/S/ WILLIAM H. POWELL	Director	Date: February 12, 2013
William H. Powell

/S/ FARAH M. WALTERS	Director	Date: February 12, 2013
Farah M. Walters

/S/ WILLIAM A. WULFSOHN	Director	Date: February 12, 2013
William A. Wulfsohn

69 POLYONE  CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

2.3†
Agreement and Plan of Merger, dated October 23, 2012, by and among PolyOne Corporation, 2012 RedHawk, Inc., 2012 RedHawk, LLC and Spartech Corporation (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-K filed on October 24, 2012, SEC File No. 1-16091)

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
4.1
Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

4.2
Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)

4.3
First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)

10.1
Credit Agreement, dated as of December 21, 2011, by and among PolyOne Corporation, Bank of America, N.A. as Administrative Agent, the other Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, both as Joint-Lead Arrangers and Joint-Book Managers (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, SEC File No. 1-16091)

10.2
Credit Agreement, dated as of December 21, 2011, by and among PolyOne Corporation, PolyOne Canada Inc. the other subsidiaries of PolyOne Corporation party thereto as borrowers or guarantors, the Lenders party thereto, Wells Fargo Capital Finance, LLC, as Administrative and Collateral Agent, Bank of America, N.A. and U.S. Bank National Association, as Syndication Agents, PNC Bank, National Association and Key Bank, N.A., as Documentation Agents, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, both as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.2 to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2011, SEC File No. 1-16091)

10.3+
Form of Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091).

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
10.28+
Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)

10.29+
First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.30+
Amendment No. 1 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.31+
Form of Grant of Performance Shares under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.32+
Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.33+
Form of Grant of Performance Units under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.34+
Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)

10.35+
Undetermined Time Employment Contract between PolyOne Luxembourg s.a.r.l. and Bernard Baert (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on September 2, 2009, SEC File No. 1-106091)

10.36+
Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective December 31, 2007) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, SEC File No. 1-16091)

10.37+
First Amendment to the PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 23, 2012)

10.38+	Form of Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended as of March 9, 2012.
21.1	Subsidiaries of the Company

Exhibit No.	Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Richard J. Diemer, Jr., Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Richard J. Diemer, Jr., Senior Vice President and Chief Financial Officer
99.1
Audited Financial Statements of SunBelt Chlor Alkali Partnership (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-K, filed with the Commission on February 17, 2012, SEC File No. 1-106091)

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