Form 10-Q
period 2013-03-31
POLYONE CORP
filed 2013-05-02
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of April 12, 2013 was 99,366,461.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2013	Adjusted 2012
Sales	$801.1	$745.5
Cost of sales	638.8	613.2
Gross margin	162.3	132.3
Selling and administrative expense	121.9	95.3
Income related to previously owned equity affiliates	0.1	0.4
Operating income	40.5	37.4
Interest expense, net	(15.6)	(12.3)
Premium on early extinguishment of debt	(10.6)	—
Other income (expense), net	1.4	(1.3)
Income from continuing operations before income taxes	15.7	23.8
Income tax expense	(4.7)	(8.5)
Net income from continuing operations	11.0	15.3
Income from discontinued operations, net of income taxes	4.1	4.9
Net income	$15.1	$20.2
Net loss attributable to noncontrolling interests	0.2	—
Net income attributable to PolyOne common shareholders	$15.3	$20.2

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.12	$0.17
Discontinued operations	0.05	0.06
Total	$0.17	$0.23
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.12	$0.17
Discontinued operations	0.04	0.05
Total	$0.16	$0.22

Weighted-average shares used to compute earnings per share:
Basic	91.7	89.1
Diluted	92.8	90.7

Cash dividends declared per share of common stock	$0.06	$0.05
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net income	$15.1	$20.2
Other comprehensive income
Translation adjustment	(6.0)	7.5
Amortization of prior service credits, net of tax	—	(2.8)
Total comprehensive income	9.1	24.9
Comprehensive loss attributable to noncontrolling interests	0.2	—
Comprehensive income attributable to PolyOne common shareholders	$9.3	$24.9
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2013	Adjusted December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$168.9	$210.0
Accounts receivable, net	526.1	313.9
Inventories, net	353.5	244.4
Assets held-for-sale	42.0	39.3
Other current assets	80.3	81.1
Total current assets	1,170.8	888.7
Property, net	671.6	385.8
Goodwill	544.0	405.5
Intangible assets, net	381.0	340.0
Other non-current assets	136.1	108.0
Total assets	$2,903.5	$2,128.0
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$7.9	$3.8
Accounts payable	443.7	296.1
Liabilities held-for-sale	18.6	18.0
Accrued expenses	134.3	141.9
Total current liabilities	604.5	459.8
Non-current liabilities:
Long-term debt	1,047.6	703.1
Post-retirement benefits other than pensions	16.3	16.9
Pension benefits	128.6	182.8
Other non-current liabilities	232.6	134.0
Total non-current liabilities	1,425.1	1,036.8
Commitments and contingencies (Note 13)
Shareholders’ equity
PolyOne shareholders’ equity	871.8	629.1
Noncontrolling interests	2.1	2.3
Total equity	873.9	631.4
Total liabilities and shareholders’ equity	$2,903.5	$2,128.0
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$15.1	$20.2
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	19.9	17.7
Debt extinguishment costs	10.6	—
Provision for doubtful accounts	—	0.6
Stock compensation expense	7.0	2.0
Change in assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(76.2)	(80.2)
Decrease (increase) in inventories	11.4	(7.5)
Increase in accounts payable	49.2	61.0
Decrease in pensions and other post-retirement benefits	(54.7)	(5.5)
Decrease in accrued expenses and other	(73.8)	(28.4)
Net cash used by operating activities	(91.5)	(20.1)
Investing Activities
Capital expenditures	(12.9)	(7.9)
Business acquisitions, net of cash acquired	(259.9)	—
Proceeds from sale of equity affiliate and other assets	24.1	18.9
Net cash (used) provided by investing activities	(248.7)	11.0
Financing Activities
Repayment of long-term debt	(297.0)	(0.8)
Proceeds from long-term debt	600.0	—
Debt financing costs	(13.0)	—
Borrowings under credit facilities	41.7	—
Repayments under credit facilities	(10.0)	—
Purchase of common shares for treasury	(20.8)	(1.4)
Exercise of stock options and awards	2.9	5.7
Cash dividends paid	(4.5)	(3.6)
Proceeds from noncontrolling interests	—	2.4
Net cash provided by financing activities	299.3	2.3
Effect of exchange rate changes on cash	(0.2)	1.2
Decrease in cash and cash equivalents	(41.1)	(5.6)
Cash and cash equivalents at beginning of period	210.0	191.9
Cash and cash equivalents at end of period	$168.9	$186.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 of PolyOne Corporation.
Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2013.
On March 13, 2013, pursuant to the terms and conditions of the Agreement and Plan of Merger dated October 23, 2012 (Spartech Merger Agreement), PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, compounding, and packaging solutions, based in Clayton, Missouri. Spartech will expand PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth.
On March 25, 2013, PolyOne entered into an agreement to sell its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million in cash. We expect after tax proceeds of approximately $150.0 million as a result of this sale. The Resin Business is the only remaining business involved in the direct manufacturing of base resins. We view this sale as a natural next step in the evolution of our specialty portfolio. The transaction, which is subject to the satisfaction of regulatory requirements and other customary closing conditions, is anticipated to close no later than the third quarter of 2013.
Reorganization of Segment Information
As a result of the acquisition of Spartech, we created a new segment. Spartech's former Custom Sheet and Rollstock and Packaging Technology businesses will be reported within this new segment referred to as "Designed Structures and Solutions", and the remaining Spartech businesses will be split among PolyOne's existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments.
As a result of the announced sale of our Resin Business, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation. Additionally, our Specialty Coatings business, which was previously included in the Performance Products and Solutions segment, will now be included within the Global Color, Additives and Inks segment. Historical segment information has been retrospectively adjusted to reflect these changes. See Note 12, Segment Information for further information.

Note 2 — BUSINESS COMBINATIONS
Spartech Corporation
On March 13, 2013, pursuant to the terms and conditions of the Spartech Merger Agreement, PolyOne acquired Spartech, a supplier of sustainable plastic sheet, compounding, and packaging solutions, based in Clayton, Missouri, with 2012 sales of $1,149.4 million and net income from continuing operations of $2.7 million.
At the effective time of the merger, each issued and outstanding share of Spartech common stock was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common stock. PolyOne paid $83.9 million in cash and issued approximately 10.0 million shares of its common stock to Spartech's stockholders. PolyOne funded the cash portion of the consideration, and the repayment of certain of

Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 11, Financing Arrangements.
PolyOne's management believes that the acquisition of Spartech will provide substantial synergies through enhanced operational cost efficiencies and will expand PolyOne's specialty portfolio with adjacent technologies. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe that we can better serve our customers and accelerate growth.
Spartech's results have been reflected within our Consolidated Statement of Income and within our newly created segment Designed Structures and Solutions, as well as Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments. Sales of former Spartech businesses included in our first quarter results were $54.7 million.
Based on the closing price of PolyOne's stock on March 13, 2013, the purchase price was comprised of the following:

(In millions, except stock price and share data)
Spartech shares outstanding	31.2
Spartech restricted stock units	0.2
Spartech shares to be converted	31.4
Exchange ratio	0.3167
PolyOne shares issued	10.0
PolyOne closing stock price on March 13, 2013	$25.05
Total value of PolyOne shares issued	$249.4
Cash consideration transferred to Spartech shareholders	83.9
Fair value of Spartech equity awards, net of deferred tax benefits (1)	2.4
Total consideration transferred to Spartech equity holders	335.7
Spartech revolving credit facilities repaid at close (2)	77.2
Spartech senior notes repaid at close (including make-whole provisions and interest payable) (2)	102.3
Total consideration transferred to debt and equity holders	515.2
Cash acquired	(4.1)
Total consideration transferred to debt and equity holders, net of cash acquired	$511.1
(1) In accordance with ASC 718, Compensation — Stock Compensation, the fair value of replacement awards attributable to pre-combination service is recognized as part of purchase consideration. The $2.4 million represents the fair value of Spartech replacement equity awards of $3.9 million net of deferred tax benefits of $1.5 million. The fair value of awards attributable to post-combination service amounted to $2.7 million and will be recognized as stock compensation over their requisite service periods within PolyOne's Consolidated Statements of Income.
(2) In accordance with the provisions of Spartech's senior notes due 2016 and revolving credit facilities, at the time of closing PolyOne repaid $102.3 million related to Spartech's 7.08% senior notes due 2016; including $88.9 million of aggregated principal, $10.3 million make-whole provisions, and $3.1 million of interest payable. Additionally, PolyOne repaid all borrowings under Spartech's revolving credit facilities, which amounted to $77.2 million at the time of closing.

The acquisition of Spartech has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to progress to a stage where there is sufficient information for a definitive measurement, thus it requires the use of judgment in determining the appropriate assumptions and estimates. As of March 31, 2013 the entire purchase price allocation is preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, including contingent liabilities such as environmental, legal and tax matters, additional adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as assets lives, can materially impact the Company's Consolidated Statements of Income.

The following table summarizes PolyOne's preliminary fair value estimates as of March 31, 2013.

(In millions)	Initial Allocation
Accounts receivable, net	$138.5
Inventories, net	121.3
Other current assets	19.7
Property, net	291.4
Other non-current assets	21.2
Intangible assets, net	45.2
Goodwill	136.6
Total assets acquired	773.9
Short-term and current portion of long-term debt	0.5
Accounts payable	104.7
Accrued expenses	41.8
Long-term debt	11.0
Other non-current liabilities	104.8
Total liabilities assumed	262.8
Net assets acquired	$511.1
Goodwill is calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill has been allocated, on a preliminary basis, to the Designed Structures and Solutions, Global Color, Additives and Inks and Global Specialty Engineered Materials segments. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. See Note 4, Goodwill and Intangible Assets for information about goodwill and intangible assets.
The following unaudited pro forma information presents a summary of PolyOne's Combined Statements of Income for the three months ended March 31, 2013 and 2012, which includes Spartech's Combined Statement of Operations for the respective quarters, and as if the acquisition and related financing occurred on January 1, 2012. Spartech's fiscal year ends on the Saturday closest to October 31, and as a result, the first quarter of 2012 includes an additional week in comparison to the first quarter 2013. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses:

	Three Months Ended March 31,
(In millions)	2013	2012
Sales	$1,019.1	$1,026.2
Net income attributable to PolyOne common shareholders	$14.0	$12.8
The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets; and interest expense on acquisition-related debt.
Other Acquisitions and Joint Venture
On December 19, 2012, PolyOne acquired all of the outstanding equity of Glasforms Inc. (Glasforms), a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products, with 2012 annual sales of $51.1 million. The purchase marks PolyOne's entry into advanced composites, an adjacent technology consistent with the Company's strategy of providing specialty solutions that deliver high value to customers. Consideration transferred was $34.3 million, net of cash acquired of $1.2 million. Glasforms results are reflected within our our Global Specialty Engineered Materials segment. On a preliminary basis, the acquisition resulted in goodwill of $12.1 million and $10.7 million of identifiable intangible assets. The purchase price allocation will be finalized during 2013 as we complete our assessment of reserves, obligations, and deferred taxes.
During 2012, funding of our joint venture with E.A. Juffali & Brothers Company occurred and construction of the manufacturing facility began with operations commencing in April 2013. The joint venture enables PolyOne to expand its Global Color and Additives business into the Middle East. The joint venture is 51% owned by PolyOne and is based in Jeddah, Saudi Arabia. The joint venture is reflected within our Condensed Consolidated Financial Statements, including the non-controlling interest.
During the first quarter of 2013, we incurred $4.6 million of acquisition costs, which are included within the Selling and administrative expense line in our Consolidated Statements of Income.
Note 3 — DISCONTINUED OPERATIONS
On March 25, 2013, we entered into an agreement to sell our Resin Business to Mexichem for $250.0 million in cash. We expect after tax proceeds of approximately $150.0 million as a result of this sale. The transaction, which is subject to the satisfaction of regulatory requirements and other customary closing conditions, is anticipated to close no later than the third quarter of 2013. The agreement between PolyOne and Mexichem may be terminated at any time by mutual written agreement of the parties, or if: (a) the waiting periods applicable to the transaction under applicable antitrust laws have not expired or been terminated prior to March 25, 2014; (b) any court or other governmental authority has issued, enacted, entered, promulgated or enforced any law or order restraining, enjoining or otherwise prohibiting the transaction; (c) a party breaches any of its representations, warranties, covenants or other obligations under the agreement to the extent such breach would result in the failure of a condition to closing to be satisfied and such breach cannot be cured prior to the closing date upon reasonable notice; or (d) the transaction has not otherwise closed by June 25, 2014. If the agreement is terminated by either party pursuant to the foregoing items (a) or (b), or by PolyOne pursuant to item (c) in connection with Mexichem's breach of certain of its regulatory cooperation covenants, Mexichem is required to pay PolyOne a cash termination fee of $15.0 million.

PolyOne has classified the Resin Business assets and liabilities as held-for-sale in the accompanying Condensed Consolidated Balance Sheets and has classified the Resin Business operating results, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statement of Income for all periods presented. Previously, the Resin Business was included in the Performance Products and Solutions segment. The Resin Business' sales, income before income taxes and net income were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Sales	$32.4	$35.5
Income before income taxes	6.5	7.6
Income tax expense	(2.4)	(2.7)
Net income	$4.1	$4.9

The following table summarizes the assets and liabilities of the Resin Business:

(In millions)	March 31, 2013	December 31, 2012
Assets:
Accounts receivable, net	$12.9	$8.8
Inventories, net	7.2	8.2
Property, net	20.8	21.7
Other assets	1.1	0.6
Assets held-for-sale	42.0	39.3

Liabilities:
Accounts payable	17.4	15.8
Accrued expenses	1.2	2.2
Liabilities held-for-sale	$18.6	$18.0
As the estimated fair value less cost to sell exceeds the carrying value of the Resin Business, a gain is expected to be recognized in the period the sale is completed, therefore no adjustments have been made to its carrying value.
Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of and for the periods ended March 31, 2013 and December 31, 2012, and changes in the carrying amount of goodwill by operating segments were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2011	$89.2	$297.3	$—	$7.4	$1.6	$395.5
Acquisitions of businesses	10.0	0.6	—	—	—	10.6
Currency translation	(0.6)	—	—	—	—	(0.6)
Balance December 31, 2012	98.6	297.9	—	7.4	1.6	405.5
Acquisitions of businesses	2.4	14.5	121.5	—	—	138.4
Currency translation	0.1	—	—	—	—	0.1
Balance March 31, 2013	$101.1	$312.4	$121.5	$7.4	$1.6	$544.0
Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$191.0	$(27.7)	$0.5	$163.8
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	116.0	(11.7)	0.1	104.4
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9		—	15.9
Total	$430.6	$(50.2)	$0.6	$381.0

	As of December 31, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$173.1	$(25.7)	$0.5	$147.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	89.3	(10.1)	0.1	79.3
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$386.0	$(46.6)	$0.6	$340.0
The preliminary estimated fair values of intangible assets acquired in the Spartech acquisition included in the table below were determined using an income valuation approach. The estimated fair values and useful lives are subject to change upon completion of the valuation. Changes in fair value of the acquired intangible assets may be material. The preliminary estimated fair value of these identifiable intangible assets, useful lives and valuation methodology are as follows:

(In millions)	Fair Value	Useful Life	Valuation Method
Technology	27.3	7 years	Relief-from royalty
Customer Relationships	17.9	20 years	Multi-period excess earnings
	$45.2

Note 5 — EMPLOYEE SEPERATION AND PLANT PHASE-OUT COSTS
In the first quarter of 2013, PolyOne recognized $9.9 million of employee separation and plant phase-out costs. We recognized $8.0 million related to Spartech's executive severance agreements and $1.9 million related primarily to previously announced actions in Europe. Additionally, we recognized $1.2 million of stock compensation related to the acceleration of Spartech executive equity awards, as a result of change in control provisions within the related equity agreements.
As of March 31, 2013, we recognized $8.0 million of the previously announced $60.0 million of expected costs to be incurred to achieve the target run-rate synergies of $65.0 million by the end of the third year following the date of acquisition. These costs are recognized within Selling and administrative expense in our Condensed Consolidated Statements of Income and within Corporate and eliminations in segment disclosures.
Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	March 31, 2013	Adjusted December 31, 2012
At FIFO cost:
Finished products	$203.9	$162.3
Work in process	3.9	2.4
Raw materials and supplies	145.7	79.7
Inventories, net	$353.5	$244.4

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	March 31, 2013	Adjusted December 31, 2012
Land and land improvements	$46.8	$34.7
Buildings	298.6	241.4
Machinery and equipment	1,071.3	844.5
Property, gross	1,416.7	1,120.6
Less accumulated depreciation and amortization	(745.1)	(734.8)
Property, net	$671.6	$385.8
Note 8 — INCOME TAXES
Income tax expense from continuing operations was $4.7 million for the first quarter of 2013 compared to $8.5 million in the first quarter of 2012. Reducing our first quarter 2013 tax expense was the recognition of 2012 U.S. research and development credits totaling $0.9 million that were recognized in 2013, the date these credits were retroactively reinstated into law.
Note 9 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

	Three Months Ended March 31,
(In millions)	2013	2012
Weighted-average shares outstanding – basic	91.7	89.1
Plus dilutive impact of stock options and awards	1.1	1.6
Weighted-average shares – diluted	92.8	90.7
For the three months ended March 31, 2013 and 2012, 0.4 million and 0.8 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

During the first quarter of 2013, 0.5 million stock appreciation rights were granted under the PolyOne Corporation 2010 Equity and Performance Incentive Plan. These awards vest in one-third increments annually over a three-year service period and upon the achievement of certain stock price targets. Because the market conditions have not been met, the awards are excluded from the calculation of earnings per share.
Note 10 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan costs are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Service cost	$0.4	$0.4
Interest cost	5.9	6.7
Expected return on plan assets	(9.3)	(6.9)
Net periodic benefit (gains) costs	$(3.0)	$0.2

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Interest cost	$0.2	$0.3
Amortization of prior service costs	—	(4.4)
Net periodic benefit costs (gains)	$0.2	$(4.1)

Note 11 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	March 31, 2013	December 31, 2012 (1)
7.500% debentures due 2015	$50.0	$50.0
Senior secured term loan due 2017	—	294.5
Revolving credit facility due 2018	25.0	—
7.375% senior notes due 2020	360.0	360.0
5.250% senior notes due 2023	600.0	—
Other debt	20.5	2.4
Total long-term debt	1,055.5	706.9
Less current portion	7.9	3.8
Total long-term debt, net of current portion	$1,047.6	$703.1

(1)	Book values include unamortized discounts, as applicable.
On February 28, 2013, PolyOne issued $600.0 million aggregate principal amount of senior notes, which mature March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing on September 15, 2013. We used a portion of the net proceeds of this offering to pay the cash portion of the Spartech acquisition, and to repay certain Spartech debt, including the $88.9 million aggregate principal amount of its senior notes due 2016 and related interest and make-whole payments totaling $13.4 million and all outstanding amounts under its revolving credit facility. We also used a portion of these net proceeds to make a voluntary $50.0 million contribution to our U.S. qualified defined benefit plan and to repay the outstanding principal amount of $297.0 million under our senior secured term loan.
Debt extinguishment costs of $10.6 million related to the early retirement of our senior secured term loan included $8.2 million of deferred financing cost write-offs and $2.4 million of discount write-offs. These costs are presented within the Premium on early extinguishment of debt line in our Condensed Consolidated Statements of Income. As a result of the issuance of our 2023 senior notes, the bridge financing commitment that provided for borrowings of $250.0 million obtained at the time of the announced acquisition of Spartech expired. We recognized $1.9 million of deferred financing costs within Interest expense, net within the Condensed Statements of Income in the first quarter of 2013, related to this committed financing arrangement.
On March 1, 2013, the $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of March 31, 2013, we were in compliance with all covenants, had $25.0 million in outstanding borrowings and additional availability of $284.9 million under this facility.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of March 31, 2013, borrowings under the credit line were $7.5 million with an interest rate of 1.84%.
Note 12 — SEGMENT INFORMATION
As a result of the acquisition of Spartech, we created a new segment. Spartech's former Custom Sheet and Rollstock and Packaging Technology businesses will be reported within this new segment referred to as "Designed Structures and Solutions", and the remaining Spartech businesses will be split among PolyOne's existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments.
As a result of the announced sale of our Resin Business, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation. Additionally, our Specialty Coatings business, which was previously included in the Performance Products and Solutions segment, will now be included within the Global Color, Additives and Inks segment. Historical segment information has been retrospectively adjusted to reflect these changes.
Segment information for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Specialty Engineered Materials	$148.5	$159.8	$16.2	$132.2	$142.0	$11.8
Global Color, Additives and Inks	204.6	205.3	24.1	201.5	202.4	19.6
Designed Structures and Solutions	41.5	41.5	1.9	—	—	—
Performance Products and Solutions	140.5	159.7	13.0	150.2	168.5	8.5
PolyOne Distribution	266.0	268.0	16.2	261.6	263.0	16.7
Corporate and eliminations	—	(33.2)	(30.9)	—	(30.4)	(19.2)
Total	$801.1	$801.1	$40.5	$745.5	$745.5	$37.4

	Total Assets
(In millions)	March 31, 2013	December 31, 2012
Global Specialty Engineered Materials	$493.9	$396.6
Global Color, Additives and Inks	992.4	901.7
Designed Structures and Solutions	595.2	—
Performance Products and Solutions	217.3	205.4
PolyOne Distribution	221.1	212.9
Corporate and eliminations	383.6	411.4
Total Assets	$2,903.5	$2,128.0

Note 13 — COMMITMENTS AND CONTINGENCIES
Environmental — We or our subsidiaries have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of certain environmental waste disposal sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We believe that our potential continuing liability with respect to these sites will not have a material adverse effect on our consolidated financial position, statements of income or cash flows. In addition, we initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition.
In September 2007, we were informed of rulings by the United States District Court for the Western District of Kentucky on several pending motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., which had been pending since 2003. The Court held that PolyOne must pay the remediation costs at the former Goodrich Corporation (now Westlake Vinyls, Inc.), Calvert City facility, together with certain defense costs of Goodrich Corporation. The rulings also provided that PolyOne can seek indemnification for contamination attributable to Westlake Vinyls.
The environmental obligation at the site arose as a result of an agreement between The B.F. Goodrich Company and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which the Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. These same Court rulings and the settlement agreement provide a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. We will adjust our environmental reserve in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study is currently underway at Calvert City. We expect to complete this study by the end of 2013. As of March 31, 2013, we cannot reasonably estimate an adjustment or determine if an adjustment is required to our current reserves because the remediation alternatives and concurrence of regulatory authorities have not yet advanced to a stage where a reasonable estimate can be made.
On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. Spartech acquired the owner of this facility, Franklin Plastics Corp., in a 1986 stock transaction, and Franklin Plastics Corp. subsequently became Franklin-Burlington. The United States Environmental Protection Agency (USEPA) has requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (RIFS) of the Lower Passaic River. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to or agree to bear any such remediation or natural resource damage costs. The USEPA continues to evaluate the remedial options, and the scope and cost of any remedial activity has not yet been determined.
Given the uncertainties related to the Lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington has not yet been determined, we are not able to assess or estimate our liability, if any, related to this matter. Based on currently known facts, we do not believe that this matter is reasonably likely to have a material adverse effect on our results of operations, financial condition or cash flows.
During the three months ended March 31, 2013 and 2012, PolyOne recognized $2.0 million and $1.6 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the three months ended March 31, 2013, we received $5.2 million of proceeds from insurance recoveries compared to less than $0.1 million during the three months ended March 31, 2012. These expenses and the gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $78.2 million at March 31, 2013 and $75.4 million at December 31, 2012 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2013. However, such additional costs, if any, cannot presently be estimated. Our estimate of the liability may be revised as new regulations or technologies are developed or additional information is obtained.
Litigation Related to the Merger with Spartech - As previously disclosed, five derivative and purported class action lawsuits were filed by alleged Spartech stockholders against various defendants including Spartech, its directors, PolyOne, Merger Sub, and Merger LLC concerning the acquisition of Spartech by PolyOne through its wholly-owned subsidiaries Merger Sub and Merger LLC.  The lawsuits alleged, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the then-proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders.  Three of the lawsuits (including two filed in the Delaware Chancery Court, and one filed in the United States District Court of the Eastern District of Missouri) have been dismissed.  The remaining two lawsuits, filed in the Circuit Court of St. Louis County, Missouri, were consolidated for all purposes as In re Spartech Corporation Shareholder Litigation.

On March 5, 2013, counsel for the parties in the lawsuits entered into a memorandum of understanding, in which they agreed on the terms of a settlement of the In re Spartech Corporation Shareholder Litigation, including dismissal with prejudice and a release of all claims made therein against all defendants.  Defendants agreed to the terms of the proposed settlement in order to avoid the substantial burden, expense, risk, inconvenience, and distraction of continued litigation, including the risk of delaying or adversely affecting the merger.  The proposed settlement remains conditioned upon, among other things, the execution of a stipulation of settlement and final approval of the proposed settlement by the Circuit Court of St. Louis County, Missouri. There can be no assurance that the court will approve the settlement even if the parties enter into such a stipulation, or that the settlement conditions will be met.  PolyOne is fully insured with respect to these lawsuits.
Guarantee—On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (Sunbelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $30.5 million as of March 31, 2013. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Note 14 — FAIR VALUE
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
Financial instruments accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$168.9	$168.9	$—	$—
Foreign currency options	0.6	—	0.6	—

	December 31, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$210.0	$210.0	$—	$—
Foreign currency options	0.6	—	0.6	—
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
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at March 31, 2013 and December 31, 2012 was $1,108.0 million and $741.0 million, respectively, compared to carrying values of $1,055.5 million and $706.9 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of PolyOne’s debt instruments primarily represent Level 1 measurements within the fair value hierarchy.
Note 15 — DERIVATIVE INSTRUMENTS
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
The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2013
(In millions)	Notional	Other current assets
Foreign currency options	$23.6	$0.6
Foreign currency forwards	13.9	—
Total		$0.6

	December 31, 2012
(In millions)	Notional	Other current assets
Foreign currency options	$31.2	$0.6
Foreign currency forwards	$13.8	$—
Total		0.6
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012	Location
Foreign currency options - gains	$0.1	$0.6	Selling and administrative expense
Foreign currency forwards - gains	0.4	0.5	Other income (expense), net

Note 16 — EQUITY
Changes in equity for the three months ended March 31, 2013 and March 31, 2012 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$629.1	$2.3	$631.4
Net income (loss)	15.3	(0.2)	15.1
Other comprehensive income
Translation adjustment	(6.0)	—	(6.0)
Total comprehensive income	9.3	(0.2)	9.1
Cash dividend declared	(5.4)	—	(5.4)
Issuance of common shares in connection to the Spartech acquisition	253.3	—	253.3
Repurchase of common shares	(20.8)	—	(20.8)
Stock incentive plan activity	6.3	—	6.3
Proceeds received from non-controlling interests	—	—	—
Balance March 31, 2013	$871.8	$2.1	$873.9

Balance December 31, 2011	$588.3	$—	$588.3
Net income	20.2	—	20.2
Other comprehensive income
Translation adjustment	7.5	—	7.5
Amortization of prior service credits, net of $1.6 tax	(2.8)	—	(2.8)
Total comprehensive income	24.9	—	24.9
Cash dividend declared	(4.5)	—	(4.5)
Repurchase of common shares	(1.4)	—	(1.4)
Stock incentive plan activity	4.0	—	4.0
Proceeds received from non-controlling interests	—	2.4	2.4
Balance March 31, 2012	$611.3	$2.4	$613.7
On October 23, 2012, PolyOne's Board of Directors further increased the common stock repurchase authorization amount by 13.2 million shares of common stock to 20.0 million. During 2013 we repurchased 0.8 million shares of common stock at an aggregate price of $20.8 million. As of March 31, 2013 there were 19.2 million shares available for repurchase.
Effective January 1, 2013, the Company adopted recently issued accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments to current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations, financial position or cash flows. Further, for the three-month period ended March 31, 2013, there were no reclassifications from accumulated other comprehensive loss to other comprehensive income.

Changes in accumulated other comprehensive loss year-to-date as of March 31, 2013 and 2012 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2013	$(16.5)	$5.2	$0.2	$(11.1)
Translation adjustments	(6.0)	—	—	(6.0)
Balance at March 31, 2013	(22.5)	5.2	0.2	(17.1)

Balance at January 1, 2012	(17.6)	16.1	0.2	(1.3)
Translation adjustment	7.5	—	—	7.5
Prior service credits recognized during the year, net of tax of $1.6 tax	—	(2.8)	—	(2.8)
Balance at March 31, 2012	$(10.1)	$13.3	$0.2	$3.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Sales	$801.1	$745.5
Operating income	40.5	37.4
Net income from continuing operations	11.0	15.3
Net income attributable to PolyOne common shareholders	$15.3	$20.2
On March 25, 2013, PolyOne entered into an agreement to sell its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million in cash. We expect after tax proceeds of approximately $150.0 million as a result of this sale. The Resin Business is the only remaining business involved in the direct manufacturing of base resins. We view this sale as a natural next step in the evolution of our specialty portfolio. The transaction, which is subject to the satisfaction of regulatory requirements and other customary closing conditions, is anticipated to close no later than the third quarter of 2013.
As a result of the announced sale of our Resin Business, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation. Additionally, our Specialty Coatings business, which was previously included in the Performance Products and Solutions segment, will now be included within the Global Color, Additives and Inks segment. Historical segment information has been retrospectively adjusted to reflect these changes.
On March 13, 2013, pursuant to the terms and conditions of the Agreement and Plan of Merger dated October 23, 2012 (Spartech Merger Agreement), PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, compounding, and packaging solutions, based in Clayton, Missouri. Spartech will expand PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth.
At the effective time of the merger, each issued and outstanding share of Spartech common stock was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common stock. PolyOne paid $83.9 million in cash and issued approximately 10.0 million shares of its common stock to Spartech's stockholders. PolyOne funded the cash portion of the consideration, and the repayment of certain of Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 11, Financing Arrangements.
Spartech's results have been reflected within our Consolidated Statement of Income and within our newly created segment Designed Structures and Solutions, as well as Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments, since the date of acquisition.

Results of Operations — Three months ended March 31, 2013 compared to three months ended March 31, 2012

	Three Months Ended March 31,		Variances—Favorable (Unfavorable)
(In millions, except per share data)	2013	Adjusted 2012	Change	% Change
Sales	$801.1	$745.5	$55.6	7.5%
Cost of sales	638.8	613.2	(25.6)	(4.2)%
Gross margin	162.3	132.3	30.0	22.7%
Selling and administrative expense	121.9	95.3	(26.6)	(27.9)%
Income related to previously owned equity affiliates	0.1	0.4	(0.3)	(75.0)%
Operating income	40.5	37.4	3.1	8.3%
Interest expense, net	(15.6)	(12.3)	(3.3)	(26.8)%
Premium on early extinguishment of debt	(10.6)	—	(10.6)	nm*
Other income (expense), net	1.4	(1.3)	2.7	207.7%
Income from continuing operations before income taxes	15.7	23.8	(8.1)	(34.0)%
Income tax expense	(4.7)	(8.5)	3.8	44.7%
Net income from continuing operations	11.0	15.3	(4.3)	(28.1)%
Income from discontinued operations, net of income taxes	4.1	4.9	(0.8)	(16.3)%
Net income	$15.1	$20.2	$(5.1)	(25.2)%
Net loss attributable to noncontrolling interests	0.2	—	0.2	nm*
Net income attributable to PolyOne common shareholders	$15.3	$20.2	$(4.9)	(24.3)%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.12	$0.17
Discontinued operations	0.05	0.06
Total	$0.17	$0.23

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.12	$0.17
Discontinued operations	0.04	0.05
Total	$0.16	$0.22
*Not meaningful.
Sales
Sales increased 7.5% in the first quarter of 2013 compared to the first quarter of 2012 driven by an 8.7% increase due to the acquisitions of Spartech and Glasforms. Increased pricing, primarily associated with higher raw material cost, and improved mix added 3.2% while volume declined by 4.4%.
Cost of sales
As a percent of sales, cost of sales declined from 82.3% in the first quarter of 2012 to 79.7% in the first quarter of 2013. The improvement in cost of sales as a percentage of sales was driven primarily by improved mix in our specialty segments.
Selling and administrative expense
Selling and administrative expense increased primarily due to acquisitions and acquisition-related costs totaling $19.7 million. The remaining increase relates to employee separation and plant phase-out costs, additional commercial resources, inflation and incentive costs.
Interest expense, net
Interest expense, net increased in the first quarter ended March 31, 2013 as compared to March 31, 2012 due to a higher average debt balance during 2013 as a result of $600.0 million aggregate principal of senior notes due 2023 issued on February 28, 2013. Additionally, we recognized $1.9 million of interest expense related to the commitment for bridge financing entered into in connection with the Spartech acquisition.

Debt extinguishment
Premiums on early extinguishment of debt of $10.6 million were recognized during the first quarter of 2013 due to the repayment of the outstanding principal amount of $297.0 million under our senior secured term loan.
Income tax (expense) benefit
Income tax expense from continuing operations was $4.7 million for the first quarter of 2013 compared to $8.5 million in the first quarter of 2012. Reducing our first quarter 2013 tax expense was the recognition of 2012 U.S. research and development credits totaling $0.9 million that were recognized in 2013, the date these credits were retroactively reinstated into law.
SEGMENT INFORMATION
Operating income is the primary financial measure that is reported to the chief operating decision makers for purposes of allocating resources to segments and assessing segment performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phaseout costs; executive separation agreements; share-based compensation costs; asset and goodwill impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; results from discontinued operations and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision makers. These costs are included in Corporate and eliminations.

Sales and Operating Income — Three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,		Variances—Favorable (Unfavorable)
(Dollars in millions)	2013	2012	Change	% Change
Sales:
Global Specialty Engineered Materials	$159.8	$142.0	$17.8	12.5%
Global Color, Additives and Inks	205.3	202.4	2.9	1.4%
Designed Structures and Solutions	41.5	—	41.5	nm*
Performance Products and Solutions	159.7	168.5	(8.8)	(5.2)%
PolyOne Distribution	268.0	263.0	5.0	1.9%
Corporate and eliminations	(33.2)	(30.4)	(2.8)	(9.2)%
Total Sales	$801.1	$745.5	$55.6	7.5%

Operating income:
Global Specialty Engineered Materials	$16.2	$11.8	$4.4	37.3%
Global Color, Additives and Inks	24.1	19.6	4.5	23.0%
Designed Structures and Solutions	1.9	—	1.9	nm*
Performance Products and Solutions	13.0	8.5	4.5	52.9%
PolyOne Distribution	16.2	16.7	(0.5)	(3.0)%
Corporate and eliminations	(30.9)	(19.2)	(11.7)	(60.9)%
Total Operating Income	$40.5	$37.4	$3.1	8.3%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	10.1%	8.3%	1.8	% points
Global Color, Additives and Inks	11.7%	9.7%	2.0	% points
Designed Structures and Solutions	4.6%	—%	—	nm*
Performance Products and Solutions	8.1%	5.0%	3.1	% points
PolyOne Distribution	6.0%	6.3%	(0.3)	% points
Total	5.1%	5.0%	0.1	% points
*Not meaningful.
Global Specialty Engineered Materials
Sales increased $17.8 million, or 12.5%, in the first quarter of 2013 compared to the first quarter of 2012. Sales increased 12.8% due to acquisitions while improved pricing, primarily associated with raw material inflation, and mix improved sales 1.3%. These increases were partially offset by decreased volume of 1.2% and unfavorable currency exchange rates of 0.4%.
Operating income increased $4.4 million in the first quarter of 2013 as compared to the first quarter of 2012, driven by margin expansion resulting from improved mix as well as cost reductions from previously announced restructuring actions, primarily in Europe.

Global Color, Additives and Inks
Sales increased $2.9 million, or 1.4%, in the first quarter of 2013 compared to the first quarter of 2012. Sales increased 1.8% as a result of acquisitions, 8.8% due to improved mix and higher selling prices associated with cost inflation and a 0.3% increase due to favorable exchange rates. These increases were partially offset by volume declines of 9.5%, associated with continued declines in Europe and lower volume primarily in the packaging and building and construction end markets.

Operating income increased $4.5 million in the first quarter of 2013 as compared to the first quarter of 2012 due to improved mix and cost reductions as a result of previously announced restructuring actions, primarily in Europe.

Designed Structures and Solutions
The Designed Structures and Solutions segment represents Spartech's former Custom Sheet and Rollstock and Packaging Technology segments. Since the acquisition date, we recognized $41.5 million in sales and $1.9 million in operating income.

Performance Products and Solutions
Sales decreased $8.8 million, or 5.2%, in the first quarter of 2013 compared to the first quarter of 2012 primarily associated with volume declines of 5.3%, as declines in the transportation and packaging end markets more than offset increases in the building and construction end market. Additionally, unfavorable pricing associated with raw material costs of 0.9% were more than offset by an increase in sales of 1.0% as a result of acquisitions.
Operating income increased $4.5 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to expanding margins as a result of improved mix.
PolyOne Distribution
Sales increased $5.0 million, or 1.9%, in the first quarter of 2013 compared to the first quarter of 2012. Increased pricing, primarily associated with higher raw material costs, and improved mix of 3.0% were partially offset by volume declines of 1.1% primarily associate with one less ship day in 2013 than 2012.
Operating income decreased $0.5 million as a result of volume declines and favorable raw material cost dynamics in the first quarter of 2012 that did not repeat in the first quarter of 2013.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In millions)	2013	2012
Environmental remediation costs	$(2.0)	$(1.6)
Employee separation and plant phase-out costs	(9.9)	(0.5)
Stock compensation	(7.0)	(2.0)
Incentive compensation	(6.9)	(7.3)
Acquisition related costs, including inventory fair value adjustments	(8.7)	(6.3)
Insurance settlement	5.2	—
Gain on sale of equity interest in SunBelt	0.1	0.4
All other and eliminations (1)	(1.7)	(1.9)
Total Corporate and eliminations	$(30.9)	$(19.2)
(1) All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt. By staggering maturities, we avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Over the next 18 to 24 months, we plan to repurchase at least 10.0 million shares of our common stock, which is approximately the number of shares that we issued in conjunction with the Spartech acquisition. Such repurchases or exchanges, if any, and the timing thereof, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table summarizes our liquidity as of March 31, 2013 and December 31, 2012:

(In millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$168.9	$210.0
Revolving credit availability	284.9	171.2
Liquidity	$453.8	$381.2
As of March 31, 2013, approximately 84.9% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities and proceeds from divested business, along with available borrowing capacity under our revolving credit facilities, should allow us to maintain adequate levels of available liquidity to fund our operations and meet debt service and minimum pension funding requirements for both the short term and long term.
On March 25, 2013, we announced the sale of our Resin Business to Mexichem for $250.0 million in cash. We expect after tax proceeds of approximately $150.0 million as a result of this sale. Additionally, we expect the deal to close no later than the third quarter of 2013 and that the reduction in future cash flows as a result of this sale will not materially impact our future liquidity.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012.
Operating Activities—In the three months ended March 31, 2013, net cash used by operating activities was $91.5 million as compared to net cash used by operating activities of $20.1 million in the three months ended March 31, 2012. The increase in net cash used by operating activities of $71.4 million from the first quarter of 2012 is primarily driven by the $50.0 million voluntary pension payment made in the first quarter of 2013 and higher incentive payments and tax payments in 2013 compared to 2012.
Excluding Spartech, working capital as a percentage of sales, which we define as average accounts receivable, plus inventory, less accounts payable, divided by sales, for the first quarter of 2013 decreased slightly to 9.6% compared to 9.2% for the first quarter of 2012. Days sales outstanding for the first quarter of 2013 was 43.5 compared to 43.1 for the first quarter of 2012. We excluded Spartech from our working capital and days sales outstanding calculations as the purchased working capital, including accounts receivable, were brought into our financial statements without the associated sales, at the time of acquisition.
Investing Activities — Cash used by investing activities during the three months ended March 31, 2013 was $248.7 million, primarily reflecting the acquisition of Spartech of $259.3 million, net of cash acquired and capital expenditures of $12.9 million. These cash outflows were partially offset by cash proceeds received of $24.1 million primarily related to year two of the potential three year earn-out from the sale of our 50% equity investment in SunBelt Chlor Alkali Partnership (Sunbelt).
Cash provided by investing activities during the first three months of 2012 was $11.0 million, primarily reflecting cash proceeds of $18.5 million from year one of the potential three year earn-out from the sale of our 50% equity investment in SunBelt, partially offset by capital expenditures of $7.9 million.
Financing Activities — Net cash provided by financing activities for the three months ended March 31, 2013 was $299.3 million, which includes repayment of our senior secured term loan of $297.0 million, debt financing costs of $13.0 million, repayments under the credit facility of $10.0 million, repurchases of $20.8 million of our outstanding common stock and cash dividends paid of $4.5 million. These cash outflows were more than offset by proceeds received from the issuance of our senior notes due 2023 of $600.0 million, proceeds from borrowings under our credit facilities of $41.7 million and income tax benefits of $2.9 million related to the exercise of equity awards.

Net cash provided by financing activities in the first three months of 2012 was $2.3 million, which included a quarterly principal repayment of $0.8 million on our term loan, repurchases of $1.4 million of our outstanding common shares, and cash dividends paid of $3.6 million; offset by cash proceeds and income tax benefits of $5.7 million related to the exercise of equity awards and $2.4 million received from non-controlling interests related to the funding of our joint venture in Saudi Arabia.

Debt
As of March 31, 2013, debt totaled $1,055.5 million. Aggregate maturities of debt for the current, next five years and thereafter are as follows:

(In millions)
2013	$7.9
2014	0.4
2015	58.4
2016	0.5
2017	0.5
2018	25.0
Thereafter	962.8
Aggregate maturities	$1,055.5
On March 1, 2013, the $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of March 31, 2013, we were in compliance with all covenants, had $25.0 million in outstanding borrowings and additional availability of $284.9 million under this facility.
On February 28, 2013, we issued $600.0 million aggregate principal amount of senior notes, which mature March 15, 2023. The senior notes will bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing on September 15, 2013. We used a portion of the proceeds to repay the outstanding principal amount of $297.0 million under our senior secured term loan. Debt extinguishment costs of $10.6 million related to the early retirement of this debt including write-offs of $8.2 million of deferred financing costs and $2.4 million of discounts are shown within the Premium on early extinguishment of debt line in our Condensed Consolidated Statements of Income.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of March 31, 2013, borrowings under the credit line were $7.5 million with an interest rate of 1.84%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (Sunbelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $30.5 million as of March 31, 2013. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.

Contractual Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of March 31, 2013:

	Payment Due by Period
(In millions)	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Total debt (1)	$1,055.5	$7.9	58.8	$1.0	$987.8
Operating leases	79.5	19.2	29.3	15.6	15.4
Interest on long-term debt obligations (2)	527.7	35.1	123.6	116.1	252.9
Pension and post-retirement obligations (3)	85.9	24.4	13.7	17.5	30.3
Purchase obligations (4)	76.1	61.1	12.3	2.7	—
Total	$1,824.7	$147.7	$237.7	$152.9	$1,286.4

(1) Total debt includes both the current and long-term portions of debt, as reported in Note 11, Financing Arrangements.
(2) Represents estimated contractual interest payments for all debt.
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
The table excludes the liability for unrecognized income tax benefits, since we cannot predict with reasonable certainty the timing of cash settlements, if any, with the respective taxing authorities. At March 31, 2013, the liability for unrecognized income tax benefits, including interest and penalties, totaled $17.9 million.

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

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing markets;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation;

•	the amount and timing of repurchases, if any, of PolyOne common stock;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•
risks related to the proposed divestiture of our Resin Business, such as the time required to consummate the proposed divestiture, the satisfaction or waiver of conditions in the sale agreement, any material adverse changes in the business supporting the resin assets being sold and our ability to obtain required regulatory or other third-party approvals and consents and otherwise consummate the proposed divestiture;

•
the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including without limitation, ColorMatrix and Spartech;

•	the ability to achieve the expected results of any acquisitions, including the acquisitions being accretive, including, without limitation, the acquisitions of ColorMatrix and Spartech; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, under the supervision of and with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. We acquired a controlling interest in Spartech on March 13, 2013. As of March 31, 2013, Spartech constituted 26.8% of our total assets. As the Spartech acquisition occurred during the quarter ended March 31, 2013, the scope of our assessment of the effectiveness of PolyOne’s disclosure controls and procedures does not include Spartech. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon this evaluation, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, its disclosure controls and procedures were effective.
Changes in internal control over financial reporting
Other than the impact of the Spartech acquisition, there were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Management is currently evaluating the impact of Spartech on PolyOne's internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
In December 2007, the USEPA met with the Company to discuss possible violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at its polyvinyl chloride resin manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. Discussions between representatives for the Company and the USEPA occurred in 2008, during which the Company provided additional information as well as its position regarding the compliance status of the facilities and discussed certain modifications to testing procedures and record keeping. In January 2009, we received a letter from the USEPA proposing a resolution of any violations identified that would include our payment of penalties in the amount of $1.3 million. We continue to discuss with the USEPA resolution of these proposed violations on a mutually agreed basis.
Information regarding other legal proceedings can be found in Note 13, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	20,000,000
February 1 to February 28	—	—	—	20,000,000
March 1 to March 31	843,567	24.71	843,567	19,156,433
Total	843,567	$24.71	843,567

(1) In August 2008, PolyOne's Board of Directors approved a common stock repurchase program authorizing PolyOne to purchase up to 10.0 million shares of its common stock. Between August 2008 and October 2011, PolyOne repurchased 5.3 million shares of common stock available for repurchase, at an average price paid per share of $11.71. On October 11, 2011, PolyOne's Board of Directors increased the common stock repurchase authorization by an additional 5.25 million shares of common stock. From October 2011 through October 2012, PolyOne repurchased 3.2 million shares of common stock available for repurchase, at an average price per share of $11.54. On October 23, 2012, PolyOne's Board of Directors further increased the common stock repurchase authorization amount by an additional 13.2 million shares of common stock to 20.0 million. From October 23, 2012 to March 31, 2013 PolyOne repurchased 0.8 million shares of common stock available for repurchase at an average price per share of $24.71. Purchases of common stock may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 3. Exhibits
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2013	POLYONE CORPORATION

/s/ Richard J. Diemer, Jr.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1
Asset Purchase Agreement, by and between PolyOne and Mexichem, dated as of March 25, 2013 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 27, 2013, SEC File No. 1-16091).

4.1
Indenture, dated February 28, 2012, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 5, 2013, SEC File No. 1-16091).

10.1
Registration Rights Agreement, dated February 28, 2013, between PolyOne Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2013, SEC File No. 1-16091).

10.2
Amended and Restated Credit Agreement, dated March 1, 2013, among the Company, PolyOne Canada and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, PNC Bank National Association and KeyBank National Association, as documentation agents, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 5, 2013, SEC File No. 1-16091).

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