Form 10-Q
period 2013-06-30
POLYONE CORP
filed 2013-07-31
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of July 12, 2013 was 96,952,983.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	Adjusted 2012	2013	Adjusted 2012
Sales	$1,037.6	$756.6	$1,838.7	$1,502.1
Cost of sales	833.9	612.6	1,472.7	1,225.8
Gross margin	203.7	144.0	366.0	276.3
Selling and administrative expense	123.0	100.7	244.9	196.0
Income related to previously owned equity affiliates	—	—	0.1	0.4
Operating income	80.7	43.3	121.2	80.7
Interest expense, net	(16.6)	(12.4)	(32.2)	(24.7)
Premium on early extinguishment of debt	—	—	(10.6)	—
Other (expense) income, net	(1.2)	(0.9)	0.2	(2.2)
Income from continuing operations before income taxes	62.9	30.0	78.6	53.8
Income tax expense	(24.6)	(11.6)	(29.3)	(20.1)
Net income from continuing operations	38.3	18.4	49.3	33.7
Income from discontinued operations, net of income taxes	142.3	6.2	146.4	11.1
Net income	$180.6	$24.6	$195.7	$44.8
Net loss attributable to noncontrolling interests	0.3	—	0.5	—
Net income attributable to PolyOne common shareholders	$180.9	$24.6	$196.2	$44.8

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.39	$0.21	$0.52	$0.38
Discontinued operations	1.46	0.07	1.55	0.12
Total	$1.85	$0.28	$2.07	$0.50
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.39	$0.20	$0.52	$0.37
Discontinued operations	1.44	0.07	1.53	0.12
Total	$1.83	$0.27	$2.05	$0.49

Weighted-average shares used to compute earnings per share:
Basic	97.7	89.1	94.7	89.1
Diluted	99.1	90.7	95.8	90.7

Cash dividends declared per share of common stock	$0.06	$0.05	$0.12	$0.10
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$180.6	$24.6	$195.7	$44.8
Other comprehensive income
Translation adjustment	(4.7)	(12.9)	(10.7)	(5.4)
Amortization of prior service credits, net of tax	—	(2.7)	—	(5.5)
Total comprehensive income	175.9	9.0	185.0	33.9
Comprehensive loss attributable to noncontrolling interests	0.3	—	0.5	—
Comprehensive income attributable to PolyOne common shareholders	$176.2	$9.0	$185.5	$33.9
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2013	Adjusted December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$392.4	$210.0
Accounts receivable, net	521.5	313.9
Inventories, net	367.9	244.4
Assets held-for-sale	—	39.3
Other current assets	73.6	81.1
Total current assets	1,355.4	888.7
Property, net	654.7	385.8
Goodwill	549.5	405.5
Intangible assets, net	376.1	340.0
Other non-current assets	137.7	108.0
Total assets	$3,073.4	$2,128.0
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$8.7	$3.8
Accounts payable	415.4	296.1
Liabilities held-for-sale	—	18.0
Accrued expenses	257.5	141.9
Total current liabilities	681.6	459.8
Non-current liabilities:
Long-term debt	1,022.5	703.1
Post-retirement benefits other than pensions	15.9	16.9
Pension benefits	118.2	182.8
Deferred income taxes	137.3	31.8
Other non-current liabilities	102.2	102.2
Total non-current liabilities	1,396.1	1,036.8
Commitments and contingencies (Note 13)
Shareholders’ equity
PolyOne shareholders’ equity	993.9	629.1
Noncontrolling interests	1.8	2.3
Total equity	995.7	631.4
Total liabilities and shareholders’ equity	$3,073.4	$2,128.0
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	Adjusted 2012

Operating Activities
Net income	$195.7	$44.8
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	45.8	35.6
Debt extinguishment costs	10.6	—
Provision for doubtful accounts	—	0.7
Stock based compensation expense	10.1	5.0
Gain on sale of business	(223.6)	—
Change in assets and liabilities, net of the effect of acquisitions and disposal:
Increase in accounts receivable	(70.6)	(85.1)
Increase in inventories	(3.9)	(16.5)
Increase in accounts payable	15.5	59.5
Decrease in pensions and other post-retirement benefits	(65.7)	(18.3)
Increase in accrued expenses and other	60.9	6.6
Net cash (used) provided by operating activities	(25.2)	32.3
Investing Activities
Capital expenditures	(26.7)	(16.7)
Business acquisitions, net of cash acquired	(259.4)	—
Proceeds from sale of businesses and other assets	274.1	18.9
Net cash (used) provided by investing activities	(12.0)	2.2
Financing Activities
Repayment of long-term debt	(297.0)	(1.5)
Proceeds from long-term debt	600.0	—
Debt financing costs	(13.0)	—
Borrowings under credit facilities	125.0	—
Repayments under credit facilities	(117.5)	—
Purchase of common shares for treasury	(71.2)	(15.9)
Exercise of stock awards	3.3	6.4
Cash dividends paid	(9.9)	(8.0)
Proceeds from noncontrolling interests	—	2.4
Net cash provided (used) by financing activities	219.7	(16.6)
Effect of exchange rate changes on cash	(0.1)	(0.5)
Increase in cash and cash equivalents	182.4	17.4
Cash and cash equivalents at beginning of period	210.0	191.9
Cash and cash equivalents at end of period	$392.4	$209.3
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
Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2013.
On March 13, 2013, pursuant to the terms and conditions of the Agreement and Plan of Merger dated October 23, 2012 (Spartech Merger Agreement), PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri. Spartech expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth.
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration, subject to a working capital adjustment that is expected to be finalized in the third quarter of 2013. This sale resulted in the recognition of a pre-tax gain of $223.6 million ($138.2 million net of tax) in the second quarter of 2013, which is reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
Reorganization of Segment Information
As a result of the acquisition of Spartech, we created a new segment. Spartech's former Custom Sheet and Rollstock and Packaging Technology businesses are reported within this new segment referred to as "Designed Structures and Solutions", and the remaining Spartech businesses are being split among PolyOne's existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments.
As a result of the sale of our Resin Business, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation. Additionally, our Specialty Coatings business, which was previously included in the Performance Products and Solutions segment, is now included within the Global Color, Additives and Inks segment. Historical segment information has been retrospectively adjusted to reflect these changes. See Note 12, Segment Information for further information.

Note 2 — BUSINESS COMBINATIONS
Spartech Corporation
On March 13, 2013, pursuant to the terms and conditions of the Spartech Merger Agreement, PolyOne acquired Spartech, a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri, with 2012 sales of $1,149.4 million and net income from continuing operations of $2.7 million.
At the effective time of the merger, each issued and outstanding share of Spartech common stock was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common stock. PolyOne paid $83.4 million in cash and issued approximately 10.0 million shares of its common stock to Spartech's stockholders. PolyOne funded the cash portion of the consideration, and the repayment of certain portions of Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 11, Financing Arrangements.

PolyOne's management believes that the acquisition of Spartech will provide substantial synergies through enhanced operational cost efficiencies and will expand PolyOne's specialty portfolio. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe that we can better serve our customers and accelerate growth.
Spartech's results have been reflected within our Condensed Consolidated Statements of Income and within our newly created segment Designed Structures and Solutions, as well as our existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments since the date of acquisition. Sales of former Spartech businesses included in our three and six months ended June 30, 2013 results were $277.5 million and $332.2 million, respectively.
Based on the closing price of PolyOne's common stock on March 13, 2013, the purchase price was comprised of the following:

(In millions, except stock price and share data)
Spartech shares outstanding	31.2
Spartech restricted stock units	0.2
Spartech shares converted	31.4
Exchange ratio	0.3167
PolyOne shares issued	10.0
PolyOne closing stock price on March 13, 2013	$25.05
Total value of PolyOne shares issued	$249.9
Cash consideration transferred to Spartech shareholders	83.4
Fair value of Spartech equity awards, net of deferred tax benefits (1)	2.4
Total consideration transferred to Spartech equity holders	335.7
Spartech revolving credit facilities repaid at close (2)	77.2
Spartech senior notes repaid at close (2)	102.3
Total consideration transferred to debt and equity holders	515.2
Cash acquired	(4.1)
Total consideration transferred to debt and equity holders, net of cash acquired	$511.1
(1) In accordance with ASC 718, Compensation — Stock Compensation, the fair value of replacement awards attributable to pre-combination service is recognized as part of purchase consideration. The $2.4 million represents the fair value of Spartech replacement equity awards of $3.9 million net of deferred tax benefits of $1.5 million. The fair value of awards attributable to post-combination service amounted to $2.7 million and is being recognized as stock compensation over their requisite service periods within PolyOne's Condensed Consolidated Statements of Income.
(2) In accordance with the provisions of Spartech's senior notes due 2016 and revolving credit facilities, at the time of closing, PolyOne repaid all borrowings under Spartech's revolving credit facilities, which amounted to $77.2 million. Additionally, PolyOne repaid $102.3 million related to Spartech's 7.08% senior notes due 2016, including $88.9 million of aggregated principal, $10.3 million make-whole provisions, and $3.1 million of interest payable.

The acquisition of Spartech has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of June 30, 2013, the purchase price allocation remains preliminary as we complete our assessment of property, certain reserves including, environmental, legal and tax matters, obligations and deferred taxes, as well as complete our review of Spartech's existing accounting policies.

The following table summarizes PolyOne's preliminary fair value estimates as of June 30, 2013.

(In millions)	Preliminary Allocation
Accounts receivable, net	$139.6
Inventories, net	120.9
Other current assets	18.3
Property, net	285.8
Other non-current assets	20.2
Intangible assets, net	45.3
Goodwill	142.7
Total assets acquired	772.8
Short-term and current portion of long-term debt	0.5
Accounts payable	105.2
Accrued expenses	42.2
Long-term debt	11.0
Other non-current liabilities	102.8
Total liabilities assumed	261.7
Net assets acquired	$511.1
Goodwill is calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill has been allocated, on a preliminary basis, to the Designed Structures and Solutions, Global Color, Additives and Inks, Global Specialty Engineered Materials and Performance Products and Solutions segments. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. See Note 4, Goodwill and Intangible Assets for information about goodwill and intangible assets.
The following unaudited pro forma information presents a summary of PolyOne's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, which includes Spartech's Combined Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2012. Spartech's fiscal year ends on the Saturday closest to October 31, and as a result, the first half of 2012 includes an additional week in comparison to the first half of 2013. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Actual 2013	Pro Forma 2012	Pro Forma 2013	Pro Forma 2012
Sales	$1,037.6	$1,053.9	$2,056.7	$2,080.1
Net income from continuing operations	$38.3	$21.4	$50.8	$34.2
The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets, and interest expense on acquisition-related debt.
Other Acquisitions
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

Consideration transferred was $34.3 million, net of cash acquired of $1.2 million. Glasforms results are reflected within our our Global Specialty Engineered Materials segment. On a preliminary basis, the acquisition resulted in goodwill of $12.1 million and $10.7 million of identifiable intangible assets. The purchase price allocation will be finalized during 2013 as we complete our assessment of certain reserves, obligations and deferred taxes.
During the first half of 2013, we incurred $6.0 million of acquisition related costs, which are included within the Selling and administrative expense line in our Condensed Consolidated Statements of Income.
Note 3 — DISCONTINUED OPERATIONS
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration, subject to a working capital adjustment that is expected to be finalized in the third quarter of 2013. This sale resulted in the recognition of a pre-tax gain of $223.6 million ($138.2 million net of tax) in the second quarter of 2013, which is reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.

PolyOne has classified the Resin Business assets and liabilities as held-for-sale for periods prior to disposition in the accompanying Condensed Consolidated Balance Sheets and has classified the Resin Business operating results and the gain on sale, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statement of Income for all periods presented. Previously, the Resin Business was included in the Performance Products and Solutions segment. The Resin Business' sales, income before income taxes and net income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013 *	2012	2013 *	2012
Sales	$22.9	$35.5	$55.3	$70.9

Gain on sale	$223.6	$—	$223.6	$—
Income from operations	5.7	9.6	12.2	17.2
Income before taxes	229.3	9.6	235.8	17.2
Income tax expense	(87.0)	(3.4)	(89.4)	(6.1)
Net income	$142.3	$6.2	$146.4	$11.1
* Includes the Resin Business' operating results through May 29, 2013.

The following table summarizes the assets and liabilities of the Resin Business as of December 31, 2012:

(In millions)	December 31, 2012
Assets:
Accounts receivable, net	$8.8
Inventories, net	8.2
Property, net	21.7
Other assets	0.6
Assets held-for-sale	$39.3

Liabilities:
Accounts payable	$15.8
Accrued expenses	2.2
Liabilities held-for-sale	$18.0

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of and for the periods ended June 30, 2013 and December 31, 2012, and changes in the carrying amount of goodwill by operating segments were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2011	$89.2	$297.3	$—	$7.4	$1.6	$395.5
Acquisitions of businesses	10.0	0.6	—	—	—	10.6
Currency translation	(0.6)	—	—	—	—	(0.6)
Balance December 31, 2012	98.6	297.9	—	7.4	1.6	405.5
Acquisitions of businesses	3.5	12.3	126.9	1.5	—	144.2
Currency translation	(0.2)	—	—	—	—	(0.2)
Balance June 30, 2013	$101.9	$310.2	$126.9	$8.9	$1.6	$549.5
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$191.1	$(29.9)	$0.3	$161.5
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	116.0	(14.3)	0.1	101.8
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$430.7	$(55.0)	$0.4	$376.1

	As of December 31, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$173.1	$(25.7)	$0.5	$147.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	89.3	(10.1)	0.1	79.3
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$386.0	$(46.6)	$0.6	$340.0
The estimated fair values of intangible assets acquired in the Spartech acquisition included in the table below were determined using an income valuation approach. The estimated fair value of these identifiable intangible assets, useful lives and valuation methodology are as follows:

(In millions)	Fair Value	Useful Life	Valuation Method
Technology	$27.3	7 years	Relief-from royalty
Customer Relationships	18.0	20 years	Multi-period excess earnings
	$45.3

Note 5 — EMPLOYEE SEPARATION AND PLANT PHASE-OUT COSTS
In the second quarter of 2013, PolyOne recognized $2.9 million of employee separation and plant phase-out costs related primarily to Spartech severance and Spartech ongoing plant exit costs related to locations that were closed prior to PolyOne's acquisition of Spartech. During the first half of 2013, PolyOne recognized $12.8 million of employee separation and plant phase-out costs related primarily to Spartech severance and Spartech ongoing plant exit costs related to locations that were closed prior to PolyOne's acquisition of Spartech. These costs are recognized within Selling and administrative expense in our Condensed Consolidated Statements of Income and within Corporate and eliminations in segment disclosures.
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
Information regarding the North American manufacturing restructuring can be found in Note 17, Subsequent Events.
Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	June 30, 2013	Adjusted December 31, 2012
At FIFO cost:
Finished products	$219.7	$165.0
Work in process	4.0	2.4
Raw materials and supplies	144.2	77.0
Inventories, net	$367.9	$244.4

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	June 30, 2013	Adjusted December 31, 2012
Land and land improvements	$50.3	$34.7
Buildings	317.6	241.4
Machinery and equipment	1,050.4	844.5
Property, gross	1,418.3	1,120.6
Less accumulated depreciation and amortization	(763.6)	(734.8)
Property, net	$654.7	$385.8
Note 8 — INCOME TAXES
Income tax expense from continuing operations was $24.6 million for the second quarter of 2013 compared to $11.6 million in the second quarter of 2012. Income tax expense from continuing operations was $29.3 million for the first half of 2013 compared to $20.1 million in the first half of 2012. These income tax increases were driven by increased earnings in 2013.
Note 9 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Weighted-average shares outstanding – basic	97.7	89.1	94.7	89.1
Plus dilutive impact of stock options and awards	1.4	1.6	1.1	1.6
Weighted-average shares – diluted	99.1	90.7	95.8	90.7

For the three months ended June 30, 2013 and 2012, 0.3 million and 0.5 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For the six months ended June 30, 2013 and 2012, 0.4 million and 0.9 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
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
Note 10 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan (gains) costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	5.9	6.7	11.8	13.4
Expected return on plan assets	(9.3)	(6.9)	(18.6)	(13.8)
Net periodic benefit (gains) costs	$(3.0)	$0.2	$(6.0)	$0.4

Components of post-retirement health care plan benefit (gains) costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Interest cost	$0.2	$0.2	$0.4	$0.5
Amortization of prior service costs	—	(4.3)	—	(8.7)
Net periodic benefit costs (gains)	$0.2	$(4.1)	$0.4	$(8.2)

Note 11 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	June 30, 2013	December 31, 2012 (1)
7.500% debentures due 2015	$50.0	$50.0
Senior secured term loan due 2017	—	294.5
7.375% senior notes due 2020	360.0	360.0
5.250% senior notes due 2023	600.0	—
Other debt	21.2	2.4
Total long-term debt	1,031.2	706.9
Less current portion	8.7	3.8
Total long-term debt, net of current portion	$1,022.5	$703.1

(1)	Book values include unamortized discounts, as applicable.
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

Debt extinguishment costs of $10.6 million related to the early retirement of our senior secured term loan included $8.2 million of deferred financing cost write-offs and $2.4 million of discount write-offs. These costs are presented within the Premium on early extinguishment of debt line in our Condensed Consolidated Statements of Income. As a result of the issuance of our 2023 senior notes, the bridge financing commitment that provided for borrowings of $250.0 million obtained at the time of the announced acquisition of Spartech expired. We recognized $1.9 million of deferred financing costs within Interest expense, net within the Condensed Consolidated Statements of Income in the first quarter of 2013, related to this committed financing arrangement.
On March 1, 2013, the $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of June 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and had additional availability of $309.9 million under this facility.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of June 30, 2013, borrowings under the credit line were $8.3 million with an interest rate of 1.85%.
Note 12 — SEGMENT INFORMATION
As a result of the acquisition of Spartech, we created a new segment. Spartech's former Custom Sheet and Rollstock and Packaging Technology businesses are reported within this new segment referred to as "Designed Structures and Solutions", and the remaining Spartech businesses are being split among PolyOne's existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments.
As a result of the announced sale of our Resin Business, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation. Additionally, our Specialty Coatings business, which was previously included in the Performance Products and Solutions segment, is now included within the Global Color, Additives and Inks segment. Historical segment information has been retrospectively adjusted to reflect these changes.
Segment information for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30, 2013			Adjusted Three Months Ended June 30, 2012
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Specialty Engineered Materials	$181.2	$192.2	$16.1	$125.9	$138.9	$12.8
Global Color, Additives and Inks	227.9	229.4	30.5	211.1	211.5	24.4
Designed Structures and Solutions	198.1	198.9	9.0	—	—	—
Performance Products and Solutions	157.4	177.0	14.5	150.3	167.5	10.8
PolyOne Distribution	273.0	275.1	16.9	269.3	270.6	16.7
Corporate and eliminations	—	(35.0)	(6.3)	—	(31.9)	(21.4)
Total	$1,037.6	$1,037.6	$80.7	$756.6	$756.6	$43.3

	Six Months Ended June 30, 2013			Adjusted Six Months Ended June 30, 2012
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Specialty Engineered Materials	$329.7	$352.0	$32.5	$258.1	$280.9	$24.6
Global Color, Additives and Inks	432.5	434.7	54.7	412.9	413.9	44.0
Designed Structures and Solutions	239.7	240.4	10.5	—	—	—
Performance Products and Solutions	297.6	336.7	27.5	300.3	336.0	19.3
PolyOne Distribution	539.2	543.1	33.1	530.8	533.6	33.4
Corporate and eliminations	—	(68.2)	(37.1)	—	(62.3)	(40.6)
Total	$1,838.7	$1,838.7	$121.2	$1,502.1	$1,502.1	$80.7

	Total Assets
(In millions)	June 30, 2013	Adjusted December 31, 2012
Global Specialty Engineered Materials	$479.2	$396.6
Global Color, Additives and Inks	970.0	901.7
Designed Structures and Solutions	573.0	—
Performance Products and Solutions	245.8	205.4
PolyOne Distribution	238.4	212.9
Corporate and eliminations	567.0	411.4
Total assets	$3,073.4	$2,128.0

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
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company nka (Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which the Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. These same Court rulings and the settlement agreement provide a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. We will adjust our environmental reserve in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study is currently underway at Calvert City. We expect to complete this study by the end of 2013. As of June 30, 2013, we cannot reasonably estimate an adjustment or determine if an adjustment is required to our current reserves because the remediation alternatives and concurrence of regulatory authorities have not yet advanced to a stage where a reasonable estimate can be made.

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
Given the uncertainties related to the Lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington has not yet been determined, we are not able to assess or estimate our liability, if any, related to this matter. Additionally, as discussed in Note 2, Business Combinations, we are currently evaluating the fair values of acquired assets and liabilities, including environmental reserves associated with Spartech's acquisition.
During the six months ended June 30, 2013 and 2012, PolyOne recognized $3.3 million and $4.5 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the six months ended June 30, 2013, we received $20.1 million of proceeds from insurance recoveries compared to less than $0.1 million during the six months ended June 30, 2012. These expenses and the gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $74.1 million at June 30, 2013 and $75.4 million at December 31, 2012 for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2013. However, such additional costs, if any, cannot presently be estimated.
Litigation Related to the Merger with Spartech — As previously disclosed, five derivative and purported class action lawsuits were filed by alleged Spartech stockholders against various defendants including Spartech, its directors, PolyOne, Merger Sub, and Merger LLC concerning the acquisition of Spartech by PolyOne through its wholly-owned subsidiaries Merger Sub and Merger LLC. The lawsuits alleged, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the then-proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders. Three of the lawsuits (including two filed in the Delaware Chancery Court, and one filed in the United States District Court of the Eastern District of Missouri) have been dismissed. The remaining two lawsuits, filed in the Circuit Court of St. Louis County, Missouri, were consolidated for all purposes as In re Spartech Corporation Shareholder Litigation.

On March 5, 2013, counsel for the parties in the lawsuits entered into a memorandum of understanding, in which they agreed on the terms of a settlement of the In re Spartech Corporation Shareholder Litigation, including dismissal with prejudice and a release of all claims made therein against all defendants.  Defendants agreed to the terms of the proposed settlement in order to avoid the substantial burden, expense, risk, inconvenience, and distraction of continued litigation, including the risk of delaying or adversely affecting the merger. The proposed settlement remains conditioned upon, among other things, the execution of a stipulation of settlement and final approval of the proposed settlement by the Circuit Court of St. Louis County, Missouri. There can be no assurance that the court will approve the settlement even if the parties enter into such a stipulation, or that the settlement conditions will be met.  PolyOne is insured with respect to these lawsuits.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $30.5 million as of June 30, 2013. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
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
Financial instruments accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$392.4	$392.4	$—	$—
Foreign currency forwards	0.1	—	0.1
Foreign currency options	0.2	—	0.2	—

	December 31, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$210.0	$210.0	$—	$—
Foreign currency options	0.6	—	0.6	—
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
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at June 30, 2013 and December 31, 2012 was $1,051.9 million and $741.0 million, respectively, compared to carrying values of $1,031.2 million and $706.9 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of PolyOne’s debt instruments primarily represent Level 1 measurements within the fair value hierarchy.
Note 15 — DERIVATIVE INSTRUMENTS
When translating results from foreign operations into U.S. dollars, we are subject to foreign exchange related risks in our operating results. We are also exposed to foreign exchange risk arising from intercompany lending transactions denominated in various foreign currencies that are subject to foreign exchange rate movement over the term of the loans. To mitigate these risks, we enter into foreign exchange option and forward contracts. The counterparties to these instruments are financial institutions with strong credit ratings. PolyOne maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments are not designated as a hedge, and therefore, any gain or loss is immediately recognized in income.

The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2013
(In millions)	Notional	Other current assets
Foreign currency options	$14.1	$0.2
Foreign currency forwards	13.5	0.1
Total		$0.3

	December 31, 2012
(In millions)	Notional	Other current assets
Foreign currency options	$31.2	$0.6
Foreign currency forwards	13.8	—
Total		$0.6
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,
(In millions)	2013	2012	Location
Foreign currency options - gains / (losses)	$(0.3)	$0.7	Selling and administrative expense
Foreign currency forwards - gains / (losses)	(0.2)	0.7	Other (expense) income, net

	Six Months Ended June 30,
(In millions)	2013	2012	Location
Foreign currency options - gains / (losses)	$(0.2)	$0.1	Selling and administrative expense
Foreign currency forwards - gains	0.2	0.2	Other (expense) income, net

Note 16 — EQUITY
Changes in equity for the six months ended June 30, 2013 and June 30, 2012 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$629.1	$2.3	$631.4
Net income (loss)	196.2	(0.5)	195.7
Other comprehensive income
Translation adjustment	(10.7)	—	(10.7)
Total comprehensive income	185.5	(0.5)	185.0
Cash dividend declared	(11.2)	—	(11.2)
Issuance of common shares in connection to the Spartech acquisition	253.8	—	253.8
Repurchase of common shares	(71.2)	—	(71.2)
Stock incentive plan activity	7.9	—	7.9
Balance June 30, 2013	$993.9	$1.8	$995.7

Balance December 31, 2011	$588.3	$—	$588.3
Net income	44.8	—	44.8
Other comprehensive income
Translation adjustment	(5.4)	—	(5.4)
Amortization of prior service credits, net of $3.2 tax	(5.5)	—	(5.5)
Total comprehensive income	33.9	—	33.9
Cash dividend declared	(8.9)	—	(8.9)
Repurchase of common shares	(15.9)	—	(15.9)
Stock incentive plan activity	6.9	—	6.9
Proceeds received from non-controlling interests	—	2.4	2.4
Balance June 30, 2012	$604.3	$2.4	$606.7
On October 23, 2012, PolyOne's Board of Directors further increased the common stock repurchase authorization amount by 13.2 million shares of common stock to 20.0 million. During 2013, we repurchased approximately 3.0 million shares of common stock at an aggregate price of $71.2 million. As of June 30, 2013, there were approximately 17.0 million shares available for repurchase.
Effective January 1, 2013, the Company adopted recently issued accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments to current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations, financial position or cash flows. Further, for the six-month period ended June 30, 2013, there were no reclassifications from accumulated other comprehensive loss to other comprehensive income.

Changes in accumulated other comprehensive loss year-to-date as of June 30, 2013 and 2012 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2013	$(16.5)	$5.2	$0.2	$(11.1)
Translation adjustments	(10.7)	—	—	(10.7)
Balance at June 30, 2013	$(27.2)	$5.2	$0.2	$(21.8)

Balance at January 1, 2012	$(17.6)	$16.1	$0.2	$(1.3)
Translation adjustment	(5.4)	—	—	(5.4)
Prior service credits recognized during the year, net of tax of $3.2	—	(5.5)	—	(5.5)
Balance at June 30, 2012	$(23.0)	$10.6	$0.2	$(12.2)

Note 17 — SUBSEQUENT EVENTS

On July 10, 2013, PolyOne determined that it will close six Spartech North American manufacturing facilities acquired in the March 2013 acquisition and relocate production to other PolyOne facilities over the next 12 to 18 months. These actions are expected to be completed by the end of 2014 and generate annualized pre-tax savings of approximately $25.0 million by 2015. Restructuring charges are expected to approximate $35.0 million over the next 12 to 18 months. This includes approximately $20.0 million in cash charges, primarily associated with severance, plant exit and asset relocation costs, and approximately $15.0 million in non-cash charges, primarily associated with accelerated depreciation of exited facilities and equipment. These estimates are based on a number of assumptions and may change over the next 12 to 18 months. The manufacturing asset realignment is expected to reduce redundant capacity, improve customer service, quality and on-time delivery.
The Company also expects to invest approximately $25.0 million in additional capital expenditures over the next 12 to 18 months at its remaining locations to support these changes.

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations and net income attributable to PolyOne common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	Adjusted 2012	2013	Adjusted 2012
(In millions)
Sales	$1,037.6	$756.6	$1,838.7	$1,502.1
Operating income	80.7	43.3	121.2	80.7
Net income from continuing operations	38.3	18.4	49.3	33.7
Net income attributable to PolyOne common shareholders	$180.9	$24.6	$196.2	$44.8

On July 10, 2013, PolyOne determined that it will close six Spartech North American manufacturing facilities acquired in the March 2013 acquisition and relocate production to other PolyOne facilities over the next 12 to 18 months. These actions are expected to be completed by the end of 2014 and generate annualized pre-tax savings of approximately $25.0 million by 2015. Restructuring charges are expected to approximate $35.0 million over the next 12 to18 months. This includes approximately $20.0 million in restructuring charges, primarily associated with severance and asset relocation costs, and approximately $15.0 million in non-cash charges, primarily associated with accelerated depreciation of exited facilities and equipment. The Company also expects to invest approximately $25.0 million in additional capital expenditures over the next 12 to 18 months at its remaining locations to support these changes.
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration, subject to a working capital adjustment that is expected to be finalized in the third quarter of 2013. This sale resulted in the recognition of a pre-tax gain of $223.6 million ($138.2 million net of tax) in the second quarter of 2013, which is reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.

As a result of the sale of our Resin Business, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation. Additionally, our Specialty Coatings business, which was previously included in the Performance Products and Solutions segment, is now included within the Global Color, Additives and Inks segment. Historical segment information has been retrospectively adjusted to reflect these changes.
On March 13, 2013, pursuant to the terms and conditions of the Agreement and Plan of Merger dated October 23, 2012 (Spartech Merger Agreement), PolyOne acquired Spartech, a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri. Spartech expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth.

At the effective time of the merger, each issued and outstanding share of Spartech common stock was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common stock. PolyOne paid $83.4 million in cash and issued approximately 10.0 million shares of its common stock to Spartech's stockholders. PolyOne funded the cash portion of the consideration, and the repayment of certain of Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 11, Financing Arrangements.
Spartech's results have been reflected within our Condensed Consolidated Statements of Income and within our newly created segment Designed Structures and Solutions, as well as our existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments, since the date of acquisition.
Results of Operations — Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(In millions, except per share data)	2013	Adjusted 2012	Change	% Change	2013	Adjusted 2012	Change	% Change
Sales	$1,037.6	$756.6	$281.0	37.1%	$1,838.7	$1,502.1	$336.6	22.4%
Cost of sales	833.9	612.6	(221.3)	(36.1)%	1,472.7	1,225.8	(246.9)	(20.1)%
Gross margin	203.7	144.0	59.7	41.5%	366.0	276.3	89.7	32.5%
Selling and administrative expense	123.0	100.7	(22.3)	(22.1)%	244.9	196.0	(48.9)	(24.9)%
Income related to previously owned equity affiliates	—	—	—	—	0.1	0.4	(0.3)	(75.0)%
Operating income	80.7	43.3	37.4	86.4%	121.2	80.7	40.5	50.2%
Interest expense, net	(16.6)	(12.4)	(4.2)	(33.9)%	(32.2)	(24.7)	(7.5)	(30.4)%
Premium on early extinguishment of debt	—	—	—	—	(10.6)	—	(10.6)	nm*
Other income (expense), net	(1.2)	(0.9)	(0.3)	(33.3)%	0.2	(2.2)	2.4	109.1%
Income from continuing operations before income taxes	62.9	30.0	32.9	109.7%	78.6	53.8	24.8	46.1%
Income tax expense	(24.6)	(11.6)	(13.0)	(112.1)%	(29.3)	(20.1)	(9.2)	(45.8)%
Net income from continuing operations	38.3	18.4	19.9	108.2%	49.3	33.7	15.6	46.3%
Income from discontinued operations, net of income taxes	142.3	6.2	136.1	nm*	146.4	11.1	135.3	nm*
Net income	$180.6	$24.6	$156.0	634.1%	$195.7	$44.8	$150.9	336.8%
Net loss attributable to noncontrolling interests	0.3	—	0.3	nm*	0.5	—	0.5	nm*
Net income attributable to PolyOne common shareholders	$180.9	$24.6	$156.3	635.4%	$196.2	$44.8	$151.4	337.9%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.39	$0.21			$0.52	$0.38
Discontinued operations	1.46	0.07			1.55	0.12
Total	$1.85	$0.28			$2.07	$0.50

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.39	$0.20			$0.52	$0.37
Discontinued operations	1.44	0.07			1.53	0.12
Total	$1.83	$0.27			$2.05	$0.49
*Not meaningful.
Sales
Sales increased 37.1% in the second quarter of 2013 compared to the second quarter of 2012 driven by a 37.9% increase due to the acquisitions of Spartech and Glasforms Inc. (Glasforms). Increased pricing, primarily associated with higher raw material costs combined with improved mix increased sales 1.3% while favorable currency exchange rates impacted sales by 0.1%. These increases were partially offset by volume declines of 2.2%, primarily related to lower demand in Europe.

Sales increased 22.4% in the first half of 2013 compared to the first half of 2012 driven by a 23.4% increase due to the acquisitions of Spartech and Glasforms, and a 2.4% increase due to higher pricing primarily associated with raw material inflation and improved mix. These increases were partially offset by a 3.4% decrease in volumes, primarily related to lower demand in Europe.
Cost of sales
As a percent of sales, cost of sales declined from 81.0% in the second quarter of 2012 to 80.4% in the second quarter of 2013 and from 81.6% in the first half of 2012 to 80.1% in the first half of 2013. The improvement in margins was driven primarily by improved organic mix in our specialty segments and insurance recoveries of $14.9 million and $20.1 million during the second quarter and first half of 2013, respectively. These improvements were partially offset by the mix effect of Spartech sales which currently have lower margins than organic PolyOne.
Selling and administrative expense
Selling and administrative expense increased $22.3 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily related to acquisitions and acquisition-related costs totaling $21.7 million.
Selling and administrative expense increased $48.9 million during the first half of 2013 compared to the first half of 2012, primarily related to increased acquisitions and acquisition-related costs totaling $32.1 million, increased restructuring costs of $4.0 million and increased stock based compensation expense of $5.1 million. The remaining increase primarily relates to additional commercial resources and inflation.
Interest expense, net
Interest expense, net increased in the second quarter and first half of 2013 as compared to the second quarter and first half of 2012 due to a higher average debt balance during 2013 as a result of $600.0 million aggregate principal of senior notes due 2023 issued on February 28, 2013, which more than offset the $297.0 million repayment of our senior secured term loan. Additionally, we recognized $1.9 million of interest expense related to the commitment for bridge financing entered into in connection with the Spartech acquisition in the first quarter of 2013.
Debt extinguishment
Premiums on early extinguishment of debt of $10.6 million were recognized during the first quarter of 2013 due to the repayment of the outstanding principal amount of $297.0 million under our senior secured term loan.
Income tax (expense) benefit
Income tax expense from continuing operations was $24.6 million for the second quarter of 2013 compared to $11.6 million in the second quarter of 2012. Income tax expense was $29.3 million for the first half of 2013 compared to $20.1 million in the first half of 2012. These income tax increases were driven by increased earnings in 2013.
Discontinued Operations
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration which resulted in the recognition of a pre-tax gain of $223.6 million ($138.2 million net of tax) in the second quarter of 2013. Sales from the Resin Business were $22.9 million and $55.3 million for the three and six months ended June 30, 2013, respectively. This gain, net of tax, along with the operating results through the date of sale, are reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
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

Sales and Operating Income — Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2013	Adjusted 2012	Change	% Change	2013	Adjusted 2012	Change	% Change
Sales:
Global Specialty Engineered Materials	$192.2	$138.9	$53.3	38.4%	$352.0	$280.9	$71.1	25.3%
Global Color, Additives and Inks	229.4	211.5	17.9	8.5%	434.7	413.9	20.8	5.0%
Designed Structures and Solutions	198.9	—	198.9	nm*	240.4	—	240.4	nm*
Performance Products and Solutions	177.0	167.5	9.5	5.7%	336.7	336.0	0.7	0.2%
PolyOne Distribution	275.1	270.6	4.5	1.7%	543.1	533.6	9.5	1.8%
Corporate and eliminations	(35.0)	(31.9)	(3.1)	(9.7)%	(68.2)	(62.3)	(5.9)	(9.5)%
Total Sales	$1,037.6	$756.6	$281.0	37.1%	$1,838.7	$1,502.1	$336.6	22.4%

Operating income:
Global Specialty Engineered Materials	$16.1	$12.8	$3.3	25.8%	$32.5	$24.6	$7.9	32.1%
Global Color, Additives and Inks	30.5	24.4	6.1	25.0%	54.7	44.0	10.7	24.3%
Designed Structures and Solutions	9.0	—	9.0	nm*	10.5	—	10.5	nm*
Performance Products and Solutions	14.5	10.8	3.7	34.3%	27.5	19.3	8.2	42.5%
PolyOne Distribution	16.9	16.7	0.2	1.2%	33.1	33.4	(0.3)	(0.9)%
Corporate and eliminations	(6.3)	(21.4)	15.1	70.6%	(37.1)	(40.6)	3.5	8.6%
Total Operating Income	$80.7	$43.3	$37.4	86.4%	$121.2	$80.7	$40.5	50.2%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	8.4%	9.2%	(0.8)	% points	9.2%	8.8%	0.4	% points
Global Color, Additives and Inks	13.3%	11.5%	1.8	% points	12.6%	10.6%	2.0	% points
Designed Structures and Solutions	4.5%	—%	nm*	nm*	4.4%	—%	nm*	nm*
Performance Products and Solutions	8.2%	6.4%	1.8	% points	8.2%	5.7%	2.5	% points
PolyOne Distribution	6.1%	6.2%	(0.1)	% points	6.1%	6.3%	(0.2)	% points
Total	7.8%	5.7%	2.1	% points	6.6%	5.4%	1.2	% points
*Not meaningful.
Global Specialty Engineered Materials
Sales increased $53.3 million, or 38.4%, in the second quarter of 2013 compared to the second quarter of 2012. Sales increased 35.1% due to the Spartech and Glasforms acquisitions and 4.8% due to increased volume in the health care, industrial and packaging end markets. These increases were partially offset by decreased pricing mix of 1.4% and unfavorable currency exchange rates of 0.1%. Sales increased $71.1 million, or 25.3%, in the first half of 2013 compared to the first half of 2012. Sales increased 23.8% due to Spartech and Glasforms acquisitions and 1.8% due to increased volume. These increases were partially offset by unfavorable currency exchange rates of 0.3%.
Operating income increased $3.3 million in the second quarter of 2013 as compared to the second quarter of 2012, and $7.9 million in the first half of 2013 as compared to the first half of 2012. Operating income improvement was driven by acquisitions, margin expansion resulting from improved mix, as well as cost reductions from previously announced restructuring actions primarily in Europe. Operating income of 8.4% of sales was 0.8% lower for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to the impact of Spartech sales which currently have lower margins than organic Global Specialty Engineered Materials. Organically, quarterly operating income improved from 9.2% of sales in 2012 to 10.7% of sales in 2013.

Global Color, Additives and Inks
Sales increased $17.9 million, or 8.5%, in the second quarter of 2013 compared to the second quarter of 2012. Sales increased 10.3% as a result of acquisitions, 5.0% due to improved mix and 0.2% due to favorable exchange rates. These increases were partially offset by volume declines of 7.0%, associated with weak demand in Europe and lower volume primarily in the industrial and packaging end markets. Sales increased $20.8 million, or 5.0%, in the first half of 2013 compared to the first half of 2012. Sales increased 6.2% as a result of acquisitions, 6.8% due to increased pricing and mix and 0.3% due to favorable exchange rates. This increase was partially offset by decrease in volumes of 8.3%, primarily related to decreased demand in Europe.
Operating income increased $6.1 million in the second quarter of 2013 as compared to the second quarter of 2012 and $10.7 million in the first half of 2013 compared to the first half of 2012. The increase is due to acquisitions, a mix shift in specialty products and cost reductions as a result of previously announced restructuring actions, primarily in Europe. Operating income of 13.3% of sales was 1.8% higher for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to organic mix improvement partially offset by Spartech sales which have lower margins.
Designed Structures and Solutions
The Designed Structures and Solutions segment is comprised of the former Spartech Custom Sheet and Rollstock and Packaging Technology segments. Sales for this segment were $198.9 million and $240.4 million in the second quarter of 2013 and since the date of acquisition, respectively.
Operating income for this segment was $9.0 million and $10.5 million in the second quarter of 2013 and since the date of acquisition, respectively.

Performance Products and Solutions
Sales increased $9.5 million, or 5.7%, in the second quarter of 2013 compared to the second quarter of 2012. Sales increased 10.5% due to acquisitions and 1.6% due to improved pricing. Volume decreased 6.4% primarily in the packaging and transportation end markets. Sales increased $0.7 million, or 0.2%, in the first half of 2013 compared to the first half of 2012. Sales increased 5.7% due to acquisitions and 0.3% due to favorable pricing associated with raw material costs. The increase in sales was partially offset by volume decreases of 5.8% primarily related to contract manufacturing for the transportation end market.
Operating income increased $3.7 million in the second quarter of 2013 compared to the second quarter of 2012 and $8.2 million in the first half of 2013 compared to the first half of 2012, primarily due to acquisitions and improved mix and price.
PolyOne Distribution
Sales increased $4.5 million, or 1.7%, in the second quarter of 2013 compared to the second quarter of 2012 related primarily to increased volume of 1.4% and increased pricing, and improved mix of 0.3%. Sales increased $9.5 million, or 1.8%, in the first half of 2013 compared to the first half of 2012. Increased pricing, associated with raw material inflation, and improved mix increased sales by 1.7%, while volume increases favorably impacted sales by 0.1%.
Operating income increased $0.2 million in the second quarter of 2013 compared to the second quarter of 2012 due to increased sales. Operating income decreased $0.3 million in the first half of 2013 compared to the first half of 2012, primarily due to favorable raw material cost dynamics in the first half of 2012 that did not repeat in the first half of 2013.

Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	Adjusted 2012	2013	Adjusted 2012
Environmental remediation costs	$(1.3)	$(2.9)	$(3.3)	$(4.5)
Employee separation and plant phase-out costs	(2.9)	(8.7)	(12.8)	(9.2)
Stock compensation	(3.1)	(3.0)	(10.1)	(5.0)
Incentive compensation	(6.0)	(5.2)	(12.9)	(12.5)
Acquisition related costs, including inventory fair value adjustments	(4.9)	(0.9)	(13.6)	(7.2)
Insurance settlements	14.9	—	20.1	—
All other and eliminations (1)	(3.0)	(0.7)	(4.5)	(2.2)
Total Corporate and eliminations	$(6.3)	$(21.4)	$(37.1)	$(40.6)
(1) All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt. By staggering maturities, we avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Over a period of 18 to 24 months beginning March 13, 2013, we plan to repurchase at least 10.0 million shares of our common stock, which is approximately the number of shares that we issued in conjunction with the Spartech acquisition. We have repurchased approximately 3.0 million under this plan through the second quarter of 2013. Such repurchases or exchanges, if any, and the timing thereof, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
The following table summarizes our liquidity as of June 30, 2013 and December 31, 2012:

(In millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$392.4	$210.0
Revolving credit availability	309.9	171.2
Liquidity	$702.3	$381.2
As of June 30, 2013, approximately 44.0% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, should allow us to maintain adequate levels of available liquidity to fund our operations, meet debt service and minimum pension funding requirements for both the short-term and long-term.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012.
Operating Activities — In the first half of 2013, net cash used by operating activities was $25.2 million as compared to net cash provided by operating activities of $32.3 million in the first half of 2012. The increase in net cash used by operating activities of $57.5 million is primarily driven by the $50.0 million voluntary pension payment made in the first quarter of 2013 and higher incentive payments and tax payments in 2013 compared to 2012.
Working capital as a percentage of sales, which we define as average accounts receivable, plus inventory, less accounts payable, divided by sales, for the second quarter of 2013 increased to 10.6% compared to 9.7% for the second quarter of 2012. The increase in working capital primarily relates to the acquisitions of Spartech and

Glasforms which unfavorably impacted working capital by 0.4%, and the sale of the Resin Business which unfavorably impacted working capital by 0.3%. Days sales outstanding for the second quarter of 2013 was 44.7 compared to 46.6 for the second quarter of 2012.
Investing Activities — Cash used by investing activities during the first half of 2013 was $12.0 million, primarily reflecting the acquisition of Spartech of $258.8 million, net of cash acquired and capital expenditures of $26.7 million. These cash outflows were partially offset by cash proceeds received of $274.1 million related to the sale of our Resin Business of $250.0 million and year two of the potential three year earn-out from the sale of our 50% equity investment in SunBelt of $24.1 million.
Cash provided by investing activities during the first half of 2012 was $2.2 million, primarily reflecting cash proceeds of $18.5 million from year one of the potential three year earn-out from the sale of our 50% equity investment in SunBelt, partially offset by capital expenditures of $16.7 million.
Financing Activities — Net cash provided by financing activities for the six months ended June 30, 2013 was $219.7 million, which includes repayment of our senior secured term loan of $297.0 million, debt financing costs of $13.0 million, repurchases of $71.2 million of our outstanding common stock and cash dividends paid of $9.9 million. These cash outflows were more than offset by proceeds received from the issuance of our senior notes due 2023 of $600.0 million, net proceeds from borrowings under our credit facilities of $7.5 million and income tax benefits of $3.3 million related to the exercise of equity awards.

Net cash used by financing activities for the second half of 2012 was $16.6 million, which includes principal repayments of $1.5 million on our term loan, repurchases of $15.9 million of our outstanding common shares, and cash dividends paid of $8.0 million.These outflows were partially offset by income tax benefits of $6.4 million related to the exercise of equity awards and $2.4 million received from non-controlling interests related to the funding of our joint venture in Saudi Arabia.

Debt
As of June 30, 2013, debt totaled $1,031.2 million. Aggregate maturities of debt for the current, next five years and thereafter are as follows:

(In millions)
2013	$8.5
2014	0.4
2015	58.5
2016	0.5
2017	0.5
2018	0.6
Thereafter	962.2
Aggregate maturities	$1,031.2
On March 1, 2013, the $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of June 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and additional availability of $309.9 million under this facility.
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

On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of June 30, 2013, borrowings under the credit line were $8.3 million with an interest rate of 1.85%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $30.5 million as of June 30, 2013. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and postretirement benefit plans and purchase obligations. During the three months ended June 30, 2013, there were no material changes to these obligations as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

•
the Company’s ability to realize anticipated savings and operational benefits from the realignment of assets, including the planned closure of six North American manufacturing facilities; the timing of closings and shifts of production to new facilities related to the planned North American asset realignment and any unforeseen disruptions of service or quality caused by such closings and/or production shifts; separation and severance amounts that differ from original estimates, including because of the timing of employee terminations; amounts for non-cash charges related to the planned North American asset realignment relating to inventories and property, plant and equipment that differ from original estimates because of the final assessed fair market value of such inventories and property, plant and equipment;

•
the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including without limitation, ColorMatrix, Glasforms and Spartech;

•	the ability to achieve the expected results of any acquisitions, including the acquisitions being accretive, including, without limitation, the acquisitions of ColorMatrix, Glasforms and Spartech; and

•	other factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A, “Risk Factors.”
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, under the supervision of and with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. We acquired a controlling interest in Spartech on March 13, 2013. As of June 30, 2013, Spartech constituted 24.0% of our total assets. As the Spartech acquisition occurred during the first quarter of 2013, the scope of our assessment of the effectiveness of PolyOne’s disclosure controls and procedures does not include Spartech. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon this evaluation, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, its disclosure controls and procedures were effective.
Changes in internal control over financial reporting
Other than the impact of the Spartech acquisition, there were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Management is currently evaluating the impact of Spartech on PolyOne's internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
In December 2007, the United States Environmental Protection Agency (USEPA) met with the Company to discuss possible violations of the Clean Air Act, the CleanWater Act and the Resource Conservation and Recovery Act at its polyvinyl chloride resin manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. Discussions between representatives for the Company and the USEPA occurred in 2008, during which the Company provided additional information as well as its position regarding the compliance status of the facilities and discussed certain modifications to testing procedures and record keeping. In January 2009, we received a letter from USEPA proposing a resolution of any violations identified that would include our payment of penalties in the amount of $1.3 million. We have reached a tentative settlement with USEPA under which the Company would pay a reduced penalty, install certain Supplemental Environmental Projects and undertake certain modifications to its operations and recordkeeping at these two facilities. The settlement is expected to be finalized in 2013. Going forward, the Company has imposed upon Mexichem Specialty Resins, Inc. the obligations to honor and perform the recordkeeping and operational modifications that would emerge from this settlement.
Information regarding other legal proceedings can be found in Note 13, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	1,133,400	22.99	1,133,400	18,023,033
May 1 to May 31	420,192	24.29	420,192	17,602,841
June 1 to June 30	569,558	24.62	569,558	17,033,283
Total	2,123,150	$23.69	2,123,150

(1) In August 2008, PolyOne's Board of Directors approved a common stock repurchase program authorizing PolyOne to purchase up to 10.0 million shares of its common stock. Between August 2008 and October 2011, PolyOne repurchased 5.3 million shares of common stock available for repurchase, at an average price paid per share of $11.71. On October 11, 2011, PolyOne's Board of Directors increased the common stock repurchase authorization by an additional 5.3 million shares of common stock. From October 2011 through October 2012, PolyOne repurchased 3.2 million shares of common stock available for repurchase, at an average price per share of $11.54. On October 23, 2012, PolyOne's Board of Directors further increased the common stock repurchase authorization amount by an additional 13.2 million shares of common stock to 20.0 million. From March 13, 2013 to June 30, 2013, PolyOne repurchased 3.0 million shares of common stock available for repurchase at an average price per share of $23.98. Purchases of common stock may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. Exhibits
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2013	POLYONE CORPORATION

/s/ Richard J. Diemer, Jr.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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