Form 10-Q
period 2013-09-30
POLYONE CORP
filed 2013-10-25
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of October 10, 2013 was 96,240,833.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	Adjusted 2012	2013	Adjusted2012
Sales	$1,008.9	$707.7	$2,847.6	$2,209.8
Cost of sales	827.6	572.6	2,300.3	1,798.4
Gross margin	181.3	135.1	547.3	411.4
Selling and administrative expense	119.7	91.6	364.6	287.6
Income related to previously owned equity affiliates	—	—	0.1	0.4
Operating income	61.6	43.5	182.8	124.2
Interest expense, net	(16.0)	(12.4)	(48.2)	(37.1)
Debt extinguishment costs	(5.2)	—	(15.8)	—
Other expense, net	(1.6)	(0.5)	(1.4)	(2.7)
Income from continuing operations before income taxes	38.8	30.6	117.4	84.4
Income tax expense	(15.8)	(11.2)	(45.1)	(31.3)
Net income from continuing operations	23.0	19.4	72.3	53.1
Income from discontinued operations, net of income taxes	(0.2)	4.6	146.2	15.7
Net income	$22.8	$24.0	$218.5	$68.8
Net loss attributable to noncontrolling interests	0.2	—	0.7	—
Net income attributable to PolyOne common shareholders	$23.0	$24.0	$219.2	$68.8

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.24	$0.22	$0.77	$0.60
Discontinued operations	—	0.05	1.53	0.17
Total	$0.24	$0.27	$2.30	$0.77
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.24	$0.22	$0.76	$0.59
Discontinued operations	—	0.05	1.51	0.17
Total	$0.24	$0.27	$2.27	$0.76

Weighted-average shares used to compute earnings per share:
Basic	96.7	88.8	95.4	89.0
Diluted	98.1	90.2	96.4	90.1

Cash dividends declared per share of common stock	$0.06	$0.05	$0.18	$0.15
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$22.8	$24.0	$218.5	$68.8
Other comprehensive income
Translation adjustment	7.7	4.2	(3.0)	(1.2)
Amortization of prior service credits, net of tax	—	(2.7)	—	(8.2)
Total comprehensive income	30.5	25.5	215.5	59.4
Comprehensive loss attributable to noncontrolling interests	0.2	—	0.7	—
Comprehensive income attributable to PolyOne common shareholders	$30.7	$25.5	$216.2	$59.4
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited)September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$322.8	$210.0
Accounts receivable, net	505.0	313.9
Inventories, net	341.5	244.4
Assets held-for-sale	—	39.3
Other current assets	63.4	81.1
Total current assets	1,232.7	888.7
Property, net	644.4	385.8
Goodwill	555.6	405.5
Intangible assets, net	370.8	340.0
Other non-current assets	139.6	108.0
Total assets	$2,943.1	$2,128.0
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$9.9	$3.8
Accounts payable	399.9	296.1
Liabilities held-for-sale	—	18.0
Accrued expenses	185.4	141.9
Total current liabilities	595.2	459.8
Non-current liabilities:
Long-term debt	977.8	703.1
Post-retirement benefits other than pensions	15.9	17.0
Pension benefits	107.6	182.8
Deferred income taxes	140.7	31.8
Other non-current liabilities	109.3	102.1
Total non-current liabilities	1,351.3	1,036.8
Commitments and contingencies (Note 13)
Shareholders’ equity
PolyOne shareholders’ equity	994.6	629.1
Noncontrolling interests	2.0	2.3
Total equity	996.6	631.4
Total liabilities and shareholders’ equity	$2,943.1	$2,128.0
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	Adjusted 2012

Operating Activities
Net income	$218.5	$68.8
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	71.3	52.8
Restructuring - asset related charges	4.8	—
Debt extinguishment costs	15.8	—
Provision for doubtful accounts	0.5	0.7
Stock based compensation expense	13.2	7.8
Gain on sale of business	(223.7)	—
Change in assets and liabilities, net of the effect of acquisitions and disposal:
Increase in accounts receivable	(50.8)	(54.2)
Decrease (Increase) in inventories	21.5	(14.3)
(Decrease) Increase in accounts payable	(2.8)	30.3
Decrease in pensions and other post-retirement benefits	(76.9)	(30.6)
Increase in accrued expenses and other	3.8	25.6
Net cash (used) provided by operating activities	(4.8)	86.9
Investing Activities
Capital expenditures	(41.8)	(33.0)
Business acquisitions, net of cash acquired	(259.4)	—
Proceeds from sale of businesses and other assets	274.7	18.9
Net cash used by investing activities	(26.5)	(14.1)
Financing Activities
Repayment of long-term debt	(341.7)	(2.3)
Premium on early extinguishment of long-term debt	(4.6)	—
Proceeds from long-term debt	600.0	—
Debt financing costs	(13.0)	—
Borrowings under credit facilities	126.2	—
Repayments under credit facilities	(117.5)	—
Purchase of common shares for treasury	(95.7)	(15.9)
Exercise of stock awards	5.2	11.7
Cash dividends paid	(15.7)	(12.5)
Proceeds from noncontrolling interests	—	2.4
Net cash provided (used) by financing activities	143.2	(16.6)
Effect of exchange rate changes on cash	0.9	0.6
Increase in cash and cash equivalents	112.8	56.8
Cash and cash equivalents at beginning of period	210.0	191.9
Cash and cash equivalents at end of period	$322.8	$248.7
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2012 of PolyOne Corporation, as updated by PolyOne's current report on Form 8-K filed August 23, 2013. Throughout this document prior period amounts have been referred to as "adjusted", which accounts for the Resin Business being classified as a discontinued operation as well as the re-organization of segment information, as discussed below.
Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be attained in subsequent periods, or for the year ending December 31, 2013.
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
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration, subject to a working capital adjustment that is expected to be finalized in the fourth quarter of 2013. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($138.0 million net of tax), which is reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
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
Spartech's results have been reflected within our Condensed Consolidated Statements of Income and within our newly created segment Designed Structures and Solutions, as well as our existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments since the date of acquisition. Sales of former Spartech businesses included in our three and nine months ended September 30, 2013 results were $260.8 million and $593.0 million, respectively.
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
(1) In accordance with ASC 718, Compensation — Stock Compensation, the fair value of replacement awards attributable to pre-combination service is recognized as part of purchase consideration. The $2.4 million represents the fair value of Spartech replacement equity awards of $3.9 million net of deferred tax benefits of $1.5 million. The fair value of awards attributable to post-combination service amounted to $2.7 million and are being recognized as stock compensation over their requisite service periods within PolyOne's Condensed Consolidated Statements of Income.
(2) In accordance with the provisions of Spartech's 7.08% senior notes due 2016 and revolving credit facilities, at the time of closing, PolyOne repaid all borrowings under Spartech's revolving credit facilities, which amounted to $77.2 million. Additionally, PolyOne repaid $102.3 million related to Spartech's 7.08% senior notes due 2016, including $88.9 million of aggregated principal, $10.3 million make-whole provisions, and $3.1 million of interest payable.

The acquisition of Spartech has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. During the third quarter of 2013, we continued to refine our preliminary purchase price allocation, which resulted in a net increase to goodwill of $5.5 million. As of September 30, 2013, the purchase price allocation remains preliminary as we complete our assessment of certain reserves including environmental, legal and tax matters, as well as an assessment of deferred income taxes.

The following table summarizes PolyOne's preliminary fair value estimates as of September 30, 2013:

(In millions)	Preliminary Allocation
Accounts receivable, net	$139.5
Inventories, net	118.3
Other current assets	17.4
Property, net	280.5
Other non-current assets	20.2
Intangible assets, net	44.6
Goodwill	148.2
Total assets acquired	768.7
Short-term and current portion of long-term debt	0.5
Accounts payable	105.2
Accrued expenses	42.9
Long-term debt	11.0
Other non-current liabilities	98.0
Total liabilities assumed	257.6
Net assets acquired	$511.1
Goodwill is calculated as the excess of the consideration transferred over the assets acquired, and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill has been allocated, on a preliminary basis, to the Designed Structures and Solutions, Global Color, Additives and Inks, Global Specialty Engineered Materials and Performance Products and Solutions segments. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. See Note 4, Goodwill and Intangible Assets for information about goodwill and intangible assets.
The following unaudited pro forma information presents a summary of PolyOne's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, which includes Spartech's Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2012. Spartech's fiscal year ends on the Saturday closest to October 31, and as a result, the nine months ended September 30, 2012 includes an additional week in comparison to the nine months ended September 30, 2013. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Actual 2013	Pro Forma 2012	Pro Forma 2013	Pro Forma 2012
Sales	$1,008.9	$989.5	$3,065.6	$3,069.7
Net income from continuing operations	$23.0	$21.4	$73.8	$57.9
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

Consideration transferred was $34.3 million, net of cash acquired of $1.2 million. Glasforms results are reflected within our Global Specialty Engineered Materials segment. On a preliminary basis, the acquisition resulted in goodwill of $12.8 million and $10.7 million of identifiable intangible assets. The purchase price allocation will be finalized during 2013 as we complete our assessment of certain reserves and deferred income taxes.
During the nine months ended September 30, 2013, we incurred $7.2 million of acquisition-related costs primarily associated with the Spartech acquisition, which are included within the Selling and administrative expense line in our Condensed Consolidated Statements of Income.
Note 3 — DISCONTINUED OPERATIONS
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration, subject to a working capital adjustment that is expected to be finalized in the fourth quarter of 2013. We do not expect the working capital adjustment to have a material impact on our financial statements. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($138.0 million net of tax), which is reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.

PolyOne has classified the Resin Business assets and liabilities as held-for-sale for periods prior to disposition in the accompanying Condensed Consolidated Balance Sheets and has classified the Resin Business operating results and the gain on sale, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statements of Income for all periods presented. Previously, the Resin Business was included in the Performance Products and Solutions segment. The Resin Business' sales, income before income taxes and income from discontinued operations, net of income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013*	2012
Sales	$—	$32.5	$55.3	$103.5

Gain on sale	$0.1	$—	$223.7	$—
Income from operations	—	7.0	12.2	24.2
Income before taxes	0.1	7.0	235.9	24.2
Income tax expense	(0.3)	(2.4)	(89.7)	(8.5)
Income from discontinued operations, net of income taxes	$(0.2)	$4.6	$146.2	$15.7
* Includes the Resin Business' operating results through May 29, 2013.

The following table summarizes the assets and liabilities of the Resin Business as of December 31, 2012:

(In millions)	December 31, 2012
Assets:
Accounts receivable, net	$8.8
Inventories, net	8.2
Property, net	21.7
Other assets	0.6
Assets held-for-sale	$39.3

Liabilities:
Accounts payable	$15.8
Accrued expenses	2.2
Liabilities held-for-sale	$18.0

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of and for the periods ended September 30, 2013 and December 31, 2012, and changes in the carrying amount of goodwill by operating segments were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2011	$89.2	$297.3	$—	$7.4	$1.6	$395.5
Acquisitions of businesses	10.0	0.6	—	—	—	10.6
Currency translation	(0.6)	—	—	—	—	(0.6)
Balance December 31, 2012	98.6	297.9	—	7.4	1.6	405.5
Acquisitions of businesses	4.3	12.8	131.8	1.5	—	150.4
Currency translation	(0.3)	—	—	—	—	(0.3)
Balance September 30, 2013	$102.6	$310.7	$131.8	$8.9	$1.6	$555.6
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$190.4	$(32.0)	$0.3	$158.7
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	128.5	(16.8)	0.1	111.8
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.0	$(59.6)	$0.4	$370.8

	As of December 31, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$173.1	$(25.7)	$0.5	$147.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	89.3	(10.1)	0.1	79.3
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$386.0	$(46.6)	$0.6	$340.0
The fair values of intangible assets acquired in the Spartech acquisition included in the table below were determined using an income valuation approach. The fair value of these identifiable intangible assets, useful lives and valuation methodology are as follows:

(In millions)	Fair Value	Useful Life	Valuation Method
Technology	$27.3	7 years	Relief-from royalty
Customer Relationships	17.3	20 years	Multi-period excess earnings
	$44.6

Note 5 — EMPLOYEE SEPARATION AND PLANT PHASE-OUT COSTS

On July 10, 2013, PolyOne determined it would close six former Spartech North American manufacturing facilities acquired in the March 2013 acquisition, and relocate production to other PolyOne facilities over the next 12 to 18 months. These actions are expected to be completed by the end of 2014. The manufacturing facilities’ closings are part of the Company’s ongoing integration of Spartech. This North American realignment is designed to enable the Company to better serve customers, improve efficiency and deliver a portion of the anticipated synergy-related cost savings in connection with the Spartech acquisition.
The Company anticipates that it will incur approximately $35.0 million of charges in connection with this realignment, which are comprised of approximately $20.0 million of cash charges, primarily related to employee severance and plant exit costs, and approximately $15.0 million of non-cash charges, primarily related to accelerated depreciation. In the third quarter of 2013, we have incurred $1.8 million of cash related charges and $1.8 million of non-cash related charges under the North American realignment plan.
Since the date of the acquisition through September 30, 2013, PolyOne has incurred severance charges totaling $11.6 million, including $1.8 million from the North American realignment, and $9.8 million primarily related to former Spartech executives and other former Corporate employees. Asset-related charges and other ongoing costs totaling $6.9 million were recognized since the date of acquisition through September 30, 2013, including $1.8 million related to the North American realignment, and $5.1 million primarily related to asset rationalization at other former Spartech locations, in addition to costs incurred under previously announced Spartech restructuring plans that were underway prior to PolyOne's acquisition of Spartech.
The table below summarizes restructuring activity related to Spartech since the date of acquisition.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Costs	Total
Accrual balance at December 31, 2012	$—	$—	$—	$—
Charge to expense	4.8	11.6	2.1	18.5
Cash payments	—	(3.1)	(2.1)	(5.2)
Non-cash utilization	(4.8)	—	—	(4.8)
Accrual balance at September 30, 2013	$—	$8.5	$—	$8.5
In addition to the $18.5 million of Spartech related charges incurred since the date of acquisition, in the nine months ended September 30, 2013, we incurred $5.2 million of restructuring charges related to other actions to realign production capacities and improve return on invested capital. Total restructuring charges of $23.7 million included $4.8 million that were recognized within Cost of goods sold and $18.9 million that were recognized in Selling and administrative expenses within the Condensed Consolidated Statements of Income and Corporate and eliminations within segment disclosures for the nine months ended September 30, 2013.
During the second quarter of 2012, the Company undertook actions to realign production capacities and improve return on invested capital. These actions were primarily in response to weak demand in Europe. These actions resulted in charges of $1.3 million and $10.5 million related to plant closure costs and reductions in force for the three and nine months ended September 30, 2012. These costs were primarily recognized within Selling and administrative expense in our Condensed Consolidated Statements of Income and within Corporate and eliminations in segment disclosures.

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	September 30, 2013	December 31, 2012
At FIFO cost:
Finished products	$198.0	$165.0
Work in process	4.1	2.4
Raw materials and supplies	139.4	77.0
Inventories, net	$341.5	$244.4

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	September 30, 2013	December 31, 2012
Land and land improvements	$52.7	$34.7
Buildings	315.0	241.4
Machinery and equipment	1,066.6	844.5
Property, gross	1,434.3	1,120.6
Less accumulated depreciation and amortization	(789.9)	(734.8)
Property, net	$644.4	$385.8
Note 8 — INCOME TAXES
Income tax expense from continuing operations was $15.8 million for the third quarter of 2013 compared to $11.2 million in the third quarter of 2012. Income tax expense from continuing operations was $45.1 million for the nine months ended September 30, 2013 compared to $31.3 million for the nine months ended September 30, 2012. These income tax increases were driven primarily by increased earnings in 2013, with a shift in earnings to the United States driven by the acquisitions of Spartech and Glasforms, which have earnings primarily in the United States.
Note 9 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Weighted-average shares outstanding – basic	96.7	88.8	95.4	89.0
Plus dilutive impact of stock options and awards	1.4	1.4	1.0	1.1
Weighted-average shares – diluted	98.1	90.2	96.4	90.1
For the three months ended September 30, 2013 and 2012, 0.2 million and 0.5 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For the nine months ended September 30, 2013 and 2012, 0.6 million and 1.0 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
During the first quarter of 2013, 0.5 million stock appreciation rights were granted under the PolyOne Corporation 2010 Equity and Performance Incentive Plan. These awards vest in one-third increments annually over a three-year service period and upon the achievement of certain stock price targets. Because not all market conditions were met as of September 30, 2013, 0.2 million of the awards were excluded from the calculation of earnings per share.

Note 10 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan (gains) costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Service cost	$0.4	$0.3	$1.2	$1.1
Interest cost	5.9	6.7	17.7	20.1
Expected return on plan assets	(9.3)	(6.9)	(27.9)	(20.7)
Net periodic benefit (gains) costs	$(3.0)	$0.1	$(9.0)	$0.5

Components of post-retirement health care plan benefit costs (gains) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest cost	$0.2	$0.2	$0.6	$0.7
Amortization of prior service costs	—	(4.4)	—	(13.1)
Net periodic benefit costs (gains)	$0.2	$(4.2)	$0.6	$(12.4)

Note 11 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	September 30, 2013	December 31, 2012 (1)
7.500% debentures due 2015	$48.7	$50.0
Senior secured term loan due 2017	—	294.5
7.375% senior notes due 2020	316.6	360.0
5.250% senior notes due 2023	600.0	—
Other debt	22.4	2.4
Total long-term debt	987.7	706.9
Less current portion	9.9	3.8
Total long-term debt, net of current portion	$977.8	$703.1

(1)	Book values include unamortized discounts, as applicable.
During the third quarter of 2013, we repurchased $43.4 million aggregate principal amount of our 7.375% senior notes due 2020 and $1.3 million aggregate principal amount of our 7.50% debentures due 2015. We recognized $5.2 million of debt extinguishment costs within the Debt extinguishment costs line in our Condensed Consolidated Statements of Income in the third quarter of 2013, in connection with such repurchases.
On February 28, 2013, PolyOne issued $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year, which commenced on September 15, 2013. We used a portion of the net proceeds of the offering to pay the cash portion of the Spartech acquisition, and to repay certain Spartech debt, including the $88.9 million aggregate principal amount of its senior notes due 2016 and related interest and make-whole payments totaling $13.4 million and all outstanding amounts under its revolving credit facility. We also used a portion of these net proceeds to make a voluntary $50.0 million contribution to our U.S. qualified defined benefit plan and to repay the outstanding principal amount of $297.0 million under our senior secured term loan.
Debt extinguishment costs of $10.6 million related to the early retirement of our senior secured term loan included $8.2 million of deferred financing cost write-offs and $2.4 million of discount write-offs. These costs are presented within the Debt extinguishment costs line in our Condensed Consolidated Statements of Income. As a result of the issuance of our 2023 senior notes, the bridge financing commitment that provided for borrowings of $250.0 million obtained at the time of the announced acquisition of Spartech expired. We recognized $1.9 million of deferred financing costs within Interest expense, net within the Condensed Consolidated Statements of Income in the first quarter of 2013, related to this committed financing arrangement.

On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of September 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and had availability of $307.8 million under this facility.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank. As of September 30, 2013, borrowings under the credit line were $9.1 million with an interest rate of 1.85%.
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
Segment information for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30, 2013			Adjusted Three Months Ended September 30, 2012
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Specialty Engineered Materials	$177.4	$188.8	$15.7	$126.9	$136.6	$13.1
Global Color, Additives and Inks	216.4	219.0	28.7	190.5	191.1	18.6
Designed Structures and Solutions	187.4	187.8	10.9	—	—	—
Performance Products and Solutions	155.2	176.1	14.3	137.5	156.3	12.3
PolyOne Distribution	272.5	275.0	16.6	252.8	254.4	16.4
Corporate and eliminations	—	(37.8)	(24.6)	—	(30.7)	(16.9)
Total	$1,008.9	$1,008.9	$61.6	$707.7	$707.7	$43.5

	Nine Months Ended September 30, 2013			Adjusted Nine Months Ended September 30, 2012
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Specialty Engineered Materials	$507.1	$540.8	$48.2	$385.0	$417.5	$37.7
Global Color, Additives and Inks	648.9	653.7	83.4	603.4	605.0	62.6
Designed Structures and Solutions	427.1	428.2	21.4	—	—	—
Performance Products and Solutions	452.8	512.8	41.8	437.8	492.3	31.6
PolyOne Distribution	811.7	818.1	49.7	783.6	788.0	49.8
Corporate and eliminations	—	(106.0)	(61.7)	—	(93.0)	(57.5)
Total	$2,847.6	$2,847.6	$182.8	$2,209.8	$2,209.8	$124.2

	Total Assets
(In millions)	September 30, 2013	December 31, 2012
Global Specialty Engineered Materials	$476.9	$396.6
Global Color, Additives and Inks	963.2	901.7
Designed Structures and Solutions	556.9	—
Performance Products and Solutions	237.2	205.4
PolyOne Distribution	225.4	212.9
Corporate and eliminations	483.5	411.4
Total assets	$2,943.1	$2,128.0

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
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company (nka Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which the Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. These same Court rulings and the settlement agreement provide a mechanism to allocate future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. We will adjust our environmental reserve in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). USEPA has required certain changes to the remedial investigation report, and revisions are ongoing. We have since undertaken steps to develop a feasibility study, including engaging a third party to perform ground water modeling at this site. We believe the results of the ongoing ground water model will allow us to begin developing remedial alternatives. As of September 30, 2013, we cannot reasonably estimate an adjustment to our current reserves because the remediation alternatives have not yet advanced to a stage where a reasonable estimate can be made. As such, it is reasonably possible that a future adjustment may have a material adverse impact to our Condensed Consolidated Statements of Income.
On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. Spartech acquired the owner of this facility, Franklin Plastics Corp., in a 1986 stock transaction, and Franklin Plastics Corp. subsequently became Franklin-Burlington. The USEPA has requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (RIFS) of the Lower Passaic River. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to or agree to bear any such remediation or natural resource damage costs. The USEPA continues to evaluate the remedial options, and the scope and cost of any remedial activity has not yet been determined.
Given the uncertainties related to the Lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington have not yet been determined, we are not able to assess or estimate our liability, if any, related to this matter.
During the nine months ended September 30, 2013 and 2012, PolyOne recognized $8.6 million and $9.7 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the nine months ended September 30, 2013, we received $20.1 million of proceeds from insurance recoveries compared to less than $0.1 million during the nine months ended September 30, 2012. These expenses and the gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $76.5 million at September 30, 2013 and $75.4 million at December 31, 2012, for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2013. However, such additional costs, if any, cannot presently be estimated.

Other legal matters — In the third quarter of 2013, we received $7.0 million in connection with the resolution of commercial litigation in which we had an interest. We recognized this gain within the Selling and administrative expense line within our Condensed Consolidated Statements of Income in the three months ended September 30, 2013.
Litigation Related to the Merger with Spartech — On March 5, 2013, counsel for the parties in the lawsuits entered into a memorandum of understanding, in which they agreed on the terms of a settlement of the In re Spartech Corporation Shareholder Litigation, including dismissal with prejudice and a release of all claims made therein against all defendants. Defendants agreed to the terms of the proposed settlement in order to avoid the substantial burden, expense, risk, inconvenience, and distraction of continued litigation, including the risk of delaying or adversely affecting the merger. On October 22, 2013, the parties entered into a stipulation of settlement. The proposed settlement remains conditioned upon, among other things, final approval of the proposed settlement by the Circuit Court of St. Louis County, Missouri. There can be no assurance that the court will approve the settlement, or that the settlement conditions will be met. PolyOne is insured with respect to these lawsuits.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, and $30.5 million as of September 30, 2013. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
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

Financial instruments accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$322.8	$322.8	$—	$—
Foreign currency forwards	—	—	—	—
Foreign currency options	—	—	—	—

	December 31, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$210.0	$210.0	$—	$—
Foreign currency forwards	—	—	—	—
Foreign currency options	0.6	—	0.6	—
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
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at September 30, 2013 and December 31, 2012 was $983.7 million and $741.0 million, respectively, compared to carrying values of $987.7 million and $706.9 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of PolyOne’s debt instruments primarily represent Level 1 measurements within the fair value hierarchy.
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
The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2013
(In millions)	Notional	Other current assets
Foreign currency options	$6.8	$—
Foreign currency forwards	13.0	—
Total		$—

	December 31, 2012
(In millions)	Notional	Other current assets
Foreign currency options	$31.2	$0.6
Foreign currency forwards	13.8	—
Total		$0.6
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended September 30,
(In millions)	2013	2012	Location
Foreign currency options losses	$(0.2)	$(0.7)	Selling and administrative expense
Foreign currency forwards losses	(0.5)	(0.2)	Other expense, net

	Nine Months Ended September 30,
(In millions)	2013	2012	Location
Foreign currency options losses	$(0.4)	$(0.6)	Selling and administrative expense
Foreign currency forwards - gains	0.1	—	Other expense, net
Note 16 — EQUITY
Changes in equity for the nine months ended September 30, 2013 and September 30, 2012 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$629.1	$2.3	$631.4
Net income	219.2	(0.7)	218.5
Other comprehensive income
Translation adjustment	(3.0)	—	(3.0)
Total comprehensive income	216.2	(0.7)	215.5
Cash dividend declared	(16.9)	—	(16.9)
Issuance of common shares in connection to the Spartech acquisition	253.8	—	253.8
Repurchase of common shares	(95.7)	—	(95.7)
Stock incentive plan activity	8.1	—	8.1
Noncontrolling interest activity	—	0.4	0.4
Balance at September 30, 2013	$994.6	$2.0	$996.6

Balance at December 31, 2011	$588.3	$—	$588.3
Net income	68.8	—	68.8
Other comprehensive income
Translation adjustment	(1.2)	—	(1.2)
Amortization of prior service credits, net of $4.9 tax	(8.2)	—	(8.2)
Total comprehensive income	59.4	—	59.4
Cash dividend declared	(13.3)	—	(13.3)
Repurchase of common shares	(15.9)	—	(15.9)
Stock incentive plan activity	10.8	—	10.8
Noncontrolling interest activity	—	2.4	2.4
Balance at September 30, 2012	$629.3	$2.4	$631.7
On October 23, 2012, PolyOne's Board of Directors further increased the common stock repurchase authorization amount by 13.2 million shares of common stock to 20.0 million. During 2013, we repurchased approximately 3.8 million shares of common stock at an aggregate price of $95.7 million. As of September 30, 2013, there were approximately 16.2 million shares available for repurchase under these authorizations.

Effective January 1, 2013, the Company adopted recently issued accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments to current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations, financial position or cash flows. Further, for the nine-month period ended September 30, 2013, there were no reclassifications from accumulated other comprehensive loss to other comprehensive income.
Changes in accumulated other comprehensive loss year-to-date as of September 30, 2013 and 2012 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2013	$(16.5)	$5.2	$0.2	$(11.1)
Translation adjustments	(3.0)	—	—	(3.0)
Balance at September 30, 2013	$(19.5)	$5.2	$0.2	$(14.1)

Balance at January 1, 2012	$(17.6)	$16.1	$0.2	$(1.3)
Translation adjustments	(1.2)	—	—	(1.2)
Prior service credits recognized during the year, net of tax of $4.9	—	(8.2)	—	(8.2)
Balance at September 30, 2012	$(18.8)	$7.9	$0.2	$(10.7)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations and net income attributable to PolyOne common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	Adjusted 2012	2013	Adjusted 2012
(In millions)
Sales	$1,008.9	$707.7	$2,847.6	$2,209.8
Operating income	61.6	43.5	182.8	124.2
Net income from continuing operations	23.0	19.4	72.3	53.1
Net income attributable to PolyOne common shareholders	$23.0	$24.0	$219.2	$68.8
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
On July 10, 2013, PolyOne determined that it will close six former Spartech North American manufacturing facilities acquired in the March 2013 acquisition and relocate production to other PolyOne facilities over the next 12 to 18 months. These actions are expected to be completed by the end of 2014 and generate annualized pre-tax savings of approximately $25.0 million by 2015.

On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration, subject to a working capital adjustment that is expected to be finalized in the fourth quarter of 2013. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($138.0 million net of tax), which is reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.

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
Results of Operations — Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2013	Adjusted 2012**	Change	% Change	2013	Adjusted 2012**	Change	% Change
Sales	$1,008.9	$707.7	$301.2	42.6%	$2,847.6	$2,209.8	$637.8	28.9%
Cost of sales	827.6	572.6	(255.0)	(44.5)%	2,300.3	1,798.4	(501.9)	(27.9)%
Gross margin	181.3	135.1	46.2	34.2%	547.3	411.4	135.9	33.0%
Selling and administrative expense	119.7	91.6	(28.1)	(30.7)%	364.6	287.6	(77.0)	(26.8)%
Income related to previously owned equity affiliates	—	—	—	—	0.1	0.4	(0.3)	(75.0)%
Operating income	61.6	43.5	18.1	41.6%	182.8	124.2	58.6	47.2%
Interest expense, net	(16.0)	(12.4)	(3.6)	(29.0)%	(48.2)	(37.1)	(11.1)	(29.9)%
Debt extinguishment costs	(5.2)	—	(5.2)	nm*	(15.8)	—	(15.8)	nm*
Other expense, net	(1.6)	(0.5)	(1.1)	(220.0)%	(1.4)	(2.7)	1.3	48.1%
Income from continuing operations before income taxes	38.8	30.6	8.2	26.8%	117.4	84.4	33.0	39.1%
Income tax expense	(15.8)	(11.2)	(4.6)	(41.1)%	(45.1)	(31.3)	(13.8)	(44.1)%
Net income from continuing operations	23.0	19.4	3.6	18.6%	72.3	53.1	19.2	36.2%
Income from discontinued operations, net of income taxes	(0.2)	4.6	(4.8)	nm*	146.2	15.7	130.5	nm*
Net income	$22.8	$24.0	$(1.2)	(5.0)%	$218.5	$68.8	$149.7	217.6%
Net loss attributable to noncontrolling interests	0.2	—	0.2	nm*	0.7	—	0.7	nm*
Net income attributable to PolyOne common shareholders	$23.0	$24.0	$(1.0)	(4.2)%	$219.2	$68.8	$150.4	218.6%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.24	$0.22			$0.77	$0.60
Discontinued operations	—	0.05			1.53	0.17
Total	$0.24	$0.27			$2.30	$0.77

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.24	$0.22			$0.76	$0.59
Discontinued operations	—	0.05			1.51	0.17
Total	$0.24	$0.27			$2.27	$0.76
*Not meaningful.
** Adjusted to present the Resin Business as a discontinued operation.
Sales
Sales increased 42.6% in the third quarter of 2013 compared to the third quarter of 2012, driven by a 38.8% increase attributable to the acquisitions of Spartech and Glasforms Inc. (Glasforms). Increased pricing, primarily associated with higher raw material costs, combined with improved mix, increased sales 3.7%, while favorable currency exchange rates impacted sales by 0.7%. These increases were partially offset by volume declines of 0.6%.
Sales increased 28.9% in the nine months ended September 30, 2013 compared to the nine months ended September, 30 2012, driven by a 28.4% increase attributable to the acquisitions of Spartech and Glasforms, and a 2.7% increase due to higher pricing primarily associated with raw material inflation and improved mix, while favorable currency exchange rates impacted sales by 0.3%. These increases were partially offset by a 2.5% decrease in volumes, primarily related to lower demand in Europe.
Cost of sales
As a percent of sales, cost of sales increased from 80.9% in the third quarter of 2012 to 82.0% in the third quarter of 2013, primarily due to $4.8 million of asset-related restructuring charges reflected within Costs of goods sold, combined with the impact of Spartech' sales, which currently have lower margins than organic PolyOne. Costs of sales as a percentage of sales declined from 81.4% in the nine months ended September 30, 2012 to 80.8% in the nine months ended September 30, 2013. The improvement for the nine months ended September 30, 2013 was driven primarily by improved organic mix in our specialty segments and insurance recoveries of $20.1 million. These improvements were partially offset by the mix effect of Spartech's sales, which currently have lower margins than organic PolyOne, and the $4.8 million of asset-related restructuring charges.
Selling and administrative expense
Selling and administrative expense increased $28.1 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily related to acquisitions and acquisition-related costs totaling $21.4 million and increased restructuring costs of $4.8 million. The remaining increase primarily relates to additional commercial resources and inflation, which more than offset a commercial litigation gain of $7.0 million.
Selling and administrative expense increased $77.0 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily related to acquisitions and acquisition-related costs totaling $53.5 million, increased restructuring costs of $8.8 million and increased stock based compensation expense of $5.4 million. The remaining increase primarily relates to additional commercial resources and inflation, which more than offset a commercial litigation gain of $7.0 million.
Interest expense, net
Net interest expense increased in the third quarter and nine months ended September 30, 2013, as compared to the third quarter and nine months ended September 30, 2012, due to a higher average debt balance during 2013, as discussed in Note 11, Financing Arrangements.
Debt extinguishment costs
Debt extinguishment costs of $5.2 million were recognized during the third quarter of 2013 related to the repurchase of $43.4 million aggregate principal amount of our 7.375% senior notes due 2020 and $1.3 million aggregate principal amount of our 7.50% debentures due 2015. Debt extinguishment costs of $15.8 million for the nine months ended September 30, 2013, includes $10.6 million related to the repayment, in the first quarter, of the outstanding principal amount of $297.0 million under our senior secured term loan.
Income tax expense
Income tax expense from continuing operations was $15.8 million for the third quarter of 2013 compared to $11.2 million in the third quarter of 2012. Income tax expense was $45.1 million for the nine months ended September 30, 2013 compared to $31.3 million for the nine months ended September 30, 2012. These income tax increases were driven primarily by increased earnings in 2013, with a shift in earnings to the United States driven by the acquisitions of Spartech and Glasforms, which have earnings primarily in the United States.
Discontinued operations, net of income taxes
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration which resulted in the recognition of a pre-tax gain of $223.7 million ($138.0 million net of tax). This gain, net of tax, along with the operating results through the date of sale, are reflected within the Income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.

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

Sales and Operating Income — Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2013	Adjusted 2012 **	Change	% Change	2013	Adjusted 2012**	Change	% Change
Sales:
Global Specialty Engineered Materials	$188.8	$136.6	$52.2	38.2%	$540.8	$417.5	$123.3	29.5%
Global Color, Additives and Inks	219.0	191.1	27.9	14.6%	653.7	605.0	48.7	8.0%
Designed Structures and Solutions	187.8	—	187.8	nm*	428.2	—	428.2	nm*
Performance Products and Solutions	176.1	156.3	19.8	12.7%	512.8	492.3	20.5	4.2%
PolyOne Distribution	275.0	254.4	20.6	8.1%	818.1	788.0	30.1	3.8%
Corporate and eliminations	(37.8)	(30.7)	(7.1)	(23.1)%	(106.0)	(93.0)	(13.0)	(14.0)%
Total Sales	$1,008.9	$707.7	$301.2	42.6%	$2,847.6	$2,209.8	$637.8	28.9%

Operating income:
Global Specialty Engineered Materials	$15.7	$13.1	$2.6	19.8%	$48.2	$37.7	$10.5	27.9%
Global Color, Additives and Inks	28.7	18.6	10.1	54.3%	83.4	62.6	20.8	33.2%
Designed Structures and Solutions	10.9	—	10.9	nm*	21.4	—	21.4	nm*
Performance Products and Solutions	14.3	12.3	2.0	16.3%	41.8	31.6	10.2	32.3%
PolyOne Distribution	16.6	16.4	0.2	1.2%	49.7	49.8	(0.1)	(0.2)%
Corporate and eliminations	(24.6)	(16.9)	(7.7)	(45.6)%	(61.7)	(57.5)	(4.2)	(7.3)%
Total Operating Income	$61.6	$43.5	$18.1	41.6%	$182.8	$124.2	$58.6	47.2%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	8.3%	9.6%	(1.3)	% points	8.9%	9.0%	(0.1)	% points
Global Color, Additives and Inks	13.1%	9.7%	3.4	% points	12.8%	10.3%	2.5	% points
Designed Structures and Solutions	5.8%	—%	nm*	nm*	5.0%	—%	nm*	nm*
Performance Products and Solutions	8.1%	7.9%	0.2	% points	8.2%	6.4%	1.8	% points
PolyOne Distribution	6.0%	6.4%	(0.4)	% points	6.1%	6.3%	(0.2)	% points
Total	6.1%	6.1%	—	% points	6.4%	5.6%	0.8	% points
*Not meaningful.
** Adjusted to present the Resin Business as a discontinued operation and to re-classify our Specialty Coatings business from the Performance Products and Solutions segment to the Global Color, Additives and Inks segment.

Global Specialty Engineered Materials
Sales increased $52.2 million, or 38.2%, in the third quarter of 2013 compared to the third quarter of 2012. Sales increased 34.2% due to the Spartech and Glasforms acquisitions and 3.6% due to increased sales primarily in the consumer and transportation end markets, while favorable foreign exchange rates impacted sales by 1.3%. These increases were partially offset by decreased pricing and mix of 0.9%. Sales increased $123.3 million, or 29.5% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Sales increased 27.2% due to the Spartech and Glasforms acquisitions and 2.4% due to increased volume, while favorable foreign exchange rates impacted sales 0.5%. These increases were partially offset by decreased pricing and mix of 0.6%.
Operating income increased $2.6 million in the third quarter of 2013 as compared to the third quarter of 2012. Organically, operating income increased $1.8 million, while acquisitions increased operating income by $0.8 million. Operating income increased $10.5 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. These increases are driven primarily by improved organic profitability and acquisitions. Operating income of 8.3% of sales was 1.3% lower for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to the impact of Spartech sales, which currently have lower margins than organic Global Specialty Engineered Materials. Organically, quarterly operating income as a percentage of sales improved from 9.6% in 2012 to 10.5% in 2013, while year-to-date organic operating income as a percentage of sales improved from 9.0% in 2012 to 10.8% in 2013.

Global Color, Additives and Inks
Sales increased $27.9 million, or 14.6%, in the third quarter of 2013 compared to the third quarter of 2012. Sales increased 10.5% as a result of acquisitions, 6.6% due to improved price and mix and 1.5% due to favorable exchange rate impacts. These increases were partially offset by a 4.0% decline in volume primarily in the industrial and packaging end markets. Sales increased $48.7 million, or 8.0%, in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Sales increased 7.5% as a result of acquisitions, 6.6% due to increased pricing and mix, and 0.8% due to favorable exchange rates impacts. This increase was partially offset by decreased volumes of 6.9% primarily related to the industrial and packaging end markets.
Operating income increased $10.1 million in the third quarter of 2013 as compared to the third quarter of 2012 and $20.8 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases are primarily due to organic improvement in mix, acquisitions and cost reductions as a result of previously announced restructuring actions, primarily in Europe. Operating income of 13.1% of sales was 3.4% higher for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to organic mix improvement partially offset by Spartech sales, which currently have lower margins than organic Global Color, Additives and Inks.
Designed Structures and Solutions
The Designed Structures and Solutions segment is comprised of the former Spartech Custom Sheet and Rollstock and Packaging Technology segments. Sales for this segment were $187.8 million and $428.2 million in the third quarter of 2013 and since the date of acquisition, respectively.
Operating income for this segment was $10.9 million and $21.4 million in the third quarter of 2013 and since the date of acquisition, respectively.

Performance Products and Solutions
Sales increased $19.8 million, or 12.7%, in the third quarter of 2013 compared to the third quarter of 2012. Sales increased 12.8% due to acquisitions and 5.9% due to improved pricing and mix, while favorable foreign exchange rates impacted sales 0.1%. These increases were partially offset by volume declines of 6.1% primarily in the packaging, transportation and building and construction end markets. Sales increased $20.5 million, or 4.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Sales increased 8.0% due to acquisitions and 2.1% due to higher pricing associated with raw material costs, and improved mix. These increases in sales were partially offset by volume declines of 5.9% primarily related to contract manufacturing for the transportation end market.

Operating income increased $2.0 million in the third quarter of 2013 compared to the third quarter of 2012, and $10.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to acquisitions and improved price and mix.
PolyOne Distribution
Sales increased $20.6 million, or 8.1%, in the third quarter of 2013 compared to the third quarter of 2012, primarily related to increased volume of 4.6% and increased pricing associated with higher raw material costs of 3.5%. Sales increased $30.1 million, or 3.8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Increased pricing associated with higher raw material costs increased sales by 2.2%, while volume increases favorably impacted sales by 1.6%.
Operating income increased $0.2 million in the third quarter of 2013 compared to the third quarter of 2012 due to increased sales. Operating income decreased $0.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to favorable raw material cost dynamics in the first nine months of 2012 that did not repeat in the first nine months of 2013.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	Adjusted 2012	2013	Adjusted 2012
Environmental remediation costs	$(5.3)	$(5.2)	$(8.6)	$(9.7)
Employee separation and plant phase-out costs	(10.9)	(1.3)	(23.7)	(10.5)
Stock based compensation expense	(3.1)	(2.8)	(13.2)	(7.8)
Incentive compensation	(7.0)	(6.4)	(19.9)	(18.9)
Acquisition related costs, including inventory fair value adjustments	(1.2)	(0.7)	(14.8)	(7.3)
Legal settlements and environmental insurance recoveries	7.0	—	27.1	—
All other and eliminations (1)	(4.1)	(0.5)	(8.6)	(3.3)
Total Corporate and eliminations	$(24.6)	$(16.9)	$(61.7)	$(57.5)
(1) All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt. By staggering maturities, we avoid concentrations of debt, reducing liquidity risk. As we have previously done in 2013, we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Over a period of 18 to 24 months beginning March 13, 2013, we plan to repurchase at least 10.0 million shares of our common stock, which is the number of shares that we issued in conjunction with the Spartech acquisition. We have repurchased approximately 3.8 million shares under this plan through the third quarter of 2013. Such repurchases or exchanges, if any, and the timing thereof, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
The following table summarizes our liquidity as of September 30, 2013 and December 31, 2012:

(In millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$322.8	$210.0
Revolving credit availability	307.8	171.2
Liquidity	$630.6	$381.2
As of September 30, 2013, approximately 62.4% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes.

Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under revolving credit facilities, should allow us to maintain adequate levels of available liquidity to fund our operations, meet debt service obligations and minimum pension funding requirements for both the short-term and long-term.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012.
Operating Activities — In the nine months ended September 30, 2013, net cash used by operating activities was $4.8 million as compared to net cash provided by operating activities of $86.9 million in the nine months ended September 30, 2012. The increase in net cash used by operating activities of $91.7 million is primarily driven by the $50.0 million voluntary pension payment made in the first quarter of 2013 and increased tax payments in 2013 compared to 2012, as a result of increased earnings and the gain related to the sale of the Resin Business.
Working capital as a percentage of sales, which we define as average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the third quarter of 2013 increased to 11.4% compared to 10.5% for the third quarter of 2012. The increase in working capital primarily relates to the acquisitions of Spartech and Glasforms, which unfavorably impacted working capital by 0.8%. Days sales outstanding for the third quarter of 2013 was 46.6 compared to 48.1 for the third quarter of 2012.
Investing Activities — Cash used by investing activities during the nine months ended September 30, 2013 was $26.5 million, primarily reflecting the acquisition of Spartech of $258.8 million, net of cash acquired, and capital expenditures of $41.8 million. These cash outflows were partially offset by cash proceeds received of $274.7 million primarily related to the sale of our Resin Business of $250.0 million and $24.1 million primarily related to year two of the potential three year earn-out from the sale of our 50% equity investment in SunBelt Chlor Alkali Partnership (SunBelt).
Cash used by investing activities during the first nine months of 2012 was $14.1 million, primarily reflecting cash proceeds of $18.5 million from year one of the potential three year earn-out from the sale of our 50% equity investment in SunBelt, partially offset by capital expenditures of $33.0 million.
Financing Activities — Net cash provided by financing activities for the nine months ended September 30, 2013 was $143.2 million, which primarily includes repayments of our senior secured term loan of $297.0 million, the repurchase of $43.4 million aggregate principal amount of our 7.375% senior notes due 2020, and the repurchase of $1.3 million aggregate principal payment of our 7.50% debentures due 2015, debt financing costs of $13.0 million, repurchases of $95.7 million of our outstanding common stock and cash dividends paid of $15.7 million. These cash outflows were more than offset by proceeds received from the issuance of our senior notes due 2023 of $600.0 million, net proceeds from borrowings under our credit facilities of $8.7 million and income tax benefits of $5.2 million related to the exercise of equity awards.

Net cash used by financing activities for the nine months ended September 30, 2012 was $16.6 million, which includes principal repayments of $2.3 million on our term loan, repurchases of $15.9 million of our outstanding common shares, and cash dividends paid of $12.5 million. These outflows were partially offset by income tax benefits of $11.7 million related to the exercise of equity awards and $2.4 million received from non-controlling interests related to the funding of our joint venture in Saudi Arabia.

Debt
As of September 30, 2013, debt totaled $987.7 million. Aggregate maturities of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2013	$9.6
2014	0.4
2015	57.2
2016	0.5
2017	0.5
2018	0.6
Thereafter	918.9
Aggregate maturities	$987.7
In the third quarter of 2013, we repurchased $43.4 million aggregate principal amount of our 7.375% senior notes due 2020 and $1.3 million aggregate principal amount of our 7.50% debentures due 2015. For the nine months ended September 30, 2013, we recognized debt extinguishment costs of $15.8 million related to the early retirement of debt, which is shown within the Debt extinguishment costs line in our Condensed Consolidated Statements of Income.
On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of September 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and had availability of $307.8 million under this facility.
On February 28, 2013, we issued $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear interest at an annual rate of 5.25% payable semi-annually, in arrears, on March 15 and September 15 of each year, which commenced on September 15, 2013. We used a portion of the proceeds to repay the outstanding principal amount of $297.0 million under our senior secured term loan.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank. As of September 30, 2013, borrowings under the credit line were $9.1 million with an interest rate of 1.85%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale and $30.5 million as of September 30, 2013. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended September 30, 2013, there were no material changes to these obligations as reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2013.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, under the supervision of and with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. We acquired a controlling interest in Spartech on March 13, 2013. As of September 30, 2013, Spartech constituted 24.1% of our total assets. As the Spartech acquisition occurred during the first quarter of 2013, the scope of our assessment of the effectiveness of PolyOne’s disclosure controls and procedures does not include Spartech. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon this evaluation, PolyOne’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, its disclosure controls and procedures were effective.
Changes in internal control over financial reporting
Other than the impact of the Spartech acquisition, there were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Management is currently evaluating the impact of Spartech on PolyOne's internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	3,132	$24.99	3,132	17,030,151
August 1 to August 31	587,792	27.93	587,792	16,442,359
September 1 to September 30	285,664	28.10	285,664	16,156,695
Total	876,588	$27.97	876,588

(1) In August 2008, PolyOne's Board of Directors approved a common stock repurchase program authorizing PolyOne to purchase up to 10.0 million shares of its common stock. Between August 2008 and October 2011, PolyOne repurchased 5.3 million shares of common stock available for repurchase, at an average price paid per share of $11.71. On October 11, 2011, PolyOne's Board of Directors increased the common stock repurchase authorization by an additional 5.3 million shares of common stock. From October 2011 through October 2012, PolyOne repurchased 3.2 million shares of common stock available for repurchase, at an average price per share of $11.54. On October 23, 2012, PolyOne's Board of Directors further increased the common stock repurchase authorization amount by an additional 13.2 million shares of common stock to 20.0 million. From March 13, 2013 to September 30, 2013, PolyOne repurchased 3.8 million shares of common stock available for repurchase at an average price per share of $24.89. Purchases of common stock may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. Exhibits
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 25, 2013	POLYONE CORPORATION

/s/ Richard J. Diemer, Jr.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Richard J. Diemer, Jr., Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard J. Diemer, Jr., Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document