Form 10-K
period 2013-12-31
POLYONE CORP
filed 2014-02-13
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 28, 2013, determined using a per share closing price on that date of $24.78, as quoted on the New York Stock Exchange, was $2,288,423,509.
The number of shares of common shares outstanding as of January 31, 2014 was 94,765,479.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2014 Annual Meeting of Shareholders.

POLYONE  CORPORATION

PART I
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the industries in which we participate;

•	fluctuations in raw material prices, quality and supply, and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

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

•
our ability to realize anticipated savings and operational benefits from the realignment of assets, including the planned closure of certain manufacturing facilities; the timing of closings and shifts of production to new facilities related to asset realignments and any unforeseen disruptions of service or quality caused by such closings and/or production shifts; separation and severance amounts that differ from original estimates, amounts for non-cash charges related to asset write-offs and accelerated depreciation realignments of property, plant and equipment, that differ from original estimates;

•	our ability to identify and evaluate acquisition targets and consummate acquisitions;

•
the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including, without limitation, ColorMatrix, Glasforms and Spartech;

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

1 POLYONE CORPORATION

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
ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymers and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities in North America, South America, Europe, Asia and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
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
PolyOne Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We employ approximately 7,000 people and have 85 manufacturing sites and 8 distribution facilities in North America, South America, Europe and Asia. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2013, we had sales of $3.8 billion, 33% of which were to customers outside the United States.
We provide value to our customers with solutions built upon our ability to leverage our polymer and formulation expertise with our operational capabilities, being the essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more essential as our customers need reliable suppliers with global reach and more effective solutions to improve their profitability and competitive advantage. Our goal is to provide our customers with specialized materials and service solutions through our global reach, broad market knowledge, technical expertise, product breadth, efficient manufacturing operations, a fully integrated information technology network, and raw material procurement leverage. Our end markets are primarily in transportation, packaging, building and construction, industrial, healthcare, consumer, wire and cable, electrical and electronics, and appliance.
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

2 POLYONE CORPORATION

Thermoplastic polymers make up a substantial majority of the resin market and are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure are applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polyvinyl chloride, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular application. Thermoplastic composites include these base resins, but are combined with a structural filler such as glass, carbon or polymer fibers to enhance strength, rigidity and structure. Further performance can be delivered through an engineered thermoplastic sheet or thick film, which may incorporate more than one resin formulation or composite in multiple layers to impart additional properties such as gas barrier, structural integrity and lightweighting.
Thermoplastic and polymer composites are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, institutional products, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
Various additives can be formulated with a base resin and further engineered into a structure to provide them with greater versatility and performance. Polymer formulations and structures have advantages over metals, wood, rubber, glass and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications that range from automobile parts to construction materials. These specialized polymers offer advantages compared to traditional materials that include design freedom, processability, weight reduction, chemical resistance, flame retardance and lower cost. Plastics are renown for their durability, aesthetics, ease of handling and recyclability.
PolyOne Segments
We operate in five reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution.
On May 30, 2013, we sold our vinyl dispersion, blending and suspension resin assets (the "Resin Business") to Mexichem Specialty Resins Inc. (Mexichem). As a result of the sale, the Resin Business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation in all periods presented.
On March 13, 2013 PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri. The Spartech acquisition expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth.
Spartech's results have been reflected within our Consolidated Statements of Income and within our newly created Designed Structures and Solutions segment, as well as within our existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments, since the date of acquisition.
Our segments are further discussed in Note 16, Segment Information.

3 POLYONE CORPORATION

Global Specialty Engineered Materials
Global Specialty Engineered Materials is a leading provider of specialty polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Global Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, Asia and South America. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
On December 19, 2012, the Company acquired Glasforms, Inc. (Glasforms), a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products. Glasforms results are included within the Global Specialty Engineered Materials segment.
Global Color, Additives and Inks
Global Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with a non-base resin, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Our offering also includes proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Global Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Asia and Africa.
On December 21, 2011, the Company completed the acquisition of all of the outstanding equity of ColorMatrix for $486.1 million, net of cash acquired. ColorMatrix is a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants.
Designed Structures and Solutions
On March 13, 2013, the Company completed the acquisition of Spartech, a supplier of plastic sheet, color and engineered materials, and packaging solutions. As a result of the acquisition, a new reportable segment, "Designed Structures and Solutions", was created. Designed Structures and Solutions is comprised of the former Spartech Custom Sheet and Rollstock and Packaging Technologies businesses. We believe PolyOne's Designed Structures and Solutions segment is a market leader in providing specialized, full service and innovative solutions in engineered polymer structures, rigid barrier packaging and specialty cast acrylics. We utilize a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or deliver design and visual aesthetics to meet our customers’ needs. Our offering also includes a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical, consumer and graphic arts markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.

4 POLYONE CORPORATION

Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and extrusion processors located in North America and Asia. The Geon brand name carries strong recognition globally. Geon Performance Materials' products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom formulation development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: wire and cable, healthcare, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary compounds for pressure pipe and drip irrigation applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.

PolyOne Distribution
The PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced solutions, principally to the North American and Asian markets. These products are sold to over 6,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 25 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. Recent expansion in Central America and Asia have bolstered PolyOne Distribution's ability to serve the specialized needs of customers globally.
Competition
The production of plastics and the manufacturing of custom and proprietary formulated color and additives systems for the plastics industry are highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent formulator of plastic materials and producer of custom and proprietary color and additive systems in the United States and Europe, with a growing presence in Asia and South America. Our competitors range from large international companies with broad product offerings to local independent custom producers whose focus is a specific market niche or product offering.
The distribution of polymer resin is also highly competitive. Speed, service, reputation, product line, brand recognition, delivery, quality and price, are the principal factors affecting competition. We compete against other national independent resin distributors in North America, along with other regional distributors. Growth in the polymer distribution market is directly correlated with growth in the base polymer resins market. We believe that the strength of our company name and reputation, the broad range of product offerings from our suppliers and our speed and responsiveness, coupled with the quality of products and agility of our distribution network, allow us to compete effectively.
Raw Materials
The primary raw materials used by our manufacturing operations are polyvinyl chloride (PVC) resin, polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which we believe are in adequate supply. We have a long-term supply contract with Oxy Vinyls LP, a former equity investment affiliate, under which the majority of our PVC resin is supplied. This contract contains a year-by-year evergreen renewal provision, unless terminated by either party with a one-year advance notice. We believe this contract assures the availability of adequate amounts of PVC resin. We also believe that the pricing under this contract provides PVC resins to us at a competitive cost. See the discussion of risks associated with raw material supply and costs in Item 1A “Risk Factors”.
Patents and Trademarks
We own and maintain a number of patents and trademarks in the U.S. and other key countries that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years from filing date if all fees are paid, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the

5 POLYONE CORPORATION

broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or cash flows. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks. The acquisition of ColorMatrix significantly increased the number of global patents and trademarks which we own and maintain.
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
Significant Customers
No customer accounted for more than 2% of our consolidated revenues in 2013, and we do not believe we would suffer a material adverse effect if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development from continuing operations was $52.6 million in 2013, $41.3 million in 2012 and $36.4 million in 2011.
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
Employees
As of December 31, 2013, we employed approximately 7,000 people. Approximately 10% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.
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
We maintain a disciplined environmental and occupational safety and health compliance program and conduct periodic internal and external regulatory audits at our facilities to identify and categorize potential environmental exposures, including compliance matters and any actions that may be required to address. This effort can result in process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements.

6 POLYONE CORPORATION

We are strongly committed to safety as evidenced by our injury incidence rate of 0.97 per 100 full-time workers per year in 2013, our first reporting year including recently acquired Glasforms and Spartech. Our legacy PolyOne operations reported an incidence rate of 0.59 in 2013 compared to 0.54 in 2012. The 2012 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 5.0.
In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the Restrictions on the Use of Certain Hazardous Substances (RoHS), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), the Dodd-Frank Wall Street Reform and Consumer Protection Act (covering Conflict Minerals), and the Consumer Product Safety Improvement Act, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products, could also result in additional costs or liabilities.
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
We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with their investigation and remediation of a number of environmental sites. While government agencies assert that PRPs are jointly and severally liable at these sites, in our experience, interim and final allocations of liability costs are generally made based on the relative contribution of waste. However, even when allocations of costs based on relative contribution of waste have been made, we cannot assure that our allocation will not increase if other PRPs do not pay their allocated share of these costs.
We incurred environmental expenses, before insurance recoveries, of $61.2 million in 2013, $12.8 million in 2012 and $9.7 million in 2011. Our environmental expense in 2013, 2012 and 2011 related mostly to ongoing remediation projects. In 2013 and 2011, we received insurance recoveries $23.5 million and $3.3 million, respectively, as reimbursement of previously incurred environmental remediation costs.
We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites we, or our predecessors, formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations, financial position or cash flows. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. As of December 31, 2013, our reserves totaled $125.9 million, covering probable future environmental expenditures that we can reasonably estimate related to previously contaminated sites. This amount represents our best estimate of probable costs, based upon the information and technology currently available.
Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2013. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed, or additional information is obtained.
Refer to Note 13, Commitments and Contingencies, for further discussion of our environmental liabilities.
We expect cash paid for environmental expenditures will be approximately $12.0 million in 2014.
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

7 POLYONE CORPORATION

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
ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, results of operations, financial position or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, results of operations, financial position or cash flows could be adversely affected.
Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control.
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

If any of these events occur, the demand for and supply of our products and services could suffer.
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

8 POLYONE CORPORATION

•	interruptions and environmental hazards such as chemical spills, discharges or releases of toxic or hazardous substances or gases into the environment or workplace; and

•	storage tank leaks or other issues resulting from remedial activities.
The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing or distribution facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. We are subject to present claims and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for the industry, we may not be fully insured against all potential hazards that are incident to our business or otherwise could occur.
Extensive environmental, health and safety laws and regulations impact our operations and assets.
Our operations on, and ownership of, real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes us to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are improperly handled and released. Environmental compliance requirements on us and our vendors may significantly increase the costs of these activities involving raw materials, energy, finished products and wastes. We may incur substantial costs, including fines, criminal or civil sanctions, damages, remediation costs or experience interruptions in our operations for violations of these laws.
We also conduct investigations and remediation at some of our active and inactive facilities and have assumed responsibility or have been assessed responsibility for environmental liabilities at sites formerly owned or operated by our predecessors or by us. Also, federal and state environmental statutes impose strict, and under some circumstances, joint and several liability for the cost of investigations and remedial actions on any company that generated waste, arranged for disposal of the waste, transported the waste to the disposal site or selected the disposal site, as well as the owners and operators of these sites. Any or all of the responsible parties may be required to bear all of the costs of clean up, regardless of fault or legality of the waste disposal or ownership of the site, and may also be subject to liability for natural resource damages. We have been notified by federal and state environmental agencies and private parties that we may be a potentially responsible party in connection with certain sites. We may incur substantial costs for some of these sites. It is possible that we will be identified as a potentially responsible party at more sites in the future which could result in our being assessed substantial investigation or cleanup costs.
We may also incur additional costs and liabilities as a result of increasingly strict environmental, safety and health laws, regulations and related enforcement policies, restrictions on the use of lead and phthalates under the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008, and restrictions on greenhouse gases emissions.
The European Union has adopted REACH, a legislative act to cover Registration, Evaluation, Authorization and Restriction of Chemicals. The goal of this legislation, which became effective in June 2007, is to minimize risk to human health and to the environment by regulating the use of chemicals. As these regulations evolve, we will endeavor to remain in compliance with REACH, and similar regulations across the globe.
We accrue costs for environmental matters that have been identified when it is probable that these costs will be required and when they can be reasonably estimated. However, we may be subject to additional environmental liabilities or potential liabilities that have not been identified. We expect that we will continue to be subject to increasingly stringent environmental, health and safety laws and regulations. We anticipate that compliance with these laws and regulations will continue to require capital expenditures and operating costs.
Our operations could be adversely affected by various risks inherent in conducting operations worldwide.
As noted above in Item 1, “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe, South America and Asia) was approximately 33% in 2013, 40% in 2012 and 40% in 2011 of our total revenues. Long-lived assets of our foreign operations represented 31% in 2013, 38% in 2012 and 37% in 2011 of our total long-lived assets.

9 POLYONE CORPORATION

International operations are subject to risks, which include, but are not limited to, the following:

•
changes in local government regulations and policies including, but not limited to foreign currency exchange controls or monetary policy, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies;

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
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.
Any of these risks could have an adverse effect on our international operations by reducing the demand for our products. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations that we may be subject to. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.
We engage in acquisitions and joint ventures, and may encounter unexpected difficulties integrating those businesses.
Attainment of our strategic plan objectives require, in part, strategic acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology that accelerates our specialization strategy, or both. Success will depend on our ability to complete these transactions or arrangements, and integrate the businesses acquired in these transactions as well as develop satisfactory working arrangements with our strategic partners in the joint ventures. Unexpected difficulties in integrating recent and future acquisitions with our existing operations and in managing strategic investments could occur. Furthermore, we may not realize the degree, or timing, of benefits initially anticipated.
Natural gas, electricity, fuel and raw material costs, and other external factors that are also beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause fluctuations in our margins.
The cost of our natural gas, electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad, such as climate change regulation. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials there can be no assurance that we can do so in the future.

10 POLYONE CORPORATION

Additionally, our products used in housing, transportation and building and construction markets are impacted by changes in demand in these sectors, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, legislative actions and consumer confidence. These factors can lower the demand for and pricing of our products.
We face competition from other polymer companies as well as chemical companies.
We actively compete with companies that produce the same or similar products, and in some instances, with companies that produce different products that are designed for the same end uses. We encounter competition in price, payment terms, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.
We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers.
We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers. Additionally, some of our customers may already be or may become large enough to justify developing in-house production capabilities. Any significant reduction in customer orders as a result of a shift to in-house production could adversely affect our sales and operating profits.
A major failure of our information systems could harm our business.
We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer hackers or other causes. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective.
Disruptions in the global credit and financial markets could limit our access to credit, which could negatively impact our business.
Global credit and financial markets have experienced volatility in recent years, including volatility in securities prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.
The economic downturn in Europe has had and may in the future have a negative effect on our business and operations.
The economic downturn in Europe has caused, and may in the future cause a negative effect on our results of operations. Many of our customers, distributors and suppliers have been affected by these economic conditions. Current or potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business. In addition, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.
The agreements governing our debt, including our revolving credit facility and debt securities, contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
The agreement governing our senior secured revolving credit facility, and the indentures governing our debt securities, contain a number of significant covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any person or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
In addition, these agreements require us to comply with specific financial ratios and tests, under which we are required to achieve specific financial and operating results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the

11 POLYONE CORPORATION

agreements. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such event, we cannot assure that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the revolving credit facility or debt securities may contain similar restrictive covenants.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and that of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings under our revolving credit facilities will provide adequate sources of liquidity for at least the next twelve months, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.
We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot guarantee that we will be able to refinance any of our indebtedness, including our revolving credit facilities, on commercially reasonable terms or at all.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2013, we had goodwill of $559.0 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 5, Goodwill and Intangible Assets, to the accompanying consolidated financial statements.
Poor investment performance by our pension plan assets may increase our pension liability and expense, which may increase the required funding of our pension obligations and divert funds from other potential uses.
We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. We assumed a weighted average rate of return of 8.41% on pension assets during 2013.
Poor investment performance by our pension plan assets resulting from a decline in prices in the equity and/or fixed income markets could increase the deficit position of our plans. Should the assets earn an average return less than our assumed rate, it is likely that future pension expenses and funding requirements would increase.
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

12 POLYONE CORPORATION

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
The failure to successfully integrate Spartech may adversely affect future results.
The success of our acquisition of Spartech will depend, in part, on our ability to realize anticipated benefits from combining the businesses of PolyOne and Spartech. To realize these anticipated benefits, the businesses of PolyOne and Spartech must be successfully combined. If we are not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
As a result of the Spartech acquisition, we are undergoing restructurings that may cause disruption or could have an adverse effect on our business and operations.
We are undergoing certain restructurings and intended to realize certain of the potential synergies of our acquisition of Spartech. There can be no assurance that such restructurings and reorganizations will be successful or properly implemented. If any of such internal restructurings are not successful or properly implemented, we may fail to realize the potential synergies of the acquisition, which may harm our business and results of operations or cause disruptions to our operations, including disruption in our supply chain.

13 POLYONE CORPORATION

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio we operate globally with principal locations consisting of 85 manufacturing sites and 8 distribution facilities in North America, South America, Europe and Asia. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Global Specialty Engineered Materials	Global Color, Additives and Inks	PolyOne Distribution	Designed Structures and Solutions
1. Long Beach, California	1. McHenry, Illinois	1. Glendale, Arizona	1. Rancho Cucamonga,	1. Arlington, Texas (4)
2. Terre Haute, Indiana	2. Avon Lake, Ohio	2. Kennesaw, Georgia	California	2. Evanston, Illinois (4)
3. Louisville, Kentucky	Dyersburg, Tennessee (1)	Suwanee, Georgia (3)	2. Chicago, Illinois	3. Cape Girardeau,
4. Avon Lake, Ohio	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	3. Eagan, Minnesota	Missouri (4)
5. Clinton, Tennessee	Seabrook, Texas (1)	4. St. Louis, Missouri	4. Edison, New Jersey	4. Goodyear, Arizona (4)
6. Dyersburg, Tennessee	4. Gaggenau, Germany	5. Sullivan, Missouri	5. Statesville, North	5. Greenville, Ohio (4)
7 Pasadena, Texas	5. Istanbul, Turkey	6. Massillon, Ohio	Carolina	6. Hackensack,
8. Seabrook, Texas	6. Barbastro, Spain	7. Norwalk, Ohio	6. Elyria, Ohio	New Jersey (4)
9 Orangeville, Ontario,	7. Melle, Germany	8. North Baltimore, Ohio	7. La Porte, Texas	7. La Mirada, California (4)
Canada	8 & 9. Suzhou, China (2)	9. Lehigh, Pennsylvania	8. Brampton, Ontario,	8. Manitowoc, Wisconsin (4)
10. St. Remi de Napierville,	10. Shenzhen, China	10. Vonore, Tennessee	Canada	9. McMinnville, Oregon (4)
Quebec, Canada	Jurong, Singapore (3)	11. Toluca, Mexico	(8 Distribution Facilities)	10. Muncie, Indiana (4)
11. Dongguan, China	11. Diadema, Brazil	12. Assesse, Belgium		11. Newark, New Jersey (4)
12. Lake Charles, Louisiana (4)	12. Joinville, Brazil	13. Cergy, France		12. Paulding, Ohio (4)
13. Lockport, New York (4)	13. Birmingham, Alabama	14. Tossiat, France		13. Pleasant Hill, Iowa (4)
14. Donora, Pennsylvania (4)	14. Donchery, France (4)	15. Bendorf, Germany		14 & 15. Portage,
Cape Girardeau,	(14 Manufacturing Plants)	16. Gyor, Hungary		Wisconsin (4) (6)
Missouri (1) (4)		17. Kutno, Poland		16. Ripon, Wisconsin (4)
15. Ramos Arizpe, Mexico (4)		18. Pune, India		17. Salisbury, Maryland (4)
(15 Manufacturing Plants)		19. Pamplona, Spain		18. Sheboygan Falls,
		20. Bangkok, Thailand		Wisconsin (4)
		21. Pudong (Shanghai),		19. Stamford, Connecticut (4)
		China		20. Warsaw, Indiana (4)
		22. Jeddah, Saudi Arabia (5)		21. Wichita, Kansas (4)
		Shenzhen, China (1)		22. Grandby, Canada (4)
		23. Tianjin, China		Ramos Arizpe, Mexico (4)
		24. Novo Hamburgo, Brazil		(22 Manufacturing Plants)
25. Berea, Ohio
26. Richland Hills, Texas
27. Bethel, Connecticut
28. Barberton, Ohio
29. Knowsley, United
Kingdom
30. Eindhoven,Netherlands
31. Suzhou, China
32. Shanghai, China
33. Itupeva, Brazil
34. Odkarby, Finland
Manitowoc, Wisconsin (1) (4)
(34 Manufacturing Plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	Facility added in connection with the acquisition of Spartech on March 13, 2013.

(5)	Facility added in connection with the JE.A. Juffali & Brothers Limited joint venture on April 9, 2013.

(6)	There are two manufacturing plants located at Portage, Wisconsin.

14 POLYONE CORPORATION

ITEM 3. LEGAL PROCEEDINGS
In December 2007, the EPA met with the Company to discuss possible violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at its polyvinyl chloride resin manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. Further discussions between representatives for the Company and the EPA occurred in 2008, during which the Company provided additional information requested by the EPA, as well as its position regarding the compliance status of the facilities, and discussed certain modifications to testing procedures and record keeping in these facilities. In January 2009, we received a letter from the EPA proposing a resolution of any violations identified that would include our payment of penalties in the amount of $1.3 million. We subsequently have reached a tentative settlement with the EPA under which the Company would pay a $0.3 million penalty, install certain Supplemental Environmental Projects (each a "SEP") and undertake certain modifications to its operations and recordkeeping at these two facilities.
On May 30, 2013, the Company divested these two facilities, and the business they support to Mexichem. In that transaction, Mexichem undertook to perform the Company’s post-transaction operational obligations under a final settlement with the EPA, other than the obligations to pay the penalty and to install the SEPs. The Company, Mexichem and the United States subsequently executed a settlement document in the form of a Consent Order. The United States thereupon filed an action against the Company in the Central District for Illinois and moved the court to enter the Consent Order. As required by law and regulation, the court ordered publication for public comment. The public comment period expired December 27, 2013. Once the court enters the Consent Order, the Company will pay the penalty and complete installation of the SEPs. Mexichem will have the obligation to honor and perform the recordkeeping and operational modifications contained in the Consent Order going forward.
Information regarding other legal proceedings can be found in Note 13, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of our company, their age as of February 13, 2014 and current position with our company:

Name	Age	Position
Stephen D. Newlin	61	Chairman, President and Chief Executive Officer
Robert M. Patterson	41	Executive Vice President and Chief Operating Officer
Thomas J. Kedrowski	55	Executive Vice President, Global Operations and Process Improvement
Bradley C. Richardson	55	Executive Vice President and Chief Financial Officer
Michael E. Kahler	56	Senior Vice President, Chief Commercial Officer
Craig M. Nikrant	52	Senior Vice President, President of Global Specialty Engineered Materials
Kurt C. Schuering	50	Senior Vice President, President of Distribution
Michael A. Garratt	50	Senior Vice President, President of Performance Products and Solutions
Kenneth M. Smith	59	Senior Vice President, Chief Information and Human Resource Officer
John V. Van Hulle	56	Senior Vice President, President of Global Color, Additives and Inks
Julie A. McAlindon	46	Senior Vice President, President of Designed Structures and Solutions
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

15 POLYONE CORPORATION

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
Bradley C. Richardson: Executive Vice President and Chief Financial Officer, November 2013 to date. Executive Vice President and Chief Financial Officer of Diebold, Incorporated (an integrated self-service delivery manufacturer for the banking industry and security systems) from November 2009 through November 2013. Executive Vice President, Corporate Strategy and Chief Financial Officer at Modine Manufacturing Company (a manufacturer of thermal management systems and components) from 2003 to 2009. Vice President, Performance Management Planning and Control, Chief Financial Officer, Upstream, BP Amoco, London, (a producer of oil, natural gas, and petro chemicals) 2000 to 2003. Mr. Richardson serves on the Board of Directors of Brady Corporation and is Chair of its Audit Committee.
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
Michael A. Garratt: Senior Vice President, President of Performance Products and Solutions, September 2013 to date. President, Marmon Utility (a manufacturer of medium-high voltage utility, subsea and down-hole power cables and molded insulator systems), March 2011 to September 2013. Chief Operating Officer, Excel Polymers (a custom thermoset rubber formulator), November 2009 to December 2010. Vice President and General Manager - Americas Compounding and Performance Additives, Excel Polymers, March 2009 to November 2009. Vice President and General Manager - Industrial and Consumer, Excel Polymers, December 2005 to March 2009. From August 1994 to June 2005, Mr. Garratt worked for DuPont Dow Elastomers (a global manufacturer of engineered thermoset rubber and thermoplastic elastomer materials) in market development and product management positions, culminating in a regional commercial leadership role for Europe, the Middle East and Africa.
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
Julie McAlindon: Senior Vice President, President of Designed Structures and Solutions, March 2013 to date. Vice President of Marketing, May 2010 to March 2013. Global Corporate Account Director, Dow Advanced Materials, The Dow Chemical Company (a global provider of chemicals and plastics) July 2009 to May 2010, Global Strategic Marketing Director, Dow Coating Solutions, The Dow Chemical Company, March 2008 to July 2009. Global Business Director, Polypropylene, The Dow Chemical Company, May 2007 to March 2008. Senior Product Director,

16 POLYONE CORPORATION

Solution Polyethylene, The Dow Chemical Company, May 2005 to May 2007. Global Marketing Executive, UCON™ Fluids and Lubricants, The Dow Chemical Company, March 2002 to May 2005.

17 POLYONE CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2013 Quarters				2012 Quarters
Common share price:	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$35.77	$30.96	$26.84	$25.63	$21.00	$17.53	$14.85	$15.48
Low	$28.66	$24.76	$21.42	$20.96	$15.72	$13.65	$12.39	$11.58
As of January 31, 2014, there were 2,338 holders of record of our common shares.
The following table presents quarterly dividends declared per common share for the fiscal year ended December 31, 2013 and 2012.

Quarter Ended:	2013	2012
March 31,	$0.06	$0.05
June 30,	0.06	0.05
September 30,	0.06	0.05
December 31,	0.08	0.05
Total	$0.26	$0.20

The table below sets forth information regarding repurchase of shares of our common stock during the period indicated. For the full year 2013, we repurchased 5.0 million shares at a weighted average share price of $26.30.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
October 1 to October 31	164,372	$29.77	164,372	15,992,323
November 1 to November 30	902,301	31.14	902,301	15,090,022
December 1 to December 31	90,022	31.94	90,022	15,000,000
Total	1,156,695	$31.01	1,156,695

(1) In August 2008, PolyOne's Board of Directors approved a common stock repurchase program authorizing PolyOne to purchase up to 10.0 million shares of its common stock. Between August 2008 and October 2011, PolyOne repurchased 5.3 million shares of common stock available for repurchase, at an average price paid per share of $11.71. On October 11, 2011, PolyOne's Board of Directors increased the common stock repurchase authorization by an additional 5.3 million shares of common stock. From October 2011 through October 2012, PolyOne repurchased 3.2 million shares of common stock available for repurchase, at an average price per share of $11.54. On October 23, 2012, PolyOne's Board of Directors further increased the common stock repurchase authorization amount by an additional 13.2 million shares of common stock to 20.0 million. From March 13, 2013 to December 31, 2013, PolyOne repurchased 5.0 million shares of common stock available for repurchase at an average price per share of $26.30. Purchases of common stock may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

18 POLYONE CORPORATION

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

(In millions, except per share data)	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
Sales	$3,771.2	$2,860.8	$2,709.4	$2,506.2	$1,978.5
Operating income	231.5	137.5	203.0	159.2	126.5
Net income from continuing operations net of income tax	92.9	53.2	153.4	152.5	96.1
Net income from continuing operations attributable to PolyOne shareholders	94.0	53.3	153.4	152.5	96.1

Cash dividends declared per common share	$0.26	$0.20	$0.16	$—	$—

Earnings per share from continuing operations attributable to PolyOne shareholders:
Basic	$0.98	$0.60	$1.66	$1.64	$1.04
Diluted	$0.97	$0.59	$1.63	$1.59	$1.03

Total assets	$2,944.1	$2,128.0	$2,078.1	$1,671.9	$1,416.0
Long-term debt, net of current portion	$976.2	$703.1	$704.0	$432.9	$389.2

(1)
Included in operating income for 2013 are: 1) gains of $26.9 million primarily related to the 2013 SunBelt Chlor Alkali Partnership (SunBelt) earn-out, 2) a mark-to-market gain related to our pension and OPEB plans of $44.0 million, 3) expenses of $61.2 million related to environmental remediation costs, 4) insurance recoveries of $23.5 million, 5) $7.0 million gain on commercial litigation, 6) expenses of $52.0 million related to plant closure costs and reductions in force and 7) acquisition-related costs (including inventory fair value adjustments) of $15.2 million.

(2)
Included in operating income for 2012 are: 1) gains of $23.4 million for the 2012 SunBelt earn-out , 2) a mark-to-market loss related to our pension and OPEB plans of $42.0 million, 3) expenses of $12.8 million related to environmental remediation costs, 4) expenses of $11.5 million related to plant closure costs and reductions in force and 5) acquisition-related costs of $9.3 million.

(3)
Included in operating income for 2011 are: 1) gains of $146.3 million related to the sale of our equity interest in SunBelt Chlor Alkali Partnership (SunBelt), which includes the 2011 earn-out of $18.1 million, 2) a mark-to-market loss related to our pension and OPEB plans of $83.8 million, 3) environmental remediation costs of $9.7 million and 4) acquisition-related costs of $6.6 million. Included in net income for 2011 is a $29.5 million tax benefit related to our investment in O’Sullivan Engineered Films and a $13.0 million tax benefit primarily related with the reversal of valuation allowances.

(4)
Included in operating income for 2010 are: 1) gains of $23.9 million related to legal and insurance settlements, 2) insurance recoveries of $16.7 million related to reimbursement of previously incurred environmental expenses, 3) a gain of $16.3 million related to the sale of our 50% interest in BayOne, 4) debt extinguishment costs of $29.5 million, 5) environmental remediation costs of $20.5 million and 6) a mark-to-market loss related to our pension and OPEB plans of $9.6 million. Included in net income are tax benefits of $107.1 million associated with the reversal of our valuation allowances.

(5)
Included in operating income for 2009 results are: 1) $40.4 million related to a curtailment gains related to amendments to certain pension and benefit plans, 2) insurance recoveries of $23.9 million related to reimbursement of previously incurred environmental expenses, 3) a mark-to-market gain related to our pension and OPEB plans of $26.4 million, 4) charges of $27.2 million related to employee separation and plant phase-out costs, 5) environmental remediation costs of $11.7 million and 6) goodwill impairment charges of $5.0 million.

19 POLYONE CORPORATION

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
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2013 sales of $3.8 billion, we have manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We currently employ approximately 7,000 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers).
Business Model and Key Concepts
The central focus of our business model is to provide specialized material and service solutions to our customers by leveraging our global footprint, product and technology breadth, manufacturing expertise, fully integrated information technology network, broad market reach and raw material procurement strength. These resources enable us to capitalize on dynamic changes in the end markets we serve, which include transportation, packaging, building and construction, industrial, healthcare, consumer, wire and cable, electrical and electronics, and appliance.
Key Challenges
Overall, our business faces exposure resulting from economic downturns, especially as it relates to affected markets such as building and construction, consumer, electrical, and industrial. Maintaining profitability during periods of raw material price volatility is another critical challenge. Further, we need to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.
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
In the short term, we will maintain our focus on top-line growth, improving or maintaining the cost/price relationship with regard to raw materials and improving working capital efficiency. In addition to driving top-line growth, we have established margin improvement targets for all businesses. In 2014, our capital expenditures will be focused primarily to support sales growth, our continued investment in the Spartech integration and restructuring activities, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that

20 POLYONE CORPORATION

complement our core platforms. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation and continue to support growth in key markets and product offerings.
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
Recent Developments
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($138.5 million, net of tax), which is reflected within the Income from discontinued operations, net of income taxes of the Consolidated Statements of Income. As a result of the sale of our Resin Business, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation. See Note 16, Segment Information for further information.
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri, with 2012 sales of $1,149.4 million and net income from continuing operations of $2.7 million. At the effective time of the merger, each issued and outstanding share of Spartech common stock was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common stock. PolyOne paid $83.4 million in cash and issued approximately 10.0 million shares of its common stock to Spartech's stockholders. PolyOne funded the cash portion of the consideration, and the repayment of certain portions of Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 6, Financing Arrangements.
The Spartech acquisition expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth. As a result of the acquisition of Spartech, we created a new segment. Spartech's former Custom Sheet and Rollstock and Packaging Technology businesses are reported within this new segment referred to as "Designed Structures and Solutions", and the remaining Spartech businesses were split among PolyOne's existing Global Color, Additives and Inks, Global Specialty Engineered Materials and Performance Products and Solutions segments.

21 POLYONE CORPORATION

Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations net of income taxes, net income from continuing operations attributable to PolyOne common shareholders, liquidity and total debt is included in the following table:

(In millions)	2013	2012	2011
Sales	$3,771.2	$2,860.8	$2,709.4
Operating income	231.5	137.5	203.0
Income from continuing operations net of income taxes	92.9	53.2	153.4
Net income from continuing operations attributable to PolyOne common shareholders	94.0	53.3	153.4

Liquidity	$650.9	$381.2	$340.1
Total debt	$988.9	$706.9	$707.0

22 POLYONE CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2013 versus 2012		2012 versus 2011
(Dollars in millions, except per share data)	2013	2012	2011	Change	% Change	Change	% Change
Sales	$3,771.2	$2,860.8	$2,709.4	$910.4	31.8%	$151.4	5.6%
Cost of sales	3,109.0	2,329.7	2,280.1	(779.3)	(33.5)%	(49.6)	(2.2)%
Gross margin	662.2	531.1	429.3	131.1	24.7%	101.8	23.7%
Selling and administrative expense	457.6	417.0	378.3	(40.6)	(9.7)%	(38.7)	(10.2)%
Income related to previously owned equity affiliates	26.9	23.4	152.0	3.5	15.0%	(128.6)	(84.6)%
Operating income	231.5	137.5	203.0	94.0	68.4%	(65.5)	(32.3)%
Interest expense, net	(63.5)	(50.8)	(33.7)	(12.7)	(25.0)%	(17.1)	(50.7)%
Debt extinguishment costs	(15.8)	—	(0.9)	(15.8)	(100.0)%	0.9	100.0%
Other (expense) income, net	(1.2)	(3.4)	0.5	2.2	64.7%	(3.9)	(780.0)%
Income from continuing operations, before income taxes	151.0	83.3	168.9	67.7	81.3%	(85.6)	(50.7)%
Income tax expense	(58.1)	(30.1)	(15.5)	(28.0)	(93.0)%	(14.6)	(94.2)%
Net income from continuing operations	$92.9	$53.2	$153.4	$39.7	74.6%	$(100.2)	(65.3)%
Income from discontinued operations, net of income taxes	149.8	18.6	19.2	131.2	705.4%	(0.6)	(3.1)%
Net income	242.7	71.8	$172.6	170.9	238.0%	(100.8)	(58.4)%
Net loss attributable to noncontrolling interests	1.1	0.1	—	1.0	1,000%	0.1	100.0%
Net income attributable to PolyOne common shareholders	$243.8	$71.9	$172.6	$171.9	239.1%	$(100.7)	(58.3)%

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$0.98	$0.60	$1.66
Discontinued operations	1.57	0.21	0.21
Total	$2.55	$0.81	$1.87

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$0.97	$0.59	$1.63
Discontinued operations	1.56	0.21	0.21
Total	$2.53	$0.80	$1.84

Sales
Sales increased 31.8% in 2013 compared to 2012, 30.6% of which is attributable to the acquisitions of Spartech and Glasforms. Improved mix and increased pricing, primarily associated with higher raw material costs, increased sales 3.3%, while favorable currency exchange rates impacted sales by 0.4%. These increases were partially offset by volume declines of 2.5%.
Sales increased 5.6% in 2012 compared to 2011, 7.4% is related to the acquisition of ColorMatrix and a 1.6% increase related to improved sales mix and increased market pricing associated with raw material inflation. These increases were partially offset by declines in volume of 1.9%, primarily associated with weak demand in Europe, and unfavorable currency exchange rates of 1.5%.
Cost of sales
As a percent of sales, cost of sales increased from 81.4% in 2012 to 82.4% in 2013 primarily due to a $15.7 million increase in restructuring charges as a result of the Spartech re-alignment actions, and a $24.9 million increase in net environmental charges, primarily related to a revision to our Calvert City reserve of $47.0 million, offset by insurance recoveries of $23.5 million. Additionally, the increase in costs of goods sold was impacted by Spartech sales, which currently have lower margins than organic PolyOne sales. These items more than offset PolyOne's organic margin improvement.
Cost of sales as a percentage of sales decreased from 84.2% in 2011 to 81.4% in 2012. The improvement in cost of sales as a percentage of sales was driven primarily by the increase in sales associated with ColorMatrix, a specialty

23 POLYONE CORPORATION

platform business, which, like our other specialty businesses, has higher gross margins than our other segments. Additionally, improved mix favorably impacted cost of sales as a percentage of sales.
Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2013 increased $40.6 million, primarily related to acquisitions and acquisition-related costs totaling $70.3 million, increased restructuring costs of $24.8 million and increased stock based compensation expense of $6.1 million. Additionally, organic segment selling and administrative expense increased $16.3 million, primarily driven by additional commercial resources and inflation. These increases more than offset a commercial litigation gain of $7.0 million, and a $83.1 million favorable difference in the pension and other post-retirement mark-to-market adjustment. In 2013, we recognized a gain of $42.4 million compared to a charge of $40.7 million in 2012. This favorable mark-to-market adjustment was driven primarily by increased discount rates and returns on plan assets in excess of our weighted average assumed rate of return of 8.41% on plan assets in 2013.
Selling and administrative expense increased $38.7 million in 2012 compared to 2011, primarily due to the acquisition of ColorMatrix, which resulted in increased selling and administrative expense and higher amortization expense associated with acquired intangible assets. Additionally, in 2012 we incurred $11.1 million of charges related to plant closures and reductions in force that were included in selling and administrative expense. These actions, and the related charges, were in response to weak demand in Europe. These increases were partially offset by lower pension and post-retirement costs, primarily driven by a $40.7 million decrease, within selling and administrative expense, for the 2012 pension and other post-retirement mark-to-market adjustment compared to 2011. This decrease was driven primarily by improved returns on plan assets in 2012 versus 2011.
Income Related to Previously Owned Equity Affiliates
Income related to previously owned equity affiliates for 2013, 2012 and 2011 is summarized as follows:

(In millions)	2013	2012	2011
Income related to equity affiliates	$—	$—	$5.7
Gain on sale of investment in SunBelt	26.9	23.4	146.3
Income related to previously owned equity affiliates	$26.9	$23.4	$152.0
Effective February 28, 2011, we sold our 50% equity investment in SunBelt and recognized a pre-tax gain of $128.2 million. We also recognized a gain of $18.1 million and $23.4 million associated with the first and second of the three annual contingent earn-outs associated with the sale in 2011 and 2012, respectively. In 2013, we recognized a gain of $26.9 million, primarily associated with the third and final earn-out. The gains associated with our sale of our equity investment in SunBelt are reflected within Corporate and eliminations in our segment reporting.
Interest expense, net
Interest expense, net increased $12.7 million in 2013 compared to 2012, primarily due to higher average borrowing levels in 2013 related to the 5.25% senior notes due 2023 issued on February 28, 2013, in connection with the Spartech acquisition.
Interest expense, net increased $17.1 million in 2012 compared to 2011, primarily due to higher average borrowing levels in 2012 related to the senior secured term loan entered into on December 21, 2011, in connection with the ColorMatrix acquisition.
Debt extinguishment costs
Debt extinguishment costs of $15.8 million for 2013 includes $5.2 million related to the repurchase of $44.7 million aggregate principal amount of our 7.375% senior notes due 2020 and our 7.50% debentures due 2015. Debt extinguishment costs for 2013 also includes $10.6 million related to the repayment of the outstanding principal amount of $297.0 million under our senior secured term loan.
Debt extinguishment costs for 2011 include costs related to our repurchase of the aggregate principal of $22.9 million of our 8.875% senior notes that were due in 2012 at a premium of $0.9 million.
Income tax expense from continuing operations
In 2013 and 2012, we recognized tax expense of $58.1 million and $30.1 million, respectively. This increase was driven primarily by increased earnings in 2013, and a shift in earnings to the United States as a result of the acquisitions of Spartech and Glasforms, which have earnings primarily in the United States.

24 POLYONE CORPORATION

In 2012 and 2011, we recognized tax expense of $30.1 million and $15.5 million, respectively. In 2011, we recognized income tax expense primarily related to the sale of our equity interest in the SunBelt joint venture offset by a tax benefit associated with our divested investment in O'Sullivan Engineered Films, Inc. of $29.5 million. We also recognized a tax benefit related to a reduction in deferred tax valuation allowances related to various state and foreign deferred tax assets of $13.0 million.
Segment Information
Operating income is the primary financial measure that is reported to the chief operating decision makers for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs; executive separation agreements; share-based compensation costs; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses related to pension and post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision makers. These costs are included in Corporate and eliminations.
As a result of the acquisition of Spartech in March 2013, we created a new segment. Spartech's former Custom Sheet and Rollstock and Packaging Technology businesses are reported within this new segment, referred to as "Designed Structures and Solutions", and the remaining Spartech businesses were split among PolyOne's existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments.
PolyOne has five reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Designed Structures and Solutions, (4) Performance Products and Solutions; and (5) PolyOne Distribution.
Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — 2013 compared with 2012 and 2012 compared with 2011

				2013 versus 2012		2012 versus 2011
(Dollars in millions)	2013	2012	2011	Change	% Change	Change	% Change
Sales:
Global Specialty Engineered Materials	$615.5	$543.6	$575.1	$71.9	13.2%	$(31.5)	(5.5)%
Global Color, Additives and Inks	852.3	778.2	617.7	74.1	9.5%	160.5	26.0%
Designed Structures and Solutions	597.4	—	—	597.4	100.0%	—	—%
Performance Products and Solutions	773.2	630.3	639.1	142.9	22.7%	(8.8)	(1.4)%
PolyOne Distribution	1,075.2	1,030.3	996.5	44.9	4.4%	33.8	3.4%
Corporate and eliminations	(142.4)	(121.6)	(119.0)	(20.8)	(17.1)%	(2.6)	(2.2)%
Sales	$3,771.2	$2,860.8	$2,709.4	$910.4	31.8%	$151.4	5.6%

Operating income:
Global Specialty Engineered Materials	$57.2	$47.0	$45.9	10.2	21.7%	$1.1	2.4%
Global Color, Additives and Inks	104.0	75.3	50.2	28.7	38.1%	25.1	50.0%
Designed Structures and Solutions	33.4	—	—	33.4	100.0%	—	—%
Performance Products and Solutions	56.0	38.8	27.7	17.2	44.3%	11.1	40.1%
PolyOne Distribution	63.3	66.0	56.0	(2.7)	(4.1)%	10.0	17.9%
Corporate and eliminations	(82.4)	(89.6)	23.2	7.2	8.0%	(112.8)	(486.2)%
Operating income	$231.5	$137.5	$203.0	$94.0	68.4%	$(65.5)	(32.3)%

Operating income as a percentage of sales:
Global Specialty Engineered Materials	9.3%	8.6%	8.0%	0.7% points		0.6% points
Global Color, Additives and Inks	12.2%	9.7%	8.1%	2.5% points		1.6% points
Designed Structures and Solutions	5.6%	—%	—%	—		—
Performance Products and Solutions	7.2%	6.2%	4.3%	1.0% points		1.9% points
PolyOne Distribution	5.9%	6.4%	5.6%	(0.5)% points		0.8% points
Total	6.1%	4.8%	7.5%	1.3% points		(2.7)% points

25 POLYONE CORPORATION

Global Specialty Engineered Materials
Sales increased $71.9 million, or 13.2%, in 2013 compared to 2012. Sales increased 10.0% due to the Spartech and Glasforms acquisitions and 2.6% due to organic sales primarily in the consumer and health care end markets, while favorable foreign exchange rates impacted sales by 0.6%.
Operating income increased $10.2 million in 2013 compared to 2012. This increase was driven primarily by organic improvements in sales and mix.
Sales decreased $31.5 million, or 5.5%, in 2012 compared to 2011. Volume declines of 4.7% related primarily to decreased demand in Europe and unfavorable currency exchange rates of 3.3% more than offset a 2.5% improvement in sales related to pricing associated with raw material inflation and improved product mix.
While sales decreased over the prior year, operating income increased $1.1 million in 2012 as compared to 2011, driven by margin expansion resulting from improved product mix and cost reductions as a result of restructuring actions.
Global Color, Additives and Inks
Sales increased $74.1 million, or 9.5%, in 2013 compared to 2012. Sales increased 8.0% as a result of the Spartech acquisition, 6.8% due to improved price and mix and 0.9% due to favorable exchange rate impacts. These increases were partially offset by a 6.2% decline in volume primarily in the industrial and packaging end markets.
Operating income increased $28.7 million in 2013 compared to 2012. The increase is primarily due to improvement in mix and the Spartech acquisition.
Sales increased $160.5 million, or 26.0%, in 2012 compared to 2011 primarily due to the ColorMatrix acquisition positively impacting sales by 32.3%. Increased pricing, associated with raw material inflation, and improved product mix increased sales by 7.4%. These increases were partially offset by volume declines of 10.0%, primarily related to decreased demand in Europe, and unfavorable currency exchange rates of 3.7%.
Operating income increased $25.1 million in 2012 compared to 2011 primarily due to ColorMatrix adding $23.8 million of operating income in 2012.
Designed Structures and Solutions
The Designed Structures and Solutions segment is comprised of the former Spartech Custom Sheet and Rollstock and Packaging Technology segments. Sales for this segment were $597.4 million since the date of acquisition. Operating income for this segment was $33.4 million since the date of acquisition.
Performance Products and Solutions
Sales increased $142.9 million, or 22.7%, in 2013 compared to 2012. Sales increased 25.3% due to the Spartech acquisition and 2.2% due to improved pricing and mix. These increases were partially offset by volume declines of 4.8% primarily related to contract manufacturing for the transportation end market.
Operating income increased $17.2 million in 2013 compared to 2012 primarily due to improved price and mix and the Spartech acquisition.
Sales decreased $8.8 million, or 1.4%, in 2012 compared to 2011 due to volume declines of 2.0%, primarily in construction and industrial applications. The sales decrease was partially offset by improvements in pricing, primarily associated with raw material inflation, and improved mix of 0.5% and favorable foreign currency exchange rates of 0.1%.
Operating income increased $11.1 million in 2012 compared to 2011 primarily due to expanding margins as a result of improved product mix.
PolyOne Distribution
Sales increased $44.9 million, or 4.4%, in 2013 compared to 2012. Increased pricing associated with higher raw material costs increased sales by 3.1%, while volume increases favorably impacted sales by 1.3%.
Operating income decreased $2.7 million in 2013 compared to 2012 primarily due to higher raw material costs.
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

26 POLYONE CORPORATION

Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for 2013, 2012 and 2011:

(In millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Environmental remediation costs	$(61.2)	$(12.8)	$(9.7)
Gains from insurance and legal settlements (a)	30.5	—	3.3
Employee separation and plant phase-out	(52.0)	(11.5)	(2.8)
Gain on sale related to investment in equity affiliate (b)	26.9	23.4	146.3
Incentive and share based compensation	(41.7)	(33.2)	(24.3)
Mark-to-market pension adjustment gain (loss) (c)	44.0	(42.0)	(83.8)
Acquisition-related costs, including inventory fair value adjustments	(15.2)	(9.3)	(6.6)
SunBelt joint venture	—	—	5.0
All other and eliminations (d)	(13.7)	(4.2)	(4.2)
Total Corporate and eliminations	$(82.4)	$(89.6)	$23.2

(a)	These settlements related to the reimbursement of previously incurred environmental costs of $23.5 million and a $7.0 million gain from commercial litigation.

(b)
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation. Gains of $146.3 million related to this sale include a $18.1 million earn-out for 2011 performance. The gain for 2012 and 2013 primarily represents the second and third of a three year annual earn-out related to the sale of our equity interest in SunBelt.

(c)
We have elected to immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur related to our pension and other post-retirement benefit plans. Amounts shown here reflect such adjustments.

(d)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt and equity. By laddering the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt with cash and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding common stock securities. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table summarizes our liquidity as of December 31, 2013:

As of December 31,
(In millions)	2013
Cash and cash equivalents	$365.2
Revolving credit availability	285.7
Liquidity	$650.9
As of December 31, 2013, approximately 59% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, should allow us to maintain adequate levels of available capital resources to fund our operations, meet debt service obligations and continue to repurchase our outstanding common stock.
Expected sources of cash in 2014 include cash from operations, available liquidity under our revolving credit facility, if needed, and cash earn-outs from the sale of previously owned equity affiliates. We expect the third and final of the three cash earn-outs from the sale of our equity interest in SunBelt of $26.8 million to be paid in the first half of 2014. Expected uses of cash in 2014 include interest payments, cash taxes, contributions to our defined benefit pension plans, dividend payments, share repurchases, environmental remediation at inactive and formerly owned sites and capital expenditures. Capital expenditures are currently estimated to be $100 million in 2014, primarily to support sales growth, our continued investment in recent acquisitions, the North American Realignment, and other strategic investments.

27 POLYONE CORPORATION

On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of December 31, 2013, we were in compliance with all covenants, there were no outstanding borrowings under our asset-backed revolving credit facility which had availability of $282.3 million.
Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2013	2012	2011
Cash provided by (used in):
Operating Activities	$109.0	$106.9	$72.5
Investing Activities	(60.1)	(72.3)	(422.5)
Financing Activities	104.8	(17.5)	163.9
Effect of exchange rate on cash	1.5	1.0	(0.1)
Net increase (decrease) in cash and cash equivalents	$155.2	$18.1	$(186.2)
Operating activities
In 2013, net cash provided by operating activities was $109.0 million as compared to $106.9 million in 2012. The increase in net cash provided by operating activities of $2.1 million is primarily driven by higher earnings and improved working capital, which more than offset increased income tax payments associated with higher earnings and the gain on the Resin Business sale, which resulted in tax payments associated with the $85.2 million of income tax expense recognized on the gain.
Working capital as a percentage of sales, which we define as accounts receivable, plus inventory, less accounts payable, divided by sales increased from 10.3% at December 31, 2012 to 10.7% at December 31, 2013. The increase in working capital primarily relates to the acquisitions of Spartech and Glasforms, which unfavorably impacted working capital as a percentage of sales by 0.6%, while organic working capital as a percentage of sales improved by 0.2%. Days sales outstanding as of December 31, 2013 and December 31, 2012 were 49.2 and 47.6, respectively.
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
Investing Activities
Net cash used by investing activities during 2013 of $60.1 million primarily reflects our acquisition of Spartech for $258.8 million, net of cash acquired, and capital expenditures of $76.4 million. These cash outflows were partially offset by cash proceeds received of $275.7 million primarily related to the sale of our Resin Business for $250.0 million and the $23.2 million payment for year two of the three year earn-out from the sale of our 50% equity investment in SunBelt.
Net cash used by investing activities during 2012 of $72.3 million reflects our acquisition of Glasforms for $33.8 million, net of cash acquired and capital expenditures of $57.4 million. These cash outflows were partially offset by cash proceeds of $18.9 million, primarily related to the receipt of the first of three earn-outs related to our 2011 sale of our equity investment in SunBelt.
Net cash used by investing activities during 2011 of $422.5 million reflects our acquisitions of ColorMatrix for $486.1 million, net of cash acquired, and Uniplen for $21.8 million, net of cash acquired, capital expenditures of $54.1 million, and an earn-out payment of $0.5 million related to our 2009 acquisition of New England Urethane (NEU). These cash outflows were offset by cash proceeds of $140.0 million from the sale of our equity investment in SunBelt and other assets.

28 POLYONE CORPORATION

Financing Activities
Net cash used in financing activities in 2013 reflects repayment of our long-term debt of $343.3 million, debt financing costs of $13.0 million, premium on early extinguishment of long-term debt of $4.6 million, repurchases of $131.6 million of our outstanding common stock and dividend payments of $21.5 million. These cash outflows were more than offset by proceeds received from the issuance of our 5.25% senior notes due 2023 of $600.0 million, net proceeds from borrowings under our credit facilities of $11.5 million and income tax benefits of $7.3 million related to the exercise of equity awards.
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
Net cash provided by financing activities of $163.9 million in 2011 reflects net proceeds from our new term loan of $297.0 million and the exercise of stock awards of $6.9 million. These cash inflows were partially offset by $73.6 million for the repurchase of outstanding common shares, $22.9 million for the repurchase of our 8.875% senior notes due in 2012, $20.0 million for the repayment of our 6.58% medium-term notes at maturity, debt financing costs of $11.5 million, dividend payments of $11.1 million and $0.9 million of debt extinguishment costs associated with the early repurchase of the 2012 notes.
Total Debt
The following summarizes our debt as of December 31, 2013 and 2012.

	December 31,	December 31,
(Dollars in millions)	2013	2012 (1)
7.500% debentures due 2015	$48.7	$50.0
Senior secured term loan due 2017	—	294.5
7.375% senior notes due 2020	316.6	360.0
5.250% senior notes due 2023	600.0	—
Other debt	23.6	2.4
Total debt	$988.9	$706.9
Less: short-term and current portion of long-term debt	12.7	3.8
Total long-term debt, net of current portion	$976.2	$703.1

(1)	Senior secured term loan includes $2.5 million of unamortized discounts.
In 2013, we repurchased $43.4 million aggregate principal amount of our 7.375% senior notes due 2020, $1.3 million aggregate principal amount of our 7.50% debentures due 2015 and $1.6 million of our other debt. In 2013, we recognized debt extinguishment costs of $5.2 million related to the early retirement of debt, which is shown within the Debt extinguishment costs line in our Consolidated Statements of Income.
On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of December 31, 2013, we were in compliance with all covenants, had no outstanding borrowings and had availability of $282.3 million under this facility.
On February 28, 2013, we issued $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear interest at an annual rate of 5.25% payable semi-annually, in arrears, on March 15 and September 15 of each year, which commenced on September 15, 2013. We used a portion of the proceeds to repay the outstanding principal amount of $297.0 million on our senior secured term loan. As a result of the repayment of our senior secured term loan, we recognized $10.6 million of debt extinguishment costs.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. In 2013, the Company renewed this credit line and increased the borrowing capacity to $16.0 million. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an

29 POLYONE CORPORATION

annual renewal. As of December 31, 2013, we were in compliance with all covenants, and borrowings under the credit line were $12.3 million with an interest rate of 1.85%.
For additional information about our financing arrangements, see Note 6, Financing Arrangements, to the accompanying consolidated financial statements.
Concentrations of Credit Risk
Financial instruments, including foreign exchange contracts, and trade accounts receivable, subject us to potential credit risk. Concentration of credit risk for trade accounts receivable is limited due to the large number of customers constituting our customer base and their distribution among many industries and geographic locations. We are exposed to credit risk with respect to foreign exchange contracts in the event of non-performance by the counter-parties to these financial instruments. We believe that the risk of incurring material losses related to this credit risk is remote. We do not require collateral to support the financial position of our credit risks.
Guarantee of Indebtedness of Others
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $24.4 million as of December 31, 2013. Until the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. These notes mature in December 2017.
Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $20.9 million of which was used at December 31, 2013. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2013:

	Payment Due by Period
(In millions)	Total	2014	2015 & 2016	2017 & 2018	Thereafter
Total debt (1)	$988.9	$12.7	$57.7	$1.1	$917.4
Operating leases	76.7	18.7	25.7	13.0	19.3
Interest on long-term debt obligations (2)	473.4	59.5	114.1	110.3	189.5
Pension and post-retirement obligations (3)	64.9	6.6	13.3	12.9	32.1
Purchase obligations (4)	15.7	8.9	5.9	0.9	—
Total	$1,619.6	$106.4	$216.7	$138.2	$1,158.3

(1)	Total debt includes both the current and long-term portions of debt, as reported in Note 6, Financing Arrangements, to the consolidated financial statements.

(2)	Represents estimated contractual interest payments for all debt.

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

The table also excludes the liability for unrecognized income tax benefits, since we cannot predict with reasonable certainty the timing of cash settlements, if any, with the respective taxing authorities. At December 31, 2013, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $18.2 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K other than the SunBelt debt guarantee described previously in the Guarantee of Indebtedness of Others section.

30 POLYONE CORPORATION

Critical Accounting Policies and Estimates
Significant accounting policies are described more fully in Note 1, Description of Business and Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and assumptions that we believe are reasonable considering the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

31 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur. In 2013, we recognized a $44.0 million gain as a result of the recognition of these actuarial gains, which favorably impacted our statement of income, statement of comprehensive income, and the funded status of our pension plans. These gains were mainly driven by an increase in discount rates and asset returns in excess of our assumed rate of return of 8.41%.

•     Asset returns and interest rates significantly affect the value of future assets and liabilities of our pension and post-retirement plans and therefore the funded status of our plans. It is difficult to predict these factors due to the volatility of market conditions.

•      To develop our discount rate, we consider the yields of high-quality, fixed-income investments with maturities that correspond to the timing of our benefit obligations.

•     To develop our expected long-term return on plan assets, we consider our historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. The weighted-average expected long-term rate of return on plan assets was 8.41% for 2013, 8.43% for 2012 and 8.50% 2011.

•      As our funded levels have improved during 2013, we have shifted our U.S. qualified pension assets to a larger fixed income weighting. As a result, we have lowered our weighted average expected return on plan assets to 6.85% in 2014. While this change will lower our expected return on plan assets, our strategy is for our assets to increase/decrease proportionally with our liability such that our funding levels do not deteriorate. Further, our weighted average discount rate, which is used to determine our 2014 net periodic cost increased to 4.83%. This increase will result in an increase to the interest cost component of our net periodic pension cost for 2014.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2013 and 2012 were 4.83% and 4.12%, post-retirement liabilities were 4.38% and 3.71%. As of December 31, 2013, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $28.6 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2013 would result in a change of approximately $1.3 million in the 2014 net periodic benefit cost.

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

•    We have identified our reporting units at the operating segment level, or in some cases, one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.

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

•      Based on our 2013 annual impairment test, no reporting unit is considered at risk and the fair value of the majority of our reporting units significantly exceeded the corresponding carrying value.

32 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

•   At December 31, 2013, our Consolidated Balance Sheet reflected $96.3 million of indefinite lived trade name assets, which includes, $33.2 million associated with the trade name acquired as part of the acquisition of GLS and $63.1 million associated with trade names acquired as part of the ColorMatrix acquisition.

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
                                                                                                        •     Based on our 2013 annual impairment test, no trade names were considered at risk.

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

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2013 aggregating to $29.3 million against such assets based on our current assessment of future operating results and these other factors. At December 31, 2013, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $18.2 million.

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

Environmental Liabilities
•    Based upon our estimates, we have $125.9 million accrued at December 31, 2013 to cover probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. In some cases, the Company may be able to recover a portion of the costs relating to these obligations from insurers or other third parties; however, the Company records such amounts only when it is probable that they will be collected.

•     This accrual represents our best estimate of the remaining probable costs based upon information and technology currently available. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained.

•    If further developments or resolution of these matters are not consistent with our assumptions and judgments, we may need to recognize a significant adjustment in a future period.

•    As noted in Note 13, Commitments and Contingencies, we recorded a $47.0 million adjustment related to our ongoing remedial investigation and feasibility study (RIFS) at Calvert City. As we progress through certain benchmarks such as completion of the RIFS, issuance of a record of decision and remedial design, additional information may become available that requires an adjustment to our existing reserves.

33 POLYONE CORPORATION

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

• We determined the fair value of the SARs granted in 2013 and 2012 based on a Monte Carlo simulation method. For SARs granted during 2011, we used the Black-Scholes method.
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
Interest rate exposure — Interest on our asset-backed revolving credit facility is based upon a Prime rate or LIBOR, plus a margin. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. All other debt obligations are primarily fixed rate obligations. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2013.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange forward contracts, which had a fair value of less than $0.1 million at December 31, 2013. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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

34 POLYONE CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Page
Management’s Report	36
Reports of Independent Registered Public Accounting Firm	37-38
Consolidated Financial Statements:
Consolidated Statements of Income	39
Consolidated Statements of Comprehensive Income	40
Consolidated Balance Sheets	41
Consolidated Statements of Cash Flows	42
Consolidated Statements of Shareholders’ Equity	43
Notes to Consolidated Financial Statements	44-70

35 POLYONE CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2013.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2013 and found them to be effective.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2013 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 71 of this Annual Report, which concludes that as of December 31, 2013, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ STEPHEN D. NEWLIN	/s/ BRADLEY C. RICHARDSON

Stephen D. Newlin	Bradley C. Richardson
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 13, 2014

36 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited PolyOne Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PolyOne Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 13, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2014

37 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 13, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2014

38 POLYONE CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Sales	$3,771.2	$2,860.8	$2,709.4
Cost of sales	3,109.0	2,329.7	2,280.1
Gross margin	662.2	531.1	429.3
Selling and administrative expense	457.6	417.0	378.3
Income related to previously owned equity affiliates	26.9	23.4	152.0
Operating income	231.5	137.5	203.0
Interest expense, net	(63.5)	(50.8)	(33.7)
Debt extinguishment costs	(15.8)	—	(0.9)
Other (expense) income, net	(1.2)	(3.4)	0.5
Income from continuing operations, before income taxes	151.0	83.3	168.9
Income tax expense	(58.1)	(30.1)	(15.5)
Net income from continuing operations	92.9	53.2	153.4
Income from discontinued operations, net of income taxes	149.8	18.6	19.2
Net income	242.7	71.8	172.6
Net loss attributable to noncontrolling interests	1.1	0.1	—
Net income attributable to PolyOne common shareholders	$243.8	$71.9	$172.6

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$0.98	$0.60	$1.66
Discontinued operations	1.57	0.21	0.21
Total	$2.55	$0.81	$1.87

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$0.97	$0.59	$1.63
Discontinued operations	1.56	0.21	0.21
Total	$2.53	$0.80	$1.84

Cash dividends declared per common share	$0.26	$0.20	$0.16

Weighted-average number of common shares outstanding:
Basic	95.5	89.1	92.2
Diluted	96.5	89.8	94.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 POLYONE CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2013	2012	2011
Net income	$242.7	$71.8	$172.6
Other comprehensive loss:
Translation adjustments	(3.7)	1.1	(9.0)
Amortization of prior service credits, net of tax of $6.5 - 2012 and $6.5 - 2011	—	(10.9)	(10.8)
Total other comprehensive loss	(3.7)	(9.8)	(19.8)
Total comprehensive income	239.0	62.0	152.8
Comprehensive loss attributable to noncontrolling interests	1.1	0.1	—
Comprehensive income attributable to PolyOne common shareholders	$240.1	$62.1	$152.8
The accompanying notes to the consolidated financial statements are an integral part of these statements.

40 POLYONE CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$365.2	$210.0
Accounts receivable, net	428.0	313.9
Inventories, net	342.5	244.4
Assets held-for-sale	—	39.3
Other current assets	117.9	81.1
Total current assets	1,253.6	888.7
Property, net	646.2	385.8
Goodwill	559.0	405.5
Intangible assets, net	365.8	340.0
Other non-current assets	119.5	108.0
Total assets	$2,944.1	$2,128.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$12.7	$3.8
Accounts payable	386.9	296.1
Liabilities held-for-sale	—	18.0
Accrued expenses and other liabilities	209.3	141.9
Total current liabilities	608.9	459.8
Long-term debt	976.2	703.1
Post-retirement benefits other than pensions	14.7	17.0
Pension benefits	62.6	182.8
Deferred income taxes	133.8	31.8
Other non-current liabilities	169.4	102.1
Total non-current liabilities	1,356.7	1,036.8

Shareholders’ equity
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,149.8	1,016.1
Retained earnings (deficit)	211.6	(13.0)
Common shares held in treasury, at cost, 27.1 shares in 2013 and 32.7 shares in 2012	(371.0)	(364.1)
Accumulated other comprehensive loss	(14.8)	(11.1)
Total PolyOne shareholders' equity	976.8	629.1
Noncontrolling interest	1.7	2.3
Total equity	978.5	631.4
Total liabilities and equity	$2,944.1	$2,128.0
The accompanying notes to the consolidated financial statements are an integral part of these statements.

41 POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2013	2012	2011
Operating activities
Net income	$242.7	$71.8	$172.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.8	69.8	57.5
Deferred income tax provision	12.9	13.4	3.6
Debt extinguishment costs	15.8	—	0.9
Provision for doubtful accounts	0.2	0.3	2.0
Stock compensation expense	16.5	10.4	5.4
Gain on sale of business	(223.7)	—	—
Income related to previously owned equity affiliates	(26.9)	(23.4)	(152.0)
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Decrease in accounts receivable	26.9	1.2	7.3
Decrease (increase) in inventories	20.4	(3.0)	8.0
(Decrease) increase in accounts payable	(16.6)	16.8	11.2
(Decrease) increase in pension and other post-retirement benefits	(124.5)	(41.7)	30.2
Increase (decrease) in accrued expenses and other assets and liabilities	55.5	(8.7)	(74.2)
Net cash provided by operating activities	109.0	106.9	72.5

Investing activities
Capital expenditures	(76.4)	(57.4)	(54.1)
Business acquisitions, net of cash acquired	(259.4)	(33.8)	(508.4)
Proceeds from sale of businesses and other assets	275.7	18.9	140.0
Net cash used by investing activities	(60.1)	(72.3)	(422.5)

Financing activities
Repayment of long-term debt	(343.3)	(3.0)	(42.9)
Premium on early extinguishment of long-term debt	(4.6)	—	(0.9)
Proceeds from long-term debt	600.0	—	297.0
Debt financing costs	(13.0)	—	(11.5)
Borrowing under credit facilities	129.0	0.8	—
Repayment under credit facilities	(117.5)	—	—
Purchase of common shares for treasury	(131.6)	(15.9)	(73.6)
Exercise of stock awards	7.3	15.1	6.9
Cash dividends paid	(21.5)	(16.9)	(11.1)
Proceeds from noncontrolling interests	—	2.4	—
Net cash provided (used) by financing activities	104.8	(17.5)	163.9
Effect of exchange rate changes on cash	1.5	1.0	(0.1)
Increase (decrease) in cash and cash equivalents	155.2	18.1	(186.2)
Cash and cash equivalents at beginning of year	210.0	191.9	378.1
Cash and cash equivalents at end of year	$365.2	$210.0	$191.9
The accompanying notes to the consolidated financial statements are an integral part of these statements.

42 POLYONE CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2011	122.2	(28.3)	$1.2	$1,059.4	$(257.5)	$(305.6)	$18.5	$516.0	$—	$516.0
Net income					172.6			172.6		172.6
Other comprehensive income							(19.8)	(19.8)		(19.8)
Cash dividends declared				(14.6)				(14.6)		(14.6)
Repurchase of common shares		(6.0)				(73.6)		(73.6)		(73.6)
Stock-based compensation and exercise of awards		0.9		(2.1)		9.8		7.7		7.7
Balance at December 31, 2011	122.2	(33.4)	$1.2	$1,042.7	$(84.9)	$(369.4)	$(1.3)	$588.3	$—	$588.3
Net income (loss)					71.9			71.9	(0.1)	71.8
Other comprehensive income							(9.8)	(9.8)		(9.8)
Noncontrolling interest activity									2.4	2.4
Cash dividends declared				(17.8)				(17.8)		(17.8)
Repurchase of common shares		(1.2)				(15.9)		(15.9)		(15.9)
Stock-based compensation and exercise of awards		1.9		(8.8)		21.2		12.4		12.4
Balance at December 31, 2012	122.2	(32.7)	$1.2	$1,016.1	$(13.0)	$(364.1)	$(11.1)	$629.1	$2.3	$631.4
Net income (loss)					243.8			243.8	(1.1)	242.7
Other comprehensive income							(3.7)	(3.7)		(3.7)
Noncontrolling interest activity									0.5	0.5
Shares issued in connection with acquisitions		10.0		136.6		117.2		253.8		253.8
Cash dividends declared				(5.4)	(19.2)			(24.6)		(24.6)
Repurchase of common shares		(5.0)				(131.6)		(131.6)		(131.6)
Stock-based compensation and exercise of awards		0.6		2.5		7.5		10.0		10.0
Balance at December 31, 2013	122.2	(27.1)	$1.2	$1,149.8	$211.6	$(371.0)	$(14.8)	$976.8	$1.7	$978.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

43 POLYONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions, and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Our operations are located primarily in the United States, Canada, Mexico, Europe, Asia and Brazil. Our operations are reported in five reportable segments: Global Specialty Engineered Materials; Global Color, Additives and Inks; Designed Structures and Solutions; Performance Products and Solutions; and PolyOne Distribution. See Note 16, Segment Information, for more information.
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri. The Spartech acquisition expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier, packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth.
On March 25, 2013, PolyOne entered into an agreement to sell its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration. The sale of the Resin Business occurred on May 30, 2013 which resulted in the recognition of a pre-tax gain of $223.7 million ($138.5 million, net of tax), which is reflected within the Income from discontinued operations, net of income taxes line of the Consolidated Statements of Income.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of PolyOne and its subsidiaries. All majority-owned affiliates over which we have control are consolidated. Investments in affiliates and joint ventures in which our ownership is 50% or less, or in which we do not have control but have the ability to exercise significant influence over operating and financial policies, were accounted for under the equity method prior to their disposition (see Note 20, Financial Information of Previously Owned Equity Affiliates). Transactions with related parties, including joint ventures, are in the ordinary course of business.
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

44 POLYONE CORPORATION

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
Finite-lived intangible assets, which consist primarily of customer relationships, sales contracts, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 23 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values.
Goodwill and Indefinite Lived Intangible Assets
Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested for impairment at the reporting unit level. Our reporting units have been identified at the operating segment level, or in some cases, one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.
Our annual measurement date for testing impairment of goodwill and other indefinite-lived intangibles is October 1st. We completed our testing of impairment as of October 1, noting no impairment in 2013, 2012 or 2011. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2014. Refer to Note 19, Fair Value, for further discussion of our approach for assessing the fair value of goodwill.
Litigation Reserves
FASB ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We record expense associated with professional fees related to litigation claims and assessments as incurred. Refer to Note 13, Commitments and Contingencies information.
Derivative Financial Instruments
FASB ASC Topic 815, Derivative and Hedging, requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them.

45 POLYONE CORPORATION

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
Pension and Other Post-retirement Plans
We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. This standard requires us to (1) recognize the funded status of the benefit plans in our Consolidated Balance Sheet, (2) recognize, as a component of other comprehensive income or net periodic benefit cost, the gains or losses and prior service costs or credits that arise during the period and (3) measure defined benefit plan assets and obligations as of December 31. We immediately recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur. Refer to Note 12, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2013, 2012 and 2011 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and other post-retirement benefits	Unrealized gain in available-for-sale securities	Total
Balance at January 1, 2011	$(8.6)	$26.9	$0.2	$18.5
Translation adjustments	(9.0)	—	—	(9.0)
Prior service credits recognized during the year, net of tax of $6.5	—	(10.8)	—	(10.8)
Balance at December 31, 2011	(17.6)	16.1	0.2	(1.3)
Translation adjustments	1.1	—	—	1.1
Prior service credits recognized during the year, net of tax of $6.5	—	(10.9)	—	(10.9)
Balance at December 31, 2012	(16.5)	5.2	0.2	(11.1)
Translation adjustments	(3.7)	—	—	(3.7)
Balance at December 31, 2013	$(20.2)	$5.2	$0.2	$(14.8)
Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. See Note 19, Fair Value, for further discussion.
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in Other (expense) income, net in the accompanying Consolidated Statements of Income.
Revenue Recognition
We recognize revenue when the revenue is realized or realizable and has been earned. We recognize revenue when a firm sales agreement is in place, shipment has occurred and collectability is reasonably assured.
Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.
Research and Development Expense
Research and development costs from continuing operations, which were $52.6 million in 2013, $41.3 million in 2012 and $36.4 million in 2011, are charged to expense as incurred.

46 POLYONE CORPORATION

Environmental Costs
We expense costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the cost can be reasonably estimated. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. In some cases, the Company may be able to recover a portion of the costs relating to these obligations from insurers or other third parties; however, the Company records such amounts only when it is probable that they will be collected.
Equity Affiliates
We account for our investments in equity affiliates under FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. We recognize our proportionate share of the income of equity affiliates.
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2013, we had one active share-based employee compensation plan, which is described more fully in Note 15, Share-Based Compensation.
Income Taxes
Deferred income tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. In accordance with FASB ASC Topic 740, Income Taxes, we evaluate our deferred income taxes to determine whether a valuation allowance should be established against the deferred tax assets or whether the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard.
Note 2 — BUSINESS COMBINATIONS
Spartech Corporation
On March 13, 2013, PolyOne acquired Spartech, a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri, with fiscal 2012 sales of $1,149.4 million and net income from continuing operations of $2.7 million.
At the effective time of the merger, each issued and outstanding share of Spartech common stock was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common stock. PolyOne paid $83.4 million in cash and issued approximately 10.0 million shares of its common stock to Spartech's stockholders. PolyOne funded the cash portion of the consideration, and the repayment of certain portions of Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 6, Financing Arrangements.
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
Spartech's results have been reflected within our Consolidated Statements of Income and within our newly created segment Designed Structures and Solutions, as well as our existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments since the date of acquisition. Sales of former Spartech businesses were $822.7 million since the date of acquisition.

47 POLYONE CORPORATION

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
(1) In accordance with ASC 718, Compensation — Stock Compensation, the fair value of replacement awards attributable to pre-combination service is recognized as part of purchase consideration. The $2.4 million represents the fair value of Spartech replacement equity awards of $3.9 million net of deferred income tax benefits of $1.5 million. The fair value of awards attributable to post-combination service amounted to $2.7 million and are being recognized as stock compensation over their requisite service periods within PolyOne's Consolidated Statements of Income.
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

The acquisition of Spartech has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of December 31, 2013, the purchase price allocation remains preliminary, primarily related to our completion of our assessment of contingencies and income taxes.

48 POLYONE CORPORATION

The following table summarizes PolyOne's preliminary fair value estimates at the acquisition date as of December 31, 2013:

(In millions)	Preliminary allocation
Accounts receivable, net	$139.7
Inventories, net	118.1
Other current assets	17.2
Property, net	280.3
Other non-current assets	20.4
Intangible assets, net	44.6
Goodwill	153.2
Total assets acquired	773.5
Short-term and current portion of long-term debt	0.5
Accounts payable	105.3
Accrued expenses	43.2
Long-term debt	11.0
Other non-current liabilities	102.4
Total liabilities assumed	262.4
Net assets acquired	$511.1
Goodwill is calculated as the excess of the consideration transferred over the assets acquired, and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill has been allocated to the Designed Structures and Solutions, Global Color, Additives and Inks and Performance Products and Solutions segments. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. See Note 5, Goodwill and Intangible Assets for information about goodwill and intangible assets.
The following unaudited pro forma information of PolyOne for the years ended December 31, 2013 and 2012 includes Spartech's operating results for the respective periods, as if the acquisition and related financing occurred on January 1, 2012. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Year Ended December 31,
(In millions)	Pro Forma 2013	Pro Forma 2012
Sales	$3,989.2	$4,006.9
Net income from continuing operations	$94.7	$56.5
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
In 2013, we incurred acquisition-related costs totaling of $7.6 million which have been included within selling and administrative expense in our Consolidated Statements of Income.
Glasforms Incorporated
On December 19, 2012, PolyOne acquired all of the outstanding equity of Glasforms Inc. (Glasforms), a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products, with 2012 annual sales of $51.1 million. The purchase marks PolyOne's entry into advanced composite technology, an adjacency consistent with the Company's strategy of providing specialty solutions that deliver high value to customers. The

49 POLYONE CORPORATION

acquisition date fair value of the consideration transferred was $34.3 million, net of cash acquired of $1.2 million. Glasforms results have been reflected within our Consolidated Statement of Income and within our Global Specialty Engineered Materials Segment since the date of acquisition. The acquisition resulted in goodwill of $12.4 million and $10.7 million of identifiable intangible assets.
In 2012, we incurred acquisition-related costs totaling of $3.9 million which have been included within Selling and administrative expense in our Consolidated Statement of Income.
ColorMatrix Group Incorporated
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
The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $486.1 million, net of cash acquired of $1.9 million and no assumed debt. PolyOne funded the purchase price with a combination of cash on hand and net proceeds of $285.5 million from our senior secured term loan, discussed in Note 6, Financing Arrangements. In 2011, we incurred approximately $3.3 million of acquisition costs related to this acquisition, which are included within Selling and administrative expense in our Consolidated Statements of Income.
Other Acquisitions and Joint Ventures
On October 6, 2011, we entered into an agreement with E.A. Juffali & Brothers Company Limited to form a joint venture that will enable PolyOne to expand its Global Color and Additives business into the Middle East. This joint venture is 51% owned by PolyOne and is based in Jeddah, Saudi Arabia. During 2012, funding of this joint venture occurred and construction of the manufacturing facility began. Operations commenced in 2013. The joint venture is reflected within our consolidated financial statements, including the noncontrolling interest.

Note 3 — DISCONTINUED OPERATIONS
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($138.5 million, net of tax) in the second quarter of 2013.
PolyOne has classified the Resin Business assets and liabilities as held-for-sale for periods prior to disposition in the accompanying Consolidated Balance Sheets and has classified the Resin Business operating results as a discontinued operation in the accompanying Consolidated Statements of Income for all periods presented. Previously, the Resin Business was included in the Performance Products and Solutions segment.
The Resin Business' sales, income before income taxes and net income were as follows:

	Year Ended December 31,
(In millions)	2013*	2012	2011
Sales	$55.3	$131.8	$154.1

Gain on sale	$223.7	$—	$—
Income from operations	12.2	29.7	29.8
Income before taxes	235.9	29.7	29.8
Income tax expense	(86.1)	(11.1)	(10.6)
Income from discontinued operations, net of income taxes	$149.8	$18.6	$19.2
* Includes the Resin Business' operating results through May 29, 2013.

50 POLYONE CORPORATION

The following table summarizes the assets and liabilities of the Resin Business:

(In millions)	December 31,
Assets:	2012
Accounts receivable, net	$8.8
Inventories, net	8.2
Property, net	21.7
Other assets	0.6
Assets held-for-sale	39.3

Liabilities:
Accounts payable	15.8
Accrued expenses and other liabilities	2.2
Liabilities held-for-sale	$18.0
Note 4 — EMPLOYEE SEPARATION AND PLANT PHASE-OUT COSTS

In 2013, PolyOne determined it would close six former Spartech North American manufacturing facilities and one administrative office in Washington, Pennsylvania, and relocate production to other PolyOne facilities. Further, in 2013 PolyOne determined it would also close the former Spartech Donchery, France manufacturing facility. These actions are expected to be completed by the end of 2014. The manufacturing facilities’ closings are part of the Company’s ongoing integration of Spartech, which are designed to enable the Company to better serve customers, improve efficiency, and deliver a portion of the anticipated synergy-related cost savings in connection with the Spartech acquisition. In addition to these actions, PolyOne had incurred severance costs related to former Spartech executives and other employees, as well as asset related charges and other ongoing costs that were underway prior to PolyOne's acquisition of Spartech.
The Company anticipates that it will incur approximately $65.0 million of charges in connection with the announced Spartech actions noted above. These costs include $27.0 million of severance, $24.0 million of asset related charges, including accelerated depreciation, and $14.0 million of other ongoing costs.
The table below summarizes restructuring activity related to Spartech since the date of acquisition.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Costs	Total
Accrual balance at December 31, 2012	$—	$—	$—	$—
Charge to expense	13.6	21.1	9.4	44.1
Cash payments	—	(6.0)	(9.4)	(15.4)
Non-cash utilization	(13.6)	—	—	(13.6)
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
We expect to recognize additional restructuring charges of approximately $20.9 million in 2014 related to these Spartech actions.
In addition to the Spartech related charges incurred since the date of acquisition, in 2013, we incurred $7.9 million of restructuring and employee severance charges primarily related to other actions to realign production capacities and improve return on invested capital.
Total 2013 restructuring charges of $52.0 million included $16.1 million recognized within Cost of goods sold and $35.9 million recognized in Selling and administrative expenses within the Consolidated Statements of Income and Corporate and eliminations within segment disclosures for the year ended December 31, 2013.
During the second quarter of 2012, the Company undertook actions to realign production capacities and improve return on invested capital. These actions were primarily in response to weak demand in Europe. During 2012 these

51 POLYONE CORPORATION

actions resulted in charges of $11.5 million related to plant closure costs and reductions in force. These costs are primarily recognized within Selling and administrative expense in our Consolidated Statement of Income and within Corporate and eliminations in our segment disclosures. We do not expect future charges related to these actions to be material.
Note 5 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill. The acquisition of Spartech resulted in preliminary goodwill of $153.2 million.
Goodwill as of December 31, 2013 and 2012, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions		Performance Products and Solutions		PolyOne Distribution		Total
Goodwill, gross at January 1, 2012	$101.4	$313.4	$—		$182.4		$1.6		$598.8
Accumulated impairment losses	(12.2)	(16.1)	—		(175.0)		—		(203.3)
Goodwill, net at January 1, 2012	89.2	297.3	—		7.4		1.6		395.5
Acquisitions of businesses	10.0	0.6	—		—		—		10.6
Currency translation and other adjustments	(0.6)	—	—		—		—		(0.6)
Balance at December 31, 2012	98.6	297.9	—		7.4		1.6		405.5
Acquisitions of businesses	1.8	12.4	136.3		3.6		—		154.1
Currency translation and other adjustments	(0.5)	(0.1)	—		—		—		(0.6)
Balance at December 31, 2013	$99.9	$310.2	$136.3	—	$11.0	—	$1.6	—	$559.0
At December 31, 2013, PolyOne had $99.7 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name of $33.2 million acquired as part of the 2008 acquisition of GLS Corporation (GLS), trade names of $63.1 million acquired as part of the acquisition of ColorMatrix and $3.4 million of in-process research and development (IPR&D) acquired as part of the ColorMatrix acquisition. Acquired IPR&D is accounted for as an indefinite-lived intangible asset until the project is complete. Upon completion, projects are reclassified to technology and amortized over their useful lives. IPR&D consists of one project that we expect to complete during 2014.
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$190.4	$(34.1)	$0.1	$156.4
Sales contracts	11.4	(10.9)	—	0.5
Patents, technology and other	128.5	(19.4)	0.1	109.2
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.0	$(64.4)	$0.2	$365.8

	As of December 31, 2012
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$173.1	$(25.7)	$0.5	$147.9
Sales contracts	11.4	(10.8)	—	0.6
Patents, technology and other	89.3	(10.1)	0.1	79.3
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	15.9	—	—	15.9
Total	$386.0	$(46.6)	$0.6	$340.0

52 POLYONE CORPORATION

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
	$44.6
Amortization of other finite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 was $17.8 million, $13.2 million and $3.8 million, respectively.
As of December 31, 2013, we expect amortization expense on finite-lived intangibles for the next five years as follows:

	2014	2015	2016	2017	2018
Expected amortization	$18.5	$18.3	$18.3	$18.2	$18.2
Note 6 — FINANCING ARRANGEMENTS
Total debt as of December 31 consisted of the following:

(In millions)	December 31, 2013	December 31, 2012 (1)
7.500% debentures due 2015	$48.7	$50.0
Senior secured term loan due 2017	—	294.5
7.375% senior notes due 2020	316.6	360.0
5.250% senior notes due 2023	600.0	—
Other debt	23.6	2.4
Total debt	$988.9	$706.9
Less short-term and current portion of long-term debt	12.7	3.8
Total long-term debt, net of current portion	$976.2	$703.1

(1)	Senior secured term loan includes $2.5 million of unamortized discounts.
In 2013, we repurchased $43.4 million aggregate principal amount of our 7.375% senior notes due 2020, $1.3 million aggregate principal amount of our 7.50% debentures due 2015 and $1.6 million of other debt. Additionally, we recognized $5.2 million of debt extinguishment costs within Debt extinguishment costs in our Consolidated Statements of Income in connection with these repurchases.
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
The senior secured term loan that was paid in full with proceeds from the issuance of our 2023 bonds was entered into on December 21, 2011 and had an aggregate principal amount of $300.0 million. We used the net proceeds from the term loan to partially fund the acquisition of ColorMatrix. The term loan was recorded at par value less a discount.
We incurred debt extinguishment costs of $10.6 million related to the early retirement of our senior secured term loan including $8.2 million of deferred financing cost write-offs and $2.4 million of discounts that were written off. These costs are presented within Debt extinguishment costs in our Consolidated Statements of Income.
On March 1, 2013, the agreement, dated December 21, 2011, governing our $300.0 million 5-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining

53 POLYONE CORPORATION

commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of December 31, 2013, we were in compliance with all covenants, had no outstanding borrowings and had availability of $282.3 million under this facility.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. On November 14, 2013, the Company renewed and increased the credit line commitment with Saudi Hollandi Bank to $16.0 million, a portion of which is available for letters of credit. As of December 31, 2013, letters of credit under the credit line were $0.3 million and borrowings were $12.3 million with an interest rate of 1.85%.
During 2013, we incurred $13.0 million in debt financing related fees. These costs are included in Other current and Other non-current assets and are being amortized over the life of their respective agreements.
In November 2011, we repurchased the aggregate principal of $22.9 million of our 8.875% senior notes due 2012 at a premium of $0.9 million.
Aggregate maturities of debt for the next five years and thereafter are as follows:

(In millions)
2014	$12.7
2015	57.2
2016	0.5
2017	0.5
2018	0.6
Thereafter	917.4
Aggregate maturities	$988.9
Included in Interest expense, net for the years ended December 31, 2013, 2012 and 2011 was interest income of $1.3 million, $0.8 million and $0.7 million, respectively. Total interest paid on long-term and short-term borrowings was $50.4 million in 2013, $45.8 million in 2012 and $32.0 million in 2011.
Note 7 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles and railcars under operating leases. Rent expense from continuing operations was $24.5 million in 2013, $20.2 million in 2012 and $21.2 million in 2011.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2013 are as follows (in millions):

(In millions)
2014	$18.7
2015	14.9
2016	10.8
2017	7.3
2018	5.7
Thereafter	19.3
Total	$76.7
Note 8 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net as of December 31 consist of the following:

(In millions)	2013	2012
Trade accounts receivable	$433.2	$318.2
Allowance for doubtful accounts	(5.2)	(4.3)
Accounts receivable, net	$428.0	$313.9

54 POLYONE CORPORATION

The following table details the changes in allowance for doubtful accounts:

(In millions)	2013	2012	2011
Balance at beginning of the year	$(4.3)	$(4.8)	$(4.1)
Provision for doubtful accounts	(0.2)	(0.3)	(2.0)
Accounts written off	0.2	0.4	1.0
Currency translation and other adjustments	(0.9)	0.4	0.3
Balance at end of year	$(5.2)	$(4.3)	$(4.8)

Note 9 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2013	December 31, 2012
At FIFO cost:
Finished products	$203.6	$165.0
Work in process	3.9	2.4
Raw materials and supplies	135.0	77.0
Inventories, net	$342.5	$244.4
Note 10 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2013	December 31, 2012
Land and land improvements	$52.5	$34.7
Buildings	315.4	241.4
Machinery and equipment	1,079.2	844.5
	1,447.1	1,120.6
Less accumulated depreciation and amortization	(800.9)	(734.8)
Property, net	$646.2	$385.8
Depreciation expense from continuing operations was $91.0 million in 2013, $52.6 million in 2012 and $49.4 million in 2011. Included in 2013 depreciation expense from continuing operations, was accelerated depreciation of $12.7 million related to announced restructuring actions.
Note 11 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2013 and 2012 consist of the following:

	Accrued expenses and other liabilities		Other non-current liabilities
	December 31,		December 31,
(In millions)	2013	2012	2013	2012
Employment costs	$128.7	$81.5	$19.1	$22.7
Environmental	12.0	10.8	113.9	64.6
Taxes	34.7	17.2	—	—
Pension and other post-employment benefits	5.7	5.9	—	—
Accrued interest	16.2	8.0	—	—
Other	12.0	18.5	36.4	14.8
Total	$209.3	$141.9	$169.4	$102.1
Note 12 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses, after consideration of inventory capitalization, in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. In the fourth quarter of 2013, we recognized a pre-tax benefit of $44.0 million related to the actuarial gains during the year. We recognized a pre-tax charge of $42.0 million and $83.8 million in the fourth quarter of 2012 and 2011, respectively.
We have several pension plans; however, as of December 31, 2013, only certain foreign plans accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of

55 POLYONE CORPORATION

service. All U.S. defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants.
We sponsor several unfunded defined benefit post-retirement plans that provide subsidized health care and life insurance benefits to certain retirees and a closed group of eligible employees. In 2009, we adopted changes to our U.S. post-retirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, was discontinued, and benefits were phased out through December 31, 2012. When this plan change was recognized in 2009, prior service cost amortization was calculated to fully amortize the prior service cost by the end of 2012, consistent with the period of continued benefits. Only certain employees hired prior to December 31,1999 are eligible to participate in our subsidized post-retirement health care and life insurance plans.
The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2013	2012	2013	2012
Change in benefit obligation:
Projected benefit obligation — beginning of year	$597.2	$543.5	$18.9	$21.9
Service cost	1.7	1.5	—	—
Interest cost	23.9	27.2	0.6	0.8
Actuarial (gain) loss	(35.5)	63.4	(1.0)	(2.0)
Benefits paid	(51.5)	(39.8)	(2.0)	(2.7)
Other	1.2	1.4	(0.1)	0.9
Projected benefit obligation — end of year	$537.0	$597.2	$16.4	$18.9
Projected salary increases	2.8	2.8	—	—
Accumulated benefit obligation	$534.2	$594.4	$16.4	$18.9
Change in plan assets:
Plan assets — beginning of year	$410.4	$335.6	$—	$—
Actual return on plan assets	44.9	46.9	—	—
Company contributions	68.0	66.8	1.8	2.0
Plan participants’ contributions	—	—	0.2	0.5
Benefits paid	(51.5)	(39.8)	(2.0)	(2.7)
Other	0.4	0.9	—	0.2
Plan assets — end of year	$472.2	$410.4	$—	$—
Under-funded status at end of year	$(64.8)	$(186.8)	$(16.4)	$(18.9)
Amounts included in the accompanying Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2013	2012	2013	2012
Non-current assets	$1.8	$—	$—	$—
Accrued expenses and other liabilities	4.0	4.0	1.7	1.9
Other non-current liabilities	62.6	182.8	14.7	17.0
Change in accumulated other comprehensive loss before tax:

	Pension Benefits		Health Care Benefits
(In millions)	2013	2012	2013	2012
Prior year	$0.3	$0.3	$—	$(17.4)
Prior service credit recognized during year	—	—	—	17.4
Current year	$0.3	$0.3	$—	$—
As of December 31, 2013 and 2012, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2013	2012	2013	2012
Projected benefit obligation	$528.5	$596.4	$16.4	$18.9
Accumulated benefit obligation	525.6	593.6	16.4	18.9
Fair value of plan assets	461.9	409.6	—	—

56 POLYONE CORPORATION

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2013	2012	2013	2012
Discount rate	4.83%	4.12%	4.38%	3.71%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	7.02%	7.39%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.63%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2025
Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

(In millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	1.1	(1.0)
The following table summarizes the components of net period benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2013. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(In millions)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit (gains) costs:
Service cost	$1.7	$1.5	$1.6	$—	$—	$—
Interest cost	23.9	27.2	28.3	0.6	0.8	1.0
Expected return on plan assets	(37.4)	(27.6)	(29.2)	—	—	—
Amortization of prior service cost	—	—	0.2	—	(17.4)	(17.4)
Mark-to-market actuarial net (gains) losses	(43.0)	44.0	83.4	(1.0)	(2.0)	0.4
Net periodic benefit (gain) cost	$(54.8)	$45.1	$84.3	$(0.4)	$(18.6)	$(16.0)
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.12%	5.11%	5.71%	3.71%	4.66%	5.07%
Expected long-term return on plan assets	8.41%	8.43%	8.50%	—%	—%	—%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	7.39%	8.35%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.63%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2025	2019	2018
The expected long-term rate of return on pension assets was determined after considering the historical experience of long-term asset returns by asset category, the expected investment portfolio mix and estimated future long-term investment returns. As our funded levels have improved during 2013, we have shifted our U.S. qualified pension assets to a larger fixed income weighting. As a result, we have lowered our weighted average expected return on plan assets to 6.85% in 2014. While this change will lower our expected return on plan assets, our strategy is for our assets to increase/decrease proportionally with our liability such that our funding levels do not deteriorate.
Our pension investment strategy is to diversify the portfolio among asset categories to enhance the portfolio’s risk-adjusted return as well as insulate it from exposure to changes in interest rates. Our asset mix considers the duration of plan liabilities, historical and expected returns of the investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. As the funded status of the plan increases, the asset allocation is adjusted to increase the mix of fixed income investments and match the duration of those investments with the duration of the plan liabilities. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 70% to 80% in fixed income securities,

57 POLYONE CORPORATION

20% to 30% in equity securities and 0% to 10% in alternative investments and cash. These alternative investments may include funds of multiple asset investment strategies and funds of hedge funds.
The fair values of pension plan assets at December 31, 2013 and 2012, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2013				Fair Value of Plan Assets at December 31, 2012
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category
Cash	$6.6	$—	$—	$6.6	$3.4	$—	$—	$3.4
Common collective trusts	—	14.8	—	14.8	—	44.9	—	44.9
Large-cap equity	28.4	30.0	—	58.4	43.2	51.1	—	94.3
Mid-cap equity	—	—	—	—	42.3	—	—	42.3
Small-cap equity	22.0	—	—	22.0	39.8	—	—	39.8
International equity	59.6	—	—	59.6	80.6	—	—	80.6
Fixed-income funds	275.5	—	—	275.5	39.3	—	—	39.3
Multi-asset mutual fund	—	—	—	—	32.6	—	—	32.6
Floating rate income funds	35.3	—	—	35.3	33.2	—	—	33.2
Totals	$427.4	$44.8	$—	$472.2	$314.4	$96.0	$—	$410.4
Large cap equity funds invest primarily in U.S. publicly-traded equity securities of companies with a market capitalization typically in excess of $10 billion with a focus on growth or value. Mid cap equity funds invest primarily in U.S. publicly-traded equity securities of companies with a market capitalization typically greater than $2 billion but less than $10 billion with a focus on growth or value. Small cap equity funds invest primarily in U.S. publicly-traded equity securities of companies with a market capitalization typically less than $2 billion with a focus on growth or value. International equity funds invest in publicly-traded equity securities of companies predominantly in the United States, developed international countries and emerging markets typically with a market capitalization greater than $2 billion with a focus on growth or value and are invested across the capitalization spectrum. Fixed income funds invest primarily in investment grade fixed income securities. The multi-asset mutual fund strategy is based on a diverse range of investments including, but not limited to, investment grade and high yield bonds, international and emerging market bonds, inflation-indexed bonds, equities and commodities. The floating rate income fund strategy is to invest primarily in a diversified portfolio of first and second lien high-yield senior floating rate loans and other floating rate debt securities. The common collective trust fund invests primarily in cash and other short-term investments, and is used as a temporary investment for our contributions to the pension plans until the contributions are allocated to other investments according to our investment strategy.
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
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2014	$39.1	$1.7
2015	40.0	1.6
2016	39.5	1.6
2017	39.5	1.5
2018	39.8	1.5
2019 through 2023	195.5	6.2
We currently estimate that 2014 employer contributions will be $19.9 million to all qualified and non-qualified pension plans and $1.7 million to all healthcare benefit plans.

58 POLYONE CORPORATION

PolyOne sponsors various voluntary retirement savings plans (RSP). Under the provisions of the plans, eligible employees receive defined Company contributions and are eligible for Company matching contributions based on their eligible earnings contributed to the plan. In addition, we may make discretionary contributions to the plans for eligible employees based on a specific percentage of each employee’s compensation.
Following are our contributions to the RSP:

(In millions)	2013	2012	2011
Retirement savings match	$9.8	$7.6	$7.1
Retirement benefit contribution	4.0	3.8	3.9
Total contributions	$13.8	$11.4	$11.0
Note 13 — COMMITMENTS AND CONTINGENCIES
Environmental — We or our subsidiaries have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of certain environmental sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial condition.
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
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which the Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocations of future remediation costs at the Calvert City facility to Westlake Vinyls, Inc. While we do not currently assume any allocation of costs in our current reserve, we will adjust our reserve, in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). The USEPA has required certain changes to the remedial investigation report, and development of a final report by the USEPA is ongoing. We have also undertaken steps to develop a feasibility study, including engaging a third party to perform ground water modeling at this site. Utilizing the preliminary results of the ground water modeling study that we obtained in the fourth quarter of 2013 we were able to develop estimates for potential remedies at Calvert City. Based upon this information, we recognized a $47.0 million charge in the fourth quarter of 2013 associated with the anticipated remedy. This charge represents our best estimate of the construction of a barrier wall and future remediation costs at this location, above existing accruals. We expect to finalize the RIFS in 2014 and expect the majority of expenditures associated with this change to occur throughout 2016 and 2017. We are pursuing available insurance coverage for these expenditures. No receivable has been recognized for future recoveries.
On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. Spartech acquired the owner of this facility, Franklin Plastics Corp., in a 1986 stock transaction, and Franklin Plastics Corp. subsequently became Franklin-Burlington. The USEPA has requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for development of a RIFS of the Lower Passaic River. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to or agree to bear any such remediation or natural resource damage

59 POLYONE CORPORATION

costs. The USEPA continues to evaluate the remedial options, and the scope and cost of any remedial activity has not yet been determined.
Given the uncertainties related to the Lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington, have not yet been determined, we are not able to assess or estimate our remedial liability, if any, related to this matter.
Based on our estimates we had accruals totaling $125.9 million and $75.4 million as of December 31, 2013 and 2012, respectively, for probable future environmental expenditures relating to previously contaminated sites. These accruals are undiscounted and included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2013. However, such additional costs, if any, cannot be currently estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained.
We believe that the probability is remote that losses in excess of amounts we have accrued would be materially adverse to our financial position, results of operations or cash flows.
The following table details the changes in the environmental accrued liabilities:

(In millions)	2013	2012	2011
Balance at beginning of the year	$75.4	$76.2	$87.4
Environmental expenses	61.2	12.8	9.7
Net cash payments	(14.3)	(13.7)	(20.8)
Currency translation and other	3.6	0.1	(0.1)
Balance at end of year	$125.9	$75.4	$76.2
Included in Cost of sales in the accompanying Consolidated Statements of Income are insurance reimbursements received for previously incurred environmental costs of $23.5 million and $3.3 million in 2013 and 2011, respectively.
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
Other Litigation — In 2013, we received $7.0 million in connection with the resolution of commercial litigation in which we had an interest. We recognized this gain within Selling and administrative expense in our Consolidated Statements of Income.
We are involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters that seek remedies or damages. We believe that the probability is remote that losses in excess of the amounts we have accrued would be materially adverse to our financial position, results of operations or cash flows.
Guarantees — On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $24.4 million as of December 31, 2013. Until the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Note 14 — INCOME TAXES
Income from continuing operations, before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable. Certain foreign operations are branches of PolyOne and are,

60 POLYONE CORPORATION

therefore, subject to United States as well as foreign income tax regulations. As a result, pre-tax income by location and the components of income tax expense by taxing jurisdiction are not directly related.
Income from continuing operations, before income taxes consists of the following:

(In millions)	2013	2012	2011
Domestic	$105.2	$46.2	$120.2
Foreign	45.8	37.1	48.7
Income from continuing operations, before income taxes	$151.0	$83.3	$168.9
A summary of income tax expense from continuing operations is as follows:

(In millions)	2013	2012	2011
Current:
Federal	$(17.4)	$(1.7)	$3.1
State	(2.8)	(0.9)	(1.2)
Foreign	(23.3)	(14.7)	(14.1)
Total current	$(43.5)	$(17.3)	$(12.2)
Deferred:
Federal	$(12.9)	$(15.8)	$(18.8)
State	(1.8)	0.1	13.9
Foreign	0.1	2.9	1.6
Total deferred	$(14.6)	$(12.8)	$(3.3)
Total income tax expense	$(58.1)	$(30.1)	(15.5)
Refer to Note 3, Discontinued Operations for income tax expense allocated to discontinued operations.
Reconciliation of income taxes from the U.S. statutory rate of 35% to the consolidated effective tax rate is as follows:

(In millions)	2013	2012	2011
Income tax expense at 35% of income from continuing operations, before income taxes	$(52.8)	$(29.2)	$(59.1)
State tax, net of federal benefit	(3.9)	(1.3)	(2.2)
Differences in rates of foreign operations	(1.2)	3.3	3.9
Changes in valuation allowances	(3.1)	(0.9)	13.0
U.S. research and development credit	2.1	—	0.6
Tax benefits associated with O’Sullivan Engineered Films	—	—	29.5
Recognition of uncertain tax positions	0.5	0.1	(4.5)
Other, net	0.3	(2.1)	3.3
Income tax expense	$(58.1)	$(30.1)	$(15.5)
In 2011, we recognized income tax expense primarily related to the sale of our SunBelt joint venture offset by a tax benefit associated with our divested investment in O'Sullivan Engineered Films, Inc. We also recognized a tax benefit related to a reduction in deferred tax valuation allowances related to various state and foreign deferred tax assets of $13.0 million.

61 POLYONE CORPORATION

Components of our deferred tax liabilities and assets as of December 31, 2013 and 2012 were as follows:

(In millions)	2013	2012
Deferred tax liabilities:
Tax over book depreciation	$87.1	$39.1
Intangibles	126.1	98.8
Other, net	19.9	9.2
Total deferred tax liabilities	$233.1	$147.1
Deferred tax assets:
Pension and other Post-retirement benefits	$20.6	$64.7
Employment costs	36.8	23.4
Environmental	49.3	27.9
Net operating loss carryforwards	38.0	31.2
Other, net	32.6	10.4
Total deferred tax assets	$177.3	$157.6
Valuation allowances	(29.3)	(18.9)
Net deferred tax liabilities	$(85.1)	$(8.4)
As of December 31, 2013, we have combined state net operating loss carryforwards of $230.9 million that expire at various dates from 2014 through 2032. Various foreign subsidiaries have net operating loss carryforwards totaling $106.4 million that expire at various dates from 2014 through 2022. We have provided valuation allowances of $23.1 million against certain foreign and state loss carryforwards.
No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $286.5 million at December 31, 2013 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
We made worldwide income tax payments of $120.3 million and received refunds of $2.9 million in 2013. We made worldwide income tax payments of $30.8 million and $32.6 million in 2012 and 2011, respectively, and received refunds of $13.0 million and $1.0 million in 2012 and 2011, respectively. The increase in income tax payments made in 2013 is primarily related to higher 2013 earnings and the gain recognized related to the divestiture of the Resin Business.
The Company records provisions for uncertain tax provisions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2013	2012	2011
Balance as of January 1	$14.5	$15.1	$9.9
Additions based on tax positions related to the current year	—	0.2	4.5
Additions for tax positions of prior years	1.1	—	1.3
Reductions for tax positions of prior years	(0.9)	(0.4)	(0.6)
Settlements and other	0.5	(0.4)	—
Balance as of December 31	$15.2	$14.5	$15.1
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2013 and 2012, we had accrued $3.0 million and $2.3 million for interest and penalties, respectively.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur up to $3.8 million based on the outcome of tax examinations and as a result of the expiration of various statues of limitations.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $12.9 million.
The Company is currently being audited by the IRS and multiple state and foreign taxing jurisdictions. We are no longer subject to U.S. federal income tax examinations for periods preceding 2007 and with limited exceptions, for periods preceding 2006 for state and 2002 for foreign tax examinations.
Note 15 — SHARE-BASED COMPENSATION
Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying

62 POLYONE CORPORATION

Consolidated Statements of Income includes compensation cost for share-based payment awards based on the grant date fair value estimated in accordance with the provision of FASB ASC Topic 718, Compensation — Stock Compensation. Share-based compensation expense is based on awards expected to vest, therefore has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise that estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Equity and Performance Incentive Plans
On May 12, 2010, our shareholders approved the PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP). The 2010 EPIP provides for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). On May 19, 2012, our shareholders approved an amendment to this plan whereby, among other provisions, a total of 5.0 million common shares (a 2.0 million increase from the amount authorized in May of 2010) are reserved for grant under the 2010 EPIP. It is anticipated that all share-based grants and awards that are earned and exercised will be issued from PolyOne common shares that are held in treasury.
Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income. A summary of compensation expense by type of award follows:

(In millions)	2013	2012	2011
Stock appreciation rights	$6.1	$5.1	$2.3
Restricted stock units	10.4	5.3	3.1
Total share-based compensation	$16.5	$10.4	$5.4
Stock Appreciation Rights
During the years ended December 31, 2013, 2012 and 2011, the total number of SARs granted were 0.5 million, 0.8 million and 0.5 million, respectively. Awards granted in 2013 and 2012 vest in one-third increments annually over a three-year service period and upon the achievement of certain stock price targets. Awards granted in 2011 vest in one-third increments annually over a three-year service period. Outstanding SARs have contractual terms ranging from seven to ten years from the date of the grant.
The SARs granted during 2013 and 2012 were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. These SARs have time and market-based vesting conditions but vest no earlier than their three year graded vesting schedule. As of December 31, 2013, all market conditions were met. Exercises are assumed to occur between vesting and maturity and the resulting expected term is an output from the Monte Carlo simulation valuation model. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. The expected dividend assumption was determined based upon PolyOne's dividend yield at the time of grant. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.
The SARs granted during 2011 were valued using the Black-Scholes method as the awards only have time-based vesting requirements. The expected term of SARs granted was determined based on the “simplified method” described in Staff Accounting Bulletin (SAB) Topic 14.D.2, which is permitted if historical exercise experience is not sufficient. The expected volatility was determined based on the average weekly volatility for our common shares for the expected term of the awards. Expected dividends were determined based upon the declared dividend yield at the time the SAR was granted. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the expected option term. Forfeitures were estimated at 3% per year based on our historical experience.
The following is a summary of the weighted average assumptions related to the grants issued during 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility (weighted-average)	50.0%	53.0%	56.0%
Expected dividends	1.04%	1.37%	—%
Expected term (in years)	7.4	8.0	6.0
Risk-free rate	2.12%	2.05%	2.86%
Value of SARs granted	$10.83	$6.92	$8.12

63 POLYONE CORPORATION

A summary of SAR activity for 2013 is presented below:

Stock Appreciation Rights In millions, except per share data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2.1	$11.31	6.58	$19.2
Granted	0.5	23.08	—
Spartech Replacement award issuance	0.5	25.05	—
Exercised	(0.9)	11.49	—
Forfeited or expired	(0.1)	18.05	—
Outstanding as of December 31, 2013	2.1	$16.63	6.33	$39.3
Vested and exercisable as of December 31, 2013	1.0	$14.94	3.99	$20.6
The total intrinsic value of SARs exercised during 2013, 2012 and 2011 was $14.9 million, $25.5 million and $8.0 million, respectively. As of December 31, 2013, there was $3.2 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 17 months.
Restricted Stock Units
Restricted Stock Units (RSUs) represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2013, 2012 and 2011, the total number of RSUs granted were 0.5 million, 0.6 million and 0.3 million, respectively. These RSUs, which vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2013, 1.3 million RSUs remain unvested with a weighted-average grant date fair value of $18.60. Unrecognized compensation cost for RSUs at December 31, 2013 was $9.3 million, which is expected to be recognized over the weighted average remaining vesting period of 15 months.
Note 16 — SEGMENT INFORMATION
A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.
Operating income is the primary measure that is reported to our chief operating decision makers for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision makers. These costs are included in Corporate and eliminations.
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, intangibles and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations includes cash, debt, environmental liabilities, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
The following is a description of each of our five reportable segments.
Global Specialty Engineered Materials
Global Specialty Engineered Materials is a leading provider of specialty polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and

64 POLYONE CORPORATION

end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Global Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, Asia and South America. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
On December 19, 2012, the Company acquired Glasforms, a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products. Glasforms results are included within the Global Specialty Engineered Materials segment from the date of the acquisition.
Global Color, Additives and Inks
Global Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with a non-base resin, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Our offering also includes proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Global Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Asia and Africa.
On December 21, 2011, the Company completed the acquisition of all of the outstanding equity interests of ColorMatrix for $486.1 million, net of cash acquired. ColorMatrix is highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants.
Designed Structures and Solutions
On March 13, 2013, the Company completed the acquisition of Spartech, a supplier of plastic sheet, color and engineered materials, and packaging solutions. As a result of the acquisition, a new reportable segment, "Designed Structures and Solutions", was created. Designed Structures and Solutions is comprised of the former Spartech Custom Sheet and Rollstock and Packaging Technologies businesses. We believe PolyOne's Designed Structures and Solutions segment is a market leader in providing specialized, full service and innovative solutions in engineered polymer structures, rigid barrier packaging and specialty cast acrylics. We utilize a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or deliver design and visual aesthetics to meet our customers’ needs. Our offering also includes a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical, consumer and graphic arts markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.
Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and extrusion processors located in North America and Asia. The Geon brand name carries strong recognition globally. Geon Performance Materials' products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom

65 POLYONE CORPORATION

formulation development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: wire and cable, healthcare, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary compounds for pressure pipe and drip irrigation applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.

As a result of the announced sale of our Resin Business on March 25, 2013, this business has been removed from the Performance Products and Solutions segment and presented as a discontinued operation.
PolyOne Distribution
Our PolyOne Distribution business distributes more than 3,500 grades of engineering and commodity grade resins, including PolyOne-produced compounds, to the North American, South America and Asia markets. These products are sold to over 6,000 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 25 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support.
Financial information by reportable segment is as follows:

Year Ended December 31, 2013 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization (1)	Capital Expenditures (1a)	Total Assets
Global Specialty Engineered Materials	$571.9	$43.6	$615.5	$57.2	$18.8	$14.3	$379.6
Global Color, Additives and Inks	844.6	7.7	852.3	104.0	38.8	29.3	962.0
Designed Structures and Solutions	597.3	0.1	597.4	33.4	21.2	13.4	549.4
Performance Products and Solutions	690.9	82.3	773.2	56.0	15.5	12.4	278.7
PolyOne Distribution	1,066.5	8.7	1,075.2	63.3	0.6	0.3	216.7
Corporate and eliminations	—	(142.4)	(142.4)	(82.4)	13.9	6.5	557.7
Total	$3,771.2	$—	$3,771.2	$231.5	$108.8	$76.2	$2,944.1
(1) Excludes $1.0 million of depreciation expense associated with the Resin Business.
(1a) Excludes$0.2 million of capital expenditures associated with the Resin Business.

Year Ended December 31, 2012 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization (2)	Capital Expenditures (2a)	Total Assets
Global Specialty Engineered Materials	$504.9	$38.7	$543.6	$47.0	$14.3	$12.9	$396.6
Global Color, Additives and Inks	776.1	2.1	778.2	75.3	32.9	28.2	901.7
Performance Products and Solutions	554.9	75.4	630.3	38.8	13.7	4.6	205.4
PolyOne Distribution	1,024.9	5.4	1,030.3	66.0	0.7	0.6	212.9
Corporate and eliminations	—	(121.6)	(121.6)	(89.6)	4.2	8.5	411.4
Total	$2,860.8	$—	$2,860.8	$137.5	$65.8	$54.8	$2,128.0
(2) Excludes $4.0 million of depreciation expense associated with the Resin Business.
(2a) Excludes $2.6 million of capital expenditures associated with the Resin Business.

66 POLYONE CORPORATION

Year Ended December 31, 2011 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization (3)	Capital Expenditures (3a)	Total Assets
Global Specialty Engineered Materials	$540.2	$34.9	$575.1	$45.9	$14.8	$9.2	$349.7
Global Color, Additives and Inks	615.0	2.7	617.7	50.2	19.6	14.9	927.1
Performance Products and Solutions	562.1	77.0	639.1	27.7	15.0	12.7	222.5
PolyOne Distribution	992.1	4.4	996.5	56.0	0.7	0.2	183.5
Corporate and eliminations	—	(119.0)	(119.0)	23.2	3.1	13.4	395.3
Total	$2,709.4	$—	$2,709.4	$203.0	$53.2	$50.4	$2,078.1
(3) Excludes $4.3 million of depreciation expense associated with the Resin Business.
(3a) Excludes $3.7 million of capital expenditures associated with the Resin Business.
Gains and losses related to divestiture of equity investments are reflected in Corporate and eliminations. Amounts related to equity affiliates were $26.9 million, $23.4 million and $152.0 million for 2013, 2012 and 2011, respectively.
Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2013	2012	2011
Net sales:
United States	$2,538.2	$1,724.1	$1,628.3
Europe	519.7	488.1	491.3
Canada	267.8	248.1	248.7
Asia	239.0	221.2	196.3
Mexico	158.1	141.8	102.6
South America	48.4	37.5	42.2

Long-lived assets:
United States	$444.4	$240.9	$235.2
Europe	103.0	82.2	86.9
Canada	13.2	5.7	5.9
Asia	51.8	45.1	39.3
Mexico	20.5	3.5	2.7
South America	13.3	8.4	4.6
Note 17 — COMMON SHARE DATA
Weighted-average shares used in computing net income per share are as follows:

(In millions)	2013	2012	2011
Weighted-average shares — basic:	95.5	89.1	92.2
Plus dilutive impact of stock options and share-based awards	1.0	0.7	2.1
Weighted-average shares — diluted:	96.5	89.8	94.3
Basic net income per common share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted net income per common share is computed as net income available to common shareholders divided by the weighted average diluted shares outstanding.
Outstanding share-based awards and options with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted net income per share. The number of anti-dilutive options and awards was 0.3 million, 1.2 million and 0.5 million at December 31, 2013, 2012 and 2011, respectively.
In August 2008, our Board of Directors approved a stock repurchase program authorizing us, to repurchase up to 10.0 million of our common shares, in the open market or in privately negotiated transactions. On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization amount by 5.25 million and on October 23, 2012 increased the authorization an additional 13.2 million. As of December 31, 2013, the total common shares available for repurchase is 15.0 million. PolyOne may make all or part of any repurchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

67 POLYONE CORPORATION

We purchased 5.0 million, 1.2 million and 6.0 million shares in 2013, 2012 and 2011, respectively, at an aggregate price of $131.6 million, $15.9 million and $73.6 million, respectively, under these authorizations.
Note 18 — DERIVATIVE INSTRUMENTS
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
The fair values of derivative financial instruments recorded in the Consolidated Balance Sheets are as follows:

	December 31, 2013
(In millions)	Notional	Other current assets
Foreign currency forwards	$12.8	$—

	December 31, 2012
(In millions)	Notional	Other current assets
Foreign currency options	$31.2	$0.6
Foreign currency forwards	13.8	—
Total		$0.6
The effects of derivative instruments on our Consolidated Statements of Income are as follows:

(In millions)	2013	2012	2011	Location
Foreign currency options - (losses)	$(0.4)	$(1.4)	$—	Selling and administrative expense
Foreign currency forwards - (losses)	(0.6)	(0.4)	(1.8)	Other (expense) income, net
Note 19 — FAIR VALUE
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
Financial instruments accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$365.2	$365.2	$—	$—

68 POLYONE CORPORATION

	December 31, 2012
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$210.0	$210.0	$—	$—
Foreign currency options	0.6	—	0.6	—
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
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at December 31, 2013 and 2012 was $1,010.3 million and $741.0 million, respectively, compared to carrying values of $988.9 million and $706.9 million as of December 31, 2013 and 2012, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on an annual basis. The implied fair value of goodwill is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. No impairment charges were included in 2013, 2012 or 2011. We use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
Indefinite-lived intangible assets consist of a trade name acquired as part of the January 2008 acquisition of GLS, trade names acquired as part of the December 2011 acquisition of ColorMatrix, and in-process research and development acquired as part of the ColorMatrix acquisition. Indefinite-lived intangible assets are tested for impairment annually at the same time we test goodwill for impairment. The implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. No impairment charges were included in 2013, 2012 or 2011.
The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trade name. The fair value of in-process research and development was calculated using the income approach.
Note 20— FINANCIAL INFORMATION OF PREVIOUSLY OWNED EQUITY AFFILIATES
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation for $132.3 million in cash, the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $24.4 million as of December 31, 2013, and three potential annual earn-out payments, if SunBelt met certain performance targets.
We recognized a pre-tax gain of $128.2 million, net of associated transaction costs and equity income for period prior to the divestiture of $5.7 million, within Income related to previously owned equity affiliates for the sale of our equity interest in SunBelt for the year ended December 31, 2011. Additionally, we recognized a $26.9 million, $23.4 million and $18.1 million pre-tax gain associated with the three annual earn-out payments related to the sale of our 50% equity interest in SunBelt made in 2013, 2012 and 2011, respectively.

69 POLYONE CORPORATION

Note 21 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013 Quarters				2012 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth (6)	Third (7)	Second (8)	First (9)
Sales	$923.6	$1,008.9	$1,037.6	$801.1	$651.0	$707.7	$756.6	$745.5
Gross Margin	114.9	181.3	203.7	162.3	119.7	135.1	144.0	132.3
Operating income	48.7	61.6	80.7	40.5	13.3	43.5	43.3	37.4
Net income from continuing operations	20.6	23.0	38.3	11.0	0.1	19.4	18.4	15.3
Net income from continuing operations attributable to PolyOne shareholders	$21.0	$23.2	$38.6	$11.2	$0.2	$19.4	$18.4	$15.3

Net income from continuing operations per common share attributable to PolyOne common shareholders: (1)
Basic net income - continuing operations	$0.22	$0.24	$0.39	$0.12	$—	$0.22	$0.21	$0.17
Diluted net income - continuing operations	$0.22	$0.24	$0.39	$0.12	$—	$0.22	$0.20	$0.17

(1)
Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)
Included for the fourth quarter 2013 are: 1) gains from the SunBelt earn-out of $26.8 million, 2) mark-to-market pension and other post-retirement benefit gains of $44.0 million, 3) environmental remediation costs of $52.6 million, 4) a gain related to the reimbursement of previously incurred environmental costs of $3.4 million and 5) employee separation and plant phase-out costs of $28.3 million.

(3)
Included for the third quarter 2013 are: 1) $5.3 million in environmental remediation costs, 2) $10.9 million in employee separation and plant phase-out costs, 3) $7.0 million gain on commercial litigation, 4) $5.2 million in debt extinguishment costs associated with our outstanding debt repurchases and 5) $1.2 million of acquisition and divestiture-related costs.

(4)
Included for the second quarter 2013 are: 1) pre-tax gain of $223.7 million related to the sale of the Resin Business, 2) $2.9 million in employee separation and plant phase-out costs, 3) acquisition and divestiture-related costs of $4.9 million, 4) environmental remediation costs of $1.3 million and 5) a gain related to the reimbursement of previously incurred environmental costs of $14.9 million.

(5)
Included for the first quarter 2013 are: 1) $9.9 million in employee separation and plant phase-out costs 2) acquisition and divestiture-related costs of $8.7 million, 3) environmental remediation costs of $2.0 million, 4) a gain related to the reimbursement of previously incurred environmental costs of $5.2 million and 5) $10.6 million in debt extinguishment costs related to the early retirement of our senior secured term loan.

(6)
Included for the fourth quarter 2012 are: 1) gains from the SunBelt earn-out of $23.0 million, 2) mark-to-market pension and other post-retirement benefit losses of $42.0 million, 3) environmental remediation costs of $3.1 million, 4) acquisition-related costs of $2.0 million, 5) bridge loan commitment fees of $1.3 million and 6) employee separation and plant phase-out costs of $1.0 million.

(7)	Included for the third quarter 2012 are: 1) $5.2 million in environmental remediation costs and 2) $1.3 million in employee separation and plant phaseout costs.

(8)	Included for the second quarter 2012 are: 1) $8.7 million in employee separation and plant phase-out costs and 2) environmental remediation costs of $2.9 million.

(9)	Included for the first quarter 2012 are: 1) $5.4 million related to expensing the fair market value of acquired ColorMatrix inventory and 2) environmental remediation costs of $1.6 million.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

70 POLYONE CORPORATION

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

2.
Under the supervision of and with participation of PolyOne’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 Framework). Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2013. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2013, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 36 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations in internal control over financial reporting
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2014 Annual Meeting of Shareholders (2014 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2014 Proxy Statement.
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

71 POLYONE CORPORATION

ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2014 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,219,089	$18.33	1,913,463(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,219,089	$18.33	1,913,463

(1)
In addition to options, warrants and rights, the PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP) authorizes the issuance of restricted stock, RSUs, and performance shares. The 2010 EPIP limits the total number of shares that may be issued as one or more of these types of awards to 2.0 million. On May 9, 2012 our shareholders approved an amendment to this plan whereby, among other provisions, a total of 5.0 million common shares are reserved for grant under the 2010 EPIP. This number in the table also includes shares available under our existing Deferred Compensation Plan for Non-Employee Directors. This plan provides our non-employee Directors with a vehicle to defer their compensation in the form of shares. This plan provides that the aggregate number of our common shares that may be granted under the Deferred Compensation Plan for Non-Employee Directors in any fiscal year during the term of the plan will be equal to one-tenth of one percent, 0.1%, of the number of our common shares outstanding as of the first day of that fiscal year. At the end of 2013, 71,701 common shares remained available under this plan and our current Directors had a total of 264,439 shares deferred as of December 31, 2013. The deferred shares are held in a trust and are currently part of our outstanding common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACATIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2014 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2014 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

72 POLYONE CORPORATION

All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits.
Refer to the Exhibit Index, which is incorporated by reference herein.

73 POLYONE CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 13, 2014	BY:	/S/ BRADLEY C. RICHARDSON
Bradley C. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

74 POLYONE CORPORATION

Signature and Title

/S/ STEPHEN D. NEWLIN	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Date: February 13, 2014
Stephen D. Newlin

/S/ BRADLEY C. RICHARDSON	Executive President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 13, 2014
Bradley C. Richardson

/S/ CAROL A. CARTWRIGHT	Director	Date: February 13, 2014
Carol A. Cartwright

/S/ RICHARD H. FEARON	Director	Date: February 13, 2014
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 13, 2014
Gregory J. Goff

/S/ GORDON D. HARNETT	Director	Date: February 13, 2014
Gordon D. Harnett

/S/ SANDRA BEACH LIN	Director	Date: February 13, 2014
Sandra Beach Lin
/S/ RICHARD A. LORRAINE	Director	Date: February 13, 2014
Richard A. Lorraine

/S/ WILLIAM H. POWELL	Director	Date: February 13, 2014
William H. Powell

/S/ KERRY J. PREETE	Director	Date: February 13, 2014
Kerry J. Preete

/S/ FARAH M. WALTERS	Director	Date: February 13, 2014
Farah M. Walters

/S/ WILLIAM A. WULFSOHN	Director	Date: February 13, 2014
William A. Wulfsohn

75 POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

2.3†
Agreement and Plan of Merger, dated October 23, 2012, by and among PolyOne Corporation, 2012 RedHawk, Inc., 2012 RedHawk, LLC and Spartech Corporation (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-K filed on October 24, 2012, SEC File No. 1-16091)

2.4†
Asset Purchase Agreement, dated as of March 25, 2013, by and between PolyOne Corporation and Mexichem Specialty Resins Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 27, 2013, SEC File No. 1-16091)

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
4.1
Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

4.2
Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)

4.3
First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)

4.4
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.1
Amended and Restated Credit Agreement, dated March 1, 2013, among the Company, PolyOne Canada and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, PNC Bank National Association and KeyBank National Association, as documentation agents, and Wells Fargo Capital Finance, LLC and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.2
Registration Rights Agreement, dated February 28, 2013, between PolyOne Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.3+
Form of Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091)

10.4+
PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010)

10.5+
PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010)

10.6+
Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)

10.7+
1999 Incentive Stock Plan, as amended and restated through August 31, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)

10.8+
Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

10.9+
2005 Equity and Performance Incentive Plan (amended and restated by the Board as of July 21, 2005) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-16091)

10.10+
Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)

10.11+
Form of Management Continuity Agreement for Executive Officers prior to 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

10.12+	Form of Management Continuity Agreement for Executive Officers after 2011**

Exhibit No.	Exhibit Description
10.13+	Schedule of Executive Officers with Management Continuity Agreements**
10.14+	PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014)**
10.15+
Amended and Restated Letter Agreement, dated as of July 16, 2008, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-16091)

10.16
Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

10.17
Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(c) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)

10.18	Asset Contribution Agreement - PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.19+
Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)

10.20+
PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008)

10.21+
Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)

10.22+
First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.23+
Form of Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.24+
Executive Severance Plan, as amended and restated effective February 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC File No. 1-16091)

10.25
First Amendment to the PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 23, 2012)

10.26+
Form of 2012 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 1-16091)

10.27+	Form of 2013 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended**
10.28+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
21.1	Subsidiaries of the Company**
23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP**
31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2
Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Stephen D. Newlin, Chairman, President and Chief Executive Officer**
32.2
Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Bradley C. Richardson, Executive Vice President and Chief Financial Officer**

101 .INS	XBRL Instance Document**
101 .SCH	XBRL Taxonomy Extension Schema Document**
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101 .LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit No.	Exhibit Description
101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101 .DEF	XBRL Taxonomy Definition Linkbase Document**

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

**	Filed herewith.