Form 10-Q
period 2014-03-31
POLYONE CORP
filed 2014-05-01
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of March 31, 2014 was 94,124,874.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Sales	$1,002.3	$801.1
Cost of sales	814.1	638.8
Gross margin	188.2	162.3
Selling and administrative expense	131.8	121.9
Income related to previously owned equity affiliates	—	0.1
Operating income	56.4	40.5
Interest expense, net	(15.5)	(15.6)
Debt extinguishment costs	—	(10.6)
Other (expense) income, net	(1.0)	1.4
Income from continuing operations before income taxes	39.9	15.7
Income tax expense	(10.7)	(4.7)
Net income from continuing operations	29.2	11.0
Income from discontinued operations, net of income taxes	—	4.1
Net income	29.2	15.1
Net loss attributable to noncontrolling interests	0.2	0.2
Net income attributable to PolyOne common shareholders	$29.4	$15.3

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.31	$0.12
Discontinued operations	—	0.05
Total	$0.31	$0.17
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.31	$0.12
Discontinued operations	—	0.04
Total	$0.31	$0.16

Weighted-average shares used to compute earnings per share:
Basic	94.5	91.7
Diluted	95.7	92.8

Cash dividends declared per share of common stock	$0.08	$0.06
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net income	$29.2	$15.1
Other comprehensive income
Translation adjustments	(0.7)	(6.0)
Total comprehensive income	28.5	9.1
Comprehensive loss attributable to noncontrolling interests	0.2	0.2
Comprehensive income attributable to PolyOne common shareholders	$28.7	$9.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$238.3	$365.2
Accounts receivable, net	507.5	428.0
Inventories, net	333.0	342.5
Other current assets	91.3	117.9
Total current assets	1,170.1	1,253.6
Property, net	631.2	646.2
Goodwill	568.7	559.0
Intangible assets, net	361.0	365.8
Other non-current assets	127.2	119.5
Total assets	$2,858.2	$2,944.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$12.8	$12.7
Accounts payable	430.1	386.9
Accrued expenses and other liabilities	131.1	209.3
Total current liabilities	574.0	608.9
Non-current liabilities:
Long-term debt	968.1	976.2
Pension and other post-retirement benefits	63.8	77.3
Deferred income taxes	122.1	133.8
Other non-current liabilities	181.1	169.4
Total non-current liabilities	1,335.1	1,356.7
Shareholders’ equity:
PolyOne shareholders’ equity	947.6	976.8
Noncontrolling interests	1.5	1.7
Total equity	949.1	978.5
Total liabilities and shareholders’ equity	$2,858.2	$2,944.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$29.2	$15.1
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	32.8	19.9
Debt extinguishment costs	—	10.6
Provision for doubtful accounts	0.2	—
Stock based compensation expense	3.8	7.0
Change in assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(81.7)	(76.2)
Decrease in inventories	5.9	11.4
Increase in accounts payable	43.2	49.2
Decrease in pension and other post-retirement benefits	(18.4)	(54.7)
Decrease in accrued expenses and other assets and liabilities	(89.9)	(73.8)
Net cash used by operating activities	(74.9)	(91.5)
Investing Activities
Capital expenditures	(17.5)	(12.9)
Business acquisitions, net of cash acquired	—	(259.9)
Proceeds from sale of equity affiliate and other assets	26.8	24.1
Net cash provided (used) by investing activities	9.3	(248.7)
Financing Activities
Repayment of long-term debt	(8.0)	(297.0)
Proceeds from long-term debt	—	600.0
Debt financing costs	—	(13.0)
Borrowings under credit facilities	20.9	41.7
Repayments under credit facilities	(20.9)	(10.0)
Purchase of common shares	(51.0)	(20.8)
Exercise of stock awards	5.4	2.9
Cash dividends paid	(7.6)	(4.5)
Net cash (used) provided by financing activities	(61.2)	299.3
Effect of exchange rate changes on cash	(0.1)	(0.2)
Decrease in cash and cash equivalents	(126.9)	(41.1)
Cash and cash equivalents at beginning of period	365.2	210.0
Cash and cash equivalents at end of period	$238.3	$168.9
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2013 of PolyOne Corporation.
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be attained in subsequent periods, or for the year ending December 31, 2014.
Adoption of Accounting Standards
Effective January 1, 2014, the Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The adoption of ASU 2013-11 did not have a material impact to the Company's financial statements.
Note 2 — BUSINESS COMBINATIONS
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
PolyOne's management believes that the acquisition of Spartech will expand PolyOne's specialty portfolio and provide substantial synergies through enhanced operational efficiencies. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe that we can better serve our customers and accelerate growth.

The Spartech purchase price was comprised of the following:

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
(1) In accordance with ASC 718, Compensation — Stock Compensation, the fair value of replacement awards attributable to pre-combination service is recognized as part of the purchase consideration. The $2.4 million represents the fair value of Spartech replacement equity awards of $3.9 million net of deferred tax benefits of $1.5 million. The fair value of awards attributable to post-combination service amounted to $2.7 million and are being recognized as stock compensation over their requisite service periods within PolyOne's Condensed Consolidated Statements of Income.
(2) In accordance with the provisions of Spartech's 7.08% senior notes due 2016 and revolving credit facilities, at the time of closing, PolyOne repaid all borrowings under Spartech's revolving credit facilities, which amounted to $77.2 million. Additionally, PolyOne repaid $102.3 million related to Spartech's 7.08% senior notes due 2016, including $88.9 million of aggregate principal, $10.3 million make-whole provisions, and $3.1 million of interest payable.
The following table summarizes the final Spartech purchase price allocation:

(In millions)
Accounts receivable, net	$139.7
Inventories, net	114.4
Other current assets	18.6
Property, net	280.3
Other non-current assets	19.6
Intangible assets, net	44.6
Goodwill	162.6
Total assets acquired	779.8
Short-term and current portion of long-term debt	0.5
Accounts payable	105.0
Accrued expenses and other liabilities	43.1
Long-term debt	11.0
Other non-current liabilities	109.1
Total liabilities assumed	268.7
Net assets acquired	$511.1
During the first quarter of 2014, we adjusted Goodwill by $9.4 million primarily related to our finalization of the assessment of income taxes. The 2013 Condensed Consolidated Financial Statements have not been retroactively adjusted as these measurement period adjustments did not have a material impact on such statements. Goodwill is calculated as the excess of the consideration transferred over the assets acquired, and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill has been allocated, to the Designed Structures and Solutions, Global Color, Additives and Inks, and Performance Products and Solutions segments. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. See Note 4, Goodwill and Intangible Assets for information about goodwill and intangible assets.
The following unaudited pro forma information presents a summary of PolyOne's Combined Statements of Income for the three months ended March 31, 2013, which includes Spartech's Combined Statement of Operations for the quarter. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses:

(In millions)	Three Months Ended March 31, 2013
Sales	$1,019.1
Net income attributable to PolyOne common shareholders	$14.0
The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact.
During the three months ended March 31, 2013, we incurred $4.6 million of acquisition-related costs primarily associated with the Spartech acquisition, which are included within the Selling and administrative expense line in our Condensed Consolidated Statements of Income.
Note 3 — DISCONTINUED OPERATIONS
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (the "Resin Business") to Mexichem Specialty Resins Inc. (Mexichem) for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($138.5 million, net of tax) that was primarily recognized during the second quarter of 2013.
The table below summarizes results for the Resin Business for the three months ended March 31, 2013 which are reflected in our Condensed Consolidated Statements of Income as a discontinued operation.

(In millions)	Three Months Ended March 31, 2013
Sales	$32.4
Income before income taxes	6.5
Income tax expense	(2.4)
Income from discontinued operations, net of income taxes	$4.1

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2014 and December 31, 2013, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2012	$98.6	$297.9	$—	$7.4	$1.6	$405.5
Acquisitions of businesses	1.8	12.4	136.3	3.6	—	154.1
Currency translation	(0.5)	(0.1)	—	—	—	(0.6)
Balance December 31, 2013	99.9	310.2	136.3	11.0	1.6	559.0
Acquisitions of businesses	—	0.9	8.3	0.2	—	9.4
Currency translation	0.3	—	—	—	—	0.3
Balance March 31, 2014	$100.2	$311.1	$144.6	$11.2	$1.6	$568.7
Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$190.4	$(36.3)	$0.1	$154.2
Patents, technology and other	139.9	(32.9)	0.1	107.1
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.0	$(69.2)	$0.2	$361.0

	As of December 31, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$190.4	$(34.1)	$0.1	$156.4
Patents, technology and other	139.9	(30.3)	0.1	109.7
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.0	$(64.4)	$0.2	$365.8

Note 5 — EMPLOYEE SEPARATION AND PLANT PHASE-OUT COSTS

In 2013, PolyOne determined it would close six former Spartech North American manufacturing facilities and one administrative office in Washington, Pennsylvania, and relocate production to other PolyOne facilities. Further, in 2013 PolyOne determined it would also close the former Spartech Donchery, France manufacturing facility. These actions are expected to be completed by the end of 2014. The manufacturing facilities’ closings are part of the Company’s ongoing integration of Spartech, which are designed to enable the Company to better serve customers, improve efficiency, and deliver a portion of the anticipated synergy-related cost savings in connection with the Spartech acquisition. In addition to these actions, PolyOne incurred severance costs related to former Spartech executives and other employees, as well as asset related charges and other ongoing costs associated with restructuring actions that were underway prior to PolyOne's acquisition of Spartech.
The Company anticipates that it will incur approximately $70.0 million of charges in connection with the announced Spartech actions noted above. These costs include $27.0 million of severance, $24.0 million of asset related charges, including accelerated depreciation, and $19.0 million of other ongoing costs.

The table below summarizes restructuring activity related to Spartech for the period ended March 31, 2014.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Costs	Total
Accrual balance at January 1, 2013	$—	$—	$—	$—
Charge to expense	13.6	21.1	9.4	44.1
Cash payments	—	(6.0)	(9.4)	(15.4)
Non-cash utilization	(13.6)	—	—	(13.6)
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charge to expense	7.7	2.6	5.5	15.8
Cash payments	—	(3.4)	(5.5)	(8.9)
Non-cash utilization	(7.7)	—	—	(7.7)
Accrual balance at March 31, 2014	$—	$14.3	$—	$14.3
We expect to recognize additional restructuring charges of approximately $10.1 million in 2014 related to these Spartech actions.
During the three months ended March 31, 2014, we recognized total restructuring charges of $17.9 million which included $11.0 million recognized within Cost of goods sold and $6.9 million recognized in Selling and administrative expenses within the Condensed Consolidated Statements of Income and Corporate and eliminations within segment disclosures for the three months ended March 31, 2014.
During the three months ended March 31, 2013, PolyOne recognized $9.9 million of employee separation and plant phase-out costs, which included $8.0 million related to Spartech's executive severance agreements and $1.9 million related primarily to previously announced actions in Europe. Additionally, we recognized $1.2 million of stock compensation expense related to the acceleration of Spartech executive equity awards, as a result of change in control provisions within the related equity agreements. These charges are recognized in Selling and administrative expenses within the Condensed Consolidated Statements of Income and Corporate and eliminations within segment disclosures for the three months ended March 31, 2013.
Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	March 31, 2014	December 31, 2013
At FIFO cost:
Finished products	$189.6	$203.6
Work in process	4.5	3.9
Raw materials and supplies	138.9	135.0
Inventories, net	$333.0	$342.5

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	March 31, 2014	December 31, 2013
Land and land improvements	$53.2	$52.5
Buildings	321.4	315.4
Machinery and equipment	1,085.9	1,079.2
Property, gross	1,460.5	1,447.1
Less accumulated depreciation and amortization	(829.3)	(800.9)
Property, net	$631.2	$646.2

Note 8 — INCOME TAXES
Income tax expense from continuing operations was $10.7 million for the first quarter of 2014 compared to $4.7 million in the first quarter of 2013. This increase was primarily driven by higher earnings within the U.S. for the three months ended March 31, 2014. Favorably impacting tax expense for the three months ended March 31, 2014 was a $4.0 million adjustment related to favorable settlements of outstanding tax issues with U.S. and foreign tax authorities. Favorably impacting tax expense for the three months ended March 31, 2013 was the recognition of 2012 U.S. research and development credits totaling $0.9 million. These credits were retroactively reinstated into law on January 2, 2013.
Note 9 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

	Three Months Ended March 31,
(In millions)	2014	2013
Weighted-average shares outstanding – basic	94.5	91.7
Plus dilutive impact of stock options and awards	1.2	1.1
Weighted-average shares – diluted	95.7	92.8
For the three months ended March 31, 2014 and 2013, 0.2 million and 0.4 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
During the first quarter of 2014, 0.3 million stock appreciation rights were granted under the PolyOne Corporation 2010 Equity and Performance Incentive Plan. These awards vest in one-third increments annually over a three-year service period and upon the achievement of certain stock price targets. Because the stock price targets have not been achieved as of March 31, 2014, these awards were excluded from the calculation of earnings per share.
Note 10 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan gains are as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Service cost	$0.4	$0.4
Interest cost	6.3	5.9
Expected return on plan assets	(8.1)	(9.3)
Net periodic benefit gains	$(1.4)	$(3.0)

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Interest cost	$0.2	$0.2
Net periodic benefit costs	$0.2	$0.2

Note 11 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	March 31, 2014	December 31, 2013
7.500% debentures due 2015	$48.7	$48.7
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	15.6	23.6
Total long-term debt	980.9	988.9
Less current portion	12.8	12.7
Total long-term debt, net of current portion	$968.1	$976.2
During the first quarter of 2014, we repaid an $8.0 million industrial revenue bond that was acquired as a result of the Spartech acquisition.
On February 28, 2013, PolyOne issued $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year, which commenced on September 15, 2013. We used a portion of the net proceeds of the offering to pay the cash portion of the Spartech acquisition, and to repay certain Spartech debt. During the first quarter of 2013, we also used a portion of these net proceeds to make a voluntary $50.0 million contribution to our U.S. qualified defined benefit plan and to repay the outstanding principal amount of $297.0 million under our senior secured term loan.
In the first quarter of 2013 we incurred debt extinguishment costs of $10.6 million related to the early retirement of our senior secured term loan, which included $8.2 million of deferred financing cost write-offs and $2.4 million of discount write-offs. These costs are presented within the Debt extinguishment costs line in our Condensed Consolidated Statements of Income. As a result of the issuance of our 2023 senior notes in February 2013, the bridge financing commitment that provided for borrowings of $250.0 million obtained at the time of the announced acquisition of Spartech expired. We recognized $1.9 million of deferred financing costs within Interest expense, net within the Condensed Consolidated Statements of Income in the first quarter of 2013, related to this committed financing arrangement.
On March 1, 2013, the agreement, dated December 21,2011, governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of March 31, 2014, we were in compliance with all covenants, had no outstanding borrowings and had availability of $323.9 million under this facility.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank and increased the facility size to $16.0 million. As of March 31, 2014, borrowings under the credit line were $12.3 million with an interest rate of 1.85%.
The estimated fair value of PolyOne’s debt instruments at March 31, 2014 and December 31, 2013 was $1,017.3 million and $1,010.3 million, respectively, compared to carrying values of $980.9 million and $988.9 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

Note 12 — SEGMENT INFORMATION
Segment information for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$215.5	$219.6	$30.4	$204.6	$205.3	$24.2
Global Specialty Engineered Materials	147.0	157.4	18.3	148.5	152.9	15.8
Designed Structures and Solutions	173.5	173.6	11.2	41.5	41.5	1.5
Performance Products and Solutions	185.3	207.6	16.0	140.5	166.6	13.6
PolyOne Distribution	281.0	284.1	17.2	266.0	268.0	16.2
Corporate and eliminations	—	(40.0)	(36.7)	—	(33.2)	(30.8)
Total	$1,002.3	$1,002.3	$56.4	$801.1	$801.1	$40.5

	Total Assets
(In millions)	March 31, 2014	December 31, 2013
Global Color, Additives and Inks	$961.0	$962.0
Global Specialty Engineered Materials	393.2	379.6
Designed Structures and Solutions	572.0	549.4
Performance Products and Solutions	285.4	278.7
PolyOne Distribution	227.8	216.7
Corporate and eliminations	418.8	557.7
Total assets	$2,858.2	$2,944.1

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
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). The USEPA has required certain changes to the remedial investigation report, and development of a final report by the USEPA is ongoing. We have since undertaken steps to develop a feasibility study, including engaging a third party to perform ground water modeling at this site. Based upon preliminary results of this study, obtained in the fourth quarter of 2013, we adjusted our reserve for this location. We expect to finalize the RIFS in 2014 and we continue to pursue available insurance coverage.

On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. Spartech acquired the owner of this facility, Franklin Plastics Corp., in a 1986 stock transaction, and Franklin Plastics Corp. subsequently became Franklin-Burlington. The USEPA has requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for development of a RIFS of the Lower Passaic River. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to or agree to bear any such remediation or natural resource damage costs. In April of 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the Lower Passaic River.
Given the uncertainties related to the Lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington, have not yet been determined, we are not able to assess or estimate our remedial liability, if any, related to this matter.
During the three months ended March 31, 2014 and 2013, PolyOne recognized $0.9 million and $2.0 million, respectively, of expense related to environmental activities at all of our active and inactive sites. During the three months ended March 31, 2013, we received $5.2 million of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $122.1 million at March 31, 2014 and $125.9 million at December 31, 2013, for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2014. However, such additional costs, if any, cannot presently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained.
Litigation Related to the Merger with Spartech — As previously disclosed, the parties entered into a stipulation of settlement dated October 22, 2013.  The Circuit Court of St. Louis County, Missouri (the "Court") preliminarily approved the settlement on December 12, 2013.  On February 19, 2014, the Court entered an order and final judgment that, among other things, approved the terms of the settlement and dismissed the litigation with prejudice. The deadline for a timely appeal has passed.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The remaining guarantee is $24.4 million as of March 31, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Note 14 — DERIVATIVE INSTRUMENTS
When translating results from foreign operations into U.S. dollars, we are subject to foreign exchange related risks in our operating results. We are also exposed to foreign exchange risk arising from intercompany lending transactions denominated in various foreign currencies that are subject to foreign exchange rate movement over the term of the loans. To mitigate these risks, we enter into forward contracts. The counterparties to these instruments are financial institutions with strong credit ratings. PolyOne maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.

Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments are not designated as a hedge, and therefore, any gain or loss is immediately recognized in income.
The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2014
(In millions)	Notional	Other current assets
Foreign currency forwards	$12.8	$—

	December 31, 2013
(In millions)	Notional	Other current assets
Foreign currency forwards	$12.8	$—
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
(In millions)	2014	2013	Location
Foreign currency options - gains	$—	$0.1	Selling and administrative expense
Foreign currency forwards - gains	—	0.4	Other (expense) income, net
Note 15 — EQUITY
Changes in equity for the three months ended March 31, 2014 and March 31, 2013 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$976.8	$1.7	$978.5
Net income	29.4	(0.2)	29.2
Other comprehensive income
Translation adjustment	(0.7)	—	(0.7)
Total comprehensive income	28.7	(0.2)	28.5
Cash dividend declared	(7.6)	—	(7.6)
Repurchase of common shares	(51.0)	—	(51.0)
Stock incentive plan activity	0.7	—	0.7
Balance at March 31, 2014	$947.6	$1.5	$949.1

Balance at December 31, 2012	$629.1	$2.3	$631.4
Net income	15.3	(0.2)	15.1
Other comprehensive income
Translation adjustment	(6.0)	—	(6.0)
Total comprehensive income	9.3	(0.2)	9.1
Cash dividend declared	(5.4)	—	(5.4)
Issuance of common shares in connection to the Spartech acquisition	253.3	—	253.3
Repurchase of common shares	(20.8)	—	(20.8)
Stock incentive plan activity	6.3	—	6.3
Balance at March 31, 2013	$871.8	$2.1	$873.9

Changes in accumulated other comprehensive loss year-to-date as of March 31, 2014 and 2013 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2014	$(20.2)	$5.2	$0.2	$(14.8)
Translation adjustments	(0.7)	—	—	(0.7)
Balance at March 31, 2014	$(20.9)	$5.2	$0.2	$(15.5)

Balance at January 1, 2013	$(16.5)	$5.2	$0.2	$(11.1)
Translation adjustments	(6.0)	—	—	(6.0)
Balance at March 31, 2013	$(22.5)	$5.2	$0.2	$(17.1)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
	2014	2013
(In millions)
Sales	$1,002.3	$801.1
Operating income	56.4	40.5
Net income from continuing operations	29.2	11.0
Net income attributable to PolyOne common shareholders	$29.4	$15.3
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
The Spartech acquisition expands PolyOne's specialty portfolio with adjacent technologies in attractive end markets where we already participate, as well as new end markets such as aerospace and security. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we believe we can better serve our customers and accelerate growth. Spartech's former Custom Sheet and Rollstock and Packaging Technology businesses are reported within Designed Structures and Solutions, and the remaining Spartech businesses are split among PolyOne's Global Color, Additives and Inks, Global Specialty Engineered Materials and Performance Products and Solutions segments.
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($138.5 million, net of tax) that was primarily recognized during the second quarter of 2013. The results of operations of this business are reflected as discontinued operations in our Condensed Consolidated Statements of Income for all periods prior to disposition.

Results of Operations — The three months ended March 31, 2014 compared to three months ended March 31, 2013:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2014	2013	Change	% Change
Sales	$1,002.3	$801.1	$201.2	25.1%
Cost of sales	814.1	638.8	(175.3)	(27.4)%
Gross margin	188.2	162.3	25.9	16.0%
Selling and administrative expense	131.8	121.9	(9.9)	(8.1)%
Income related to previously owned equity affiliates	—	0.1	(0.1)	(100.0)%
Operating income	56.4	40.5	15.9	39.3%
Interest expense, net	(15.5)	(15.6)	0.1	0.6%
Debt extinguishment costs	—	(10.6)	10.6	100.0%
Other (expense) income, net	(1.0)	1.4	(2.4)	(171.4)%
Income from continuing operations before income taxes	39.9	15.7	24.2	154.1%
Income tax expense	(10.7)	(4.7)	(6.0)	(127.7)%
Net income from continuing operations	29.2	11.0	18.2	165.5%
Income from discontinued operations, net of income taxes	—	4.1	(4.1)	(100.0)%
Net income	$29.2	$15.1	$14.1	93.4%
Net loss attributable to noncontrolling interests	0.2	0.2	—	—%
Net income attributable to PolyOne common shareholders	$29.4	$15.3	$14.1	92.2%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.31	$0.12
Discontinued operations	—	0.05
Total	$0.31	$0.17

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.31	$0.12
Discontinued operations	—	0.04
Total	$0.31	$0.16
Sales
Sales increased 25.1% in the first quarter of 2014 compared to the first quarter of 2013. Sales increased 24.1% due to the acquisition of Spartech and 2.7% due to improved price and mix. These increases were partially offset by a 1.7% decline in volume.
Cost of sales
As a percent of sales, cost of sales increased from 79.7% in the first quarter of 2013 to 81.2% in the first quarter of 2014, primarily due to $11.0 million of restructuring charges recognized as a result of Spartech re-alignment actions. The remaining increase to cost of sales, as a percent of sales, was primarily due to Spartech sales, which currently have lower margins than organic PolyOne sales.
Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense increased $9.9 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily related to the acquisition of Spartech.
Interest expense, net
Net interest expense decreased in the first quarter ended March 31, 2014, as compared to the three months ended March 31, 2013, as the increase in interest expense associated with the $600.0 million of 2023 senior notes issued February 28, 2013 was more than offset by decreased interest expense due to the repayment of $297.0 million under our senior secured term loan on February 28, 2013, repurchases of $44.7 million aggregate principal amount of our 2015 debentures and 2020 senior notes that occurred during the second half of 2013, and $1.9 million of interest cost recognized in during the first quarter of 2013 related to the final amortization of the bridge financing commitment that was obtained at the time we announced the Spartech acquisition.
Debt extinguishment costs
Premiums on early extinguishment of debt of $10.6 million were recognized during the first quarter of 2013 due to the repayment of the outstanding principal amount of $297.0 million under our senior secured term loan.
Income tax expense from continuing operations
Income tax expense from continuing operations was $10.7 million for the first quarter of 2014 compared to $4.7 million in the first quarter of 2013. This increase was primarily driven by higher earnings within the U.S. for the three months ended March 31, 2014. Favorably impacting tax expense for the three months ended March 31, 2014 was a $4.0 million adjustment related to favorable settlements of outstanding tax issues with U.S. and foreign tax authorities. Favorably impacting tax expense for the three months ended March 31, 2013 was the recognition of 2012 U.S. research and development credits totaling $0.9 million that were recognized in 2013. These credits were retroactively reinstated into law on January 2, 2013.
Discontinued operations, net of income taxes
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration which resulted in the recognition of a pre-tax gain of $223.7 million ($138.5 million net of tax), primarily recognized in the second quarter of 2013. As a result, this business is no longer reflected in our results.

SEGMENT INFORMATION
Operating income is the primary financial measure that is reported to the chief operating decision makers for purposes of allocating resources to segments and assessing segment performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-out costs; executive separation agreements; stock-based compensation costs; asset and goodwill impairments; environmental remediation costs for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by the chief operating decision makers. These costs are included in Corporate and eliminations.
PolyOne has five reportable segments: (1) Global Color, Additives and Inks; (2) Global Specialty Engineered Materials; (3) Designed Structures and Solutions, (4) Performance Products and Solutions; and (5) PolyOne Distribution.
Our segments are further discussed in Note 12, Segment Information, to the accompanying consolidated financial statements.

Sales and Operating Income — The three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2014	2013	Change	% Change
Sales:
Global Color, Additives and Inks	$219.6	$205.3	$14.3	7.0%
Global Specialty Engineered Materials	157.4	152.9	4.5	2.9%
Designed Structures and Solutions	173.6	41.5	132.1	318.3%
Performance Products and Solutions	207.6	166.6	41.0	24.6%
PolyOne Distribution	284.1	268.0	16.1	6.0%
Corporate and eliminations	(40.0)	(33.2)	(6.8)	(20.5)%
Total Sales	$1,002.3	$801.1	$201.2	25.1%

Operating income:
Global Color, Additives and Inks	$30.4	$24.2	$6.2	25.6%
Global Specialty Engineered Materials	18.3	15.8	2.5	15.8%
Designed Structures and Solutions	11.2	1.5	9.7	646.7%
Performance Products and Solutions	16.0	13.6	2.4	17.6%
PolyOne Distribution	17.2	16.2	1.0	6.2%
Corporate and eliminations	(36.7)	(30.8)	(5.9)	(19.2)%
Total Operating Income	$56.4	$40.5	$15.9	39.3%

Operating income as a percentage of sales:
Global Color, Additives and Inks	13.8%	11.8%	2.0	% points
Global Specialty Engineered Materials	11.6%	10.3%	1.3	% points
Designed Structures and Solutions	6.5%	3.6%	2.9	% points
Performance Products and Solutions	7.7%	8.2%	(0.5)	% points
PolyOne Distribution	6.1%	6.0%	0.1	% points
Total	5.6%	5.1%	0.5	% points

Global Color, Additives and Inks
Sales increased $14.3 million, or 7.0%, in the first quarter of 2014 compared to the first quarter of 2013. Sales increased 7.1% as a result of the Spartech acquisition and 6.3% due to improved price and mix. These increases were partially offset by a 6.4% decline in volume primarily in the industrial end markets.
Operating income increased $6.2 million in the first quarter of 2014 as compared to the first quarter of 2013. The increase is primarily due to improvement in price and mix.
Global Specialty Engineered Materials
Sales increased $4.5 million, or 2.9%, in the first quarter of 2014 compared to the first quarter of 2013. Sales increased 2.5% due to the Spartech acquisition, 0.4% due to improved product mix and 0.2% due to increased volume, while unfavorable foreign exchange rates impacted sales by 0.2%.
Operating income increased $2.5 million in the first quarter of 2014 as compared to the first quarter of 2013. This increase was driven primarily due to improvement in price and mix, and growth in Europe.
Designed Structures and Solutions
Sales increased $132.1 million, or 318.3%, while operating income increased $9.7 million in the first quarter of 2014 compared to the first quarter of 2013. 2014 reflects a full quarter of results of the acquired Spartech business while 2013 reflects results from March 13, 2013 through March 31, 2013. Additionally, improved price and mix favorably impacted sales and operating income.

Performance Products and Solutions
Sales increased $41.0 million, or 24.6%, in the first quarter of 2014 as compared to the first quarter of 2013. Sales increased 25.6% due to the Spartech acquisition and 0.1% as a result of favorable foreign exchange rates, partially offset by unfavorable price and mix of 1.0% and volume declines of 0.1%.
Operating income increased $2.4 million in the first quarter of 2014 as compared to the first quarter of 2013 due to sales associated with the Spartech acquisition, slightly offset by unfavorable price and mix.
PolyOne Distribution
Sales increased $16.1 million, or 6.0%, in the first quarter of 2014 as compared to the first quarter of 2013. Sales expanded 3.4% as a resulted of increased pricing associated with higher raw material costs, while volume increases favorably impacted sales by 2.6%.
Operating income increased $1.0 million in the first quarter of 2014 as compared to the first quarter of 2013 due to increased sales.
Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In millions)	2014	2013
Environmental remediation costs	$(0.9)	$(2.0)
Insurance recoveries	—	5.2
Employee separation and plant phase-out costs	(17.9)	(9.9)
Stock based compensation	(3.8)	(7.0)
Non-stock based incentive compensation	(8.8)	(6.9)
Acquisition related costs, including inventory fair value adjustments	(0.2)	(8.7)
All other and eliminations (1)	(5.1)	(1.5)
Total Corporate and eliminations	$(36.7)	$(30.8)
(1) All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt and equity. By laddering our debt maturity structure, we avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt with cash and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table summarizes our liquidity as of March 31, 2014 and December 31, 2013:

(In millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$238.3	$365.2
Revolving credit availability	327.3	285.7
Liquidity	$565.6	$650.9
As of March 31, 2014, approximately 84.1% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, should allow us to maintain adequate levels of available capital resources to fund our operations, meet debt service obligations and continue to repurchase our outstanding common stock.

Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013.
Operating Activities — In the three months ended March 31, 2014, net cash used by operating activities was $74.9 million as compared to $91.5 million in the three months ended March 31, 2013. The decrease in net cash used by operating activities of $16.6 million was primarily driven by higher earnings in 2014 and reduced pension contributions as a result of our improved funded status, partially offset by increased tax payments, increased interest payments, and restructuring payments associated with the Spartech actions.
Working capital as a percentage of sales, which we define as average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the first quarter of 2014 increased to 10.1% compared to 9.6% for the first quarter of 2014. The increase in working capital primarily related to the acquisition of Spartech, which unfavorably impacted working capital by 0.5%. Days sales outstanding for the first quarter of 2014 was 42.5 compared to 43.5 for the first quarter of 2013.
Investing Activities — Net cash provided by investing activities during the three months ended March 31, 2014 of $9.3 million reflects $17.5 million of capital expenditures offset by the third and final earn-out from the sale of our 50% equity investment in SunBelt Chlor Alkali Partnership (SunBelt) of $26.8 million.
Cash used by investing activities during the three months ended March 31, 2013 was $248.7 million, primarily reflecting the acquisition of Spartech of $258.8 million, net of cash acquired and capital expenditures of $12.9 million. These cash outflows were partially offset by cash proceeds received of $24.1 million primarily related to year two of the three year earn-out from the sale of our 50% equity investment in SunBelt.
Financing Activities — Net cash used by financing activities for the three months ended March 31, 2014 of $61.2 million reflects repurchases of $51.0 million of our outstanding common stock, cash dividends paid of $7.6 million and repayment of long term debt of $8.0 million. These cash outflows more than offset the tax benefit of $5.4 million related to the exercise of employee equity awards.
Net cash provided by financing activities for the three months ended March 31, 2013 was $299.3 million, which includes repayment of our senior secured term loan of $297.0 million, debt financing costs of $13.0 million, repayments under the credit facility of $10.0 million, repurchases of $20.8 million of our outstanding common stock and cash dividends paid of $4.5 million. These cash outflows were more than offset by proceeds received from the issuance of our senior notes due 2023 of $600.0 million, proceeds from borrowings under our credit facilities of $41.7 million and income tax benefits of $2.9 million related to the exercise of employee equity awards.

Debt
As of March 31, 2014, debt totaled $980.9 million. Aggregate maturities of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2014	$12.6
2015	49.2
2016	0.5
2017	0.5
2018	0.6
Thereafter	917.5
Aggregate maturities	$980.9
During the first quarter of 2014, we repaid an $8.0 million industrial revenue bond that was acquired as a result of the Spartech acquisition.
On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of March 31, 2014, we were in compliance with all covenants, had no outstanding borrowings and had availability of $323.9 million under this facility.
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
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank and increased the facility size to $16.0 million. As of March 31, 2014, borrowings under the credit line were $12.3 million with an interest rate of 1.85%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The remaining guarantee is $24.4 million as of March 31, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2014, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2013.

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

•
the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including, without limitation, Spartech; and

•	other factors described in our annual report on Form 10-K for the year ended December 31, 2013 under Item 1A, “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our annual report on Form 10-K for the year ended December 31, 2013.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
In December 2007, the United States Environmental Protection Agency (EPA) met with the Company to discuss possible violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at its polyvinyl chloride resin manufacturing facilities located in Henry, Illinois and Pedricktown, New Jersey. Further discussions between representatives for the Company and the EPA occurred in 2008, during which the Company provided additional information requested by the EPA, as well as its position regarding the compliance status of the facilities, and discussed certain modifications to testing procedures and record keeping in these facilities. In January 2009, we received a letter from the EPA proposing a resolution of any violations identified that would include our payment of penalties in the amount of $1.3 million. We subsequently reached a tentative settlement with the EPA under which the Company will pay a $0.3 million penalty, install certain Supplemental Environmental Projects (each a "SEP") and undertake certain modifications to its operations and recordkeeping at these two facilities.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	629,200	$34.56	629,200	14,370,800
February 1 to February 28	420,195	35.14	420,195	13,950,605
March 1 to March 31	389,400	37.10	389,400	13,561,205
Total	1,438,795	$35.42	1,438,795

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

May 1, 2014	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Amended and Restated Letter Agreement, dated as of March 6, 2014, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006.

31.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen D. Newlin, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document