Form 10-Q
period 2014-06-30
POLYONE CORP
filed 2014-07-22
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of June 30, 2014 was 92,329,201.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$1,005.5	$1,037.6	$2,007.8	$1,838.7
Cost of sales	821.0	833.9	1,635.1	1,472.7
Gross margin	184.5	203.7	372.7	366.0
Selling and administrative expense	135.1	123.0	266.9	244.9
Income related to previously owned equity affiliates	—	—	—	0.1
Operating income	49.4	80.7	105.8	121.2
Interest expense, net	(15.7)	(16.6)	(31.2)	(32.2)
Debt extinguishment costs	—	—	—	(10.6)
Other (expense) income, net	(0.4)	(1.2)	(1.4)	0.2
Income from continuing operations before income taxes	33.3	62.9	73.2	78.6
Income tax expense	(2.6)	(24.6)	(13.3)	(29.3)
Net income from continuing operations	30.7	38.3	59.9	49.3
Income from discontinued operations, net of income taxes	0.8	142.3	0.8	146.4
Net income	31.5	180.6	60.7	195.7
Net loss attributable to noncontrolling interests	0.2	0.3	0.4	0.5
Net income attributable to PolyOne common shareholders	$31.7	$180.9	$61.1	$196.2

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.33	$0.39	$0.64	$0.52
Discontinued operations	0.01	1.46	0.01	1.55
Total	$0.34	$1.85	$0.65	$2.07
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.33	$0.39	$0.63	$0.52
Discontinued operations	0.01	1.44	0.01	1.53
Total	$0.34	$1.83	$0.64	$2.05

Weighted-average shares used to compute earnings per share:
Basic	93.0	97.7	93.7	94.7
Diluted	94.3	99.1	94.9	95.8

Cash dividends declared per share of common stock	$0.08	$0.06	$0.16	$0.12
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$31.5	$180.6	$60.7	$195.7
Other comprehensive income
Translation adjustments	1.1	(4.7)	0.4	(10.7)
Total comprehensive income	32.6	175.9	61.1	185.0
Comprehensive loss attributable to noncontrolling interests	0.2	0.3	0.4	0.5
Comprehensive income attributable to PolyOne common shareholders	$32.8	$176.2	$61.5	$185.5
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$261.5	$365.2
Accounts receivable, net	501.3	428.0
Inventories, net	315.7	342.5
Other current assets	100.5	117.9
Total current assets	1,179.0	1,253.6
Property, net	612.3	646.2
Goodwill	568.9	559.0
Intangible assets, net	354.5	365.8
Other non-current assets	132.0	119.5
Total assets	$2,846.7	$2,944.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$12.7	$12.7
Accounts payable	422.5	386.9
Accrued expenses and other liabilities	170.8	209.3
Total current liabilities	606.0	608.9
Non-current liabilities:
Long-term debt	967.9	976.2
Pension and other post-retirement benefits	63.7	77.3
Deferred income taxes	113.7	133.8
Other non-current liabilities	182.4	169.4
Total non-current liabilities	1,327.7	1,356.7
Shareholders’ equity:
PolyOne shareholders’ equity	911.7	976.8
Noncontrolling interests	1.3	1.7
Total equity	913.0	978.5
Total liabilities and shareholders’ equity	$2,846.7	$2,944.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$60.7	$195.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	72.2	45.8
Debt extinguishment costs	—	10.6
Provision for doubtful accounts	0.3	—
Stock based compensation expense	10.1	10.1
Gain on sale of business	(0.8)	(223.6)
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Increase in accounts receivable	(74.0)	(70.6)
Decrease (increase) in inventories	23.4	(3.9)
Increase in accounts payable	35.9	15.5
Decrease in pension and other post-retirement benefits	(21.1)	(65.7)
(Decrease) increase in accrued expenses and other assets and liabilities - net	(62.9)	60.9
Net cash provided (used) by operating activities	43.8	(25.2)
Investing Activities
Capital expenditures	(38.0)	(26.7)
Business acquisitions, net of cash acquired	—	(259.4)
Proceeds from sale of equity affiliate and other assets	27.3	274.1
Net cash used by investing activities	(10.7)	(12.0)
Financing Activities
Repayment of long-term debt	(8.0)	(297.0)
Proceeds from long-term debt	—	600.0
Debt financing costs	—	(13.0)
Borrowings under credit facilities	20.9	125.0
Repayments under credit facilities	(20.9)	(117.5)
Purchase of common shares	(119.9)	(71.2)
Exercise of stock awards	6.3	3.3
Cash dividends paid	(15.1)	(9.9)
Net cash (used) provided by financing activities	(136.7)	219.7
Effect of exchange rate changes on cash	(0.1)	(0.1)
(Decrease) increase in cash and cash equivalents	(103.7)	182.4
Cash and cash equivalents at beginning of period	365.2	210.0
Cash and cash equivalents at end of period	$261.5	$392.4
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
Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2014.
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
Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company January 1, 2017. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial position, results of operations and cash flows.

Note 2 — BUSINESS COMBINATIONS
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
(1) In accordance with ASC 718, Compensation — Stock Compensation, the fair value of replacement awards attributable to pre-combination service is recognized as part of the purchase consideration. The $2.4 million represents the fair value of Spartech replacement equity awards of $3.9 million net of deferred tax benefits of $1.5 million. The fair value of awards attributable to post-combination service amounted to $2.7 million and is being recognized as stock compensation expense over their requisite service periods within PolyOne's Condensed Consolidated Statements of Income.
(2) In accordance with the provisions of Spartech's 7.08% senior notes due 2016 and revolving credit facilities, at the time of closing, PolyOne repaid all borrowings under Spartech's revolving credit facilities, which amounted to $77.2 million. Additionally, PolyOne repaid $102.3 million related to Spartech's 7.08% senior notes due 2016, including $88.9 million of aggregate principal, $10.3 million make-whole provisions and $3.1 million of interest payable.
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

Goodwill is calculated as the excess of the consideration transferred over the assets acquired, and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill has been allocated to the Designed Structures and Solutions, Global Color, Additives and Inks, and Performance Products and Solutions segments. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 4, Goodwill and Intangible Assets for further information.
The following unaudited pro forma information presents a summary of PolyOne's Combined Statements of Income for the six months ended June 30, 2013 as if the acquisition and related financing occurred on January 1, 2013. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses:

(In millions)	Six Months Ended June 30, 2013
Sales	$2,056.7
Net income attributable to PolyOne common shareholders	$50.8
The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact.
During the first half of 2013, we incurred $6.0 million of acquisition-related costs primarily associated with the Spartech acquisition, which are included within the Selling and administrative expense line in our Condensed Consolidated Statements of Income.
Note 3 — DISCONTINUED OPERATIONS
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem) for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($139.3 million, net of tax) that was primarily recognized during the second quarter of 2013.
The table below summarizes results for the Resin Business for the three and six months ended June 30, 2014 and 2013, which are reflected in our Condensed Consolidated Statements of Income as a discontinued operation.

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2014	2013*	2014	2013*
Sales	$—	$22.9	$—	$55.3
Gain on sale	—	223.6	—	223.6
Income from operations	—	5.7	—	12.2
Income before income taxes	—	229.3	—	235.8
Income tax benefit (expense)	0.8	(87.0)	0.8	(89.4)
Income from discontinued operations, net of income taxes	$0.8	$142.3	$0.8	$146.4

* Includes the Resin Business' operating results through May 29, 2013.

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2014 and December 31, 2013, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2012	$98.6	$297.9	$—	$7.4	$1.6	$405.5
Acquisitions of businesses	1.8	12.4	136.3	3.6	—	154.1
Currency translation and other	(0.5)	(0.1)	—	—	—	(0.6)
Balance December 31, 2013	99.9	310.2	136.3	11.0	1.6	559.0
Currency translation and other	0.4	0.9	8.4	0.2	—	9.9
Balance June 30, 2014	$100.3	$311.1	$144.7	$11.2	$1.6	$568.9
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Impairment	Net
Customer relationships	$190.4	$(38.4)	$0.2	$(1.3)	$150.9
Patents, technology and other	139.9	(35.6)	0.1	—	104.4
Indefinite-lived trade names	96.3		—	(0.5)	95.8
In-process research and development	3.4	—	—	—	3.4
Total	$430.0	$(74.0)	$0.3	$(1.8)	$354.5

	As of December 31, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Impairment	Net
Customer relationships	$190.4	$(34.1)	$0.1	$—	$156.4
Patents, technology and other	139.9	(30.3)	0.1	—	109.7
Indefinite-lived trade names	96.3	—	—	—	96.3
In-process research and development	3.4	—	—	—	3.4
Total	$430.0	$(64.4)	$0.2	$—	$365.8
Note 5 — EMPLOYEE SEPARATION AND PLANT PHASE-OUT COSTS

In 2013, PolyOne determined it would close six former Spartech North American manufacturing facilities and one administrative office in Washington, Pennsylvania, and relocate production to other PolyOne facilities. Further, in 2013, PolyOne determined it would also close the former Spartech Donchery, France manufacturing facility. These actions are expected to be completed by the end of 2014. The manufacturing facilities’ closings are part of the Company’s ongoing integration of Spartech, which are designed to enable the Company to better serve customers, improve efficiency, and deliver a portion of the anticipated synergy-related cost savings in connection with the Spartech acquisition. In addition to these actions, PolyOne incurred severance costs related to former Spartech executives and other employees, as well as asset-related charges and other ongoing costs associated with restructuring actions that were underway prior to PolyOne's acquisition of Spartech. Finally, the Company has also incurred charges at other Spartech locations primarily related to further asset rationalization.
The Company anticipates that it will incur approximately $90.0 million of charges in connection with the Spartech actions noted above. These costs include $27.0 million of severance, $34.0 million of asset-related charges, including accelerated depreciation, and $29.0 million of other ongoing costs.

The table below summarizes restructuring activity related to Spartech since the date of acquisition.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Costs	Total
Accrual balance at January 1, 2013	$—	$—	$—	$—
Charge to expense	13.6	21.1	9.4	44.1
Cash payments	—	(6.0)	(9.4)	(15.4)
Non-cash utilization	(13.6)	—	—	(13.6)
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charge to expense	7.7	2.6	5.5	15.8
Cash payments	—	(3.4)	(5.5)	(8.9)
Non-cash utilization	(7.7)	—	—	(7.7)
Accrual balance at March 31, 2014	$—	$14.3	$—	$14.3
Charge to expense	8.9	2.2	8.5	19.6
Cash payments	—	(4.5)	(8.5)	(13.0)
Non-cash utilization	(8.9)	—	—	(8.9)
Accrual balance at June 30, 2014	$—	$12.0	$—	$12.0
We expect to recognize additional restructuring charges of approximately $10.0 million in 2014 related to these Spartech actions.

In June 2014, PolyOne determined it would close its Diadema and Joinville Brazil facilities that were acquired in 2011 with the acquisition of Uniplen Industria de Polimeros Ltda. (Uniplen). These actions are expected to accelerate our specialty strategy in Brazil, streamline operations and improve our financial performance in the region. The Company recognized $14.3 million of charges relates to these actions during the three months ended June 30, 2014. These charges included fixed asset related charges of $5.5 million, intangible asset impairment of $1.8 million and $4.1 million of other asset write downs. Additionally, we incurred $2.9 million of severance charges.

Total charges related to these actions are expected to be $17.0 million. The remaining $2.7 million of charges are expected to be recognized in the second half of 2014.

During the three months ended June 30, 2014, we recognized total restructuring charges of $35.1 million, which included $22.1 million recognized within Cost of goods sold and $13.0 million recognized in Selling and administrative expenses. During the three months ended June 30, 2013, we recognized $2.9 million of employee separation and plant phase-out costs, related primarily to Spartech severance and ongoing plant exit costs related to locations that were closed prior to our acquisition of Spartech and are recognized in Selling and administrative expenses. All employee separation and plant phase-out costs are reflected within Corporate and eliminations within segment disclosures.

During the six months ended June 30, 2014, we recognized total restructuring charges of $53.0 million, which included $33.1 million recognized within Cost of goods sold and $19.9 million recognized in Selling and administrative expenses within the Condensed Consolidated Statements of Income. During the six months ended June 30, 2013, PolyOne recognized $12.8 million of employee separation and plant phase-out costs, which included $8.0 million related to Spartech's executive severance agreements, $2.9 million of Spartech severance and ongoing plant exit costs primarily related to actions that were underway prior to PolyOne's acquisition of Spartech and $1.9 million related primarily to PolyOne's announced actions in Europe. These charges are recognized in Selling and administrative expenses. All employee separation and plant phase-out costs are reflected within Corporate and eliminations within segment disclosures.

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	June 30, 2014	December 31, 2013
At FIFO cost:
Finished products	$184.6	$203.6
Work in process	3.9	3.9
Raw materials and supplies	127.2	135.0
Inventories, net	$315.7	$342.5
Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	June 30, 2014	December 31, 2013
Land and land improvements	$52.9	$52.5
Buildings	315.6	315.4
Machinery and equipment	1,083.4	1,079.2
Property, gross	1,451.9	1,447.1
Less accumulated depreciation and amortization	(839.6)	(800.9)
Property, net	$612.3	$646.2
Note 8 — INCOME TAXES
Income tax expense from continuing operations was $2.6 million, an effective rate of 7.8%, for the second quarter of 2014 compared to $24.6 million, an effective rate of 39.1%, for the second quarter of 2013. The lower effective rate for the second quarter of 2014 was driven primarily by a $5.4 million tax benefit associated with our investments in certain foreign affiliates and a $1.9 million favorable adjustment related to amended state returns. The remaining decrease is primarily attributed to favorable earnings mix.
Income tax expense from continuing operations was $13.3 million, an effective rate of 18.2%, for the first half of 2014 compared to $29.3 million, an effective rate of 37.3%, for the first half of 2013. The lower effective rate for the first half of 2014 was driven by the items noted above in addition to settlements with U.S. and foreign tax authorities of $4.0 million that were recognized in the first quarter of 2014.
Note 9 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Weighted-average shares outstanding – basic	93.0	97.7	93.7	94.7
Plus dilutive impact of stock options and awards	1.3	1.4	1.2	1.1
Weighted-average shares – diluted	94.3	99.1	94.9	95.8
For the three months ended June 30, 2014 and 2013, 0.1 million and 0.3 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For the six months ended June 30, 2014 and 2013, 0.2 million and 0.4 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
During the three and six months ended June 30, 2014, 0.3 million of stock appreciation rights were excluded from the weighted average share count because the stock price targets required for vesting were not met as of June 30, 2014.

Note 10 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Service cost	$0.5	$0.4	$0.9	$0.8
Interest cost	6.2	5.9	12.5	11.8
Expected return on plan assets	(8.0)	(9.3)	(16.1)	(18.6)
Net periodic benefit gains	$(1.3)	$(3.0)	$(2.7)	$(6.0)

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Interest cost	$0.1	$0.2	$0.3	$0.4
Net periodic benefit costs	$0.1	$0.2	$0.3	$0.4

Note 11 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	June 30, 2014	December 31, 2013
7.500% debentures due 2015	$48.7	$48.7
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	15.3	23.6
Total long-term debt	980.6	988.9
Less current portion	12.7	12.7
Total long-term debt, net of current portion	$967.9	$976.2
During the first quarter of 2014, we repaid an $8.0 million industrial revenue bond that was assumed as a result of the Spartech acquisition.
On February 28, 2013, PolyOne issued $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year, which commenced on September 15, 2013. We used a portion of the net proceeds of the offering to pay the cash portion of the Spartech acquisition and to repay certain Spartech debt. During the first quarter of 2013, we also used a portion of these net proceeds to make a voluntary $50.0 million contribution to our U.S. qualified defined benefit plan and to repay the outstanding principal amount of $297.0 million under our senior secured term loan.
In the second quarter of 2013, we incurred debt extinguishment costs of $10.6 million related to the early retirement of our senior secured term loan, which included $8.2 million of deferred financing cost write-offs and $2.4 million of discount write-offs. These costs are presented within the Debt extinguishment costs line in our Condensed Consolidated Statements of Income. As a result of the issuance of our 2023 senior notes in February 2013, the bridge financing commitment that provided for borrowings of $250.0 million obtained at the time of the announced acquisition of Spartech expired. We recognized $1.9 million of deferred financing costs within Interest expense, net within the Condensed Consolidated Statements of Income in the first quarter of 2013 related to this committed financing arrangement.
On March 1, 2013, the agreement, dated December 21, 2011, governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of June 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had availability of $309.8 million under this facility.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank and increased the facility size to $16.0 million. As of June 30, 2014, borrowings under the credit line were $12.3 million with an interest rate of 1.85%.
The estimated fair value of PolyOne’s debt instruments at June 30, 2014 and December 31, 2013 was $1,028.9 million and $1,010.3 million, respectively, compared to carrying values of $980.6 million and $988.9 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
Segment information for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$224.4	$228.7	$37.7	$227.9	$229.4	$30.9
Global Specialty Engineered Materials	145.7	157.8	18.9	147.9	158.8	15.0
Designed Structures and Solutions	163.7	164.0	12.9	198.9	198.9	9.0
Performance Products and Solutions	187.7	211.2	17.6	189.9	210.3	15.3
PolyOne Distribution	284.0	287.0	17.3	273.0	275.1	16.9
Corporate and eliminations	—	(43.2)	(55.0)	—	(34.9)	(6.4)
Total	$1,005.5	$1,005.5	$49.4	$1,037.6	$1,037.6	$80.7

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$439.9	$448.3	$68.1	$432.5	$434.7	$55.1
Global Specialty Engineered Materials	292.7	315.2	37.2	289.6	311.7	30.8
Designed Structures and Solutions	337.2	337.6	24.1	240.4	240.4	10.5
Performance Products and Solutions	373.0	418.8	33.6	337.1	376.9	28.9
PolyOne Distribution	565.0	571.1	34.5	539.1	543.1	33.1
Corporate and eliminations	—	(83.2)	(91.7)	—	(68.1)	(37.2)
Total	$2,007.8	$2,007.8	$105.8	$1,838.7	$1,838.7	$121.2

	Total Assets
(In millions)	June 30, 2014	December 31, 2013
Global Color, Additives and Inks	$944.2	$962.0
Global Specialty Engineered Materials	385.0	379.6
Designed Structures and Solutions	529.4	549.4
Performance Products and Solutions	269.2	278.7
PolyOne Distribution	231.0	216.7
Corporate and eliminations	487.9	557.7
Total assets	$2,846.7	$2,944.1

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

On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. Spartech acquired the owner of this facility, Franklin Plastics Corp., in a 1986 stock transaction, and Franklin Plastics Corp. subsequently became Franklin-Burlington. The USEPA has requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for development of a RIFS of the Lower Passaic River. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to or agree to bear any such remediation or natural resource damage costs. In April 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the Lower Passaic River.
Given the uncertainties related to the Lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington, have not yet been determined, we are not able to assess or estimate our remedial liability, if any, related to this matter.
During the six months ended June 30, 2014 and 2013, PolyOne recognized $1.8 million and $3.3 million, respectively, of expense related to environmental activities at our active and inactive sites. During the six months ended June 30, 2013, we received $20.1 million of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $120.5 million at June 30, 2014 and $125.9 million at December 31, 2013, for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2014. However, such additional costs, if any, cannot presently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained.
Litigation Related to the Merger with Spartech — As previously disclosed, the parties entered into a stipulation of settlement dated October 22, 2013.  The Circuit Court of St. Louis County, Missouri preliminarily approved the settlement on December 12, 2013.  On February 19, 2014, the Court entered an order and final judgment that, among other things, approved the terms of the settlement and dismissed the litigation with prejudice. The deadline for a timely appeal has passed.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The remaining guarantee is $24.4 million as of June 30, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
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

The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2014
(In millions)	Notional	Other current liabilities
Foreign currency forwards	$12.6	$(0.1)

	December 31, 2013
(In millions)	Notional	Other current assets
Foreign currency forwards	$12.8	$—
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,
(In millions)	2014	2013	Location
Foreign currency options - (losses)	$—	$(0.3)	Selling & administrative
Foreign currency forwards - (losses)	(0.1)	(0.2)	Other expense, net

	Six Months Ended June 30,
(In millions)	2014	2013	Location
Foreign currency options - (losses)	$—	$(0.2)	Selling and administrative expense
Foreign currency forwards - (losses) gains	(0.1)	0.2	Other (expense) income, net
Note 15 — EQUITY
Changes in equity for the six months ended June 30, 2014 and June 30, 2013 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$976.8	$1.7	$978.5
Net income	61.1	(0.4)	60.7
Other comprehensive income
Translation adjustment	0.4	—	0.4
Total comprehensive income	61.5	(0.4)	61.1
Cash dividend declared	(15.0)	—	(15.0)
Repurchase of common shares	(119.9)	—	(119.9)
Stock incentive plan activity	8.3	—	8.3
Balance at June 30, 2014	$911.7	$1.3	$913.0

Balance at December 31, 2012	$629.1	$2.3	$631.4
Net income	196.2	(0.5)	195.7
Other comprehensive income
Translation adjustment	(10.7)	—	(10.7)
Total comprehensive income	185.5	(0.5)	185.0
Cash dividend declared	(11.2)	—	(11.2)
Issuance of common shares in connection to the Spartech acquisition	253.8	—	253.8
Repurchase of common shares	(71.2)	—	(71.2)
Stock incentive plan activity	7.9	—	7.9
Balance at June 30, 2013	$993.9	$1.8	$995.7

Changes in accumulated other comprehensive loss year-to-date as of June 30, 2014 and 2013 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2014	$(20.2)	$5.2	$0.2	$(14.8)
Translation adjustments	0.4	—	—	0.4
Balance at June 30, 2014	$(19.8)	$5.2	$0.2	$(14.4)

Balance at January 1, 2013	$(16.5)	$5.2	$0.2	$(11.1)
Translation adjustments	(10.7)	—	—	(10.7)
Balance at June 30, 2013	$(27.2)	$5.2	$0.2	$(21.8)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations and net income attributable to PolyOne common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In millions)
Sales	$1,005.5	$1,037.6	$2,007.8	$1,838.7
Operating income	49.4	80.7	105.8	121.2
Net income from continuing operations	30.7	38.3	59.9	49.3
Net income attributable to PolyOne common shareholders	$31.7	$180.9	$61.1	$196.2
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
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($139.3 million, net of tax) that was primarily recognized during the second quarter of 2013. The results of operations of this business are reflected as discontinued operations in our Condensed Consolidated Statements of Income for all periods prior to disposition.

Results of Operations — The three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales	$1,005.5	$1,037.6	$(32.1)	(3.1)%	$2,007.8	$1,838.7	$169.1	9.2%
Cost of sales	821.0	833.9	12.9	1.5%	1,635.1	1,472.7	(162.4)	(11.0)%
Gross margin	184.5	203.7	(19.2)	(9.4)%	372.7	366.0	6.7	1.8%
Selling and administrative expense	135.1	123.0	(12.1)	(9.8)%	266.9	244.9	(22.0)	(9.0)%
Income related to previously owned equity affiliates	—	—	—	—%	—	0.1	(0.1)	(100.0)%
Operating income	49.4	80.7	(31.3)	(38.8)%	105.8	121.2	(15.4)	(12.7)%
Interest expense, net	(15.7)	(16.6)	0.9	5.4%	(31.2)	(32.2)	1.0	3.1%
Debt extinguishment costs	—	—	—	—%	—	(10.6)	10.6	100.0%
Other (expense) income, net	(0.4)	(1.2)	0.8	66.7%	(1.4)	0.2	(1.6)	(800.0)%
Income from continuing operations before income taxes	33.3	62.9	(29.6)	(47.1)%	73.2	78.6	(5.4)	(6.9)%
Income tax expense	(2.6)	(24.6)	22.0	89.4%	(13.3)	(29.3)	16.0	54.6%
Net income from continuing operations	30.7	38.3	(7.6)	(19.8)%	59.9	49.3	10.6	21.5%
Income from discontinued operations, net of income taxes	0.8	142.3	(141.5)	(99.4)%	0.8	146.4	(145.6)	(99.5)%
Net income	$31.5	$180.6	$(149.1)	(82.6)%	$60.7	$195.7	$(135.0)	(69.0)%
Net loss attributable to noncontrolling interests	0.2	0.3	(0.1)	(33.3)%	0.4	0.5	(0.1)	(20.0)%
Net income attributable to PolyOne common shareholders	$31.7	$180.9	$(149.2)	(82.5)%	$61.1	$196.2	$(135.1)	(68.9)%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.33	$0.39			$0.64	$0.52
Discontinued operations	0.01	1.46			0.01	1.55
Total	$0.34	$1.85			$0.65	$2.07

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.33	$0.39			$0.63	$0.52
Discontinued operations	0.01	1.44			0.01	1.53
Total	$0.34	$1.83			$0.64	$2.05
Sales
Sales decreased $32.1 million, or 3.1%, in the second quarter of 2014 compared to the second quarter of 2013. Sales decreased by 8.2% due to volume declines primarily within the DSS segment as we continue to shift toward higher margin, specialty sales. This decrease was partially offset by improved mix and price of 4.7% and favorable currency exchange rate impact of 0.4%.
Sales increased $169.1 million, or 9.2%, in the first half of 2014 compared to the first half of 2013 driven by a 10.5% increase due to the acquisition of Spartech, a 3.4% increase due to improved mix and price, and a 0.2% favorable currency exchange rate impact. These increases were partially offset by a 4.9% decline in volume.
Cost of sales
As a percent of sales, cost of sales increased from 80.4% in the second quarter of 2013 to 81.7% in the second quarter of 2014 and from 80.1% in the first half of 2013 to 81.4% in the first half of 2014. The increase was driven primarily by $22.1 million and $33.1 million of restructuring charges during the second quarter and first half of 2014, respectively. Further, the three and six months ended June 30, 2013 included insurance recoveries of $14.9 million and $20.1 million, respectively, related to previously incurred environmental liabilities which lowered 2013 cost of goods sold. These unfavorable items impacting 2014 in comparison to 2013 were slightly offset by improved mix and price.

Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. The increase in selling and administrative expense of $12.1 million for the three months ended June 30, 2014 compared to 2013 was driven primarily by increased restructuring charges of $9.9 million. The increase in selling and administrative expense for the six months ended June 30, 2014 compared to 2013 of $22.0 million was driven primarily by the acquisition of Spartech and increased restructuring charges of $5.1 million.
Interest expense, net
Net interest expense decreased in the second quarter and first half of 2014, as compared to the second quarter and first half of 2013. The decrease is primarily a result of lower average debt balances in 2014 compared to 2013 due to the repurchase of $43.4 million aggregate principal amount of our 7.375% senior notes due 2020 and $1.3 million aggregate principal amount of our 7.50% debentures due 2015.
Debt extinguishment costs
Premiums on early extinguishment of debt of $10.6 million were recognized during the first quarter of 2013 due to the repayment of the outstanding principal amount of $297.0 million under our senior secured term loan.
Income tax expense from continuing operations
Income tax expense from continuing operations was $2.6 million, an effective rate of 7.8%, for the second quarter of 2014 compared to $24.6 million, an effective rate of 39.1%, for the second quarter of 2013. The lower effective rate for the second quarter of 2014 was driven primarily by a $5.4 million tax benefit associated with our investments in certain foreign affiliates and a $1.9 million favorable adjustment related to amended state returns. The remaining decrease is primarily attributed to favorable earnings mix.
Income tax expense from continuing operations was $13.3 million, an effective rate of 18.2%, for the first half of 2014 compared to $29.3 million, an effective rate of 37.3%, for the first half of 2013. The lower effective rate for the first half of 2014 was driven by the items noted above in addition to settlements with U.S. and foreign tax authorities of $4.0 million that were recognized in the first quarter of 2014.
Discontinued operations, net of income taxes
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration, which resulted in the recognition of a pre-tax gain of $223.7 million ($139.3 million net of tax), primarily recognized in the second quarter of 2013. As a result, this business is no longer reflected in our results.

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
Our segments are further discussed in Note 12, Segment Information, to the accompanying consolidated financial statements.

Sales and Operating Income — The three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales:
Global Color, Additives and Inks	$228.7	$229.4	$(0.7)	(0.3)%	$448.3	$434.7	$13.6	3.1%
Global Specialty Engineered Materials	157.8	158.8	(1.0)	(0.6)%	315.2	311.7	3.5	1.1%
Designed Structures and Solutions	164.0	198.9	(34.9)	(17.5)%	337.6	240.4	97.2	40.4%
Performance Products and Solutions	211.2	210.3	0.9	0.4%	418.8	376.9	41.9	11.1%
PolyOne Distribution	287.0	275.1	11.9	4.3%	571.1	543.1	28.0	5.2%
Corporate and eliminations	(43.2)	(34.9)	(8.3)	(23.8)%	(83.2)	(68.1)	(15.1)	(22.2)%
Total Sales	$1,005.5	$1,037.6	$(32.1)	(3.1)%	$2,007.8	$1,838.7	$169.1	9.2%

Operating income:
Global Color, Additives and Inks	$37.7	$30.9	$6.8	22.0%	$68.1	$55.1	$13.0	23.6%
Global Specialty Engineered Materials	18.9	15.0	3.9	26.0%	37.2	30.8	6.4	20.8%
Designed Structures and Solutions	12.9	9.0	3.9	43.3%	24.1	10.5	13.6	129.5%
Performance Products and Solutions	17.6	15.3	2.3	15.0%	33.6	28.9	4.7	16.3%
PolyOne Distribution	17.3	16.9	0.4	2.4%	34.5	33.1	1.4	4.2%
Corporate and eliminations	(55.0)	(6.4)	(48.6)	(759.4)%	(91.7)	(37.2)	(54.5)	(146.5)%
Total Operating Income	$49.4	$80.7	$(31.3)	(38.8)%	$105.8	$121.2	$(15.4)	(12.7)%

Operating income as a percentage of sales:
Global Color, Additives and Inks	16.5%	13.5%	3.0	% points	15.2%	12.7%	2.5	% points
Global Specialty Engineered Materials	12.0%	9.4%	2.6	% points	11.8%	9.9%	1.9	% points
Designed Structures and Solutions	7.9%	4.5%	3.4	% points	7.1%	4.4%	2.7	% points
Performance Products and Solutions	8.3%	7.3%	1.0	% points	8.0%	7.7%	0.3	% points
PolyOne Distribution	6.0%	6.1%	(0.1)	% points	6.0%	6.1%	(0.1)	% points
Total	4.9%	7.8%	(2.9)	% points	5.3%	6.6%	(1.3)	% points

Global Color, Additives and Inks
Sales decreased $0.7 million, or 0.3%, in the second quarter of 2014 compared to the second quarter of 2013. Sales increased 4.9% due to improved mix and price and 1.4% due to favorable exchange rates. These increases were more than offset by a 6.6% decline in volume primarily related to acquired Spartech business. Sales increased $13.6 million, or 3.1%, in the first half of 2014 compared to the first half of 2013. Sales increased 3.3% as a result of the Spartech acquisition, 5.6% due to improved mix and price, and 0.7% due to favorable exchange rates. These increases were partially offset by a 6.5% decline in volume primarily related to acquired Spartech business.
Operating income increased $6.8 million in the second quarter of 2014 as compared to the second quarter of 2013. The increase is primarily due to improvement in mix and price. Operating income increased $13.0 million for the first half of 2014 as compared to the first half of 2013 driven by improved mix and price.
Global Specialty Engineered Materials
Sales decreased $1.0 million, or 0.6%, in the second quarter of 2014 compared to the second quarter of 2013. Sales increased 7.2% due to improved product mix while foreign exchange rates also favorably impacted sales by 1.2%. These increases were more than offset by a 9.0% decline in volume experienced primarily in Brazil. Sales increased

$3.5 million, or 1.1%, in the first half of 2014 compared to the first half of 2013. Sales increased 1.2% due to the Spartech acquisition, 3.9% due to improved product mix and 0.5% due to favorable foreign exchange rates. These increases were partially offset by volume declines of 4.5%, largely in Brazil.
Operating income increased $3.9 million in the second quarter of 2014 as compared to the second quarter of 2013 and $6.4 million in the first half of 2014 as compared to the first half of 2013. Operating income improvement was primarily driven by margin expansion resulting from improved pricing and mix.
Designed Structures and Solutions
Sales decreased $34.9 million, or 17.5%, in the second quarter of 2014 compared to the second quarter of 2013. Sales declined 25.1% due to decreased volume as a result of low or negative margin business being pruned. This was partially offset by improved mix of 7.8%. Sales increased $97.2 million, or 40.4%, for the first half of 2014 compared to the first half of 2013. Sales increased 55.0% as a result of the Spartech acquisition and 6.4% as a result of improved mix. Partially offsetting these increases were volume declines of 20.8% as a result of low or negative margin business being pruned while foreign exchange rates negatively impacted sales by 0.2%.
Operating income increased $3.9 million in the second quarter of 2014 as compared to the second quarter of 2013, and $13.6 million in the first half of 2014 compared to the first half of 2013 driven by inclusion of the Spartech acquisition for the full half of the year, improved mix and price, synergies achieved and cost reductions from the North American realignment actions.
Performance Products and Solutions
Sales increased $0.9 million, or 0.4%, in the second quarter of 2014 as compared to the second quarter of 2013. Sales increased 0.3% due to volume increases and 0.1% as a result of favorable mix and price. Sales increased $41.9 million, or 11.1%, in the first half of 2014 as compared to the first half of 2013. Sales increased 11.3% due to the Spartech acquisition and 0.1% as a result of increased volume. These increases were partially offset by unfavorable mix and price of 0.3%.
Operating income increased $2.3 million in the second quarter of 2014 as compared to the second quarter of 2013 due to favorable mix, synergies and cost reductions related to the North American realignment actions. Operating income increased $4.7 million in the first half of 2014 as compared to the first half of 2013 due to sales associated with the Spartech acquisition and improved mix.
PolyOne Distribution
Sales increased $11.9 million, or 4.3%, in the second quarter of 2014 as compared to the second quarter of 2013. Sales increased 3.6% due to increased pricing associated with higher raw material costs and 0.7% as a result of increased volume. Sales increased $28.0 million, or 5.2%, in the first half of 2014 as compared to the first half of 2013. Sales increased 3.5% due to increased pricing associated with higher raw material costs, while volume increases favorably impacted sales by 1.7%.
Operating income increased $0.4 million in the second quarter of 2014 as compared to the second quarter of 2013 and $1.4 million in the first half of 2014 as compared to the first half of 2013 due to increased sales.

Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Environmental remediation costs	$(0.9)	$(1.3)	$(1.8)	$(3.3)
Insurance settlements	—	14.9	—	20.1
Employee separation and plant phase-out costs	(35.1)	(2.9)	(53.0)	(12.8)
Stock based compensation	(6.3)	(3.1)	(10.1)	(10.1)
Non-stock based incentive compensation	(9.6)	(6.0)	(18.4)	(12.9)
Acquisition related costs, including inventory fair value adjustments	(0.5)	(4.9)	(0.7)	(13.6)
All other and eliminations (1)	(2.6)	(3.1)	(7.7)	(4.6)
Total Corporate and eliminations	$(55.0)	$(6.4)	$(91.7)	$(37.2)
(1) All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt and equity. By laddering our debt maturity structure, we seek to avoid concentrations of debt, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt with cash and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table summarizes our liquidity as of June 30, 2014 and December 31, 2013:

(In millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$261.5	$365.2
Revolving credit availability	313.2	285.7
Liquidity	$574.7	$650.9
As of June 30, 2014, approximately 80% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, should allow us to maintain adequate levels of available capital resources to fund our operations, meet debt service obligations, continue to pay dividends on our common stock and continue to repurchase our outstanding common stock.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013.
Operating Activities — In the first half of 2014, net cash provided by operating activities was $43.8 million as compared to net cash used by operating activities of $25.2 million for the first half of 2013. The increase in net cash provided by operating activities of $69.0 million was primarily driven by reduced pension contributions as a result of our improved funded status and improved working capital partially offset by higher interest, tax and restructuring payments in 2014.
Working capital as a percentage of sales, which we define as average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the second quarter of 2014 decreased to 10.1% compared to 10.6% for the second quarter of 2013. Days sales outstanding for the second quarter of 2014 was 45.5 compared to 44.7 for the second quarter of 2013.

Investing Activities — Net cash used by investing activities during the six months ended June 30, 2014 of $10.7 million reflects $38.0 million of capital expenditures partially offset by the third and final earn-out payment from the sale of our 50% equity investment in SunBelt Chlor Alkali Partnership (SunBelt) of $26.8 million.
Cash used by investing activities during the three months ended June 30, 2013 was $12.0 million, primarily reflecting the acquisition of Spartech of $258.8 million, net of cash acquired and capital expenditures of $26.7 million. These cash outflows were partially offset by cash proceeds received of $274.1 million primarily related to the sale of our Resin Business and year two of the three-year earn-out payment from the sale of our 50% equity investment in SunBelt.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2014 of $136.7 million reflects repurchases of $119.9 million of our outstanding common stock, cash dividends paid of $15.1 million and repayment of long-term debt of $8.0 million. These cash outflows more than offset the tax benefit of $6.3 million related to the exercise of employee equity awards.
Net cash provided by financing activities for the six months ended June 30, 2013 was $219.7 million, which includes repayment of our senior secured term loan of $297.0 million, debt financing costs of $13.0 million, repurchases of $71.2 million of our outstanding common stock and cash dividends paid of $9.9 million, These cash outflows were more than offset by proceeds received from the issuance of our senior notes due 2023 of $600.0 million, net proceeds from borrowings under our credit facilities of $7.5 million and income tax benefits of $3.3 million related to exercise of equity awards.

Debt
As of June 30, 2014, debt totaled $980.6 million. Aggregate maturities of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2014	$12.5
2015	49.2
2016	0.5
2017	0.5
2018	0.6
Thereafter	917.3
Aggregate maturities	$980.6
During the first quarter of 2014, we repaid an $8.0 million industrial revenue bond that was assumed as a result of the Spartech acquisition.
On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of June 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had availability of $309.8 million under this facility.
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
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank for $10.7 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank and increased the facility size to $16.0 million. As of June 30, 2014, borrowings under the credit line were $12.3 million with an interest rate of 1.85%.

Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The amount of the guarantee is $24.4 million as of June 30, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2014, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2013.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings and environmental liabilities; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
On May 30, 2013, the Company divested these two facilities, and the business they support to Mexichem. In that transaction, Mexichem undertook to perform the Company’s post-transaction operational obligations under a final settlement with the EPA, other than the obligations to pay the penalty and to install the SEPs. The Company, Mexichem and the United States subsequently executed a settlement document in the form of a Consent Order. The United States thereupon filed an action against the Company in the Central District for Illinois and moved the court to enter the Consent Order. As required by law and regulation, the court ordered publication for public comment and the public comment period expired December 27, 2013. The Court entered the Consent Order in June 2014, and the Company has paid the penalty and completed installation of the SEPs. Mexichem has the obligation to honor and perform the recordkeeping and operational modifications contained in the Consent Order going forward.
Information regarding other legal proceedings can be found in Note 13, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	507,437	$37.37	507,437	13,053,768
May 1 to May 31	1,300,000	38.46	1,300,000	11,753,768
June 1 to June 30	—	—	—	11,753,768
Total	1,807,437	$38.15	1,807,437

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

July 22, 2014	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Executive severance Plan, as amended and restated effective May 15, 2014

10.2	Form of Performance Share Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended

31.1	Certification of Robert M. Patterson, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert M. Patterson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document