Form 10-Q
period 2014-09-30
POLYONE CORP
filed 2014-10-24
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of September 30, 2014 was 90,910,556.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$958.4	$1,008.9	$2,966.2	$2,847.6
Cost of sales	775.8	827.6	2,410.9	2,300.3
Gross margin	182.6	181.3	555.3	547.3
Selling and administrative expense	119.0	119.7	385.9	364.6
Income related to previously owned equity affiliates	—	—	—	0.1
Operating income	63.6	61.6	169.4	182.8
Interest expense, net	(15.4)	(16.0)	(46.6)	(48.2)
Debt extinguishment costs	—	(5.2)	—	(15.8)
Other expense, net	(1.8)	(1.6)	(3.2)	(1.4)
Income from continuing operations, before income taxes	46.4	38.8	119.6	117.4
Income tax expense	(14.1)	(15.8)	(27.4)	(45.1)
Net income from continuing operations	32.3	23.0	92.2	72.3
Income (loss) from discontinued operations, net of income taxes	0.4	(0.2)	1.2	146.2
Net income	32.7	22.8	93.4	218.5
Net loss attributable to noncontrolling interests	—	0.2	0.4	0.7
Net income attributable to PolyOne common shareholders	$32.7	$23.0	$93.8	$219.2

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.35	$0.24	$0.99	$0.77
Discontinued operations	0.01	—	0.02	1.53
Total	$0.36	$0.24	$1.01	$2.30
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.35	$0.24	$0.98	$0.76
Discontinued operations	—	—	0.01	1.51
Total	$0.35	$0.24	$0.99	$2.27

Weighted-average shares used to compute earnings per share:
Basic	91.8	96.7	93.1	95.4
Diluted	93.1	98.1	94.3	96.4

Cash dividends declared per share of common stock	$0.08	$0.06	$0.24	$0.18
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$32.7	$22.8	$93.4	$218.5
Other comprehensive income
Translation adjustments	(16.0)	7.7	(15.6)	(3.0)
Total comprehensive income	16.7	30.5	77.8	215.5
Comprehensive loss attributable to noncontrolling interests	—	0.2	0.4	0.7
Comprehensive income attributable to PolyOne common shareholders	$16.7	$30.7	$78.2	$216.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$263.6	$365.2
Accounts receivable, net	459.0	428.0
Inventories, net	305.6	342.5
Other current assets	88.7	117.9
Total current assets	1,116.9	1,253.6
Property, net	595.6	646.2
Goodwill	568.4	559.0
Intangible assets, net	349.8	365.8
Other non-current assets	125.1	119.5
Total assets	$2,755.8	$2,944.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$13.1	$12.7
Accounts payable	408.0	386.9
Accrued expenses and other liabilities	153.8	209.3
Total current liabilities	574.9	608.9
Non-current liabilities:
Long-term debt	965.8	976.2
Pension and other post-retirement benefits	62.1	77.3
Deferred income taxes	104.2	133.8
Other non-current liabilities	180.8	169.4
Total non-current liabilities	1,312.9	1,356.7
Shareholders’ equity:
PolyOne shareholders’ equity	866.7	976.8
Noncontrolling interests	1.3	1.7
Total equity	868.0	978.5
Total liabilities and shareholders’ equity	$2,755.8	$2,944.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$93.4	$218.5
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	98.9	76.1
Debt extinguishment costs	—	15.8
Provision for doubtful accounts	0.2	0.5
Stock based compensation expense	11.4	13.2
Gain on sale of business	(1.2)	(223.7)
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Increase in accounts receivable	(37.9)	(50.8)
Decrease in inventories	30.3	21.5
Increase (decrease) in accounts payable	26.3	(2.8)
Decrease in pension and other post-retirement benefits	(24.3)	(76.9)
(Decrease) increase in accrued expenses and other assets and liabilities - net	(65.3)	3.8
Net cash provided (used) by operating activities	131.8	(4.8)
Investing Activities
Capital expenditures	(60.7)	(41.8)
Business acquisitions, net of cash acquired	—	(259.4)
Proceeds from sale of equity affiliate and other assets	28.2	274.7
Net cash used by investing activities	(32.5)	(26.5)
Financing Activities
Repayment of long-term debt	(8.0)	(341.7)
Premium on early extinguishment of debt	—	(4.6)
Proceeds from long-term debt	—	600.0
Debt financing costs	—	(13.0)
Borrowings under credit facilities	21.7	126.2
Repayments under credit facilities	(20.9)	(117.5)
Purchase of common shares	(175.0)	(95.7)
Exercise of stock awards	6.8	5.2
Cash dividends paid	(22.5)	(15.7)
Net cash (used) provided by financing activities	(197.9)	143.2
Effect of exchange rate changes on cash	(3.0)	0.9
(Decrease) increase in cash and cash equivalents	(101.6)	112.8
Cash and cash equivalents at beginning of period	365.2	210.0
Cash and cash equivalents at end of period	$263.6	$322.8
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
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2014.
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
(2) In accordance with the provisions of Spartech's 7.08% senior notes due 2016 and revolving credit facilities, at the time of closing, PolyOne repaid all borrowings under Spartech's revolving credit facilities, which amounted to $77.2 million. Additionally, PolyOne repaid $102.3 million related to Spartech's 7.08% senior notes due 2016, including $88.9 million of aggregate principal, $10.3 million of make-whole provisions and $3.1 million of interest payable.
The following table summarizes the final Spartech purchase price allocation:

(In millions)
Accounts receivable	$139.7
Inventories	114.4
Other current assets	18.6
Property	280.3
Other non-current assets	19.6
Intangible assets	44.6
Goodwill	162.6
Total assets acquired	779.8
Short-term and current portion of long-term debt	0.5
Accounts payable	105.0
Accrued expenses and other liabilities	43.1
Long-term debt	11.0
Other non-current liabilities	109.1
Total liabilities assumed	268.7
Net assets acquired	$511.1
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
The following unaudited pro forma information presents a summary of PolyOne's Combined Statements of Income for the nine months ended September 30, 2013 as if the Spartech acquisition and related financing occurred on January 1, 2013. The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies and the impact of incremental costs incurred in integrating the businesses:

(In millions)	Nine Months Ended September 30, 2013
Sales	$3,065.6
Net income from continuing operations attributable to PolyOne common shareholders	$73.8
The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact.
During the nine months ended 2013, we incurred $7.2 million of acquisition-related costs primarily associated with the Spartech acquisition, which are included within the Selling and administrative expense line in our Condensed Consolidated Statements of Income.
Note 3 — DISCONTINUED OPERATIONS
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem) for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($139.7 million, net of tax) that was primarily recognized during the second quarter of 2013.
The table below summarizes results for the Resin Business for the three and nine months ended September 30, 2014 and 2013, which are reflected in our Condensed Consolidated Statements of Income as a discontinued operation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013*
Sales	$—	$—	$—	$55.3
Gain on sale	—	0.1	—	223.7
Income from operations	—	—	—	12.2
Income before taxes	—	0.1	—	235.9
Income tax benefit (expense)	0.4	(0.3)	1.2	(89.7)
Income (loss) from discontinued operations, net of income taxes	$0.4	$(0.2)	$1.2	$146.2

* Includes the Resin Business' operating results through May 29, 2013.

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2014 and December 31, 2013, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2012	$98.6	$297.9	$—	$7.4	$1.6	$405.5
Acquisitions of businesses	1.8	12.4	136.3	3.6	—	154.1
Currency translation and other adjustments	(0.5)	(0.1)	—	—	—	(0.6)
Balance December 31, 2013	99.9	310.2	136.3	11.0	1.6	559.0
Currency translation and other adjustments	(0.1)	0.9	8.4	0.2	—	9.4
Balance September 30, 2014	$99.8	$311.1	$144.7	$11.2	$1.6	$568.4
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Impairment	Net
Customer relationships	$190.4	$(40.6)	$0.3	$(1.3)	$148.8
Patents, technology and other	139.9	(38.2)	0.1	—	101.8
Indefinite-lived trade names	96.3	—	—	(0.5)	95.8
In-process research and development	3.4	—	—	—	3.4
Total	$430.0	$(78.8)	$0.4	$(1.8)	$349.8

	As of December 31, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Impairment	Net
Customer relationships	$190.4	$(34.1)	$0.1	$—	$156.4
Patents, technology and other	139.9	(30.3)	0.1	—	109.7
Indefinite-lived trade names	96.3	—	—	—	96.3
In-process research and development	3.4	—	—	—	3.4
Total	$430.0	$(64.4)	$0.2	$—	$365.8
Note 5 — EMPLOYEE SEPARATION AND PLANT PHASE-OUT COSTS

In 2013, PolyOne determined it would close six former Spartech North American manufacturing facilities and one administrative office in Washington, Pennsylvania and relocate production to other PolyOne facilities. Further, in 2013, PolyOne determined it would also close the former Spartech Donchery, France manufacturing facility. These actions are expected to be completed by the end of 2014. The manufacturing facilities’ closings are part of the Company’s ongoing integration of Spartech, which are designed to enable the Company to better serve customers, improve efficiency, and deliver a portion of the anticipated synergy-related cost savings in connection with the Spartech acquisition. In addition to these actions, PolyOne incurred severance costs related to former Spartech executives and other employees, as well as asset-related charges and other ongoing costs associated with restructuring actions that were underway prior to PolyOne's acquisition of Spartech. Finally, the Company has also incurred charges at other Spartech locations primarily related to further asset rationalization.
The Company has incurred $89.7 million of charges in connection with the Spartech actions noted above. These costs include $27.0 million of severance, $35.2 million of asset-related charges, including accelerated depreciation, and $27.5 million of other ongoing costs. We do not expect the remaining charges for the announced Spartech actions noted above to have a material impact on our financial statements going forward.

The table below summarizes restructuring activity related to Spartech since the date of acquisition.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Costs	Total
Accrual balance at January 1, 2013	$—	$—	$—	$—
Charged to expense	13.6	21.1	9.4	44.1
Cash payments	—	(6.0)	(9.4)	(15.4)
Non-cash utilization	(13.6)	—	—	(13.6)
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charged to expense	7.7	2.6	5.5	15.8
Cash payments	—	(3.4)	(5.5)	(8.9)
Non-cash utilization	(7.7)	—	—	(7.7)
Accrual balance at March 31, 2014	$—	$14.3	$—	$14.3
Charged to expense	8.9	2.2	8.5	19.6
Cash payments	—	(4.5)	(8.5)	(13.0)
Non-cash utilization	(8.9)	—	—	(8.9)
Accrual balance at June 30, 2014	$—	$12.0	$—	$12.0
Charged to expense	5.0	1.1	4.1	10.2
Cash payments	—	(5.1)	(4.1)	(9.2)
Non-cash utilization	(5.0)	—	—	(5.0)
Accrual balance at September 30, 2014	$—	$8.0	$—	$8.0

In June 2014, PolyOne determined it would close its Diadema and Joinville Brazil facilities that were acquired in 2011 with the acquisition of Uniplen Industria de Polimeros Ltda. (Uniplen). These actions are expected to accelerate our specialty strategy in Brazil, streamline operations and improve our financial performance in the region. The Company recognized $2.9 million of charges related to these actions during the three months ended September 30, 2014 and $17.2 million for the nine months ended September 30, 2014. The total charges of $17.2 million include fixed asset related charges of $5.3 million, intangible asset impairment of $1.8 million, other asset write downs of $5.3 million, plant closure costs of $1.5 million and severance charges of $3.3 million. We do not expect the remaining charges related to these actions to have a material impact to our financial statements going forward.

In addition to the Spartech and Brazil actions noted above, during the three and nine months ended September 30, 2014, we recognized $4.8 million and $8.1 million of other severance and plant phase-out charges, respectively. These charges were primarily related to European severance for certain position eliminations.

During the three months ended September 30, 2014, we recognized total employee separation and plant phase-out charges of $17.9 million, which included $7.8 million recognized within Cost of goods sold and $10.1 million recognized in Selling and administrative expenses. During the three months ended September 30, 2013, we recognized total employee separation and plant phase-out charges of $10.9 million, which included $4.8 million recognized within Cost of goods sold and $6.1 million recognized in Selling and administrative expenses.

During the nine months ended September 30, 2014, we recognized total employee separation and plant phase-out charges of $70.9 million, which included $40.9 million recognized within Cost of goods sold and $30.0 million recognized in Selling and administrative expenses. During the nine months ended September 30, 2013, we recognized total employee separation and plant phase-out charges of $23.7 million, which included $4.8 million recognized within Cost of goods sold and $18.9 million recognized in Selling and administrative expenses.

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	September 30, 2014	December 31, 2013
At FIFO cost:
Finished products	$181.2	$203.6
Work in process	4.9	3.9
Raw materials and supplies	119.5	135.0
Inventories, net	$305.6	$342.5
Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	September 30, 2014	December 31, 2013
Land and land improvements	$50.5	$52.5
Buildings	307.0	315.4
Machinery and equipment	1,073.3	1,079.2
Property, gross	1,430.8	1,447.1
Less accumulated depreciation and amortization	(835.2)	(800.9)
Property, net	$595.6	$646.2
Note 8 — INCOME TAXES

Income tax expense from continuing operations was $14.1 million, an effective rate of 30.4%, for the third quarter of 2014 compared to $15.8 million, an effective rate of 40.7%, for the third quarter of 2013. The lower effective rate for the third quarter of 2014 was driven primarily by a $5.1 million tax benefit associated with our investments in certain foreign affiliates.

Income tax expense from continuing operations was $27.4 million, an effective rate of 22.9%, for the nine months ended September 30, 2014 compared to $45.1 million, an effective rate of 38.4%, for the nine months ended September 30, 2013. The lower effective rate for the nine months ended September 30, 2014 was driven by a $10.5 million tax benefit associated with our investments in certain foreign affiliates in addition to favorable settlements with U.S. and foreign tax authorities of $4.0 million that were recognized in the first quarter of 2014.
Note 9 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Weighted-average shares outstanding – basic	91.8	96.7	93.1	95.4
Plus dilutive impact of stock options and awards	1.3	1.4	1.2	1.0
Weighted-average shares – diluted	93.1	98.1	94.3	96.4
For the three months ended September 30, 2014 and 2013, 0.3 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For the nine months ended September 30, 2014 and 2013, 0.4 million and 0.6 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 10 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Service cost	$0.5	$0.4	$1.4	$1.2
Interest cost	6.3	5.9	18.8	17.7
Expected return on plan assets	(8.1)	(9.3)	(24.2)	(27.9)
Net periodic benefit gains	$(1.3)	$(3.0)	$(4.0)	$(9.0)

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Interest cost	$0.2	$0.2	$0.5	$0.6
Net periodic benefit costs	$0.2	$0.2	$0.5	$0.6

Note 11 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	September 30, 2014	December 31, 2013
7.500% debentures due 2015	$48.7	$48.7
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	13.6	23.6
Total long-term debt	978.9	988.9
Less current portion	13.1	12.7
Total long-term debt, net of current portion	$965.8	$976.2
During the first quarter of 2014, we repaid an $8.0 million industrial revenue bond that was assumed as a result of the Spartech acquisition.
During the third quarter of 2013, we repurchased $43.4 million aggregate principal amount of our 7.375% senior notes due 2020 and $1.3 million aggregate principal amount of our 7.50% debentures due 2015. We recognized $5.2 million of debt extinguishment costs within the Debt extinguishment costs line in our Condensed Consolidated Statements of Income in the third quarter of 2013 in connection with such repurchases.
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

On March 1, 2013, the agreement, dated December 21, 2011, governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of September 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had availability of $296.8 million under this facility.
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank and increased the facility size to $16.0 million. As of September 30, 2014, borrowings under the credit line were $13.1 million with an interest rate of 1.85%.
The estimated fair value of PolyOne’s debt instruments at September 30, 2014 and December 31, 2013 was $983.8 million and $1,010.3 million, respectively, compared to carrying values of $978.9 million and $988.9 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$207.4	$212.0	$30.1	$216.4	$219.0	$28.9
Global Specialty Engineered Materials	135.3	145.8	18.4	139.8	157.6	14.6
Designed Structures and Solutions	152.1	152.3	13.1	187.8	187.8	10.9
Performance Products and Solutions	187.2	213.0	17.8	192.2	207.4	15.1
PolyOne Distribution	276.4	280.5	18.7	272.7	275.0	16.6
Corporate and eliminations	—	(45.2)	(34.5)	—	(37.9)	(24.5)
Total	$958.4	$958.4	$63.6	$1,008.9	$1,008.9	$61.6

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$647.3	$660.3	$98.2	$648.9	$653.7	$84.0
Global Specialty Engineered Materials	428.0	461.0	55.6	436.2	469.3	45.4
Designed Structures and Solutions	489.3	489.9	37.2	428.2	428.2	21.4
Performance Products and Solutions	560.2	631.8	51.4	522.6	584.3	44.0
PolyOne Distribution	841.4	851.6	53.2	811.7	818.1	49.7
Corporate and eliminations	—	(128.4)	(126.2)	—	(106.0)	(61.7)
Total	$2,966.2	$2,966.2	$169.4	$2,847.6	$2,847.6	$182.8

	Total Assets
(In millions)	September 30, 2014	December 31, 2013
Global Color, Additives and Inks	$912.6	$962.0
Global Specialty Engineered Materials	369.9	379.6
Designed Structures and Solutions	522.5	549.4
Performance Products and Solutions	263.7	278.7
PolyOne Distribution	221.5	216.7
Corporate and eliminations	465.6	557.7
Total assets	$2,755.8	$2,944.1

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
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which the Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocations of future remediation costs at the Calvert City site to Westlake Vinyls, Inc. While we do not currently assume any allocation of costs in our current reserve, we will adjust our reserve, in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). The USEPA has required certain changes to the remedial investigation report, and development of a final report by the USEPA is ongoing. Further, we have undertaken steps to develop a feasibility study, including engaging a third party to perform ground water modeling at this site. Based upon preliminary results of this study, obtained in the fourth quarter of 2013, we adjusted our reserve $47.0 million for this location. We expect the remedial investigation to be finalized in 2014 and the feasibility study in 2015, and we continue to pursue available insurance coverage.

On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the lower Passaic River. The USEPA has requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the lower Passaic River. In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for development of a RIFS of the lower Passaic River. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to or agree to bear any such remediation or natural resource damage costs. In April 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the Lower Passaic River. The Cooperating Parties, along with other interested parties, have submitted comments, and the USEPA is currently reviewing the comments.
Given the uncertainties related to the lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington, have not yet been determined, we are not able to assess or estimate our remedial liability, if any, related to this matter.
During the nine months ended September 30, 2014 and 2013, PolyOne recognized $7.7 million and $8.6 million, respectively, of expense related to environmental activities at our active and inactive sites. During the nine months ended September 30, 2014 and 2013 we received $1.6 million and $20.1 million, respectively, of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $121.7 million at September 30, 2014 and $125.9 million at December 31, 2013, for probable future environmental expenditures related to previously contaminated sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2014. However, such additional costs, if any, cannot presently be estimated.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The remaining guarantee is $24.4 million as of September 30, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
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

The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2014
(In millions)	Notional	Other current assets
Foreign currency forwards	$12.1	$0.1

	December 31, 2013
(In millions)	Notional	Other current assets
Foreign currency forwards	$12.8	$—
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended September 30,
(In millions)	2014	2013	Location
Foreign currency options - (losses)	$—	$(0.2)	Selling and administrative expense
Foreign currency forwards - gains (losses)	0.9	(0.5)	Other expense, net

	Nine Months Ended September 30,
(In millions)	2014	2013	Location
Foreign currency options - (losses)	$—	$(0.4)	Selling and administrative expense
Foreign currency forwards - gains	0.8	0.1	Other expense, net
Note 15 — EQUITY
Changes in equity for the nine months ended September 30, 2014 and September 30, 2013 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$976.8	$1.7	$978.5
Net income	93.8	(0.4)	93.4
Other comprehensive income
Translation adjustments	(15.6)	—	(15.6)
Total comprehensive income	78.2	(0.4)	77.8
Cash dividend declared	(22.3)	—	(22.3)
Repurchase of common shares	(175.0)	—	(175.0)
Stock incentive plan activity	9.0	—	9.0
Balance at September 30, 2014	$866.7	$1.3	$868.0

Balance at December 31, 2012	$629.1	$2.3	$631.4
Net income	219.2	(0.7)	218.5
Other comprehensive income
Translation adjustments	(3.0)	—	(3.0)
Total comprehensive income	216.2	(0.7)	215.5
Cash dividend declared	(16.9)	—	(16.9)
Issuance of common shares in connection to the Spartech acquisition	253.8	—	253.8
Repurchase of common shares	(95.7)	—	(95.7)
Stock incentive plan activity	8.1	—	8.1
Noncontrolling interest activity	—	0.4	0.4
Balance at September 30, 2013	$994.6	$2.0	$996.6

Changes in accumulated other comprehensive loss year-to-date as of September 30, 2014 and 2013 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2014	$(20.2)	$5.2	$0.2	$(14.8)
Translation adjustments	(15.6)	—	—	(15.6)
Balance at September 30, 2014	$(35.8)	$5.2	$0.2	$(30.4)

Balance at January 1, 2013	$(16.5)	$5.2	$0.2	$(11.1)
Translation adjustments	(3.0)	—	—	(3.0)
Balance at September 30, 2013	$(19.5)	$5.2	$0.2	$(14.1)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations and net income attributable to PolyOne common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In millions)
Sales	$958.4	$1,008.9	$2,966.2	$2,847.6
Operating income	63.6	61.6	169.4	182.8
Net income from continuing operations	32.3	23.0	92.2	72.3
Net income attributable to PolyOne common shareholders	$32.7	$23.0	$93.8	$219.2
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
On May 30, 2013, PolyOne sold its vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem), a wholly-owned subsidiary of Mexichem, S.A.B. de C.V., for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($139.7 million, net of tax) that was primarily recognized during the second quarter of 2013. The results of operations of this business are reflected as discontinued operations in our Condensed Consolidated Statements of Income for all periods prior to disposition.

Results of Operations — The three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales	$958.4	$1,008.9	$(50.5)	(5.0)%	$2,966.2	$2,847.6	$118.6	4.2%
Cost of sales	775.8	827.6	51.8	6.3%	2,410.9	2,300.3	(110.6)	(4.8)%
Gross margin	182.6	181.3	1.3	0.7%	555.3	547.3	8.0	1.5%
Selling and administrative expense	119.0	119.7	0.7	0.6%	385.9	364.6	(21.3)	(5.8)%
Income related to previously owned equity affiliates	—	—	—	—%	—	0.1	(0.1)	(100.0)%
Operating income	63.6	61.6	2.0	3.2%	169.4	182.8	(13.4)	(7.3)%
Interest expense, net	(15.4)	(16.0)	0.6	3.8%	(46.6)	(48.2)	1.6	3.3%
Debt extinguishment costs	—	(5.2)	5.2	100.0%	—	(15.8)	15.8	100.0%
Other expense, net	(1.8)	(1.6)	(0.2)	(12.5)%	(3.2)	(1.4)	(1.8)	(128.6)%
Income from continuing operations, before income taxes	46.4	38.8	7.6	19.6%	119.6	117.4	2.2	1.9%
Income tax expense	(14.1)	(15.8)	1.7	10.8%	(27.4)	(45.1)	17.7	39.2%
Net income from continuing operations	32.3	23.0	9.3	40.4%	92.2	72.3	19.9	27.5%
Income (loss) from discontinued operations, net of income taxes	0.4	(0.2)	0.6	nm*	1.2	146.2	(145.0)	(99.2)%
Net income	$32.7	$22.8	$9.9	43.4%	$93.4	$218.5	$(125.1)	(57.3)%
Net loss attributable to noncontrolling interests	—	0.2	(0.2)	(100.0)%	0.4	0.7	(0.3)	(42.9)%
Net income attributable to PolyOne common shareholders	$32.7	$23.0	$9.7	42.2%	$93.8	$219.2	$(125.4)	(57.2)%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.35	$0.24			$0.99	$0.77
Discontinued operations	0.01	—			0.02	1.53
Total	$0.36	$0.24			$1.01	$2.30

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.35	$0.24			$0.98	$0.76
Discontinued operations	—	—			0.01	1.51
Total	$0.35	$0.24			$0.99	$2.27
*Not meaningful.
Sales
Sales decreased $50.5 million, or 5.0%, in the third quarter of 2014 compared to the third quarter of 2013 primarily as the Company has taken actions to shift the former Spartech portfolio to higher margin specialty applications. Specifically, these mix improvement actions resulted in a 4.7% decline in sales. Weaker demand conditions in Europe along with the exit of certain product lines in Brazil negatively impacted sales by approximately 1.0%. These decreases were partially offset by growth in North America and targeted end markets such as transportation.
Sales increased $118.6 million, or 4.2%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 driven by a 3.3% increase due to the acquisition of Spartech and a 1.5% increase in targeted end markets primarily in North America. These increases were partially offset by softening demand in Brazil and the wire and cable end market.
Cost of sales
As a percent of sales, cost of sales decreased from 82.0% in the third quarter of 2013 to 80.9% in the third quarter of 2014 primarily due to improved mix in our specialty segments, synergies achieved related to the Spartech acquisition and cost reductions related to the North American realignment actions. As a percent of sales, cost of sales increased from 80.8% in the nine months ended September 30, 2013 to 81.3% in the nine months ended September 30, 2014 primarily due to a $36.1 million increase in restructuring charges recognized during the nine months ended

September 30, 2014. Further, the nine months ended September 30, 2013 included insurance recoveries of $20.1 million related to previously incurred environmental liabilities, which lowered 2013 cost of goods sold. These items, which unfavorably impact 2014 in comparison to 2013, were slightly offset by improved mix and price in 2014.
Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. The decrease in selling and administrative expense of $0.7 million for the three months ended September 30, 2014 compared to 2013 was driven primarily by the benefits received from recent restructuring actions, which lowered ongoing selling and administrative expense, combined with lower incentive expense for the three months ended September 30, 2014. These items more than offset the impact of a commercial litigation gain of $7.0 million recognized during the three months ended September 30, 2013, which lowered selling and administrative expense in 2013. The increase in selling and administrative expense for the nine months ended September 30, 2014 compared to 2013 of $21.3 million was driven primarily by the acquisition of Spartech and increased restructuring charges of $11.1 million.
Interest expense, net
Net interest expense decreased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013. The decrease is primarily a result of lower average debt balances in 2014 compared to 2013 due to the repurchase of $43.4 million aggregate principal amount of our 7.375% senior notes due 2020 and $1.3 million aggregate principal amount of our 7.50% debentures due 2015.
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
Income tax expense from continuing operations
Income tax expense from continuing operations was $14.1 million, an effective rate of 30.4%, for the third quarter of 2014 compared to $15.8 million, an effective rate of 40.7%, for the third quarter of 2013. The lower effective rate for the third quarter of 2014 was driven primarily by a $5.1 million tax benefit associated with our investments in certain foreign affiliates.

Income tax expense from continuing operations was $27.4 million, an effective rate of 22.9%, for the nine months ended September 30, 2014 compared to $45.1 million, an effective rate of 38.4%, for the nine months ended September 30, 2013. The lower effective rate for the nine months ended September 30, 2014 was driven by a $10.5 million tax benefit associated with our investments in certain foreign affiliates in addition to favorable settlements with U.S. and foreign tax authorities of $4.0 million that were recognized in the first quarter of 2014.
Discontinued operations, net of income taxes
On May 30, 2013, PolyOne sold its Resin Business to Mexichem for $250.0 million cash consideration, which resulted in the recognition of a pre-tax gain of $223.7 million ($139.7 million net of tax), primarily recognized in the second quarter of 2013.
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

Our segments are further discussed in Note 12, Segment Information, to the accompanying consolidated financial statements.

Sales and Operating Income — The three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales:
Global Color, Additives and Inks	$212.0	$219.0	$(7.0)	(3.2)%	$660.3	$653.7	$6.6	1.0%
Global Specialty Engineered Materials	145.8	157.6	(11.8)	(7.5)%	461.0	469.3	(8.3)	(1.8)%
Designed Structures and Solutions	152.3	187.8	(35.5)	(18.9)%	489.9	428.2	61.7	14.4%
Performance Products and Solutions	213.0	207.4	5.6	2.7%	631.8	584.3	47.5	8.1%
PolyOne Distribution	280.5	275.0	5.5	2.0%	851.6	818.1	33.5	4.1%
Corporate and eliminations	(45.2)	(37.9)	(7.3)	(19.3)%	(128.4)	(106.0)	(22.4)	(21.1)%
Total Sales	$958.4	$1,008.9	$(50.5)	(5.0)%	$2,966.2	$2,847.6	$118.6	4.2%

Operating income:
Global Color, Additives and Inks	$30.1	$28.9	$1.2	4.2%	$98.2	$84.0	$14.2	16.9%
Global Specialty Engineered Materials	18.4	14.6	3.8	26.0%	55.6	45.4	10.2	22.5%
Designed Structures and Solutions	13.1	10.9	2.2	20.2%	37.2	21.4	15.8	73.8%
Performance Products and Solutions	17.8	15.1	2.7	17.9%	51.4	44.0	7.4	16.8%
PolyOne Distribution	18.7	16.6	2.1	12.7%	53.2	49.7	3.5	7.0%
Corporate and eliminations	(34.5)	(24.5)	(10.0)	(40.8)%	(126.2)	(61.7)	(64.5)	(104.5)%
Total Operating Income	$63.6	$61.6	$2.0	3.2%	$169.4	$182.8	$(13.4)	(7.3)%

Operating income as a percentage of sales:
Global Color, Additives and Inks	14.2%	13.2%	1.0	% points	14.9%	12.8%	2.1	% points
Global Specialty Engineered Materials	12.6%	9.3%	3.3	% points	12.1%	9.7%	2.4	% points
Designed Structures and Solutions	8.6%	5.8%	2.8	% points	7.6%	5.0%	2.6	% points
Performance Products and Solutions	8.4%	7.3%	1.1	% points	8.1%	7.5%	0.6	% points
PolyOne Distribution	6.7%	6.0%	0.7	% points	6.2%	6.1%	0.1	% points
Total	6.6%	6.1%	0.5	% points	5.7%	6.4%	(0.7)	% points

Global Color, Additives and Inks
Sales decreased $7.0 million, or 3.2%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to a 2.2% decline as a result of exiting certain products acquired from Spartech. Additionally, sales were negatively impacted by weaker demand conditions in Europe.
Sales increased $6.6 million, or 1.0%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Sales increased 0.7% due to the inclusion of Spartech results for the full nine months of 2014 and 0.6% due to increased sales in Europe that were experienced in the first half of 2014. These increases were slightly offset by lower sales in Brazil.

Operating income increased $1.2 million in the third quarter of 2014 as compared to the third quarter of 2013 as gains in North America were partially offset by weaker demand conditions in Europe. Operating income increased

$14.2 million for the nine months ended 2014 as compared to the nine months ended September 30, 2013. This was driven by strong growth in Europe in the first half of the year and year to date margin expansion in North America and Asia.
Global Specialty Engineered Materials
Sales decreased $11.8 million, or 7.5%, in the third quarter of 2014 compared to the third quarter of 2013 driven primarily by exiting certain product lines in Brazil, 3.6%, and softening demand in Europe, 2.2%. The remaining decline was due to weaker demand in wire and cable in North America offset partially by improving mix.
Sales decreased $8.3 million, or 1.8%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Sales decreased 2.1% due to exiting certain product lines in Brazil. This was partially offset by the inclusion of a full nine months of results of Spartech along with growth in targeted end markets primarily in North America.
Operating income increased $3.8 million in the third quarter of 2014 as compared to the third quarter of 2013 and $10.2 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Operating income improvement was primarily driven by margin expansion resulting from improved mix in all regions and exiting certain unprofitable product lines in Brazil.
Designed Structures and Solutions
Sales decreased $35.5 million, or 18.9%, in the third quarter of 2014 compared to the third quarter of 2013. Sales declined 27.8% due to decreased volume as a result of low or negative margin business being exited. This was partially offset by improved mix and price of 9.0%.
Sales increased $61.7 million, or 14.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Sales increased 30.8% as a result of the inclusion of Spartech results for the full nine-month period in 2014 and 7.6% as a result of improved mix and price. Partially offsetting these increases was a 24.0% decline in volume as a result of exiting certain products.
Operating income increased $2.2 million in the third quarter of 2014 as compared to the third quarter of 2013, and $15.8 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 driven primarily by improved mix and cost reductions related to the North American realignment actions.
Performance Products and Solutions
Sales increased $5.6 million, or 2.7%, in the third quarter of 2014 as compared to the third quarter of 2013. Sales increased 6.0% due to volume increases primarily within the industrial and transportation end markets. This increase was partially offset by unfavorable mix as the volume increases were associated with higher contract manufacturing sales.
Sales increased $47.5 million, or 8.1%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Sales increased 7.3% due to the acquisition of Spartech and 2.2% due to volume increases primarily in industrial and transportation end markets. This increase was partially offset by unfavorable mix as contract manufacturing sales grew year over year.
Operating income increased $2.7 million in the third quarter of 2014 as compared to the third quarter of 2013, and $7.4 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 driven by increased sales, synergies achieved related to the Spartech acquisition and cost reductions from the North American realignment actions.
PolyOne Distribution
Sales increased $5.5 million, or 2.0%, in the third quarter of 2014 as compared to the third quarter of 2013. Sales increased 3.1% due to increased pricing associated with higher raw material costs. This increase was partially offset by volume declines of 1.1% primarily within the packaging and wire and cable end markets.
Sales increased $33.5 million, or 4.1%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Sales increased 3.4% due to increased pricing associated with higher raw material costs and 0.7% due to volume growth.
Operating income increased $2.1 million in the third quarter of 2014 as compared to the third quarter of 2013 and $3.5 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This was due primarily to increased sales, however margins were negatively impacted in the prior year due to higher cost inventory being sold into a declining price environment at that time.

Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Environmental remediation costs	$(5.9)	$(5.3)	$(7.7)	$(8.6)
Insurance recoveries and other settlements	1.6	7.0	1.6	27.1
Employee separation and plant phase-out costs	(17.9)	(10.9)	(70.9)	(23.7)
Stock based compensation	(1.3)	(3.1)	(11.4)	(13.2)
Non-stock based incentive compensation	(4.1)	(7.0)	(22.5)	(19.9)
Acquisition related costs, including inventory fair value adjustments	(0.4)	(1.2)	(1.1)	(14.8)
All other and eliminations (1)	(6.5)	(4.0)	(14.2)	(8.6)
Total Corporate and eliminations	$(34.5)	$(24.5)	$(126.2)	$(61.7)
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
The following table summarizes our liquidity as of September 30, 2014 and December 31, 2013:

(In millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$263.6	$365.2
Revolving credit availability	299.5	285.7
Liquidity	$563.1	$650.9
As of September 30, 2014, approximately 78.9% of the Company’s cash and cash equivalents reside outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, should allow us to maintain adequate levels of available capital resources to fund our operations, meet debt service obligations, continue to pay dividends on our common stock and continue to repurchase our outstanding common stock.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013.
Operating Activities — In the nine months ended September 30, 2014, net cash provided by operating activities was $131.8 million as compared to net cash used by operating activities of $4.8 million for the nine months ended September 30, 2013. The increase in net cash provided by operating activities of $136.6 million was primarily driven by reduced pension contributions as a result of our improved funded status, improved working capital and lower tax payments as 2013 included tax payments associated with the gain on sale of the Resin Business. Partially offsetting these items were higher restructuring payments in 2014.
Working capital as a percentage of sales, which we define as average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the third quarter of 2014 improved to 9.8% compared to 11.4% for the third quarter of 2013. Days sales outstanding for the third quarter of 2014 was 45.8 compared to 46.6 for the third quarter of 2013.

Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2014 of $32.5 million reflects $60.7 million of capital expenditures partially offset by the third and final earn-out payment from the sale of our 50% equity investment in SunBelt Chlor Alkali Partnership (SunBelt) of $26.8 million and proceeds from the sale of other assets of $1.4 million.
Cash used by investing activities during the nine months ended September 30, 2013 was $26.5 million, primarily reflecting the acquisition of Spartech of $258.8 million, net of cash acquired, and capital expenditures of $41.8 million. These cash outflows were partially offset by cash proceeds received of $274.7 million primarily related to the sale of our Resin Business of $250.0 million and $24.1 million primarily related to year two of the three year earn-out from the sale of our 50% equity investment in SunBelt.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2014 of $197.9 million reflects repurchases of $175.0 million of our outstanding common stock, cash dividends paid of $22.5 million and the repayment of long-term debt of $8.0 million. These cash outflows more than offset the tax benefit of $6.8 million related to the exercise of employee equity awards and a $0.8 million net draw under credit facilities.
Net cash provided by financing activities for the nine months ended September 30, 2013 was $143.2 million, which primarily includes repayments of our senior secured term loan of $297.0 million, the repurchase of $43.4 million aggregate principal amount of our 7.375% senior notes due 2020, the repurchase of $1.3 million aggregate principal payment of our 7.50% debentures due 2015, debt financing costs of $13.0 million, repurchases of $95.7 million of our outstanding common stock and cash dividends paid of $15.7 million. These cash outflows were more than offset by proceeds received from the issuance of our senior notes due 2023 of $600.0 million, net proceeds from borrowings under our credit facilities of $8.7 million and income tax benefits of $5.2 million related to the exercise of equity awards.

Debt
As of September 30, 2014, debt totaled $978.9 million. Aggregate maturities of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2014	$13.1
2015	48.8
2016	—
2017	—
2018	0.1
Thereafter	916.9
Aggregate maturities	$978.9
During the first quarter of 2014, we repaid an $8.0 million industrial revenue bond that was assumed as a result of the Spartech acquisition.
On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of September 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had availability of $296.8 million under this facility.
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
On October 2, 2012, the Company entered into a credit line with Saudi Hollandi Bank with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. In 2013, the Company renewed the credit line with Saudi Hollandi Bank and increased the facility size to $16.0 million. As of September 30, 2014, borrowings under the credit line were $13.1 million with an interest rate of 1.85%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The amount of the guarantee is $24.4 million as of September 30, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2014, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2013.

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 13, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	258,000	$40.18	258,000	11,495,768
August 1 to August 31	427,059	38.95	427,059	11,068,709
September 1 to September 30	768,709	36.52	768,709	10,300,000
Total	1,453,768	$37.88	1,453,768

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

October 24, 2014	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Robert M. Patterson, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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