Form 10-K
period 2014-12-31
POLYONE CORP
filed 2015-02-13
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2014, determined using a per share closing price on that date of $42.14, as quoted on the New York Stock Exchange, was $3.7 billion.
The number of shares of common shares outstanding as of January 31, 2015 was 89,100,439.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2015 Annual Meeting of Shareholders.

POLYONE  CORPORATION

PART I
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates and laws and regulations regarding the disposal of plastic materials where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the industries in which we participate;

•	fluctuations in raw material prices, quality and supply, and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

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

•
our ability to realize anticipated savings and operational benefits from the realignment of assets, including the closure of manufacturing facilities; the timing of closings and shifts of production to new facilities related to asset realignments and any unforeseen loss of customers and/or disruptions of service or quality caused by such closings and/or production shifts; separation and severance amounts that differ from original estimates, amounts for non-cash charges related to asset write-offs and accelerated depreciation realignments of property, plant and equipment, that differ from original estimates;

•	our ability to identify and evaluate acquisition targets and consummate acquisitions;

•
the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including, without limitation, Spartech and Accella Performance Materials; and

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
ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymers and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities in North America, South America, Europe, Asia and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
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
PolyOne Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We employ approximately 6,900 people and have 75 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2014, we had sales of $3.8 billion, 32% of which were to customers outside the United States.
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
Polymer Industry Overview
Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, vinyl chloride and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, such as polyethylene and polypropylene, in their most basic forms. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand.

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
Thermoplastic and polymer composites are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance, and color coding to wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
Various additives can be formulated with a base resin and further engineered into a structure to provide them with greater versatility and performance. Polymer formulations and structures have advantages over metals, wood, rubber, glass and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications that range from automobile parts to construction materials. These specialized polymers offer advantages compared to traditional materials that include design freedom, processability, weight reduction, chemical resistance, flame retardance and lower cost. Plastics are renowned for their durability, aesthetics, ease of handling and recyclability.
PolyOne Segments
We operate in five reportable segments: (1) Global Color, Additives and Inks; (2) Global Specialty Engineered Materials; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution.
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella Performance Materials (Accella). The Accella acquisition complements the existing specialty business portfolio by providing specialty coating solutions and value-added services in a wide-range of applications, including consumer products, interior and under-the-hood automotive parts, outdoor recreational equipment and food packaging.
On May 30, 2013, we sold our vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem). As a result of the sale, the Resin Business has been removed from the Performance Products and Solutions segment and is presented as a discontinued operation in all periods presented.
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri. The acquisition of Spartech has provided substantial synergies through enhanced operational cost efficiencies and has expanded PolyOne's specialty portfolio.
Spartech's results have been reflected within our Consolidated Statements of Income and within our Designed Structures and Solutions segment, as well as within our Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments, since the date of acquisition.

3 POLYONE CORPORATION

Our segments are further discussed in Note 16, Segment Information.
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
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella, a leading North American manufacturer of liquid polymer formulations, for $47.2 million in cash, net of cash acquired. Accella results are included within the Global Color, Additives and Inks segment.
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
Designed Structures and Solutions
On March 13, 2013, the Company completed the acquisition of Spartech, a supplier of plastic sheet, color and engineered materials, and packaging solutions. As a result of the acquisition, a new reportable segment, "Designed Structures and Solutions", was created. Designed Structures and Solutions is comprised of the former Spartech Custom Sheet and Rollstock and Packaging Technologies businesses. We believe PolyOne's Designed Structures and Solutions segment is a market leader in providing specialized, full service and innovative solutions in engineered polymer structures, rigid barrier packaging and specialty cast acrylics. We utilize a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or deliver design and visual aesthetics to meet our customers’ needs. Our offerings also include a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical, consumer and graphic arts markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.
Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials (Geon) and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and

4 POLYONE CORPORATION

extrusion processors located in North America and Asia. The Geon brand name carries strong recognition globally. Geon's products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom formulation development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: healthcare, wire and cable, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary compounds for pressure pipe and drip irrigation applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.

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
Raw Materials
The primary raw materials used by our manufacturing operations are polyvinyl chloride (PVC) resin, polyolefin and other thermoplastic resins, plasticizers, inorganic and organic pigments, all of which we believe are in adequate supply. We have a long-term supply contract with Oxy Vinyls LP, a former equity investment affiliate, under which the majority of our PVC resin is supplied. This contract contains a year-by-year evergreen renewal provision, unless terminated by either party with a one-year advance notice. We believe this contract assures the availability of adequate amounts of PVC resin. We also believe that the pricing under this contract provides PVC resins to us at a competitive cost. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors”.
Patents and Trademarks
We own and maintain a number of patents and trademarks in the United States and other key countries that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years from filing date, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or cash flows. Nevertheless, we have implemented management processes designed to protect our inventions and trademarks.

5 POLYONE CORPORATION

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
Significant Customers
No customer accounted for more than 2% of our consolidated revenues in 2014, and we do not believe we would suffer a material adverse effect if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development from continuing operations was $53.4 million in 2014, $52.6 million in 2013 and $41.3 million in 2012.
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
Employees
As of December 31, 2014, we employed approximately 6,900 people. Approximately 5% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.
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
We are strongly committed to safety as evidenced by our injury incidence rate of 0.84 per 100 full-time workers per year in 2014, compared to 0.97 in 2013. The 2013 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 4.4.
In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that

6 POLYONE CORPORATION

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
We incurred environmental expenses, before insurance recoveries, of $10.3 million in 2014, $61.2 million in 2013 and $12.8 million in 2012. Our environmental expense in 2014, 2013 and 2012 related mostly to ongoing remediation projects. 2013 expense included a $47.0 million adjustment to our Calvert City reserve, which is discussed further in Note 13, Commitments and Contingencies. In 2014 and 2013, we received insurance recoveries $3.7 million and $23.5 million, respectively, as reimbursement of previously incurred environmental remediation costs.
We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at sites we, or our predecessors, formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations, financial position or cash flows. In addition, we voluntarily initiate corrective and preventive environmental projects at our facilities. As of December 31, 2014, our reserves totaled $121.1 million, covering probable future environmental expenditures that we can reasonably estimate related to previously contaminated sites. This amount represents our best estimate of probable costs, based upon the information and technology currently available.
Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2014. Such costs, if any, cannot be currently estimated. We may revise our estimate of this liability as new regulations or technologies are developed, or additional information is obtained.
Refer to Note 13, Commitments and Contingencies, for further discussion of our environmental liabilities.
We expect 2015 environmental cash expenditures to approximate $11.5 million.
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

7 POLYONE CORPORATION

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
Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control.
Several factors may affect the demand for and supply of our products and services, including:

•	economic downturns in the significant end markets that we serve;

•	product obsolescence or technological changes that unfavorably alter the value/cost proposition of our products and services;

•	competition from existing and unforeseen polymer and non-polymer based products;

•	declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers’ ability to pay amounts owed to us;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets;

•	changes in laws and regulations regarding the disposal of plastic materials; and

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

8 POLYONE CORPORATION

•	storage tank leaks or other issues resulting from remedial activities.
The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing or distribution facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, customer attrition and severe damage to or destruction of property and equipment and environmental damage. We are subject to present claims and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Our property and casualty insurance, which we believe is of the types and in the amounts that are customary for the industry, may not fully insure us against all potential hazards that are incident to our business or otherwise could occur.
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
As noted above in Item 1, “Business,” we have extensive operations outside of the United States. Revenue from these operations (principally from Canada, Mexico, Europe, South America and Asia) was approximately 32% in 2014, 33% in 2013 and 40% in 2012 of our total revenues. Long-lived assets of our foreign operations represented 29% in 2014, 31% in 2013 and 38% in 2012 of our total long-lived assets.
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

10 POLYONE CORPORATION

We face competition from other polymer companies as well as chemical companies.
We encounter competition in price, payment terms, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.
We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of customers.
We may also experience increased competition from companies that offer products based on alternative technologies and processes that may cause us to lose customers. Additionally, some of our customers may already be or may become large enough to justify developing in-house production capabilities. Any significant reduction in customer orders as a result of a shift to in-house production could adversely affect our sales and operating profits.
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
Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.
We are exposed to fluctuations in foreign currency exchange rates. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.
We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the U.S. dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
An economic downturn in Europe may have a negative effect on our business and operations.
A prolonged economic downturn in Europe may cause a negative effect on our results of operations. Many of our customers, distributors and suppliers have been affected by these economic conditions. Current or potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business. In addition, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.
The agreements governing our debt, including our revolving credit facility and debt securities, contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
The agreement governing our senior secured revolving credit facility, and the indentures governing our debt securities, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter

11 POLYONE CORPORATION

into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve specific financial and operating results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the agreements. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such event, we cannot assure that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the revolving credit facility or debt securities may contain similar restrictive covenants.
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
As of December 31, 2014, we had goodwill of $590.6 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 3, Goodwill and Intangible Assets, to the accompanying consolidated financial statements.
Poor investment performance by our pension plan assets may increase our pension liability and expense, which may increase the required funding of our pension obligations and divert funds from other potential uses.
We provide defined benefit pension plans to eligible employees. Our pension expense and our required contributions to our pension plans are directly affected by the value of plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. We assumed a weighted average rate of return of 6.86% on pension assets during 2014.
Poor investment performance by our pension plan assets resulting from a decline in prices in the equity and/or fixed income markets could impact the funded status of our plans. Should the assets earn an average return less than our assumed rate, it is likely that future pension expenses and funding requirements would increase.
We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations, diverting funds we would otherwise apply to other uses.

12 POLYONE CORPORATION

Risks related to our pension plans may adversely impact our results of operations and cash flow.
Significant changes in the actual investment return on pension assets, discount rates, and other factors have and may continue to adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates. Changes in these assumptions have resulted in material charges to income in recent years and may continue to do so in future periods. We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. An increase in the discount rate would increase future pension expense and, conversely, a decrease in the discount rate would decrease future pension expense.
Funding requirements for our U.S. pension plans may become more significant. The ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate, expected long-term rate of return on plan assets and mortality, and how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Policies” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We are undergoing certain restructurings and intended to realize certain of the potential synergies of our acquisition of Spartech. There can be no assurance that such restructurings and reorganizations will be successful or properly implemented. If any of such internal restructurings are not successful or properly implemented, we may fail to realize the potential synergies of the acquisition, which may harm our business and results of operations or cause disruptions to our operations, including disruption in our supply chain or loss of customers.
Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

13 POLYONE CORPORATION

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio we operate globally with principal locations consisting of 75 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Global Specialty Engineered Materials	Global Color, Additives and Inks	PolyOne Distribution	Designed Structures and Solutions
1. Long Beach, California	1. McHenry, Illinois	1. Glendale, Arizona	1. Rancho Cucamonga,	1. Cape Giardeau,
2. Terre Haute, Indiana	2. Avon Lake, Ohio	2. Kennesaw, Georgia	California	Missouri
3. Louisville, Kentucky	Dyersburg, Tennessee (1)	Suwanee, Georgia (3)	2. Chicago, Illinois	2. Goodyear, Arizona
4. Avon Lake, Ohio	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	3. Eagan, Minnesota	3. Greenville, Ohio
5. Clinton, Tennessee	Seabrook, Texas (1)	4. St. Louis, Missouri	4. Edison, New Jersey	4. Hackensack,
6. Dyersburg, Tennessee	4. Gaggenau, Germany	5. Sullivan, Missouri	5. Statesville, North	New Jersey
7 Pasadena, Texas	5. Istanbul, Turkey	6. Massillon, Ohio	Carolina	5. La Mirada, California
8. Seabrook, Texas	6. Barbastro, Spain	7. Norwalk, Ohio	6. Elyria, Ohio	6. Manitowoc, Wisconsin
9 Orangeville, Ontario,	7. Melle, Germany	8. North Baltimore, Ohio	7. La Porte, Texas	7. McMinnville, Oregon
Canada	8 & 9. Suzhou, China (2)	9. Lehigh, Pennsylvania	8. Brampton, Ontario,	8. Muncie, Indiana
10. St. Remi de Napierville,	10. Shenzhen, China	10. Vonore, Tennessee	Canada	9. Newark, New Jersey
Quebec, Canada	11. Birmingham, Alabama	11. Toluca, Mexico	(8 Distribution Facilities)	10. Paulding, Ohio
11. Dongguan, China	Shanghai, China (3)	12. Assesse, Belgium		11. Pleasant Hill, Iowa
12. Lockport, New York	(11 Manufacturing Plants)	13. Cergy, France		12. Portage, Wisconsin
13. Ramos Arizpe, Mexico		14. Tossiat, France		13. Ripon, Wisconsin
(13 Manufacturing Plants)		15. Gyor, Hungary		14. Salisbury, Maryland
		16. Kutno, Poland		15. Sheboygan Falls,
		17. Pune, India		Wisconsin
		18. Pamplona, Spain		16. Stamford, Connecticut
		19. Bangkok, Thailand		17. Wichita, Kansas
		20. Pudong (Shanghai),		18. Granby,
		China		Quebec, Canada
		21. Jeddah, Saudi Arabia		Maryland Heights,
		Shenzhen, China (1)		Missouri (3)
		22. Tianjin, China		(18) Manufacturing Plants
23. Novo Hamburgo, Brazil
24. Berea, Ohio
25. Richland Hills, Texas
26. Bethel, Connecticut
27. Barberton, Ohio
28. Knowsley, United
Kingdom
29. Eindhoven,Netherlands
30. Suzhou, China
31. Shanghai, China
32. Itupeva, Brazil
33. Odkarby, Finland
Manitowoc, Wisconsin (1)
(33 Manufacturing Plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

14 POLYONE CORPORATION

ITEM 3. LEGAL PROCEEDINGS
Information regarding other legal proceedings can be found in Note 13, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of the Company, their age as of February 13, 2015 and current position with the Company:

Name	Age	Position
Stephen D. Newlin	62	Executive Chairman
Robert M. Patterson	42	President and Chief Executive Officer
Bradley C. Richardson	56	Executive Vice President and Chief Financial Officer
Mark D. Crist	56	Senior Vice President, President of Distribution
Michael A. Garratt	51	Senior Vice President, President of Performance Products and Solutions
Michael E. Kahler	57	Senior Vice President, Chief Commercial Officer
Julie A. McAlindon	47	Senior Vice President, President of Designed Structures and Solutions
M. John Midea, Jr.	50	Senior Vice President, Global Operations and Process Improvement
Craig M. Nikrant	53	Senior Vice President, President of Global Specialty Engineered Materials
Ana G. Rodriguez	47	Senior Vice President, Chief Human Resource Officer
John V. Van Hulle	57	Senior Vice President, President of Global Color, Additives and Inks
Stephen D. Newlin: Executive Chairman, May 2014 to date. Chairman, President and Chief Executive Officer, February 2006 to May 2014. President — Industrial Sector of Ecolab Inc. (a global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from 1998 to 2001, and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Board of Directors of Black Hills Corporation, Oshkosh Corporation and Univar Corporation.
Robert M. Patterson: President and Chief Executive Officer, May 2014 to date. Executive Vice President and Chief Operating Officer, March 2012 to May 2014. Executive Vice President and Chief Financial Officer, January 2011 to March 2012. Senior Vice President and Chief Financial Officer, May 2008 to January 2011. Vice President and Treasurer of Novelis, Inc. (an aluminum rolled products manufacturer) from 2007 to May 2008. Vice President, Controller and Chief Accounting Officer of Novelis from 2006 to 2007. Mr. Patterson served as Vice President and Segment Chief Financial Officer, Thermal and Flow Technology Segments of SPX Corporation (a multi-industry manufacturer and developer) from 2005 to 2006 and as Vice President and Chief Financial Officer, Cooling Technologies and Services of SPX from 2004 to 2005. Mr. Patterson served as Vice President and Chief Financial Officer of Marley Cooling Tower Company, a cooling tower manufacturer and subsidiary of SPX, from 2002 to 2004.
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
Mark D. Crist: Senior Vice President, President of Distribution, June 2014 to date. Vice President, Global Key Accounts and Vice President of Asia January 2012 to May 2014. Global Commercial Director of Geon Performance Materials June 2008 to December 2011. General Manager Nalco Chemical Company Europe April 2006 to March 2008. General Manager Nalco Chemical Company North America June 2003 to March 2006. Marketing Manager Nalco Europe December 1999 to May 2003. Regional Sales Manager Nalco Chemical Company March 1997 to November 1999.
Michael A. Garratt: Senior Vice President, President of Performance Products and Solutions, September 2013 to date. President, Marmon Utility (a manufacturer of medium-high voltage utility, subsea and down-hole power cables and molded insulator systems), March 2011 to September 2013. Chief Operating Officer, Excel Polymers (a custom

15 POLYONE CORPORATION

thermoset rubber formulator), November 2009 to December 2010. Vice President and General Manager - Americas Compounding and Performance Additives, Excel Polymers, March 2009 to November 2009. Vice President and General Manager - Industrial and Consumer, Excel Polymers, December 2005 to March 2009. From August 1994 to June 2005, Mr. Garratt worked for DuPont Dow Elastomers, a joint venture of Dupont and Dow (global manufacturers of engineered thermoset rubber and thermoplastic elastomer materials) in market development and product management positions, culminating in a regional commercial leadership role for Europe, the Middle East and Africa.
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
Julie McAlindon: Senior Vice President, President of Designed Structures and Solutions, March 2013 to date. Vice President of Marketing, May 2010 to March 2013. Global Corporate Account Director, Dow Advanced Materials, The Dow Chemical Company (a global provider of chemicals and plastics) July 2009 to May 2010, Global Strategic Marketing Director, Dow Coating Solutions, The Dow Chemical Company, March 2008 to July 2009. Global Business Director, Polypropylene, The Dow Chemical Company, May 2007 to March 2008. Senior Product Director, Solution Polyethylene, The Dow Chemical Company, May 2005 to May 2007. Global Marketing Executive, UCON™ Fluids and Lubricants, The Dow Chemical Company, March 2002 to May 2005.
M. John Midea, Jr.: Senior Vice President, Global Operations and Process Improvement, February 2015 to date. President and Chief Executive Officer, Resco Products (a refractory products company) from August 2012 to October 2014.   President and Chief Operating Officer, Ennis Traffic Safety Solutions (a traffic safety and infrastructure company) from June 2008 to July 2012.  Vice President, North American - General Industrial, Valspar Corporation (a manufacturer of paints and coatings) from June 2007 to May 2008.  Vice President and General Manager, Power Coatings, Valspar Corporation from February 2002 to June 2007.
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
Ana G. Rodriguez: Senior Vice President, Chief Human Resources Officer, May 2014 to date.  Senior Vice President, Global Human Resources, Molex Incorporated (a manufacturer of electronic connectors), September 2008 to March 2014. Vice President, Co-General Counsel and Corporate Secretary, Molex, September 2006 to August 2008, Vice President and Assistant General Counsel, Molex, October 2005 to September 2006.  Senior Counsel, Amgen Inc. (a global biotechnology medicines company), May 2003 to September 2005.  Senior Counsel and Assistant Corporate Secretary, Tenet Healthcare Corporation (a health care services company) May 2000 to May 2003.
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

16 POLYONE CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2014 Quarters				2013 Quarters
Common share price:	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$39.28	$43.34	$42.47	$38.38	$35.77	$30.96	$26.84	$25.63
Low	$32.01	$34.78	$36.02	$32.81	$28.66	$24.76	$21.42	$20.96
As of January 31, 2015, there were 2,221 holders of record of our common shares.
The following table presents quarterly dividends declared per common share for the fiscal year ended December 31, 2014 and 2013

Quarter Ended:	2014	2013
March 31,	$0.08	$0.06
June 30,	0.08	0.06
September 30,	0.08	0.06
December 31,	0.10	0.08
Total	$0.34	$0.26

The table below sets forth information regarding repurchase of shares of our common shares during the period indicated. For the full year 2014, we repurchased 6.3 million shares at a weighted average share price of $37.00.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
October 1 to October 31	550,000	$35.25	550,000	9,750,000
November 1 to November 30	750,000	37.55	750,000	9,000,000
December 1 to December 31	300,000	35.31	300,000	8,700,000
Total	1,600,000	$36.34	1,600,000

(1) In August 2008, PolyOne's Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million shares of its common shares. On October 11, 2011 and October 23, 2012, PolyOne's Board of Directors increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. As of December 31, 2014, 8.7 million shares remained available under the share repurchase authorization.

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

(In millions, except per share data)	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
Sales	$3,835.5	$3,771.2	$2,860.8	$2,709.4	$2,506.2
Operating income	155.1	231.5	137.5	203.0	159.2
Net income from continuing operations, net of income tax	77.2	92.9	53.2	153.4	152.5
Net income from continuing operations attributable to PolyOne shareholders	78.0	94.0	53.3	153.4	152.5

Cash dividends declared per common share	$0.34	$0.26	$0.20	$0.16	$—

Earnings per share from continuing operations attributable to PolyOne shareholders:
Basic	$0.85	$0.98	$0.60	$1.66	$1.64
Diluted	$0.83	$0.97	$0.59	$1.63	$1.59

Total assets	$2,711.2	$2,944.1	$2,128.0	$2,078.1	$1,671.9
Long-term debt, net of current portion	$962.0	$976.2	$703.1	$704.0	$432.9

(1)
Included in operating income for 2014 are: 1) a mark-to-market charge related to our pension and post-retirement health care benefit plans of $56.5 million, 2) expenses of $94.1 million related to employee separation and restructuring costs and reductions in force and 3) expenses of $10.3 million related to environmental remediation costs.

(2)
Included in operating income for 2013 are: 1) gains of $26.9 million primarily related to the 2013 SunBelt Chlor Alkali Partnership (SunBelt) earn-out, 2) a mark-to-market gain related to our pension and OPEB plans of $44.0 million, 3) expenses of $61.2 million related to environmental remediation costs, 4) insurance recoveries of $23.5 million, 5) a $7.0 million gain on commercial litigation, 6) expenses of $52.0 million related to employee separation and restructuring costs and 7) acquisition-related costs (including inventory fair value adjustments) of $15.2 million.

(3)
Included in operating income for 2012 are: 1) gains of $23.4 million for the 2012 SunBelt earn-out , 2) a mark-to-market loss related to our pension and OPEB plans of $42.0 million, 3) expenses of $12.8 million related to environmental remediation costs, 4) expenses of $11.5 million related to employee separation and restructuring costs and 5) acquisition-related costs of $9.3 million.

(4)
Included in operating income for 2011 are: 1) gains of $146.3 million related to the sale of our equity interest in SunBelt Chlor Alkali Partnership (SunBelt), which includes the 2011 earn-out of $18.1 million, 2) a mark-to-market charge related to our pension and OPEB plans of $83.8 million, 3) environmental remediation costs of $9.7 million and 4) acquisition-related costs of $6.6 million. Included in net income for 2011 is a $29.5 million tax benefit related to our investment in O’Sullivan Engineered Films and a $13.0 million tax benefit primarily related with the reversal of valuation allowances.

(5)
Included in operating income for 2010 are: 1) gains of $23.9 million related to legal and insurance settlements, 2) insurance recoveries of $16.7 million related to reimbursement of previously incurred environmental expenses, 3) a gain of $16.3 million related to the sale of our 50% interest in BayOne, a previously owned equity affiliate and part of Bayer MaterialScience LLC, 4) debt extinguishment costs of $29.5 million, 5) environmental remediation costs of $20.5 million and 6) a mark-to-market charge related to our pension and OPEB plans of $9.6 million. Included in net income are tax benefits of $107.1 million associated with the reversal of our valuation allowances.

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
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2014 sales of $3.8 billion, we have manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We currently employ approximately 6,900 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers).
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
Key Challenges
Overall, our business faces exposure resulting from economic downturns, especially as it relates to affected markets such as building and construction, consumer, electrical, and industrial. Increasing profitability during periods of raw material price volatility is another critical challenge. Further, we need to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.
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
In the short term, we will maintain our focus on top-line growth, improving or maintaining the cost/price relationship with regard to raw materials and improving working capital efficiency. In addition to driving top-line growth, we have established margin improvement targets for all businesses. In 2015, our capital expenditures will be focused primarily to support sales growth, our continued investment in the Spartech integration activities, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core

19 POLYONE CORPORATION

platforms. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation and continue to support growth in key markets and product offerings.
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
Recent Developments
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella, a leading North American manufacturer of liquid polymer formulations for $47.2 million in cash, net of cash acquired. The results of operations of Accella were included in the Company’s Consolidated Statements of Income since the date of the acquisition and are reported in the Global Color, Additives and Inks segment.

20 POLYONE CORPORATION

Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations net of income taxes, net income from continuing operations attributable to PolyOne common shareholders, liquidity and total debt is included in the following table:

(In millions)	2014	2013	2012
Sales	$3,835.5	$3,771.2	$2,860.8
Operating income	155.1	231.5	137.5
Income from continuing operations, net of income taxes	77.2	92.9	53.2
Net income from continuing operations attributable to PolyOne common shareholders	78.0	94.0	53.3

Liquidity	$475.0	$650.9	$381.2
Total debt	$1,023.8	$988.9	$706.9

21 POLYONE CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2014 versus 2013		2013 versus 2012
(Dollars in millions, except per share data)	2014	2013	2012	Change	% Change	Change	% Change
Sales	$3,835.5	$3,771.2	$2,860.8	$64.3	1.7%	$910.4	31.8%
Cost of sales	3,127.6	3,109.0	2,329.7	(18.6)	(0.6)%	(779.3)	(33.5)%
Gross margin	707.9	662.2	531.1	45.7	6.9%	131.1	24.7%
Selling and administrative expense	552.8	457.6	417.0	(95.2)	(20.8)%	(40.6)	(9.7)%
Income related to previously owned equity affiliates	—	26.9	23.4	(26.9)	(100.0)%	3.5	15.0%
Operating income	155.1	231.5	137.5	(76.4)	(33.0)%	94.0	68.4%
Interest expense, net	(62.2)	(63.5)	(50.8)	1.3	2.0%	(12.7)	(25.0)%
Debt extinguishment costs	—	(15.8)	—	15.8	100.0%	(15.8)	(100.0)%
Other expense, net	(4.5)	(1.2)	(3.4)	(3.3)	(275.0)%	2.2	64.7%
Income from continuing operations, before income taxes	88.4	151.0	83.3	(62.6)	(41.5)%	67.7	81.3%
Income tax expense	(11.2)	(58.1)	(30.1)	46.9	80.7%	(28.0)	(93.0)%
Net income from continuing operations	$77.2	$92.9	$53.2	$(15.7)	(16.9)%	$39.7	74.6%
Income from discontinued operations, net of income taxes	1.2	149.8	18.6	(148.6)	(99.2)%	131.2	705.4%
Net income	78.4	242.7	$71.8	(164.3)	(67.7)%	170.9	238.0%
Net loss attributable to noncontrolling interests	0.8	1.1	0.1	(0.3)	(27.3)%	1.0	1,000.0%
Net income attributable to PolyOne common shareholders	$79.2	$243.8	$71.9	$(164.6)	(67.5)%	$171.9	239.1%

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$0.85	$0.98	$0.60
Discontinued operations	0.01	1.57	0.21
Total	$0.86	$2.55	$0.81

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$0.83	$0.97	$0.59
Discontinued operations	0.02	1.56	0.21
Total	$0.85	$2.53	$0.80

Sales
Sales increased 1.7% in 2014 compared to 2013. The acquisition of Spartech increased sales 5.2%, while improved mix and pricing increased sales 3.7%. Partially offsetting these increases were declines of 7.0% primarily a result of softening demand in Europe and the wire and cable end market along with the exit of certain product lines in Brazil.
Sales increased 31.8% in 2013 compared to 2012, 30.6% of which is attributable to the acquisitions of Spartech and Glasforms Inc. (Glasforms). Improved mix and increased pricing, primarily associated with higher raw material costs, increased sales 3.3%, while favorable currency exchange rates impacted sales by 0.4%. These increases were partially offset by declines of 2.5% primarily a result of weakened demand in our North America wire and cable business and in Europe.
Cost of sales
As a percent of sales, cost of sales decreased from 82.4% in 2013 to 81.5% in 2014 primarily due to improved price and mix and the exiting of certain product lines in Brazil and Spartech.
As a percent of sales, cost of sales increased from 81.4% in 2012 to 82.4% in 2013 primarily due to a $15.7 million increase in restructuring charges as a result of the Spartech re-alignment actions, and a $24.9 million increase in net environmental charges, primarily related to the revision to our Calvert City reserve of $47.0 million, offset by insurance recoveries of $23.5 million. Additionally, the increase in costs of goods sold was impacted by Spartech sales, which have lower margins than organic PolyOne sales. These items more than offset PolyOne's organic margin improvement.

22 POLYONE CORPORATION

Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2014 increased $95.2 million, primarily related to increased restructuring costs of $11.4 million, a full year of results of Spartech and a $96.9 million unfavorable difference in the pension and other post-retirement mark-to-market adjustment. In 2014, we recognized a pension charge of $54.5 million compared to a pension gain of $42.4 million in 2013. The 2014 mark-to-market adjustment was driven primarily by decreased discount rates and a change in our mortality assumptions. These increases more than offset decreased discretionary spending and lower acquisition-related costs of $4.0 million primarily associated with Spartech.
Selling and administrative expense in 2013 increased $40.6 million, primarily related to acquisitions and acquisition-related costs totaling $70.3 million, increased restructuring costs of $24.8 million and increased stock based compensation expense of $6.1 million. Additionally, organic segment selling and administrative expense increased $16.3 million, primarily driven by additional commercial resources and inflation. These increases more than offset a commercial litigation gain of $7.0 million, and a $83.1 million favorable difference in the pension and other post-retirement mark-to-market adjustment. In 2013, we recognized a pension gain of $42.4 million compared to a charge of $40.7 million in 2012. The 2013 mark-to-market adjustment was driven primarily by increased discount rates and returns on plan assets in excess of our weighted average assumed rate of return of 8.41% on plan assets in 2013.
Income Related to Previously Owned Equity Affiliates
Effective February 28, 2011, we sold our 50% equity investment in SunBelt and recognized a pre-tax gain of $128.2 million. During 2012 and 2013, we recognized a gain of $23.4 million and $26.9 million, respectively, related to the final earn-outs associated with the sale. The gains associated with our sale of our equity investment in SunBelt are reflected within Corporate and eliminations in our segment reporting.
Interest expense, net
Interest expense, net decreased $1.3 million in 2014 compared to 2013, primarily due to the remaining amortization of the Spartech bridge loan commitment fees of $1.9 million in 2013.
Interest expense, net increased $12.7 million in 2013 compared to 2012, primarily due to higher average borrowing levels in 2013 related to the 5.25% senior notes due 2023 issued on February 28, 2013, in connection with the Spartech acquisition.
Debt extinguishment costs
Debt extinguishment costs of $15.8 million for 2013 includes $5.2 million related to the repurchase of $43.4 million aggregate principal amount of our 7.375% senior notes due 2020 and $1.3 million aggregate principal amount of our 7.50% debentures due 2015. Debt extinguishment costs for 2013 also includes $10.6 million related to the repayment of the outstanding principal amount of $297.0 million under our senior secured term loan.
Income tax expense from continuing operations
Income tax expense from continuing operations was $11.2 million, an effective rate of 12.7%, for 2014 compared to $58.1 million, an effective rate of 38.5%, for 2013. The lower effective rate for 2014 was driven by $13.4 million, a 15.2% decline in our effective rate, of tax benefits associated with our investments in certain foreign affiliates in addition to favorable settlements and tax return amendments with U.S. and foreign tax authorities of $6.0 million, a 6.8% decline in our effective rate.
Income tax expense from continuing operations was $58.1 million, an effective rate of 38.5%, for 2013 compared to $30.1 million, an effective rate of 36.1%, for 2012. The higher effective rate for 2013 was driven primarily by a shift in earnings to the United States as a result of the acquisitions of Spartech and Glasforms, which have earnings primarily in the United States.
Segment Information
Operating income is the primary financial measure that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; integration costs; executive separation agreements; share-based compensation costs; environmental remediation costs for facilities no longer owned or closed in prior years;

23 POLYONE CORPORATION

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
Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — 2014 compared with 2013 and 2013 compared with 2012

				2014 versus 2013		2013 versus 2012
(Dollars in millions)	2014	2013	2012	Change	% Change	Change	% Change
Sales:
Global Color, Additives and Inks	850.8	852.3	778.2	(1.5)	(0.2)%	74.1	9.5%
Global Specialty Engineered Materials	598.3	615.5	543.6	(17.2)	(2.8)%	71.9	13.2%
Designed Structures and Solutions	617.5	597.4	—	20.1	3.4%	597.4	100.0%
Performance Products and Solutions	816.6	773.2	630.3	43.4	5.6%	142.9	22.7%
PolyOne Distribution	1,114.4	1,075.2	1,030.3	39.2	3.6%	44.9	4.4%
Corporate and eliminations	(162.1)	(142.4)	(121.6)	(19.7)	(13.8)%	(20.8)	(17.1)%
Sales	$3,835.5	$3,771.2	$2,860.8	$64.3	1.7%	$910.4	31.8%

Operating income:
Global Color, Additives and Inks	124.9	104.0	75.3	20.9	20.1%	28.7	38.1%
Global Specialty Engineered Materials	72.4	57.2	47.0	15.2	26.6%	10.2	21.7%
Designed Structures and Solutions	45.1	33.4	—	11.7	35.0%	33.4	100.0%
Performance Products and Solutions	63.1	56.0	38.8	7.1	12.7%	17.2	44.3%
PolyOne Distribution	68.2	63.3	66.0	4.9	7.7%	(2.7)	(4.1)%
Corporate and eliminations	(218.6)	(82.4)	(89.6)	(136.2)	(165.3)%	7.2	(8.0)%
Operating income	$155.1	$231.5	$137.5	$(76.4)	(33.0)%	$94.0	68.4%

Operating income as a percentage of sales:
Global Color, Additives and Inks	14.7%	12.2%	9.7%	2.5% points		2.5% points
Global Specialty Engineered Materials	12.1%	9.3%	8.6%	2.8% points		0.7% points
Designed Structures and Solutions	7.3%	5.6%	—%	1.7% points		—
Performance Products and Solutions	7.7%	7.2%	6.2%	0.5% points		1.0% points
PolyOne Distribution	6.1%	5.9%	6.4%	0.2% points		(0.5)% points
Total	4.0%	6.1%	4.8%	(2.1)% points		1.3% points

Global Color, Additives and Inks
Sales decreased $1.5 million, or 0.2%, in 2014 compared to 2013. Sales decreased 8.0% primarily as a result of weaker demand conditions in Europe and an unfavorable foreign exchange rate impact of 0.4%. These decreases were largely offset by mix improvement of 6.2% and an increase of 2.0% due to the inclusion of a full year of Spartech results.
Operating income increased $20.9 million in 2014 compared to 2013. This increase was driven by year to date margin expansion related to mix improvement primarily in North America and Asia.
Sales increased $74.1 million, or 9.5%, in 2013 compared to 2012. Sales increased 8.0% as a result of the Spartech acquisition, 6.8% due to improved price and mix and 0.9% due to favorable exchange rate impact. These increases were partially offset by a 6.2% decline in volume primarily in the industrial and packaging end markets.
Operating income increased $28.7 million in 2013 compared to 2012. The increase is primarily due to improvement in mix and the Spartech acquisition.

24 POLYONE CORPORATION

Global Specialty Engineered Materials
Sales decreased $17.2 million, or 2.8%, in 2014 compared to 2013. Improved price and mix resulted in a 4.8% increase to sales while the inclusion of a full year of results in Spartech increased sales 0.6%. These increases were more than offset by decreases of 7.8% primarily due to exiting certain product lines in Brazil and an unfavorable foreign exchange rate impact of 0.4%.
Operating income increased $15.2 million in 2014 compared to 2013. This increase was driven primarily by margin expansion resulting from improved mix and exiting certain unprofitable products in Brazil.
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
Designed Structures and Solutions
Sales increased $20.1 million, or 3.4%, in 2014 compared to 2013. Sales increased 22.1% as a result of the inclusion of Spartech results for the full year in 2014 and 6.5% due to improved mix and price. Partially offsetting these increases was a 25.0% decline resulting from exiting certain products.
Operating income increased $11.7 million, or 35.0%, in 2014 compared to 2013. This increase was driven primarily by improved mix reflecting the exit of certain unprofitable products, cost reductions related to North American realignment actions and the inclusion of Spartech results for the full year of 2014.
Performance Products and Solutions
Sales increased $43.4 million, or 5.6%, in 2014 compared to 2013. Sales increased 5.5% as a result of the acquisition of Spartech and 2.1% due to increases primarily within the industrial and transportation end markets. These increases were partially offset by unfavorable mix as the volume increases were associated with higher contract manufacturing sales.
Operating income increased $7.1 million in 2014 compared to 2013 primarily due to increased sales and cost reductions from the North American realignment actions.
Sales increased $142.9 million, or 22.7%, in 2013 compared to 2012. Sales increased 25.3% due to the Spartech acquisition and 2.2% due to improved pricing and mix. These increases were partially offset by volume declines of 4.8% primarily related to contract manufacturing for the transportation end markets.
Operating income increased $17.2 million in 2013 compared to 2012 primarily due to improved price and mix and the Spartech acquisition.
PolyOne Distribution
Sales increased $39.2 million, or 3.6%, in 2014 compared to 2013, primarily associated with higher raw material costs.
Operating income increased $4.9 million in 2014 compared to 2013 primarily due to increased sales and slightly lower selling and administrative expense.
Sales increased $44.9 million, or 4.4%, in 2013 compared to 2012. Increased pricing associated with higher raw material costs increased sales by 3.1%, while volume increases favorably impacted sales by 1.3%.
Operating income decreased $2.7 million in 2013 compared to 2012 primarily due to higher raw material costs.

25 POLYONE CORPORATION

Corporate and Eliminations
The following table breaks down Corporate and eliminations into its various components for 2014, 2013 and 2012:

(In millions)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Environmental remediation costs	$(10.3)	$(61.2)	$(12.8)
Insurance recoveries and other settlements (a)	3.7	30.5	—
Employee separation and restructuring costs (b)	(94.1)	(52.0)	(11.5)
Gain on sale related to investment in equity affiliate (c)	—	26.9	23.4
Share based compensation	(14.2)	(16.5)	(10.4)
Non-share based incentive compensation	(25.0)	(25.2)	(22.8)
Pension and other post-retirement (expense)/income (d)	(51.5)	55.2	(26.5)
Acquisition-related costs, including inventory fair value adjustments	(3.8)	(15.2)	(9.3)
All other and eliminations (e)	(23.4)	(24.9)	(19.7)
Total Corporate and eliminations	$(218.6)	$(82.4)	$(89.6)

(a)	These settlements primarily relate to the reimbursement of previously incurred environmental costs.

(b)
Includes $59.7 million and $44.1 million in 2014 and 2013, respectively, of Spartech related restructuring as part of the Spartech integration designed to better serve customers, improve efficiency and deliver synergy related cost savings. 2014 also includes $17.0 million of charges related to our closure of two manufacturing locations in Brazil. Refer to Note 4, Employee Separation and Restructuring Costs, for further information about these actions and estimated future costs.

(c)
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin). The gain for 2012 and 2013 primarily represents the second and final earn-outs related to the sale of our equity interest in SunBelt.

(d)
We have elected to immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur related to our pension and other post-retirement benefit plans. Amounts shown here include the following mark-to-market adjustments: a$56.5 million charge in 2014, a $44.0 million gain in 2013 and a $42.0 million charge in 2012.

(e)	All other and eliminations is comprised of intersegment eliminations and corporate general and administrative costs that are not allocated to segments.

Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt and equity. By laddering the maturity structure, we avoid concentrations of debt maturities, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt with cash and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding common shares. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table summarizes our liquidity as of December 31, 2014:

As of December 31,
(In millions)	2014
Cash and cash equivalents	$238.6
Revolving credit availability	236.4
Liquidity	$475.0
As of December 31, 2014, 91% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of December 31, 2014, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $281.7 million, for which no deferred tax liability has been provided.
Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, should allow us to maintain adequate levels of available capital resources to fund our operations, meet debt service obligations and continue to repurchase our outstanding common shares.

26 POLYONE CORPORATION

Expected sources of cash in 2015 include cash from operations, and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2015 include interest payments, cash taxes, contributions to our defined benefit pension plans, dividend payments, share repurchases, environmental remediation at inactive and formerly owned sites, restructuring payments, and capital expenditures. Capital expenditures are currently estimated to be $85.0 million in 2015, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of December 31, 2014, we were in compliance with all covenants and there were $45.0 million of outstanding borrowings under our asset-backed revolving credit facility, which had availability of $233.7 million.
The Company maintains a credit line with Saudi Hollandi Bank for $16.0 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of December 31, 2014, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.85%. As of December 31, 2014, there was remaining availability on the credit line of $2.7 million.
Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2014	2013	2012
Cash provided by (used in):
Operating Activities	$208.4	$109.0	$106.9
Investing Activities	(111.8)	(60.1)	(72.3)
Financing Activities	(218.4)	104.8	(17.5)
Effect of exchange rate on cash	(4.8)	1.5	1.0
Net (decrease) increase in cash and cash equivalents	$(126.6)	$155.2	$18.1
Operating activities
In 2014, net cash provided by operating activities was $208.4 million as compared to $109.0 million in 2013. The increase in net cash provided by operating activities of $99.4 million is primarily driven by lower tax payments of $51.6 million as 2013 included tax payments primarily associated with the gain on sale of the Resin Business, lower pension and post-retirement health care benefit plan payments of $49.5 million and improved working capital.
Working capital as a percentage of sales, which we define as the average thirteen months of accounts receivable, plus inventory, less accounts payable, divided by full year sales, improved to 9.9% at December 31, 2014 from 10.7% at December 31, 2013. Days sales outstanding as of December 31, 2014 and December 31, 2013 were 46.0 and 49.2, respectively.
In 2013, net cash provided by operating activities was $109.0 million as compared to $106.9 million in 2012. The increase in net cash provided by operating activities of $2.1 million is primarily driven by higher earnings and improved working capital, which more than offset increased income tax payments associated with higher earnings and the gain on the Resin Business sale.
Investing Activities
Net cash used by investing activities during 2014 of $111.8 million primarily reflects capital expenditures of $92.8 million and the acquisition of specialty assets of Accella for $47.2 million, net of cash acquired. This usage was partially offset by the third and final earn-out payment from the 2011 sale of our equity investment in SunBelt of $26.8 million and proceeds from the sale of other assets of $1.4 million.
Net cash used by investing activities during 2013 of $60.1 million primarily reflects our acquisition of Spartech for $258.8 million, net of cash acquired, and capital expenditures of $76.4 million. These cash outflows were partially offset by cash proceeds received of $275.7 million primarily related to the sale of our Resin Business for $250.0 million and the $23.2 million payment for year two of the three year earn-out from the 2011 sale of our equity investment in SunBelt.

27 POLYONE CORPORATION

Net cash used by investing activities during 2012 of $72.3 million reflects our acquisition of Glasforms for $33.8 million, net of cash acquired and capital expenditures of $57.4 million. These cash outflows were partially offset by cash proceeds of $18.9 million, primarily related to the receipt of the first of three earn-outs related to our 2011 sale of our equity investment in SunBelt.
Financing Activities
Net cash used in financing activities in 2014 reflects repurchases of $233.2 million of our outstanding common shares, cash dividends paid of $29.9 million and the repayment of long-term debt of $8.0 million. These cash outflows more than offset the tax benefit of $6.9 million related to the exercise of employee equity awards and a $45.8 million net draw under existing credit facilities.
Net cash used in financing activities in 2013 reflects repayment of our long-term debt of $343.3 million, debt financing costs of $13.0 million, premium on early extinguishment of long-term debt of $4.6 million, repurchases of $131.6 million of our outstanding common shares and dividend payments of $21.5 million. These cash outflows were more than offset by proceeds received from the issuance of our 5.25% senior notes due 2023 in the aggregate principal amount of $600.0 million, net proceeds from borrowings under our credit facilities of $11.5 million and income tax benefits of $7.3 million related to the exercise of equity awards.
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
Total Debt
The following summarizes our debt as of December 31, 2014 and 2013.

	December 31,	December 31,
(Dollars in millions)	2014	2013
7.500% debentures due 2015	$48.7	$48.7
Revolving credit facility due 2018	45.0	—
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	13.5	23.6
Total debt	$1,023.8	$988.9
Less: short-term and current portion of long-term debt	61.8	12.7
Total long-term debt, net of current portion	$962.0	$976.2
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
On March 1, 2013, the agreement governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and

28 POLYONE CORPORATION

Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of December 31, 2014, we were in compliance with all covenants and there were $45.0 million of outstanding borrowings under our asset-backed revolving credit facility, which had remaining availability of $233.7 million.
The Company maintains a credit line with Saudi Hollandi Bank for $16.0 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of December 31, 2014, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.85%. As of December 31, 2014, there was remaining availability on the credit line of $2.7 million.
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
Guarantee of Indebtedness of Others
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $18.3 million as of December 31, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. These notes mature in December 2017.
Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $12.9 million of which was used at December 31, 2014. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2014:

	Payment Due by Period
(In millions)	Total	2015	2016 & 2017	2018 & 2019	Thereafter
Total debt (1)	$1,023.8	$61.8	$—	$45.2	$916.8
Operating leases	88.5	25.6	32.2	16.2	14.5
Interest on long-term debt obligations (2)	419.8	60.0	114.4	111.0	134.4
Pension and post-retirement obligations (3)	79.3	26.1	12.2	12.2	28.8
Purchase obligations (4)	23.2	15.8	7.4	—	—
Total	$1,634.6	$189.3	$166.2	$184.6	$1,094.5

(1)	Total debt includes both the current and long-term portions of debt, as reported in Note 6, Financing Arrangements, to the consolidated financial statements.

(2)	Represents estimated contractual interest payments for all outstanding debt.

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

29 POLYONE CORPORATION

The table also excludes the liability for unrecognized income tax benefits, since we cannot predict with reasonable certainty the timing of cash settlements, if any, with the respective taxing authorities. At December 31, 2014, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $37.2 million.
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

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2014, we recognized a $56.5 million charge as a result of the recognition of these actuarial losses, which unfavorably impacted our statement of income, statement of comprehensive income, and the funded status of our pension plans. This charge was mainly driven by a decrease in discount rates and updated mortality assumptions.

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

•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 6.86% for 2014, 8.41% for 2013 and 8.43% 2012.

•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2014, we adopted the RP-2014 mortality table which was issued by the Society of Actuaries in October 2014.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2014 and 2013 were 3.88% and 4.83%, post-retirement liabilities were 3.75% and 4.38%. As of December 31, 2014, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $28.0 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2014 would result in a change of approximately $1.5 million in the 2015 net periodic benefit cost.

•    As we recognize returns on our plan assets based upon the actual returns of these assets through a mark-to-market adjustment that is recorded in the fourth quarter, therefore no sensitivity analysis for a one percentage increase/decrease in our expected long-term return on plan assets has been provided.

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

•  The income approach requires us to make assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

•  If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

•      Based on our 2014 annual impairment test, no reporting unit is considered at risk of impairment and the fair value of the majority of our reporting units significantly exceeded the corresponding carrying value.

31 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

•   At December 31, 2014, our Consolidated Balance Sheet reflected $96.3 million of indefinite lived trade name assets, which includes, $33.2 million associated with the trade name acquired as part of the acquisition of GLS and $63.1 million associated with trade names acquired as part of the ColorMatrix acquisition.

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
                                                                                                       •     Based on our 2014 annual impairment test, no trade names were considered at risk.

Income Taxes
•   We account for income taxes using the asset and liability method under ASC Topic 740. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2014, aggregating to $23.6 million against such assets based on our current assessment of future operating results and these other factors. At December 31, 2014, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $37.2 million.

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

Environmental Liabilities
•    Based upon our estimates, we have $121.1 million accrued at December 31, 2014 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. In some cases, the Company recovers a portion of the costs relating to these obligations from insurers or other third parties; however, the Company records such amounts only when it is probable that they will be collected.

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

•    As noted in Note 13, Commitments and Contingencies, we recorded a $47.0 million adjustment in 2013 related to our ongoing remedial investigation and feasibility study (RIFS) at Calvert City. As we progress through certain benchmarks such as completion of the RIFS, issuance of a record of decision and remedial design, additional information may become available that requires an adjustment to our existing reserves.

32 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Share-Based Compensation

•    We have share-based compensation plans that include non-qualified stock options, incentive stock options, restricted stock units, performance shares and stock appreciation rights (SARs). See Note 15, Share-Based Compensation, to the accompanying consolidated financial statements for a complete discussion of our stock-based compensation programs.

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

• We determined the fair value of the SARs granted based on a Monte Carlo simulation method.
Future Adoption of Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment," which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after January 1, 2015. We will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued a new standard regarding revenue recognition. Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. It will be effective for us beginning January 1, 2017, with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.
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
Interest rate exposure — Interest on our asset-backed revolving credit facility is based upon a Prime rate or LIBOR, plus a margin. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. All other debt obligations are primarily fixed rate obligations. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2014.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we enter into foreign exchange forward contracts, which had a fair value of less than $0.1 million at December 31, 2014. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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

33 POLYONE CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Page
Management’s Report	35
Reports of Independent Registered Public Accounting Firm	36-37
Consolidated Financial Statements:
Consolidated Statements of Income	38
Consolidated Statements of Comprehensive Income	39
Consolidated Balance Sheets	40
Consolidated Statements of Cash Flows	41
Consolidated Statements of Shareholders’ Equity	42
Notes to Consolidated Financial Statements	43-68

34 POLYONE CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2014.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2014 and found them to be effective.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2014 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 69 of this Annual Report, which concludes that as of December 31, 2014, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ ROBERT M. PATTERSON	/s/ BRADLEY C. RICHARDSON

Robert M. Patterson	Bradley C. Richardson
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 13, 2015

35 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited PolyOne Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PolyOne Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2015

36 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2015

37 POLYONE CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2014	2013		2012
Sales	$3,835.5	$3,771.2		$2,860.8
Cost of sales	3,127.6	3,109.0		2,329.7
Gross margin	707.9	662.2		531.1
Selling and administrative expense	552.8	457.6		417.0
Income related to previously owned equity affiliates	—	26.9		23.4
Operating income	155.1	231.5		137.5
Interest expense, net	(62.2)	(63.5)		(50.8)
Debt extinguishment costs	—	(15.8)		—
Other expense, net	(4.5)	(1.2)		(3.4)
Income from continuing operations, before income taxes	88.4	151.0		83.3
Income tax expense	(11.2)	(58.1)		(30.1)
Net income from continuing operations	77.2	92.9		53.2
Income from discontinued operations, net of income taxes	1.2	149.8		18.6
Net income	78.4	242.7		71.8
Net loss attributable to noncontrolling interests	0.8	1.1		0.1
Net income attributable to PolyOne common shareholders	$79.2	$243.8		$71.9

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$0.85	$0.98	—	$0.60
Discontinued operations	0.01	1.57		0.21
Total	$0.86	$2.55		$0.81

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$0.83	$0.97		$0.59
Discontinued operations	0.02	1.56		0.21
Total	$0.85	$2.53		$0.80

Cash dividends declared per common share	$0.34	$0.26		$0.20

Weighted-average number of common shares outstanding:
Basic	92.3	95.5		89.1
Diluted	93.5	96.5		89.8
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 POLYONE CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2014	2013	2012
Net income	$78.4	$242.7	$71.8
Other comprehensive loss:
Translation adjustments	(27.5)	(3.7)	1.1
Amortization of prior service credits, net of tax of $6.5 - 2012	—	—	(10.9)
Total other comprehensive loss	(27.5)	(3.7)	(9.8)
Total comprehensive income	50.9	239.0	62.0
Comprehensive loss attributable to noncontrolling interests	0.8	1.1	0.1
Comprehensive income attributable to PolyOne common shareholders	$51.7	$240.1	$62.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 POLYONE CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$238.6	$365.2
Accounts receivable, net	396.8	428.0
Inventories, net	309.0	342.5
Other current assets	98.3	117.9
Total current assets	1,042.7	1,253.6
Property, net	596.7	646.2
Goodwill	590.6	559.0
Intangible assets, net	362.7	365.8
Other non-current assets	118.5	119.5
Total assets	$2,711.2	$2,944.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$61.8	$12.7
Accounts payable	365.9	386.9
Accrued expenses and other liabilities	173.5	209.3
Total current liabilities	601.2	608.9
Long-term debt	962.0	976.2
Pension and other post-retirement benefits	103.7	77.3
Deferred income taxes	88.8	133.8
Other non-current liabilities	178.3	169.4
Total non-current liabilities	1,332.8	1,356.7

SHAREHOLDERS' EQUITY
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,155.4	1,149.8
Retained earnings	259.7	211.6
Common shares held in treasury, at cost, 32.9 shares in 2014 and 27.1 shares in 2013	(597.7)	(371.0)
Accumulated other comprehensive loss	(42.3)	(14.8)
Total PolyOne shareholders' equity	776.3	976.8
Noncontrolling interest	0.9	1.7
Total equity	777.2	978.5
Total liabilities and equity	$2,711.2	$2,944.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

40 POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2014	2013	2012
Operating activities
Net income	$78.4	$242.7	$71.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.9	109.8	69.8
Deferred income tax provision	(45.2)	12.9	13.4
Debt extinguishment costs	—	15.8	—
Provision for doubtful accounts	0.4	0.2	0.3
Stock compensation expense	14.2	16.5	10.4
Gain on sale of business	(1.2)	(223.7)	—
Income related to previously owned equity affiliates	—	(26.9)	(23.4)
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Decrease in accounts receivable	24.4	26.9	1.2
Decrease (increase) in inventories	28.4	20.4	(3.0)
(Decrease) increase in accounts payable	(15.2)	(16.6)	16.8
Increase (decrease) in pension and other post-retirement benefits	30.0	(124.5)	(41.7)
(Decrease) increase in accrued expenses and other assets and liabilities	(29.7)	55.5	(8.7)
Net cash provided by operating activities	208.4	109.0	106.9

Investing activities
Capital expenditures	(92.8)	(76.4)	(57.4)
Business acquisitions, net of cash acquired	(47.2)	(259.4)	(33.8)
Proceeds from sale of businesses and other assets	28.2	275.7	18.9
Net cash used by investing activities	(111.8)	(60.1)	(72.3)

Financing activities
Repayment of long-term debt	(8.0)	(343.3)	(3.0)
Premium on early extinguishment of long-term debt	—	(4.6)	—
Proceeds from long-term debt	—	600.0	—
Debt financing costs	—	(13.0)	—
Borrowing under credit facilities	168.6	129.0	0.8
Repayment under credit facilities	(122.8)	(117.5)	—
Purchase of common shares for treasury	(233.2)	(131.6)	(15.9)
Exercise of stock awards	6.9	7.3	15.1
Cash dividends paid	(29.9)	(21.5)	(16.9)
Proceeds from noncontrolling interests	—	—	2.4
Net cash (used) provided by financing activities	(218.4)	104.8	(17.5)
Effect of exchange rate changes on cash	(4.8)	1.5	1.0
(Decrease) increase in cash and cash equivalents	(126.6)	155.2	18.1
Cash and cash equivalents at beginning of year	365.2	210.0	191.9
Cash and cash equivalents at end of year	$238.6	$365.2	$210.0
The accompanying notes to the consolidated financial statements are an integral part of these statements.

41 POLYONE CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss)	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2012	122.2	(33.4)	$1.2	$1,042.7	$(84.9)	$(369.4)	$(1.3)	$588.3	—	$588.3
Net income (loss)					71.9			71.9	(0.1)	71.8
Other comprehensive income (loss)							(9.8)	(9.8)		(9.8)
Noncontrolling interest activity									2.4	2.4
Cash dividends declared				(17.8)				(17.8)		(17.8)
Repurchase of common shares		(1.2)				(15.9)		(15.9)		(15.9)
Stock-based compensation and exercise of awards		1.9		(8.8)		21.2		12.4		12.4
Balance at December 31, 2012	122.2	(32.7)	$1.2	$1,016.1	$(13.0)	$(364.1)	$(11.1)	$629.1	$2.3	$631.4
Net income (loss)					243.8			243.8	(1.1)	242.7
Other comprehensive income (loss)							(3.7)	(3.7)		(3.7)
Noncontrolling interest activity									0.5	0.5
Shares issued in connection with acquisitions		10.0		136.6		117.2		253.8		253.8
Cash dividends declared				(5.4)	(19.2)			(24.6)		(24.6)
Repurchase of common shares		(5.0)				(131.6)		(131.6)		(131.6)
Stock-based compensation and exercise of awards		0.6		2.5		7.5		10.0		10.0
Balance at December 31, 2013	122.2	(27.1)	$1.2	$1,149.8	$211.6	$(371.0)	$(14.8)	$976.8	$1.7	$978.5
Net income (loss)					79.2			79.2	(0.8)	78.4
Other comprehensive income (loss)							(27.5)	(27.5)		(27.5)
Cash dividends declared					(31.1)			(31.1)		(31.1)
Repurchase of common shares		(6.3)				(233.2)		(233.2)		(233.2)
Stock-based compensation and exercise of awards		0.5		5.6		6.5		12.1		12.1
Balance at December 31, 2014	122.2	(32.9)	$1.2	$1,155.4	$259.7	$(597.7)	$(42.3)	$776.3	$0.9	$777.2
The accompanying notes to the consolidated financial statements are an integral part of these statements.

42 POLYONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions, and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Our operations are located primarily in North America, Europe, Asia and Brazil. Our operations are reported in five reportable segments: Global Color, Additives and Inks; Global Specialty Engineered Materials; Designed Structures and Solutions; Performance Products and Solutions; and PolyOne Distribution. See Note 16, Segment Information, for more information.
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella Performance Materials (Accella), a leading North American manufacturer of liquid polymer formulations. The Accella acquisition expands PolyOne's specialty portfolio and provides specialty coatings solutions and value-added services in a wide range of applications, including consumer products, interior and under-the-hood automotive parts, outdoor recreational equipment and food packaging.
Accounting Standards Not Yet Adopted
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment," which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after January 1, 2015. We will prospectively apply the guidance to applicable transactions.
In May 2014, the Financial Accounting Standards Board issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. It will be effective for us beginning January 1, 2017, with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.
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

43 POLYONE CORPORATION

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
Inventories
External purchases of raw materials and finished goods are valued at weighted average cost. Manufactured finished goods are stated at the lower of cost or market using the first-in, first-out (FIFO) method.
Long-lived Assets
Property, plant and equipment is carried at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from 3 to 15 years for machinery and equipment and up to 40 years for buildings. During 2013 and 2014, we depreciated certain assets associated with closing manufacturing locations over a shortened life (through a cease-use date). Software is amortized over periods not exceeding 10 years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We expense repair and maintenance costs as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset.
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
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 22 years.
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
Our annual measurement date for testing impairment of goodwill and other indefinite-lived intangibles is October 1st. We completed our testing of impairment as of October 1, noting no impairment in 2014, 2013 or 2012. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2015. Refer to Note 19, Fair Value, for further discussion of our approach for assessing the fair value of goodwill.
Litigation Reserves
FASB ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We record expense associated with professional fees

44 POLYONE CORPORATION

related to litigation claims and assessments as incurred. Refer to Note 13, Commitments and Contingencies, for further information.
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
Pension and Other Post-retirement Plans
We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. This standard requires us to (1) recognize the funded status of the benefit plans in our Consolidated Balance Sheet, (2) recognize, as a component of other comprehensive income or net periodic benefit cost, the gains or losses and prior service costs or credits that arise during the period and (3) measure defined benefit plan assets and obligations as of December 31. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. Refer to Note 12, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2014, 2013 and 2012 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and other post-retirement benefits	Unrealized gain in available-for-sale securities	Total
Balance at January 1, 2012	$(17.6)	$16.1	$0.2	$(1.3)
Translation adjustments	1.1	—	—	1.1
Prior service credits recognized during the year, net of tax of $6.5	—	(10.9)	—	(10.9)
Balance at December 31, 2012	(16.5)	5.2	0.2	(11.1)
Translation adjustments	(3.7)	—	—	(3.7)
Balance at December 31, 2013	(20.2)	5.2	0.2	(14.8)
Translation adjustments	(27.5)	—	—	(27.5)
Balance at December 31, 2014	$(47.7)	$5.2	$0.2	$(42.3)
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
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered permanent investments, are included in Other expense, net in the accompanying Consolidated Statements of Income.
Revenue Recognition
We recognize revenue when the revenue is realized or realizable and has been earned. We recognize revenue when a firm sales agreement is in place, shipment has occurred and collectability is reasonably assured.

45 POLYONE CORPORATION

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.
Research and Development Expense
Research and development costs from continuing operations, which were $53.4 million in 2014, $52.6 million in 2013 and $41.3 million in 2012, are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2014, we had one active share-based employee compensation plan, which is described more fully in Note 15, Share-Based Compensation.
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
Note 2 — BUSINESS COMBINATIONS
Accella Performance Materials
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella Performance Materials (Accella), a leading North American manufacturer of liquid polymer formulations, for approximately $47.2 million in cash, net of cash acquired. The results of operations of Accella were included in the Company’s Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Global Color, Additives and Inks segment. The acquisition resulted in preliminary goodwill and intangible assets of $40.5 million. Goodwill recognized as a result of this acquisition is deductible for tax purposes. As of December 31, 2014, the entire purchase price allocation is preliminary.
Spartech Corporation
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions, based in Clayton, Missouri, with fiscal 2012 sales of $1,149.4 million and net income from continuing operations of $2.7 million.
At the effective time of the merger, each issued and outstanding share of Spartech common shares was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common shares. PolyOne paid $83.4 million in cash and issued approximately 10.0 million shares of its common shares to Spartech's stockholders. PolyOne funded the cash portion of the consideration, and the repayment of certain portions of Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 6, Financing Arrangements.

46 POLYONE CORPORATION

The acquisition of Spartech has provided substantial synergies through enhanced operational cost efficiencies and has expanded PolyOne's specialty portfolio. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we have been better able serve our customers and accelerate growth.
Spartech's results have been reflected within our Consolidated Statements of Income and within the Designed Structures and Solutions segment, as well as our existing Global Specialty Engineered Materials, Global Color, Additives and Inks and Performance Products and Solutions segments since the date of acquisition.
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

The acquisition of Spartech has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The purchase price allocation was finalized in the first quarter of 2014, following the completion of our assessment of contingencies and income taxes, which resulted in an increase to goodwill of $9.4 million. The 2013 consolidated financial statements have not been retroactively adjusted as these measurement period adjustments did not have a material impact on such statements.

47 POLYONE CORPORATION

The following table summarizes PolyOne's final fair value estimates at the acquisition date:

(In millions)	Final allocation
Accounts receivable	$139.7
Inventories	114.4
Other current assets	18.6
Property	280.3
Other non-current assets	19.6
Intangible assets	44.6
Goodwill	162.6
Total assets acquired	779.8
Short-term and current portion of long-term debt	0.5
Accounts payable	105.0
Accrued expenses and other liabilities	43.1
Long-term debt	11.0
Other non-current liabilities	109.1
Total liabilities assumed	268.7
Net assets acquired	$511.1
Goodwill is calculated as the excess of the consideration transferred over the assets acquired, and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill has been allocated to the Designed Structures and Solutions, Global Color, Additives and Inks and Performance Products and Solutions segments. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. See Note 3, Goodwill and Intangible Assets, for information about goodwill and intangible assets.
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
Glasforms
On December 19, 2012, PolyOne acquired all of the outstanding equity of Glasforms Inc. (Glasforms), a leading manufacturer of glass and carbon fiber reinforced polymers and advanced composite products, with 2012 annual sales of $51.1 million. The purchase marks PolyOne's entry into advanced composite technology, an adjacency consistent with the Company's strategy of providing specialty solutions that deliver high value to customers. The acquisition date fair value of the consideration transferred was $34.3 million, net of cash acquired of $1.2 million.

48 POLYONE CORPORATION

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

Note 3 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill.
Goodwill as of December 31, 2014 and 2013, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Goodwill, gross at January 1, 2013	$110.8	$314.0	$—	$182.4	$1.6	$608.8
Accumulated impairment losses	(12.2)	(16.1)	—	(175.0)	—	(203.3)
Goodwill, net at January 1, 2013	98.6	297.9	—	7.4	1.6	405.5
Acquisitions of businesses	1.8	12.4	136.3	3.6	—	154.1
Currency translation	(0.5)	(0.1)	—	—	—	(0.6)
Balance at December 31, 2013	99.9	310.2	136.3	11.0	1.6	559.0
Acquisitions of businesses	—	23.5	8.4	0.2	—	32.1
Currency translation	(0.5)	—	—	—	—	(0.5)
Balance at December 31, 2014	$99.4	$333.7	$144.7	$11.2	$1.6	$590.6
At December 31, 2014, PolyOne had $99.7 million of indefinite-lived other intangible assets that are not subject to amortization, consisting of a trade name of $33.2 million acquired as part of the 2008 acquisition of GLS Corporation (GLS), trade names of $63.1 million acquired as part of the acquisition of ColorMatrix and $3.4 million of in-process research and development (IPR&D) acquired as part of the ColorMatrix acquisition. Acquired IPR&D is accounted for as an indefinite-lived intangible asset until the project is complete. Upon completion, projects are reclassified to technology and amortized over their useful lives. IPR&D consists of one project that we expect to complete during 2015.
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Impairment	Net
Customer relationships	$199.4	$(32.6)	$—	$(1.3)	$165.5
Patents, technology and other	133.4	(35.3)	(0.1)	(0.5)	97.5
Indefinite-lived trade names	96.3	—	—	—	96.3
In-process research and development	3.4	—	—	—	3.4
Total	$432.5	$(67.9)	$(0.1)	$(1.8)	$362.7

	As of December 31, 2013
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$181.5	$(24.1)	$0.1	$157.5
Patents, technology and other	134.3	(25.8)	0.1	108.6
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$415.5	$(49.9)	$0.2	$365.8
Amortization of other finite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012 was $19.2 million, $17.8 million and $13.2 million, respectively.

49 POLYONE CORPORATION

As of December 31, 2014, we expect amortization expense on finite-lived intangibles for the next five years as follows:

	2015	2016	2017	2018	2019
Expected amortization	$20.0	$20.1	$20.1	$20.1	$20.0
Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS

In 2013, PolyOne determined it would close seven former Spartech manufacturing facilities and one administrative office and relocate production to other PolyOne facilities. The manufacturing facilities’ closings are part of the Company’s ongoing integration of Spartech, which are designed to enable the Company to better serve customers, improve efficiency, and deliver a portion of the anticipated synergy-related cost savings in connection with the Spartech acquisition. In addition to these actions, PolyOne incurred severance costs related to former Spartech executives and other employees, as well as fixed asset-related charges and other ongoing costs associated with restructuring actions that were underway prior to PolyOne's acquisition of Spartech. We also incurred costs associated with further asset rationalization at Spartech locations that were not part of the above actions.
The Company has incurred $103.8 million of charges in connection with the Spartech actions noted above. These costs include $26.2 million of severance, $40.9 million of asset-related charges, including accelerated depreciation, and $36.7 million of other ongoing costs. We expect to incur an additional $15.0 million of costs related to these actions, primarily in the first half of 2015.
The table below summarizes restructuring activity related to Spartech since the date of acquisition.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Ongoing Costs	Total
Accrual balance at December 31, 2012	$—	$—	$—	$—
Charged to expense	13.6	21.1	9.4	44.1
Cash payments	—	(6.0)	(9.4)	(15.4)
Non-cash utilization	(13.6)	—	—	(13.6)
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charged to expense	27.3	5.1	27.3	59.7
Cash payments	—	(17.5)	(27.3)	(44.8)
Non-cash utilization	(27.3)	—	—	(27.3)
Accrual balance at December 31, 2014	$—	$2.7	$—	$2.7
In June 2014, PolyOne determined it would close its Diadema and Joinville, Brazil facilities that were acquired in 2011 with the acquisition of Uniplen Industria de Polimeros Ltda. These actions are expected to accelerate our specialty strategy in Brazil, streamline operations and improve our financial performance in the region. The table below summarizes restructuring activity related to Brazil since the date of closure. We do not expect the remaining charges related to these actions to have a material impact to our financial statements going forward.

(In millions)	Asset Charges	Employee Separation	Other Ongoing Costs	Total
Accrual balance at December 31, 2013	$—	$—	$—	$—
Charged to expense	10.7	2.9	3.4	17.0
Cash payments	—	(1.8)	(3.4)	(5.2)
Non-cash utilization	(10.7)	—	—	(10.7)
Accrual balance at December 31, 2014	$—	$1.1	$—	$1.1

In addition to the Spartech and Brazil actions noted above, during 2014, we recognized $17.4 million of employee separation and restructuring costs primarily in Europe related to the closure of our Bendorf, Germany manufacturing plant along with other reductions in force across Europe. These costs principally related to severance, which are

50 POLYONE CORPORATION

recognized within selling and administrative expense. We do not expect the remaining charges related to these actions to have a material impact to our financial statements going forward.

In 2014, we recognized total employee separation and restructuring charges of $94.1 million, which included $54.0 million recognized within Cost of goods sold and $40.1 million recognized in Selling and administrative expenses. In 2013, we recognized total employee separation and restructuring charges of $52.0 million, which included $16.1 million recognized within Cost of goods sold and $35.9 million recognized in Selling and administrative expenses.

Note 5 — DISCONTINUED OPERATIONS
On May 30, 2013, PolyOne sold its Resin Business to Mexichem Specialty Resins Inc. for $250.0 million cash consideration. This sale resulted in the recognition of a pre-tax gain of $223.7 million ($139.7 million, net of tax).
PolyOne has classified the Resin Business operating results as a discontinued operation in the accompanying Consolidated Statements of Income for all periods presented.
The Resin Business' sales, income before income taxes and net income were as follows:

	Year Ended December 31,
(In millions)	2014	2013*	2012
Sales	$—	$55.3	$131.8

Gain on sale	$—	$223.7	$—
Income from operations	—	12.2	29.7
Income before taxes	—	235.9	29.7
Income tax benefit (expense)	1.2	(86.1)	(11.1)
Income from discontinued operations, net of income taxes	$1.2	$149.8	$18.6
* Includes the Resin Business' operating results through May 29, 2013.
Note 6 — FINANCING ARRANGEMENTS
Total debt as of December 31 consisted of the following:

(In millions)	December 31, 2014	December 31, 2013
7.500% debentures due 2015	$48.7	$48.7
Revolving credit facility due 2018	45.0	—
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	13.5	23.6
Total debt	$1,023.8	$988.9
Less short-term and current portion of long-term debt	61.8	12.7
Total long-term debt, net of current portion	$962.0	$976.2
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
On February 28, 2013, PolyOne issued $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year, which commenced on September 15, 2013. We used a portion of the net proceeds of the offering to pay the cash portion of the Spartech acquisition, and to repay certain Spartech debt, including the $88.9 million aggregate principal amount of its senior notes due 2016 and related interest and make-whole payments totaling $13.4 million and all outstanding amounts under its revolving credit facility. We also used a portion of these net proceeds to make a voluntary $50.0 million contribution to our U.S. qualified defined benefit plan and to repay the outstanding principal amount of $297.0 million under our senior secured term loan. We

51 POLYONE CORPORATION

incurred debt extinguishment costs of $10.6 million related to the early retirement of our senior secured term loan, including $8.2 million of deferred financing cost write-offs and $2.4 million of discounts that were written off. These costs are presented within Debt extinguishment costs in our Consolidated Statements of Income.
On March 1, 2013, the agreement, dated December 21, 2011, governing our $300.0 million five-year senior secured revolving credit facility was amended and restated. The amendment and restatement resulted in an increase in commitments of $100.0 million for a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. In connection with the amendment and restatement, we also extended the maturity date to March 1, 2018. As of December 31, 2014, we were in compliance with all covenants and there were $45.0 million of outstanding borrowings under our asset-backed revolving credit facility, which had remaining availability of $233.7 million.
The Company maintains a credit line with Saudi Hollandi Bank for $16.0 million, with an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of December 31, 2014, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.85%. As of December 31, 2013, letters of credit under the credit line were $0.3 million and borrowings were $12.3 million with an interest rate of 1.85%. As of December 31, 2014 and 2013, there was remaining availability on the credit line of $2.7 million and $3.4 million, respectively.
During 2013, we incurred $13.0 million in debt financing related fees. These costs are included in Other current and Other non-current assets and are being amortized over the life of their respective agreements.
Aggregate maturities of debt for the next five years and thereafter are as follows:

(In millions)
2015	$61.8
2016 & 2017	—
2018	45.1
2019	0.1
Thereafter	916.8
Aggregate maturities	$1,023.8
Included in Interest expense, net for the years ended December 31, 2014, 2013 and 2012 was interest income of $1.1 million, $1.3 million and $0.8 million, respectively. Total interest paid on debt was $59.8 million in 2014, $50.4 million in 2013 and $45.8 million in 2012.

52 POLYONE CORPORATION

Note 7 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles, railcars, computers and software under operating leases. Rent expense from continuing operations was $30.4 million in 2014, $24.5 million in 2013 and $20.2 million in 2012.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2014 are as follows (in millions):

(In millions)
2015	$25.6
2016	19.5
2017	12.7
2018	9.0
2019	7.2
Thereafter	14.5
Total	$88.5
Note 8 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net as of December 31 consist of the following:

(In millions)	2014	2013
Trade accounts receivable	$399.9	$433.2
Allowance for doubtful accounts	(3.1)	(5.2)
Accounts receivable, net	$396.8	$428.0
The following table details the changes in allowance for doubtful accounts:

(In millions)	2014	2013	2012
Balance at beginning of the year	$(5.2)	$(4.3)	$(4.8)
Provision for doubtful accounts	(0.4)	(0.2)	(0.3)
Accounts written off	2.2	0.2	0.4
Currency translation and other adjustments	0.3	(0.9)	0.4
Balance at end of year	$(3.1)	$(5.2)	$(4.3)

Note 9 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2014	December 31, 2013
Finished products	$187.8	$203.6
Work in process	4.1	3.9
Raw materials and supplies	117.1	135.0
Inventories, net	$309.0	$342.5
Note 10 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2014	December 31, 2013
Land and land improvements	$49.2	$52.5
Buildings	309.2	315.4
Machinery and equipment	1,077.2	1,079.2
	1,435.6	1,447.1
Less accumulated depreciation and amortization	(838.9)	(800.9)
Property, net	$596.7	$646.2

53 POLYONE CORPORATION

Depreciation expense from continuing operations was $104.7 million in 2014, $91.0 million in 2013 and $52.6 million in 2012. Included in depreciation expense from continuing operations was accelerated depreciation of $23.1 million and $12.7 million during 2014 and 2013, respectively, related to announced restructuring actions.
Note 11 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2014 and 2013 consist of the following:

	Accrued expenses and other liabilities		Other non-current liabilities
	December 31,		December 31,
(In millions)	2014	2013	2014	2013
Employment costs	$112.2	$128.7	$23.4	$19.1
Environmental liabilities	11.5	12.0	109.6	113.9
Accrued taxes	10.3	34.7	—	—
Pension and other post-employment benefits	5.7	5.7	—	—
Accrued interest	16.1	16.2	—	—
Dividends payable	8.8	7.6	—	—
Unrecognized tax benefits	2.1	0.1	26.0	18.1
Other	6.8	4.3	19.3	18.3
Total	$173.5	$209.3	$178.3	$169.4
Note 12 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. In the fourth quarter of 2014, we recognized a pre-tax charge of $56.5 million related to the actuarial losses during the year. We recognized a pre-tax benefit of $44.0 million and charge of $42.0 million in the fourth quarter of 2013 and 2012, respectively.
All U.S. qualified defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.
We sponsor several unfunded defined benefit post-retirement plans that provide subsidized health care and life insurance benefits to a certain closed group of retirees. In 2009, we adopted changes to our U.S. post-retirement healthcare plan whereby, effective January 1, 2010, the plan, for certain eligible retirees, was discontinued, and benefits were phased out through December 31, 2012. When this plan change was recognized in 2009, prior service cost amortization was calculated to fully amortize the prior service cost by the end of 2012, consistent with the period of continued benefits.

54 POLYONE CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans. Actuarial assumptions that were used are also included.

	Pension Benefits		Health Care Benefits
(In millions)	2014	2013	2014	2013
Change in benefit obligation:
Projected benefit obligation — beginning of year	$537.0	$597.2	$16.4	$18.9
Service cost	1.6	1.7	—	—
Interest cost	24.9	23.9	0.7	0.6
Actuarial loss (gain)	70.9	(35.5)	1.3	(1.0)
Benefits paid	(54.8)	(51.5)	(1.7)	(2.0)
Other	(2.8)	1.2	(0.1)	(0.1)
Projected benefit obligation — end of year	$576.8	$537.0	$16.6	$16.4
Projected salary increases	(3.5)	(2.8)	—	—
Accumulated benefit obligation	$573.3	$534.2	$16.6	$16.4
Change in plan assets:
Plan assets — beginning of year	$472.2	$410.4	$—	$—
Actual return on plan assets	47.8	44.9	—	—
Company contributions	20.1	68.0	1.5	1.8
Plan participants’ contributions	—	—	0.2	0.2
Benefits paid	(54.8)	(51.5)	(1.7)	(2.0)
Other	(1.3)	0.4	—	—
Plan assets — end of year	$484.0	$472.2	$—	$—
Unfunded status at end of year	$(92.8)	$(64.8)	$(16.6)	$(16.4)
Amounts included in the accompanying Consolidated Balance Sheets are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2014	2013	2014	2013
Non-current assets	$—	$1.8	$—	$—
Accrued expenses and other liabilities	4.1	4.0	1.6	1.7
Other non-current liabilities	88.7	62.6	15.0	14.7
As of December 31, 2014 and 2013, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2014	2013	2014	2013
Projected benefit obligation	$566.3	$528.5	$16.6	$16.4
Accumulated benefit obligation	562.8	525.6	16.6	16.4
Fair value of plan assets	473.5	461.9	—	—
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2014	2013	2014	2013
Discount rate	3.88%	4.83%	3.75%	4.38%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	6.88%	7.02%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2027
Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following impact:

55 POLYONE CORPORATION

(In millions)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	1.1	(1.0)
The following table summarizes the components of net period benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2014. Actuarial assumptions that were used are also included.

	Pension Benefits			Health Care Benefits
(In millions)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit costs (gains):
Service cost	$1.6	$1.7	$1.5	$—	$—	$—
Interest cost	24.9	23.9	27.2	0.7	0.6	0.8
Expected return on plan assets	(32.2)	(37.4)	(27.6)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(17.4)
Mark-to-market actuarial net losses (gains)	55.2	(43.0)	44.0	1.3	(1.0)	(2.0)
Net periodic benefit cost (gain)	$49.5	$(54.8)	$45.1	$2.0	$(0.4)	$(18.6)

In 2014, we recognized a $56.5 million mark-to-market charge that was primarily a result of the decrease in year end discount rates, as shown in the tables above, and updated mortality assumptions. During 2014, we adopted the RP-2014 mortality table which was issued by the Society of Actuaries in October 2014.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2014	2013	2012	2014	2013	2012
Discount rate*	4.83%	4.12%	5.11%	4.38%	3.71%	4.66%
Expected long-term return on plan assets*	6.86%	8.41%	8.43%	—%	—%	—%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	7.02%	7.39%	8.35%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.50%	4.63%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2027	2025	2019
*The mark-to-market component of net periodic costs is determined based on discount rates as of year end and actual asset returns during the year.
The expected long-term rate of return on pension assets was determined after considering the historical and forward looking long-term asset returns by asset category and the expected investment portfolio mix.
Our pension investment strategy is to diversify the portfolio among asset categories to enhance the portfolio’s risk-adjusted return as well as insulate it from exposure to changes in interest rates. Our asset mix considers the duration of plan liabilities, historical and expected returns of the investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. As the funded status of the plan increases, the asset allocation is adjusted to increase the mix of fixed income investments and match the duration of those investments with the duration of the plan liabilities. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 60% to 70% in fixed income securities, 30% to 40% in equity securities and 0% to 10% in alternative investments and cash. These alternative investments may include funds of multiple asset investment strategies and funds of hedge funds.

56 POLYONE CORPORATION

The fair values of pension plan assets at December 31, 2014 and 2013, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2014
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category
Cash	$6.7	$—	$—	$6.7
Small-cap equity	19.2	—	—	19.2
Registered investment companies:
Non-U.S. equity	44.3	—	—	44.3
Floating rate income	35.7	—	—	35.7
Common collective funds:
Short-term investments	—	18.8	—	18.8
United States equity	—	62.6	—	62.6
Fixed income	—	77.0	—	77.0
United States treasuries	74.6	—	—	74.6
Fixed income securities	124.7	5.2	—	129.9
Other	—	—	15.2	15.2
Totals	$305.2	$163.6	$15.2	$484.0

	Fair Value of Plan Assets at December 31, 2013
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category
Cash	$6.6	$—	$—	$6.6
Equity securities:
Large-cap equity	28.4	—	—	28.4
Small-cap equity	22.0	—	—	22.0
International equity	14.4	—	—	14.4
Registered investment companies:
Fixed income	107.7	—	—	107.7
Non-U.S. equity	45.2	—	—	45.2
Floating rate income	35.3	—	—	35.3
Common collective funds:
Short-term investments	—	14.8	—	14.8
United States equity	—	30.0	—	30.0
United States treasuries	42.8	—	—	42.8
Fixed income securities	125.0	—	—	125.0
Totals	$427.4	$44.8	$—	$472.2
Large-cap equities represent U.S. publicly-traded equity securities of companies with a market capitalization typically in excess of $10 billion with a focus on growth or value. Small-cap equities represent U.S. publicly-traded equity securities of companies with a market capitalization typically less than $2 billion with a focus on growth or value. International equities primarily represent publicly-traded equity securities of developed international countries and emerging markets with a focus on growth or value. The registered investment company fixed income funds invest primarily in investment grade fixed income securities. The registered investment company non-US equity funds invest in underlying securities that are actively traded in public, non-US markets. The registered investment company floating rate income fund strategy is to invest primarily in a diversified portfolio of first and second lien

57 POLYONE CORPORATION

high-yield senior floating rate loans and other floating rate debt securities. Common collective funds are valued at the net value of units held by the fund at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. Short-term investments in common collective funds represent cash and other short-term investments. The equity investments in common collective funds are predominately in equity or investment grade fixed income securities actively traded in public markets based upon readily measurable prices. The United States treasuries and fixed income securities consist of publicly traded United States and non-United States fixed interest obligations (principally corporate and government bonds and debentures). Other assets are primarily insurance contracts for international plans.
Level 1 assets are valued based on quoted market prices. Level 2 investments included within the respective common collective trust funds are valued using a net asset value per share that is based on quoted market prices and/or other market data for the same or comparable instruments and transactions of the underlying equity or fixed income investments. The insurance contracts included in the other asset category are valued at the transacted price.
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2015	$50.0	$1.6
2016	39.5	1.6
2017	39.0	1.5
2018	39.1	1.5
2019	38.6	1.4
2020 through 2024	186.3	6.0
We currently estimate that 2015 employer contributions will be $24.5 million to all qualified and non-qualified pension plans and $1.6 million to all healthcare benefit plans.

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
Following are our contributions to the RSP:

(In millions)	2014	2013	2012
Retirement savings match	$9.7	$9.8	$7.6
Retirement benefit contribution	4.0	4.0	3.8
Total contributions	$13.7	$13.8	$11.4
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

58 POLYONE CORPORATION

settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocations of future remediation costs at the Calvert City site to Westlake Vinyls, Inc. While we do not currently assume any allocation of costs in our current reserve, we will adjust our reserve, in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). The USEPA has required certain changes to the remedial investigation report, and development of a final report by the USEPA is ongoing. Further, we have undertaken steps to develop a feasibility study, including engaging a third party to perform ground water modeling at this site. Utilizing the preliminary results of this study, we were able to develop estimates for potential remedies at Calvert City. Based upon this information, in the fourth quarter of 2013, we adjusted our reserve by $47.0 million to reflect our best estimate of future costs. We expect the remedial investigation report and feasibility study to be finalized at the end of 2015, and we continue to pursue available insurance coverage. No receivable has been recognized for future recoveries.
On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA has requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the lower Passaic River. In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for development of a RIFS of the lower Passaic River. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to any liability or agree to bear any such remediation or natural resource damage costs. In April 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the lower Passaic River. The Cooperating Parties, along with other interested parties, have submitted comments, and the USEPA is currently reviewing the comments.
Given the uncertainties related to the lower Passaic River, including the fact that the final remedial actions and scope, and the ultimate allocation to Franklin-Burlington, have not yet been determined, we are not able to assess or estimate our remedial liability, if any, related to this matter.
Based on our estimates we had accruals totaling $121.1 million and $125.9 million as of December 31, 2014 and 2013, respectively, for probable future environmental expenditures relating to previously contaminated sites. These accruals are undiscounted and included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2014. However, such additional costs, if any, cannot be currently estimated.
We believe that the probability is remote that losses in excess of amounts we have accrued would be materially adverse to our financial position, results of operations or cash flows.
The following table details the changes in the environmental accrued liabilities:

(In millions)	2014	2013	2012
Balance at beginning of the year	$125.9	$75.4	$76.2
Environmental expenses	10.3	61.2	12.8
Net cash payments	(14.7)	(14.3)	(13.7)
Currency translation and other	(0.4)	3.6	0.1
Balance at end of year	$121.1	$125.9	$75.4
Included in Cost of sales in the accompanying Consolidated Statements of Income are insurance reimbursements received for previously incurred environmental costs of $3.7 million and $23.5 million in 2014 and 2013, respectively.
Other Litigation — We are involved in various pending or threatened claims, lawsuits and administrative proceedings, all arising from the ordinary course of business concerning commercial, product liability, employment and environmental matters that seek remedies or damages. We believe that the probability is remote that losses in

59 POLYONE CORPORATION

excess of the amounts we have accrued would be materially adverse to our financial position, results of operations or cash flows.
Guarantees — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (Sunbelt) to Olin for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt of $42.7 million at the time of sale, $18.3 million as of December 31, 2014. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.
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
Income from continuing operations, before income taxes consists of the following:

(In millions)	2014	2013	2012
Domestic	$54.1	$105.2	$46.2
Foreign	34.3	45.8	37.1
Income from continuing operations, before income taxes	$88.4	$151.0	$83.3
A summary of income tax expense from continuing operations is as follows:

(In millions)	2014	2013	2012
Current:
Federal	$(33.5)	$(17.4)	$(1.7)
State	(3.1)	(2.8)	(0.9)
Foreign	(19.8)	(23.3)	(14.7)
Total current	$(56.4)	$(43.5)	$(17.3)
Deferred:
Federal	$36.7	$(12.9)	$(15.8)
State	4.6	(1.8)	0.1
Foreign	3.9	0.1	2.9
Total deferred	$45.2	$(14.6)	$(12.8)
Total income tax expense	$(11.2)	$(58.1)	$(30.1)
Refer to Note 5, Discontinued Operations, for income tax expense allocated to discontinued operations.
Reconciliation of income taxes from continuing operations at the U.S. statutory rate of 35% to the consolidated effective tax rate is as follows:

(In millions)	2014	2013	2012
Income tax expense at 35% of income from continuing operations, before income taxes	$(30.9)	$(52.8)	$(29.2)
State tax, net of federal benefit	1.1	(3.9)	(1.3)
Differences in rates of foreign operations	5.4	(1.2)	3.3
Changes in valuation allowances	(6.9)	(3.1)	(0.9)
U.S. research and development credit	1.0	2.1	—
Tax benefits on certain foreign investments	13.4	—	—
Uncertain tax positions	(0.9)	0.5	0.1
U.S. tax settlements	2.8	—	—
Domestic manufacturing deduction	2.2	1.5	—
Other, net	1.6	(1.2)	(2.1)
Income tax expense	$(11.2)	$(58.1)	$(30.1)

60 POLYONE CORPORATION

Components of our deferred tax liabilities and assets as of December 31, 2014 and 2013 were as follows:

(In millions)	2014	2013
Deferred tax liabilities:
Tax over book depreciation	$(76.9)	$(87.1)
Intangibles	(135.2)	(132.4)
Other, net	(9.1)	(13.6)
Total deferred tax liabilities	$(221.2)	$(233.1)
Deferred tax assets:
Pension and other post-retirement benefits	$39.1	$20.6
Employment costs	47.2	36.8
Environmental	46.5	49.3
Net operating loss carryforwards	42.0	38.0
Other, net	30.6	32.6
Total deferred tax assets	$205.4	$177.3
Valuation allowances	(23.6)	(29.3)
Net deferred tax liabilities	$(39.4)	$(85.1)
As of December 31, 2014, we have combined state net operating loss carryforwards of $223.4 million that expire at various dates from 2015 through 2033. Various foreign subsidiaries have net operating loss carryforwards totaling $108.5 million that expire at various dates from 2015 through 2033. We have provided valuation allowances of $21.5 million against certain foreign and state loss carryforwards.
No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $281.7 million at December 31, 2014, because our intention is to reinvest indefinitely undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
We made worldwide income tax payments of $70.0 million and received refunds of $4.2 million in 2014. We made worldwide income tax payments of $120.3 million and $30.8 million in 2013 and 2012, respectively, and received refunds of $2.9 million and $13.0 million in 2013 and 2012, respectively. The increase in income tax payments made in 2013 is primarily related to higher 2013 earnings and the gain recognized related to the divestiture of the Resin Business.
The Company records provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2014	2013	2012
Balance as of January 1	$15.2	$14.5	$15.1
Additions based on tax positions related to the current year	4.8	—	0.2
Additions for tax positions of prior years	0.1	—	—
Reductions for tax positions of prior years	(2.3)	(0.9)	(0.4)
Balances related to acquired businesses	14.2	1.1	—
Settlements and other	(3.4)	0.5	(0.4)
Balance as of December 31	$28.6	$15.2	$14.5
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2014 and 2013, we had $8.6 million and $3.0 million accrued for interest and penalties, respectively. The increase during 2014 is primarily associated with purchase accounting adjustments.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur up to $19.2 million based on the outcome of tax examinations and as a result of the expiration of various statues of limitations.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $25.0 million.
The Company is currently being audited by multiple state and foreign taxing jurisdictions. We are no longer subject to U.S. federal income tax examinations for periods preceding 2010 and, with limited exceptions, for periods preceding 2007 for state and 2002 for foreign tax examinations.

61 POLYONE CORPORATION

Note 15 — SHARE-BASED COMPENSATION
Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying Consolidated Statements of Income includes compensation cost for share-based payment awards based on the grant date fair value estimated in accordance with the provision of FASB ASC Topic 718, Compensation — Stock Compensation. Share-based compensation expense is based on awards expected to vest and therefore has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise that estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Equity and Performance Incentive Plans
The PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP), as amended in 2012, reserved 5.0 million common shares for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). It is anticipated that all share-based grants and awards that are earned and exercised will be issued from PolyOne common shares that are held in treasury.
Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income. A summary of compensation expense by type of award follows:

(In millions)	2014	2013	2012
Stock appreciation rights	$5.5	$6.1	$5.1
Performance shares	0.7	0.3	—
Restricted stock units	8.0	10.1	5.3
Total share-based compensation	$14.2	$16.5	$10.4
Stock Appreciation Rights
During the years ended December 31, 2014, 2013 and 2012, the total number of SARs granted were 0.3 million, 0.5 million and 0.8 million, respectively. Awards vest in one-third increments upon the later of the attainment of stock price targets and time-based vesting over a three-year service period. Awards granted in 2014 are subject to an appreciation cap of 200% of the base price. Outstanding SARs have contractual terms ranging from seven to ten years from the date of the grant.
The SARs were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The SARs have time and market-based vesting conditions but vest no earlier than their three year graded vesting schedule. The below expected term assumption for fiscal 2014 is an output from the Monte Carlo model, and are derived from employee exercise assumptions that are based on PolyOne historical exercise experience. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. The expected dividend assumption was determined based upon PolyOne's dividend yield at the time of grant. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.
The following is a summary of the weighted average assumptions related to the grants issued during 2014, 2013 and 2012:

	2014	2013	2012
Expected volatility (weighted-average)	48.0%	50.0%	53.0%
Expected dividends	0.91%	1.04%	1.37%
Expected term (in years)	6.4	7.4	8.0
Risk-free rate	2.94%	2.12%	2.05%
Value of SARs granted	$14.05	$10.83	$6.92

62 POLYONE CORPORATION

A summary of SAR activity for 2014 is presented below:

Stock Appreciation Rights In millions, except per share data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	2.1	$16.63	6.33	$39.3
Granted	0.3	35.19	—
Exercised	(0.7)	15.55	—
Forfeited or expired	(0.1)	32.00	—
Outstanding as of December 31, 2014	1.6	$20.13	6.63	$28.9
Vested and exercisable as of December 31, 2014	0.8	$14.81	5.02	$19.0
The total intrinsic value of SARs exercised during 2014, 2013 and 2012 was $15.0 million, $14.9 million and $25.5 million, respectively. As of December 31, 2014, there was $2.1 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 15 months.
Restricted Stock Units
Restricted stock units (RSUs) represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2014, 2013 and 2012, the total number of RSUs granted were 0.2 million, 0.5 million and 0.6 million, respectively. These RSUs, which vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2014, 1.0 million RSUs remain unvested with a weighted-average grant date fair value of $23.49. Unrecognized compensation cost for RSUs at December 31, 2014 was $6.1 million, which is expected to be recognized over the weighted average remaining vesting period of 12 months.
Note 16 — SEGMENT INFORMATION
A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.
Operating income is the primary measure that is reported to our chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision maker. These costs are included in Corporate and eliminations.
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, intangibles and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations assets and liabilities primarily include cash, debt, environmental liabilities, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
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

63 POLYONE CORPORATION

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
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella, a leading North American manufacturer of liquid polymer formulations, for $47.2 million in cash, net of cash acquired. Accella results are included within the Global Color, Additives and Inks segment.
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
Designed Structures and Solutions
On March 13, 2013, the Company completed the acquisition of Spartech, a supplier of plastic sheet, color and engineered materials, and packaging solutions. As a result of the acquisition, a new reportable segment, "Designed Structures and Solutions", was created. Designed Structures and Solutions is comprised of the former Spartech Custom Sheet and Rollstock and Packaging Technologies businesses. We believe PolyOne's Designed Structures and Solutions segment is a market leader in providing specialized, full service and innovative solutions in engineered polymer structures, rigid barrier packaging and specialty cast acrylics. We utilize a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or deliver design and visual aesthetics to meet our customers’ needs. Our offerings also include a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical, consumer and graphic arts markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.
Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials (Geon) and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and extrusion processors located in North America and Asia. The Geon brand name carries strong recognition globally. Geon's products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom formulation development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: healthcare, wire and cable, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced

64 POLYONE CORPORATION

polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary compounds for pressure pipe and drip irrigation applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a way to develop custom products for niche markets by using our process technology expertise and multiple manufacturing platforms.

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
Financial information by reportable segment is as follows:

Year Ended December 31, 2014 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Global Color, Additives and Inks	835.0	15.8	850.8	124.9	41.4	28.1	937.7
Global Specialty Engineered Materials	555.2	43.1	598.3	72.4	16.7	15.2	370.5
Designed Structures and Solutions	616.5	1.0	617.5	45.1	24.4	25.6	490.2
Performance Products and Solutions	728.2	88.4	816.6	63.1	17.7	15.2	265.5
PolyOne Distribution	1,100.6	13.8	1,114.4	68.2	0.6	0.1	214.2
Corporate and eliminations	—	(162.1)	(162.1)	(218.6)	23.1	8.6	433.1
Total	$3,835.5	$—	$3,835.5	$155.1	$123.9	$92.8	$2,711.2

Year Ended December 31, 2013 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization (1)	Capital Expenditures (1a)	Total Assets
Global Color, Additives and Inks	844.6	7.7	852.3	104.0	38.8	29.3	962.0
Global Specialty Engineered Materials	571.9	43.6	615.5	57.2	18.8	14.3	379.6
Designed Structures and Solutions	597.3	0.1	597.4	33.4	21.2	13.4	549.4
Performance Products and Solutions	690.9	82.3	773.2	56.0	15.5	12.4	278.7
PolyOne Distribution	1,066.5	8.7	1,075.2	63.3	0.6	0.3	216.7
Corporate and eliminations	—	(142.4)	(142.4)	(82.4)	13.9	6.5	557.7
Total	$3,771.2	$—	$3,771.2	$231.5	$108.8	$76.2	$2,944.1
(1) Excludes $1.0 million of depreciation expense associated with the Resin Business.
(1a) Excludes $0.2 million of capital expenditures associated with the Resin Business.

Year Ended December 31, 2012 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization (2)	Capital Expenditures (2a)	Total Assets
Global Color, Additives and Inks	776.1	2.1	778.2	75.3	32.9	28.2	901.7
Global Specialty Engineered Materials	504.9	38.7	543.6	47.0	14.3	12.9	396.6
Performance Products and Solutions	554.9	75.4	630.3	38.8	13.7	4.6	205.4
PolyOne Distribution	1,024.9	5.4	1,030.3	66.0	0.7	0.6	212.9
Corporate and eliminations	—	(121.6)	(121.6)	(89.6)	4.2	8.5	411.4
Total	$2,860.8	$—	$2,860.8	$137.5	$65.8	$54.8	$2,128.0
(2) Excludes $4.0 million of depreciation expense associated with the Resin Business.
(2a) Excludes $2.6 million of capital expenditures associated with the Resin Business.

65 POLYONE CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2014	2013	2012
Sales:
United States	$2,590.4	$2,538.2	$1,724.1
Europe	511.8	519.7	488.1
Canada	277.4	267.8	248.1
Asia	246.2	239.0	221.2
Mexico	178.4	158.1	141.8
South America	31.3	48.4	37.5
Total Sales	$3,835.5	$3,771.2	$2,860.8

Long-lived assets:
United States	$421.1	$444.4	$240.9
Europe	95.7	103.0	82.2
Canada	12.8	13.2	5.7
Asia	39.5	51.8	45.1
Mexico	19.7	20.5	3.5
South America	7.9	13.3	8.4
Total Long-lived assets	$596.7	$646.2	$385.8
Note 17 — COMMON SHARE DATA
Weighted-average shares used in computing net income per share are as follows:

(In millions)	2014	2013	2012
Weighted-average shares — basic:	92.3	95.5	89.1
Plus dilutive impact of share-based compensation	1.2	1.0	0.7
Weighted-average shares — diluted:	93.5	96.5	89.8
Outstanding share-based awards with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted net income per share. The number of anti-dilutive options and awards was 0.4 million, 0.3 million and 1.2 million at December 31, 2014, 2013 and 2012, respectively.
In August 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to 10.0 million of our common shares, in the open market or in privately negotiated transactions. On October 11, 2011, PolyOne’s Board of Directors increased the common share repurchase authorization amount by 5.3 million and on October 23, 2012 increased the authorization an additional 13.2 million. As of December 31, 2014, the total common shares available for repurchase is 8.7 million. PolyOne may make all or part of any repurchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.
We purchased 6.3 million, 5.0 million and 1.2 million shares in 2014, 2013 and 2012, respectively, at an aggregate price of $233.2 million, $131.6 million and $15.9 million, respectively, under these authorizations.
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

66 POLYONE CORPORATION

The fair values of derivative financial instruments recorded in the Consolidated Balance Sheets are as follows:

	December 31, 2014
(In millions)	Notional	Other current assets
Foreign currency forwards	$5.1	$—

	December 31, 2013
(In millions)	Notional	Other current assets
Foreign currency forwards	$12.8	$—
The effects of derivative instruments on our Consolidated Statements of Income are as follows:

(In millions)	2014	2013	2012	Location
Foreign currency options - (losses)	$—	$(0.4)	$(1.4)	Selling and administrative expense
Foreign currency forwards - gains/(losses)	1.1	(0.6)	(0.4)	Other expense, net
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
Financial instruments accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$238.6	$238.6	$—	$—

	December 31, 2013
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Cash and cash equivalents	$365.2	$365.2	$—	$—
The fair value of derivative instruments are classified as Level 2 and are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and spot and forward foreign currency rates as well as option volatility and non-performance risk.
Other Fair Value Measurements
The estimated fair value of PolyOne’s debt instruments at December 31, 2014 and 2013 was $1,045.4 million and $1,010.3 million, respectively, compared to carrying values of $1,023.8 million and $988.9 million as of December 31, 2014 and 2013, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on an annual basis. The implied fair value of goodwill is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy.

67 POLYONE CORPORATION

No impairment charges were included in 2014, 2013 or 2012. We use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
Indefinite-lived intangible assets primarily consist of the GLS and ColorMatrix trade names. Indefinite-lived intangible assets are tested for impairment annually at the same time we test goodwill for impairment. The implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. No impairment charges were included in 2014, 2013 or 2012.
The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trade name.
Note 20 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014 Quarters				2013 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth(6)	Third (7)	Second (8)	First (9)
Sales	$869.3	$958.4	$1,005.5	$1,002.3	$923.6	$1,008.9	$1,037.6	$801.1
Gross Margin	152.6	182.6	184.5	188.2	114.9	181.3	203.7	162.3
Operating (loss)/income	(14.3)	63.6	49.4	56.4	48.7	61.6	80.7	40.5
Net (loss)/income from continuing operations	(15.0)	32.3	30.7	29.2	20.6	23.0	38.3	11.0
Net (loss)/income from continuing operations attributable to PolyOne shareholders	$(14.6)	$32.3	$30.9	$29.4	$21.0	$23.2	$38.6	$11.2

Net income from continuing operations per common share attributable to PolyOne common shareholders: (1)
Basic net (loss)/income - continuing operations	$(0.16)	$0.35	$0.33	$0.31	$0.22	$0.24	$0.39	$0.12
Diluted net (loss)/income - continuing operations	$(0.16)	$0.35	$0.33	$0.31	$0.22	$0.24	$0.39	$0.12

(1)
Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)
Included for the fourth quarter 2014 are: 1) mark-to-market pension and other post-retirement charge of $56.5 million, 2) employee separation and restructuring costs of $23.2 million, 3) environmental remediation costs of $2.6 million and 5) a gain related to the reimbursement of previously incurred environmental costs of $2.1 million.

(3)
Included for the third quarter 2014 are: 1) $17.9 million in employee separation and restructuring costs, 2) $5.9 million in environmental remediation costs and 3) a gain related to the reimbursement of previously incurred environmental costs of $1.6 million.

(4)	Included for the second quarter 2014 are: 1) $35.1 million in employee separation and restructuring costs and 2) $5.4 million tax benefit associated with our investments in certain foreign affiliates.

(5)	Included for the first quarter 2014 are: 1) $17.9 million in employee separation and restructuring costs.

(6)
Included for the fourth quarter 2013 are: 1) gains from the SunBelt earn-out of $26.8 million, 2) mark-to-market pension and other post-retirement benefit gains of $44.0 million, 3) environmental remediation costs of $52.6 million, 4) a gain related to the reimbursement of previously incurred environmental costs of $3.4 million and 5) employee separation and restructuring costs of $28.3 million.

(7)
Included for the third quarter 2013 are: 1) $5.3 million in environmental remediation costs, 2) $10.9 million in employee separation and restructuring costs, 3) $7.0 million gain on commercial litigation, 4) $5.2 million in debt extinguishment costs associated with our outstanding debt repurchases and 5) $1.2 million of acquisition and divestiture-related costs.

(8)
Included for the second quarter 2013 are: 1) pre-tax gain of $223.7 million related to the sale of the Resin Business, 2) $2.9 million in employee separation and restructuring costs, 3) acquisition and divestiture-related costs of $4.9 million, 4) environmental remediation costs of $1.3 million and 5) a gain related to the reimbursement of previously incurred environmental costs of $14.9 million.

(9)
Included for the first quarter 2013 are: 1) $9.9 million in employee separation and restructuring costs 2) acquisition and divestiture-related costs of $8.7 million, 3) environmental remediation costs of $2.0 million, 4) a gain related to the reimbursement of previously incurred environmental costs of $5.2 million and 5) $10.6 million in debt extinguishment costs related to the early retirement of our senior secured term loan.

68 POLYONE CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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

2.
Under the supervision of and with participation of PolyOne’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2014. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2014, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 36 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2015 Annual Meeting of Shareholders (2015 Proxy Statement). Information

69 POLYONE CORPORATION

concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2015 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2015 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER
The information about our equity compensation plans is incorporated by reference to information contained in the 2015 Proxy Statement.
The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the 2015 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2015 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits.
Refer to the Exhibit Index, which is incorporated by reference herein.

70 POLYONE CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 13, 2015	BY:	/S/ BRADLEY C. RICHARDSON
Bradley C. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	President and Chief Executive Officer and Director (Principal Executive Officer)	Date: February 13, 2015
Robert M. Patterson

/S/ BRADLEY C. RICHARDSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 13, 2015
Bradley C. Richardson

/S/ STEPHEN D. NEWLIN	Executive Chairman and Director	Date: February 13, 2015
Stephen D. Newlin

/S/ RICHARD H. FEARON	Director	Date: February 13, 2015
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 13, 2015
Gregory J. Goff

/S/ GORDON D. HARNETT	Director	Date: February 13, 2015
Gordon D. Harnett

/S/ SANDRA BEACH LIN	Director	Date: February 13, 2015
Sandra Beach Lin
/S/ RICHARD A. LORRAINE	Director	Date: February 13, 2015
Richard A. Lorraine

/S/ WILLIAM H. POWELL	Director	Date: February 13, 2015
William H. Powell

/S/ KERRY J. PREETE	Director	Date: February 13, 2015
Kerry J. Preete

/S/ FARAH M. WALTERS	Director	Date: February 13, 2015
Farah M. Walters

/S/ WILLIAM A. WULFSOHN	Director	Date: February 13, 2015
William A. Wulfsohn

71 POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1†
Purchase Agreement, dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 3, 2011, SEC File No. 1-16091)

2.2†
Agreement and Plan of Merger, dated as of September 30, 2011, among PolyOne Corporation, 2011 ColorNewton Inc., ColorMatrix Group, Inc., and Audax ColorMatrix Holdings, LLC (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-K filed on October 5, 2011, SEC File No. 1-16091)

2.3†
Agreement and Plan of Merger, dated October 23, 2012, by and among PolyOne Corporation, 2012 RedHawk, Inc., 2012 RedHawk, LLC and Spartech Corporation (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-K filed on October 24, 2012, SEC File No. 1-16091)

2.4†
Asset Purchase Agreement, dated as of March 25, 2013, by and between PolyOne Corporation and Mexichem Specialty Resins Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 27, 2013, SEC File No. 1-16091)

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
4.1
Indenture, dated as of December 1, 1995, between the Company and NBD Bank, as trustee (incorporated by reference to Exhibit 4.3 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

4.2
Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)

4.3
First Supplemental Indenture, dated as of September 24, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-16091)

4.4
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.1
Amended and Restated Credit Agreement, dated March 1, 2013, among the Company, PolyOne Canada and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, PNC Bank National Association and KeyBank National Association, as documentation agents, and Wells Fargo Capital Finance, LLC and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.2+
Form of 2011 Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091)

10.3+
PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-166775, filed on May 12, 2010)

10.4+
PolyOne Senior Executive Annual Incentive Plan (effective January 1, 2011) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 29, 2010)

10.5+
Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)

10.6+
Amended and Restated Benefit Restoration Plan (Section 401(a)(17)) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

10.7+	Amended and Restated Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective May 20, 2014)**
10.8+
Form of Management Continuity Agreement for Executive Officers prior to 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

10.9+
Form of Management Continuity Agreement for Executive Officers after 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

Exhibit No.	Exhibit Description
10.10+	Schedule of Executive Officers with Management Continuity Agreements**
10.11+
PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC file No. 1-16091)

10.12+
Amended and Restated Letter Agreement, dated as of March 6, 2014, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 1-16091)

10.13+
Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

10.14+
Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(c) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)

10.15+	Asset Contribution Agreement - PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
10.16+
Form of 2007 Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-16091)

10.17+
PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008)

10.18+
Form of 2008 Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 1-16091)

10.19+
First Amendment to The Geon Company Section 401(a)(17) Benefit Restoration Plan (December 31, 2007 Restatement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.20+
Form of 2009 Grant of Stock-Settled Stock Appreciation Rights under the 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC File No. 1-16091)

10.21+
Executive Severance Plan, as amended and restated effective May 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

10.22+
First Amendment to the PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, SEC File No. 1-16091, filed on March 23, 2012)

10.23+
Form of 2012 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 1-16091)

10.24+
Form of 2013 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.25+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10.26+
Form of 2014 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

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

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, President and Chief Executive Officer**
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