Form 10-Q
period 2015-03-31
POLYONE CORP
filed 2015-05-01
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of March 31, 2015 was 89,190,335.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Sales	$873.1	$1,002.3
Cost of sales	703.3	814.1
Gross margin	169.8	188.2
Selling and administrative expense	99.7	131.8
Operating income	70.1	56.4
Interest expense, net	(16.1)	(15.5)
Other expense, net	(0.7)	(1.0)
Income before income taxes	53.3	39.9
Income tax expense	(23.1)	(10.7)
Net income	30.2	29.2
Net loss attributable to noncontrolling interests	—	0.2
Net income attributable to PolyOne common shareholders	$30.2	$29.4

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.34	$0.31
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.34	$0.31

Weighted-average shares used to compute earnings per common share:
Basic	89.2	94.5
Diluted	90.1	95.7

Cash dividends declared per share of common stock	$0.10	$0.08
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net income	$30.2	$29.2
Other comprehensive income
Translation adjustments	(17.9)	(0.7)
Total comprehensive income	12.3	28.5
Comprehensive loss attributable to noncontrolling interests	—	0.2
Comprehensive income attributable to PolyOne common shareholders	$12.3	$28.7
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$226.4	$238.6
Accounts receivable, net	445.0	396.8
Inventories, net	297.9	309.0
Other current assets	83.8	98.3
Total current assets	1,053.1	1,042.7
Property, net	578.1	596.7
Goodwill	591.7	590.6
Intangible assets, net	355.8	362.7
Other non-current assets	110.2	118.5
Total assets	$2,688.9	$2,711.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$61.9	$61.8
Accounts payable	382.1	365.9
Accrued expenses and other liabilities	110.8	173.5
Total current liabilities	554.8	601.2
Non-current liabilities:
Long-term debt	1,049.2	962.0
Pension and other post-retirement benefits	77.9	103.7
Deferred income taxes	92.8	88.8
Other non-current liabilities	155.1	178.3
Total non-current liabilities	1,375.0	1,332.8
Shareholders’ equity:
PolyOne shareholders’ equity	758.2	776.3
Noncontrolling interests	0.9	0.9
Total equity	759.1	777.2
Total liabilities and shareholders’ equity	$2,688.9	$2,711.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$30.2	$29.2
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	25.1	32.8
Provision for doubtful accounts	—	0.2
Share-based compensation expense	1.9	3.8
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Increase in accounts receivable	(55.8)	(81.7)
Decrease in inventories	7.4	5.9
Increase in accounts payable	22.2	43.2
Decrease in pension and other post-retirement benefits	(24.0)	(18.4)
Decrease in accrued expenses and other assets and liabilities - net	(64.8)	(89.9)
Net cash used by operating activities	(57.8)	(74.9)
Investing Activities
Capital expenditures	(15.1)	(17.5)
Proceeds from sale of equity affiliate and other assets	1.1	26.8
Net cash (used) provided by investing activities	(14.0)	9.3
Financing Activities
Repayment of long-term debt	—	(8.0)
Borrowings under credit facilities	274.7	20.9
Repayments under credit facilities	(187.4)	(20.9)
Purchase of common shares	(19.6)	(51.0)
Exercise of share awards	3.8	5.4
Cash dividends paid	(9.0)	(7.6)
Net cash provided (used) by financing activities	62.5	(61.2)
Effect of exchange rate changes on cash	(2.9)	(0.1)
Decrease in cash and cash equivalents	(12.2)	(126.9)
Cash and cash equivalents at beginning of period	238.6	365.2
Cash and cash equivalents at end of period	$226.4	$238.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2014 of PolyOne Corporation.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2015.
Accounting Standards Not Yet Adopted
In April 2015, the Financial Accounting Standards Board issued Auditing Standards Update 2015-03, "Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. ASU 2015-03 will be adopted on the effective date for the Company, which is January 1, 2016.

In May 2014, the Financial Accounting Standards Board issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company on January 1, 2017, with a possible one-year deferral as a result of a current proposal by the Financial Accounting Standards Board. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial position, results of operations and cash flows.
Note 2 — BUSINESS COMBINATIONS
On December 1, 2014, the Company acquired the specialty assets of Accella Performance Materials (Accella), a leading North American manufacturer of liquid polymer formulations, for $47.2 million, net of cash acquired. The results of operations of Accella were included in the Company’s Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Global Color, Additives and Inks segment. The preliminary purchase price allocation resulted in goodwill of $24.6 million and intangible assets of $16.0 million. We do not expect further purchase price adjustments to be material. Goodwill recognized as a result of this acquisition is deductible for tax purposes.

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2015 and December 31, 2014, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2013	$99.9	$310.2	$136.3	$11.0	$1.6	$559.0
Acquisitions of businesses	—	23.5	8.4	0.2	—	32.1
Currency translation and other adjustments	(0.5)	—	—	—	—	(0.5)
Balance December 31, 2014	99.4	333.7	144.7	11.2	1.6	590.6
Acquisitions of businesses	—	1.9	—	—	—	1.9
Currency translation and other adjustments	(0.7)	(0.1)	—	—	—	(0.8)
Balance March 31, 2015	$98.7	$335.5	$144.7	$11.2	$1.6	$591.7
Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$196.3	$(34.9)	$—	$161.4
Patents, technology and other	132.9	(37.9)	(0.3)	94.7
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$428.9	$(72.8)	$(0.3)	$355.8

	As of December 31, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$198.1	$(32.6)	$—	$165.5
Patents, technology and other	132.9	(35.3)	(0.1)	97.5
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.7	$(67.9)	$(0.1)	$362.7
Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS

In 2013, PolyOne determined it would close seven former Spartech Corporation (Spartech) manufacturing facilities and one administrative office and relocate operations to other PolyOne facilities. The closure of the manufacturing facilities are part of the Company’s efforts to improve service, on time delivery and quality as we align assets with our customers' needs. In addition to these actions, PolyOne incurred severance costs related to former Spartech executives and other employees, as well as fixed asset-related charges and other ongoing costs associated with restructuring actions that were underway prior to PolyOne's acquisition of Spartech. We also incurred costs associated with further asset rationalization at Spartech locations that were not part of the above actions.
The Company has incurred $113.1 million of charges in connection with the Spartech actions noted above. These costs include $25.9 million of severance, $46.2 million of asset-related charges, including accelerated depreciation, and $41.0 million of other associated costs. We expect to incur approximately $6.0 million of additional costs related to these actions, primarily in the second quarter of 2015.

The table below summarizes restructuring activity related to Spartech since the date of acquisition.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Associated Costs	Total
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charged to expense	27.3	5.1	27.3	59.7
Cash payments	—	(17.5)	(27.3)	(44.8)
Non-cash utilization	(27.3)	—	—	(27.3)
Accrual balance at December 31, 2014	$—	$2.7	$—	$2.7
Charged to expense(1)	5.3	(0.3)	4.3	9.3
Cash payments	—	(1.6)	(4.3)	(5.9)
Non-cash utilization	(5.3)	—	—	(5.3)
Accrual balance at March 31, 2015	$—	$0.8	$—	$0.8
In June 2014, PolyOne determined it would close its Diadema and Joinville, Brazil facilities that were acquired in 2011 with the acquisition of Uniplen Industria de Polimeros Ltda. These actions are expected to accelerate our specialty strategy in Brazil, streamline operations and improve our financial performance in the region. The table below summarizes restructuring activity related to Brazil since the date of these closures. We do not expect the remaining charges related to these actions to have a material impact to our financial statements going forward.

(In millions)	Asset Charges	Employee Separation	Other Associated Costs	Total
Accrual balance at December 31, 2013	$—	$—	$—	$—
Charged to expense	10.7	2.9	3.4	17.0
Cash payments	—	(1.8)	(3.4)	(5.2)
Non-cash utilization	(10.7)	—	—	(10.7)
Accrual balance at December 31, 2014	$—	$1.1	$—	$1.1
Charged to expense(1)	0.2	—	0.4	0.6
Cash payments	—	(0.7)	(0.4)	(1.1)
Non-cash utilization	(0.2)	—	—	(0.2)
Accrual balance at March 31, 2015	$—	$0.4	$—	$0.4

(1) In addition to the restructuring charges for Spartech and the closure of our Brazil facilities, there was $0.7 million in additional employee separation and restructuring costs during the three months ended March 31, 2015, which are not reflected in the tables above.

During the three months ended March 31, 2015, we recognized total employee separation and plant restructuring charges of $10.6 million, which included $7.9 million recognized within Cost of goods sold and $2.7 million recognized in Selling and administrative expenses. During the three months ended March 31, 2014, we recognized total employee separation and plant restructuring charges of $17.9 million, of which $15.8 million related to the Spartech realignment actions. We recognized $11.0 million within Cost of goods sold and $6.9 million recognized in Selling and administrative expenses for the three months ended March 31, 2014.
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	March 31, 2015	December 31, 2014
Finished products	$181.0	$187.8
Work in process	4.7	4.1
Raw materials and supplies	112.2	117.1
Inventories, net	$297.9	$309.0

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	March 31, 2015	December 31, 2014
Land	$46.6	$49.2
Buildings	307.0	309.2
Machinery and equipment	1,068.8	1,077.2
Property, gross	1,422.4	1,435.6
Less accumulated depreciation and amortization	(844.3)	(838.9)
Property, net	$578.1	$596.7
Note 7 — INCOME TAXES

Our effective income tax rate was 43.3% for the first quarter of 2015 compared to 26.8% for the first quarter of 2014. The increase in the effective tax rate of 16.5% was primarily driven by two discrete items in 2015 and one discrete item in 2014. The 2015 tax rate was increased 14.9% as a result of foreign court rulings during the first quarter of 2015 that affected tax positions taken in prior years. This was partially offset by a 6.3% benefit associated with amendments to our 2004 U.S. income tax return for the inclusion of foreign tax credits. These two items result in a net unfavorable impact to our 2015 rate of 8.6%. The effective tax rate in the first quarter of 2014 was favorably impacted 10.0% by settlements of outstanding tax issues with U.S. and foreign tax authorities.

With regard to the court ruling referenced above, the Company had previously recorded $8.8 million as a liability for uncertain tax positions. With the court ruling, the Company recognized an additional $7.9 million liability and reclassified the entire amount to income taxes payable.

We are in the process of evaluating the ability to use foreign tax credits in our U.S. income tax returns for 2005 to 2012. We believe this may result in additional tax benefits in the future.
Note 8 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE

	Three Months Ended March 31,
(In millions)	2015	2014
Weighted-average common shares outstanding – basic	89.2	94.5
Plus dilutive impact of share-based compensation	0.9	1.2
Weighted-average common shares – diluted	90.1	95.7
For the three months ended March 31, 2015 and 2014, 0.1 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.
Note 9 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Service cost	$0.4	$0.4
Interest cost	5.3	6.3
Expected return on plan assets	(8.2)	(8.1)
Net periodic benefit gains	$(2.5)	$(1.4)

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Interest cost	$0.1	$0.2
Net periodic benefit costs	$0.1	$0.2
Note 10 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	March 31, 2015	December 31, 2014
7.500% debentures due 2015	$48.7	$48.7
Revolving credit facility due 2018	132.2	45.0
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	13.6	13.5
Total long-term debt	1,111.1	1,023.8
Less current portion	61.9	61.8
Total long-term debt, net of current portion	$1,049.2	$962.0
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins varies based on the Company’s daily average excess availability during the previous quarter. The weighted average interest rate under this facility for the first quarter of 2015 was 2.38%.
As of March 31, 2015, we were in compliance with all covenants, had $132.2 million outstanding borrowings and had availability of $146.0 million under this facility. Borrowings under this facility during the first quarter increased $87.2 million driven by the seasonality of our working capital needs, payment of our annual incentives and a $20.0 million voluntary pension contribution.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of March 31, 2015, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.81%.
The estimated fair value of PolyOne’s debt instruments at March 31, 2015 and December 31, 2014 was $1,148.4 million and $1,045.4 million, respectively, compared to carrying values of $1,111.1 million and $1,023.8 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 11 — SEGMENT INFORMATION
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
Segment information for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$206.0	$208.5	$33.8	$215.5	$219.6	$30.4
Global Specialty Engineered Materials	130.6	141.9	23.1	147.0	157.4	18.3
Designed Structures and Solutions	118.7	119.1	3.2	173.5	173.6	11.2
Performance Products and Solutions	155.7	175.9	11.5	185.3	207.6	16.0
PolyOne Distribution	262.1	265.7	15.7	281.0	284.1	17.2
Corporate and eliminations	—	(38.0)	(17.2)	—	(40.0)	(36.7)
Total	$873.1	$873.1	$70.1	$1,002.3	$1,002.3	$56.4

	Total Assets
(In millions)	March 31, 2015	December 31, 2014
Global Color, Additives and Inks	$941.8	$937.7
Global Specialty Engineered Materials	371.6	370.5
Designed Structures and Solutions	477.2	490.2
Performance Products and Solutions	267.0	265.5
PolyOne Distribution	229.2	214.2
Corporate and eliminations	402.1	433.1
Total assets	$2,688.9	$2,711.2

Note 12 — COMMITMENTS AND CONTINGENCIES
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
In April 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the lower Passaic River. The Cooperating Parties, along with other interested parties, have submitted comments, and the USEPA is currently reviewing the comments. In February 2015, the Cooperating Parties submitted a remedial investigation report for the lower Passaic River and expect to submit a feasibility study by the end of 2015. Further, in March 2015, Franklin-Burlington, along with nine other PRPs, submitted a de minimis settlement petition to the USEPA, asserting the ten entities contributed little or no impact to the lower Passaic River and seeking a meeting to commence settlement discussions. In response, the USEPA stated that it views the issuance of a Record of Decision for the Focused Feasibility Study area, expected later in 2015, as the appropriate time for de minimis discussions.
Given the uncertainties related to the lower Passaic River, including the fact that the final remedial actions and scope, an allocation to Franklin-Burlington, if any, or a final resolution of the de minimis petition, have not yet been determined, we are not able to assess or estimate our remedial liability, if any, related to this matter.
During the three months ended March 31, 2015 and 2014, PolyOne recognized $1.5 million and $0.9 million, respectively, of expense related to environmental remediation activities. During the three months ended March 31, 2015, we received $0.5 million of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $120.5 million at March 31, 2015 and $121.1 million at December 31, 2014, for probable future environmental expenditures relating to remediation sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2015. However, such additional costs, if any, cannot be currently estimated.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The remaining guarantee is $18.3 million as of March 31, 2015. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Note 13 — DERIVATIVE INSTRUMENTS
When translating results from foreign operations into U.S. dollars, we are subject to foreign exchange related risks in our operating results. We are also exposed to foreign exchange risk arising from intercompany transactions denominated in various foreign currencies that are subject to foreign exchange rate movement. To mitigate these risks, we enter into forward contracts. The counterparties to these instruments are financial institutions with strong credit ratings. PolyOne maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments are not designated as a hedge, and therefore, any gain or loss is immediately recognized in income.
The increase in the notional amount of foreign currency forwards in the first quarter of 2015 is a result of increased intercompany loan balances. The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2015
(In millions)	Notional	Other current assets
Foreign currency forwards	$39.0	$0.2

	December 31, 2014
(In millions)	Notional	Other current assets
Foreign currency forwards	$5.1	$—
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014	Location
Foreign currency forwards - gains (losses)	$1.0	$—	Other expense, net
Note 14 — EQUITY
Changes in equity for the three months ended March 31, 2015 and March 31, 2014 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$776.3	$0.9	$777.2
Net income	30.2	—	30.2
Other comprehensive income
Translation adjustments	(17.9)	—	(17.9)
Total comprehensive income	12.3	—	12.3
Cash dividend declared	(8.9)	—	(8.9)
Repurchase of common shares	(19.6)	—	(19.6)
Share-based incentive plan activity	(1.9)	—	(1.9)
Balance at March 31, 2015	$758.2	$0.9	$759.1

Balance at December 31, 2013	$976.8	$1.7	$978.5
Net income	29.4	(0.2)	29.2
Other comprehensive income
Translation adjustments	(0.7)	—	(0.7)
Total comprehensive income	28.7	(0.2)	28.5
Cash dividend declared	(7.6)	—	(7.6)
Repurchase of common shares	(51.0)	—	(51.0)
Share-based incentive plan activity	0.7	—	0.7
Balance at March 31, 2014	$947.6	$1.5	$949.1

Changes in accumulated other comprehensive loss year-to-date as of March 31, 2015 and 2014 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2015	$(47.7)	$5.2	$0.2	$(42.3)
Translation adjustments	(17.9)	—	—	(17.9)
Balance at March 31, 2015	$(65.6)	$5.2	$0.2	$(60.2)

Balance at January 1, 2014	$(20.2)	$5.2	$0.2	$(14.8)
Translation adjustments	(0.7)	—	—	(0.7)
Balance at March 31, 2014	$(20.9)	$5.2	$0.2	$(15.5)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
	2015	2014
(In millions)
Sales	$873.1	$1,002.3
Operating income	70.1	56.4
Net income	30.2	29.2
Net income attributable to PolyOne common shareholders	$30.2	$29.4

Results of Operations — The three months ended March 31, 2015 compared to three months ended March 31, 2014:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2015	2014	Change	% Change
Sales	$873.1	$1,002.3	$(129.2)	(12.9)%
Cost of sales	703.3	814.1	110.8	13.6%
Gross margin	169.8	188.2	(18.4)	(9.8)%
Selling and administrative expense	99.7	131.8	32.1	24.4%
Operating income	70.1	56.4	13.7	24.3%
Interest expense, net	(16.1)	(15.5)	(0.6)	(3.9)%
Other expense, net	(0.7)	(1.0)	0.3	30.0%
Income before income taxes	53.3	39.9	13.4	33.6%
Income tax expense	(23.1)	(10.7)	(12.4)	(115.9)%
Net income	$30.2	$29.2	$1.0	3.4%
Net loss attributable to noncontrolling interests	—	0.2	(0.2)	(100.0)%
Net income attributable to PolyOne common shareholders	$30.2	$29.4	$0.8	2.7%

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.34	$0.31
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.34	$0.31
Sales
Sales decreased $129.2 million, or 12.9%, in the first quarter of 2015 compared to the first quarter of 2014. Sales declined 9.9% primarily as a result of widespread industry destocking as customers reduced inventories in anticipation of lower raw material costs in the future and the ongoing integration of Spartech business. Unfavorable foreign exchange rates also negatively impacted sales 2.7%, which was partially offset by the acquisition of Accella Performance Materials (Accella) which added 0.9%.
Cost of sales
As a percent of sales, cost of sales decreased from 81.2% in the first quarter of 2014 to 80.6% in the first quarter of 2015 primarily as a result of lower Spartech related restructuring charges in 2015 along with improved mix within the Global Color, Additives and Inks and Global Specialty Engineered Materials specialty segments.
Selling and administrative expense
The decrease in selling and administrative expense of $32.1 million during the three months ended March 31, 2015 compared to 2014 was driven primarily by a $4.2 million decrease in restructuring charges, a $4.3 million reduction as a result of foreign currency, driven primarily by the weaker Euro, and lower overall compensation cost and incentive accruals.
Interest expense, net
Interest expense, net increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 driven by the increase in borrowing on our revolving credit facility during the first quarter of 2015.
Income tax expense
Our effective income tax rate was 43.3% for the first quarter of 2015 compared to 26.8% for the first quarter of 2014. The increase in the effective tax rate of 16.5% was primarily driven by two discrete items in 2015 and one discrete item in 2014. The 2015 tax rate was increased 14.9% as a result of foreign court rulings during the first quarter of 2015 that affected tax positions taken in prior years. This was partially offset by a 6.3% benefit associated with amendments to our 2004 U.S. income tax return for the inclusion of foreign tax credits. These two items result in a net unfavorable impact to our 2015 rate of 8.6%. The effective tax rate in the first quarter of 2014 was favorably impacted 10.0% by settlements of outstanding tax issues with U.S. and foreign tax authorities.

We are in the process of evaluating the ability to use foreign tax credits in our U.S. income tax returns for 2005 to 2012. We believe this may result in additional tax benefits in the future.

SEGMENT INFORMATION
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
Our segments are further discussed in Note 11, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — The three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2015	2014	Change	% Change
Sales:
Global Color, Additives and Inks	$208.5	$219.6	$(11.1)	(5.1)%
Global Specialty Engineered Materials	141.9	157.4	(15.5)	(9.8)%
Designed Structures and Solutions	119.1	173.6	(54.5)	(31.4)%
Performance Products and Solutions	175.9	207.6	(31.7)	(15.3)%
PolyOne Distribution	265.7	284.1	(18.4)	(6.5)%
Corporate and eliminations	(38.0)	(40.0)	2.0	5.0%
Total Sales	$873.1	$1,002.3	$(129.2)	(12.9)%

Operating income:
Global Color, Additives and Inks	$33.8	$30.4	$3.4	11.2%
Global Specialty Engineered Materials	23.1	18.3	4.8	26.2%
Designed Structures and Solutions	3.2	11.2	(8.0)	(71.4)%
Performance Products and Solutions	11.5	16.0	(4.5)	(28.1)%
PolyOne Distribution	15.7	17.2	(1.5)	(8.7)%
Corporate and eliminations	(17.2)	(36.7)	19.5	53.1%
Total Operating Income	$70.1	$56.4	$13.7	24.3%

Operating income as a percentage of sales:
Global Color, Additives and Inks	16.2%	13.8%	2.4	% points
Global Specialty Engineered Materials	16.3%	11.6%	4.7	% points
Designed Structures and Solutions	2.7%	6.5%	(3.8)	% points
Performance Products and Solutions	6.5%	7.7%	(1.2)	% points
PolyOne Distribution	5.9%	6.1%	(0.2)	% points
Total	8.0%	5.6%	2.4	% points
Global Color, Additives and Inks
Sales decreased $11.1 million, or 5.1%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to an unfavorable foreign exchange rate impact of 7.3% and volume declines primarily as a result of integration within the legacy Spartech businesses of 4.0%. Partially offsetting these decreases were sales increases of 4.2% as a result of the Accella acquisition and price and mix improvement of 2.0%.

Operating income increased $3.4 million in the first quarter of 2015 as compared to the first quarter of 2014. This increase was driven by improved mix and cost saving benefits from 2014 restructuring actions.
Global Specialty Engineered Materials
Sales decreased $15.5 million, or 9.8%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to an unfavorable foreign exchange rate impact of 6.4% and 3.0% due to exiting certain unprofitable business in Brazil.
Operating income increased $4.8 million in the first quarter of 2015 as compared to the first quarter of 2014. This increase was driven primarily by margin expansion from improved mix and lower selling, general and administrative expenses resulting from the closure of our Brazil facilities in June 2014.
Designed Structures and Solutions
Sales decreased $54.5 million, or 31.4%, in the first quarter of 2015 compared to the first quarter of 2014. This decrease was attributable to customer inventory destocking associated with decreased raw material prices and attrition as a result of restructuring activities.
Operating income decreased $8.0 million in the first quarter of 2015 as compared to the first quarter of 2014, driven primarily by the decline in sales and costs associated with improving quality and on-time delivery.
Performance Products and Solutions
Sales decreased $31.7 million, or 15.3%, in the first quarter of 2015 as compared to the first quarter of 2014. This decrease was a result of a 9.5% decline primarily due to customer inventory destocking associated with lower raw material prices and unfavorable price and mix of 5.8%.
Operating income decreased $4.5 million in the first quarter of 2015 as compared to the first quarter of 2014 driven by decreased sales and unfavorable pricing and mix.
PolyOne Distribution
Sales decreased $18.4 million, or 6.5%, in the first quarter of 2015 as compared to the first quarter of 2014. This decrease was related to volume declines of 3.8% primarily due to customer inventory destocking and lower selling prices associated with decreased raw material costs.
Operating income decreased $1.5 million in the first quarter of 2015 as compared to the first quarter of 2014. This was due primarily to the decreased sales and margin compression from selling high cost inventory relative to current selling prices.
Corporate and Eliminations
Corporate and eliminations decreased $19.5 million in the first quarter of 2015 as compared to the first quarter of 2014. This was primarily due to an $8.2 million decrease in incentive expenses and lower restructuring charges of $7.3 million.
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
The following table summarizes our liquidity as of March 31, 2015 and December 31, 2014:

(In millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$226.4	$238.6
Revolving credit availability	148.7	236.4
Liquidity	$375.1	$475.0

As of March 31, 2015, 90% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014.
Operating Activities — In the three months ended March 31, 2015, net cash used by operating activities was $57.8 million as compared to net cash used by operating activities of $74.9 million for the three months ended March 31, 2014. The decrease in net cash used by operating activities of $17.1 million was primarily driven by lower tax payments of $12.4 million.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the first quarter of 2015 remained consistent with the first quarter of 2014 at 10.1%. Days sales outstanding for the first quarter of 2015 was 42.8 compared to 42.5 for the first quarter of 2014.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2015 of $14.0 million reflects $15.1 million of capital expenditures partially offset by proceeds from the sale of other assets of $1.1 million.
Net cash provided by investing activities during the three months ended March 31, 2014 was $9.3 million, which reflects $17.5 million of capital expenditures offset by the third and final earn-out from the the sale of our 50% equity investment in Sunbelt Chlor Alkali Partnership (SunBelt) of $26.8 million.
Financing Activities — Net cash provided by financing activities for the three months ended March 31, 2015 of $62.5 million reflects net borrowings of $87.2 million under our revolving credit facility and a $3.8 million benefit related to the exercise of employee equity awards. These cash inflows were partially offset by $19.6 million of repurchases of our outstanding common shares and $9.0 million of dividends paid.
Net cash used by financing activities for the three months ended March 31, 2014 of $61.2 million reflects repurchases of $51.0 million of our outstanding common shares, cash dividends paid of $7.6 million and repayment of long term debt of $8.0 million. These cash outflows more than offset the tax benefit of $5.4 million related to the exercise of employee equity awards.
Debt
As of March 31, 2015, debt totaled $1,111.1 million. Aggregate maturities of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2015	$61.9
2016 & 2017	0.1
2018	132.2
2019	0.1
Thereafter	916.8
Aggregate maturities	$1,111.1
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable and inventory. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins varies based on the Company’s daily average excess availability during the previous quarter. The weighted average interest rate under this facility for the first quarter of 2015 was 2.38%.
As of March 31, 2015, we were in compliance with all covenants, had $132.2 million outstanding borrowings and had availability of $146.0 million under this facility. Borrowings under this facility during the first quarter increased $87.2 million driven by the seasonality of our working capital needs, payment of our annual incentives and a $20.0 million voluntary pension contribution.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of March 31, 2015, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.81%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The amount of the guarantee is $18.3 million as of March 31, 2015. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2015, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2014.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings and environmental liabilities; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates and laws and regulations regarding the disposal of plastic materials in jurisdictions where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the industries in which we participate;

•	fluctuations in raw material prices, quality and supply, and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

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

•	other factors described in our annual report on Form 10-K for the year ended December 31, 2014 under Item 1A, “Risk Factors.”
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our annual report on Form 10-K for the year ended December 31, 2014.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	251,614	$35.61	251,614	8,448,386
February 1 to February 28	272,652	38.84	272,652	8,175,734
March 1 to March 31	—	—	—	8,175,734
Total	524,266	$37.29	524,266

(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 24, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. As of March 31, 2015, approximately 8.2 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. Exhibits
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2015	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Robert M. Patterson, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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