Form 10-Q
period 2015-06-30
POLYONE CORP
filed 2015-07-27
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of June 30, 2015 was 88,654,883.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$887.1	$1,005.5	$1,760.2	$2,007.8
Cost of sales	701.4	821.0	1,404.7	1,635.1
Gross margin	185.7	184.5	355.5	372.7
Selling and administrative expense	105.4	135.1	205.1	266.9
Operating income	80.3	49.4	150.4	105.8
Interest expense, net	(16.2)	(15.7)	(32.3)	(31.2)
Other expense, net	(0.7)	(0.4)	(1.4)	(1.4)
Income from continuing operations before income taxes	63.4	33.3	116.7	73.2
Income tax benefit (expense)	3.6	(2.6)	(19.5)	(13.3)
Net income from continuing operations	67.0	30.7	97.2	59.9
Income from discontinued operations, net of income taxes	—	0.8	—	0.8
Net Income	67.0	31.5	97.2	60.7
Net (income) loss attributable to noncontrolling interests	(0.2)	0.2	(0.2)	0.4
Net income attributable to PolyOne common shareholders	$66.8	$31.7	$97.0	$61.1

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing Operations	$0.75	$0.33	$1.09	$0.64
Discontinued operations	—	0.01	—	0.01
Total	$0.75	$0.34	$1.09	$0.65

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing Operations	$0.74	$0.33	$1.08	$0.63
Discontinued operations	—	0.01	—	0.01
Total	$0.74	$0.34	$1.08	$0.64

Weighted-average shares used to compute earnings per common share:
Basic	88.9	93.0	89.1	93.7
Diluted	89.8	94.3	89.9	94.9

Cash dividends declared per share of common stock	$0.10	$0.08	$0.20	$0.16
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$67.0	$31.5	$97.2	$60.7
Other comprehensive income
Translation adjustments	3.3	1.1	(14.6)	0.4
Unrealized gain on available-for-sale securities	0.4	—	0.4	—
Total comprehensive income	70.7	32.6	83.0	61.1
Comprehensive (income) loss attributable to noncontrolling interests	(0.2)	0.2	(0.2)	0.4
Comprehensive income attributable to PolyOne common shareholders	$70.5	$32.8	$82.8	$61.5
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$236.8	$238.6
Accounts receivable, net	431.7	396.8
Inventories, net	300.9	309.0
Other current assets	83.5	98.3
Total current assets	1,052.9	1,042.7
Property, net	581.8	596.7
Goodwill	591.8	590.6
Intangible assets, net	350.9	362.7
Other non-current assets	115.3	118.5
Total assets	$2,692.7	$2,711.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$61.8	$61.8
Accounts payable	396.9	365.9
Accrued expenses and other liabilities	136.5	173.5
Total current liabilities	595.2	601.2
Non-current liabilities:
Long-term debt	996.4	962.0
Pension and other post-retirement benefits	74.7	103.7
Deferred income taxes	70.9	88.8
Other non-current liabilities	155.6	178.3
Total non-current liabilities	1,297.6	1,332.8
Shareholders’ equity:
PolyOne shareholders’ equity	798.8	776.3
Noncontrolling interests	1.1	0.9
Total equity	799.9	777.2
Total liabilities and shareholders’ equity	$2,692.7	$2,711.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$97.2	$60.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.1	72.2
Provision for doubtful accounts	—	0.3
Share-based compensation expense	4.2	10.1
Gain on sale of business	—	(0.8)
Change in assets and liabilities:
Increase in accounts receivable	(40.8)	(74.0)
Decrease in inventories	5.2	23.4
Increase in accounts payable	35.5	35.9
Decrease in pension and other post-retirement benefits	(27.9)	(21.1)
Decrease in accrued expenses and other assets and liabilities - net	(63.6)	(62.9)
Net cash provided by operating activities	59.9	43.8
Investing Activities
Capital expenditures	(39.1)	(38.0)
Proceeds from sale of equity affiliate and other assets	1.9	27.3
Net cash used by investing activities	(37.2)	(10.7)
Financing Activities
Repayment of debt	—	(8.0)
Borrowings under credit facilities	515.6	20.9
Repayments under credit facilities	(481.2)	(20.9)
Purchase of common shares	(42.8)	(119.9)
Exercise of share awards	4.2	6.3
Cash dividends paid	(17.9)	(15.1)
Net cash used by financing activities	(22.1)	(136.7)
Effect of exchange rate changes on cash	(2.4)	(0.1)
Decrease in cash and cash equivalents	(1.8)	(103.7)
Cash and cash equivalents at beginning of period	238.6	365.2
Cash and cash equivalents at end of period	$236.8	$261.5
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2014 of PolyOne Corporation. When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2015.
Accounting Standards Not Yet Adopted
In April 2015, the Financial Accounting Standards Board (FASB) issued Auditing Standards Update 2015-03, "Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. ASU 2015-03 will be adopted on the effective date for the Company, which is January 1, 2016. ASU 2015-03 will only impact the presentation of the Company's financial position and amounts are dependent on the balance of the unamortized debt issuance costs at the date of adoption.

In May 2014, the FASB issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company on January 1, 2018. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial position, results of operations and cash flows.
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

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2015 and December 31, 2014, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2013	$99.9	$310.2	$136.3	$11.0	$1.6	$559.0
Acquisitions of businesses	—	23.5	8.4	0.2	—	32.1
Currency translation and other adjustments	(0.5)	—	—	—	—	(0.5)
Balance December 31, 2014	$99.4	$333.7	$144.7	$11.2	$1.6	$590.6
Acquisitions of businesses	—	1.9	—	—	—	1.9
Currency translation and other adjustments	(0.6)	(0.1)	—	—	—	(0.7)
Balance June 30, 2015	$98.8	$335.5	$144.7	$11.2	$1.6	$591.8
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$196.3	$(37.3)	$—	$159.0
Patents, technology and other	132.9	(40.5)	(0.2)	92.2
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$428.9	$(77.8)	$(0.2)	$350.9

	As of December 31, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$198.1	$(32.6)	$—	$165.5
Patents, technology and other	132.9	(35.3)	(0.1)	97.5
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.7	$(67.9)	$(0.1)	$362.7
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
The Company has incurred $118.8 million of charges in connection with the Spartech actions noted above. These costs include $25.9 million of severance, $47.0 million of asset-related charges, including accelerated depreciation, and $45.9 million of other associated costs. We do not expect the remaining charges related to these actions to have a material impact to our consolidated financial statements going forward.

The table below summarizes restructuring activity related to Spartech.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Associated Costs	Total
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charged to expense	27.3	5.1	27.3	59.7
Cash payments	—	(17.5)	(27.3)	(44.8)
Non-cash utilization	(27.3)	—	—	(27.3)
Accrual balance at December 31, 2014	$—	$2.7	$—	$2.7
Charged to expense(1)	5.3	(0.3)	4.3	9.3
Cash payments	—	(1.6)	(4.3)	(5.9)
Non-cash utilization	(5.3)	—	—	(5.3)
Accrual balance at March 31, 2015	$—	$0.8	$—	$0.8
Charged to expense(2)	0.8	—	4.9	5.7
Cash payments	—	(0.3)	(4.9)	(5.2)
Non-cash utilization	(0.8)	—	—	(0.8)
Accrual balance at June 30, 2015	$—	$0.5	$—	$0.5
In June 2014, PolyOne determined it would close its Diadema and Joinville, Brazil facilities that were acquired in 2011 with the acquisition of Uniplen Industria de Polimeros Ltda. These actions were taken to streamline operations and improve our financial performance in Brazil. The table below summarizes restructuring activity related to Brazil since the date of these closures. We do not expect the remaining charges related to these actions to have a material impact to our consolidated financial statements going forward.

(In millions)	Asset Charges	Employee Separation	Other Associated Costs	Total
Accrual balance at December 31, 2013	$—	$—	$—	$—
Charged to expense	10.7	2.9	3.4	17.0
Cash payments	—	(1.8)	(3.4)	(5.2)
Non-cash utilization	(10.7)	—	—	(10.7)
Accrual balance at December 31, 2014	$—	$1.1	$—	$1.1
Charged to expense(1)	0.2	—	0.4	0.6
Cash payments	—	(0.7)	(0.4)	(1.1)
Non-cash utilization	(0.2)	—	—	(0.2)
Accrual balance at March 31, 2015	$—	$0.4	$—	$0.4
Charged to expense(2)	0.3	(0.2)	—	0.1
Cash payments	—	(0.1)	—	(0.1)
Non-cash utilization	(0.3)	—	—	(0.3)
Accrual balance at June 30, 2015	$—	$0.1	$—	$0.1

(1) In addition to the restructuring charges for Spartech and the closure of our Brazil facilities, there was $0.7 million in additional employee separation and restructuring costs during the three months ended March 31, 2015, which are not reflected in the tables above.
(2) In addition to the restructuring charges for Spartech and the closure of our Brazil facilities, there was $1.7 million in additional employee separation and restructuring costs during the three months ended June 30, 2015, which are not reflected in the tables above.

During the three months ended June 30, 2015, we recognized total employee separation and plant restructuring charges of $7.5 million, which included $5.3 million recognized within Cost of goods sold and $2.2 million recognized in Selling and administrative expenses. During the three months ended June 30, 2014, we recognized total employee separation and plant restructuring charges of $35.1 million, which included $22.1 million recognized within Cost of goods sold and $13.0 million recognized in Selling and administrative expenses.

During the six months ended June 30, 2015, we recognized total employee separation and plant restructuring charges of $18.1 million, which included $13.2 million recognized within Cost of goods sold and $4.9 million recognized in Selling and administrative expenses. During the six months ended June 30, 2014, we recognized total employee separation and plant restructuring charges of $53.0 million, which included $33.1 million recognized within Cost of goods sold and $19.9 million recognized in Selling and administrative expenses.
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	June 30, 2015	December 31, 2014
Finished products	$184.8	$187.8
Work in process	4.8	4.1
Raw materials and supplies	111.3	117.1
Inventories, net	$300.9	$309.0
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	June 30, 2015	December 31, 2014
Land	$46.7	$49.2
Buildings	310.5	309.2
Machinery and equipment	1,089.5	1,077.2
Property, gross	1,446.7	1,435.6
Less accumulated depreciation and amortization	(864.9)	(838.9)
Property, net	$581.8	$596.7
Note 7 — INCOME TAXES
In the second quarter of 2015, we recognized an overall income tax benefit of $3.6 million. The overall benefit was driven by a tax benefit of $26.0 million from our plan to amend our U.S. federal income tax returns from 2005 through 2012 to use foreign tax credits. Excluding this item, our effective tax rate was 35.3%.
The effective tax rate for the second quarter of 2014 was 7.8%. The rate for the second quarter of 2014 was favorably impacted by a tax benefit of $5.4 million associated with our investments in certain foreign affiliates, which resulted in a 16.2 percentage point reduction to our rate and a favorable adjustment of $1.9 million related to the amendment of certain state returns, which resulted in a 5.7 percentage point reduction to our rate. These items favorably impacted our rate 21.9 percentage points for the second quarter of 2014.
The effective tax rate for the first half of 2015 was 16.7%. This rate was favorably impacted by a $29.4 million benefit, which reduced our rate by 25.2 percentage points, as a result of our plan to amend U.S. Federal income tax returns from 2004 through 2012 to use foreign tax credits. Additionally, we recognized an unfavorable adjustment of $7.9 million as a result of foreign court rulings during the first quarter of 2015 that affected tax positions taken in prior years and negatively impacted our rate 6.8 percentage points. These items resulted in a net favorable 18.4 percentage point impact to our rate in the first half of 2015. With regard to the foreign court ruling, the Company had previously recorded an $8.8 million uncertain tax position, which has been reclassified to income taxes payable.
The effective tax rate for the first half of 2014 was 18.2%. This rate was favorably impacted by the items noted above for the second quarter of 2014, which reduced our rate by 10.0 percentage points for the first half of 2014. Additionally, in the first quarter of 2014 we recognized a benefit of $4.0 million related to settlements with U.S. and foreign tax authorities, which reduced our rate by 5.5 percentage points for the first half of 2014. These items favorably impacted our rate by 15.5 percentage points for the first half of 2014.

Note 8 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Weighted-average common shares outstanding – basic	88.9	93.0	89.1	93.7
Plus dilutive impact of share-based compensation	0.9	1.3	0.8	1.2
Weighted-average common shares – diluted	89.8	94.3	89.9	94.9
For the three months ended June 30, 2014, 0.1 million of equity-based awards were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. No such equity-based awards were anti-dilutive for the computation of diluted earnings per common share for the three months ended June 30, 2015.
For the six months ended June 30, 2015 and 2014, 0.1 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 9 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Service cost	$0.5	$0.5	$0.9	$0.9
Interest cost	5.4	6.2	10.7	12.5
Expected return on plan assets	(8.2)	(8.0)	(16.4)	(16.1)
Net periodic benefit gains	$(2.3)	$(1.3)	$(4.8)	$(2.7)

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest cost	$0.2	$0.1	$0.3	$0.3
Net periodic benefit costs	$0.2	$0.1	$0.3	$0.3
Note 10 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	June 30, 2015	December 31, 2014
7.500% debentures due 2015	$48.7	$48.7
Revolving credit facility due 2018	79.4	45.0
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	13.5	13.5
Total long-term debt	1,058.2	1,023.8
Less current portion	61.8	61.8
Total long-term debt, net of current portion	$996.4	$962.0
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins varies based on the Company’s daily average excess availability during the previous quarter. The weighted average interest rate under this facility for the three and six months ended June 30, 2015 was 2.42% and 2.40%, respectively.
As of June 30, 2015, we were in compliance with all covenants, had $79.4 million outstanding borrowings and had availability of $247.0 million under this facility.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of June 30, 2015, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.71%.
The estimated fair value of PolyOne’s debt instruments at June 30, 2015 and December 31, 2014 was $1,066.5 million and $1,045.4 million, respectively, compared to carrying values of $1,058.2 million and $1,023.8 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
Segment information for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$213.8	$217.4	$39.6	$224.4	$228.7	$37.7
Global Specialty Engineered Materials	128.0	139.7	20.1	145.7	157.8	18.9
Designed Structures and Solutions	111.4	111.6	4.5	163.7	164.0	12.9
Performance Products and Solutions	170.7	190.3	16.3	187.7	211.2	17.6
PolyOne Distribution	263.2	266.8	19.1	284.0	287.0	17.3
Corporate and eliminations	—	(38.7)	(19.3)	—	(43.2)	(55.0)
Total	$887.1	$887.1	$80.3	$1,005.5	$1,005.5	$49.4

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$419.8	$425.9	$73.4	$439.9	$448.3	$68.1
Global Specialty Engineered Materials	258.6	281.6	43.2	292.7	315.2	37.2
Designed Structures and Solutions	230.1	230.7	7.7	337.2	337.6	24.1
Performance Products and Solutions	326.4	366.2	27.8	373.0	418.8	33.6
PolyOne Distribution	525.3	532.5	34.8	565.0	571.1	34.5
Corporate and eliminations	—	(76.7)	(36.5)	—	(83.2)	(91.7)
Total	$1,760.2	$1,760.2	$150.4	$2,007.8	$2,007.8	$105.8

	Total Assets
(In millions)	June 30, 2015	December 31, 2014
Global Color, Additives and Inks	$945.1	$937.7
Global Specialty Engineered Materials	367.5	370.5
Designed Structures and Solutions	473.5	490.2
Performance Products and Solutions	261.3	265.5
PolyOne Distribution	232.0	214.2
Corporate and eliminations	413.3	433.1
Total assets	$2,692.7	$2,711.2

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
In September 2007, we were informed of rulings by the United States District Court for the Western District of Kentucky on several pending motions in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., which had been pending since 2003. The Court held that PolyOne must pay the remediation costs at the former Goodrich Corporation Calvert City facility (now largely owned and operated by Westlake Vinyls), together with certain defense costs of Goodrich Corporation. The rulings also provided that PolyOne can seek indemnification for contamination attributable to Westlake Vinyls.
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which the Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocations of future remediation costs at the Calvert City site to Westlake Vinyls. While we do not currently assume any allocation of costs in our current reserve, we will adjust our reserve, in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). The USEPA has required certain changes to the remedial investigation report, and development of a final report by the USEPA is ongoing. Further, we have undertaken steps to develop a feasibility study, including engaging a third party to perform ground water modeling at this site. We expect the remedial investigation report to be finalized in 2015. We continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.

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
In April 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the lower Passaic River. The Cooperating Parties, along with other interested parties, have submitted comments, and the USEPA is currently reviewing the comments. In February 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report for the lower Passaic River. In March 2015, Franklin-Burlington, along with nine other PRPs, submitted a de minimis settlement petition to the USEPA, asserting the ten entities contributed little or no impact to the lower Passaic River and seeking a meeting to commence settlement discussions. In response, the USEPA stated that it views the issuance of a Record of Decision for the Focused Feasibility Study area, expected later in 2015, as the appropriate time for de minimis discussions.
In April 2015, the Cooperating Parties submitted a feasibility study. The feasibility study does not contemplate who is responsible for remediation nor does it determine how such costs will be allocated to PRPs. As of June 30, 2015, we have not accrued for remedial costs related to the lower Passaic River as we believe Franklin Burlington, based on the currently available information, contributed little to no contamination to the lower Passaic River and we are unable to estimate a liability, if any, given the uncertainties related to this matter, including the fact that the final remedial actions and scope, an allocation to Franklin-Burlington, if any, or a final resolution of the de minimis petition, have not yet been determined.
During the six months ended June 30, 2015 and 2014, PolyOne recognized $3.5 million and $1.8 million, respectively, of expense related to environmental remediation activities. During the six months ended June 30, 2015, we received $0.5 million of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Based on estimates that were prepared by our environmental engineers and consultants, our reserve balance was $119.4 million at June 30, 2015 and $121.1 million at December 31, 2014, for probable future environmental expenditures relating to remediation sites. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2015. However, such additional costs, if any, cannot be currently estimated. Further, future available insurance recoveries associated with these costs have not been accrued.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The remaining guarantee is $18.3 million as of June 30, 2015. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
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

Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments are not designated as a hedge, and therefore, any gain or loss is immediately recognized in the Consolidated Statements of Income.
The increase in the notional amount of foreign currency forwards in 2015 is a result of the increased volatility in foreign exchange rates. The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2015
(In millions)	Notional	Other current assets
Foreign currency forwards	$36.6	$0.1

	December 31, 2014
(In millions)	Notional	Other current assets
Foreign currency forwards	$5.1	$—
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,
(In millions)	2015	2014	Location
Foreign currency forwards - gains (losses)	$0.1	$(0.1)	Other expense, net

	Six Months Ended June 30,
(In millions)	2015	2014	Location
Foreign currency forwards - gains (losses)	$1.1	$(0.1)	Other expense, net

Note 14 — EQUITY
Changes in equity for the three months ended June 30, 2015 and June 30, 2014 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$776.3	$0.9	$777.2
Net income	97.0	0.2	97.2
Other comprehensive income
Translation adjustments	(14.6)	—	(14.6)
Unrecognized gain on available-for-sale securities	0.4	—	0.4
Total comprehensive income	82.8	0.2	83.0
Cash dividend declared	(17.8)	—	(17.8)
Repurchase of common shares	(42.8)	—	(42.8)
Share-based incentive plan activity	0.3	—	0.3
Balance at June 30, 2015	$798.8	$1.1	$799.9

Balance at December 31, 2013	$976.8	$1.7	$978.5
Net income (loss)	61.1	(0.4)	60.7
Other comprehensive income
Translation adjustments	0.4	—	0.4
Total comprehensive income	61.5	(0.4)	61.1
Cash dividend declared	(15.0)	—	(15.0)
Repurchase of common shares	(119.9)	—	(119.9)
Share-based incentive plan activity	8.3	—	8.3
Balance at June 30, 2014	$911.7	$1.3	$913.0
Changes in accumulated other comprehensive loss year-to-date as of June 30, 2015 and 2014 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2015	$(47.7)	$5.2	$0.2	$(42.3)
Translation adjustments	(14.6)	—	—	(14.6)
Unrecognized gain on available-for-sale securities	—	—	0.4	0.4
Balance at June 30, 2015	$(62.3)	$5.2	$0.6	$(56.5)

Balance at January 1, 2014	$(20.2)	$5.2	$0.2	$(14.8)
Translation adjustments	0.4	—	—	0.4
Balance at June 30, 2014	$(19.8)	$5.2	$0.2	$(14.4)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions)
Sales	$887.1	$1,005.5	$1,760.2	$2,007.8
Operating income	80.3	49.4	150.4	105.8
Net income from continuing operations	67.0	30.7	97.2	59.9
Net income attributable to PolyOne common shareholders	$66.8	$31.7	$97.0	$61.1

Results of Operations — The three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales	$887.1	$1,005.5	$(118.4)	(11.8)%	$1,760.2	$2,007.8	$(247.6)	(12.3)%
Cost of sales	701.4	821.0	119.6	14.6%	1,404.7	1,635.1	230.4	14.1%
Gross margin	185.7	184.5	1.2	0.7%	355.5	372.7	(17.2)	(4.6)%
Selling and administrative expense	105.4	135.1	29.7	22.0%	205.1	266.9	61.8	23.2%
Operating income	80.3	49.4	30.9	62.6%	150.4	105.8	44.6	42.2%
Interest expense, net	(16.2)	(15.7)	(0.5)	(3.2)%	(32.3)	(31.2)	(1.1)	(3.5)%
Other expense, net	(0.7)	(0.4)	(0.3)	(75.0)%	(1.4)	(1.4)	—	—%
Income from continuing operations before income taxes	63.4	33.3	30.1	90.4%	116.7	73.2	43.5	59.4%
Income tax benefit (expense)	3.6	(2.6)	6.2	238.5%	(19.5)	(13.3)	(6.2)	(46.6)%
Net income from continuing operations	67.0	30.7	36.3	118.2%	97.2	59.9	37.3	62.3%
Income from discontinued operations, net of income taxes	—	0.8	(0.8)	(100.0)%	—	0.8	(0.8)	(100.0)%
Net income	67.0	31.5	35.5	112.7%	97.2	60.7	36.5	60.1%
Net (income) loss attributable to noncontrolling interests	(0.2)	0.2	(0.4)	(200.0)%	(0.2)	0.4	(0.6)	(150.0)%
Net income attributable to PolyOne common shareholders	$66.8	$31.7	$35.1	110.7%	$97.0	$61.1	$35.9	58.8%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing Operations	$0.75	$0.33			$1.09	$0.64
Discontinued operations	—	0.01			—	0.01
Total	$0.75	$0.34			$1.09	$0.65

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing Operations	$0.74	$0.33			$1.08	$0.63
Discontinued operations	—	0.01			—	0.01
Total	$0.74	$0.34			$1.08	$0.64

Sales
Sales decreased $118.4 million, or 11.8%, in the second quarter of 2015 compared to the second quarter of 2014. Sales declined 5.2% primarily as a result of the ongoing integration of the legacy Spartech businesses. Sales further declined by 4.8% primarily driven by the lower hydrocarbon based raw material cost environment, which negatively impacted the Performance Products and Solutions and PolyOne Distribution segments. Additionally, unfavorable foreign exchange rates reduced sales by 2.7%. Partially offsetting these items was the acquisition of Accella Performance Materials (Accella), which increased sales by 0.9%.
Sales decreased $247.6 million, or 12.3%, in the first half of 2015 compared to the first half of 2014. Sales declined 7.5% primarily as a result of the ongoing integration of the legacy Spartech businesses. Sales further declined by 3.0% primarily driven by the lower hydrocarbon based raw material cost environment, which negatively impacted the Performance Products and Solutions and PolyOne Distribution segments. Additionally, unfavorable foreign exchange rates impacted sales by 2.7%. Partially offsetting these items was the acquisition of Accella, which increased sales by 0.9%.
Cost of sales
As a percent of sales, cost of sales decreased from 81.7% in the second quarter of 2014 to 79.1% in the second quarter of 2015 and from 81.4% in the first half of 2014 to 79.8% in the first half of 2015. This is primarily a result of lower Spartech-related restructuring charges in 2015 along with improved mix within the Global Color, Additives and Inks and Global Specialty Engineered Materials specialty segments.

Selling and administrative expense
The decrease in selling and administrative expense of $29.7 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was driven primarily by a $10.8 million decrease in restructuring charges, a $5.1 million reduction as a result of foreign currency, driven primarily by the weaker Euro, and the remaining balance is primarily due to restructuring benefits and lower compensation costs. The decrease in selling and administrative expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 of $61.8 million was driven primarily by a $15.0 million decrease in restructuring charges, a $9.4 million reduction as a result of foreign currency, driven primarily by the weaker Euro, and the remaining balance is primarily due to restructuring benefits and lower compensation costs.
Interest expense, net
Interest expense, net increased in the second quarter and first half of 2015, as compared to the second quarter and first half of 2014. This increase is driven by the increase in borrowings on our revolving credit facility during the second quarter and first half of 2015.
Income taxes
In the second quarter of 2015, we recognized an overall income tax benefit of $3.6 million. The overall benefit was driven by a tax benefit of $26.0 million from our plan to amend our U.S. federal income tax returns from 2005 through 2012 to use foreign tax credits. Excluding this item, our effective tax rate was 35.3%.
The effective tax rate for the second quarter of 2014 was 7.8%. The rate for the second quarter of 2014 was favorably impacted by a tax benefit of $5.4 million associated with our investments in certain foreign affiliates, which resulted in a 16.2 percentage point reduction to our rate and a favorable adjustment of $1.9 million related to the amendment of certain state returns, which resulted in a 5.7 percentage point reduction to our rate. These items favorably impacted our rate 21.9 percentage points for the second quarter of 2014.
The effective tax rate for the first half of 2015 was 16.7%. This rate was favorably impacted by a $29.4 million benefit, which reduced our rate by 25.2 percentage points, as a result of our plan to amend U.S. Federal income tax returns from 2004 through 2012 to use foreign tax credits. Additionally, we recognized an unfavorable adjustment of $7.9 million as a result of foreign court rulings during the first quarter of 2015 that affected tax positions taken in prior years and negatively impacted our rate 6.8 percentage points. These items resulted in a net favorable 18.4 percentage point impact to our rate in the first half of 2015.
The effective tax rate for the first half of 2014 was 18.2%. This rate was favorably impacted by the items noted above for the second quarter of 2014, which reduced our rate by 10.0 percentage points for the first half of 2014. Additionally, in the first quarter of 2014 we recognized a benefit of $4.0 million related to settlements with U.S. and foreign tax authorities, which reduced our rate by 5.5 percentage points for the first half of 2014. These items favorably impacted our rate by 15.5 percentage points for the first half of 2014.

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
Our segments are further discussed in Note 11, Segment Information, to the accompanying consolidated financial statements.

Sales and Operating Income — The three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales:
Global Color, Additives and Inks	$217.4	$228.7	$(11.3)	(4.9)%	$425.9	$448.3	$(22.4)	(5.0)%
Global Specialty Engineered Materials	139.7	157.8	(18.1)	(11.5)%	281.6	315.2	(33.6)	(10.7)%
Designed Structures and Solutions	111.6	164.0	(52.4)	(32.0)%	230.7	337.6	(106.9)	(31.7)%
Performance Products and Solutions	190.3	211.2	(20.9)	(9.9)%	366.2	418.8	(52.6)	(12.6)%
PolyOne Distribution	266.8	287.0	(20.2)	(7.0)%	532.5	571.1	(38.6)	(6.8)%
Corporate and eliminations	(38.7)	(43.2)	4.5	10.4%	(76.7)	(83.2)	6.5	7.8%
Total Sales	$887.1	$1,005.5	$(118.4)	(11.8)%	$1,760.2	$2,007.8	$(247.6)	(12.3)%

Operating income:
Global Color, Additives and Inks	$39.6	$37.7	$1.9	5.0%	$73.4	$68.1	$5.3	7.8%
Global Specialty Engineered Materials	20.1	18.9	1.2	6.3%	43.2	37.2	6.0	16.1%
Designed Structures and Solutions	4.5	12.9	(8.4)	(65.1)%	7.7	24.1	(16.4)	(68.0)%
Performance Products and Solutions	16.3	17.6	(1.3)	(7.4)%	27.8	33.6	(5.8)	(17.3)%
PolyOne Distribution	19.1	17.3	1.8	10.4%	34.8	34.5	0.3	0.9%
Corporate and eliminations	(19.3)	(55.0)	35.7	64.9%	(36.5)	(91.7)	55.2	60.2%
Total Operating Income	$80.3	$49.4	$30.9	62.6%	$150.4	$105.8	$44.6	42.2%

Operating income as a percentage of sales:
Global Color, Additives and Inks	18.2%	16.5%	1.7	% points	17.2%	15.2%	2.0	% points
Global Specialty Engineered Materials	14.4%	12.0%	2.4	% points	15.3%	11.8%	3.5	% points
Designed Structures and Solutions	4.0%	7.9%	(3.9)	% points	3.3%	7.1%	(3.8)	% points
Performance Products and Solutions	8.6%	8.3%	0.3	% points	7.6%	8.0%	(0.4)	% points
PolyOne Distribution	7.2%	6.0%	1.2	% points	6.5%	6.0%	0.5	% points
Total	9.1%	4.9%	4.2	% points	8.5%	5.3%	3.2	% points
Global Color, Additives and Inks
Sales decreased $11.3 million, or 4.9%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to unfavorable foreign exchange rate impacts of 7.0% and 6.1% primarily as a result of integration of the legacy Spartech businesses. Partially offsetting these decreases were sales increases of 4.1% due to the Accella acquisition and mix improvements of 4.1%. Sales decreased $22.4 million, or 5.0%, in the first half of 2015 compared to the first half of 2014 primarily due to unfavorable foreign exchange rate impacts of 7.2% and 5.0% primarily as a result of integration of the legacy Spartech businesses. Partially offsetting these decreases were sales increases of 4.1% due to the Accella acquisition and mix improvements of 3.1%.

Operating income increased $1.9 million in the second quarter of 2015 as compared to the second quarter of 2014 and $5.3 million for the first half of 2015 as compared to the first half of 2014. These increases were driven primarily by improved mix and cost saving benefits from 2014 restructuring actions.
Global Specialty Engineered Materials
Sales decreased $18.1 million, or 11.5%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to an unfavorable foreign exchange rate impact of 6.5%, while the remaining reduction is primarily a result of integration of the legacy Spartech businesses and exiting unprofitable business in Brazil. Sales decreased $33.6 million, or 10.7%, in the first half of 2015 compared to the first half of 2014. Sales decreased 6.6% as a result of integration of the legacy Spartech businesses along with exiting unprofitable business in Brazil and an unfavorable foreign exchange rate impact of 6.5%. Partially offsetting these items was improved mix of 2.4%.
Operating income increased $1.2 million in the second quarter of 2015 as compared to the second quarter of 2014 and $6.0 million for the first half of 2015 as compared to the first half of 2014. These increases were driven primarily by margin expansion from improved mix and lower selling, general and administrative expenses resulting from the closure of our Brazil facilities in June 2014.
Designed Structures and Solutions
Sales decreased $52.4 million, or 32.0%, in the second quarter of 2015 compared to the second quarter of 2014 and $106.9 million, or 31.7%, in the first half of 2015 compared to the first half of 2014 primarily as a result of ongoing integration of the legacy Spartech businesses.
Operating income decreased $8.4 million in the second quarter of 2015 as compared to the second quarter of 2014 and $16.4 million for the first half of 2015 as compared to the first half of 2014, driven primarily by the decline in sales and costs associated with improving quality, operational efficiency and on-time delivery.
Performance Products and Solutions
Sales decreased $20.9 million, or 9.9%, in the second quarter of 2015 as compared to the second quarter of 2014. This decrease was a result of lower hydrocarbon based raw material costs which reduced sales 7.0% and integration of the legacy Spartech businesses which impacted sales 2.9%. Sales decreased $52.6 million, or 12.6%, in the first half of 2015 compared to the first half of 2014. This decrease was a result of customer destocking in the first quarter of 2015 driven by the current lower hydrocarbon based raw material cost environment. Additionally, sales volume declined 6.2%, primarily a result of integration of the legacy Spartech businesses.
Operating income decreased $1.3 million in the second quarter of 2015 as compared to the second quarter of 2014 and $5.8 million for the first half of 2015 as compared to the first half of 2014 driven by decreased sales and unfavorable pricing and mix.
PolyOne Distribution
Sales decreased $20.2 million, or 7.0%, in the second quarter of 2015 as compared to the second quarter of 2014. Sales declined 7.7%, driven primarily by lower selling prices associated with lower hydrocarbon based raw material costs. Volume increases of 0.7% partially offset this decrease. Sales decreased $38.6 million, or 6.8%, in the first half of 2015 compared to the first half of 2014. This was due to customer destocking and lower selling price associated with lower hydrocarbon based raw material costs, which impacted sales by 5.2% while lower volumes driven by customer destocking in the first quarter reduced sales 1.5%.
Operating income increased $1.8 million in the second quarter of 2015 as compared to the second quarter of 2014 as a result of volume increases and lower selling and administrative costs. Operating income increased $0.3 million for the first half of 2015 as compared to the first half of 2014 as a result of lower selling and administrative costs.
Corporate and Eliminations
Corporate and eliminations decreased $35.7 million in the second quarter of 2015 as compared to the second quarter of 2014. This was primarily due to lower restructuring charges of $27.6 million and an $11.4 million decrease in compensation costs.
Corporate and eliminations decreased $55.2 million in the second half of 2015 as compared to the second half of 2014. This was primarily due to lower restructuring charges of $34.9 million and a $19.6 million decrease in compensation costs.
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

The following table summarizes our liquidity as of June 30, 2015 and December 31, 2014:

(In millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$236.8	$238.6
Revolving credit availability	249.7	236.4
Liquidity	$486.5	$475.0
As of June 30, 2015, approximately 90% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014.
Operating Activities — In the six months ended June 30, 2015, net cash provided by operating activities was $59.9 million as compared to net cash provided by operating activities of $43.8 million for the six months ended June 30, 2014. The increase in net cash provided by operating activities of $16.1 million was primarily driven by improved working capital of $14.6 million and lower tax payments $15.5 million. Partially offsetting these items were increased pension contributions of $4.7 million.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the second quarter of 2015 decreased to 9.8% compared to 10.1% for the second quarter of 2014. Days sales outstanding for the second quarter of 2015 was 44.8 compared to 45.5 for the second quarter of 2014.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2015 of $37.2 million reflects $39.1 million of capital expenditures partially offset by proceeds from the sale of other assets of $1.9 million.
Net cash used by investing activities during the six months ended June 30, 2014 of $10.7 million reflects $38.0 million of capital expenditures partially offset by the third and final earn-out payment from the sale of our 50% equity investment in SunBelt Chlor Alkali Partnership (Sunbelt) of $26.8 million.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2015 of $22.1 million reflects $42.8 million of repurchases of our outstanding common shares and $17.9 million of dividends paid. These cash outflows were partially offset by net borrowings of $34.4 million under our revolving credit facility and a $4.2 million benefit related to the exercise of employee equity awards.
Net cash used by financing activities for the six months ended June 30, 2014 of $136.7 million reflects repurchases of $119.9 million of our outstanding common shares, cash dividends paid of $15.1 million and repayment of long-term debt of $8.0 million. These cash outflows more than offset the tax benefit of $6.3 million related to the exercise of employee equity awards.

Debt
As of June 30, 2015, debt totaled $1,058.2 million. Aggregate maturities of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2015	$61.8
2016 & 2017	0.1
2018	79.4
2019	0.1
Thereafter	916.8
Aggregate maturities	$1,058.2
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins varies based on the Company’s daily average excess availability during the previous quarter. The weighted average interest rate under this facility for the three and six months ended June 30, 2015 was 2.42% and 2.40%, respectively.
As of June 30, 2015, we were in compliance with all covenants, had $79.4 million outstanding borrowings and had availability of $247.0 million under this facility.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank with an interest rate equal to the Saudi Arabia Interbank Offered Rate (SAIBOR) plus a fixed rate of 0.85%. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia and is subject to an annual renewal. As of June 30, 2015, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.71%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The amount of the guarantee is $18.3 million as of June 30, 2015. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2015, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2014.

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

•
the ability to successfully integrate acquired companies into our operations, retain the management teams of acquired companies, and retain relationships with customers of acquired companies, including, without limitation, Spartech and Accella;

•	information systems failures and cyberattacks; and

•	other factors described in our annual report on Form 10-K for the year ended December 31, 2014 under Item 1A, “Risk Factors.”
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-

looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	8,175,734
May 1 to May 31	586,729	39.63	586,729	7,589,005
June 1 to June 30	—	—	—	7,589,005
Total	586,729	$39.63	586,729

(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 24, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. As of June 30, 2015, approximately 7.6 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. Exhibits
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2015	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2014, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto

10.2
Second Amendment to Amended and Restated Credit Agreement, dated as of June 3, 2015, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party

10.3
Third Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2015, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto

10.4
Amended and Restated PolyOne Corporation 2010 Equity and Performance Incentive Plan (Appendix B to the Registrant’s definitive proxy statement on Schedule 14A filed on April 3, 2015, File No. 001-16091, and incorporated herein by reference and made a part hereof)

10.5
Amended and Restated PolyOne Corporation Senior Executive Annual Incentive Plan (Appendix C to the Registrant’s definitive proxy statement on Schedule 14A filed on April 3, 2015, File No. 001-16091, and incorporated herein by reference and made a part hereof)

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