Form 10-Q
period 2015-09-30
POLYONE CORP
filed 2015-10-27
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of September 30, 2015 was 86,287,381.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$841.6	$958.4	$2,601.8	$2,966.2
Cost of sales	672.5	775.8	2,077.2	2,410.9
Gross margin	169.1	182.6	524.6	555.3
Selling and administrative expense	99.9	119.0	305.0	385.9
Operating income	69.2	63.6	219.6	169.4
Interest expense, net	(16.2)	(15.4)	(48.5)	(46.6)
Other expense, net	(1.6)	(1.8)	(3.0)	(3.2)
Income from continuing operations before income taxes	51.4	46.4	168.1	119.6
Income tax expense	(6.9)	(14.1)	(26.4)	(27.4)
Net income from continuing operations	44.5	32.3	141.7	92.2
Income from discontinued operations, net of income taxes	—	0.4	—	1.2
Net Income	44.5	32.7	141.7	93.4
Net (income) loss attributable to noncontrolling interests	—	—	(0.2)	0.4
Net income attributable to PolyOne common shareholders	$44.5	$32.7	$141.5	$93.8

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing Operations	$0.51	$0.35	$1.60	$0.99
Discontinued operations	—	0.01	—	0.02
Total	$0.51	$0.36	$1.60	$1.01

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing Operations	$0.50	$0.35	$1.58	$0.98
Discontinued operations	—	—	—	0.01
Total	$0.50	$0.35	$1.58	$0.99

Weighted-average shares used to compute earnings per common share:
Basic	87.5	91.8	88.5	93.1
Diluted	88.4	93.1	89.4	94.3

Cash dividends declared per share of common stock	$0.10	$0.08	$0.30	$0.24
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$44.5	$32.7	$141.7	$93.4
Other comprehensive income
Translation adjustments	(9.2)	(16.0)	(23.8)	(15.6)
Unrealized loss on available-for-sale securities	(0.4)	—	—	—
Total comprehensive income	34.9	16.7	117.9	77.8
Comprehensive (income) loss attributable to noncontrolling interests	—	—	(0.2)	0.4
Comprehensive income attributable to PolyOne common shareholders	$34.9	$16.7	$117.7	$78.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$235.7	$238.6
Accounts receivable, net	407.3	396.8
Inventories, net	285.9	309.0
Other current assets	82.8	98.3
Total current assets	1,011.7	1,042.7
Property, net	574.5	596.7
Goodwill	591.0	590.6
Intangible assets, net	345.9	362.7
Other non-current assets	114.3	118.5
Total assets	$2,637.4	$2,711.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$61.8	$61.8
Accounts payable	374.6	365.9
Accrued expenses and other current liabilities	125.2	173.5
Total current liabilities	561.6	601.2
Non-current liabilities:
Long-term debt	1,038.0	962.0
Pension and other post-retirement benefits	69.6	103.7
Deferred income taxes	68.4	88.8
Other non-current liabilities	150.8	178.3
Total non-current liabilities	1,326.8	1,332.8
Shareholders’ equity:
PolyOne shareholders’ equity	747.9	776.3
Noncontrolling interests	1.1	0.9
Total equity	749.0	777.2
Total liabilities and shareholders’ equity	$2,637.4	$2,711.2
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$141.7	$93.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.8	76.0
Accelerated depreciation and fixed asset charges associated with restructuring activities	16.1	25.9
Provision for doubtful accounts	0.1	0.2
Share-based compensation expense	6.0	11.4
Gain on sale of business	—	(1.2)
Change in assets and liabilities:
Increase in accounts receivable	(18.5)	(37.9)
Decrease in inventories	18.9	30.3
Increase in accounts payable	15.0	26.3
Decrease in pension and other post-retirement benefits	(32.1)	(24.3)
Decrease in accrued expenses and other assets and liabilities - net	(92.4)	(68.3)
Net cash provided by operating activities	128.6	131.8
Investing Activities
Capital expenditures	(61.6)	(60.7)
Proceeds from sale of equity affiliate and other assets	1.9	28.2
Net cash used by investing activities	(59.7)	(32.5)
Financing Activities
Repayment of debt	—	(8.0)
Borrowings under credit facilities	781.7	21.7
Repayments under credit facilities	(705.7)	(20.9)
Purchase of common shares	(117.8)	(175.0)
Exercise of share awards	4.3	6.8
Cash dividends paid	(26.8)	(22.5)
Net cash used by financing activities	(64.3)	(197.9)
Effect of exchange rate changes on cash	(7.5)	(3.0)
Decrease in cash and cash equivalents	(2.9)	(101.6)
Cash and cash equivalents at beginning of period	238.6	365.2
Cash and cash equivalents at end of period	$235.7	$263.6
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
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2015.
Accounting Standards Not Yet Adopted
In July 2015, the Financial Accounting Standards Board (FASB) issued Auditing Standards Update 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (ASU 2015-11), which applies to inventory measured using first-in, first out (FIFO) or average cost. This update proscribes that an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements, but does not expect this standard to have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued Auditing Standards Update 2015-03, "Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. The Company will adopt ASU 2015-03 no later than the required date of January 1, 2016. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company on January 1, 2018. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its Consolidated Financial Statements.
Note 2 — BUSINESS COMBINATIONS
On December 1, 2014, the Company acquired the specialty assets of Accella Performance Materials (Accella), a leading North American manufacturer of liquid polymer formulations, for $47.2 million, net of cash acquired. The results of operations of Accella were included in the Company’s Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Global Color, Additives and Inks segment. The final purchase price allocation resulted in goodwill of $24.7 million and intangible assets of $16.0 million. Goodwill recognized as a result of this acquisition is deductible for tax purposes.

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2015 and December 31, 2014, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Global Specialty Engineered Materials	Global Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2013	$99.9	$310.2	$136.3	$11.0	$1.6	$559.0
Acquisitions of businesses	—	23.5	8.4	0.2	—	32.1
Currency translation and other adjustments	(0.5)	—	—	—	—	(0.5)
Balance December 31, 2014	$99.4	$333.7	$144.7	$11.2	$1.6	$590.6
Acquisitions of businesses	—	2.0	—	—	—	2.0
Currency translation and other adjustments	(1.5)	(0.1)	—	—	—	(1.6)
Balance September 30, 2015	$97.9	$335.6	$144.7	$11.2	$1.6	$591.0
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$196.3	$(39.6)	$—	$156.7
Patents, technology and other	136.3	(43.1)	(0.3)	92.9
Indefinite-lived trade names	96.3	—	—	96.3
Total	$428.9	$(82.7)	$(0.3)	$345.9

	As of December 31, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$198.1	$(32.6)	$—	$165.5
Patents, technology and other	132.9	(35.3)	(0.1)	97.5
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.7	$(67.9)	$(0.1)	$362.7
Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS

In August 2015, PolyOne determined it would close its Granby, Quebec, Canada facility and upgrade certain equipment at other Design Structure and Solution segment locations. These actions were taken to streamline production, improve quality and gain operational efficiencies. The Company recognized $10.5 million of charges related to these actions during the three months ended September 30, 2015. These costs include $8.7 million of asset-related charges, including accelerated depreciation and asset write-offs, and cash charges of $1.8 million primarily related to severance. We expect cash savings of approximately $2.0 million annually as a result of these actions, beginning in the fourth quarter of 2015. These savings will be reflected within our Designed Structures and Solutions segment. We expect to incur approximately $3.0 million of additional cash charges, primarily in the fourth quarter of 2015, related to these actions.

In June 2014, PolyOne determined it would close its Diadema and Joinville, Brazil facilities that were acquired in 2011 with the acquisition of Uniplen Industria de Polimeros Ltda. These actions were taken to streamline operations and improve our financial performance in Brazil. We recognized $0.1 million and $2.9 million related to these actions for the three months ended September 30, 2015 and 2014, respectively, and $0.8 million and $17.2 million for the nine months ended September 30, 2015 and 2014, respectively. Total costs of $17.8 million in connection with these actions include $11.2 million of asset-related charges, $2.7 million of severance and $3.9 million of other associated costs. Of the total charges, approximately $6.0 million represent the cash costs. Annual savings, as a result of these actions, of approximately $4.5 million were achieved and are primarily reflected within our Global

Specialty Engineered Materials segment. We do not expect the remaining charges related to these actions to have a material impact to our consolidated financial statements going forward.
In 2013, PolyOne determined it would close seven former Spartech Corporation (Spartech) manufacturing facilities and one administrative office and relocate operations to other PolyOne facilities. The closure of these manufacturing facilities are part of the Company’s efforts to improve service, on time delivery and quality as we align assets with our customers' needs. In addition to these actions, PolyOne incurred severance costs related to former Spartech executives and other employees, as well as fixed asset-related charges and other ongoing costs associated with restructuring actions that were underway prior to PolyOne's acquisition of Spartech.
Since the date of acquisition, the Company has incurred $120.8 million of charges in connection with these Spartech actions. Costs include $47.0 million of asset-related charges, including accelerated depreciation and asset write-offs, and total cash charges of $73.8 million, including $25.9 million for severance and $47.9 million of other associated costs. Of the total cash charges, approximately $63.0 million relates to manufacturing realignment actions initiated by the Company. Annual savings, as a result of such actions, of approximately $30.0 million are reflected within our results of operations, including approximately $15.0 million within our Designed Structures and Solutions segment and the remaining $15.0 million within our Global Color, Additives and Inks, Global Specialty Engineered Materials and Performance Products and Solutions segments. These savings are in-line with our expectations and we do not expect additional charges or benefits related to these actions to have a material impact to our consolidated financial statements going forward.
The table below summarizes restructuring activity related to Spartech.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Associated Costs	Total
Accrual balance at December 31, 2012	$—	$—	$—	$—
Charged to expense	13.6	21.1	9.4	44.1
Cash payments	—	(6.0)	(9.4)	(15.4)
Non-cash utilization	(13.6)	—	—	(13.6)
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charged to expense	27.3	5.1	27.3	59.7
Cash payments	—	(17.5)	(27.3)	(44.8)
Non-cash utilization	(27.3)	—	—	(27.3)
Accrual balance at December 31, 2014	$—	$2.7	$—	$2.7
Charged to expense	5.3	(0.3)	4.3	9.3
Cash payments	—	(1.6)	(4.3)	(5.9)
Non-cash utilization	(5.3)	—	—	(5.3)
Accrual balance at March 31, 2015	$—	$0.8	$—	$0.8
Charged to expense	0.8	—	4.9	5.7
Cash payments	—	(0.3)	(4.9)	(5.2)
Non-cash utilization	(0.8)	—	—	(0.8)
Accrual balance at June 30, 2015	$—	$0.5	$—	$0.5
Charged to expense	—	—	2.0	2.0
Cash payments	—	(0.2)	(2.0)	(2.2)
Non-cash utilization	—	—	—	—
Accrual balance at September 30, 2015	$—	$0.3	$—	$0.3
In addition to the actions noted above, there were $1.1 million and $3.5 million of other restructuring charges recognized, respectively, in the three and nine months ended September 30, 2015.

During the three months ended September 30, 2015, we recognized total employee separation and restructuring charges of $13.7 million, of which $11.6 million was recognized within Cost of goods sold and $2.1 million within Selling and administrative expenses. During the three months ended September 30, 2014, we recognized total employee separation and restructuring charges of $17.9 million, of which $7.8 million was recognized within Cost of goods sold and $10.1 million within Selling and administrative expenses.

During the nine months ended September 30, 2015, we recognized total employee separation and restructuring charges of $31.8 million, of which $24.8 million was recognized within Cost of goods sold and $7.0 million within Selling and administrative expenses. During the nine months ended September 30, 2014, we recognized total employee separation and restructuring charges of $70.9 million, of which $40.9 million was recognized within Cost of goods sold and $30.0 million within Selling and administrative expenses.
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	September 30, 2015	December 31, 2014
Finished products	$174.2	$187.8
Work in process	4.5	4.1
Raw materials and supplies	107.2	117.1
Inventories, net	$285.9	$309.0
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	September 30, 2015	December 31, 2014
Land	$46.7	$49.2
Buildings	311.6	309.2
Machinery and equipment	1,098.3	1,077.2
Property, gross	1,456.6	1,435.6
Less accumulated depreciation and amortization	(882.1)	(838.9)
Property, net	$574.5	$596.7

Depreciation expense was $63.5 million for the nine months ended September 30, 2015 and $84.5 million for the nine months ended September 30, 2014. Included in depreciation expense is accelerated depreciation of $4.6 million and $22.9 million during the nine months ended 2015 and 2014, respectively, related to restructuring actions.
Note 7 — INCOME TAXES
The income tax provision includes U.S. federal, state and local, and foreign income taxes. During the third quarter and first nine months of 2015, the Company’s effective tax rate was 13.4% and 15.7%, respectively, compared to 30.4% and 22.9%, respectively, for the comparable periods of 2014. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision.

A reconciliation of the federal statutory rate to the consolidated effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Income tax expense at 35%	$18.0	$16.2	$58.8	$41.9
Uncertain tax positions	(7.5)	(0.8)	0.6	0.2
Foreign tax credits from amending prior returns	(1.0)	—	(30.4)	—
Tax benefits on certain foreign investments	—	(5.1)	—	(10.5)
Changes in valuation allowances	0.4	3.5	0.4	7.5
Tax settlements	—	—	—	(4.0)
Other, net	(3.0)	0.3	(3.0)	(7.7)
Income Tax Expense	$6.9	$14.1	$26.4	$27.4

Effective Income Tax Rate	13.4%	30.4%	15.7%	22.9%
The effective tax rates for all periods differed from the U.S. federal statutory rate primarily as a result of the significant items described below and permanent items, including state and local income taxes, foreign rate differences, and the impact of intraperiod tax allocations, as reflected in the Other, net line in the table above. The increased benefit of $3.3 million in the Other, net line for the third quarter of 2015 primarily relates to a $1.0 million increase in the estimated domestic production activities deduction compared to 2014, a $1.6 million favorable change related to a legal entity consolidation in a foreign jurisdiction with the remaining items being individually not material. For the nine months ended September 30, 2015, the decrease in Other, net of $4.7 million as compared to the nine months ended September 30, 2014 reflects a $1.9 million favorable adjustment in 2014 related to amended state tax returns, unfavorable state tax adjustments of $1.0 million in 2015, primarily as a result of a court ruling, and the remaining difference primarily related to higher state and local tax expense due to increased domestic pre-tax income.
2015 Significant items
The $7.5 million benefit related to uncertain tax positions for the three months ended September 30, 2015 primarily relates to the reversal of an uncertain tax position due to the expiration of the statute of limitations. The expense of $0.6 million for the nine months ended September 30, 2015 is primarily due to an unfavorable foreign court ruling during the first quarter of 2015, which settled an uncertain tax position taken in a prior year, offsetting the benefit in the third quarter.
We recognized benefits of $1.0 million and $30.4 million for the three and nine months ended September 30, 2015, respectively, as a result of amending U.S. federal income tax returns from 2004 through 2012 to use foreign tax credits.
2014 Significant items
Tax benefits of $5.1 million and $10.5 million on certain foreign investments for the three and nine months ended September 30, 2014, respectively, related to the write-off of our investment in certain Brazil subsidiaries for tax purposes and operating losses primarily as a result of restructuring actions to close certain Brazil facilities discussed in Note 4, Employee Separation and Restructuring Costs.
Changes in valuation allowances of $3.5 million and $7.5 million for the three and nine months ended September 30, 2014, respectively, related to certain foreign subsidiaries as a result of cumulative operating losses in those jurisdictions.
Uncertain tax positions
The Company records provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes.

A reconciliation of unrecognized tax benefits for September 30, 2015 is as follows:

Unrecognized Tax Benefits
(In millions)	2015
Balance as of January 1	$28.6
Increases as a result of positions taken during prior years	12.9
Decreases as a result of lapse of statute of limitations	(13.1)
Decreases relating to settlements with taxing authorities	(16.9)
Other	0.6
Balance as of September 30	$12.1
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of September 30, 2015 and December 31, 2014, we had $4.5 million and $8.6 million accrued for interest and penalties, respectively for each period, which are not reflected in the table above. The settlements were primarily associated with the unfavorable foreign court ruling discussed above.

Note 8 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Weighted-average common shares outstanding – basic	87.5	91.8	88.5	93.1
Plus dilutive impact of share-based compensation	0.9	1.3	0.9	1.2
Weighted-average common shares – diluted	88.4	93.1	89.4	94.3
For the three months ended September 30, 2015 and 2014, 0.2 million and 0.3 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.
For the nine months ended September 30, 2014, 0.4 million of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. No such equity-based awards were anti-dilutive for the computation of diluted earnings per common share for the nine months ended September 30, 2015.
Note 9 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Service cost	$0.4	$0.5	$1.3	$1.4
Interest cost	5.3	6.3	16.0	18.8
Expected return on plan assets	(8.2)	(8.1)	(24.6)	(24.2)
Net periodic benefit gains	$(2.5)	$(1.3)	$(7.3)	$(4.0)

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest cost	$0.1	$0.2	$0.4	$0.5
Net periodic benefit costs	$0.1	$0.2	$0.4	$0.5

Note 10 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

(Dollars in millions)	September 30, 2015	December 31, 2014
7.500% debentures due 2015	$48.7	$48.7
Revolving credit facility due 2018	121.0	45.0
7.375% senior notes due 2020	316.6	316.6
5.250% senior notes due 2023	600.0	600.0
Other debt	13.5	13.5
Total long-term debt	1,099.8	1,023.8
Less current portion	61.8	61.8
Total long-term debt, net of current portion	$1,038.0	$962.0
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three and nine months ended September 30, 2015 were 2.49% and 2.44%, respectively.
As of September 30, 2015, we were in compliance with all covenants, had $121.0 million of outstanding borrowings and had availability of $182.9 million under this facility.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of September 30, 2015, letters of credit under the credit line were $0.3 million and borrowings were $13.1 million with an interest rate of 1.70%.
The estimated fair value of PolyOne’s debt instruments at September 30, 2015 and December 31, 2014 was $1,073.2 million and $1,045.4 million, respectively, compared to carrying values of $1,099.8 million and $1,023.8 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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

Segment information for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$198.9	$199.9	$34.5	$207.4	$212.0	$30.1
Global Specialty Engineered Materials	123.6	136.0	20.0	135.3	145.8	18.4
Designed Structures and Solutions	109.3	112.4	4.3	152.1	152.3	13.1
Performance Products and Solutions	154.3	175.2	16.1	187.2	213.0	17.8
PolyOne Distribution	255.5	259.5	17.6	276.4	280.5	18.7
Corporate and eliminations	—	(41.4)	(23.3)	—	(45.2)	(34.5)
Total	$841.6	$841.6	$69.2	$958.4	$958.4	$63.6

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Global Color, Additives and Inks	$618.7	$625.8	$107.9	$647.3	$660.3	$98.2
Global Specialty Engineered Materials	382.2	417.6	63.2	428.0	461.0	55.6
Designed Structures and Solutions	339.4	343.1	12.0	489.3	489.9	37.2
Performance Products and Solutions	480.7	541.4	43.9	560.2	631.8	51.4
PolyOne Distribution	780.8	792.0	52.4	841.4	851.6	53.2
Corporate and eliminations	—	(118.1)	(59.8)	—	(128.4)	(126.2)
Total	$2,601.8	$2,601.8	$219.6	$2,966.2	$2,966.2	$169.4

	Total Assets
(In millions)	September 30, 2015	December 31, 2014
Global Color, Additives and Inks	$930.2	$937.7
Global Specialty Engineered Materials	360.3	370.5
Designed Structures and Solutions	461.8	490.2
Performance Products and Solutions	253.0	265.5
PolyOne Distribution	219.4	214.2
Corporate and eliminations	412.7	433.1
Total assets	$2,637.4	$2,711.2

Note 12 — COMMITMENTS AND CONTINGENCIES
Environmental — We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the investigation and remediation of certain environmental sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial position, results of operations or cash flows.
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
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). The USEPA required certain changes to the remedial investigation report and provided a final report in the third quarter of 2015. Additionally, in the third quarter of 2015, the USEPA assumed responsibility for the completion of the feasibility study. We continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.
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
In April 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the lower Passaic River. The Cooperating Parties, along with other interested parties, have submitted comments, and the USEPA is currently reviewing the comments. In February 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report for the lower Passaic River. In March 2015, Franklin-Burlington, along with nine other PRPs, submitted a de minimis settlement petition to the USEPA, asserting the ten entities contributed little or no impact to the lower Passaic River and seeking a meeting to commence settlement discussions. In response, the USEPA stated that it views the issuance of a Record of Decision for the Focused Feasibility Study, expected in late 2015, as the appropriate time for de minimis discussions. In April 2015, the Cooperating Parties submitted a feasibility study to the USEPA. The feasibility study does not contemplate who is responsible for remediation nor does it determine how such costs will be allocated to PRPs.
As of September 30, 2015, we have not accrued for remedial costs related to the lower Passaic River as we believe Franklin-Burlington, based on the currently available information, contributed little to no contamination to the lower Passaic River and we are unable to estimate a liability, if any, given the uncertainties related to this matter, including the fact that the final remedial actions and scope, an allocation to Franklin-Burlington, if any, or a final resolution of the de minimis petition, have not yet been determined.
During the nine months ended September 30, 2015 and 2014, PolyOne recognized $7.8 million and $7.7 million, respectively, of expense related to environmental remediation activities. During the nine months ended September 30, 2015 and 2014, we received $2.6 million and $1.6 million, respectively, of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our aggregate environmental reserve balance was $120.6 million at September 30, 2015 and $121.1 million at December 31, 2014. The accruals represent our best estimate of the remaining probable remediation costs, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2015. However, such additional costs, if any, cannot be currently estimated. Further, future available insurance recoveries associated with these costs have not been accrued.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The remaining guarantee is $18.3 million as of September 30, 2015 and will be reduced by $6.1 million annually until December 2017. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Note 13 — DERIVATIVE INSTRUMENTS
When translating results from foreign operations into U.S. dollars, we are subject to foreign exchange related risks in our operating results. We are also exposed to foreign exchange risk arising from intercompany transactions denominated in various foreign currencies that are subject to foreign exchange rate movement. To mitigate these risks, we enter into currency forward contracts. The counterparties to these instruments are financial institutions with strong credit ratings. PolyOne maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. These instruments have not been designated for hedge accounting, and therefore, any gain or loss is immediately recognized in the Consolidated Statements of Income.
As noted in the table below, the increase in the notional amount of foreign currency forwards in 2015 is a result of the increased volatility in foreign exchange rates, which led to the Company entering into more foreign currency contracts. The fair value of derivative financial instruments recorded in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2015
(In millions)	Notional	Other current assets
Foreign currency forwards	$37.4	$(0.1)

	December 31, 2014
(In millions)	Notional	Other current assets
Foreign currency forwards	$5.1	$—
The effects of derivative instruments on our Condensed Consolidated Statements of Income are as follows:

	Three Months Ended September 30,
(In millions)	2015	2014	Location
Foreign currency forwards - (losses) gains	$(0.1)	$0.9	Other expense, net

	Nine Months Ended September 30,
(In millions)	2015	2014	Location
Foreign currency forwards - gains	$1.0	$0.8	Other expense, net

Note 14 — EQUITY
Changes in equity for the nine months ended September 30, 2015 and September 30, 2014 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$776.3	$0.9	$777.2
Net income	141.5	0.2	141.7
Other comprehensive income
Translation adjustments	(23.8)	—	(23.8)
Total comprehensive income	117.7	0.2	117.9
Cash dividend declared	(26.8)	—	(26.8)
Repurchase of common shares	(121.5)	—	(121.5)
Share-based incentive plan activity	2.2	—	2.2
Balance at September 30, 2015	$747.9	$1.1	$749.0

Balance at December 31, 2013	$976.8	$1.7	$978.5
Net income (loss)	93.8	(0.4)	93.4
Other comprehensive income
Translation adjustments	(15.6)	—	(15.6)
Total comprehensive income	78.2	(0.4)	77.8
Cash dividend declared	(22.3)	—	(22.3)
Repurchase of common shares	(175.0)	—	(175.0)
Share-based incentive plan activity	9.0	—	9.0
Balance at September 30, 2014	$866.7	$1.3	$868.0
Changes in accumulated other comprehensive loss year-to-date as of September 30, 2015 and 2014 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2015	$(47.7)	$5.2	$0.2	$(42.3)
Translation adjustments	(23.8)	—	—	(23.8)
Balance at September 30, 2015	$(71.5)	$5.2	$0.2	$(66.1)

Balance at January 1, 2014	$(20.2)	$5.2	$0.2	$(14.8)
Translation adjustments	(15.6)	—	—	(15.6)
Balance at September 30, 2014	$(35.8)	$5.2	$0.2	$(30.4)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income from continuing operations and net income attributable to PolyOne common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions)
Sales	$841.6	$958.4	$2,601.8	$2,966.2
Operating income	69.2	63.6	219.6	169.4
Net income from continuing operations	44.5	32.3	141.7	92.2
Net income attributable to PolyOne common shareholders	44.5	32.7	141.5	93.8

Results of Operations — The three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales	$841.6	$958.4	$(116.8)	(12.2)%	$2,601.8	$2,966.2	$(364.4)	(12.3)%
Cost of sales	672.5	775.8	103.3	13.3%	2,077.2	2,410.9	333.7	13.8%
Gross margin	169.1	182.6	(13.5)	(7.4)%	524.6	555.3	(30.7)	(5.5)%
Selling and administrative expense	99.9	119.0	19.1	16.1%	305.0	385.9	80.9	21.0%
Operating income	69.2	63.6	5.6	8.8%	219.6	169.4	50.2	29.6%
Interest expense, net	(16.2)	(15.4)	(0.8)	(5.2)%	(48.5)	(46.6)	(1.9)	(4.1)%
Other expense, net	(1.6)	(1.8)	0.2	11.1%	(3.0)	(3.2)	0.2	6.3%
Income from continuing operations before income taxes	51.4	46.4	5.0	10.8%	168.1	119.6	48.5	40.6%
Income tax expense	(6.9)	(14.1)	7.2	51.1%	(26.4)	(27.4)	1.0	3.6%
Net income from continuing operations	44.5	32.3	12.2	37.8%	141.7	92.2	49.5	53.7%
Income from discontinued operations, net of income taxes	—	0.4	(0.4)	(100.0)%	—	1.2	(1.2)	(100.0)%
Net income	44.5	32.7	11.8	36.1%	141.7	93.4	48.3	51.7%
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(0.2)	0.4	(0.6)	(150.0)%
Net income attributable to PolyOne common shareholders	$44.5	$32.7	$11.8	36.1%	$141.5	$93.8	$47.7	50.9%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing Operations	$0.51	$0.35			$1.60	$0.99
Discontinued operations	—	0.01			—	0.02
Total	$0.51	$0.36			$1.60	$1.01

Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing Operations	$0.50	$0.35			$1.58	$0.98
Discontinued operations	—	—			—	0.01
Total	$0.50	$0.35			$1.58	$0.99

Sales
Sales decreased $116.8 million, or 12.2%, in the third quarter of 2015 compared to the third quarter of 2014. Sales declined 5.8% as a result of lower volume from the ongoing integration of the legacy Spartech Corporation (Spartech) businesses and 2.3% as a result of unfavorable foreign exchange rates. The remaining sales decrease of 5.0% was a result of declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions and PolyOne Distribution segments. Partially offsetting these items was the acquisition of Acella Performance Materials (Accella), which increased sales by 0.9%.
Sales decreased $364.4 million, or 12.3%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Sales declined 6.7% as a result of lower volume from the ongoing integration of the legacy Spartech businesses and 2.5% as a result of unfavorable foreign exchange rates. The remaining sales decrease of 4.0% was a result of declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions and PolyOne Distribution segments. Partially offsetting these items was the acquisition of Accella, which increased sales by 0.9%.
Cost of sales
As a percent of sales, cost of sales decreased from 80.9% in the third quarter of 2014 to 79.9% in the third quarter of 2015 primarily as a result of improved mix within the Global Color, Additives and Inks and Global Specialty Engineered Materials segments. As a percent of sales, cost of sales decreased from 81.3% in the nine months ended September 30, 2014 to 79.8% in the nine months ended September 30, 2015. This is primarily a result of $16.1 million in lower restructuring charges in 2015 as the Spartech and Brazil actions have neared completion during 2015, along with improved mix within the Global Color, Additives and Inks and Global Specialty Engineered Materials specialty segments.
Selling and administrative expense
The decrease in selling and administrative expense of $19.1 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was driven primarily by an $8.0 million decrease in restructuring charges, a $4.0 million reduction as a result of foreign currency, driven primarily by the weaker Euro, and the remaining balance is primarily due to an improved cost structure as a result of restructuring actions and lower compensation costs. The decrease in selling and administrative expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 of $80.9 million was driven primarily by a $23.0 million decrease in restructuring charges, a $13.5 million reduction as a result of foreign currency, driven primarily by the weaker Euro, and the remaining balance is primarily due to an improved cost structure as a result of restructuring actions and lower compensation costs.
Interest expense, net
Interest expense, net increased in the third quarter and nine months ended September 30, 2015, as compared to the third quarter and nine months ended September 30, 2014. This increase was driven by the increase in borrowings on our revolving credit facility during the third quarter and nine months ended September 30, 2015.
Income taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes. During the third quarter and first nine months of 2015, the Company’s effective tax rate was 13.4% and 15.7%, respectively, compared to 30.4% and 22.9%, respectively, for the comparable periods of 2014. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision.

A reconciliation of the federal statutory rate to the consolidated effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Income tax expense at 35%	$18.0	$16.2	$58.8	$41.9
Uncertain tax positions	(7.5)	(0.8)	0.6	0.2
Foreign tax credits from amending prior returns	(1.0)	—	(30.4)	—
Tax benefits on certain foreign investments	—	(5.1)	—	(10.5)
Changes in valuation allowances	0.4	3.5	0.4	7.5
Tax settlements	—	—	—	(4.0)
Other, net	(3.0)	0.3	(3.0)	(7.7)
Income Tax Expense	$6.9	$14.1	$26.4	$27.4

Effective Income Tax Rate	13.4%	30.4%	15.7%	22.9%
The effective tax rates for all periods differed from the U.S. federal statutory rate primarily as a result of the significant items described below and permanent items, including state and local income taxes, foreign rate differences, and the impact of intraperiod tax allocations, as reflected in the Other, net line in the table above. The increased benefit of $3.3 million in the Other, net line for the third quarter of 2015 primarily relates to a $1.0 million increase in the estimated domestic production activities deduction compared to 2014, a $1.6 million favorable change related to a legal entity consolidation in a foreign jurisdiction with the remaining items being individually not material. For the nine months ended September 30, 2015, the decrease in Other, net of $4.7 million as compared to the nine months ended September 30, 2014 reflects a $1.9 million favorable adjustment in 2014 related to amended state tax returns, unfavorable state tax adjustments of $1.0 million in 2015, primarily as a result of a court ruling, and the remaining difference primarily related to higher state and local tax expense due to increased domestic pre-tax income.
2015 Significant items
The $7.5 million benefit related to uncertain tax positions for the three months ended September 30, 2015 primarily relates to the reversal of an uncertain tax position due to the expiration of the statute of limitations. The expense of $0.6 million for the nine months ended September 30, 2015 is primarily due to an unfavorable foreign court ruling during the first quarter of 2015, which settled an uncertain tax position taken in a prior year, offsetting the benefit in the third quarter.
We recognized benefits of $1.0 million and $30.4 million for the three and nine months ended September 30, 2015, respectively, as a result of amending U.S. federal income tax returns from 2004 through 2012 to use foreign tax credits.
2014 Significant items
Tax benefits of $5.1 million and $10.5 million on certain foreign investments for the three and nine months ended September 30, 2014, respectively, related to the write-off of our investment in certain Brazil subsidiaries for tax purposes and operating losses primarily as a result of restructuring actions to close certain Brazil facilities discussed in Note 4, Employee Separation and Restructuring Costs.
Changes in valuation allowances of $3.5 million and $7.5 million for the three and nine months ended September 30, 2014, respectively, related to certain foreign subsidiaries as a result of cumulative operating losses in those jurisdictions.

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
PolyOne has five reportable segments: (1) Global Color, Additives and Inks; (2) Global Specialty Engineered Materials; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution. Our segments are further discussed in Note 11, Segment Information, to the accompanying consolidated financial statements. The restructuring actions are further discussed in Note 4, Employee Separation and Restructuring Costs, to the accompanying consolidated financial statements and the respective impact of those actions on the reportable segment operating income are discussed below. We do not expect the remaining charges or further benefits associated with these actions to have a material impact to our segments or the consolidated financial statements going forward.
Sales and Operating Income — The three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales:
Global Color, Additives and Inks	$199.9	$212.0	$(12.1)	(5.7)%	$625.8	$660.3	$(34.5)	(5.2)%
Global Specialty Engineered Materials	136.0	145.8	(9.8)	(6.7)%	417.6	461.0	(43.4)	(9.4)%
Designed Structures and Solutions	112.4	152.3	(39.9)	(26.2)%	343.1	489.9	(146.8)	(30.0)%
Performance Products and Solutions	175.2	213.0	(37.8)	(17.7)%	541.4	631.8	(90.4)	(14.3)%
PolyOne Distribution	259.5	280.5	(21.0)	(7.5)%	792.0	851.6	(59.6)	(7.0)%
Corporate and eliminations	(41.4)	(45.2)	3.8	8.4%	(118.1)	(128.4)	10.3	8.0%
Total Sales	$841.6	$958.4	$(116.8)	(12.2)%	$2,601.8	$2,966.2	$(364.4)	(12.3)%

Operating income:
Global Color, Additives and Inks	$34.5	$30.1	$4.4	14.6%	$107.9	$98.2	$9.7	9.9%
Global Specialty Engineered Materials	20.0	18.4	1.6	8.7%	63.2	55.6	7.6	13.7%
Designed Structures and Solutions	4.3	13.1	(8.8)	(67.2)%	12.0	37.2	(25.2)	(67.7)%
Performance Products and Solutions	16.1	17.8	(1.7)	(9.6)%	43.9	51.4	(7.5)	(14.6)%
PolyOne Distribution	17.6	18.7	(1.1)	(5.9)%	52.4	53.2	(0.8)	(1.5)%
Corporate and eliminations	(23.3)	(34.5)	11.2	32.5%	(59.8)	(126.2)	66.4	52.6%
Total Operating Income	$69.2	$63.6	$5.6	8.8%	$219.6	$169.4	$50.2	29.6%

Operating income as a percentage of sales:
Global Color, Additives and Inks	17.3%	14.2%	3.1	% points	17.2%	14.9%	2.3	% points
Global Specialty Engineered Materials	14.7%	12.6%	2.1	% points	15.1%	12.1%	3.0	% points
Designed Structures and Solutions	3.8%	8.6%	(4.8)	% points	3.5%	7.6%	(4.1)	% points
Performance Products and Solutions	9.2%	8.4%	0.8	% points	8.1%	8.1%	—	% points
PolyOne Distribution	6.8%	6.7%	0.1	% points	6.6%	6.2%	0.4	% points
Total	8.2%	6.6%	1.6	% points	8.4%	5.7%	2.7	% points
Global Color, Additives and Inks
Sales decreased $12.1 million, or 5.7%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to unfavorable foreign exchange rate impacts of 7.0% and 2.2% due to lower volume from the integration of the legacy Spartech business. Partially offsetting these items were sales increases of 4.3% due to the Accella acquisition. Sales decreased $34.5 million, or 5.2%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to unfavorable foreign exchange rate impacts of 7.1% and 2.4% due to lower volume from the integration of the legacy Spartech business. Partially offsetting these decreases were sales increases of 4.1% due to the Accella acquisition.
Operating income increased $4.4 million in the third quarter of 2015 as compared to the third quarter of 2014. This increase was driven primarily by an improved cost structure as a result of restructuring actions which reduced costs $2.1 million and improved mix of $3.3 million. Partially offsetting these increases was an unfavorable foreign exchange rate impact of $1.0 million. Operating income increased $9.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was driven primarily by an improved cost structure as a result of restructuring actions of $7.0 million and improved mix of $6.9 million. Partially offsetting these increases was an unfavorable foreign exchange rate impact of $4.4 million.
Global Specialty Engineered Materials
Sales decreased $9.8 million, or 6.7%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to an unfavorable foreign exchange rate impact of 4.4%. The remaining decrease is primarily the result of exiting certain business in Brazil (1.1%) and legacy Spartech products (0.6%). Sales decreased $43.4 million, or 9.4%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an unfavorable foreign exchange rate impact of 5.0%. The remaining decrease is primarily the result of lower volume associated with exiting certain business in Brazil (2.4%) and legacy Spartech products (1.0%).
Operating income increased $1.6 million in the third quarter of 2015 as compared to the third quarter of 2014. This increase was driven primarily by favorable mix of $1.8 million and lower compensation costs of $0.6 million. Partially offsetting these increases was an unfavorable foreign exchange rate impact of $0.6 million and $0.3 million due to lower volume from legacy Spartech products. Operating income increased $7.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was driven by favorable mix of $4.8 million, lower compensation costs of $2.6 million and the benefits realized from the improved cost structure, primarily as a result of restructuring actions, of $1.9 million. Partially offsetting these increases was an unfavorable foreign exchange rate impact of $1.8 million.
Designed Structures and Solutions
Sales decreased $39.9 million, or 26.2%, in the third quarter of 2015 compared to the third quarter of 2014. This decrease was driven primarily by volume decline of 22.4% and lower selling prices associated with declining hydrocarbon raw material costs. Sales decreased $146.8 million, or 30.0%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.This decrease was driven primarily by volume decline of 26.5% and lower selling prices associated with declining hydrocarbon raw material costs.
Operating income decreased $8.8 million in the third quarter of 2015 as compared to the third quarter of 2014. Operating income declined $12.4 million as a result of lower sales. This was partially offset by $3.6 million in benefits realized from the manufacturing realignment actions. Operating income decreased $25.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Operating income declined $41.4 million as a result of lower sales. This was partially offset by $16.2 million in benefits realized from the manufacturing realignment actions and lower compensation costs.
As noted within Note 4, Employee Separation and Restructuring Costs, to the accompanying consolidated financial statements, as a result of the closure of our Granby location, we expect annual cash savings of approximately $2.0 million beginning in the fourth quarter of 2015.
Performance Products and Solutions
Sales decreased $37.8 million, or 17.7%, in the third quarter of 2015 as compared to the third quarter of 2014. Sales declined 13.7% primarily as a result of lower volume related to certain product lines from the legacy Spartech business. The remaining decrease in sales of 4.0% is a result of declining hydrocarbon based raw material costs that led to reduced overall average selling prices. Sales decreased $90.4 million, or 14.3%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Sales declined 10.7% as a result of lower volume related to certain product lines from the legacy Spartech business and customer destocking in the first quarter. The remaining decrease in sales of 3.6% is a result of declining hydrocarbon based raw material costs that led to reduced overall average selling prices.

Operating income decreased $1.7 million in the third quarter of 2015 as compared to the third quarter of 2014. This decrease was driven primarily by lower volumes impacting operating income of $3.0 million. Partially offsetting these decreases were benefits from restructuring actions of $0.9 million. Operating income decreased $7.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Operating income was unfavorably impacted $10.1 million due to lower volume and $3.2 million due to unfavorable price and mix, while benefits of $4.7 million from restructuring actions partially offset these decreases.
PolyOne Distribution
Sales decreased $21.0 million, or 7.5%, in the third quarter of 2015 as compared to the third quarter of 2014. Sales decreased 8.4%, driven primarily by declining hydrocarbon based raw material costs that led to reduced overall average selling prices. Volume increases of 0.9% partially offset this decrease. Sales decreased $59.6 million, or 7.0%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Sales decreased by 6.2% due to declining hydrocarbon based raw material costs that led to reduced overall average selling prices. Lower volumes, primarily associated with customer destocking in the first quarter of 2015, impacted sales 0.8%.
Operating income decreased $1.1 million in the third quarter of 2015 as compared to the third quarter of 2014 primarily as a result of $1.3 million of higher selling and administrative costs resulting from an investment in commercial resources, partially offset by volume increases noted above. Operating income decreased $0.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These declines were primarily due to the decline in volumes as a result of customer destocking in the first quarter of 2015 and our increased investment in commercial resources.
Corporate and Eliminations
Corporate and eliminations decreased $11.2 million in the third quarter of 2015 as compared to the third quarter of 2014. This was primarily due to lower restructuring charges of $4.2 million, a $2.6 million decrease in compensation costs and $2.1 million of lower environmental-related expense.
Corporate and eliminations decreased $66.4 million in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This was primarily due to lower restructuring charges of $39.1 million and a $22.2 million decrease in compensation costs.
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
We plan to refinance our outstanding senior debentures due 2015 and senior notes due 2020 and borrowings outstanding under our revolving credit facility with proceeds from the issuance of new long-term debt. Although there can be no assurance that we will be able to refinance such debt, we intend to complete such refinancings in the fourth quarter of 2015.
The following table summarizes our liquidity as of September 30, 2015 and December 31, 2014:

(In millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$235.7	$238.6
Revolving credit availability	185.5	236.4
Liquidity	$421.2	$475.0
As of September 30, 2015, approximately 92% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014.
Operating Activities — In the nine months ended September 30, 2015, net cash provided by operating activities was $128.6 million as compared to net cash provided by operating activities of $131.8 million for the nine months ended September 30, 2014. The most significant changes in cash flows from operating activities were increased pension contributions of $4.6 million and an increase in working capital of $3.3 million, partially offset by lower tax payments of $7.2 million.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the third quarter of 2015 improved to 9.6% compared to 9.8% for the third quarter of 2014. Days sales outstanding for the third quarter of 2015 improved to 44.9 compared to 45.8 for the third quarter of 2014.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2015 of $59.7 million reflects $61.6 million of capital expenditures partially offset by proceeds from the sale of other assets of $1.9 million.
Net cash used by investing activities during the nine months ended September 30, 2014 of $32.5 million reflects $60.7 million of capital expenditures partially offset by the third and final earn-out payment from the sale of our 50% equity investment in SunBelt Chlor Alkali Partnership (Sunbelt) of $26.8 million and proceeds from the sale of other assets of $1.4 million.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2015 of $64.3 million reflects $117.8 million of repurchases of our outstanding common shares and $26.8 million of dividends paid. These cash outflows were partially offset by net borrowings of $76.0 million under our revolving credit facility and a $4.3 million benefit related to the exercise of employee equity awards.
Net cash used by financing activities for the nine months ended September 30, 2014 of $197.9 million reflects repurchases of $175.0 million of our outstanding common shares, cash dividends paid of $22.5 million and repayment of long-term debt of $8.0 million. These cash outflows more than offset the tax benefit of $6.8 million related to the exercise of employee equity awards and net borrowings under our revolving credit facility of $0.8 million.
Debt
As of September 30, 2015, debt totaled $1,099.8 million. Aggregate maturities of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2015	$61.8
2016 & 2017	0.1
2018	121.0
2019	0.1
Thereafter	916.8
Aggregate maturities	$1,099.8
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three and nine months ended September 30, 2015 was 2.49% and 2.44%, respectively.
As of September 30, 2015, we were in compliance with all covenants, had $121.0 million of outstanding borrowings and had availability of $182.9 million under this facility.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of September 30, 2015, letters of credit under the credit line were $0.3 million and borrowings were $13.1 million with an interest rate of 1.70%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin Corporation (Olin) for $132.3 million in cash and the assumption by Olin of the obligations under our guarantee of senior secured notes issued by SunBelt. The amount of the guarantee is $18.3 million as of September 30, 2015 and will be reduced by $6.1 million annually until December 2017. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2015, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2014.

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

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the speed and extent of an economic recovery, including the recovery of the housing markets;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	our ability to refinance outstanding debt obligations on favorable terms or at all and within expected time frames;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation;

•	the amount and timing of repurchases, if any, of PolyOne common shares;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	650,434	$33.89	650,434	6,938,571
August 1 to August 31	1,281,566	33.24	1,281,566	5,657,005
September 1 to September 30	459,632	30.58	459,632	5,197,373
Total	2,391,632	$32.91	2,391,632

(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 24, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. As of September 30, 2015, approximately 5.2 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. Exhibits
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2015	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Robert M. Patterson, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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