Form 10-K
period 2015-12-31
POLYONE CORP
filed 2016-02-12
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2015, determined using a per share closing price on that date of $38.90, as quoted on the New York Stock Exchange, was $3.3 billion.
The number of shares of common shares outstanding as of February 1, 2016 was 85,306,587.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2016 Annual Meeting of Shareholders.

POLYONE  CORPORATION

PART I
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

•	effects on foreign operations due to currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates and laws and regulations regarding the disposal of plastic materials where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the industries in which we participate;

•	fluctuations in raw material prices, quality and supply, and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

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

•	an inability to raise or sustain prices for products or services;

•	an inability to maintain appropriate relations with unions and employees;

•	the strength and timing of economic recoveries;

•	the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation;

•	the amount and timing of repurchases, if any, of PolyOne common shares;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

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

•
the ability to successfully integrate acquired businesses into our operations, including whether such businesses will be accretive to our earnings, retain the management teams of acquired businesses, and retain relationships with customers of acquired businesses, including, without limitation, Spartech, Accella Performance Materials and Magenta;

1 POLYONE CORPORATION

•	information systems failures and cyberattacks; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
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
PolyOne Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We employ approximately 6,900 people and have 76 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2015, we had sales of $3.4 billion, 34% of which were to customers outside the United States.
We provide value to our customers with solutions built upon our ability to leverage our polymer and formulation expertise with our operational capabilities, being the essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more essential as our customers need reliable suppliers with global reach and more effective solutions to improve their profitability and competitive advantage. Our goal is to provide our customers with specialized materials and service solutions through our global reach, broad market knowledge, technical expertise, product breadth, efficient manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets are primarily in transportation, packaging, building and construction, industrial, healthcare, consumer, wire and cable, electrical and electronics, and appliance.
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

2 POLYONE CORPORATION

during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand.
Thermoplastic polymers make up a substantial majority of the resin market and are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure are applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polyvinyl chloride, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular application. Thermoplastic composites include these base resins, but are combined with a structural filler such as glass, wood, carbon or polymer fibers to enhance strength, rigidity and structure. Further performance can be delivered through an engineered thermoplastic sheet or thick film, which may incorporate more than one resin formulation or composite in multiple layers to impart additional properties such as gas barrier, structural integrity and lightweighting.
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
PolyOne Segments
We operate in five reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution.
On December 9, 2015, the Company completed the acquisition of specialty color concentrates of Magenta Master Fibers (Magenta) for $18.3 million, net of cash acquired. The Magenta acquisition complements our Color business by providing specialty solid color concentrates in a wide-range of applications, including clothing and apparel, outdoor equipment, high-performance products and the transportation industry. Magenta's results are included within the Color, Additives and Inks segment.
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella Performance Materials (Accella) for $47.2 million, net of cash acquired. The Accella acquisition complements the existing specialty business portfolio by providing specialty coating solutions and value-added services in a wide-range of applications, including consumer products, interior and under-the-hood automotive parts, outdoor recreational equipment and food packaging. Accella's results are included within the Color, Additives and Inks segment.
On May 30, 2013, we sold our vinyl dispersion, blending and suspension resin assets (Resin Business) to Mexichem Specialty Resins Inc. (Mexichem). As a result of the sale, the Resin Business has been removed from the Performance Products and Solutions segment and is presented as a discontinued operation in all periods presented.

3 POLYONE CORPORATION

On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech), a supplier of sustainable plastic sheet, color and engineered materials, and packaging solutions. The acquisition of Spartech has provided substantial synergies through enhanced operational cost efficiencies and has expanded PolyOne's specialty portfolio.
Spartech's results have been reflected within our Consolidated Statements of Income and within our Designed Structures and Solutions segment, as well as within our Specialty Engineered Materials, Color, Additives and Inks and Performance Products and Solutions segments, since the date of acquisition.
Our segments are further discussed in Note 16, Segment Information.
Color, Additives and Inks
Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with a non-base resin, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Asia and Africa.
Specialty Engineered Materials
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
Designed Structures and Solutions
On March 13, 2013, the Company completed the acquisition of Spartech, a supplier of plastic sheet, color and engineered materials, and packaging solutions. As a result of the acquisition, a new reportable segment, "Designed Structures and Solutions", was created. We believe PolyOne's Designed Structures and Solutions segment is a market leader in providing specialized, full service and innovative solutions in engineered polymer structures, rigid barrier packaging and specialty cast acrylics. We utilize a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or design and visual aesthetics to meet our customers’ needs. Our offerings also include a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical, and consumer markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.

4 POLYONE CORPORATION

Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials (Geon) and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and extrusion processors located in North America and Asia. The GeonTM brand name carries strong recognition globally. Geon's products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom formulation development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: healthcare, wire and cable, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary compounds for pressure pipe and drip irrigation applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a capital-efficient way to effectively develop custom products for niche markets by leveraging its extensive process technology expertise, broad manufacturing capabilities and geographic locations.

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
The distribution of polymer resin is also highly competitive. Speed, service, reputation, product line, brand recognition, delivery, quality and price, are the principal factors affecting competition. We compete against other national independent resin distributors in North America, along with other regional distributors. Growth in the polymer distribution market is highly correlated with growth in the base polymer resins market. We believe that the strength of our company name and reputation, the broad range of product offerings from our suppliers and our speed and responsiveness, combined with the quality of products and agility of our distribution network, allow us to compete effectively.
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
Patents and Trademarks
We own and maintain a number of patents and trademarks in the United States and other key countries that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years from filing date, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any

5 POLYONE CORPORATION

single patent or trademark would have a material adverse effect on our results of operations, financial position or cash flows. Nevertheless, we have management processes designed to protect our inventions and trademarks.
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
Significant Customers
No customer accounted for more than 2% of our consolidated revenues in 2015, and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications, and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development from continuing operations was $53.0 million in 2015, $53.4 million in 2014 and $52.6 million in 2013. On a constant currency basis, our investment in research and development from continuing operations for 2015 was $55.5 million compared to $53.4 million in 2014.
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
Employees
As of December 31, 2015, we employed approximately 6,900 people. Approximately 4% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.
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
We maintain a disciplined environmental and occupational safety and health compliance program and conduct periodic internal and external regulatory audits at our facilities to identify and correct potential environmental exposures, including compliance matters and operational risk reduction opportunities. This effort can result in process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements.

6 POLYONE CORPORATION

We are strongly committed to safety as evidenced by our injury incidence rate of 0.74 per 100 full-time workers per year in 2015, compared to 0.84 in 2014. The 2014 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 4.6.
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
We incurred environmental expenses, before insurance recoveries, of $9.3 million in 2015, $10.3 million in 2014 and $61.2 million in 2013. Our environmental expense in 2015, 2014 and 2013 related mostly to ongoing remediation projects. The 2013 expense also included a $47.0 million adjustment to our Calvert City reserve, which is discussed further in Note 13, Commitments and Contingencies. In 2015, 2014 and 2013, we recognized gains associated with insurance recoveries of $3.5 million, $3.7 million and $23.5 million, respectively, as reimbursement of previously incurred environmental remediation costs.
We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at certain sites we, or our predecessors, formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations, financial position or cash flows. As of December 31, 2015, our reserves totaled $119.9 million, covering probable future environmental expenditures that we can reasonably estimate related to previously contaminated sites. This amount represents our best estimate of probable costs, based upon the information and technology currently available. We continue to pursue available insurance coverage related to these matters and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.
Refer to Note 13, Commitments and Contingencies, for further discussion of our environmental liabilities.
We expect 2016 environmental cash expenditures to approximate $10.2 million.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note 16, Segment Information, to the accompanying consolidated financial statements.

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

If any of these events occur, the demand for and supply of our products and services could suffer and potentially lead to asset impairment.
Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.
The occurrence of an operating problem at our facilities (e.g., an explosion, mechanical failure, chemical spills or discharges) may have a material adverse effect on the productivity and profitability of a particular manufacturing or distribution facility or on our operations as a whole, during and after the period of these operating difficulties. Operating problems may cause personal injury and/or loss of life, customer attrition and severe damage to or destruction of property and equipment and environmental damage. We are subject to present claims and potential

8 POLYONE CORPORATION

future claims with respect to workplace exposure, workers’ compensation and other matters. Our property and casualty insurance, which we believe is of the types and in the amounts that are customary for the industry, may not fully insure us against all potential hazards that are incident to our business or otherwise could occur.
Extensive environmental, health and safety laws and regulations impact our operations and financial statements.
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
We have extensive operations outside of the United States, that are subject to risks; including, but not limited to, the following:

•
changes in local government regulations and policies including, but not limited to foreign currency exchange controls or monetary policy, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies;

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act;

•	compliance with international trade laws and regulations, including export control and economic sanctions;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.
In addition, we could be adversely affected by violations of the FCPA, U.K Bribery Act and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA, U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, U.K Bribery Act, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.
Any of these risks could have an adverse effect on our international operations by reducing demand for our products.
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

9 POLYONE CORPORATION

We are undergoing restructurings that may cause disruption or could have an adverse effect on our business and operations.
We are undergoing certain restructurings that are intended to realize certain synergies. There can be no assurance that such restructurings and reorganizations will be successful or properly implemented. If any of such internal restructurings are not successful or properly implemented, we may fail to realize the potential synergies of the acquisition, which may harm our business and results of operations or cause disruptions to our operations, including disruption in our supply chain or loss of customers.
Natural gas, electricity, fuel and raw material costs and other external factors that are also beyond our control can cause volatility in our results.
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
Volatility of end markets that PolyOne serves.
PolyOne's segment results have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that PolyOne serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets could adversely affect our results.
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
We face competition from other companies and alternative technologies.
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
Increased information systems security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.
Increased global information systems security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

10 POLYONE CORPORATION

Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.
We are exposed to fluctuations in foreign currency exchange rates. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."
Disruptions in the global credit and financial markets could limit our access to credit, which could negatively impact our business.
Global credit and financial markets have experienced volatility in recent years, including volatility in security prices, liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.
The agreements governing our debt, including our revolving credit facility, term loan and other debt instruments, contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve certain or specific financial and operating results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under certain of these agreements and instruments, which in turn could be a default under all of these agreements and instruments. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such event, we cannot assure that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the revolving credit facility or other debt may contain similar restrictive covenants.
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
As of December 31, 2015, we had goodwill of $597.7 million. For additional information, see Note 3, Goodwill and Intangible Assets, to the accompanying consolidated financial statements. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations.

11 POLYONE CORPORATION

We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations and financial condition. Based on our 2015 interim impairment test, performed as of December 31, 2015, our Custom Engineered Structures (CES) reporting unit, which is included in our Designed Structures and Solutions segment, was identified as being at risk of impairment. For additional information, see “Critical Accounting Policies” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks related to our pension plans may adversely impact our results of operations, cash flows and financial position.
Significant changes in the actual investment return on pension assets, discount rates, and other factors have and may continue to adversely affect our results of operations, financial position and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates. Changes in these assumptions have resulted in material gains and losses to income in recent years and may continue to do so in future periods. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate, expected long-term rate of return on plan assets and mortality, and how our financial statements can be affected by pension plan accounting policies, see "Critical Accounting Policies" and estimates included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Poor investment performance by our pension plan assets resulting from a decline in prices in the equity and/or fixed income markets could impact the funded status of our plans. Should the assets earn an average return less than our assumed rate, future pension expenses and funding requirements could increase. Further, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expense or funding obligations, diverting funds we would otherwise apply to other uses.

12 POLYONE CORPORATION

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio we operate globally with principal locations consisting of 76 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Specialty Engineered Materials	Color, Additives and Inks	PolyOne Distribution	Designed Structures and Solutions
1. Carson, California	1. McHenry, Illinois	1. Glendale, Arizona	1. Rancho Cucamonga,	1. Cape Girardeau,
2. Terre Haute, Indiana	2. Avon Lake, Ohio	2. Kennesaw, Georgia	California	Missouri
3. Louisville, Kentucky	Dyersburg, Tennessee (1)	Suwanee, Georgia (3)	2. Chicago, Illinois	2. Goodyear, Arizona
4. Avon Lake, Ohio	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	3. Eagan, Minnesota	3. Greenville, Ohio
5. Clinton, Tennessee	Seabrook, Texas (1)	4. St. Louis, Missouri	4. Edison, New Jersey	4. Hackensack,
6. Dyersburg, Tennessee	4. Gaggenau, Germany	5. Massillon, Ohio	5. Statesville, North	New Jersey
7. Pasadena, Texas	5. Istanbul, Turkey	6. Norwalk, Ohio	Carolina	5. La Mirada, California
8. Seabrook, Texas	6. Barbastro, Spain	7. North Baltimore, Ohio	6. Elyria, Ohio	6. Manitowoc, Wisconsin
9. Orangeville, Ontario,	7. Melle, Germany	8. Lehigh, Pennsylvania	7. La Porte, Texas	7. McMinnville, Oregon
Canada	8 & 9. Suzhou, China (2)	9. Mountain Top,	8. Brampton, Ontario,	8. Muncie, Indiana
10. St. Remi de Napierville,	10. Shenzhen, China	Pennsylvania	Canada	9. Newark, New Jersey
Quebec, Canada	11. Birmingham, Alabama	10. Vonore, Tennessee	(8 Distribution Facilities)	10. Paulding, Ohio
11. Dongguan, China	Shanghai, China (3)	11. Toluca, Mexico		11. Pleasant Hill, Iowa
12. Lockport, New York	(11 Manufacturing Plants)	12. Assesse, Belgium		12. Ripon, Wisconsin
13. Ramos Arizpe, Mexico		13. Cergy, France		13. Salisbury, Maryland
(13 Manufacturing Plants)		14. Tossiat, France		14. Portage, Wisconsin
		15. Gyor, Hungary		15. Sheboygan Falls,
		16. Milan, Italy		Wisconsin
		17. Kutno, Poland		16. Stamford, Connecticut
		18. Pune, India		17. Wichita, Kansas
		19. Pamplona, Spain		Maryland Heights,
		20. Bangkok, Thailand		Missouri (3)
		21. Pudong (Shanghai),		(17 Manufacturing Plants)
China
22. Jeddah, Saudi Arabia
Shenzhen, China (1)
23. Tianjin, China
24. Novo Hamburgo, Brazil
25. Berea, Ohio
26. Richland Hills, Texas
27. Bethel, Connecticut
28. Barberton, Ohio
29. Knowsley, United
Kingdom
30. Eindhoven, Netherlands
31. Suzhou, China
32 & 33. Shanghai, China (4)
34. Itupeva, Brazil
35. Odkarby, Finland
Manitowoc, Wisconsin (1)
(35 Manufacturing Plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	There are two manufacturing plants located at Shanghai, China

13 POLYONE CORPORATION

ITEM 3. LEGAL PROCEEDINGS
Information regarding other legal proceedings can be found in Note 13, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of the Company, their age as of February 12, 2016 and current position with the Company.

Name	Age	Position
Stephen D. Newlin	63	Executive Chairman
Robert M. Patterson	43	President and Chief Executive Officer
Bradley C. Richardson	57	Executive Vice President and Chief Financial Officer
Richard N. Altice	51	Senior Vice President, President of Designed Structures and Solutions
Mark D. Crist	57	Senior Vice President, President of Distribution
Michael A. Garratt	52	Senior Vice President, President of Performance Products and Solutions
Michael E. Kahler	58	Senior Vice President, Chief Commercial Officer
Lisa K. Kunkle	47	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	51	Senior Vice President, Global Operations and Process Improvement
Craig M. Nikrant	54	Senior Vice President, President of Specialty Engineered Materials
Joel R. Rathbun	43	Senior Vice President, Mergers & Acquisitions
Ana G. Rodriguez	48	Senior Vice President, Chief Human Resource Officer
John V. Van Hulle	58	Senior Vice President, President of Color, Additives and Inks
Stephen D. Newlin: Executive Chairman, May 2014 to date. Chairman, President and Chief Executive Officer, February 2006 to May 2014. President — Industrial Sector of Ecolab Inc. (a global developer and marketer of cleaning and sanitizing specialty chemicals, products and services) from 2003 to 2006. Mr. Newlin served as President and a Director of Nalco Chemical Company (a manufacturer of specialty chemicals, services and systems) from 1998 to 2001, and was Chief Operating Officer and Vice Chairman from 2000 to 2001. Mr. Newlin serves on the Boards of Directors of Oshkosh Corporation, The Chemours Company and Univar Inc.
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
Richard N. Altice: Senior Vice President, President of Designed Structures and Solutions, May 2015 to date. Vice President, Epoxy Specialties Resins of Hexion Inc. (a global manufacturer of thermoset resins) from June 2013 to May 2015. Operating Partner, Quinpario Partners LLC (a private equity firm specializing in investments in specialty chemical businesses) from September 2012 to June 2013. Mr. Altice served as President & General Manager, Technical Specialties of Solutia Inc. (a global manufacturer of performance materials and specialty chemicals) from October 2011 to September 2012, as Vice President, Business Management of Solutia Inc. from August 2010 to October 2011, as Vice President, Commercial Services of Solutia Inc. from May 2009 to August 2010, as Global

14 POLYONE CORPORATION

Commercial Director, Fluids of Solutia Inc. from October 2008 to May 2009, and as Fluids Specialist of Solutia Inc. from March 2008 to October 2008. Mr. Altice served as Regional Sales Director of Strongwell Corporation (a manufacturer of fiber reinforced polymer) from 2001 to 2008.
Mark D. Crist: Senior Vice President, President of Distribution, June 2014 to date. Vice President, Global Key Accounts and Vice President of Asia January 2012 to May 2014. Global Commercial Director of Geon Performance Materials June 2008 to December 2011. General Manager Nalco Chemical Company Europe (a manufacturer of specialty chemicals, services and systems) from April 2006 to March 2008. General Manager Nalco Chemical Company North America June 2003 to March 2006. Marketing Manager Nalco Europe December 1999 to May 2003. Regional Sales Manager Nalco Chemical Company March 1997 to November 1999.
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
Lisa K. Kunkle: Senior Vice President, General Counsel and Secretary, May 2015 to date. Vice President, General Counsel and Secretary, August 2007 to May 2015, Assistant General Counsel February 2007 to August 2007. Partner, Jones Day (a global law firm), January 2006 to February 2007, Associate, Jones Day, August 1995 to January 2006.
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
Craig M. Nikrant: Senior Vice President, President of Specialty Engineered Materials, January 2010 to date. Vice President and General Manager, Specialty Engineered Materials, September 2006 to December 2009. General Manager, Specialty Film & Sheet, General Electric Plastics, June 2004 to September 2006. Director, Global Commercial Effectiveness, General Electric Plastics (a former division of General Electric specializing in supplying plastics), December 2003 to June 2004. Six Sigma Master Black Belt, General Electric Company Plastics Business, March 2001 to December 2002. General Manager, Commercial Operations, North Central Region, General Electric Plastics, June 1999 to March 2001.
Joel R. Rathbun: Senior Vice President, Mergers & Acquisitions, January 2016 to date. General Manager, Specialty Engineered Material North America from February 2013 to January 2016. Vice President, Mergers and Acquisitions from June 2011 to February 2013. Mr. Rathbun served as Senior Vice President, Mergers and Acquisitions, Moelis & Company (an American global independent investment bank) from January 2008 to June 2011. He also served as Executive Director, Mergers and Acquisitions of CIBC World Markets (an investment bank in the domestic and international equity and debt capital markets) from 2006 to 2008, as Director, Mergers and Acquisitions of CIBC World Markets from 2003 to 2005, as Associate, Mergers and Acquisitions of CIBC World Markets from 2000 to 2002, and as Analyst, Mergers and Acquisitions of CIBC World Markets from 1998 to 2000.
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

15 POLYONE CORPORATION

and Assistant Corporate Secretary, Tenet Healthcare Corporation (a health care services company) May 2000 to May 2003.
John V. Van Hulle: Senior Vice President, President of Color, Additives and Inks, January 2010 to date. Senior Vice President and General Manager, Specialty Color, Additives and Inks, July 2006 to January 2010. President and Chief Executive Officer — ChemDesign Corporation (a custom chemical manufacturer), December 2001 to July 2006. President, Specialty & Fine Chemicals — Cambrex Corporation (a specialty chemical and pharmaceutical business) August 1994 to November 2000.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2015 Quarters				2014 Quarters
Common share price:	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$36.24	$39.89	$41.20	$40.72	$39.28	$43.34	$42.47	$38.38
Low	$28.97	$29.09	$36.33	$34.41	$32.01	$34.78	$36.02	$32.81
As of February 1, 2016, there were 2,110 holders of record of our common shares.
The following table presents quarterly dividends declared per common share for the fiscal year ended December 31, 2015 and 2014

Quarter Ended:	2015	2014
March 31,	$0.10	$0.08
June 30,	0.10	0.08
September 30,	0.10	0.08
December 31,	0.12	0.10
Total	$0.42	$0.34
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated. For the full year 2015, we repurchased 4.5 million shares at a weighted average share price of $34.67.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	100,000	$31.99	100,000	5,097,373
November 1 to November 30	900,000	34.87	900,000	4,197,373
December 1 to December 31	—	—	—	4,197,373
Total	1,000,000	$34.58	1,000,000

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

16 POLYONE CORPORATION

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

(In millions, except per share data)	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
Sales	$3,377.6	$3,835.5	$3,771.2	$2,860.8	$2,709.4
Operating income	250.9	155.1	231.5	137.5	203.0
Net income from continuing operations	144.7	77.2	92.9	53.2	153.4
Net income from continuing operations attributable to PolyOne shareholders	144.6	78.0	94.0	53.3	153.4

Cash dividends declared per common share	$0.42	$0.34	$0.26	$0.20	$0.16

Earnings per share from continuing operations attributable to PolyOne shareholders:
Basic	$1.65	$0.85	$0.98	$0.60	$1.66
Diluted	$1.63	$0.83	$0.97	$0.59	$1.63

Total assets(6)	$2,595.1	$2,666.3	$2,896.6	$2,102.0	$2,052.7
Long-term debt(6)	$1,128.0	$948.9	$961.1	$686.5	$688.5

(1)
Included in operating income for 2015 are: 1) a mark-to-market adjustment related to our pension and post-retirement health care benefit plans of $11.6 million, 2) $41.9 million related to employee separation and restructuring costs and 3) $5.8 million related to environmental remediation costs, net of insurance recoveries. Included in net income from continuing operations for 2015 is 4) a $30.7 million net tax benefit as a result of amending U.S. federal income tax returns from 2004 to 2012 to use foreign tax credits.

(2)
Included in operating income for 2014 are: 1) a mark-to-market adjustment related to our pension and post-retirement health care benefit plans of $56.5 million, 2) $94.1 million related to employee separation and restructuring costs and reductions in force and 3) $6.6 million related to environmental remediation costs, net of insurance recoveries.

(3)
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

(4)
Included in operating income for 2012 are: 1) gains of $23.4 million for the 2012 SunBelt earn-out , 2) a mark-to-market loss related to our pension and OPEB plans of $42.0 million, 3) expenses of $12.8 million related to environmental remediation costs, 4) expenses of $11.5 million related to employee separation and restructuring costs and 5) acquisition-related costs of $9.3 million.

(5)
Included in operating income for 2011 are: 1) gains of $146.3 million related to the sale of our equity interest in SunBelt, which includes the 2011 earn-out of $18.1 million, 2) a mark-to-market charge related to our pension and OPEB plans of $83.8 million, 3) environmental remediation costs of $6.4 million, net of insurance recoveries and 4) acquisition-related costs of $6.6 million. Included in net income for 2011 is a $29.5 million tax benefit related to our investment in O’Sullivan Engineered Films and a $13.0 million tax benefit primarily related with the reversal of valuation allowances.

(6)
All prior periods have been retrospectively adjusted, as a result of accounting standard changes in 2015 related to the balance sheet presentation of debt issuance costs and deferred income tax assets and liabilities. Refer to "Accounting Standards Adopted" within Note 1, Description of Business and Summary of Significant Accounting Policies.

17 POLYONE CORPORATION

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
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2015 sales of $3.4 billion, we have manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We currently employ approximately 6,900 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers).
Business Model and Key Concepts
The central focus of our business model is to provide specialized material and service solutions to our customers by leveraging our global footprint, product and technology breadth, manufacturing expertise, fully integrated information technology network, broad market reach and raw material procurement strength. These resources enable us to capitalize on dynamic changes in the end markets we serve, which include transportation, packaging, building and construction, industrial, healthcare, consumer, wire and cable, electrical and electronics and appliance.
Key Challenges
Our business faces macroeconomic exposures resulting from economic downturns, especially as it relates to cyclical markets such as building and construction, automotive and industrial. In addition, with 52.0% and 49.0% of our Color, Additives and Inks and Specialty Engineered Materials segments' sales outside the United States, we experience volatility related to foreign currency fluctuations, most significantly the Euro. Increasing profitability during periods of raw material price volatility is another challenge. Further, we strive to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.
Strategy and Key Trends
To address these challenges and achieve our vision, we have implemented a strategy with four core components: specialization, globalization, operational excellence and commercial excellence. Specialization differentiates us through products, services, technology, and solutions that add value. Globalization allows us to service our customers with consistency wherever their operations might be around the world. Operational excellence empowers us to respond to the voice of the customer while focusing on continuous improvement. Commercial excellence enables us to deliver value to customers by supporting their growth and profitability with superior customer service.
As part of our Platinum Vision for 2020, we have established margin improvement targets for all businesses. In the short term, we will maintain our focus on sales growth with expanding margins, with a goal of offsetting weaker foreign currencies and raw material volatility. Longer term, we will continue to focus on accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit. Capital expenditures will be focused primarily to support sales growth, our continued investment in recent acquisitions, and

18 POLYONE CORPORATION

other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation and continue to support growth in key markets and product offerings.
We will continue our enterprise-wide Lean Six Sigma program directed at improving margin, profitability and cash flow by applying proven management techniques and strategies to key areas of the business, such as pricing, supply chain and operations management, productivity and quality. Long-term trends that currently provide opportunities to leverage our strategy include improving health and wellness, protecting the environment, globalizing and localizing and increasing energy efficiency. Examples of how our strategy supports these trends can be found in numerous initiatives: active participation in the medical device market, leveraging our global footprint to deliver consistent solutions globally, lightweighting and metal replacement and development of solutions that respond to ever-changing market needs by offering alternatives to traditional materials.
Recent Developments
On December 9, 2015, the Company completed the acquisition of specialty color concentrates of Magenta, a leading innovative developer in the global fiber industry, for $18.3 million in cash, net of cash acquired. The results of Magenta since the date of acquisition were not material.
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc (Kraton), to expand its global footprint and expertise in the thermoplastic elastomer (TPE) innovation and design, for $72.0 million in cash.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations net of income taxes, net income from continuing operations attributable to PolyOne common shareholders, liquidity and total debt is included in the following table:

(In millions)	2015	2014	2013
Sales	$3,377.6	$3,835.5	$3,771.2
Operating income	250.9	155.1	231.5
Net income from continuing operations	144.7	77.2	92.9
Net income from continuing operations attributable to PolyOne common shareholders	144.6	78.0	94.0

Liquidity	$621.7	$475.0	$650.9
Long-term debt	$1,128.0	$948.9	$961.1

19 POLYONE CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2015 versus 2014		2014 versus 2013
(Dollars in millions, except per share data)	2015	2014	2013	Change	% Change	Change	% Change
Sales	$3,377.6	$3,835.5	$3,771.2	$(457.9)	(11.9)%	$64.3	1.7%
Cost of sales	2,696.1	3,127.6	3,109.0	431.5	13.8%	(18.6)	(0.6)%
Gross margin	681.5	707.9	662.2	(26.4)	(3.7)%	45.7	6.9%
Selling and administrative expense	430.6	552.8	457.6	122.2	22.1%	(95.2)	(20.8)%
Income related to previously owned equity affiliates	—	—	26.9	—	—%	(26.9)	(100.0)%
Operating income	250.9	155.1	231.5	95.8	61.8%	(76.4)	(33.0)%
Interest expense, net	(64.1)	(62.2)	(63.5)	(1.9)	(3.1)%	1.3	2.0%
Debt extinguishment costs	(16.4)	—	(15.8)	(16.4)	(100.0)%	15.8	100.0%
Other expense, net	(2.7)	(4.5)	(1.2)	1.8	40.0%	(3.3)	(275.0)%
Income from continuing operations, before income taxes	167.7	88.4	151.0	79.3	89.7%	(62.6)	(41.5)%
Income tax expense	(23.0)	(11.2)	(58.1)	(11.8)	(105.4)%	46.9	80.7%
Net income from continuing operations	$144.7	$77.2	$92.9	$67.5	87.4%	$(15.7)	(16.9)%
Income from discontinued operations, net of income taxes	—	1.2	149.8	(1.2)	(100.0)%	(148.6)	(99.2)%
Net income	144.7	78.4	$242.7	66.3	84.6%	(164.3)	(67.7)%
Net (income) loss attributable to noncontrolling interests	(0.1)	0.8	1.1	(0.9)	(112.5)%	(0.3)	(27.3)%
Net income attributable to PolyOne common shareholders	$144.6	$79.2	$243.8	$65.4	82.6%	$(164.6)	(67.5)%

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$1.65	$0.85	$0.98
Discontinued operations	—	0.01	1.57
Total	$1.65	$0.86	$2.55

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$1.63	$0.83	$0.97
Discontinued operations	—	0.02	1.56
Total	$1.63	$0.85	$2.53

Sales
Sales decreased $457.9 million, or 11.9%, in 2015 compared to 2014. Sales decreased 6.0% as lower volume associated with the ongoing integration of the legacy Spartech businesses more than offset new business gains in smaller, niche specialty applications. Sales further declined 2.3% as a result of unfavorable foreign exchange rates and 4.5% due to declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions and PolyOne Distribution segments. Partially offsetting these items was the acquisition of Accella, which increased sales 0.9%.
Sales increased $64.3 million, or 1.7%, in 2014 compared to 2013. The acquisition of Spartech increased sales 5.2%, while improved mix within our Color, Additives and Inks and Specialty Engineered Materials segments increased sales 3.7%. Partially offsetting these increases were declines of 7.0% primarily a result of softening demand in Europe and the wire and cable end market along with the exit of certain product lines in Brazil.
Cost of sales
As a percent of sales, cost of sales decreased from 81.5% in 2014 to 79.8% in 2015. This is primarily a result of improved mix within the Color, Additives and Inks and Specialty Engineered Materials specialty segments and $27.0 million in lower restructuring charges in 2015.
As a percent of sales, cost of sales decreased from 82.4% in 2013 to 81.5% in 2014 primarily due to improved mix within our specialty platform segments and the exiting of certain product lines in Brazil and Spartech.

20 POLYONE CORPORATION

Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2015 decreased $122.2 million, primarily related to lower restructuring charges of $25.2 million, $32.4 million as a result of reduced compensation costs, a $16.6 million reduction due to foreign currency, primarily driven by the weaker Euro, and a $43.9 million reduction in our pension mark-to-market adjustment. The 2015 adjustment was a result of actual asset returns that were lower than our assumed returns partially offset by the impact of increased discount rates. See Note 12, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. The remaining decrease is primarily due to an improved cost structure as a result of restructuring actions.
Selling and administrative expense in 2014 increased $95.2 million, primarily related to increased restructuring costs of $11.4 million and a $96.9 million unfavorable difference in the pension mark-to-market adjustment. In 2014, we recognized a pension charge of $54.5 million compared to a pension gain of $42.4 million in 2013. The 2014 mark-to-market adjustment was driven primarily by decreased discount rates and a change in our mortality assumptions. These increases more than offset decreased discretionary spending.
Income Related to Previously Owned Equity Affiliates
Effective February 28, 2011, we sold our 50% equity investment in SunBelt. During 2013, we recognized a gain of $26.9 million related to the final earn-out associated with the sale.
Interest expense, net
Interest expense, net increased $1.9 million in 2015 compared to 2014 due to increased borrowings on our revolving credit facility during 2015 as compared to 2014.
Interest expense, net decreased $1.3 million in 2014 compared to 2013, primarily due to the amortization of the Spartech bridge loan commitment fees of $1.9 million, which impacted 2013.
Debt extinguishment costs
Debt extinguishment costs of $16.4 million for 2015 includes $13.4 of premium and consent payments and $3.0 million associated with the write-off of unamortized deferred financing costs due to the early repurchase of the remaining $316.6 million aggregate principal of our 7.375% senior notes due 2020.
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
Income taxes
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, statutory tax rates, and valuation allowances or other non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision.

21 POLYONE CORPORATION

A reconciliation of the U.S. federal statutory tax rate to the consolidated effective income tax rate along with a description of significant reconciling items is included below.

	2015	2014	2013
Income tax expense at 35%	35.0%	35.0%	35.0%
Amended prior period tax returns	(18.3)	(2.3)	—
Foreign tax rate differential	(5.0)	(5.7)	(3.3)
State and local tax, net	2.7	2.8	2.6
Domestic production activities deduction	(2.0)	(2.5)	(1.0)
Permanent tax differences	1.8	(2.1)	4.9
U.S. credit for research activities	(0.7)	(1.2)	(1.4)
Tax benefits on certain foreign investments	(0.7)	(17.0)	—
Uncertain tax positions	0.6	1.0	(0.3)
Changes in valuation allowances	0.3	7.8	2.0
Settlements	—	(3.1)	—
Effective income tax rate	13.7%	12.7%	38.5%
The effective tax rates for all periods differed from the U.S. federal statutory tax rate as a result of permanent items, state and local income taxes and foreign tax rates differences. Permanent items primarily consist of income or expense not taxable or deductible. Significant or unusual items impacting the effective income tax rate are described below.
2015 Significant items
Amending U.S. federal income tax returns for 2004 through 2012 to use foreign tax credits decreased the effective tax rate by 18.3% ($30.7 million).
Uncertain tax positions increased the effective tax rate by 0.6% ($1.0 million). The reversal of an uncertain tax position due to the expiration of the statute of limitations decreased the effective tax rate by 5.9% ($9.9 million). A foreign court ruling, which settled an uncertain position taken in a prior year, increased the effective tax rate by 4.7% ($7.9 million). Other unfavorable uncertain tax positions more than offset the net decrease in the effective tax rate of these two items.
2014 Significant items
Tax benefits on certain foreign investments decreased the effective tax rate by 17.0% ($15.0 million) related to the write-off of our investment in certain Brazil subsidiaries for tax purposes and operating losses primarily as a result of restructuring actions to close certain Brazil facilities discussed in Note 4, Employee Separation and Restructuring Costs.
Permanent tax differences decreased the effective tax rate by 2.1% ($1.9 million) primarily related to foreign tax law changes and the utilization of foreign tax credits.
Changes in valuation allowances increased the effective tax rate by 7.8% ($6.9 million) primarily related to certain Brazilian subsidiaries as a result of cumulative operating losses.
2013 Significant items
Permanent tax differences increased the effective tax rate by 4.9% ($7.4 million) primarily related to foreign tax law changes and the tax effect of statutory foreign exchange gains.
The U.S. credit for research activities benefit decreased the effective tax rate by 1.4% ($2.1 million), which included the benefit of two years of the U.S. research and experimentation tax credit due to the extension of the credit in the American Taxpayer Relief Act of 2012 (the Act) as signed into law in January 2013. The Act extended certain tax benefits retroactively to January 1, 2012.
Segment Information
Operating income is the primary measure that is reported to our chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the

22 POLYONE CORPORATION

consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; costs incurred directly in relation to acquisitions or divestitures; integration costs; executive separation agreements; share-based compensation costs; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision maker. These costs are included in Corporate and eliminations.
PolyOne has five reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution.
Our segments are further discussed in Note 16, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — 2015 compared with 2014 and 2014 compared with 2013

				2015 versus 2014		2014 versus 2013
(Dollars in millions)	2015	2014	2013	Change	% Change	Change	% Change
Sales:
Color, Additives and Inks	810.7	850.8	852.3	(40.1)	(4.7)%	(1.5)	(0.2)%
Specialty Engineered Materials	542.8	598.3	615.5	(55.5)	(9.3)%	(17.2)	(2.8)%
Designed Structures and Solutions	453.5	617.5	597.4	(164.0)	(26.6)%	20.1	3.4%
Performance Products and Solutions	694.1	816.6	773.2	(122.5)	(15.0)%	43.4	5.6%
PolyOne Distribution	1,034.1	1,114.4	1,075.2	(80.3)	(7.2)%	39.2	3.6%
Corporate and eliminations	(157.6)	(162.1)	(142.4)	4.5	2.8%	(19.7)	(13.8)%
Sales	$3,377.6	$3,835.5	$3,771.2	$(457.9)	(11.9)%	$64.3	1.7%

Operating income:
Color, Additives and Inks	135.4	124.9	104.0	10.5	8.4%	20.9	20.1%
Specialty Engineered Materials	79.6	72.4	57.2	7.2	9.9%	15.2	26.6%
Designed Structures and Solutions	13.8	45.1	33.4	(31.3)	(69.4)%	11.7	35.0%
Performance Products and Solutions	57.4	63.1	56.0	(5.7)	(9.0)%	7.1	12.7%
PolyOne Distribution	68.0	68.2	63.3	(0.2)	(0.3)%	4.9	7.7%
Corporate and eliminations	(103.3)	(218.6)	(82.4)	115.3	52.7%	(136.2)	(165.3)%
Operating income	$250.9	$155.1	$231.5	$95.8	61.8%	$(76.4)	(33.0)%

Operating income as a percentage of sales:
Color, Additives and Inks	16.7%	14.7%	12.2%	2.0% points		2.5% points
Specialty Engineered Materials	14.7%	12.1%	9.3%	2.6% points		2.8% points
Designed Structures and Solutions	3.0%	7.3%	5.6%	(4.3)% points		1.7% points
Performance Products and Solutions	8.3%	7.7%	7.2%	0.6% points		0.5% points
PolyOne Distribution	6.6%	6.1%	5.9%	0.5% points		0.2% points
Total	7.4%	4.0%	6.1%	3.4% points		(2.1)% points

Color, Additives and Inks
Sales decreased $40.1 million, or 4.7%, in 2015 compared to 2014 primarily due to unfavorable foreign exchange rate impact of 6.7% and 2.3% due to lower volume from the integration of the legacy Spartech business offsetting smaller, specialty niche application wins. Partially offsetting these decreases were sales increases of 4.1% due to the Accella acquisition.
Operating income increased $10.5 million in 2015 compared to 2014. This increase was driven primarily by improved mix of $14.6 million, $3.0 million due to the Accella acquisition and $2.7 million as a result of an improved cost structure primarily due to restructuring actions. Restructuring savings were largely a result of the closure of a manufacturing plant in Europe and the integration of Spartech. Partially offsetting these increases was an unfavorable foreign exchange rate impact of $8.9 million.
Sales decreased $1.5 million, or 0.2%, in 2014 compared to 2013. Mix improvement of 6.2% and an increase of 2.0% due to the inclusion of Spartech results for a full year nearly offset lower volumes of 8.0% that were primarily a result of weaker demand conditions in Europe.

23 POLYONE CORPORATION

Operating income increased $20.9 million in 2014 compared to 2013. This increase was driven primarily by improved mix of $9.7 million, $6.4 million as a result of general and administrative spending reductions and benefits from the restructuring actions noted above and $2.8 million related to the acquisitions of Accella and Spartech.
The cost savings achieved from the noted restructuring actions above are in-line with our expectations. We do not expect further benefits related to these actions to have a material impact to the Color, Additives and Inks segment going forward.
Specialty Engineered Materials
Sales decreased $55.5 million, or 9.3%, in 2015 compared to 2014 primarily due to an unfavorable foreign exchange rate impact of 5.1% and mix of 1.8%. Further reducing sales by 2.2% was lower volume as a result of exiting certain business in Brazil and legacy Spartech products, which offset gains in specialty niche applications.
Operating income increased $7.2 million in 2015 compared to 2014. This increase was driven by favorable mix of $6.1 million and $3.6 million of benefits realized from the closure of two manufacturing facilities in Brazil. See further discussion of this restructuring action in Note 4, Employee Separation and Restructuring Costs, to the accompanying financial statements. Partially offsetting these increases was an unfavorable foreign exchange rate impact of $2.6 million.
Sales decreased $17.2 million, or 2.8%, in 2014 compared to 2013. Improved mix resulted in a 4.8% increase to sales. These increases were more than offset by volume decreases of 7.8% primarily due to exiting certain product lines in Brazil.
Operating income increased $15.2 million in 2014 compared to 2013. This increase was primarily driven by favorable mix of $10.1 million, $2.9 million of benefits realized from the 2013 Spartech realignment actions and $2.1 million of benefits realized from the improved cost structure as a result of the Brazil restructuring actions. See further discussion of these restructuring actions in Note 4, Employee Separation and Restructuring Costs.
Total cost savings achieved for the Spartech realignment and Brazil restructuring actions are in-line with our expectations. We do not expect further benefits related to these actions to have a material impact to the Specialty Engineered Materials segment going forward.
Designed Structures and Solutions
Sales decreased $164.0 million, or 26.6%, in 2015 compared to 2014. 13.7% was a result of lower volume, while the remaining decline is associated with lower selling prices due to declining hydrocarbon raw material costs.
Operating income decreased $31.3 million in 2015 compared to 2014. This decline was primarily due to lower sales impacting operating income by $48.5 million. This was partially offset by $7.3 million in benefits realized from the 2013 Spartech manufacturing realignment actions and $7.5 million in lower compensation costs and discretionary spending.
In 2015, PolyOne determined it would close two manufacturing facilities within the Designed Structures and Solutions segment to right size operations as a result of declining results and near term outlook. We expect annual cash savings, beginning primarily in the second half of 2016, of approximately $5.0 million as a result of these actions. See further discussion of this restructuring action in Note 4, Employee Separation and Restructuring Costs.
Sales increased $20.1 million, or 3.4%, in 2014 compared to 2013. Sales increased 22.1% as a result of the inclusion of Spartech results for the full year in 2014 and 6.5% due to improved mix. Partially offsetting these increases was a 25.0% volume decline resulting from exiting certain products.
Operating income increased $11.7 million in 2014 compared to 2013. This increase was driven primarily by improved mix of $19.8 million, benefits of the 2013 Spartech realignment actions of $7.7 million, $7.6 million in lower compensation costs and discretionary spending and $9.7 million related to the inclusion of Spartech results for the full year of 2014. Partially offsetting these increases were lower volumes as a result of exiting certain products of $35.0 million.

24 POLYONE CORPORATION

Performance Products and Solutions
Sales decreased $122.5 million, or 15.0%, in 2015 compared to 2014. Sales declined 10.8% as a result of lower volume related to legacy Spartech business along with customer destocking in the first quarter of 2015. The remaining decrease in sales of 4.2% is a result of declining hydrocarbon based raw material costs that led to reduced overall average selling prices.
Operating income decreased $5.7 million in 2015 compared to 2014. Lower volume related to legacy Spartech reduced operating income by $13.2 million. Benefits realized of $6.3 million related to the 2013 Spartech restructuring actions partially offset this decrease.
Sales increased $43.4 million, or 5.6%, in 2014 compared to 2013. Sales increased 5.5% as a result of the acquisition of Spartech and 2.1% due to volume increases primarily within the industrial and transportation end markets. Unfavorable mix as a result of a higher volume of contract manufacturing sales partially offset these increases.
Operating income increased $7.1 million in 2014 compared to 2013. The increase was primarily due to improved volume as a result of the Spartech acquisition of $4.4 million, while the remaining improvement was a result of the benefits realized from the 2013 Spartech realignment actions.
The cost savings achieved from the restructuring actions noted above are in-line with our expectations. We do not expect further benefits related to these actions to have a material impact to the Performance Products and Solutions segment going forward.
PolyOne Distribution
Sales decreased $80.3 million, or 7.2%, in 2015 compared to 2014. Sales were reduced by 7.6% due to declining hydrocarbon based raw material costs that led to lower overall average selling prices. Higher volume partially offset this decrease.
Operating income decreased $0.2 million in 2015 compared to 2014 as a result of higher seller and administrative costs resulting from an investment in commercial resources.
Sales increased $39.2 million, or 3.6%, in 2014 compared to 2013. An increase of 3.3% was primarily driven by increased raw material costs that led to higher overall average selling prices. The remaining increase in sales was attributable to volume growth.
Operating income increased $4.9 million in 2014 compared to 2013 primarily due to increased sales and slightly lower selling and administrative expenses.
Corporate and Eliminations
Corporate and eliminations decreased $115.3 million in 2015 compared to 2014. This decrease was largely due to $52.2 million of lower restructuring charges primarily associated with our 2013 and 2014 actions that have been completed or are substantially complete in 2015 and a $44.9 lower mark-to-market adjustment in 2015 as compared to 2014. The 2015 adjustment was a result of actual asset returns that were lower than our assumed returns partially offset by the impact of increased discount rates. See Note 12, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. The remaining decrease was primarily due to lower compensation costs.
We expect to incur approximately $10.0 million of restructuring charges associated with 2015 actions in the first half of 2016. Approximately $3.0 million of these costs will be non-cash charges.
Corporate and eliminations increased $136.2 million in 2014 as compared to 2013. This increase was primarily a result of the recognition of a pension charge of $51.5 million in 2014 compared to a pension gain of $55.2 million in 2013. The increase was driven primarily by decreased discount rates and a change in our mortality assumptions which unfavorably impacted the mark-to-market adjustment in 2014. Higher restructuring charges of $42.1 million were related to the Spartech restructuring actions and the closure of two manufacturing facilities in Brazil in 2014. Included in 2013 was a gain of $26.9 million related to the third and final earn-out related to our sale of a 50% equity interest in SunBelt to Olin Corporation (Olin). These increases were partially offset by lower environmental remediation costs, net of insurance recoveries, of $31.1 million. See Note 13, Commitments and Contingencies, for further discussion on our environmental matters.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt and equity. By laddering the maturity structure, we avoid concentrations of debt maturities, reducing liquidity risk. We may from

25 POLYONE CORPORATION

time to time seek to retire or purchase our outstanding debt with cash and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding common shares. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved have been and may continue to be material.
The following table summarizes our liquidity as of December 31, 2015:

(In millions)
Cash and cash equivalents	$279.8
Revolving credit availability	341.9
Liquidity	$621.7
As of December 31, 2015, 70% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as indefinitely reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of indefinite reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, due to the complexities associated with this hypothetical calculation and the Company’s indefinite reinvestment policy. As of December 31, 2015, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $293.5 million, for which no deferred tax liability has been provided.
Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, will allow us to maintain adequate levels of available capital to fund our operations, meet debt service obligations, continue paying dividends and repurchase outstanding common shares in accordance with our board authorization.
Expected sources of cash in 2016 include cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2016 include interest payments, cash taxes, contributions to our pension plans, dividend payments, share repurchases, environmental remediation costs, restructuring payments and capital expenditures. Capital expenditures are currently estimated to be $85.0 to $90.0 million in 2016, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2015	2014	2013
Cash provided by (used by):
Operating Activities	$227.2	$208.4	$109.0
Investing Activities	(106.5)	(111.8)	(60.1)
Financing Activities	(70.4)	(218.4)	104.8
Effect of exchange rate on cash	(9.1)	(4.8)	1.5
Net increase (decrease) in cash and cash equivalents	$41.2	$(126.6)	$155.2
Operating activities
In 2015, net cash provided by operating activities was $227.2 million as compared to $208.4 million in 2014. The increase in net cash provided by operating activities of $18.8 million is primarily driven by higher earnings and a decrease in working capital of $18.1 million. Partially offsetting these increases were higher payroll payments of $12.3 million as a result of payment timing and an increase in pension contributions of $5.4 million.
Working capital as a percentage of sales, which we define as the average thirteen months of accounts receivable, plus inventory, less accounts payable, divided by full year sales, improved to 9.7% at December 31, 2015 from 9.9% at December 31, 2014. Days sales outstanding as of December 31, 2015 and December 31, 2014 were 45.4 and 46.0, respectively.
In 2014, net cash provided by operating activities was $208.4 million as compared to $109.0 million in 2013. The increase in net cash provided by operating activities of $99.4 million is primarily driven by lower tax payments of $51.6 million. 2013 included tax payments primarily associated with the gain on sale of the Resin Business, lower pension and post-retirement health care benefit plan payments of $49.5 million and improved working capital.

26 POLYONE CORPORATION

Investing Activities
Net cash used by investing activities during 2015 of $106.5 million reflects capital expenditures of $91.2 million and the acquisition of Magenta for $18.3 million, partially offset by the proceeds from the sale of assets of $3.0 million.
Net cash used by investing activities during 2014 of $111.8 million primarily reflects capital expenditures of $92.8 million and the acquisition of Accella for $47.2 million. This usage was partially offset by the third and final earn-out payment from the 2011 sale of our equity investment in SunBelt of $26.8 million and proceeds from the sale of other assets of $1.4 million.
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
Financing Activities
Net cash used by financing activities in 2015 primarily reflects repayment of long-term debt totaling $365.3 million, a $45.5 million net payment under existing credit facilities, repurchases of $156.1 million of our outstanding common shares and cash dividends paid of $35.7 million. Partially offsetting these cash outflows was $547.3 million of proceeds from the new senior secured term loan.
Net cash used in financing activities in 2014 reflects repurchases of $233.2 million of our outstanding common shares, cash dividends paid of $29.9 million and the repayment of long-term debt of $8.0 million. These cash outflows more than offset the tax benefit of $6.9 million related to the exercise of employee equity awards and a $45.8 million net draw under existing credit facilities.
Net cash used in financing activities in 2013 reflects repayment of our long-term debt of $343.3 million, debt financing costs of $13.0 million, premium on early extinguishment of long-term debt of $4.6 million, repurchases of $131.6 million of our outstanding common shares and dividend payments of $21.5 million. These cash uses were more than offset by proceeds received from the issuance of our 5.25% senior notes due 2023 in the aggregate principal amount of $600.0 million, net proceeds from borrowings under our credit facilities of $11.5 million and income tax benefits of $7.3 million related to the exercise of equity awards.
Total Debt
The following table summarizes debt as presented at December 31, 2015 and 2014.

(In millions)	December 31, 2015	December 31, 2014
7.500% debentures due 2015	$—	$48.6
Revolving credit facility due 2018	—	45.0
7.375% senior notes due 2020	—	313.0
Senior term loan due 2022	541.4	—
5.250% senior notes due 2023	591.7	590.5
Other debt	13.5	13.5
Total debt	$1,146.6	$1,010.6
Less short-term and current portion of long-term debt	18.6	61.7
Long-term debt	$1,128.0	$948.9
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. Net proceeds of $547.3 million reflected a $2.7 million issuance discount. $5.5 million is payable annually while the remaining balance matures on November 12, 2022. The interest rate associated with the term loan is 300 basis points plus the greater of (i) the 1-, 2-, 3- or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. The proceeds from the term loan were used to repay in full $316.6 million aggregate principal amount of our 7.375% senior notes due 2020, repay in full $48.7 million aggregate principal amount of our 7.50% debentures due 2015 and repay $106.6 million of the outstanding balance on our revolving credit facility. We recognized $16.4 million of debt extinguishment costs within Debt extinguishment costs in our Consolidated Statements of Income in connection with these repurchases.
The Company maintains a revolving credit facility, which matures on March 1, 2018, with a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian

27 POLYONE CORPORATION

accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the U.S. or Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the year ended December 31, 2015 and 2014 were 2.46% and 2.84%, respectively. As of December 31, 2015, we had no borrowings under our revolving credit facility, which had availability of $338.7 million. Borrowings under this facility as of December 31, 2014 were $45.0 million.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve certain or specific financial and operating results. As of December 31, 2015, we were in compliance with all covenants.
The Company maintains a credit line with Saudi Hollandi Bank for $16.0 million. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2015, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 1.78%. As of December 31, 2014, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.85%. As of December 31, 2015 and 2014, there was remaining availability on the credit line of $3.2 million and $2.7 million, respectively.
For additional information about our debt obligations, see Note 6, Financing Arrangements, to the accompanying consolidated financial statements.
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
Guarantee of Indebtedness of Others
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin. As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt, which were $12.2 million as of December 31, 2015. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. These notes mature in December 2017.
Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $11.5 million of which was used at December 31, 2015. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.

28 POLYONE CORPORATION

Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2015:

	Payment Due by Period
(In millions)	Total	2016	2017 & 2018	2019 & 2020	Thereafter
Total debt (1)	$1,163.5	$18.6	$11.1	$11.2	$1,122.6
Operating leases	84.6	21.0	29.4	15.1	19.1
Interest on long-term debt obligations (2)	419.4	55.5	113.7	116.9	133.3
Pension and post-retirement obligations (3)	74.8	25.8	11.3	11.1	26.6
Purchase obligations (4)	15.6	12.7	2.6	0.2	0.1
Total	$1,757.9	$133.6	$168.1	$154.5	$1,301.7

(1)	Total debt includes both the current and long-term portions of debt.

(2)	Represents estimated contractual interest payments for all outstanding debt.

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

The table excludes the liability for unrecognized income tax benefits, since we cannot predict with reasonable certainty the timing of cash settlements, if any, with the respective taxing authorities. At December 31, 2015, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $17.0 million.
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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Environmental Liabilities
•    Based upon our estimates, we have $119.9 million accrued at December 31, 2015 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. In some cases, the Company recovers a portion of the costs relating to these obligations from insurers or other third parties; however, the Company records such amounts only when they are collected.

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

•    As noted in Note 13, Commitments and Contingencies, we recorded a $47.0 million adjustment in 2013 related to our ongoing remedial investigation and feasibility study (RIFS) at Calvert City. As we progress through certain benchmarks such as completion of the RIFS, issuance of a record of decision and remedial design, additional information will become available that may require an adjustment to our existing reserves.

29 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2015, we recognized a $11.6 million charge as a result of the recognition of these actuarial losses, which unfavorably impacted our statement of income, statement of comprehensive income, and the funded status of our pension plans. This charge was mainly driven by lower than expected asset returns.

•     Asset returns and interest rates significantly affect the value of future assets and liabilities of our pension and post-retirement plans and therefore the funded status of our plans. It is difficult to predict these factors due to the volatility of market conditions.

•      To develop our discount rate, we consider the yields of high-quality corporate bonds with maturities that correspond to the timing of our benefit obligations, referred to as the bond matching approach.

•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 6.87% for 2015, 6.86% for 2014 and 8.41% for 2013.

•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2015, we adopted the MP-2015 mortality improvement scale which was issued by the Society of Actuaries in October 2015.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2015 and 2014 were 4.11 % and 3.88%, post-retirement liabilities were 4.12% and 3.75%. As of December 31, 2015, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $26.1 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2015 would result in a change of approximately $1.6 million in the 2016 net periodic benefit cost.

•    The expected long-term return on plan assets utilized as of January 1, 2015 and 2014 were 6.87% and 6.86%, respectively. An increase/decrease in our expected long-term return on plan assets of one percent would result in a change of approximately $4.6 million to 2016 net periodic benefit cost.

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

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2015, aggregating to $19.3 million against such assets based on our current assessment of future operating results and these other factors. At December 31, 2015, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $17.0 million.

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

Goodwill
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

•      We estimated fair value using the best information available to us, including market information and discounted cash flow projections using the income approach.

•  The income approach requires us to make assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

•  If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges.

•      Based on our 2015 annual impairment test performed on October 1st, no reporting units were considered at risk of impairment.

• The fair value of the reporting unit is based on a number of subjective factors including: (a) appropriate consideration of valuation approaches, (b) the consideration of our business outlook for fiscal 2016 and beyond, and (c) discount rates for our estimated cash flows. Declining fourth quarter results along with the near term outlook for the Custom Engineered Structures (CES) reporting unit, included in the Designed Structures and Solutions segment, resulted in updating the assumptions for the fair value of this reporting unit. As a result, the fair value of the reporting unit exceeded the carrying value by 13% as of December 31, 2015. As such, we concluded that the goodwill assigned to the CES business of $108.8 million was not impaired, but is at-risk of impairment.

Indefinite-lived Intangible Assets
•   At December 31, 2015, our Consolidated Balance Sheet reflected $96.3 million of indefinite lived trade name assets, which includes, $33.2 million associated with the trade name acquired as part of the acquisition of GLS and $63.1 million associated with trade names acquired as part of the ColorMatrix acquisition.

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
                                                                                                       •     Based on our 2015 annual impairment test, no trade names were considered at risk.

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
Recent and Future Adoption of Accounting Standards
Information regarding recent and future adoption of accounting standards can be found in Note 1, Description of Business and Summary of Significant Accounting Policies, to the consolidated financial statements and is incorporated by reference herein.
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

31 POLYONE CORPORATION

Interest rate exposure — Interest on our revolving credit facility is based upon a Prime rate or LIBOR, plus a margin. Interest on our new senior term secured loan is based upon a fixed rate of 300 basis points plus the greater of (i) the 1-, 2-, 3- or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2015.
Foreign currency exposure — We enter into intercompany lending transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we may enter into foreign exchange forward contracts. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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

32 POLYONE CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statement

Page
Management’s Report	34
Reports of Independent Registered Public Accounting Firm	35-36
Consolidated Financial Statements:
Consolidated Statements of Income	37
Consolidated Statements of Comprehensive Income	38
Consolidated Balance Sheets	39
Consolidated Statements of Cash Flows	40
Consolidated Statements of Shareholders’ Equity	41
Notes to Consolidated Financial Statements	42-67

33 POLYONE CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2015.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2015 and found them to be effective.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2015 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 67 of this Annual Report, which concludes that as of December 31, 2015, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ ROBERT M. PATTERSON	/s/ BRADLEY C. RICHARDSON

Robert M. Patterson	Bradley C. Richardson
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 12, 2016

34 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 12, 2016

35 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 12, 2016

36 POLYONE CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013
Sales	$3,377.6	$3,835.5	$3,771.2
Cost of sales	2,696.1	3,127.6	3,109.0
Gross margin	681.5	707.9	662.2
Selling and administrative expense	430.6	552.8	457.6
Income related to previously owned equity affiliates	—	—	26.9
Operating income	250.9	155.1	231.5
Interest expense, net	(64.1)	(62.2)	(63.5)
Debt extinguishment costs	(16.4)	—	(15.8)
Other expense, net	(2.7)	(4.5)	(1.2)
Income from continuing operations, before income taxes	167.7	88.4	151.0
Income tax expense	(23.0)	(11.2)	(58.1)
Net income from continuing operations	144.7	77.2	92.9
Income from discontinued operations, net of income taxes	—	1.2	149.8
Net income	144.7	78.4	242.7
Net (income) loss attributable to noncontrolling interests	(0.1)	0.8	1.1
Net income attributable to PolyOne common shareholders	$144.6	$79.2	$243.8

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$1.65	$0.85	$0.98
Discontinued operations	—	0.01	1.57
Total	$1.65	$0.86	$2.55

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$1.63	$0.83	$0.97
Discontinued operations	—	0.02	1.56
Total	$1.63	$0.85	$2.53

Cash dividends declared per common share	$0.42	$0.34	$0.26

Weighted-average number of common shares outstanding:
Basic	87.8	92.3	95.5
Diluted	88.7	93.5	96.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 POLYONE CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2015	2014	2013
Net income	$144.7	$78.4	$242.7
Other comprehensive loss:
Translation adjustments	(29.1)	(27.5)	(3.7)
Unrealized gain on available-for-sale securities	0.1	—	—
Total other comprehensive loss	(29.0)	(27.5)	(3.7)
Total comprehensive income	115.7	50.9	239.0
Comprehensive (income) loss attributable to noncontrolling interests	(0.1)	0.8	1.1
Comprehensive income attributable to PolyOne common shareholders	$115.6	$51.7	$240.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 POLYONE CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$279.8	$238.6
Accounts receivable, net	347.0	396.8
Inventories, net	287.0	309.0
Other current assets	47.0	54.0
Total current assets	960.8	998.4
Property, net	583.5	596.7
Goodwill	597.7	590.6
Intangible assets, net	344.6	362.7
Other non-current assets	108.5	117.9
Total assets	$2,595.1	$2,666.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.6	$61.7
Accounts payable	351.6	365.9
Accrued expenses and other liabilities	127.9	172.9
Total current liabilities	498.1	600.5
Long-term debt	1,128.0	948.9
Pension and other post-retirement benefits	77.5	103.7
Deferred income taxes	33.8	57.7
Other non-current liabilities	152.5	178.3
Total non-current liabilities	1,391.8	1,288.6

SHAREHOLDERS' EQUITY
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,155.6	1,155.4
Retained earnings	367.1	259.7
Common shares held in treasury, at cost, 36.9 shares in 2015 and 32.9 shares in 2014	(748.4)	(597.7)
Accumulated other comprehensive loss	(71.3)	(42.3)
Total PolyOne shareholders' equity	704.2	776.3
Noncontrolling interest	1.0	0.9
Total equity	705.2	777.2
Total liabilities and equity	$2,595.1	$2,666.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2015	2014	2013
Operating activities
Net income	$144.7	$78.4	$242.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.1	100.8	97.1
Accelerated depreciation and fixed asset charges associated with restructuring activities	17.6	33.0	13.6
Deferred income tax (benefit) expense	(27.4)	(45.2)	12.9
Debt extinguishment costs	16.4	—	15.8
Share-based compensation expense	9.1	14.2	16.5
Gain on sale of business	—	(1.2)	(223.7)
Income related to previously owned equity affiliates	—	—	(26.9)
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Decrease in accounts receivable	42.6	24.4	26.9
Decrease in inventories	21.4	28.4	20.4
Decrease in accounts payable	(8.3)	(15.2)	(16.6)
(Decrease) increase in pension and other post-retirement benefits	(24.6)	30.0	(124.5)
(Decrease) increase in accrued expenses and other assets and liabilities - net	(62.4)	(39.2)	54.8
Net cash provided by operating activities	227.2	208.4	109.0

Investing activities
Capital expenditures	(91.2)	(92.8)	(76.4)
Business acquisitions, net of cash acquired	(18.3)	(47.2)	(259.4)
Proceeds from sale of businesses and other assets	3.0	28.2	275.7
Net cash used by investing activities	(106.5)	(111.8)	(60.1)

Financing activities
Repayment of long-term debt	(365.3)	(8.0)	(343.3)
Premium on early extinguishment of long-term debt	(13.4)	—	(4.6)
Net proceeds from long-term debt	547.3	—	600.0
Debt financing costs	(6.0)	—	(13.0)
Borrowing under credit facilities	891.3	168.6	129.0
Repayment under credit facilities	(936.8)	(122.8)	(117.5)
Purchase of common shares for treasury	(156.1)	(233.2)	(131.6)
Exercise of stock awards	4.3	6.9	7.3
Cash dividends paid	(35.7)	(29.9)	(21.5)
Net cash (used) provided by financing activities	(70.4)	(218.4)	104.8
Effect of exchange rate changes on cash	(9.1)	(4.8)	1.5
Increase (decrease) in cash and cash equivalents	41.2	(126.6)	155.2
Cash and cash equivalents at beginning of year	238.6	365.2	210.0
Cash and cash equivalents at end of year	$279.8	$238.6	$365.2
The accompanying notes to the consolidated financial statements are an integral part of these statements.

40 POLYONE CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2013	122.2	(32.7)	$1.2	$1,016.1	$(13.0)	$(364.1)	$(11.1)	$629.1	2.3	$631.4
Net income (loss)					243.8			243.8	(1.1)	242.7
Other comprehensive loss							(3.7)	(3.7)		(3.7)
Noncontrolling interest activity									0.5	0.5
Shares issued in connection with acquisitions		10.0		136.6		117.2		253.8		253.8
Cash dividends declared				(5.4)	(19.2)			(24.6)		(24.6)
Repurchase of common shares		(5.0)				(131.6)		(131.6)		(131.6)
Stock-based compensation and exercise of awards		0.6		2.5		7.5		10.0		10.0
Balance at December 31, 2013	122.2	(27.1)	$1.2	$1,149.8	$211.6	$(371.0)	$(14.8)	$976.8	$1.7	$978.5
Net income (loss)					79.2			79.2	(0.8)	78.4
Other comprehensive loss							(27.5)	(27.5)		(27.5)
Cash dividends declared					(31.1)			(31.1)		(31.1)
Repurchase of common shares		(6.3)				(233.2)		(233.2)		(233.2)
Stock-based compensation and exercise of awards		0.5		5.6		6.5		12.1		12.1
Balance at December 31, 2014	122.2	(32.9)	$1.2	$1,155.4	$259.7	$(597.7)	$(42.3)	$776.3	$0.9	$777.2
Net income					144.6			144.6	0.1	144.7
Other comprehensive loss							(29.0)	(29.0)		(29.0)
Cash dividends declared					(37.2)			(37.2)		(37.2)
Repurchase of common shares		(4.5)				(156.1)		(156.1)		(156.1)
Stock-based compensation and exercise of awards		0.5		0.2		5.4		5.6		5.6
Balance at December 31, 2015	122.2	(36.9)	$1.2	$1,155.6	$367.1	$(748.4)	$(71.3)	$704.2	$1.0	$705.2
The accompanying notes to the consolidated financial statements are an integral part of these statements.

41 POLYONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty polymer formulations, color and additive systems, plastic sheet and packaging solutions, and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Our operations are located primarily in North America, South America, Europe and Asia. Our operations are reported in five reportable segments: Color, Additives and Inks; Specialty Engineered Materials; Designed Structures and Solutions; Performance Products and Solutions; and PolyOne Distribution. See Note 16, Segment Information, for more information.
Accounting Standards Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued Auditing Standards Update 2015-03, "Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. The Company adopted ASU 2015-03 during the fourth quarter of 2015 and applied this standard retrospective to 2014. Refer to Note 6, Financial Arrangements, for the impact on our Consolidated Balance Sheets.
In August 2015, the FASB issued Auditing Standards Update 2015-15, "Interest-Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15), which added clarification to ASU 2015-03 in allowing debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 during the fourth quarter of 2015 and applied this standard retrospective to 2014. Debt issuance costs related to our revolving credit facility due 2018 of $2.3 million and $3.2 million for 2015 and 2014, respectively, are reflected in the Consolidated Balance Sheets as other non-current assets.
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to the prior period. This update is effective for annual and interim periods beginning after December 15, 2016. We have early adopted this standard beginning in fiscal 2015. There was no material impact to the Consolidated Financial Statements.
In November 2015, the FASB issued Accounting Standards Update 2015-17, "Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We have early adopted this standard, as permitted, beginning with fiscal 2015, and applied this standard retrospectively to 2014. The retrospective adoption resulted in the following impact to the Consolidated Balance Sheet as of December 31, 2014: a decrease to other current assets of $41.4 million, an increase to other non-current assets of $9.6 million, a decrease in accrued expenses and other liabilities of $0.7 million and a decrease in deferred income taxes of $31.1 million.

42 POLYONE CORPORATION

Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. It will be effective for us beginning January 1, 2018, with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.
In July 2015, the FASB issued Accounting Standards Update 2015-11, "Inventory (Topic 300): Simplifying the Measurement of Inventory" (ASU 2015-11), which applies to inventory measured using first-in, first out (FIFO) or average cost. This update proscribes that an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements, but do not expect this standard to have a material impact on our Consolidated Financial Statements.
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
Long-lived Assets
Property, plant and equipment is carried at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from 3 to 15 years for machinery and equipment and up to 40 years for buildings. During 2015 and 2014, we depreciated certain assets

43 POLYONE CORPORATION

associated with closing manufacturing locations over a shortened life (through a cease-use date). Software is amortized over periods not exceeding 10 years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We expense repair and maintenance costs as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset.
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
We account for operating leases under the provisions of FASB Accounting Standards Codification (ASC) Topic 840, Leases.
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 21 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2015, 2014 or 2013.
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
Our annual measurement date for testing impairment of goodwill and indefinite-lived intangibles is October 1st. We completed our testing of impairment as of October 1, noting no impairment in 2015, 2014 or 2013. Additionally, as noted within our "Critical Accounting Policies and Estimates" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", we completed an interim goodwill impairment assessment as of December 31, 2015 for our Customer Engineered Services reporting unit, which is included in our Designed Structures and Solutions segment, and concluded there was no impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2016. Refer to Note 18, Fair Value, for further discussion of our approach for assessing the fair value of goodwill.
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

44 POLYONE CORPORATION

results in the year in which the gains or losses occur. Refer to Note 12, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2015, 2014 and 2013 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and other post-retirement benefits	Unrealized gain in available-for-sale securities	Total
Balance at January 1, 2013	$(16.5)	$5.2	$0.2	$(11.1)
Translation adjustments	(3.7)	—	—	(3.7)
Balance at December 31, 2013	(20.2)	5.2	0.2	(14.8)
Translation adjustments	(27.5)	—	—	(27.5)
Balance at December 31, 2014	(47.7)	5.2	0.2	(42.3)
Translation adjustments	(29.1)	—	—	(29.1)
Unrecognized gain on available-for-sale securities	—	—	0.1	0.1
Balance at December 31, 2015	$(76.8)	$5.2	$0.3	$(71.3)
Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. See Note 18, Fair Value, for further discussion.
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
Research and Development Expense
Research and development costs from continuing operations, which were $53.0 million in 2015, $53.4 million in 2014 and $52.6 million in 2013, are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service

45 POLYONE CORPORATION

periods in the accompanying Consolidated Statements of Income. As of December 31, 2015, we had one active share-based employee compensation plan, which is described more fully in Note 15, Share-Based Compensation.
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
Note 2 — BUSINESS COMBINATIONS
Magenta Master Fibers
On December 9, 2015, the Company completed the acquisition of Magenta Master Fibers (Magenta), a leading innovative developer of specialty color concentrates for the global fiber industry, for approximately $18.3 million, net of cash acquired. The results of operations of Magenta since the date of acquisition are immaterial. These results are reported in the Color, Additives and Inks segment. The acquisition resulted in preliminary goodwill of $6.6 million, which is not deductible for tax purposes.
Accella Performance Materials
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella Performance Materials (Accella), a leading North American manufacturer of liquid polymer formulations, for approximately $47.2 million, net of cash acquired. The results of operations of Accella were included in the Company’s Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Color, Additives and Inks segment. The final purchase price allocation resulted in goodwill of $24.7 million and intangible assets of $16.0 million. The goodwill and intangible assets are deductible for tax purposes.
Spartech Corporation
On March 13, 2013, PolyOne acquired Spartech, a supplier of sustainable plastic sheet, color and engineered materials and packaging solutions. At the effective time of the merger, each issued and outstanding share of Spartech common shares was canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 shares of PolyOne common shares for a purchase price of $511.1 million. PolyOne funded the cash portion of the consideration, and the repayment of certain portions of Spartech's debt, with a portion of the net proceeds of its issuance of 5.25% senior notes due 2023, discussed in Note 6, Financing Arrangements. The table below summarizes the components of the purchase price.

(In millions, except stock price and share data)
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

46 POLYONE CORPORATION

related to Spartech's 7.08% senior notes due 2016, including $88.9 million of aggregated principal, $10.3 million make-whole provisions, and $3.1 million of interest payable.

The acquisition of Spartech has provided synergies through enhanced operational cost efficiencies and has expanded PolyOne's specialty portfolio. By combining Spartech's leading market positions in sheet, rigid barrier packaging and specialty cast acrylics with PolyOne's capabilities, we have been better able serve our customers and accelerate growth. Spartech's results have been reflected within our Consolidated Statements of Income and within the Designed Structures and Solutions segment, as well as our existing Specialty Engineered Materials, Color, Additives and Inks and Performance Products and Solutions segments since the date of acquisition.
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
Goodwill as of December 31, 2015 and 2014, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Goodwill, gross at January 1, 2014	$112.1	$326.3	$136.3	$186.0	$1.6	$762.3
Accumulated impairment losses	(12.2)	(16.1)	—	(175.0)	—	(203.3)
Goodwill, net at January 1, 2014	99.9	310.2	136.3	11.0	1.6	559.0
Acquisitions of businesses	—	23.5	8.4	0.2	—	32.1
Currency translation	(0.5)	—	—	—	—	(0.5)
Balance at December 31, 2014	99.4	333.7	144.7	11.2	1.6	590.6
Acquisitions of businesses	—	8.6	—	—	—	8.6
Currency translation	(1.4)	(0.1)	—	—	—	(1.5)
Balance at December 31, 2015	$98.0	$342.2	$144.7	$11.2	$1.6	$597.7
At December 31, 2015, PolyOne had $96.3 million of indefinite-lived intangible assets that are not subject to amortization, consisting of a trade name of $33.2 million acquired as part of the acquisition of GLS Corporation (GLS) and trade names of $63.1 million acquired as part of the acquisition of ColorMatrix Group, Inc. (ColorMatrix).
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$199.4	$(42.1)	$—	$157.3
Patents, technology and other	137.0	(45.7)	(0.3)	91.0
Indefinite-lived trade names	96.3	—	—	96.3
Total	$432.7	$(87.8)	$(0.3)	$344.6

	As of December 31, 2014
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$198.1	$(32.6)	$—	$165.5
Patents, technology and other	132.9	(35.3)	(0.1)	97.5
Indefinite-lived trade names	96.3	—	—	96.3
In-process research and development	3.4	—	—	3.4
Total	$430.7	$(67.9)	$(0.1)	$362.7
Amortization of finite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 was $19.9 million, $19.2 million and $17.8 million, respectively.

47 POLYONE CORPORATION

We expect finite-lived intangibles amortization expense for the next five years as follows:

	2016	2017	2018	2019	2020
Expected amortization expense	$20.2	$20.2	$20.2	$20.2	$16.7
Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
In 2015, PolyOne determined it would close two manufacturing facilities within the Designed Structures and Solutions segment and take other corporate actions to reduce administrative costs. These actions were taken as a result of Designed Structures and Solutions' declining results and near term outlook. We recognized $6.2 million of severance costs, $10.0 million of asset related charges, including accelerated depreciation, and $0.9 million of other ongoing costs associated with exiting these plants and transferring equipment. We anticipate these actions to result in $10.0 million of additional charges, primarily incurred in the first half of 2016. Of the additional charges to be incurred, $3.0 million will be accelerated depreciation.
In June 2014, PolyOne determined it would close its Diadema and Joinville, Brazil facilities that were acquired in 2011 with the acquisition of Uniplen Industria de Polimeros Ltda. These actions were taken to streamline operations and improve our financial performance in Brazil. We recognized $1.3 million and $17.0 million related to these actions in 2015 and 2014, respectively. Total costs of $18.3 million in connection with these actions include $11.2 million of asset-related charges, including accelerated depreciation, $2.7 million of severance and $4.4 million of other associated costs. Of the total charges, approximately $7.0 million were cash costs.
In 2013, PolyOne determined it would close seven former Spartech manufacturing facilities and one administrative office and relocate operations to other PolyOne facilities. The closure of these manufacturing facilities was part of the Company’s efforts to improve service, on time delivery and quality as we align assets with our customers' needs. In addition to these actions, PolyOne incurred severance costs related to former Spartech executives and other employees, as well as fixed asset-related charges and other ongoing costs associated with restructuring actions that were underway prior to PolyOne's acquisition of Spartech.
Since the date of the Spartech acquisition, the Company has incurred $123.4 million of charges in connection with the 2013 Spartech actions. Costs include $47.2 million of asset-related charges, including accelerated depreciation and asset write-offs, and total cash charges of $76.2 million, including $25.9 million for severance and $50.3 million of other associated costs. Of the total cash charges, approximately $64.0 million relates to manufacturing realignment actions initiated by PolyOne.

48 POLYONE CORPORATION

The following table summarizes restructuring activity related to the Spartech actions initiated in 2013. These actions are complete as of December 31, 2015.

(In millions)	Long-Lived Asset Charges	Employee Separation	Other Ongoing Costs	Total
Accrual balance at December 31, 2012	$—	$—	$—	$—
Charged to expense	13.6	21.1	9.4	44.1
Cash payments	—	(6.0)	(9.4)	(15.4)
Non-cash utilization	(13.6)	—	—	(13.6)
Accrual balance at December 31, 2013	$—	$15.1	$—	$15.1
Charged to expense	27.3	5.1	27.3	59.7
Cash payments	—	(17.5)	(27.3)	(44.8)
Non-cash utilization	(27.3)	—	—	(27.3)
Accrual balance at December 31, 2014	$—	$2.7	$—	$2.7
Charged to expense	6.3	(0.3)	13.6	19.6
Cash payments	—	(2.3)	(13.6)	(15.9)
Non-cash utilization	(6.3)	—	—	(6.3)
Accrual balance at December 31, 2015	$—	$0.1	$—	$0.1
During 2014, in addition to the actions noted above, we recognized $17.4 million of employee separation and restructuring costs primarily in Europe related to the closure of our Bendorf, Germany manufacturing plant along with other reductions in force across Europe.
In 2015, we recognized total employee separation and restructuring charges of $41.9 million, which included $27.0 million recognized within Cost of goods sold and $14.9 million recognized in Selling and administrative expenses. In 2014, we recognized total employee separation and restructuring charges of $94.1 million, which included $54.0 million recognized within Cost of goods sold and $40.1 million recognized in Selling and administrative expenses. In 2013, we recognized total employee separation and restructuring charges of $52.0 million, which included $16.1 million recognized within Cost of goods sold and $35.9 million recognized in Selling and administrative expenses.
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
The Resin Business' sales, income before income taxes and net income were as follows:

	Year Ended December 31,
(In millions)	2014	2013*
Sales	$—	$55.3

Gain on sale	$—	$223.7
Income from operations	—	12.2
Income before taxes	—	235.9
Income tax benefit (expense)	1.2	(86.1)
Income from discontinued operations, net of income taxes	$1.2	$149.8
* Includes the Resin Business' operating results through May 29, 2013.

49 POLYONE CORPORATION

Note 6 — FINANCING ARRANGEMENTS
Total debt as of December 31 consisted of the following:

As of December 31, 2015 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt
Senior term loan due 2022	$550.0	$8.6	$541.4
5.250% senior notes due 2023	600.0	8.3	591.7
Other debt	13.5	—	13.5
Total debt	$1,163.5	$16.9	$1,146.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Long-term debt	$1,144.9	$16.9	$1,128.0

As of December 31, 2014 (In millions)	Principal Amount	Unamortized discount and debt issuance cost(1)	Net debt
7.500% debentures due 2015	$48.7	$0.1	$48.6
Revolving credit facility due 2018	45.0	—	45.0
7.375% senior notes due 2020	316.6	3.6	313.0
5.250% senior notes due 2023	600.0	9.5	590.5
Other debt	13.5	—	13.5
Total debt	$1,023.8	$13.2	$1,010.6
Less short-term and current portion of long-term debt	61.8	0.1	61.7
Long-term debt	$962.0	$13.1	$948.9

(1)
Prior to the adoption of ASU 2015-03, debt issuance costs of $0.1 million and $13.1 million were previously reflected in the Consolidated Balance Sheets as other current assets and other non-current assets, respectively.

On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. Net proceeds of $547.3 million reflected a $2.7 million issuance discount. $5.5 million is payable annually while the remaining balance matures on November 12, 2022. The interest rate associated with the term loan is 300 basis points plus the greater of (i) the 1-, 2-, 3- or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. The proceeds from the term loan were used to repay in full $316.6 million aggregate principal amount of our 7.375% senior notes due 2020, repay in full $48.7 million aggregate principal amount of our 7.50% debentures due 2015 and repay $106.6 million of the outstanding balance on our revolving credit facility. We recognized $16.4 million of debt extinguishment costs within Debt extinguishment costs in our Consolidated Statements of Income in connection with these repurchases.
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
The Company maintains a revolving credit facility, which matures on March 1, 2018, with a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the U.S. or Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest

50 POLYONE CORPORATION

rate under this facility for the year ended December 31, 2015 and 2014 were 2.46% and 2.84%, respectively. As of December 31, 2015, we had no borrowings under our revolving credit facility, which had availability of $338.7 million. Borrowings under this facility as of December 31, 2014 were $45.0 million.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve certain or specific financial and operating results. As of December 31, 2015, we were in compliance with all covenants.
The Company maintains a credit line with Saudi Hollandi Bank for $16.0 million. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. The credit line is being used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2015, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 1.78%. As of December 31, 2014, letters of credit under the credit line were $0.2 million and borrowings were $13.1 million with an interest rate of 1.85%. As of December 31, 2015 and 2014, there was remaining availability on the credit line of $3.2 million and $2.7 million, respectively.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2016	$18.6
2017	5.5
2018	5.6
2019	5.6
2020	5.6
Thereafter	1,122.6
Aggregate maturities	$1,163.5
Included in Interest expense, net for the years ended December 31, 2015, 2014 and 2013 was interest income of $1.0 million, $1.1 million and $1.3 million, respectively. Total interest paid on debt was $65.9 million in 2015, $59.8 million in 2014 and $50.4 million in 2013.
Note 7 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles, railcars, computers and software under operating leases. Rent expense from continuing operations was $27.1 million in 2015, $30.4 million in 2014 and $24.5 million in 2013.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2015 are as follows:

(In millions)
2016	$21.0
2017	17.2
2018	12.2
2019	8.3
2020	6.8
Thereafter	19.1
Total	$84.6

51 POLYONE CORPORATION

Note 8 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net as of December 31 consist of the following:

(In millions)	2015	2014
Trade accounts receivable	$350.0	$399.9
Allowance for doubtful accounts	(3.0)	(3.1)
Accounts receivable, net	$347.0	$396.8
The following table details the changes in allowance for doubtful accounts:

(In millions)	2015	2014	2013
Balance at beginning of the year	$(3.1)	$(5.2)	$(4.3)
Provision for doubtful accounts	(0.2)	(0.4)	(0.2)
Accounts written off	—	2.2	0.2
Currency translation and other adjustments	0.3	0.3	(0.9)
Balance at end of year	$(3.0)	$(3.1)	$(5.2)

Note 9 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2015	December 31, 2014
Finished products	$172.7	$187.8
Work in process	5.0	4.1
Raw materials and supplies	109.3	117.1
Inventories, net	$287.0	$309.0
Note 10 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2015	December 31, 2014
Land and land improvements	$46.9	$49.2
Buildings	318.3	309.2
Machinery and equipment	1,104.7	1,077.2
Property, gross	1,469.9	1,435.6
Less accumulated depreciation and amortization	(886.4)	(838.9)
Property, net	$583.5	$596.7
Depreciation expense from continuing operations was $84.4 million in 2015, $104.7 million in 2014 and $91.0 million in 2013. Included in depreciation expense from continuing operations was accelerated depreciation of $6.2 million, $23.1 million and $12.7 million during 2015, 2014 and 2013, respectively, related to restructuring actions.
Note 11 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2015 and 2014 consist of the following:

	Accrued expenses and other liabilities		Other non-current liabilities
	December 31,		December 31,
(In millions)	2015	2014	2015	2014
Employment costs	$76.8	$112.2	$21.7	$23.4
Environmental liabilities	10.2	11.5	109.7	109.6
Accrued taxes	4.2	10.3	—	—
Pension and other post-employment benefits	5.7	5.7	—	—
Accrued interest	12.1	16.1	—	—
Dividends payable	10.3	8.8	—	—
Unrecognized tax benefits	1.5	2.1	14.2	26.0
Other	7.1	6.2	6.9	19.3
Total	$127.9	$172.9	$152.5	$178.3

52 POLYONE CORPORATION

Note 12 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. We recognized a charge of $11.6 million and $56.5 million in the fourth quarter of 2015 and 2014, respectively, related to the actuarial losses during the year. In the fourth quarter of 2013, we recognized a benefit of $44.0 million.
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

	Pension Benefits		Health Care Benefits
(In millions)	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligation — beginning of year	$576.8	$537.0	$16.6	$16.4
Service cost	1.7	1.6	—	—
Interest cost	21.3	24.9	0.6	0.7
Actuarial (gain) loss	(18.3)	70.9	(3.6)	1.3
Benefits paid	(51.9)	(54.8)	(1.2)	(1.7)
Other	(2.2)	(2.8)	(0.6)	(0.1)
Projected benefit obligation — end of year	$527.4	$576.8	$11.8	$16.6
Projected salary increases	(1.7)	(3.5)	—	—
Accumulated benefit obligation	$525.7	$573.3	$11.8	$16.6
Change in plan assets:
Plan assets — beginning of year	$484.0	$472.2	$—	$—
Actual return on plan assets	(1.2)	47.8	—	—
Company contributions	25.8	20.1	1.2	1.5
Benefits paid	(51.9)	(54.8)	(1.2)	(1.7)
Other	(0.7)	(1.3)	—	0.2
Plan assets — end of year	$456.0	$484.0	$—	$—
Unfunded status at end of year	$(71.4)	$(92.8)	$(11.8)	$(16.6)
Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2015	2014	2015	2014
Accrued expenses and other liabilities	$4.4	$4.1	$1.3	$1.6
Other non-current liabilities	67.0	88.7	10.5	15.0
As of December 31, 2015 and 2014, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2015	2014	2015	2014
Projected benefit obligation	$527.4	$566.3	$11.8	$16.6
Accumulated benefit obligation	525.7	562.8	11.8	16.6
Fair value of plan assets	456.0	473.5	—	—

53 POLYONE CORPORATION

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2015	2014	2015	2014
Discount rate	4.11%	3.88%	4.12%	3.75%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	6.69%	6.88%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2027
The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2015.

	Pension Benefits			Health Care Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit costs (gains):
Service cost	$1.7	$1.6	$1.7	$—	$—	$—
Interest cost	21.3	24.9	23.9	0.6	0.7	0.6
Expected return on plan assets	(32.7)	(32.2)	(37.4)	—	—	—
Mark-to-market actuarial net losses (gains)	15.2	55.2	(43.0)	(3.6)	1.3	(1.0)
Net periodic benefit cost (gain)	$5.5	$49.5	$(54.8)	$(3.0)	$2.0	$(0.4)

In 2015, we recognized an $11.6 million mark-to-market charge that was primarily a result of actual asset returns that were $33.9 million lower than our assumed returns. Partially offsetting the lower asset returns was the increase in our year end discount rates, from 3.88% to 4.11%, and updated mortality assumptions.
In 2014, we recognized a $56.5 million mark-to-market charge that was primarily a result of the decrease in year end discount rates, from 4.83% to 3.88%, and updated mortality assumptions. During 2014, we adopted the RP-2014 mortality table which was issued by the Society of Actuaries in October 2014.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2015	2014	2013	2015	2014	2013
Discount rate*	3.88%	4.83%	4.12%	3.75%	4.38%	3.71%
Expected long-term return on plan assets*	6.87%	6.86%	8.41%	—%	—%	—%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	6.88%	7.02%	7.39%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.50%	4.50%	4.63%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2027	2027	2025

*	The mark-to-market component of net periodic costs is determined based on discount rates as of year end and actual asset returns during the year.
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

54 POLYONE CORPORATION

The fair values of pension plan assets at December 31, 2015 and 2014, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2015
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category
Cash	$3.6	$—	$—	$3.6
Equities	15.8	—	—	15.8
Registered investment companies:
Non-U.S. equity	38.8	—	—	38.8
Common collective funds:
Short-term investments	—	3.4	—	3.4
United States equity	—	53.1	—	53.1
Fixed income	—	76.4	—	76.4
United States treasuries	87.3	—	—	87.3
Fixed income securities	137.9	34.9	—	172.8
Other	—	—	4.8	4.8
Totals	$283.4	$167.8	$4.8	$456.0

	Fair Value of Plan Assets at December 31, 2014
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category
Cash	$6.7	$—	$—	$6.7
Equities	19.2	—	—	19.2
Registered investment companies:
Non-U.S. equity	44.3	—	—	44.3
Floating rate income	35.7	—	—	35.7
Common collective funds:
Short-term investments	—	18.8	—	18.8
United States equity	—	62.6	—	62.6
Fixed income	—	77.0	—	77.0
United States treasuries	74.6	—	—	74.6
Fixed income securities	124.7	5.2	—	129.9
Other	—	—	15.2	15.2
Totals	$305.2	$163.6	$15.2	$484.0
Equities represent U.S. publicly-traded equity securities of companies with a market capitalization typically between than $1 billion and $6 billion with a focus on growth or value. International equities primarily represent publicly-traded equity securities of developed international countries and emerging markets with a focus on growth or value. The registered investment company fixed income funds invest primarily in investment grade fixed income securities. The registered investment company non-US equity funds invest in underlying securities that are actively traded in public, non-US markets. The registered investment company floating rate income fund strategy is to invest primarily in a diversified portfolio of first and second lien high-yield senior floating rate loans and other floating rate debt securities. Common collective funds are valued at the net value of units held by the fund at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. Short-term investments in common collective funds represent cash and other short-term investments. The equity investments in common collective funds are predominately in equity or investment grade fixed income securities actively traded in public markets based upon readily measurable prices. The United States treasuries and fixed income securities

55 POLYONE CORPORATION

consist of publicly traded United States and non-United States fixed interest obligations (principally corporate and government bonds and debentures). Other assets are primarily insurance contracts for international plans.
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
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2016	$39.8	$1.2
2017	39.2	1.2
2018	39.1	1.2
2019	38.3	1.1
2020	38.3	1.0
2021 through 2025	180.8	4.3
We currently estimate that 2016 employer contributions will be $24.6 million to all qualified and non-qualified pension plans and $1.2 million to all healthcare benefit plans.
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
Following are our contributions to the RSP:

(In millions)	2015	2014	2013
Retirement savings match	$9.9	$9.7	$9.8
Retirement benefit contribution	4.1	4.0	4.0
Total contributions	$14.0	$13.7	$13.8
Note 13 — COMMITMENTS AND CONTINGENCIES
Environmental — We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the environmental investigation and remediation of certain sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We may also initiate corrective and preventive environmental projects of our own to ensure safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial position, results of operations or cash flows.
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
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which the Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocation of future remediation costs at the Calvert City site to Westlake Vinyls. While we do not currently assume any allocation of costs in our current reserve, we will adjust our reserve, in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study (RIFS) is underway at the Calvert City site. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA).

56 POLYONE CORPORATION

Utilizing the preliminary results of a ground water modeling study that we obtained in the fourth quarter of 2013, we were able to develop estimates for potential remedies at Calvert City. Based upon this information, we recorded a $47.0 million charge in the fourth quarter of 2013 associated with the anticipated remedy. The EPA provided a final remedial investigation report in the third quarter of 2015. Additionally, in the third quarter of 2015, the USEPA assumed responsibility for the completion of the feasibility study. We continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.
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
In April 2014, the USEPA released a Focused Feasibility Study for public comment for a portion of the lower Passaic River. The Cooperating Parties, along with other interested parties, have submitted comments, and the USEPA is currently reviewing the comments. In February 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report for the lower Passaic River. In March 2015, Franklin-Burlington, along with nine other PRPs, submitted a de minimis settlement petition to the USEPA, asserting the ten entities contributed little or no impact to the lower Passaic River and seeking a meeting to commence settlement discussions. The USEPA has stated that it views the issuance of a Record of Decision as the appropriate time for de minimis discussions. It is uncertain when such discussions will take place. In April 2015, the Cooperating Parties submitted a feasibility study to the USEPA. The feasibility study does not contemplate who is responsible for remediation nor does it determine how such costs will be allocated to PRPs. The CPG is currently revising its RIFS, which has not yet been approved by the USEPA, as part of continuing technical discussions with the USEPA.
As of December 31, 2015, we have not accrued for remedial costs related to the lower Passaic River. We believe Franklin-Burlington, based on the currently available information, contributed little to no contamination to the lower Passaic River. We are unable to estimate a liability, if any, given the uncertainties related to this matter, including the fact that the final remedial actions and scope, an allocation to Franklin-Burlington, if any, and a final resolution of the de minimis petition or the appropriate legal actions, have not been determined.
Based on our estimates, we had accruals totaling $119.9 million and $121.1 million as of December 31, 2015 and 2014, respectively, for probable future environmental expenditures relating to previously contaminated sites. These accruals are undiscounted and included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon information and technology that is currently available and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2015. However, such additional costs, if any, cannot be currently estimated.
We believe that the probability is remote that losses in excess of amounts we have accrued would be materially adverse to our financial position, results of operations or cash flows.
The following table details the changes in the environmental accrued liabilities:

(In millions)	2015	2014	2013
Balance at beginning of the year	$121.1	$125.9	$75.4
Environmental expenses	9.3	10.3	61.2
Net cash payments	(9.8)	(14.7)	(14.3)
Currency translation and other	(0.7)	(0.4)	3.6
Balance at end of year	$119.9	$121.1	$125.9
Included in Cost of sales in the accompanying Consolidated Statements of Income are insurance recoveries received for previously incurred environmental costs of $3.5 million, $3.7 million and $23.5 million in 2015, 2014 and 2013, respectively. Such insurance recoveries are recognized as a gain when received.

57 POLYONE CORPORATION

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
Guarantees — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (Sunbelt) to Olin Corporation (Olin). As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt which are $12.2 million as of December 31, 2015. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.
Note 14 — INCOME TAXES
Income from continuing operations, before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable.
Income from continuing operations, before income taxes consists of the following:

(In millions)	2015	2014	2013
Domestic	$93.8	$53.5	$109.1
Foreign	73.9	34.9	41.9
Income from continuing operations, before income taxes	$167.7	$88.4	$151.0
A summary of income tax expense (benefit) from continuing operations is as follows:

(In millions)	2015	2014	2013
Current income tax expense (benefit):
Federal	$21.6	$36.1	$18.2
State	2.2	3.1	2.8
Foreign	26.6	17.2	22.5
Total current income tax expense (benefit):	$50.4	$56.4	$43.5
Deferred income tax expense (benefit):
Federal	$(33.1)	$(36.7)	$11.9
State	4.5	(4.6)	2.8
Foreign	1.2	(3.9)	(0.1)
Total deferred income tax (benefit) expense	$(27.4)	$(45.2)	$14.6
Total income tax expense (benefit)	$23.0	$11.2	$58.1
Refer to Note 5, Discontinued Operations, for income tax expense allocated to discontinued operations.

58 POLYONE CORPORATION

A reconciliation of the U.S. federal statutory tax rate to the consolidated effective income tax rate along with a description of significant reconciling items is included below.

	2015	2014	2013
Income tax expense at 35%	35.0%	35.0%	35.0%
Amended prior period tax returns	(18.3)	(2.3)	—
Foreign tax rate differential	(5.0)	(5.7)	(3.3)
State and local tax, net	2.7	2.8	2.6
Domestic production activities deduction	(2.0)	(2.5)	(1.0)
Permanent tax differences	1.8	(2.1)	4.9
U.S. credit for research activities	(0.7)	(1.2)	(1.4)
Tax benefits on certain foreign investments	(0.7)	(17.0)	—
Uncertain tax positions	0.6	1.0	(0.3)
Changes in valuation allowances	0.3	7.8	2.0
Settlements	—	(3.1)	—
Effective income tax rate	13.7%	12.7%	38.5%
The effective tax rates for all periods differed from the U.S. federal statutory tax rate as a result of permanent items, state and local income taxes and foreign tax rates differences. Permanent items primarily consist of income or expense not taxable or deductible. Significant or unusual items impacting the effective income tax rate are described below.
2015 Significant items
Amending U.S. federal income tax returns for 2004 through 2012 to use foreign tax credits decreased the effective tax rate by 18.3% ($30.7 million).
Uncertain tax positions increased the effective tax rate by 0.6% ($1.0 million). The reversal of an uncertain tax position due to the expiration of the statute of limitations decreased the effective tax rate by 5.9% ($9.9 million). A foreign court ruling, which settled an uncertain position taken in a prior year, increased the effective tax rate by 4.7% ($7.9 million). Other unfavorable uncertain tax positions more than offset the net decrease in the effective tax rate of these two items.
2014 Significant items
Tax benefits on certain foreign investments decreased the effective tax rate by 17.0% ($15.0 million) related to the write-off of our investment in certain Brazil subsidiaries for tax purposes and operating losses primarily as a result of restructuring actions to close certain Brazil facilities discussed in Note 4, Employee Separation and Restructuring Costs.
Permanent tax differences decreased the effective tax rate by 2.1% ($1.9 million) primarily related to foreign tax law changes and the utilization of foreign tax credits.
Changes in valuation allowances increased the effective tax rate by 7.8% ($6.9 million) primarily related to certain Brazilian subsidiaries as a result of cumulative operating losses.
2013 Significant items
Permanent tax differences increased the effective tax rate by 4.9% ($7.4 million) primarily related to foreign tax law changes and the tax effect of statutory foreign exchange gains.
The U.S. credit for research activities benefit decreased the effective tax rate by 1.4% ($2.1 million), which included the benefit of two years of the U.S. research and experimentation tax credit due to the extension of the credit in the American Taxpayer Relief Act of 2012 (the Act) as signed into law in January 2013. The Act extended certain tax benefits retroactively to January 1, 2012.

59 POLYONE CORPORATION

Components of our deferred tax assets (liabilities) as of December 31, 2015 and 2014 were as follows:

(In millions)	2015	2014
Deferred tax assets:
Pension and other post-retirement benefits	$29.7	$39.1
Employment costs	34.7	47.2
Environmental reserves	45.8	46.5
Net operating loss carryforwards	33.3	42.0
Foreign tax credit carryforwards	37.4	8.7
Other, net	22.3	21.9
Gross deferred tax assets	$203.2	$205.4
Valuation allowances	(19.3)	(23.6)
Total deferred tax assets, net of valuation allowances	$183.9	$181.8

Deferred tax liabilities:
Tax and book basis differences associated with property, plant and equipment	$(60.3)	$(76.9)
Tax and book basis differences associated with intangibles	(135.8)	(135.2)
Other, net	(7.2)	(9.1)
Total deferred tax liabilities	$(203.3)	$(221.2)

Net deferred tax liabilities	$(19.4)	$(39.4)
As of December 31, 2015, the Company had $37.4 million of U.S. foreign tax credit carryforwards that expire between 2016 and 2025. The Company plans to utilize all U.S. foreign tax credits prior to the expiration period.
As of December 31, 2015, we had gross state net operating loss carryforwards of $203.8 million that expire at various dates from 2016 through 2032. Various foreign subsidiaries have gross net operating loss carryforwards totaling $102.6 million that expire between 2016 and 2035 with limited exceptions that have indefinite carryforward periods. We have provided valuation allowances of $18.9 million against certain foreign and state net operating loss carryforwards that are expected to expire prior to utilization. The valuation allowances decreased by $4.3 million from 2014 to 2015 primarily related to foreign exchange rate changes.
No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $293.5 million as of December 31, 2015, because our intention is to reinvest indefinitely undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
We made worldwide income tax payments of $57.7 million and received refunds of $2.6 million in 2015. We made worldwide income tax payments of $70.0 million and $120.3 million in 2014 and 2013, respectively, and received refunds of $4.2 million and $2.9 million in 2014 and 2013, respectively. Payments made in 2014 included U.S. federal tax payments related to 2013 U.S. federal income of $9.7 million. Higher income tax payments made in 2013 primarily related to higher 2013 earnings and the gain recognized related to the divestiture of the Resin Business.
The Company records provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2015	2014	2013
Balance as of January 1,	$28.6	$15.2	$14.5
Increases as a result of positions taken during current year	0.5	1.2	—
Increases as a result of positions taken for prior years	12.6	3.8	—
Balance related to acquired businesses	—	14.2	1.1
Reductions for tax positions of prior years	—	(2.3)	—
Decreases as a result of lapse of statute of limitations	(13.1)	—	(0.6)
Decreases relating to settlements with taxing authorities	(15.3)	(2.3)	(0.3)
Other, net	(0.8)	(1.2)	0.5
Balance as of December 31	$12.5	$28.6	$15.2
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2015 and 2014, we had $4.5 million and $8.6 million accrued for interest and penalties, respectively.

60 POLYONE CORPORATION

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur up to $4.7 million based on the outcome of tax examinations and the expiration of statutes of limitations.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be a benefit of $9.8 million.
The Company is currently being audited by several state and foreign taxing jurisdictions. With the exception of amended tax returns for 2004 to 2010 which are limited in scope to foreign tax credits, we are no longer subject to U.S. federal income tax examinations for periods preceding 2012. With limited exceptions, we are no longer subject to state tax on foreign tax examinations for periods preceding 2010.
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
Equity and Performance Incentive Plans
The PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP), as amended and restated in 2015, reserved 6.2 million common shares for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). It is anticipated that all share-based grants and awards that are earned and exercised will be issued from PolyOne common shares that are held in treasury.
Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income. A summary of compensation expense by type of award follows:

(In millions)	2015	2014	2013
Stock appreciation rights	$4.4	$5.5	$6.1
Performance shares	0.5	0.7	0.3
Restricted stock units	4.2	8.0	10.1
Total share-based compensation	$9.1	$14.2	$16.5
Stock Appreciation Rights
During the years ended December 31, 2015, 2014 and 2013, the total number of SARs granted were 0.3 million, 0.3 million and 0.5 million, respectively. Awards vest in one-third increments upon the later of the attainment of stock price targets and time-based vesting over a three-year service period. Awards granted in 2015 and 2014 are subject to an appreciation cap of 200% of the base price. Outstanding SARs have contractual terms ranging from seven to ten years from the date of the grant.
The SARs were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The SARs have time and market-based vesting conditions but vest no earlier than their three year graded vesting schedule. The expected term is an output from the Monte Carlo model, and are derived from employee exercise assumptions that are based on PolyOne historical exercise experience. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. The expected dividend assumption was determined based upon PolyOne's dividend yield at the time of grant. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.

61 POLYONE CORPORATION

The following is a summary of the weighted average assumptions related to the grants issued during 2015, 2014 and 2013:

	2015	2014	2013
Expected volatility	43.0%	48.0%	50.0%
Expected dividends	1.05%	0.91%	1.04%
Expected term (in years)	6.5	6.4	7.4
Risk-free rate	1.95%	2.94%	2.12%
Value of SARs granted	$13.94	$14.05	$10.83
A summary of SAR activity for 2015 is presented below:

Stock Appreciation Rights In millions, except per share data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	1.6	$20.13	6.63	$28.9
Granted	0.3	38.36	—
Exercised	(0.4)	13.10	—
Outstanding as of December 31, 2015	1.5	$25.49	6.75	$13.1
Vested and exercisable as of December 31, 2015	0.9	$18.98	5.52	$12.0
The total intrinsic value of SARs exercised during 2015, 2014 and 2013 was $9.7 million, $15.0 million and $14.9 million, respectively. As of December 31, 2015, there was $2.4 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 17 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2015, 2014 and 2013, the total number of RSUs granted were 0.1 million, 0.2 million and 0.5 million, respectively. These RSUs, which vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2015, 0.7 million RSUs remain unvested with a weighted-average grant date fair value of $29.94. Unrecognized compensation cost for RSUs at December 31, 2015 was $5.5 million, which is expected to be recognized over the weighted average remaining vesting period of 10 months.
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
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, intangible assets and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations assets and liabilities primarily include cash, debt, pension and other employee benefits, environmental liabilities, retained assets and liabilities of discontinued

62 POLYONE CORPORATION

operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
On December 9, 2015, the Company completed the acquisition of specialty color concentrates of Magenta, a leading innovative developer in the global fiber industry, for approximately $18.3 million in cash, net of cash acquired. Magenta results are included within the Color, Additives and Inks segment.
On December 1, 2014, the Company completed the acquisition of specialty assets of Accella, a leading North American manufacturer of liquid polymer formulations, for $47.2 million in cash, net of cash acquired. Accella results were included within the Color, Additives and Inks segment.
The following is a description of each of our five reportable segments.
Color, Additives and Inks
Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with a non-base resin, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, such as UV stabilization, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Asia and Africa.
Specialty Engineered Materials
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
Designed Structures and Solutions
On March 13, 2013, the Company completed the acquisition of Spartech, a supplier of plastic sheet, color and engineered materials, and packaging solutions. As a result of the acquisition, a new reportable segment, "Designed Structures and Solutions", was created. We believe PolyOne's Designed Structures and Solutions segment is a market leader in providing specialized, full service and innovative solutions in engineered polymer structures, rigid barrier packaging and specialty cast acrylics. We utilize a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or design and visual aesthetics to meet our customers’ needs. Our offerings also include a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical, and consumer markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.

63 POLYONE CORPORATION

Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials (Geon) and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and extrusion processors located in North America and Asia. The GeonTM brand name carries strong recognition globally. Geon's products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom formulation development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: healthcare, wire and cable, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary compounds for pressure pipe and drip irrigation applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a capital-efficient way to effectively develop custom products for niche markets by leveraging its extensive process technology expertise, broad manufacturing capabilities and geographic locations.

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
Financial information by reportable segment is as follows:

Year Ended December 31, 2015 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization(1)	Capital Expenditures	Total Assets
Color, Additives and Inks	801.2	9.5	810.7	135.4	42.4	27.3	939.5
Specialty Engineered Materials	493.1	49.7	542.8	79.6	15.9	17.7	353.4
Designed Structures and Solutions	448.8	4.7	453.5	13.8	16.9	18.4	449.5
Performance Products and Solutions	615.8	78.3	694.1	57.4	16.2	9.8	237.4
PolyOne Distribution	1,018.7	15.4	1,034.1	68.0	0.7	0.4	200.0
Corporate and eliminations	—	(157.6)	(157.6)	(103.3)	12.2	17.6	415.3
Total	$3,377.6	$—	$3,377.6	$250.9	$104.3	$91.2	$2,595.1
(1) Corporate and eliminations includes accelerated depreciation associated with restructuring actions of $6.2 million.

Year Ended December 31, 2014 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization(1)	Capital Expenditures	Total Assets
Color, Additives and Inks	835.0	15.8	850.8	124.9	41.4	28.1	934.2
Specialty Engineered Materials	555.2	43.1	598.3	72.4	16.7	15.2	370.1
Designed Structures and Solutions	616.5	1.0	617.5	45.1	19.8	25.6	490.1
Performance Products and Solutions	728.2	88.4	816.6	63.1	17.7	15.2	265.5
PolyOne Distribution	1,100.6	13.8	1,114.4	68.2	0.6	0.1	214.2
Corporate and eliminations	—	(162.1)	(162.1)	(218.6)	27.7	8.6	392.2
Total	$3,835.5	$—	$3,835.5	$155.1	$123.9	$92.8	$2,666.3

(1) Corporate and eliminations includes accelerated depreciation associated with restructuring actions of $23.1 million.

64 POLYONE CORPORATION

Year Ended December 31, 2013 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization(1)	Capital Expenditures(1a)	Total Assets
Color, Additives and Inks	844.6	7.7	852.3	104.0	38.8	29.3	960.7
Specialty Engineered Materials	571.9	43.6	615.5	57.2	18.8	14.3	378.4
Designed Structures and Solutions	597.3	0.1	597.4	33.4	21.2	13.4	523.1
Performance Products and Solutions	690.9	82.3	773.2	56.0	15.5	12.4	276.3
PolyOne Distribution	1,066.5	8.7	1,075.2	63.3	0.6	0.3	216.7
Corporate and eliminations	—	(142.4)	(142.4)	(82.4)	13.9	6.5	541.4
Total	$3,771.2	$—	$3,771.2	$231.5	$108.8	$76.2	$2,896.6
(1) Excludes $1.0 million of depreciation expense associated with the Resin Business. Corporate and eliminations includes accelerated depreciation associated with restructuring actions of $12.7 million.
(1a) Excludes $0.2 million of capital expenditures associated with the Resin Business.
Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2015	2014	2013
Sales:
United States	$2,244.9	$2,590.4	$2,538.2
Europe	430.1	511.8	519.7
Canada	241.3	277.4	267.8
Asia	235.9	246.2	239.0
Mexico	209.7	178.4	158.1
South America	15.7	31.3	48.4
Total Sales	$3,377.6	$3,835.5	$3,771.2

Long-lived assets:
United States	$418.1	$421.1	$444.4
Europe	94.0	95.7	103.0
Canada	6.9	12.8	13.2
Asia	40.2	39.5	51.8
Mexico	19.4	19.7	20.5
South America	4.9	7.9	13.3
Total Long-lived assets	$583.5	$596.7	$646.2
Note 17 — COMMON SHARE DATA
Weighted-average shares used in computing net income per share are as follows:

(In millions)	2015	2014	2013
Weighted-average shares — basic:	87.8	92.3	95.5
Plus dilutive impact of share-based compensation	0.9	1.2	1.0
Weighted-average shares — diluted:	88.7	93.5	96.5
Outstanding share-based awards with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted net income per share. The number of anti-dilutive options and awards was 0.4 million and 0.3 million at December 31, 2014 and 2013, respectively. Less than 0.1 million options and awards were anti-dilutive for the computation of diluted earnings per common share at December 31, 2015.
We purchased 4.5 million, 6.3 million and 5.0 million shares in 2015, 2014 and 2013, respectively, at an aggregate cost of $156.1 million, $233.2 million and $131.6 million, respectively, under these authorizations.

65 POLYONE CORPORATION

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
Financial instruments accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 include cash of $279.8 million and $238.6 million, respectively, and are classified as level 1 assets within the fair value hierarchy.
The estimated fair value of PolyOne’s debt instruments at December 31, 2015 and 2014 was $1,136.2 million and $1,031.9 million, respectively, compared to carrying values of $1,146.6 million and $1,010.6 million as of December 31, 2015 and 2014, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on an annual basis or at an interim date if potential impairment indicators are present. The implied fair value of goodwill is determined based on significant unobservable inputs. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. We use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions. No impairment charges were required in 2015, 2014 or 2013.
Indefinite-lived intangible assets primarily consist of the GLS and ColorMatrix trade names. Indefinite-lived intangible assets are tested for impairment annually at the same time we test goodwill for impairment. The implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trade name. No impairment charges were required in 2015, 2014 or 2013.
Note 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015 Quarters				2014 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth(6)	Third (7)	Second (8)	First (9)
Sales	$775.8	$841.6	$887.1	$873.1	$869.3	$958.4	$1,005.5	$1,002.3
Gross Margin	156.9	169.1	185.7	169.8	152.6	182.6	184.5	188.2
Operating income (loss)	31.3	69.2	80.3	70.1	(14.3)	63.6	49.4	56.4
Net income (loss) from continuing operations	3.0	44.5	67.0	30.2	(15.0)	32.3	30.7	29.2
Net income (loss) from continuing operations attributable to PolyOne shareholders	$3.1	$44.5	$66.8	$30.2	$(14.6)	$32.3	$30.9	$29.4

Net income from continuing operations per common share attributable to PolyOne common shareholders: (1)
Basic earnings (loss) per share	$0.04	$0.51	$0.75	$0.34	$(0.16)	$0.35	$0.33	$0.31
Diluted earnings (loss) per share	$0.04	$0.50	$0.74	$0.34	$(0.16)	$0.35	$0.33	$0.31

(1)
Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

66 POLYONE CORPORATION

(2)
Included for the fourth quarter 2015 are: 1) a mark-to-market pension and other post-retirement charge of $11.6 million, 2) employee separation and restructuring costs of $10.1 million and 3) $16.4 million of debt extinguishment costs primarily due to the repayment in full of $316.6 million aggregate principal amount of our 7.375% senior notes due 2020.

(3)
Included for the third quarter 2015 are: 1) employee separation and restructuring costs of $13.7 million and 2) a $7.5 million benefit related to the reversal of an uncertain tax position due to the expiration of the statute of limitations.

(4)
Included for the second quarter 2015 are: 1) employee separation and restructuring costs of $7.5 million and 2) a $26.0 million tax benefit as a result of amending U.S. federal income tax returns from 2005 to 2012 to use foreign tax credits.

(5)	Included for the first quarter 2015 are employee separation and restructuring costs of $10.6 million.

(6)
Included for the fourth quarter 2014 are: 1) a mark-to-market pension and other post-retirement charge of $56.5 million, 2) employee separation and restructuring costs of $23.2 million, 3) environmental remediation costs of $2.6 million and 5) a gain related to the reimbursement of previously incurred environmental costs of $2.1 million.

(7)
Included for the third quarter 2014 are: 1) employee separation and restructuring costs of $17.9 million, 2) environmental remediation costs of $5.9 million and 3) a gain related to the reimbursement of previously incurred environmental costs of $1.6 million.

(8)
Included for the second quarter 2014 are: 1) employee separation and restructuring costs of $35.1 million and 2) a $5.4 million tax benefit associated with our investments in certain foreign affiliates.

(9)	Included for the first quarter 2014 are employee separation and restructuring costs of $17.9 million.

Note 20 — SUBSEQUENT EVENTS
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc (Kraton), to expand its global footprint and expertise in the thermoplastic elastomer (TPE) innovation and design, for $72.0 million in cash. The results will be reported in the Specialty Engineered Materials segment.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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

2.
Under the supervision of and with participation of PolyOne’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2015. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2015, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 35 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

67 POLYONE CORPORATION

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2016 Annual Meeting of Shareholders (2016 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2016 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2016 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2016 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,582,904	$25.29	2,126,758 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,582,904	$25.29	$2,126,758

68 POLYONE CORPORATION

(1)
In addition to options, warrants and rights, the Amended and Restated PolyOne Corporation 2010 Equity and Performance Incentive Plan (the “Restated 2010 EPIP”) authorizes the issuance of restricted stock, RSUs, performance shares and awards to Non-Employee Directors. The Restated 2010 EPIP limits the total number of shares that may be issued as one or more of these types of awards to 2.6 million. On May 14, 2015 our shareholders approved an amendment to this plan whereby, among other provisions, a total of 6.2 million common shares are reserved for grant under the Restated 2010 EPIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2016 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2016 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits.
Refer to the Exhibit Index, which is incorporated by reference herein.

69 POLYONE CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 12, 2016	BY:	/S/ BRADLEY C. RICHARDSON
Bradley C. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	President and Chief Executive Officer and Director (Principal Executive Officer)	Date: February 12, 2016
Robert M. Patterson

/S/ BRADLEY C. RICHARDSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 12, 2016
Bradley C. Richardson

/S/ STEPHEN D. NEWLIN	Executive Chairman and Director	Date: February 12, 2016
Stephen D. Newlin

/S/ RICHARD H. FEARON	Director	Date: February 12, 2016
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 12, 2016
Gregory J. Goff

/S/ WILLIAM R. JELLISON	Director	Date: February 12, 2016
William R. Jellison

/S/ SANDRA BEACH LIN	Director	Date: February 12, 2016
Sandra Beach Lin
/S/ RICHARD A. LORRAINE	Director	Date: February 12, 2016
Richard A. Lorraine

/S/ WILLIAM H. POWELL	Director	Date: February 12, 2016
William H. Powell

/S/ KERRY J. PREETE	Director	Date: February 12, 2016
Kerry J. Preete

/S/ FARAH M. WALTERS	Director	Date: February 12, 2016
Farah M. Walters

/S/ WILLIAM A. WULFSOHN	Director	Date: February 12, 2016
William A. Wulfsohn

70 POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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
4.1
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.1
Amended and Restated Credit Agreement, dated March 1, 2013, among the Company, PolyOne Canada and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, PNC Bank National Association and KeyBank National Association, as documentation agents, and Wells Fargo Capital Finance, LLC and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2014, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 1-16091)

10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of June 3, 2015, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 1-16091)

10.4
Third Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2015, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 1-16091)

10.5
Fourth Amendment to Amended and Restated Credit Agreement and Release, dated November 12, 2015, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders party thereto**

10.6
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto**

10.7+
Form of 2011 Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091)

10.8+
Amended and Restated PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.9+
Amended and Restated PolyOne Senior Executive Annual Incentive Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.10+
Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)

10.11+
Amended and Restated Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective May 20, 2014) (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, SEC File No. 1-16091)

10.12+
Form of Management Continuity Agreement for Executive Officers prior to 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

Exhibit No.	Exhibit Description
10.13+
Form of Management Continuity Agreement for Executive Officers after 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.14+	Schedule of Executive Officers with Management Continuity Agreements**
10.15+
PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC file No. 1-16091)

10.16+
Amended and Restated Letter Agreement, dated as of March 6, 2014, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 1-16091)

10.17+
Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

10.18+
Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(c) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)

10.19+	Asset Contribution Agreement - PVC Partnership (Geon) (incorporated by reference to Exhibit 10.3 to The Geon Company’s Current Report on Form 8-K filed on May 13, 1999, SEC File No. 1-11804)
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

10.22+
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