Form 10-Q
period 2016-03-31
POLYONE CORP
filed 2016-04-26
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of March 31, 2016 was 84,043,296.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Sales	$847.0	$873.1
Cost of sales	661.5	703.3
Gross margin	185.5	169.8
Selling and administrative expense	114.2	99.7
Operating income	71.3	70.1
Interest expense, net	(14.6)	(16.1)
Other income (expense), net	0.3	(0.7)
Income before income taxes	57.0	53.3
Income tax expense	(18.0)	(23.1)
Net income	39.0	30.2
Net loss attributable to noncontrolling interests	0.1	—
Net income attributable to PolyOne common shareholders	$39.1	$30.2

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.46	$0.34
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.46	$0.34

Weighted-average shares used to compute earnings per common share:
Basic	84.7	89.2
Diluted	85.5	90.1

Cash dividends declared per share of common stock	$0.12	$0.10
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income	$39.0	$30.2
Other comprehensive income
Translation adjustments	(0.2)	(17.9)
Total comprehensive income	38.8	12.3
Comprehensive loss attributable to noncontrolling interests	0.1	—
Comprehensive income attributable to PolyOne common shareholders	$38.9	$12.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$155.4	$279.8
Accounts receivable, net	429.2	347.0
Inventories, net	323.5	287.0
Other current assets	40.8	47.0
Total current assets	948.9	960.8
Property, net	579.9	583.5
Goodwill	634.8	597.7
Intangible assets, net	353.1	344.6
Other non-current assets	107.7	108.5
Total assets	$2,624.4	$2,595.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$18.6	$18.6
Accounts payable	383.4	351.6
Accrued expenses and other current liabilities	116.4	127.9
Total current liabilities	518.4	498.1
Non-current liabilities:
Long-term debt	1,174.3	1,128.0
Pension and other post-retirement benefits	55.6	77.5
Deferred income taxes	34.1	33.8
Other non-current liabilities	148.5	152.5
Total non-current liabilities	1,412.5	1,391.8
Shareholders’ equity:
PolyOne shareholders’ equity	692.6	704.2
Noncontrolling interests	0.9	1.0
Total equity	693.5	705.2
Total liabilities and shareholders’ equity	$2,624.4	$2,595.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$39.0	$30.2
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	24.3	25.0
Accelerated depreciation and fixed asset charges associated with restructuring activities	2.8	5.4
Provision for doubtful accounts	0.1	—
Share-based compensation expense	2.2	1.9
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(79.5)	(55.8)
(Increase) decrease in inventories	(13.3)	7.4
Increase in accounts payable	29.9	22.2
Decrease in pension and other post-retirement benefits	(23.7)	(24.0)
Decrease in accrued expenses and other assets and liabilities - net	(11.0)	(70.1)
Net cash used by operating activities	(29.2)	(57.8)
Investing Activities
Capital expenditures	(19.6)	(15.1)
Business acquisitions	(72.8)	—
Proceeds from sale of businesses and other assets	—	1.1
Net cash used by investing activities	(92.4)	(14.0)
Financing Activities
Repayment of long-term debt	(1.4)	—
Borrowings under credit facilities	221.9	274.7
Repayments under credit facilities	(174.6)	(187.4)
Purchase of common shares for treasury	(39.6)	(19.6)
Exercise of share awards	0.6	3.8
Cash dividends paid	(10.4)	(9.0)
Net cash (used) provided by financing activities	(3.5)	62.5
Effect of exchange rate changes on cash	0.7	(2.9)
Decrease in cash and cash equivalents	(124.4)	(12.2)
Cash and cash equivalents at beginning of period	279.8	238.6
Cash and cash equivalents at end of period	$155.4	$226.4
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2015 of PolyOne Corporation. When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2016.
Accounting Standards Not Yet Adopted
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which simplifies the the accounting for share-based payment transactions. This update requires that excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company will adopt ASU 2016-02 no later than the required date of January 1, 2019. We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
In July 2015, the FASB issued Accounting Standards Update 2015-11, "Inventory (Topic 300): Simplifying the Measurement of Inventory" (ASU 2015-11), which applies to inventory measured using first-in, first out (FIFO) or average cost. This update requires that an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
In May 2014, the FASB issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. The Company will adopt ASU 2014-09 no later than the required date of January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard will have on our Consolidated Financial Statements as well as the method by which we will adopt the new standard.

Note 2 — BUSINESS COMBINATIONS
On December 9, 2015, the Company completed the acquisition of Magenta Master Fibers (Magenta), a leading innovative developer of the specialty color concentrates for the global fiber industry, for approximately $18.1 million, net of cash acquired. The results of operations of Magenta were included in the Company’s Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Color, Additives and Inks segment. The preliminary purchase price allocation is subject to change and not yet finalized. This preliminary allocation resulted in goodwill of $6.6 million. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc (Kraton), to expand its global footprint and expertise in thermoplastic elastomer (TPE) innovation and design, for approximately $72.8 million. The results of operations of Kraton are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation is subject to change and not yet finalized. This preliminary allocation resulted in goodwill of $36.9 million and $13.8 million in intangible assets that will be amortized over a period of seven to ten years. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2016 and December 31, 2015, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2014	$99.4	$333.7	$144.7	$11.2	$1.6	$590.6
Acquisitions of businesses	—	8.6	—	—	—	8.6
Currency translation and other adjustments	(1.4)	(0.1)	—	—	—	(1.5)
Balance December 31, 2015	$98.0	$342.2	$144.7	$11.2	$1.6	$597.7
Acquisitions of businesses	36.9	—	—	—	—	36.9
Currency translation and other adjustments	0.2	—	—	—	—	0.2
Balance March 31, 2016	$135.1	$342.2	$144.7	$11.2	$1.6	$634.8
Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$202.0	$(44.6)	$—	$157.4
Patents, technology and other	148.2	(48.6)	(0.2)	99.4
Indefinite-lived trade names	96.3	—	—	96.3
Total	$446.5	$(93.2)	$(0.2)	$353.1

	As of December 31, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$199.4	$(42.1)	$—	$157.3
Patents, technology and other	137.0	(45.7)	(0.3)	91.0
Indefinite-lived trade names	96.3	—	—	96.3
Total	$432.7	$(87.8)	$(0.3)	$344.6

Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
In the second half of 2015, PolyOne determined it would close two manufacturing facilities within the Designed Structures and Solutions segment and take other corporate actions to reduce administrative costs. These actions were taken as a result of Designed Structures and Solutions' declining results and near-term outlook. During the three months ended March 31, 2016, we recognized $5.1 million, primarily related to severance and asset-related charges, associated with these actions. Total costs for these actions to-date has been $22.2 million, which include $8.3 million of severance costs, $12.7 million of asset-related charges, including accelerated depreciation of $8.6 million, and $1.2 million of other ongoing costs associated with exiting these plants and transferring equipment. We anticipate the remaining accelerated depreciation charges and ongoing costs of $5.0 million to be incurred in the second and third quarters of 2016.
In 2013, PolyOne determined it would close seven former Spartech Corporation (Spartech) manufacturing facilities and one administrative office and relocate operations to other PolyOne facilities. The closure of these manufacturing facilities was part of the Company’s efforts to improve service, on time delivery and quality as we align assets with our customers' needs.
There were no charges related to the Spartech actions during the three months ended March 31, 2016 as these actions were complete as of December 31, 2015. We recognized $9.3 million related to these actions during the three months ended March 31, 2015.
During the three months ended March 31, 2016, we recognized total employee separation and restructuring charges of $7.1 million, of which $2.7 million was recognized within Cost of goods sold and $4.4 million within Selling and administrative expenses. During the three months ended March 31, 2015, we recognized total employee separation and restructuring charges of $10.6 million, of which $7.9 million was recognized within Cost of goods sold and $2.7 million within Selling and administrative expenses.
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	March 31, 2016	December 31, 2015
Finished products	$202.7	$172.7
Work in process	6.4	5.0
Raw materials and supplies	114.4	109.3
Inventories, net	$323.5	$287.0
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	March 31, 2016	December 31, 2015
Land	$47.1	$46.9
Buildings	321.0	318.3
Machinery and equipment	1,120.9	1,104.7
Property, gross	1,489.0	1,469.9
Less accumulated depreciation and amortization	(909.1)	(886.4)
Property, net	$579.9	$583.5

Depreciation expense was $21.7 million for the three months ended March 31, 2016 and $20.2 million for the three months ended March 31, 2015. Included in depreciation expense is accelerated depreciation of $2.8 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively, related to restructuring actions.
Note 7 — INCOME TAXES
During the first quarter of 2016, the Company's effective tax rate of 31.6% differed from the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings. The effective tax rate for the three months ended March 31, 2015 was 43.3%. The decrease in effective tax rate of 11.7% is primarily due to a foreign court ruling that settled an uncertain tax position taken in a prior year negatively impacting the 2015 effective tax rate by 15.3%. Partially offsetting this increase in the first quarter of 2015 was a benefit of amending certain prior period tax returns associated with the use of foreign tax credits.
Note 8 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE

	Three Months Ended March 31,
(In millions)	2016	2015
Weighted-average common shares outstanding – basic	84.7	89.2
Plus dilutive impact of share-based compensation	0.8	0.9
Weighted-average common shares – diluted	85.5	90.1
For the three months ended March 31, 2016 and 2015, 0.3 million and 0.1 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.
Note 9 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Service cost	$0.2	$0.4
Interest cost	5.2	5.3
Expected return on plan assets	(7.9)	(8.2)
Net periodic benefit gains	$(2.5)	$(2.5)

Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Interest cost	$0.1	$0.1
Net periodic benefit costs	$0.1	$0.1

Note 10 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Senior term loan due 2022	$548.6	$8.5	$540.1
Revolving credit facility due 2018	47.3	—	47.3
5.25% senior notes due 2023	600.0	8.0	592.0
Other debt	13.5	—	13.5
Total long-term debt	$1,209.4	16.5	$1,192.9
Less current portion	18.6	—	18.6
Total long-term debt, net of current portion	$1,190.8	$16.5	$1,174.3

As of December 31, 2015 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt
Senior term loan due 2022	$550.0	$8.6	$541.4
5.25% senior notes due 2023	600.0	8.3	591.7
Other debt	13.5	—	13.5
Total debt	$1,163.5	$16.9	$1,146.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Long-term debt	$1,144.9	$16.9	$1,128.0
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. $5.5 million of the principal amount is payable annually while the remaining balance matures on November 12, 2022. The interest rate associated with the term loan is 300 basis points plus the greater of (i) the 1-, 2-, 3-, or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. The weighted average annual interest rate for the senior secured term loan for the three months ended March 31, 2016 was 3.75%. The total aggregate principal repayments as of the three months ended March 31, 2016 was $1.4 million.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three months ended March 31, 2016 was 3.03%. As of March 31, 2016, we had $47.3 million of outstanding borrowings and had availability of $329.2 million under this facility.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve certain or specific financial and operating results. As of March 31, 2016, we were in compliance with all covenants.

The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of March 31, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 2.07%.
The estimated fair value of PolyOne’s debt instruments at March 31, 2016 and December 31, 2015 was $1,188.5 million and $1,136.2 million, respectively, compared to carrying values of $1,192.9 million and $1,146.6 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
Segment information for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$201.2	$204.9	$34.9	$206.0	$208.5	$33.8
Specialty Engineered Materials	128.4	141.0	23.4	130.6	141.9	23.1
Designed Structures and Solutions	108.1	108.5	0.4	118.7	119.1	3.2
Performance Products and Solutions	145.2	166.2	19.7	155.7	175.9	11.5
PolyOne Distribution	264.1	268.8	17.5	262.1	265.7	15.7
Corporate and eliminations	—	(42.4)	(24.6)	—	(38.0)	(17.2)
Total	$847.0	$847.0	$71.3	$873.1	$873.1	$70.1

	Total Assets
(In millions)	March 31, 2016	December 31, 2015
Color, Additives and Inks	$956.7	$939.5
Specialty Engineered Materials	445.1	353.4
Designed Structures and Solutions	453.7	449.5
Performance Products and Solutions	251.7	237.4
PolyOne Distribution	229.7	200.0
Corporate and eliminations	287.5	415.3
Total assets	$2,624.4	$2,595.1
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
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993, by which The Geon Company became a public company, to indemnify Goodrich Corporation for environmental costs at the site. At the time, neither PolyOne nor The Geon Company ever owned or operated the facility. Following the Court rulings, the parties to the litigation entered into settlement negotiations and agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocation of future remediation costs at the Calvert City site to Westlake Vinyls. While we do not currently assume any allocation of costs in our current accrual, we will adjust our accrual, in the future, consistent with any such future allocation of costs.
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
On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA has requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River (the lower Passaic River Study Area). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for development of a RIFS of the lower Passaic River Study Area. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the lower Passaic River Study Area or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to any liability or agree to bear any such remediation or natural resource damage costs.
In February 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report for the lower Passaic River Study Area. In March 2015, Franklin-Burlington, along with nine other PRPs, submitted a de minimis settlement petition to the USEPA, asserting the ten entities contributed little or no impact to the lower Passaic River and seeking a meeting to commence settlement discussions. In April 2015, the Cooperating Parties submitted a feasibility study to the USEPA. The feasibility study does not contemplate who is responsible for remediation nor does it determine how such costs will be allocated to PRPs. The Cooperating Parties are currently revising their RIFS, which has not yet been approved by the USEPA, as part of continuing technical discussions with the USEPA.
On March 4, 2016, the USEPA issued a Record of Decision selecting a remedy for an eight-mile portion of the lower Passaic River Study Area at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability (the Notice) to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In the Notice, the USEPA states that it expects to negotiate an Administrative Order on Consent for Remedial Design with Occidental Chemical Corporation and, upon signature, plans to negotiate a consent decree with other major PRPs to perform remedial actions. The Notice does not identify the “other major PRPs.” Further, the Notice communicates that the USEPA will provide to certain parties separate notice of the opportunity to discuss a cash-out settlement at a later date.
Based on the currently available information, we have found no evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. Any allocation to Franklin-Burlington, including a final resolution of our de minimis petition or other opportunity for cash-out settlement, or further appropriate legal actions has not been determined. As a result of these uncertainties, we are unable to estimate a liability, if any, related to this matter. As of March 31, 2016, we have not accrued for costs of remediation related to the lower Passaic River.

During the three months ended March 31, 2016 and 2015, PolyOne recognized $1.7 million and $1.5 million, respectively, of expense related to environmental remediation activities. During the three months ended March 31, 2015, we received $0.5 million of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Consolidated Balance Sheet includes accruals totaling $119.8 million and $119.9 million as of March 31, 2016 and December 31, 2015, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2016. However, such additional costs, if any, cannot be currently estimated. Further, we have not recorded receivables for future available insurance recoveries associated with these costs.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (Sunbelt) to Olin Corporation (Olin). As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt, which are $12.2 million as of March 31, 2016. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.
Note 13 — EQUITY
Changes in equity for the three months ended March 31, 2016 and March 31, 2015 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$704.2	$1.0	$705.2
Net income	39.1	(0.1)	39.0
Other comprehensive income
Translation adjustments	(0.2)	—	(0.2)
Total comprehensive income	38.9	(0.1)	38.8
Cash dividend declared	(9.8)	—	(9.8)
Repurchase of common shares	(39.6)	—	(39.6)
Share-based incentive plan activity	(1.1)	—	(1.1)
Balance at March 31, 2016	$692.6	$0.9	$693.5

Balance at December 31, 2014	$776.3	$0.9	$777.2
Net income	30.2	—	30.2
Other comprehensive income
Translation adjustments	(17.9)	—	(17.9)
Total comprehensive income	12.3	—	12.3
Cash dividend declared	(8.9)	—	(8.9)
Repurchase of common shares	(19.6)	—	(19.6)
Share-based incentive plan activity	(1.9)	—	(1.9)
Balance at March 31, 2015	$758.2	$0.9	$759.1

Changes in accumulated other comprehensive loss year-to-date as of March 31, 2016 and 2015 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2016	$(76.8)	$5.2	$0.3	$(71.3)
Translation adjustments	(0.2)	—	—	(0.2)
Balance at March 31, 2016	$(77.0)	$5.2	$0.3	$(71.5)

Balance at January 1, 2015	$(47.7)	$5.2	$0.2	$(42.3)
Translation adjustments	(17.9)	—	—	(17.9)
Balance at March 31, 2015	$(65.6)	$5.2	$0.2	$(60.2)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Sales	$847.0	$873.1
Operating income	71.3	70.1
Net income	39.0	30.2
Net income attributable to PolyOne common shareholders	39.1	30.2

Results of Operations — The three months ended March 31, 2016 compared to three months ended March 31, 2015:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2016	2015	Change	% Change
Sales	$847.0	$873.1	$(26.1)	(3.0)%
Cost of sales	661.5	703.3	41.8	5.9%
Gross margin	185.5	169.8	15.7	9.2%
Selling and administrative expense	114.2	99.7	(14.5)	(14.5)%
Operating income	71.3	70.1	1.2	1.7%
Interest expense, net	(14.6)	(16.1)	1.5	9.3%
Other income (expense), net	0.3	(0.7)	1.0	142.9%
Income before income taxes	57.0	53.3	3.7	6.9%
Income tax expense	(18.0)	(23.1)	5.1	22.1%
Net income	39.0	30.2	8.8	29.1%
Net loss attributable to noncontrolling interests	0.1	—	0.1	100.0%
Net income attributable to PolyOne common shareholders	$39.1	$30.2	$8.9	29.5%

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.46	$0.34
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.46	$0.34
Sales
Sales decreased $26.1 million, or 3.0%, in the first quarter of 2016 compared to the first quarter of 2015. Underlying sales growth of 3.8% and the acquisitions of Magenta and certain Kraton assets led to a sales increase of 5.2%. This increase was more than offset by declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions, PolyOne Distribution and Designed Structures and Solutions segments, which impacted sales by 4.3%. The remaining decrease is primarily due to the impact of unfavorable foreign exchange.
Cost of sales
As a percent of sales, cost of sales decreased from 80.6% in the first quarter of 2015 to 78.1% in the first quarter of 2016. This decrease is a result of improved operational efficiencies, mix and lower overall input cost.
Selling and administrative expense
Selling and administrative expenses increased $14.5 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This was driven primarily by higher overall compensation costs and incentive accruals of $9.6 million, partially due to our investment in commercial resources, and a $1.7 million increase in restructuring charges primarily from the 2015 restructuring actions undertaken to reduce administrative costs. Additionally, the first quarter of 2015 was favorably impacted by $3.7 million related to the reversal of state and local sales and use taxes due to the expiration of statute of limitations.
Interest expense, net
Interest expense, net decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This decrease was driven by the repayments of higher interest-bearing debt during the fourth quarter of 2015 as a result of our November debt refinancing and a decrease in borrowings on our revolving credit facility during the three months ended March 31, 2016.
Income taxes
The effective tax rate for the three months ended March 31, 2016 was 31.6% compared to 43.3% for the three months ended March 31, 2015. The decrease in effective tax rate of 11.7% is primarily due to a foreign court ruling that settled an uncertain tax position taken in a prior year negatively impacting the 2015 effective tax rate by 15.3%. Partially offsetting this increase in the first quarter of 2015 was a benefit of amending certain prior period tax returns associated with the use of foreign tax credits.

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
Sales and Operating Income — The three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2016	2015	Change	% Change
Sales:
Color, Additives and Inks	$204.9	$208.5	$(3.6)	(1.7)%
Specialty Engineered Materials	141.0	141.9	(0.9)	(0.6)%
Designed Structures and Solutions	108.5	119.1	(10.6)	(8.9)%
Performance Products and Solutions	166.2	175.9	(9.7)	(5.5)%
PolyOne Distribution	268.8	265.7	3.1	1.2%
Corporate and eliminations	(42.4)	(38.0)	(4.4)	(11.6)%
Total Sales	$847.0	$873.1	$(26.1)	(3.0)%

Operating income:
Color, Additives and Inks	$34.9	$33.8	$1.1	3.3%
Specialty Engineered Materials	23.4	23.1	0.3	1.3%
Designed Structures and Solutions	0.4	3.2	(2.8)	(87.5)%
Performance Products and Solutions	19.7	11.5	8.2	71.3%
PolyOne Distribution	17.5	15.7	1.8	11.5%
Corporate and eliminations	(24.6)	(17.2)	(7.4)	(43.0)%
Total Operating Income	$71.3	$70.1	$1.2	1.7%

Operating income as a percentage of sales:
Color, Additives and Inks	17.0%	16.2%	0.8	% points
Specialty Engineered Materials	16.6%	16.3%	0.3	% points
Designed Structures and Solutions	0.4%	2.7%	(2.3)	% points
Performance Products and Solutions	11.9%	6.5%	5.4	% points
PolyOne Distribution	6.5%	5.9%	0.6	% points
Total	8.4%	8.0%	0.4	% points

Color, Additives and Inks
Sales decreased $3.6 million, or 1.7%, in the first quarter of 2016 compared to the first quarter of 2015. Sales increases of 2.2% associated with the acquisition of Magenta were offset by an unfavorable foreign exchange rate impact of 2.4% and slightly lower volume.
Operating income increased $1.1 million in the first quarter of 2016 as compared to the first quarter of 2015 due to organic operating income growth of $0.7 million, as improved mix more than offset a $1.5 million increase in compensation and incentives related to our investment in increased commercial resources. Further, operating income increased $0.9 million from the acquisition of Magenta, partially offset by the impact of foreign exchange of $0.5 million.
Specialty Engineered Materials
Sales decreased $0.9 million, or 0.6%, in the first quarter of 2016 compared to the first quarter of 2015. Underlying organic volume growth added 1.6% and the acquisition of certain Kraton assets increased sales 5.2%. These gains were offset by unfavorable foreign exchange of 1.5% and mix changes of 5.4%.
Operating income increased $0.3 million in the first quarter of 2016 as compared to the first quarter of 2015. Organically, operating income declined $1.0 million as gross margin improvement was more than offset by $1.0 million in additional compensation and incentive costs primarily related to increased commercial resources and foreign exchange impact of $0.3 million. The acquisition of certain Kraton assets added $1.3 million.
Designed Structures and Solutions
Sales declined $10.6 million, or 8.9%, in the first quarter of 2016 compared to the first quarter of 2015. Underlying growth of 4.9% was more than offset by the impact of reduced overall average selling prices associated with lower hydrocarbon based raw material costs and mix changes.
Operating income decreased $2.8 million in the first quarter of 2016 as compared to the first quarter of 2015 as a result of lower sales.
Performance Products and Solutions
Sales decreased $9.7 million, or 5.5%, in the first quarter of 2016 as compared to the first quarter of 2015 as volume growth of 2.0% was more than offset by a reduction in hydrocarbon based raw material costs that led to reduced overall average selling prices.
Operating income increased $8.2 million in the first quarter of 2016 as compared to the first quarter of 2015 as a result of higher volume and expanding gross margin which more than offset $1.8 million of additional selling and administrative expense primarily related to compensation and incentives from our investment in commercial resources.
PolyOne Distribution
Volume gains of 12.4% were largely offset by lower overall average selling prices due to declining hydrocarbon based resin costs. In total, sales increased $3.1 million, or 1.2%, in the first quarter of 2016 as compared to the first quarter of 2015.
Operating income increased $1.8 million in the first quarter of 2016 as compared to the first quarter of 2015 primarily as a result of higher volume partially offset by increased selling and administrative costs resulting from an investment in commercial resources.
Corporate and Eliminations
Corporate and eliminations increased $7.4 million in the first quarter of 2016 as compared to the first quarter of 2015. This was primarily due to a $4.0 million increase in compensation and incentive costs and $2.3 million of costs primarily associated with the acquisitions of Magenta and certain Kraton assets.
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
The following table summarizes our liquidity as of March 31, 2016 and December 31, 2015:

(In millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$155.4	$279.8
Revolving credit availability	332.4	341.9
Liquidity	$487.8	$621.7
As of March 31, 2016, approximately 90% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015.
Operating Activities — In the three months ended March 31, 2016, net cash used by operating activities was $29.2 million as compared to net cash used by operating activities of $57.8 million for the three months ended March 31, 2015. The decrease in net cash used by operating activities of $28.6 million is primarily driven by higher earnings of $8.8 million, lower incentive payments of $27.0 million, lower payroll payments of $14.5 million primarily as a result of payment timing, lower interest paid of $6.7 million, and lower tax payments of $1.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Partially offsetting these decreases was an increase in working capital of $36.7 million.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the first quarter of 2016 improved to 9.7% compared to 10.1% for the first quarter of 2015. This improvement is primarily due to days sales outstanding for the first quarter of 2016 improving to 41.7 compared to 42.8 for the first quarter of 2015.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2016 of $92.4 million reflects the acquisition of certain Kraton assets for $72.8 million and $19.6 million of capital expenditures.
Net cash used by investing activities during the three months ended March 31, 2015 of $14.0 million reflects $15.1 million of capital expenditures partially offset by proceeds from the sale of other assets of $1.1 million.
Financing Activities — Net cash used by financing activities for the three months ended March 31, 2016 of $3.5 million reflects $39.6 million of repurchases of our outstanding common shares, $10.4 million of dividends paid and $1.4 million of repayment of long-term debt. These cash outflows were partially offset by net borrowings of $47.3 million under our revolving credit facility.
Net cash provided by financing activities for the three months ended March 31, 2015 of $62.5 million reflects net borrowings of $87.2 million under our revolving credit facility and a $3.8 million benefit related to the exercise of employee equity awards. These cash inflows were partially offset by $19.6 million of repurchases of our outstanding common shares and $9.0 million of dividends paid.

Debt
As of March 31, 2016, the principal amount of debt totaled $1,209.4 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2016	$17.2
2017	5.5
2018	52.8
2019	5.6
2020	5.6
Thereafter	1,122.7
Aggregate maturities	$1,209.4
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. $5.5 million of the principal amount is payable annually while the remaining balance matures on November 12, 2022. The interest rate associated with the term loan is 300 basis points plus the greater of (i) the 1-, 2-, 3-, or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. The weighted average annual interest rate for the senior secured term loan for the three months ended March 31, 2016 was 3.75%. The total aggregate principal repayments as of the three months ended March 31, 2016 was $1.4 million.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three months ended March 31, 2015 was 3.03%. As of March 31, 2016, we had $47.3 million of outstanding borrowings and had availability of $329.2 million under this facility.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve certain or specific financial and operating results. As of March 31, 2016, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of March 31, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 2.07%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin. As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt which are $12.2 million as of March 31, 2016. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2016, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2015.

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

•
the ability to successfully integrate acquired businesses into our operations, including whether such businesses will be accretive to our earnings, retain the management teams of acquired businesses, and retain relationships with customers of acquired businesses, including, without limitation, Spartech, Magenta and Kraton;

•	information systems failures and cyberattacks; and

•	other factors described in our annual report on Form 10-K for the year ended December 31, 2015 under Item 1A, “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our annual report on Form 10-K for the year ended December 31, 2015.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	4,197,373
February 1 to February 29	1,000,000	25.14	1,000,000	3,197,373
March 1 to March 31	500,000	28.84	500,000	2,697,373
Total	1,500,000	$26.38	1,500,000

(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. As of March 31, 2016, approximately 2.7 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. EXHIBITS
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2016	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Amendment to the Letter Agreement between the Company and Stephen D. Newlin, dated February 10, 2016.

31.1	Certification of Robert M. Patterson, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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