Form 10-Q
period 2016-06-30
POLYONE CORP
filed 2016-07-27
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of June 30, 2016 was 84,069,701.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$861.5	$887.1	$1,708.5	$1,760.2
Cost of sales	669.2	701.4	1,330.7	1,404.7
Gross margin	192.3	185.7	377.8	355.5
Selling and administrative expense	110.8	105.4	225.0	205.1
Operating income	81.5	80.3	152.8	150.4
Interest expense, net	(14.6)	(16.2)	(29.2)	(32.3)
Debt extinguishment costs	(0.4)	—	(0.4)	—
Other income (expense), net	0.1	(0.7)	0.4	(1.4)
Income before income taxes	66.6	63.4	123.6	116.7
Income tax (expense) benefit	(16.6)	3.6	(34.6)	(19.5)
Net income	50.0	67.0	89.0	97.2
Net (income) loss attributable to noncontrolling interests	—	(0.2)	0.1	(0.2)
Net income attributable to PolyOne common shareholders	$50.0	$66.8	$89.1	$97.0

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.59	$0.75	$1.06	$1.09
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.59	$0.74	$1.05	$1.08

Weighted-average shares used to compute earnings per common share:
Basic	84.1	88.9	84.4	89.1
Diluted	84.7	89.8	84.9	89.9

Cash dividends declared per share of common stock	$0.12	$0.10	$0.24	$0.20
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$50.0	$67.0	$89.0	$97.2
Other comprehensive income
Translation adjustments	(4.1)	3.3	(4.3)	(14.6)
Unrealized gain on available-for-sale securities	—	0.4	—	0.4
Total comprehensive income	45.9	70.7	84.7	83.0
Comprehensive (income) loss attributable to noncontrolling interests	—	(0.2)	0.1	(0.2)
Comprehensive income attributable to PolyOne common shareholders	$45.9	$70.5	$84.8	$82.8
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$161.4	$279.8
Accounts receivable, net	431.3	347.0
Inventories, net	312.1	287.0
Other current assets	46.4	47.0
Total current assets	951.2	960.8
Property, net	581.7	583.5
Goodwill	636.0	597.7
Intangible assets, net	347.6	344.6
Other non-current assets	103.3	108.5
Total assets	$2,619.8	$2,595.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$18.4	$18.6
Accounts payable	373.1	351.6
Accrued expenses and other current liabilities	140.2	127.9
Total current liabilities	531.7	498.1
Non-current liabilities:
Long-term debt	1,126.2	1,128.0
Pension and other post-retirement benefits	52.0	77.5
Deferred income taxes	27.5	33.8
Other non-current liabilities	150.6	152.5
Total non-current liabilities	1,356.3	1,391.8
Shareholders’ equity:
PolyOne shareholders’ equity	730.9	704.2
Noncontrolling interests	0.9	1.0
Total equity	731.8	705.2
Total liabilities and shareholders’ equity	$2,619.8	$2,595.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$89.0	$97.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.2	49.8
Accelerated depreciation and fixed asset charges associated with restructuring activities	4.1	6.5
Provision for doubtful accounts	0.1	—
Debt extinguishment costs	0.4	—
Share-based compensation expense	4.3	4.2
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(84.3)	(40.8)
(Increase) decrease in inventories	(4.3)	5.2
Increase in accounts payable	21.6	35.5
Decrease in pension and other post-retirement benefits	(27.1)	(27.9)
Decrease in accrued expenses and other assets and liabilities - net	(3.6)	(69.8)
Net cash provided by operating activities	49.4	59.9
Investing Activities
Capital expenditures	(39.6)	(39.1)
Business acquisitions	(72.8)	—
Sale of and proceeds from other assets	9.0	1.9
Net cash used by investing activities	(103.4)	(37.2)
Financing Activities
Borrowings under credit facilities	471.2	515.6
Repayments under credit facilities	(471.4)	(481.2)
Purchase of common shares for treasury	(39.6)	(42.8)
Cash dividends paid	(20.7)	(17.9)
Repayment of long-term debt	(2.8)	—
Exercise of share awards	0.8	4.2
Debt financing costs	(0.6)	—
Net cash used by financing activities	(63.1)	(22.1)
Effect of exchange rate changes on cash	(1.3)	(2.4)
Decrease in cash and cash equivalents	(118.4)	(1.8)
Cash and cash equivalents at beginning of period	279.8	238.6
Cash and cash equivalents at end of period	$161.4	$236.8
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
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2016.
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires the allowance recorded for trade receivables to be measured by expected loss rather than incurred loss. Expected loss measurement will be based on historical experience, current conditions and reasonable and supportable forecasts. The Company will adopt ASU 2016-13 no later than the required date of January 1, 2020. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which simplifies the the accounting for share-based payment transactions. This update requires that excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively, with certain cumulative effect adjustments. The Company will adopt ASU 2016-09 no later than the required date of January 1, 2017. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
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
In May 2014, the FASB issued Auditing Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. The Company will adopt ASU 2014-09 no later than the required date of January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard, along with the subsequent updates and clarifications, will have on our Consolidated Financial Statements as well as the method by which we will adopt the new standard.
Note 2 — BUSINESS COMBINATIONS
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc. (Kraton), to expand its global footprint and expertise in thermoplastic elastomer (TPE) innovation and design, for approximately $72.8 million. The results of operations of Kraton are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation is subject to change and not yet finalized. This preliminary allocation resulted in goodwill of $37.8 million and $13.8 million in intangible assets that are being amortized over a period of seven to ten years. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2016 and December 31, 2015, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2015	$98.0	$342.2	$144.7	$11.2	$1.6	$597.7
Acquisitions of businesses	37.8	—	—	—	—	37.8
Currency translation and other adjustments	0.6	(0.1)	—	—	—	0.5
Balance June 30, 2016	$136.4	$342.1	$144.7	$11.2	$1.6	$636.0
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$202.0	$(46.9)	$(0.2)	$154.9
Patents, technology and other	148.2	(51.6)	(0.2)	96.4
Indefinite-lived trade names	96.3	—	—	96.3
Total	$446.5	$(98.5)	$(0.4)	$347.6

	As of December 31, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$199.4	$(42.1)	$—	$157.3
Patents, technology and other	137.0	(45.7)	(0.3)	91.0
Indefinite-lived trade names	96.3	—	—	96.3
Total	$432.7	$(87.8)	$(0.3)	$344.6
Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
In the second half of 2015, PolyOne determined it would close two manufacturing facilities within the Designed Structures and Solutions segment and take other corporate actions to reduce administrative costs. These actions were taken as a result of Designed Structures and Solutions' declining results and near-term outlook. During the three and six months ended June 30, 2016, we recognized $1.7 million and $6.8 million, respectively, primarily related to severance and asset-related charges, including fixed asset and inventory write offs, associated with these actions. Total costs for these actions to-date has been $23.9 million, which includes $8.3 million of severance costs, $13.1 million of asset-related charges, including accelerated depreciation of $9.0 million, and $2.5 million of other ongoing costs associated with exiting these plants and transferring equipment. We anticipate the remaining accelerated depreciation charges and ongoing costs of $3.3 million to be incurred in the third quarter of 2016.
During 2016, in addition to the actions noted above, we recognized $2.2 million and $2.8 million of restructuring costs for the three and six months ended June 30, 2016, respectively, that were primarily related to restructuring actions taken at other North American locations.
In 2013, PolyOne determined it would close seven former Spartech Corporation (Spartech) manufacturing facilities and one administrative office and relocate operations to other PolyOne facilities. The closure of these manufacturing facilities was part of the Company’s efforts to improve service, on time delivery and quality as we align assets with our customers' needs.
There were no charges related to the Spartech actions during the six months ended June 30, 2016 as these actions were complete as of December 31, 2015. We recognized $5.7 million and $15.0 million related to these actions during the three and six months ended June 30, 2015, respectively.
During the three months ended June 30, 2016, we recognized total employee separation and restructuring charges of $4.8 million, of which $1.9 million was recognized within Cost of goods sold and $2.9 million within Selling and administrative expenses. During the three months ended June 30, 2015, we recognized total employee separation and restructuring charges of $7.5 million, of which $5.3 million was recognized within Cost of goods sold and $2.2 million within Selling and administrative expenses.
During the six months ended June 30, 2016, we recognized total employee separation and restructuring charges of $11.9 million, of which $4.6 million was recognized within Cost of goods sold and $7.3 million within Selling and administrative expenses. During the six months ended June 30, 2015, we recognized total employee separation and restructuring charges of $18.1 million, which included $13.2 million recognized within Cost of goods sold and $4.9 million recognized within Selling and administrative expenses.
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	June 30, 2016	December 31, 2015
Finished products	$191.3	$172.7
Work in process	5.6	5.0
Raw materials and supplies	115.2	109.3
Inventories, net	$312.1	$287.0
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	June 30, 2016	December 31, 2015
Land	$47.0	$46.9
Buildings	322.6	318.3
Machinery and equipment	1,133.4	1,104.7
Property, gross	1,503.0	1,469.9
Less accumulated depreciation and amortization	(921.3)	(886.4)
Property, net	$581.7	$583.5
Depreciation expense was $41.7 million for the six months ended June 30, 2016 and $40.2 million for the six months ended June 30, 2015. Included in depreciation expense is accelerated depreciation of $3.2 million and $0.3 million during the six months ended June 30, 2016 and 2015, respectively, related to restructuring actions.
Note 7 — INCOME TAXES
For the second quarter of 2016, the Company's effective tax rate of 24.9% differed from the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings. Additionally, a favorable adjustment related to previously filed U.S. federal income tax returns and corresponding foreign tax credits resulted in a 4.5% favorable impact to the effective tax rate.

In the second quarter of 2015, we recognized an overall income tax benefit of $3.6 million. The overall benefit was due to the amendment of U.S. federal income tax returns from 2004 through 2012 to use foreign tax credits, which resulted in a favorable impact to our effective tax rate of 41.0%.
For the first half of 2016, the Company's effective tax rate of 28.0% differed from the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings. Additionally, a favorable adjustment related to previously filed U.S. federal income tax returns and corresponding foreign tax credits resulted in a 2.4% favorable impact to the effective tax rate.
The effective tax rate for the first half of 2015 was 16.7% and resulted primarily from the favorable impact of amending U.S. federal income tax returns for 2004 through 2012 to use foreign tax credits that favorably impacted the effective tax rate by 25.2%. Partially offsetting this impact was an unfavorable foreign court ruling that settled an uncertain tax position taken in a prior year resulting in a 6.8% increase in the effective tax rate.
Note 8 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Weighted-average common shares outstanding – basic	84.1	88.9	84.4	89.1
Plus dilutive impact of share-based compensation	0.6	0.9	0.5	0.8
Weighted-average common shares – diluted	84.7	89.8	84.9	89.9
No equity-based awards were anti-dilutive for the computation of diluted earnings per common share for the three months ended June 30, 2016 and 2015.
For the six months ended June 30, 2016 and 2015, 0.2 million and 0.1 million, respectively, of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
Note 9 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Service cost	$0.3	$0.5	$0.5	$0.9
Interest cost	5.2	5.4	10.4	10.7
Expected return on plan assets	(7.8)	(8.2)	(15.7)	(16.4)
Net periodic benefit gains	$(2.3)	$(2.3)	$(4.8)	$(4.8)
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Interest cost	$0.1	$0.2	$0.2	$0.3
Net periodic benefit costs	$0.1	$0.2	$0.2	$0.3

Note 10 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Senior secured term loan due 2022	$547.2	$8.2	$539.0
5.25% senior notes due 2023	600.0	7.7	592.3
Other debt	13.3	—	13.3
Total long-term debt	$1,160.5	$15.9	$1,144.6
Less short-term and current portion of long-term debt	18.4	—	18.4
Total long-term debt, net of current portion	$1,142.1	$15.9	$1,126.2

As of December 31, 2015 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Senior secured term loan due 2022	$550.0	$8.6	$541.4
5.25% senior notes due 2023	600.0	8.3	591.7
Other debt	13.5	—	13.5
Total long-term debt	$1,163.5	$16.9	$1,146.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,144.9	$16.9	$1,128.0
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. One percent of the current principal amount is payable annually while the remaining balance matures on November 12, 2022. On June 15, 2016, the Company entered into an amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the interest rate was reduced by 25 basis points to 275 basis points plus the greater of (i) the 1-, 2-, 3-, or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. In connection with the amendment, the Company recognized $0.4 million of Debt extinguishment costs in our Consolidated Statements of Income. The weighted average annual interest rate for the senior secured term loan for the three and six months ended June 30, 2016 was 3.71% and 3.73%, respectively. The total aggregate principal repayments as of the six months ended June 30, 2016 was $2.8 million.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three and six months ended June 30, 2016 was 2.81% and 2.89%. As of June 30, 2016, we had no outstanding borrowings and had availability of $379.8 million under this facility.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve certain or specific financial and operating results. As of June 30, 2016, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of June 30, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 2.40%.
The estimated fair value of PolyOne’s debt instruments at June 30, 2016 and December 31, 2015 was $1,142.6 million and $1,136.2 million, respectively, compared to carrying values of $1,144.6 million and $1,146.6 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
Segment information for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$206.0	$212.2	$38.2	$213.8	$217.4	$39.6
Specialty Engineered Materials	131.6	143.3	21.4	128.0	139.7	20.1
Designed Structures and Solutions	103.3	103.3	1.0	111.4	111.6	4.5
Performance Products and Solutions	152.0	172.8	21.3	170.7	190.3	16.3
PolyOne Distribution	268.6	272.6	17.8	263.2	266.8	19.1
Corporate and eliminations	—	(42.7)	(18.2)	—	(38.7)	(19.3)
Total	$861.5	$861.5	$81.5	$887.1	$887.1	$80.3

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$407.2	$417.1	$73.1	$419.8	$425.9	$73.4
Specialty Engineered Materials	260.0	284.3	44.8	258.6	281.6	43.2
Designed Structures and Solutions	211.4	211.8	1.4	230.1	230.7	7.7
Performance Products and Solutions	297.2	339.0	41.0	326.4	366.2	27.8
PolyOne Distribution	532.7	541.4	35.3	525.3	532.5	34.8
Corporate and eliminations	—	(85.1)	(42.8)	—	(76.7)	(36.5)
Total	$1,708.5	$1,708.5	$152.8	$1,760.2	$1,760.2	$150.4

	Total Assets
(In millions)	June 30, 2016	December 31, 2015
Color, Additives and Inks	$961.7	$939.5
Specialty Engineered Materials	434.9	353.4
Designed Structures and Solutions	456.1	449.5
Performance Products and Solutions	255.4	237.4
PolyOne Distribution	224.9	200.0
Corporate and eliminations	286.8	415.3
Total assets	$2,619.8	$2,595.1
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
Based on the currently available information, we have found no evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. Any allocation to Franklin-Burlington, including a final resolution of our de minimis petition or other opportunity for cash-out settlement, or further appropriate legal actions has not been determined. As a result of these uncertainties, we are unable to estimate a liability, if any, related to this matter. As of June 30, 2016, we have not accrued for costs of remediation related to the lower Passaic River.
During the six months ended June 30, 2016 and 2015, PolyOne recognized $3.8 million and $3.5 million, respectively, of expense related to environmental remediation activities. During the six months ended June 30, 2016 and 2015, we received $5.3 million and $0.5 million, respectively, of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Consolidated Balance Sheet includes accruals totaling $119.4 million and $119.9 million as of June 30, 2016 and December 31, 2015, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2016. However, such additional costs, if any, cannot be currently estimated. Further, we have not recorded receivables for future available insurance recoveries associated with these costs.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (Sunbelt) to Olin Corporation (Olin). As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt, which are $12.2 million as of June 30, 2016. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.

Note 13 — EQUITY
Changes in equity for the six months ended June 30, 2016 and June 30, 2015 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$704.2	$1.0	$705.2
Net income (loss)	89.1	(0.1)	89.0
Other comprehensive income
Translation adjustments	(4.3)	—	(4.3)
Total comprehensive income (loss)	84.8	(0.1)	84.7
Cash dividend declared	(19.7)	—	(19.7)
Repurchase of common shares	(39.6)	—	(39.6)
Share-based incentive plan activity	1.2	—	1.2
Balance at June 30, 2016	$730.9	$0.9	$731.8

Balance at December 31, 2014	$776.3	$0.9	$777.2
Net income	97.0	0.2	97.2
Other comprehensive income
Translation adjustments	(14.6)	—	(14.6)
Unrecognized gain on available-for-sale securities	0.4	—	0.4
Total comprehensive income	82.8	0.2	83.0
Cash dividend declared	(17.8)	—	(17.8)
Repurchase of common shares	(42.8)	—	(42.8)
Share-based incentive plan activity	0.3	—	0.3
Balance at June 30, 2015	$798.8	$1.1	$799.9
Changes in accumulated other comprehensive loss year-to-date as of June 30, 2016 and 2015 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2016	$(76.8)	$5.2	$0.3	$(71.3)
Translation adjustments	(4.3)	—	—	(4.3)
Balance at June 30, 2016	$(81.1)	$5.2	$0.3	$(75.6)

Balance at January 1, 2015	$(47.7)	$5.2	$0.2	$(42.3)
Translation adjustments	(14.6)	—	—	(14.6)
Unrecognized gain on available-for-sale securities	—	—	0.4	0.4
Balance at June 30, 2015	$(62.3)	$5.2	$0.6	$(56.5)
Note 14 — SUBSEQUENT EVENT
On July 26, 2016, the Company completed the acquisition of two specialty businesses from Gordon Holdings, Inc. Adding to PolyOne's existing portfolio of thermoset composite solutions is the acquisition of Gordon Composites, Inc., which develops high strength profiles and laminates for use in vertical and crossbow archery, sports and recreation equipment, prosthetics, and office furniture systems. The second acquired business, Polystrand, Inc., operates on the leading edge of continuous reinforced thermoplastic composite technology, a next generation material science that delivers the high strength and lightweight characteristics of composites, further enhanced with the design flexibility to form more complex shapes.
The purchase price for both businesses was $85.5 million in the aggregate. The results for both businesses will be reported in the Specialty Engineered Materials segment. The acquisitions were initially funded from borrowings under our senior secured revolving credit facility. We intend to enter into a $100.0 million add-on to our existing senior secured term loan to repay these borrowings. Accordingly, upon completion of the add-on to our term loan, our liquidity will approximate $560.0 million.

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(In millions)
Sales	$861.5	$887.1	$1,708.5	$1,760.2
Operating income	81.5	80.3	152.8	150.4
Net income	50.0	67.0	89.0	97.2
Net income attributable to PolyOne common shareholders	50.0	66.8	89.1	97.0
Recent Developments
On July 26, 2016, the Company completed the acquisition of two specialty businesses from Gordon Holdings, Inc. Adding to PolyOne's existing portfolio of thermoset composite solutions is the acquisition of Gordon Composites, Inc. (Gordon Composites), which develops high strength profiles and laminates for use in vertical and crossbow archery, sports and recreation equipment, prosthetics, and office furniture systems. The second acquired business, Polystrand, Inc. (Polystrand), operates on the leading edge of continuous reinforced thermoplastic composite technology, a next generation material science that delivers the high strength and lightweight characteristics of composites, further enhanced with the design flexibility to form more complex shapes. The purchase price for both businesses was $85.5 million in the aggregate. The results for both businesses will be reported in the Specialty Engineered Materials segment.

Results of Operations — The three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales	$861.5	$887.1	$(25.6)	(2.9)%	$1,708.5	$1,760.2	$(51.7)	(2.9)%
Cost of sales	669.2	701.4	32.2	4.6%	1,330.7	1,404.7	74.0	5.3%
Gross margin	192.3	185.7	6.6	3.6%	377.8	355.5	22.3	6.3%
Selling and administrative expense	110.8	105.4	(5.4)	(5.1)%	225.0	205.1	(19.9)	(9.7)%
Operating income	81.5	80.3	1.2	1.5%	152.8	150.4	2.4	1.6%
Interest expense, net	(14.6)	(16.2)	1.6	9.9%	(29.2)	(32.3)	3.1	9.6%
Debt extinguishment costs	(0.4)	—	(0.4)	(100.0)%	(0.4)	—	(0.4)	(100.0)%
Other income (expense), net	0.1	(0.7)	0.8	114.3%	0.4	(1.4)	1.8	128.6%
Income before income taxes	66.6	63.4	3.2	5.0%	123.6	116.7	6.9	5.9%
Income tax (expense) benefit	(16.6)	3.6	(20.2)	(561.1)%	(34.6)	(19.5)	(15.1)	(77.4)%
Net income	50.0	67.0	(17.0)	(25.4)%	89.0	97.2	(8.2)	(8.4)%
Net (income) loss attributable to noncontrolling interests	—	(0.2)	0.2	100.0%	0.1	(0.2)	0.3	150.0%
Net income attributable to PolyOne common shareholders	$50.0	$66.8	$(16.8)	(25.1)%	$89.1	$97.0	$(7.9)	(8.1)%

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.59	$0.75			$1.06	$1.09
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.59	$0.74			$1.05	$1.08
Sales
Sales decreased $25.6 million, or 2.9%, in the second quarter of 2016 compared to the second quarter of 2015. Underlying sales growth of 2.8% and the acquisitions of Magenta Master Fibers (Magenta) and certain thermoplastic elastomer (TPE) assets purchased from Kraton Performance Polymers, Inc. (Kraton) led to a total sales increase of 4.5%. This increase was offset by declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions, PolyOne Distribution and Designed Structures and Solutions segments, which impacted sales by 3.8%. The remaining decrease is primarily due to the volume declines largely associated with legacy Spartech business and an unfavorable foreign exchange impact of 0.5%.
Sales decreased $51.7 million, or 2.9%, in the first half of 2016 compared to the first half of 2015. Underlying sales growth of 3.3% and the acquisitions of Magenta and certain TPE assets purchased from Kraton led to a total sales increase of 4.8%. This increase was offset by declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions, PolyOne Distribution and Designed Structures and Solutions segments, which impacted sales by 4.0%. The remaining decrease is primarily due to the volume declines largely associated with legacy Spartech business and an unfavorable foreign exchange impact of 0.7%.
Cost of sales
As a percent of sales, cost of sales decreased from 79.1% in the second quarter of 2015 to 77.7% in the second quarter of 2016 and from 79.8% in the first half of 2015 to 77.9% in the first half of 2016. This decrease is primarily a result of lower overall input cost, mix and improved operational efficiencies. Additionally, there were lower restructuring charges of $3.4 million and $8.6 million for the second quarter and first half of 2016, respectively, as compared to the second quarter and first half of 2015.
Selling and administrative expense
Selling and administrative expenses increased $5.4 million during the second quarter of 2016 compared to the second quarter of 2015. This was driven primarily by an increase in employee costs of $2.1 million and a $0.7 million increase in restructuring charges primarily from the restructuring actions related to the closure of the two manufacturing facilities within DSS during the second half of 2015. The increase in selling and administrative expense for the first half of 2016 compared to the first half of 2015 of $19.9 million was driven primarily by a $9.8 million increase to compensation costs and incentive accruals primarily due to our investment in commercial resources and a $2.4 million increase in restructuring charges primarily from the 2015 restructuring actions undertaken to both reduce administrative costs and close two manufacturing facilities within DSS. Additionally, the first half of 2015 was favorably impacted by $3.7 million related to the reversal of certain tax reserves due to the expiration of statute of limitations.
Interest expense, net
Interest expense, net decreased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015. This decrease was driven by the repayments of higher interest-bearing debt during 2015 and a decrease in borrowings on our revolving credit facility during the three and six months ended June 30, 2016.
Income taxes
For the second quarter of 2016, the Company's effective tax rate of 24.9% differed from the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings. Additionally, a favorable adjustment related to previously filed U.S. federal income tax returns and corresponding foreign tax credits resulted in a 4.5% favorable impact to the effective tax rate.
In the second quarter of 2015, we recognized an overall income tax benefit of $3.6 million. The overall benefit was due to the amendment of U.S. federal income tax returns from 2004 through 2012 to use foreign tax credits, which resulted in a favorable impact to our effective tax rate of 41.0%.
For the first half of 2016, the Company's effective tax rate of 28.0% differed from the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings. Additionally, a favorable adjustment related to previously filed U.S. federal income tax returns and corresponding foreign tax credits resulted in a 2.4% favorable impact to the effective tax rate.
The effective tax rate for the first half of 2015 was 16.7% and resulted primarily from the favorable impact of amending U.S. federal income tax returns for 2004 through 2012 to use foreign tax credits that favorably impacted the effective tax rate by 25.2%. Partially offsetting this impact was an unfavorable foreign court ruling that settled an uncertain tax position taken in a prior year resulting in a 6.8% increase in the effective tax rate.

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
PolyOne has five reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution. Our segments are further discussed in Note 11, Segment Information, to the accompanying consolidated financial statements. The restructuring actions are further discussed in Note 4, Employee Separation and Restructuring Costs, to the accompanying consolidated financial statements. We do not expect the remaining charges or further benefits associated with these actions to have a material impact to our segments or the consolidated financial statements going forward.

Sales and Operating Income — The three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales:
Color, Additives and Inks	$212.2	$217.4	$(5.2)	(2.4)%	$417.1	$425.9	$(8.8)	(2.1)%
Specialty Engineered Materials	143.3	139.7	3.6	2.6%	284.3	281.6	2.7	1.0%
Designed Structures and Solutions	103.3	111.6	(8.3)	(7.4)%	211.8	230.7	(18.9)	(8.2)%
Performance Products and Solutions	172.8	190.3	(17.5)	(9.2)%	339.0	366.2	(27.2)	(7.4)%
PolyOne Distribution	272.6	266.8	5.8	2.2%	541.4	532.5	8.9	1.7%
Corporate and eliminations	(42.7)	(38.7)	(4.0)	(10.3)%	(85.1)	(76.7)	(8.4)	(11.0)%
Total Sales	$861.5	$887.1	$(25.6)	(2.9)%	$1,708.5	$1,760.2	$(51.7)	(2.9)%

Operating income:
Color, Additives and Inks	$38.2	$39.6	$(1.4)	(3.5)%	$73.1	$73.4	$(0.3)	(0.4)%
Specialty Engineered Materials	21.4	20.1	1.3	6.5%	44.8	43.2	1.6	3.7%
Designed Structures and Solutions	1.0	4.5	(3.5)	(77.8)%	1.4	7.7	(6.3)	(81.8)%
Performance Products and Solutions	21.3	16.3	5.0	30.7%	41.0	27.8	13.2	47.5%
PolyOne Distribution	17.8	19.1	(1.3)	(6.8)%	35.3	34.8	0.5	1.4%
Corporate and eliminations	(18.2)	(19.3)	1.1	5.7%	(42.8)	(36.5)	(6.3)	(17.3)%
Total Operating Income	$81.5	$80.3	$1.2	1.5%	$152.8	$150.4	$2.4	1.6%

Operating income as a percentage of sales:
Color, Additives and Inks	18.0%	18.2%	(0.2)	% points	17.5%	17.2%	0.3%	% points
Specialty Engineered Materials	14.9%	14.4%	0.5	% points	15.8%	15.3%	0.5%	% points
Designed Structures and Solutions	1.0%	4.0%	(3.0)	% points	0.7%	3.3%	(2.6)%	% points
Performance Products and Solutions	12.3%	8.6%	3.7	% points	12.1%	7.6%	4.5%	% points
PolyOne Distribution	6.5%	7.2%	(0.7)	% points	6.5%	6.5%	—%	% points
Total	9.5%	9.1%	0.4	% points	8.9%	8.5%	0.4%	% points
Color, Additives and Inks
Sales decreased $5.2 million, or 2.4%, in the second quarter of 2016 compared to the second quarter of 2015. Sales increases of 2.2% due to the Magenta acquisition were offset by unfavorable foreign exchange rate impacts of 0.9%, while the remaining decline was primarily associated with legacy Spartech business.
Sales decreased $8.8 million, or 2.1%, in the first half of 2016 compared to the first half of 2015. Sales increases of 2.2% due to the Magenta acquisition were offset by unfavorable foreign exchange rate impacts of 1.7%, while the remaining decrease was primarily associated with legacy Spartech business.
Operating income decreased $1.4 million in the second quarter of 2016 as compared to the second quarter of 2015. The operating income increase of $0.9 million due to the acquisition to Magenta was more than offset by our investment in commercial resources of $1.1 million, while the remaining decrease is primarily related to lower sales.
Operating income decreased $0.3 million during the first half of 2016 as compared to the first half of 2015. The operating income increase of $1.8 million due to the acquisition to Magenta was more than offset by our investment in commercial resources of $2.4 million, while favorable product mix offset the lower sales.

Specialty Engineered Materials
Sales increased $3.6 million, or 2.6%, in the second quarter of 2016 compared to the second quarter of 2015. The increase in sales from the acquisition of certain TPE assets purchased from Kraton of 7.2% was partially offset by mix changes of 2.3% and an unfavorable foreign exchange rate impact of 0.6%. Sales increased $2.7 million, or 1.0%, in the first half of 2016 as compared to the first half of 2015, primarily due to the acquisition of certain TPE assets purchased from Kraton increasing sales by 6.2% offset by mix changes of 3.8% and an unfavorable foreign exchange rate impact of 1.0%.
Operating income increased $1.3 million in the second quarter of 2016 as compared to the second quarter of 2015 and increased $1.6 million in the first half of 2016 as compared to the first half of 2015. This was primarily due to the acquisition of certain TPE assets purchased from Kraton, which was partially offset by additional compensation and incentive costs primarily related to increased commercial resources as well as an unfavorable foreign exchange rate impact.
Designed Structures and Solutions
Sales decreased $8.3 million, or 7.4%, in the second quarter of 2016 compared to the second quarter of 2015 and decreased $18.9 million, or 8.2%, in the first half of 2016 as compared to the first half of 2015, largely due to decreased average selling prices from lower hydrocarbon based raw material costs.
Operating income decreased $3.5 million in the second quarter of 2016 as compared to the second quarter of 2015 and decreased $6.3 million in the first half of 2016 as compared to the first half of 2015 driven by decreased sales and mix.
Performance Products and Solutions
Sales declined $17.5 million, or 9.2%, in the second quarter of 2016 as compared to the second quarter of 2015 and $27.2 million, or 7.4%, in the first half of 2016 as compared to the first half of 2015 reflecting reduced overall average selling prices, largely due to lower hydrocarbon based raw material costs.
Operating income increased $5.0 million in the second quarter of 2016 as compared to the second quarter of 2015 and $13.2 million in the first half of 2016 as compared to the first half of 2015 primarily as a result of expanding gross margin driven by improved mix.
PolyOne Distribution
In total, sales increased $5.8 million, or 2.2%, in the second quarter of 2016 as compared to the second quarter of 2015 and increased $8.9 million, or 1.7%, in the first half of 2016 as compared to the first half of 2015. Volume growth of 9.2% and 10.8% for the three and six months ended June 30, 2016, respectively, were largely offset by lower overall average selling prices due to declining hydrocarbon based resin costs.
Operating income decreased $1.3 million in the second quarter of 2016 as compared to the second quarter of 2015 reflecting lower overall margins and increased selling and administrative costs resulting from our investment in commercial resources.
Operating income increased $0.5 million in the first half of 2016 as compared to the first half of 2015. Volume growth was offset by lower margins and increased selling and administrative costs resulting from our investment in commercial resources.
Corporate and Eliminations
Corporate and eliminations decreased $1.1 million in the second quarter of 2016 as compared to the second quarter of 2015. This was primarily due to the reimbursement of previously incurred environmental costs of $5.3 million and lower restructuring charges of $2.7 million, which was partially offset by increased employee costs, including incentives, of $3.2 million and acquisition related costs of $1.9 million.
Corporate and eliminations increased $6.3 million in the first half of 2016 as compared to the first half of 2015. This increase was primarily due to employee costs, including incentives, of $6.9 million, acquisition related costs of $4.2 million and the absence of a $3.7 million reversal of certain tax reserves due to the expiration of statute of limitations that was recognized in the first half of 2015. Partially offsetting these were lower restructuring charges of $6.2 million and an increase in reimbursements of previously incurred environmental costs of $4.8 million during the first half of 2016.
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
The following table summarizes our liquidity as of June 30, 2016 and December 31, 2015:

(In millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$161.4	$279.8
Revolving credit availability	383.0	341.9
Liquidity	$544.4	$621.7
As of June 30, 2016, approximately 92% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015.
Operating Activities — In the six months ended June 30, 2016, net cash provided by operating activities was $49.4 million as compared to net cash provided by operating activities of $59.9 million for the six months ended June 30, 2015. The decrease in net cash provided by operating activities of $10.5 million is primarily driven by lower earnings.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the first half of 2016 increased to 10.7% compared to 9.8% for the first half of 2015. This increase is primarily due to days sales outstanding for the first half of 2016 increasing to 45.1 compared to 44.8 for the first half of 2015.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2016 of $103.4 million reflects the acquisition of certain Kraton assets for $72.8 million and $39.6 million of capital expenditures, partially offset by the sale of and proceeds from other assets of $9.0 million.
Net cash used by investing activities during the six months ended June 30, 2015 of $37.2 million reflects $39.1 million of capital expenditures partially offset by proceeds from the sale of other assets of $1.9 million.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2016 of $63.1 million reflects $39.6 million of repurchases of our outstanding common shares, $20.7 million of dividends paid and $2.8 million of repayment of long-term debt.
Net cash used by financing activities for the six months ended June 30, 2015 of $22.1 million reflects $42.8 million of repurchases of our outstanding common shares and $17.9 million of dividends paid. These cash outflows were partially offset by net borrowings of $34.4 million under our revolving credit facility and a $4.2 million benefit related to the exercise of employee equity awards.
The acquisitions of Gordon Composites and Polystrand on July 26, 2016 for an aggregate purchase price of $85.5 million were initially funded from borrowings under our senior secured revolving credit facility. We intend to enter into a $100.0 million add-on to our existing senior secured term loan to repay these borrowings. Accordingly, upon completion of the add-on to our term loan, our liquidity will approximate $560.0 million.

Debt
As of June 30, 2016, the principal amount of debt totaled $1,160.5 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2016	$15.7
2017	5.5
2018	5.4
2019	5.4
2020	5.3
Thereafter	1,123.2
Aggregate maturities	$1,160.5
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. One percent of the current principal amount is payable annually while the remaining balance matures on November 12, 2022. On June 15, 2016, the Company entered into an amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the interest rate was reduced by 25 basis points to 275 basis points plus the greater of (i) the 1-, 2-, 3-, or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. In connection with the amendment, the Company recognized $0.4 million of Debt extinguishment costs in our Consolidated Statements of Income. The weighted average annual interest rate for the senior secured term loan for the three and six months ended June 30, 2016 was 3.71% and 3.73%, respectively. The total aggregate principal repayments as of the six months ended June 30, 2016 was $2.8 million.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three and six months ended June 30, 2016 was 2.81% and 2.89%. As of June 30, 2016, we had no outstanding borrowings and had availability of $379.8 million under this facility.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. In addition, these agreements require us to comply with specific financial tests, under which we are required to achieve certain or specific financial and operating results. As of June 30, 2016, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of June 30, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 2.40%.

Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt to Olin. As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt which are $12.2 million as of June 30, 2016. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2016, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2015.

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

•
the ability to successfully integrate acquired businesses into our operations, including whether such businesses will be accretive to our earnings, retain the management teams of acquired businesses, and retain relationships with customers of acquired businesses, including, without limitation, Spartech, Magenta, certain TPE assets from Kraton, Gordon Composites, Inc. and Polystrand, Inc.;

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	10,000,000
May 1 to May 31	—	—	—	10,000,000
June 1 to June 30	—	—	—	10,000,000
Total	—	$—	—

(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. In May 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of June 30, 2016, approximately 10.0 million shares remain available for purchase under these authorizations as there were no such purchases during the three months ended June 30, 2016. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. EXHIBITS
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2016	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the additional lender party thereto

10.2
Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2016, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto

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