Form 10-Q
period 2016-09-30
POLYONE CORP
filed 2016-10-26
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of September 30, 2016 was 83,779,955.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$843.6	$841.6	$2,552.1	$2,601.8
Cost of sales	670.5	672.5	2,001.2	2,077.2
Gross margin	173.1	169.1	550.9	524.6
Selling and administrative expense	101.9	99.9	326.9	305.0
Operating income	71.2	69.2	224.0	219.6
Interest expense, net	(15.1)	(16.2)	(44.3)	(48.5)
Debt extinguishment costs	—	—	(0.4)	—
Other (expense) income, net	(0.2)	(1.6)	0.2	(3.0)
Income before income taxes	55.9	51.4	179.5	168.1
Income tax expense	(13.6)	(6.9)	(48.2)	(26.4)
Net income	42.3	44.5	131.3	141.7
Net loss (income) attributable to noncontrolling interests	—	—	0.1	(0.2)
Net income attributable to PolyOne common shareholders	$42.3	$44.5	$131.4	$141.5

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.50	$0.51	$1.56	$1.60
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.50	$0.50	$1.55	$1.58

Weighted-average shares used to compute earnings per common share:
Basic	83.9	87.5	84.2	88.5
Diluted	84.5	88.4	84.8	89.4

Cash dividends declared per share of common stock	$0.12	$0.10	$0.36	$0.30
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$42.3	$44.5	$131.3	$141.7
Other comprehensive income
Translation adjustments	0.7	(9.2)	(3.6)	(23.8)
Unrealized gain (loss) on available-for-sale securities	0.2	(0.4)	0.2	—
Total comprehensive income	43.2	34.9	127.9	117.9
Comprehensive loss (income) attributable to noncontrolling interests	—	—	0.1	(0.2)
Comprehensive income attributable to PolyOne common shareholders	$43.2	$34.9	$128.0	$117.7
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$212.2	$279.8
Accounts receivable, net	418.3	347.0
Inventories, net	325.6	287.0
Other current assets	45.5	47.0
Total current assets	1,001.6	960.8
Property, net	605.0	583.5
Goodwill	672.9	597.7
Intangible assets, net	370.2	344.6
Other non-current assets	100.1	108.5
Total assets	$2,749.8	$2,595.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$19.3	$18.6
Accounts payable	383.4	351.6
Accrued expenses and other current liabilities	124.8	127.9
Total current liabilities	527.5	498.1
Non-current liabilities:
Long-term debt	1,240.2	1,128.0
Pension and other post-retirement benefits	48.3	77.5
Deferred income taxes	30.8	33.8
Other non-current liabilities	146.7	152.5
Total non-current liabilities	1,466.0	1,391.8
Shareholders’ equity:
PolyOne shareholders’ equity	755.4	704.2
Noncontrolling interests	0.9	1.0
Total equity	756.3	705.2
Total liabilities and shareholders’ equity	$2,749.8	$2,595.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$131.3	$141.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.7	73.8
Accelerated depreciation and fixed asset charges associated with restructuring activities	4.6	16.1
Provision for doubtful accounts	0.1	0.1
Debt extinguishment costs	0.4	—
Share-based compensation expense	6.5	6.0
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(67.4)	(18.5)
(Increase) decrease in inventories	(10.4)	18.9
Increase in accounts payable	30.1	15.0
Decrease in pension and other post-retirement benefits	(31.3)	(32.1)
Decrease in accrued expenses and other assets and liabilities - net	(11.8)	(92.4)
Net cash provided by operating activities	126.8	128.6
Investing Activities
Capital expenditures	(58.0)	(61.6)
Business acquisitions	(158.3)	—
Sale of and proceeds from other assets	9.8	1.9
Net cash used by investing activities	(206.5)	(59.7)
Financing Activities
Proceeds from long-term debt	100.0	—
Borrowings under credit facilities	805.9	781.7
Repayments under credit facilities	(806.4)	(705.7)
Purchase of common shares for treasury	(50.7)	(117.8)
Cash dividends paid	(30.1)	(26.8)
Repayment of long-term debt	(4.4)	—
Exercise of share awards	1.0	4.3
Debt financing costs	(1.9)	—
Net cash provided (used) by financing activities	13.4	(64.3)
Effect of exchange rate changes on cash	(1.3)	(7.5)
Decrease in cash and cash equivalents	(67.6)	(2.9)
Cash and cash equivalents at beginning of period	279.8	238.6
Cash and cash equivalents at end of period	$212.2	$235.7
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
Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2016.
Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires the allowance recorded for trade receivables to be measured by expected loss rather than incurred loss. Expected loss measurement will be based on historical experience, current conditions and reasonable and supportable forecasts. The Company will adopt ASU 2016-13 no later than the required date of January 1, 2020. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which simplifies the accounting for share-based payment transactions. This update requires that excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively, with certain cumulative effect adjustments. The Company will adopt ASU 2016-09 no later than the required date of January 1, 2017. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
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
Note 2 — BUSINESS COMBINATIONS
On July 26, 2016, the Company completed the acquisition of substantially all of the assets of Gordon Holdings, Inc. (Gordon Holdings) doing business as Gordon Composites, Inc. (Gordon Composites) and Polystrand, Inc. (Polystrand). Gordon Composites develops high strength profiles and laminates for use in vertical and crossbow archery, sports and recreation equipment, prosthetics and office furniture systems. Polystrand operates on the leading edge of continuous reinforced thermoplastic composite technology, a next generation material science that delivers the high strength and lightweight characteristics of composites, further enhanced with the design flexibility to form more complex shapes.
The purchase price was $85.5 million and the results of operations of the acquired businesses are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation is subject to change and not yet finalized. This preliminary allocation resulted in goodwill of $36.6 million and $30.0 million in intangible assets, of which $4.0 million represent indefinite-lived trade names. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc. (Kraton), to expand its global footprint and expertise in thermoplastic elastomer (TPE) innovation and design, for approximately $72.8 million. The results of operations of Kraton are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation is subject to change and not yet finalized. This preliminary allocation resulted in goodwill of $37.7 million and $12.0 million in intangible assets. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
The definite-lived intangible assets that have been acquired with these recent acquisitions are being amortized over a period of seven to twenty years.
Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2016 and December 31, 2015, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2015	$98.0	$342.2	$144.7	$11.2	$1.6	$597.7
Acquisitions of businesses	74.3	—	—	—	—	74.3
Currency translation and other adjustments	0.6	0.3	—	—	—	0.9
Balance September 30, 2016	$172.9	$342.5	$144.7	$11.2	$1.6	$672.9
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$218.1	$(49.6)	$(0.1)	$168.4
Patents, technology and other	156.3	(54.5)	(0.3)	101.5
Indefinite-lived trade names	100.3	—	—	100.3
Total	$474.7	$(104.1)	$(0.4)	$370.2

	As of December 31, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$199.4	$(42.1)	$—	$157.3
Patents, technology and other	137.0	(45.7)	(0.3)	91.0
Indefinite-lived trade names	96.3	—	—	96.3
Total	$432.7	$(87.8)	$(0.3)	$344.6
Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
During the three months ended September 30, 2016, we recognized total employee separation and restructuring charges of $4.6 million, of which $1.1 million was recognized within Cost of goods sold and $3.5 million within Selling and administrative expenses. During the three months ended September 30, 2015, we recognized total employee separation and restructuring charges of $13.7 million, of which $11.6 million was recognized within Cost of goods sold and $2.1 million within Selling and administrative expenses.
During the nine months ended September 30, 2016, we recognized total employee separation and restructuring charges of $16.5 million, of which $5.7 million was recognized within Cost of goods sold and $10.8 million within Selling and administrative expenses. During the nine months ended September 30, 2015, we recognized total employee separation and restructuring charges of $31.8 million, which included $24.8 million recognized within Cost of goods sold and $7.0 million recognized within Selling and administrative expenses.
These charges are primarily associated with the current Designed Structures and Solutions (DSS) segment and the former Spartech Corporation (Spartech) businesses, which are further detailed below.
In the second half of 2015, PolyOne determined it would close two manufacturing facilities within the DSS segment and take other corporate actions to reduce administrative costs. These actions were taken as a result of the declining DSS results and near-term outlook. During the three and nine months ended September 30, 2016, we recognized charges of $2.5 million and $9.3 million, respectively. During the three and nine months ended September 30, 2015, we recognized charges of $10.5 million. The costs recognized during 2016 and 2015 primarily related to severance and asset-related charges, including fixed asset and inventory write offs. Total costs for these actions to-date has been $26.4 million, which includes $8.7 million of severance costs, $13.3 million of asset-related charges, including accelerated depreciation of $9.1 million, and $4.4 million of other ongoing costs associated with exiting these plants and transferring equipment. Additional costs related to these actions are not expected to be material.
In 2013, PolyOne determined it would close seven former Spartech manufacturing facilities and one administrative office and relocate operations to other PolyOne facilities. The closure of these manufacturing facilities was part of the Company’s efforts to improve service, on time delivery and quality as we align assets with our customers' needs. There were no charges related to the Spartech actions during the nine months ended September 30, 2016 as these actions were complete as of December 31, 2015. We recognized $2.0 million and $17.0 million related to these actions during the three and nine months ended September 30, 2015, respectively.

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	September 30, 2016	December 31, 2015
Finished products	$202.0	$172.7
Work in process	6.6	5.0
Raw materials and supplies	117.0	109.3
Inventories, net	$325.6	$287.0
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	September 30, 2016	December 31, 2015
Land	$48.6	$46.9
Buildings	340.7	318.3
Machinery and equipment	1,155.5	1,104.7
Property, gross	1,544.8	1,469.9
Less accumulated depreciation and amortization	(939.8)	(886.4)
Property, net	$605.0	$583.5
Depreciation expense was $61.7 million for the nine months ended September 30, 2016 and $63.5 million for the nine months ended September 30, 2015. Included in depreciation expense is accelerated depreciation of $3.3 million and $4.6 million during the nine months ended September 30, 2016 and 2015, respectively, related to restructuring actions.
Note 7 — INCOME TAXES
The income tax provision includes U.S. federal, state and local, and foreign income taxes. During the third quarter and first nine months of 2016, the Company’s effective tax rate was 24.3% and 26.9%, respectively, compared to 13.4% and 15.7%, respectively, for the comparable periods of 2015.
A reconciliation of the U.S. federal statutory rate to the consolidated effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense at 35%	35.0%	35.0%	35.0%	35.0%
Foreign mix of earnings	(6.5)%	(5.0)%	(4.8)%	(3.9)%
Uncertain tax positions	(3.3)%	(14.6)%	(0.9)%	0.4%
Foreign tax credits from amending prior period returns	—%	(1.9)%	(1.7)%	(18.1)%
Other, net	(0.9)%	(0.1)%	(0.7)%	2.3%
Effective Income Tax Rate	24.3%	13.4%	26.9%	15.7%
The effective tax rates for all periods differed from the U.S. federal statutory rate primarily as a result of the significant items described below.
2016 Significant items
The 3.3% and 0.9% benefits for uncertain tax positions for the three months and nine months ended September 30, 2016, respectively, primarily relate to the reversal of uncertain tax positions due to the expiration of the statute of limitations. For the nine months ended September 30, 2016, a 1.7% adjustment related to previously filed U.S. federal income tax returns and corresponding foreign tax credits resulted in the favorable impact to the effective tax rate.

2015 Significant items
The 14.6% benefit for uncertain tax positions for the three months ended September 30, 2015 primarily related to the reversal of an uncertain tax position due to the expiration of the statute of limitations. The 0.4% expense for uncertain tax positions for the nine months ended September 30, 2015 is primarily due to an unfavorable foreign court ruling during the first quarter of 2015, which settled an uncertain tax position taken in a prior year, more than offsetting the benefit recognized during the three months ended September 30, 2015. For the three and nine months ended September 30, 2015, the 1.9% and 18.1% of respective benefits were a result of amending U.S. federal income tax returns from 2004 through 2012 to use foreign tax credits.
Note 8 — WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Weighted-average common shares outstanding – basic	83.9	87.5	84.2	88.5
Plus dilutive impact of share-based compensation	0.6	0.9	0.6	0.9
Weighted-average common shares – diluted	84.5	88.4	84.8	89.4
For the three months ended September 30, 2016 and 2015, 0.2 million equity-based awards were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.
For the nine months ended September 30, 2016, 0.2 million of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. No equity-based awards were anti-dilutive for the computation of diluted earnings per common share for the nine months ended September 30, 2015.
Note 9 — EMPLOYEE BENEFIT PLANS
Components of defined benefit pension plan net periodic gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Service cost	$0.2	$0.4	$0.7	$1.3
Interest cost	5.0	5.3	15.4	16.0
Expected return on plan assets	(7.8)	(8.2)	(23.5)	(24.6)
Net periodic benefit gains	$(2.6)	$(2.5)	$(7.4)	$(7.3)
Components of post-retirement health care plan benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Interest cost	$0.2	$0.1	$0.4	$0.4
Net periodic benefit costs	$0.2	$0.1	$0.4	$0.4

Note 10 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Senior secured term loan due 2022	$645.6	$8.9	$636.7
5.25% senior notes due 2023	600.0	7.4	592.6
Other debt	30.2	—	30.2
Total long-term debt	$1,275.8	$16.3	$1,259.5
Less short-term and current portion of long-term debt	19.3	—	19.3
Total long-term debt, net of current portion	$1,256.5	$16.3	$1,240.2

As of December 31, 2015 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Senior secured term loan due 2022	$550.0	$8.6	$541.4
5.25% senior notes due 2023	600.0	8.3	591.7
Other debt	13.5	—	13.5
Total long-term debt	$1,163.5	$16.9	$1,146.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,144.9	$16.9	$1,128.0
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. One percent of the principal amount is payable annually while the remaining balance matures on November 12, 2022. On June 15, 2016, the Company entered into an amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the interest rate was reduced by 25 basis points to 275 basis points plus the greater of (i) the 1-, 2-, 3-, or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. In connection with the amendment, the Company recognized $0.4 million of Debt extinguishment costs in our Consolidated Statements of Income. On August 3, 2016, the Company increased the senior secured term loan due 2022 by $100.0 million in connection with the acquisition of substantially all of the assets of Gordon Holdings. The weighted average annual interest rate for the senior secured term loan for the three and nine months ended September 30, 2016 was 3.50% and 3.65%, respectively. The total aggregate principal repayments as of the nine months ended September 30, 2016 was $4.4 million.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three and nine months ended September 30, 2016 was 4.00% and 3.13%. As of September 30, 2016, we had no outstanding borrowings and had availability of $381.7 million under this facility.

The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2016, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of September 30, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 2.67%.
The estimated fair value of PolyOne’s debt instruments at September 30, 2016 and December 31, 2015 was $1,279.9 million and $1,136.2 million, respectively, compared to carrying values of $1,259.5 million and $1,146.6 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 11 — SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant realignment costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision maker. These costs are included in Corporate and eliminations.
PolyOne has five reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution.
Segment information for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$191.3	$195.9	$31.4	$198.9	$199.9	$34.5
Specialty Engineered Materials	132.6	146.2	20.5	123.6	136.0	20.0
Designed Structures and Solutions	96.9	97.0	(0.5)	109.3	112.4	4.3
Performance Products and Solutions	152.4	171.3	18.0	154.3	175.2	16.1
PolyOne Distribution	270.4	274.8	18.2	255.5	259.5	17.6
Corporate and eliminations	—	(41.6)	(16.4)	—	(41.4)	(23.3)
Total	$843.6	$843.6	$71.2	$841.6	$841.6	$69.2

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$598.5	$613.0	$104.5	$618.7	$625.8	$107.9
Specialty Engineered Materials	392.6	430.5	65.3	382.2	417.6	63.2
Designed Structures and Solutions	308.3	308.8	0.9	339.4	343.1	12.0
Performance Products and Solutions	449.6	510.3	59.0	480.7	541.4	43.9
PolyOne Distribution	803.1	816.2	53.5	780.8	792.0	52.4
Corporate and eliminations	—	(126.7)	(59.2)	—	(118.1)	(59.8)
Total	$2,552.1	$2,552.1	$224.0	$2,601.8	$2,601.8	$219.6

	Total Assets
(In millions)	September 30, 2016	December 31, 2015
Color, Additives and Inks	$938.2	$939.5
Specialty Engineered Materials	540.0	353.4
Designed Structures and Solutions	450.8	449.5
Performance Products and Solutions	252.7	237.4
PolyOne Distribution	231.5	200.0
Corporate and eliminations	336.6	415.3
Total assets	$2,749.8	$2,595.1
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

On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA has requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River (the lower Passaic River Study Area). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a RIFS of the lower Passaic River Study Area. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the lower Passaic River Study Area or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to any liability or agree to bear any such remediation or natural resource damage costs.
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
On March 4, 2016, the USEPA issued a Record of Decision selecting a remedy for an eight-mile portion of the lower Passaic River Study Area at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability (the Notice) to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion, in which the USEPA stated it intended to negotiate an AOC for Remedial Design with Occidental Chemical Corporation (OCC) and, upon signature, planned to negotiate a consent decree with other major PRPs to perform remedial actions. The Notice did not identify the “other major PRPs.” Further, the Notice communicated that the USEPA will provide to certain parties separate notice of the opportunity to discuss a cash-out settlement at a later date. On September 30, 2016, the USEPA reached an agreement with OCC, which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River.
Based on the currently available information, we have found no evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. Any allocation to Franklin-Burlington, including a final resolution of our de minimis petition or other opportunity for cash-out settlement, or further appropriate legal actions has not been determined. As a result of these uncertainties, we are unable to estimate a liability, if any, related to this matter. As of September 30, 2016, we have not accrued for costs of remediation related to the lower Passaic River.
During the nine months ended September 30, 2016 and 2015, PolyOne recognized $6.1 million and $7.8 million, respectively, of expense related to environmental remediation activities. During the nine months ended September 30, 2016 and 2015, we received $5.3 million and $2.6 million, respectively, of insurance recoveries related to previously incurred environmental costs. These expenses and gains associated with these reimbursements are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Consolidated Balance Sheet includes accruals totaling $118.2 million and $119.9 million as of September 30, 2016 and December 31, 2015, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2016. However, such additional costs, if any, cannot be currently estimated. Further, we have not recorded receivables for future available insurance recoveries associated with these costs.
Guarantee — On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin). As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt, which are $12.2 million as of September 30, 2016. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.

Note 13 — EQUITY
Changes in equity for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

(In millions)	PolyOne Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$704.2	$1.0	$705.2
Net income (loss)	131.4	(0.1)	131.3
Other comprehensive income
Translation adjustments	(3.6)	—	(3.6)
Unrealized gain on available-for-sale securities	0.2	—	0.2
Total comprehensive income (loss)	128.0	(0.1)	127.9
Cash dividend declared	(29.7)	—	(29.7)
Repurchase of common shares	(50.7)	—	(50.7)
Share-based incentive plan activity	3.6	—	3.6
Balance at September 30, 2016	$755.4	$0.9	$756.3

Balance at December 31, 2014	$776.3	$0.9	$777.2
Net income	141.5	0.2	141.7
Other comprehensive income
Translation adjustments	(23.8)	—	(23.8)
Total comprehensive income	117.7	0.2	117.9
Cash dividend declared	(26.8)	—	(26.8)
Repurchase of common shares	(121.5)	—	(121.5)
Share-based incentive plan activity	2.2	—	2.2
Balance at September 30, 2015	$747.9	$1.1	$749.0
Changes in accumulated other comprehensive loss year-to-date as of September 30, 2016 and 2015 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2016	$(76.8)	$5.2	$0.3	$(71.3)
Translation adjustments	(3.6)	—	—	(3.6)
Unrealized gain on available-for-sale securities	—	—	0.2	0.2
Balance at September 30, 2016	$(80.4)	$5.2	$0.5	$(74.7)

Balance at January 1, 2015	$(47.7)	$5.2	$0.2	$(42.3)
Translation adjustments	(23.8)	—	—	(23.8)
Balance at September 30, 2015	$(71.5)	$5.2	$0.2	$(66.1)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(In millions)
Sales	$843.6	$841.6	$2,552.1	$2,601.8
Operating income	71.2	69.2	224.0	219.6
Net income	42.3	44.5	131.3	141.7
Net income attributable to PolyOne common shareholders	42.3	44.5	131.4	141.5
Recent Developments
On July 26, 2016, the Company completed the acquisition of substantially all of the assets of Gordon Holdings, Inc. (Gordon Holdings) doing business as Gordon Composites, Inc. (Gordon Composites) and Polystrand, Inc. (Polystrand). Gordon Composites develops high strength profiles and laminates for use in vertical and crossbow archery, sports and recreation equipment, prosthetics and office furniture systems. Polystrand operates on the leading edge of continuous reinforced thermoplastic composite technology, a next generation material science that delivers the high strength and lightweight characteristics of composites, further enhanced with the design flexibility to form more complex shapes. The purchase price was $85.5 million and the results of operations of the acquired businesses are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment.

Results of Operations — The three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales	$843.6	$841.6	$2.0	0.2%	$2,552.1	$2,601.8	$(49.7)	(1.9)%
Cost of sales	670.5	672.5	2.0	0.3%	2,001.2	2,077.2	76.0	3.7%
Gross margin	173.1	169.1	4.0	2.4%	550.9	524.6	26.3	5.0%
Selling and administrative expense	101.9	99.9	(2.0)	(2.0)%	326.9	305.0	(21.9)	(7.2)%
Operating income	71.2	69.2	2.0	2.9%	224.0	219.6	4.4	2.0%
Interest expense, net	(15.1)	(16.2)	1.1	6.8%	(44.3)	(48.5)	4.2	8.7%
Debt extinguishment costs	—	—	—	—%	(0.4)	—	(0.4)	(100.0)%
Other (expense) income, net	(0.2)	(1.6)	1.4	87.5%	0.2	(3.0)	3.2	106.7%
Income before income taxes	55.9	51.4	4.5	8.8%	179.5	168.1	11.4	6.8%
Income tax expense	(13.6)	(6.9)	(6.7)	97.1%	(48.2)	(26.4)	(21.8)	(82.6)%
Net income	42.3	44.5	(2.2)	(4.9)%	131.3	141.7	(10.4)	(7.3)%
Net loss (income) attributable to noncontrolling interests	—	—	—	—%	0.1	(0.2)	0.3	150.0%
Net income attributable to PolyOne common shareholders	$42.3	$44.5	$(2.2)	(4.9)%	$131.4	$141.5	$(10.1)	(7.1)%

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.50	$0.51			$1.56	$1.60
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.50	$0.50			$1.55	$1.58
Sales
Sales increased $2.0 million, or 0.2%, in the third quarter of 2016 compared to the third quarter of 2015. This was primarily driven by underlying sales growth of 4.5% and the acquisition of Gordon Composites, Polystrand, Magenta Master Fibers (Magenta) and certain thermoplastic elastomer (TPE) assets purchased from Kraton Performance Polymers, Inc. (Kraton), which increased sales by 2.4%. Partially offsetting this increase was declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions, PolyOne Distribution and Designed Structures and Solutions (DSS) segments, which impacted sales by 2.6%. The remaining decrease is primarily due to volume declines largely associated with legacy Spartech Corporation (Spartech) business and an unfavorable foreign exchange impact of 0.7%.
Sales decreased $49.7 million, or 1.9%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This was primarily driven by underlying sales growth of 3.8% and the acquisition of Gordon Composites, Polystrand, Magenta and certain TPE assets purchased from Kraton, which increased sales by 1.8%. This increase was offset by declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions, PolyOne Distribution and DSS segments, which impacted sales by 3.7%. The remaining decrease is primarily due to volume declines largely associated with legacy Spartech business and an unfavorable foreign exchange impact of 0.7%.
Cost of sales
As a percent of sales, cost of sales decreased from 79.9% in the third quarter of 2015 to 79.5% in the third quarter of 2016 and from 79.8% in the nine months ended September 30, 2015 to 78.4% in the nine months ended September 30, 2016, primarily as a result of lower overall input cost.

Selling and administrative expense
Selling and administrative expenses increased $2.0 million during the third quarter of 2016 compared to the third quarter of 2015. This was driven primarily by an increase in our investment in commercial resources of $2.6 million, selling and administrative expenses associated with acquired businesses of $2.2 million and a $1.4 million increase in restructuring charges primarily from the 2015 actions related to the closure of the two manufacturing facilities within DSS. Partially offsetting the increased costs was a decrease in other employee costs, including incentives, of $3.7 million.
The increase in selling and administrative expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 of $21.9 million was driven primarily by an $8.5 million increase in employee costs, including incentives, selling and administrative expenses associated with acquired businesses of $4.0 million and our investment in commercial resources. In addition, 2016 was impacted by increased restructuring charges of $3.8 million and 2015 included a $3.6 million reversal of certain non-income tax reserves due to the expiration of statute of limitations.
Interest expense, net
Interest expense, net decreased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015. This decrease was driven by the repayments of higher interest-bearing debt during 2015 and a decrease in borrowings on our revolving credit facility during the three and nine months ended September 30, 2016.
Income taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes. During the third quarter and first nine months of 2016, the Company’s effective tax rate was 24.3% and 26.9%, respectively, compared to 13.4% and 15.7%, respectively, for the comparable periods of 2015.
A reconciliation of the U.S. federal statutory rate to the consolidated effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense at 35%	35.0%	35.0%	35.0%	35.0%
Foreign mix of earnings	(6.5)%	(5.0)%	(4.8)%	(3.9)%
Uncertain tax positions	(3.3)%	(14.6)%	(0.9)%	0.4%
Foreign tax credits from amending prior period returns	—%	(1.9)%	(1.7)%	(18.1)%
Other, net	(0.9)%	(0.1)%	(0.7)%	2.3%
Effective Income Tax Rate	24.3%	13.4%	26.9%	15.7%
The effective tax rates for all periods differed from the U.S. federal statutory rate primarily as a result of the significant items described below.
2016 Significant items
The 3.3% and 0.9% benefits for uncertain tax positions for the three months and nine months ended September 30, 2016, respectively, primarily relate to the reversal of uncertain tax positions due to the expiration of the statute of limitations. For the nine months ended September 30, 2016, a 1.7% adjustment related to previously filed U.S. federal income tax returns and corresponding foreign tax credits resulted in the favorable impact to the effective tax rate.
2015 Significant items
The 14.6% benefit for uncertain tax positions for the three months ended September 30, 2015 primarily related to the reversal of an uncertain tax position due to the expiration of the statute of limitations. The 0.4% expense for uncertain tax positions for the nine months ended September 30, 2015 is primarily due to an unfavorable foreign court ruling during the first quarter of 2015, which settled an uncertain tax position taken in a prior year, more than offsetting the benefit recognized during the three months ended September 30, 2015. For the three and nine months ended September 30, 2015, the 1.9% and 18.1% of respective benefits were a result of amending U.S. federal income tax returns from 2004 through 2012 to use foreign tax credits.

SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant realignment costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision maker. These costs are included in Corporate and eliminations.
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

Sales and Operating Income — The three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales:
Color, Additives and Inks	$195.9	$199.9	$(4.0)	(2.0)%	$613.0	$625.8	$(12.8)	(2.0)%
Specialty Engineered Materials	146.2	136.0	10.2	7.5%	430.5	417.6	12.9	3.1%
Designed Structures and Solutions	97.0	112.4	(15.4)	(13.7)%	308.8	343.1	(34.3)	(10.0)%
Performance Products and Solutions	171.3	175.2	(3.9)	(2.2)%	510.3	541.4	(31.1)	(5.7)%
PolyOne Distribution	274.8	259.5	15.3	5.9%	816.2	792.0	24.2	3.1%
Corporate and eliminations	(41.6)	(41.4)	(0.2)	(0.5)%	(126.7)	(118.1)	(8.6)	(7.3)%
Total Sales	$843.6	$841.6	$2.0	0.2%	$2,552.1	$2,601.8	$(49.7)	(1.9)%

Operating income:
Color, Additives and Inks	$31.4	$34.5	$(3.1)	(9.0)%	$104.5	$107.9	$(3.4)	(3.2)%
Specialty Engineered Materials	20.5	20.0	0.5	2.5%	65.3	63.2	2.1	3.3%
Designed Structures and Solutions	(0.5)	4.3	(4.8)	(111.6)%	0.9	12.0	(11.1)	(92.5)%
Performance Products and Solutions	18.0	16.1	1.9	11.8%	59.0	43.9	15.1	34.4%
PolyOne Distribution	18.2	17.6	0.6	3.4%	53.5	52.4	1.1	2.1%
Corporate and eliminations	(16.4)	(23.3)	6.9	29.6%	(59.2)	(59.8)	0.6	1.0%
Total Operating Income	$71.2	$69.2	$2.0	2.9%	$224.0	$219.6	$4.4	2.0%

Operating income as a percentage of sales:
Color, Additives and Inks	16.0%	17.3%	(1.3)	% points	17.0%	17.2%	(0.2)%	% points
Specialty Engineered Materials	14.0%	14.7%	(0.7)	% points	15.2%	15.1%	0.1%	% points
Designed Structures and Solutions	(0.5)%	3.8%	(4.3)	% points	0.3%	3.5%	(3.2)%	% points
Performance Products and Solutions	10.5%	9.2%	1.3	% points	11.6%	8.1%	3.5%	% points
PolyOne Distribution	6.6%	6.8%	(0.2)	% points	6.6%	6.6%	—%	% points
Total	8.4%	8.2%	0.2	% points	8.8%	8.4%	0.4%	% points
Color, Additives and Inks
Sales decreased $4.0 million, or 2.0%, in the third quarter of 2016 compared to the third quarter of 2015. Sales increases of 2.2% due to the Magenta acquisition were offset by unfavorable foreign exchange rate impacts of 1.1%, and sales declines of 1.8% associated with the legacy Spartech business. The remaining decline is a result of lower demand in our European and North American regions within the packaging and oil and gas end markets.
Sales decreased $12.8 million, or 2.0%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Sales increases of 2.2% due to the Magenta acquisition were offset by unfavorable foreign exchange rate impacts of 1.5% and sales declines of 1.8% associated with the legacy Spartech business. The remaining decline is a result of lower demand in our European and North American regions within the packaging and oil and gas end markets.
Operating income declined $3.1 million in the third quarter of 2016 as compared to the third quarter of 2015 primarily due to lower sales in the packaging and oil and gas end markets, as well as a weaker British pound.
Operating income decreased $3.4 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decline is due to lower sales in the packaging and oil and gas end markets, a weaker British pound and increased investment in commercial resources.

Specialty Engineered Materials
Sales increased $10.2 million, or 7.5%, in the third quarter of 2016 compared to the third quarter of 2015. Sales growth from the acquisition of Gordon Composites, Polystrand and certain TPE assets purchased from Kraton, partially offset by volume declines in the personal care market, resulted in a total increase of 4.2%. Additionally, product mix increased sales by 4.3%. These increases were partially offset by an unfavorable foreign exchange rate impact of 1.0%.
Sales increased $12.9 million, or 3.1%, in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Sales growth from the acquisition of Gordon Composites, Polystrand and certain TPE assets purchased from Kraton resulted in a total increase of 2.0%. Additionally, product mix increased sales by 2.1%. These increases were partially offset by an unfavorable foreign exchange rate impact of 1.0%.
Operating income increased $0.5 million in the third quarter of 2016 as compared to the third quarter of 2015 primarily as a result of acquisitions and expanding gross margin driven by improved mix, partially offset by volume declines in the personal care market.
Operating income increased $2.1 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This was primarily due to the increase in operating income of $3.2 million related to acquisitions, which was partially offset by $0.7 million of unfavorable foreign exchange rate impact and volume declines in the personal care market.
Designed Structures and Solutions
Sales decreased $15.4 million, or 13.7%, in the third quarter of 2016 compared to the third quarter of 2015 and $34.3 million, or 10.0%, in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to decreased average selling prices from lower hydrocarbon based raw material costs and lower volumes.
Operating income decreased $4.8 million in the third quarter of 2016 as compared to the third quarter of 2015 and decreased $11.1 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as a result of decreased sales.
Performance Products and Solutions
Sales declined $3.9 million, or 2.2%, in the third quarter of 2016 as compared to the third quarter of 2015 reflecting organic volume growth of 1.3%. This increase was more than offset by reduced overall average selling prices, largely due to lower hydrocarbon based raw material costs.
Sales declined $31.1 million, or 5.7%, in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as volume gains were more than offset by a 6.1% decline related to reduced overall average selling prices, largely due to lower hydrocarbon based raw material costs.
Operating income increased $1.9 million in the third quarter of 2016 as compared to the third quarter of 2015 primarily as a result of organic volume growth and improved mix.
Operating income increased $15.1 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily as a result of expanding gross margin driven by improved mix and organic volume growth.
PolyOne Distribution
In total, sales increased $15.3 million, or 5.9%, in the third quarter of 2016 as compared to the third quarter of 2015 and $24.2 million, or 3.1%, in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Volume growth of 13.9% and 11.8% for the three and nine months ended September 30, 2016, respectively, were partially offset by lower overall average selling prices due to declining hydrocarbon based resin costs.
Operating income increased $0.6 million in the third quarter of 2016 as compared to the third quarter of 2015 as a result of increased sales, partially offset by increased selling and administrative costs resulting from our investment in commercial resources and margin compression from lower overall average selling prices due to declining hydrocarbon based resin costs.

Operating income increased $1.1 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as a result of increased sales, partially offset by increased selling and administrative costs resulting from our investment in commercial resources and margin compression from lower overall average selling prices due to declining hydrocarbon based resin costs.
Corporate and Eliminations
Corporate and eliminations decreased $6.9 million in the third quarter of 2016 as compared to the third quarter of 2015. This improvement was primarily a result of lower restructuring costs of $9.1 million in 2016, which was partially offset by lower insurance reimbursements of previously incurred environmental costs of $2.1 million as compared to 2015.
Corporate and eliminations decreased $0.6 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease was primarily due to lower restructuring charges of $15.3 million. Largely offsetting this decrease were increased acquisition costs of $5.6 million, primarily associated with inventory step up purchase accounting adjustments, employee costs and incentives of $5.1 million and the absence of a $3.6 million reversal of certain tax reserves due to the expiration of statute of limitations that was recognized in the nine months ended September 30, 2015.
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
The following table summarizes our liquidity as of September 30, 2016 and December 31, 2015:

(In millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$212.2	$279.8
Revolving credit availability	384.9	341.9
Liquidity	$597.1	$621.7
As of September 30, 2016, approximately 92% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015.
Operating Activities — In the nine months ended September 30, 2016, net cash provided by operating activities was $126.8 million as compared to net cash provided by operating activities of $128.6 million for the nine months ended September 30, 2015. The decrease in net cash provided by operating activities of $1.8 million is driven by lower earnings, offset by lower interest paid of $7.6 million and increased insurance proceeds of $2.7 million.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the third quarter of 2016 increased to 10.7% compared to 9.6% for the third quarter of 2015. This increase is primarily due to the impact of the recent acquisitions.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2016 of $206.5 million reflects the acquisition of substantially all of the assets of Gordon Holdings for $85.5 million, the acquisition of certain TPE assets purchased from Kraton for $72.8 million as well as $58.0 million of capital expenditures, partially offset by the sale of and proceeds from other assets of $9.8 million.

Net cash used by investing activities during the nine months ended September 30, 2015 of $59.7 million reflects $61.6 million of capital expenditures partially offset by proceeds from the sale of other assets of $1.9 million.
Financing Activities — Net cash provided by financing activities for the nine months ended September 30, 2016 of $13.4 million reflects the increase of $100.0 million to the senior secured term loan due 2022 for the acquisition of substantially all of the assets of Gordon Holdings, offset primarily by $50.7 million of repurchases of our outstanding common shares, $30.1 million of dividends paid and $4.4 million repayment of long-term debt.
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
Debt
As of September 30, 2016, the principal amount of debt totaled $1,275.8 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2016	$14.1
2017	6.1
2018	20.7
2019	6.4
2020	6.4
Thereafter	1,222.1
Aggregate maturities	$1,275.8
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. One percent of the principal amount is payable annually while the remaining balance matures on November 12, 2022. On June 15, 2016, the Company entered into an amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the interest rate was reduced by 25 basis points to 275 basis points plus the greater of (i) the 1-, 2-, 3-, or 6-month LIBOR, at the Company's discretion, or (ii) 75 basis points. In connection with the amendment, the Company recognized $0.4 million of Debt extinguishment costs in our Consolidated Statements of Income. On August 3, 2016, the Company increased the senior secured term loan due 2022 by $100.0 million in connection with the acquisition of substantially all of the assets of Gordon Holdings. The weighted average annual interest rate for the senior secured term loan for the three and nine months ended September 30, 2016 was 3.50% and 3.65%, respectively. The total aggregate principal repayments as of the nine months ended September 30, 2016 was $4.4 million.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility with a maturity date of March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three and nine months ended September 30, 2016 was 4.00% and 3.13%. As of September 30, 2016, we had no outstanding borrowings and had availability of $381.7 million under this facility.

The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2016, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under this credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of September 30, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 2.67%.
Guarantee
On February 28, 2011, we sold our 50% equity interest in SunBelt Chlor Alkali Partnership (SunBelt) to Olin Corporation (Olin). As a result of the sale, Olin assumed our obligations under our guarantee of senior secured notes issued by SunBelt, which are $12.2 million as of September 30, 2016. Unless the guarantee is formally assigned to Olin, we remain obligated under the guarantee, although Olin has agreed to indemnify us for amounts that we may be obligated to pay under the guarantee. The senior secured notes mature in December 2017.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2016, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2015.

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

•
the ability to successfully integrate acquired businesses into our operations, including whether such businesses will be accretive to our earnings, retain the management teams of acquired businesses, and retain relationships with customers of acquired businesses, including, without limitation, substantially all of the assets of Gordon Holdings, certain TPE assets from Kraton, Magenta and Spartech;

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	183,736	$35.47	183,736	9,816,264
August 1 to August 31	134,164	34.05	134,164	9,682,100
September 1 to September 30	—	—	—	9,682,100
Total	317,900	$34.87	317,900
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of September 30, 2016, approximately 9.7 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. EXHIBITS
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 26, 2016	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

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