Form 10-K
period 2016-12-31
POLYONE CORP
filed 2017-02-16
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2016, determined using a per share closing price on that date of $35.24, as quoted on the New York Stock Exchange, was $3.0 billion.
The number of shares of common shares outstanding as of February 1, 2017 was 82,167,364.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2017 Annual Meeting of Shareholders.

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

•
the ability to successfully integrate acquired businesses into our operations, including whether such businesses will be accretive to our earnings, retain the management teams of acquired businesses, and retain relationships with customers of acquired businesses, including, without limitation, SilCoTec, Comptek, substantially all of the assets of Gordon Composites, Polystrand and Gordon Holdings and certain TPE assets from Kraton;

1 POLYONE CORPORATION

•	information systems failures and cyberattacks; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, color and additive systems, plastic sheet and film solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymers and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities in North America, South America, Europe, Asia and Africa. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
PolyOne was formed on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). Geon’s roots date back to 1927 when B.F.Goodrich scientist Waldo Semon produced the first usable vinyl polymer. In 1948, B.F.Goodrich created a vinyl plastic division that was subsequently spun off through a public offering in 1993, creating Geon, a separate publicly-held company. Hanna was formed in 1885 as a privately-held company and became publicly-held in 1927. In the mid-1980s, Hanna began to divest its historic mining and shipping businesses to focus on polymers. Hanna purchased its first polymer company in 1986 and completed its 26th polymer company acquisition in 2000.
PolyOne Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We employ approximately 7,000 people and have 80 manufacturing sites and eight distribution facilities in North America, South America, Europe, Asia and Africa. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2016, we had sales of $3.3 billion, 36% of which were to customers outside the United States.
We use our ability to leverage our polymer and formulation expertise with our operational capabilities, being the essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more essential as our customers need reliable suppliers with global reach and more effective solutions to improve their profitability and competitive advantage. Our goal is to provide our customers with specialized materials and service solutions through our global reach, broad market knowledge, technical expertise, product breadth, efficient manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets are primarily in transportation, packaging, building and construction, industrial, healthcare, consumer, wire and cable, electrical and electronics and appliance.
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

2 POLYONE CORPORATION

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
Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, outdoor high performance, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative uses. In the wire and cable industry, thermoplastics serve to protect by providing electrical insulation, flame resistance, durability, water resistance and color coding to wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles and reinforced polymers are used for various outdoor activities. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
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
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations. The results of operations of SilCoTec will be reported in the Color, Additives and Inks segment.
On November 30, 2016, the Company completed the acquisition of COMPTEK Kunststoffverarbeitung GmbH (Comptek), an innovative producer of colorants, additives and formulations for products that utilize high-temperature and highly engineered thermoplastics. The results of operations of Comptek are reported in the Color, Additives and Inks segment.
On July 26, 2016, the Company completed the acquisition of substantially all of the assets of Gordon Composites, Inc. (Gordon Composites), Polystrand, Inc. (Polystrand) and Gordon Holdings, Inc. (Gordon Holdings). Gordon Composites develops high strength profiles and laminates for use in vertical and crossbow archery, sports and recreation equipment, prosthetics and office furniture systems. Polystrand operates in the advanced area of continuous reinforced thermoplastic composite technology space, a next generation material science that delivers the high strength and lightweight characteristics of composites, further enhanced with the design flexibility to form more complex shapes. The results of operations of the acquired businesses are reported in the Specialty Engineered Materials segment.
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc. (Kraton), to expand its global footprint and expertise in thermoplastic elastomer (TPE)

3 POLYONE CORPORATION

innovation and design. The results of operations of Kraton are reported in the Specialty Engineered Materials segment.
Our segments are further discussed in Note 14, Segment Information.
Color, Additives and Inks
Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with polymer resins, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Asia and Africa.
Specialty Engineered Materials
Specialty Engineered Materials is a leading provider of specialty polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. We also have what we believe is the broadest composite platform of solutions, which include a full range of products from long glass and carbon fiber technology to thermoset and thermoplastic composites. These solutions meet a wide variety of unique customer requirements for light weighting. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, and Asia. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
Designed Structures and Solutions
The Designed Structures and Solutions segment was created on March 13, 2013, as a result of the acquisition of Spartech Corporation (Spartech). PolyOne's Designed Structures and Solutions segment utilizes a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or design and visual aesthetics to meet our customers’ needs. Our offerings also include a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical and consumer markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.
Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials (Geon) and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and extrusion processors located in North America and Asia. The GeonTM brand name carries strong recognition globally. Geon's products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom formulation

4 POLYONE CORPORATION

development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: healthcare, wire and cable, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary formulations for certain applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a capital-efficient way to effectively develop custom products for niche markets by leveraging its extensive process technology expertise, broad manufacturing capabilities and geographic locations.

PolyOne Distribution
The PolyOne Distribution business distributes more than 4,000 grades of engineering and commodity grade resins, including PolyOne-produced solutions, principally to the North American and Asian markets. These products are sold to over 6,500 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 25 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. Recent expansion in Central America and Asia have bolstered PolyOne Distribution's ability to serve the specialized needs of customers globally.
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
Raw Materials
The primary raw materials used by our manufacturing operations are polyolefin and other thermoplastic resins, polyvinyl chloride (PVC) resin, plasticizers, inorganic and organic pigments, all of which we believe are in adequate supply. Oxy Vinyls LP sells PVC to PolyOne under terms of a Resin Purchase Agreement that expires on December 31, 2020. The agreement requires PolyOne to purchase a majority of its annual requirements in North America from Oxy Vinyls LP. This contract provides a year-by-year evergreen renewal provision, unless terminated by either party with a one-year advance notice. We believe this contract assures the availability of adequate amounts of PVC resin. We also believe that the pricing under this contract provides PVC resin to PolyOne at a competitive price. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors”.

5 POLYONE CORPORATION

Patents and Trademarks
We own and maintain a number of patents and trademarks in the United States and other key countries that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents exist for 20 years from filing date, and trademarks have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or cash flows. Nevertheless, we have management processes designed to rigorously protect our inventions and trademarks.
Seasonality and Backlog
Sales of our products and services are seasonal as demand is generally slower in the first and fourth calendar quarters of the year. Because of the nature of our business, we do not believe that our backlog is a meaningful indicator of the level of our present or future business.
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
Significant Customers
No customer accounted for more than 1% of our consolidated revenues in 2016, and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development was $54.5 million in 2016, $53.0 million in 2015 and $53.4 million in 2014.
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
Employees
As of December 31, 2016, we employed approximately 7,000 people. Approximately 4% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.
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

6 POLYONE CORPORATION

process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements.
We are strongly committed to safety as evidenced by our injury incidence rate of 0.74 per 100 full-time workers per year in 2016 and in 2015. The 2015 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 4.3.
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
We incurred environmental expenses, before insurance recoveries, of $8.3 million in 2016, $9.3 million in 2015 and $10.3 million in 2014. Our environmental expense in 2016, 2015 and 2014 related mostly to ongoing remediation projects. In 2016, 2015 and 2014, we recognized gains associated with insurance recoveries of $6.1 million, $3.5 million and $3.7 million, respectively, as reimbursement of previously incurred environmental remediation costs.
We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at certain sites we, or our predecessors, formerly owned or operated. We believe that our potential continuing liability at these sites will not have a material adverse effect on our results of operations, financial position or cash flows. As of December 31, 2016, our reserves totaled $117.3 million, covering probable future environmental expenditures that we can reasonably estimate related to previously contaminated sites. This amount represents our best estimate of probable costs, based upon the information and technology currently available. We continue to pursue available insurance coverage related to these matters and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.
Refer to Note 11, Commitments and Contingencies, for further discussion of our environmental liabilities.
We expect 2017 cash environmental expenditures to approximate $10.0 million.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about our international operations, see Note 14, Segment Information, to the accompanying consolidated financial statements.

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
You may inspect a copy of the reports, proxy statements and other information we file with the SEC, without charge, at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, and you may obtain copies of the reports, proxy statements and other information we file with the SEC, from those offices for a fee. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are available to the public at the SEC’s website at http://www.sec.gov.
Our Internet address is www.polyone.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website (www.polyone.com, select Investors and then SEC Filings) or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. The contents of our website are not part of this Annual Report on Form 10-K, and the reference to our website does not constitute incorporation by reference into this Form 10-K of the information contained at that site.
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

8 POLYONE CORPORATION

casualty insurance, which we believe is of the types and in the amounts that are customary for the industry, may not fully insure us against all potential hazards that are incident to our business or otherwise could occur.
Extensive environmental, health and safety laws and regulations impact our operations and financial statements.
Our operations on, and ownership of, real property are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels (including, but not limited to, the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008). The nature of our business exposes us to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are improperly handled and released. Environmental compliance requirements on us and our vendors may significantly increase the costs of these activities involving raw materials, energy, finished products and wastes. We may incur substantial costs, including fines, criminal or civil sanctions, damages, remediation costs or experience interruptions in our operations for violations of these laws.
Our operations could be adversely affected by various risks inherent in conducting operations worldwide.
Our operations are subject to risks; including, but not limited to, the following:

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
Increased information systems security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks and products.
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
In addition, certain of these agreements require us to comply under certain circumstances with specific financial tests, under which we are required to achieve certain or specific financial and operating results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under such agreements and instruments, which in certain circumstances could be a default under all of these agreements and instruments. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such event, we cannot assure that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt.
Furthermore, certain of these agreements condition our ability to obtain additional borrowing capacity, engage in certain transactions or take certain other actions, on our achievement of certain or specific financial and operating results, although our failure to achieve such results would not result in a default under such agreements. Any future refinancing of the revolving credit facility or other debt may contain similar restrictive covenants.
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

11 POLYONE CORPORATION

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2016, we had goodwill of $677.4 million. For additional information, see Note 3, Goodwill and Intangible Assets, to the accompanying consolidated financial statements. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations and financial condition. Based on our 2016 goodwill impairment test, performed as of October 1, 2016, our Custom Engineered Structures (CES) reporting unit, which is included in our Designed Structures and Solutions segment, was identified as being at risk of future impairment. For additional information, see “Critical Accounting Policies” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

12 POLYONE CORPORATION

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio we operate globally with principal locations consisting of 80 manufacturing sites and eight distribution facilities in North America, South America, Europe, Asia and Africa. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Specialty Engineered Materials	Color, Additives and Inks	PolyOne Distribution	Designed Structures and Solutions
1. Carson, California	1. McHenry, Illinois	1. Glendale, Arizona	1. Rancho Cucamonga,	1. Cape Girardeau,
2. Terre Haute, Indiana	2. Avon Lake, Ohio	2. Kennesaw, Georgia	California	Missouri
3. Louisville, Kentucky	Dyersburg, Tennessee (1)	Suwanee, Georgia (3)	2. Chicago, Illinois	2. Goodyear, Arizona
4. Avon Lake, Ohio	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	3. Eagan, Minnesota	3. Greenville, Ohio
5. Clinton, Tennessee	Seabrook, Texas (1)	4. St. Louis, Missouri	4. Edison, New Jersey	4. Hackensack, New Jersey
6. Dyersburg, Tennessee	4. Gaggenau, Germany	5. Massillon, Ohio	5. Statesville, North	5. La Mirada, California
7. Pasadena, Texas	5. Istanbul, Turkey	6. Norwalk, Ohio	Carolina	6. Manitowoc, Wisconsin
8. Seabrook, Texas	6. Barbastro, Spain	7. North Baltimore, Ohio	6. Elyria, Ohio	7. McMinnville, Oregon
9. Orangeville, Ontario,	7. Melle, Germany	8. Lehigh, Pennsylvania	7. La Porte, Texas	8. Muncie, Indiana
Canada	8. & 9. Suzhou, China (2)	9. Mountain Top,	8. Brampton, Ontario,	9. Newark, New Jersey
10. St. Remi de Napierville,	10. Shenzhen, China	Pennsylvania	Canada	10. Paulding, Ohio
Quebec, Canada	Shanghai, China (3)	10. Vonore, Tennessee	(8 Distribution Facilities)	11. Pleasant Hill, Iowa
11. Dongguan, China	11. Birmingham, Alabama	11. Toluca, Mexico		12. Ripon, Wisconsin
12. Lockport, New York	12. Englewood, Colorado	12. Assesse, Belgium		13. Salisbury, Maryland
13. Ramos Arizpe, Mexico	13. Montrose, Colorado	13. Cergy, France		14. Portage, Wisconsin
(13 Manufacturing Plants)	(13 Manufacturing Plants)	14. Tossiat, France		15. Sheboygan Falls,
		15. Gyor, Hungary		Wisconsin
		16. Milan, Italy		16. Stamford, Connecticut
		17. Kutno, Poland		Maryland Heights,
		18. Pune, India		Missouri (3)
		19. Pamplona, Spain		(16 Manufacturing Plants)
20. Bangkok, Thailand
21. Pudong (Shanghai),
China
22. Jeddah, Saudi Arabia
Shenzhen, China (1)
23. Tianjin, China
24. Novo Hamburgo, Brazil
25. Berea, Ohio
26. Richland Hills, Texas
27. Bethel, Connecticut
28. Barberton, Ohio
29. Knowsley, United
Kingdom
30. Eindhoven, Netherlands
31. Suzhou, China
32. & 33. Shanghai, China (4)
34. Itupeva, Brazil
35. Odkarby, Finland
Manitowoc, Wisconsin (1)
36. Cape Town, South Africa
37. Diez, Germany
38. La Porte, Indiana
(38 Manufacturing Plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	There are two manufacturing plants located at Shanghai, China

13 POLYONE CORPORATION

ITEM 3. LEGAL PROCEEDINGS
Information regarding other legal proceedings can be found in Note 11, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of the Company, their age as of February 16, 2017 and current position with the Company.

Name	Age	Position
Robert M. Patterson	44	Chairman, President and Chief Executive Officer
Bradley C. Richardson	58	Executive Vice President, Chief Financial Officer
Richard N. Altice	52	Senior Vice President, President of Designed Structures and Solutions
Mark D. Crist	58	Senior Vice President, President of Distribution
Michael A. Garratt	53	Senior Vice President, Chief Commercial Officer
Lisa K. Kunkle	48	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	52	Senior Vice President, Global Operations and Process Improvement
Craig M. Nikrant	55	Senior Vice President, President of Specialty Engineered Materials
Joel R. Rathbun	44	Senior Vice President, Mergers & Acquisitions
João José San Martin Neto	56	Senior Vice President, Chief Human Resource Officer
John V. Van Hulle	59	Senior Vice President, President of Color, Additives and Inks
Donald K. Wiseman	49	Senior Vice President, President of Performance Products and Solutions
Robert M. Patterson: Chairman, President and Chief Executive Officer, May 2016 to date. President and Chief Executive Officer, May 2014 to May 2016. Executive Vice President and Chief Operating Officer, March 2012 to May 2014. Executive Vice President and Chief Financial Officer, January 2011 to March 2012. Senior Vice President and Chief Financial Officer, May 2008 to January 2011. Vice President and Treasurer of Novelis, Inc. (an aluminum rolled products manufacturer) from 2007 to May 2008. Vice President, Controller and Chief Accounting Officer of Novelis from 2006 to 2007. Mr. Patterson served as Vice President and Segment Chief Financial Officer, Thermal and Flow Technology Segments of SPX Corporation (a multi-industry manufacturer and developer) from 2005 to 2006 and as Vice President and Chief Financial Officer, Cooling Technologies and Services of SPX from 2004 to 2005.
Bradley C. Richardson: Executive Vice President, Chief Financial Officer, November 2013 to date. Executive Vice President, Chief Financial Officer of Diebold, Incorporated (an integrated self-service delivery manufacturer for the banking industry and security systems) from November 2009 through November 2013. Executive Vice President, Corporate Strategy and Chief Financial Officer at Modine Manufacturing Company (a manufacturer of thermal management systems and components) from 2003 to 2009. Vice President, Performance Management Planning and Control, Chief Financial Officer, Upstream, BP Amoco, London, (a producer of oil, natural gas, and petro chemicals) from 2000 to 2003. Mr. Richardson serves on the Board of Directors of Brady Corporation and is Chair of its Audit Committee.
Richard N. Altice: Senior Vice President, President of Designed Structures and Solutions, May 2015 to date. Vice President, Epoxy Specialties Resins of Hexion Inc. (a global manufacturer of thermoset resins) from June 2013 to May 2015. Operating Partner, Quinpario Partners LLC (a private equity firm specializing in investments in specialty chemical businesses) from September 2012 to June 2013. Mr. Altice served as President & General Manager, Technical Specialties of Solutia Inc. (a global manufacturer of performance materials and specialty chemicals) from October 2011 to September 2012, as Vice President, Business Management of Solutia Inc. from August 2010 to October 2011, as Vice President, Commercial Services of Solutia Inc. from May 2009 to August 2010, as Global Commercial Director, Fluids of Solutia Inc. from October 2008 to May 2009.
Mark D. Crist: Senior Vice President, President of Distribution, June 2014 to date. Vice President, Global Key Accounts and Vice President of Asia January 2012 to May 2014. Global Commercial Director of Geon Performance Materials, June 2008 to December 2011. General Manager, Nalco Chemical Company Europe (a manufacturer of specialty chemicals, services and systems) from April 2006 to March 2008. General Manager, Nalco Chemical Company North America from June 2003 to March 2006.

14 POLYONE CORPORATION

Michael A. Garratt: Senior Vice President, Chief Commercial Officer, April 2016 to date. Senior Vice President, President of Performance Products and Solutions, September 2013 to April 2016. President, Marmon Utility (a manufacturer of medium-high voltage utility, subsea and down-hole power cables and molded insulator systems) from March 2011 to September 2013. Chief Operating Officer, Excel Polymers (a custom thermoset rubber formulator) from November 2009 to December 2010. Vice President and General Manager - Americas Compounding and Performance Additives, Excel Polymers from March 2009 to November 2009. Vice President and General Manager - Industrial and Consumer, Excel Polymers from December 2005 to March 2009. From April 1996 to June 2005, Mr. Garratt worked for DuPont Dow Elastomers, a joint venture of Dupont and Dow (global manufacturers of engineered thermoset rubber and thermoplastic elastomer materials) in market development and product management positions, culminating in a regional commercial leadership role for Europe, the Middle East and Africa.
Lisa K. Kunkle: Senior Vice President, General Counsel and Secretary, May 2015 to date. Vice President, General Counsel and Secretary, August 2007 to May 2015, Assistant General Counsel February 2007 to August 2007. Partner, Jones Day (a global law firm) from January 2006 to February 2007. Associate, Jones Day from August 1995 to January 2006.
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
Craig M. Nikrant: Senior Vice President, President of Specialty Engineered Materials, January 2010 to date. Vice President and General Manager, Specialty Engineered Materials, September 2006 to December 2009. General Manager, Specialty Film & Sheet, General Electric Plastics (a former division of General Electric specializing in supplying plastics) from June 2004 to September 2006. Director, Global Commercial Effectiveness, General Electric Plastics from December 2003 to June 2004. Six Sigma Master Black Belt, General Electric Company Plastics Business from March 2001 to December 2002. General Manager, Commercial Operations, North Central Region, General Electric Plastics from June 1999 to March 2001.
Joel R. Rathbun: Senior Vice President, Mergers and Acquisitions, January 2016 to date. General Manager, Specialty Engineered Material North America, February 2013 to January 2016. Vice President, Mergers and Acquisitions, June 2011 to February 2013. Mr. Rathbun served as Senior Vice President, Mergers and Acquisitions, Moelis & Company (an American global independent investment bank) from January 2008 to June 2011. He also served as Executive Director, Mergers and Acquisitions of CIBC World Markets (an investment bank in the domestic and international equity and debt capital markets) from 2006 to 2008.
João José San Martin Neto: Senior Vice President, Chief Human Resources Officer, November 2016 to date. Senior Director, Human Resources, Color, Additives and Inks, February 2013 to November 2016. Group Global Director, Human Resources, Engineered Products and Solutions from November 2012 to February 2013. Vice President Human Resources, Alcoa Power and Propulsion (a business unit of Alcoa Inc. specializing in titanium and aluminum castings) from May 2009 to October 2012. Vice President Human Resources, Alcoa Electrical & Electronic Solutions (a business unit of Alcoa Inc. specializing in the design, development and production of electrical and electronic distribution systems) from August 2003 to April 2009.
John V. Van Hulle: Senior Vice President, President of Color, Additives and Inks, January 2010 to date. Senior Vice President and General Manager, Specialty Color, Additives and Inks, July 2006 to January 2010. President and Chief Executive Officer — ChemDesign Corporation (a custom chemical manufacturer) from December 2001 to July 2006. President, Specialty & Fine Chemicals — Cambrex Corporation (a specialty chemical and pharmaceutical business) from August 1994 to November 2000.
Donald K. Wiseman: Senior Vice President, President of Performance Products and Solutions, April 2016 to date. General Manager of Geon Performance Materials, September 2015 to April 2016. Prior to PolyOne, he worked at Johns Manville (a manufacturer of insulation, roofing materials and engineered products), where he had responsibility for its Performance Materials business from December 2013 to September 2015. Managing Director, Cabot Microelectronics Corporation (a provider of chemical mechanical planarization solutions) from June 2012 to December 2013. Global Business Director, Cabot Microelectronics Corporation from June 2007 to June 2012. Vice President of Operations, Michelman (a manufacturer of advanced materials used in coatings, printing & packaging and industrial markets) from May 2005 to June 2007. Global Business Director, Americhem (a global manufacturer specializing in custom color and additive solutions) from June 1994 to June 2005.

15 POLYONE CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2016 Quarters				2015 Quarters
Common share price:	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$34.68	$38.34	$38.41	$31.30	$36.24	$39.89	$41.20	$40.72
Low	$28.77	$31.25	$29.74	$22.35	$28.97	$29.09	$36.33	$34.41
As of February 1, 2017, there were 2,010 holders of record of our common shares.
The following table presents quarterly dividends declared per common share for the fiscal year ended December 31, 2016 and 2015:

Quarter Ended:	2016	2015
March 31,	$0.120	$0.100
June 30,	0.120	0.100
September 30,	0.120	0.100
December 31,	0.135	0.120
Total	$0.495	$0.420
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated. For the full year 2016, we repurchased 3.0 million shares at a weighted average share price of $28.91.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	593,767	$29.43	593,767	9,088,333
November 1 to November 30	526,795	29.55	526,795	8,561,538
December 1 to December 31	75,000	33.27	75,000	8,486,538
Total	1,195,562	$29.75	1,195,562

(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of December 31, 2016, approximately 8.5 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

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

(In millions, except per share data)	2016	2015	2014	2013	2012
Sales	$3,339.8	$3,377.6	$3,835.5	$3,771.2	$2,860.8
Operating income	281.9	250.9	155.1	231.5	137.5
Net income from continuing operations	165.0	144.7	77.2	92.9	53.2
Net income from continuing operations attributable to PolyOne shareholders	165.2	144.6	78.0	94.0	53.3

Cash dividends declared per common share	$0.495	$0.420	$0.340	$0.260	$0.200

Earnings per share from continuing operations attributable to PolyOne shareholders:
Basic	$1.97	$1.65	$0.85	$0.98	$0.60
Diluted	$1.95	$1.63	$0.83	$0.97	$0.59

Total assets	$2,723.3	$2,595.1	$2,666.3	$2,896.6	$2,102.0
Long-term debt	$1,239.8	$1,128.0	$948.9	$961.1	$686.5

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
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, color and additive systems, plastic sheet and packaging solutions and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2016 sales of $3.3 billion, we have manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We currently employ approximately 7,000 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers).
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
Key Challenges
Our business faces macroeconomic exposures resulting from economic downturns, especially as it relates to cyclical markets such as building and construction, automotive and industrial. In addition, with 55% and 49% of our respective Color, Additives and Inks and Specialty Engineered Materials segments' sales outside the United States, we experience volatility related to foreign currency fluctuations, most significantly the Euro. Increasing profitability during periods of raw material price volatility is another challenge. Further, we strive to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.
Strategy and Key Trends
To address these challenges and achieve our vision, we have implemented a strategy with four core components: specialization, globalization, operational excellence and commercial excellence. Specialization differentiates us through products, services, technology and solutions that add value. Globalization allows us to service our customers with consistency wherever their operations might be around the world. Operational excellence empowers us to respond to the voice of the customer while focusing on continuous improvement. Commercial excellence enables us to deliver value to customers by supporting their growth and profitability with superior customer service.
As part of our Platinum Vision for 2020, we have established margin improvement targets for all businesses. In the short term, we will maintain our focus on sales growth with expanding margins, with a goal of offsetting weaker foreign currencies and raw material volatility. Longer term, we will continue to focus on accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit. Capital expenditures will be focused primarily to support sales growth, investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core

18 POLYONE CORPORATION

platforms. These actions will ensure that we continue to invest in capabilities that advance the pace of our transformation and continue to support growth in key markets and product offerings.
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
Recent Developments
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations. The results of operations of SilCoTec will be reported in the Color, Additives and Inks segment.
On November 30, 2016, the Company completed the acquisition of COMPTEK Kunststoffverarbeitung GmbH (Comptek), an innovative producer of colorants, additives and formulations for products that utilize high-temperature and highly engineered thermoplastics. The results of operations of Comptek are reported in the Color, Additives and Inks segment.
On July 26, 2016, the Company completed the acquisition of substantially all of the assets of Gordon Composites, Inc. (Gordon Composites), Polystrand, Inc. (Polystrand) and Gordon Holdings, Inc. (Gordon Holdings). Gordon Composites develops high strength profiles and laminates for use in vertical and crossbow archery, sports and recreation equipment, prosthetics and office furniture systems. Polystrand operates in the advanced area of continuous reinforced thermoplastic composite technology space, a next generation material science that delivers the high strength and lightweight characteristics of composites, further enhanced with the design flexibility to form more complex shapes. The results of operations of the acquired businesses are reported in the Specialty Engineered Materials segment.
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc. (Kraton), to expand its global footprint and expertise in thermoplastic elastomer (TPE) innovation and design. The results of operations of Kraton are reported in the Specialty Engineered Materials segment.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations net of income taxes, net income from continuing operations attributable to PolyOne common shareholders, liquidity and total debt is included in the following table:

(In millions)	2016	2015	2014
Sales	$3,339.8	$3,377.6	$3,835.5
Operating income	281.9	250.9	155.1
Net income from continuing operations	165.0	144.7	77.2
Net income from continuing operations attributable to PolyOne common shareholders	165.2	144.6	78.0

Liquidity	$612.9	$621.7	$475.0
Long-term debt	$1,239.8	$1,128.0	$948.9

19 POLYONE CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2016 versus 2015		2015 versus 2014
(Dollars in millions, except per share data)	2016	2015	2014	Change	% Change	Change	% Change
Sales	$3,339.8	$3,377.6	$3,835.5	$(37.8)	(1.1)%	$(457.9)	(11.9)%
Cost of sales	2,633.6	2,696.1	3,127.6	62.5	2.3%	431.5	13.8%
Gross margin	706.2	681.5	707.9	24.7	3.6%	(26.4)	(3.7)%
Selling and administrative expense	424.3	430.6	552.8	6.3	1.5%	122.2	22.1%
Operating income	281.9	250.9	155.1	31.0	12.4%	95.8	61.8%
Interest expense, net	(59.8)	(64.1)	(62.2)	4.3	6.7%	(1.9)	(3.1)%
Debt extinguishment costs	(0.4)	(16.4)	—	16.0	97.6%	(16.4)	(100.0)%
Other income (expense), net	0.6	(2.7)	(4.5)	3.3	122.2%	1.8	40.0%
Income from continuing operations, before income taxes	222.3	167.7	88.4	54.6	32.6%	79.3	89.7%
Income tax expense	(57.3)	(23.0)	(11.2)	(34.3)	(149.1)%	(11.8)	(105.4)%
Net income from continuing operations	$165.0	$144.7	$77.2	$20.3	14.0%	$67.5	87.4%
Income from discontinued operations, net of income taxes	—	—	1.2	—	—%	(1.2)	(100.0)%
Net income	165.0	144.7	78.4	20.3	14.0%	66.3	84.6%
Net loss (income) attributable to noncontrolling interests	0.2	(0.1)	0.8	0.3	300.0%	(0.9)	(112.5)%
Net income attributable to PolyOne common shareholders	$165.2	$144.6	$79.2	$20.6	14.2%	$65.4	82.6%

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$1.97	$1.65	$0.85
Discontinued operations	—	—	0.01
Total	$1.97	$1.65	$0.86

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$1.95	$1.63	$0.83
Discontinued operations	—	—	0.02
Total	$1.95	$1.63	$0.85

Sales
Sales decreased $37.8 million, or 1.1%, in 2016 compared to 2015. Growth within the industrial and consumer markets positively impacted sales by 3.8%, while acquisitions increased sales by 2.0%. Declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions, PolyOne Distribution and Designed Structures and Solutions segments, reduced sales by 3.1% and unfavorable foreign exchange impacted sales 0.8%. The remaining decrease is primarily due to volume declines largely associated with legacy Spartech business.
Sales decreased $457.9 million, or 11.9%, in 2015 compared to 2014. Sales decreased 6.0% as lower volume associated with the ongoing integration of the legacy Spartech businesses more than offset new business gains in smaller, niche specialty applications. Sales further declined 2.3% as a result of unfavorable foreign exchange rates and 4.5% due to declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions and PolyOne Distribution segments. Partially offsetting these items were acquisitions, which increased sales 0.9%.
Cost of sales
As a percent of sales, cost of sales decreased from 79.8% in 2015 to 78.9% in 2016 primarily due to lower restructuring charges of $20.0 million.
As a percent of sales, cost of sales decreased from 81.5% in 2014 to 79.8% in 2015. This is primarily a result of improved mix within the Color, Additives and Inks and Specialty Engineered Materials specialty segments and $27.0 million in lower restructuring charges in 2015.

20 POLYONE CORPORATION

Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2016 decreased $6.3 million, primarily related to an $18.7 million reduction in our pension mark-to-market adjustment. The favorable impact of the mark-to-market adjustment in 2016 was a result of actual asset returns exceeding our assumed rate of return and the use of updated mortality tables, partially offset by a decrease in interest rates. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. Offsetting this decrease were selling and administrative expenses associated with acquired businesses of $6.7 million and an increase in employee costs, including incentives, of $7.0 million.
Selling and administrative expense in 2015 decreased $122.2 million, primarily related to lower restructuring charges of $25.2 million, lower compensation costs of $32.4 million, a $16.6 million reduction due to foreign currency, primarily driven by the weaker Euro, and a $43.9 million reduction in the pension mark-to-market adjustment. The 2015 adjustment was a result of actual asset returns that were lower than our assumed rate of return partially offset by the impact of increased discount rates. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. The remaining decrease is primarily due to an improved cost structure as a result of restructuring actions.
Interest expense, net
Interest expense, net decreased $4.3 million in 2016 compared to 2015 due to the refinancing of higher interest-bearing debt during the fourth quarter of 2015.
Interest expense, net increased $1.9 million in 2015 compared to 2014 due to increased borrowings on our revolving credit facility during 2015 as compared to 2014.
Debt extinguishment costs
Debt extinguishment costs of $0.4 million for 2016 includes the write-off of unamortized deferred financing costs and premium and consent payments in connection with the amendment of the senior secured term loan due 2022 that reduced the margin by 25 basis points.
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
A reconciliation of the U.S. federal statutory tax rate to the consolidated effective income tax rate along with a description of significant or unusual reconciling items is included below.

	2016	2015	2014
Income tax expense at 35%	35.0%	35.0%	35.0%
Foreign tax rate differential	(5.2)	(5.0)	(5.7)
State and local tax, net	2.1	2.7	2.8
Tax benefits on certain foreign investments	(2.0)	(0.7)	(17.0)
Domestic production activities deduction	(1.6)	(2.0)	(2.5)
Amended prior period tax returns	(1.4)	(18.3)	(2.3)
Uncertain tax positions	(1.3)	0.6	1.0
Permanent tax differences	0.3	1.8	(2.1)
U.S. credit for research activities	(0.5)	(0.7)	(1.2)
Changes in valuation allowances	0.4	0.3	7.8
Settlements	—	—	(3.1)
Effective income tax rate	25.8%	13.7%	12.7%

21 POLYONE CORPORATION

2016
Tax benefits on certain foreign investments decreased the effective tax rate by 2.0% ($4.4 million) primarily related to the dissolution of an entity.
Uncertain tax positions decreased the effective tax rate by 1.3% ($3.0 million) that primarily related to the reversal of an uncertain tax position due to the expiration of the statute of limitations.
2015
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
Our segments are further discussed in Note 14, Segment Information, to the accompanying consolidated financial statements.

22 POLYONE CORPORATION

Sales and Operating Income — 2016 compared with 2015 and 2015 compared with 2014

				2016 versus 2015		2015 versus 2014
(Dollars in millions)	2016	2015	2014	Change	% Change	Change	% Change
Sales:
Color, Additives and Inks	797.7	810.7	850.8	(13.0)	(1.6)%	(40.1)	(4.7)%
Specialty Engineered Materials	565.8	542.8	598.3	23.0	4.2%	(55.5)	(9.3)%
Designed Structures and Solutions	401.7	453.5	617.5	(51.8)	(11.4)%	(164.0)	(26.6)%
Performance Products and Solutions	668.5	694.1	816.6	(25.6)	(3.7)%	(122.5)	(15.0)%
PolyOne Distribution	1,071.0	1,034.1	1,114.4	36.9	3.6%	(80.3)	(7.2)%
Corporate and eliminations	(164.9)	(157.6)	(162.1)	(7.3)	(4.6)%	4.5	2.8%
Sales	$3,339.8	$3,377.6	$3,835.5	$(37.8)	(1.1)%	$(457.9)	(11.9)%

Operating income:
Color, Additives and Inks	127.5	135.4	124.9	(7.9)	(5.8)%	10.5	8.4%
Specialty Engineered Materials	81.1	79.6	72.4	1.5	1.9%	7.2	9.9%
Designed Structures and Solutions	(3.8)	13.8	45.1	(17.6)	(127.5)%	(31.3)	(69.4)%
Performance Products and Solutions	74.4	57.4	63.1	17.0	29.6%	(5.7)	(9.0)%
PolyOne Distribution	68.2	68.0	68.2	0.2	0.3%	(0.2)	(0.3)%
Corporate and eliminations	(65.5)	(103.3)	(218.6)	37.8	36.6%	115.3	52.7%
Operating income	$281.9	$250.9	$155.1	$31.0	12.4%	$95.8	61.8%

Operating income as a percentage of sales:
Color, Additives and Inks	16.0%	16.7%	14.7%	(0.7)% points		2.0% points
Specialty Engineered Materials	14.3%	14.7%	12.1%	(0.4)% points		2.6% points
Designed Structures and Solutions	(0.9)%	3.0%	7.3%	(3.9)% points		(4.3)% points
Performance Products and Solutions	11.1%	8.3%	7.7%	2.8% points		0.6% points
PolyOne Distribution	6.4%	6.6%	6.1%	(0.2)% points		0.5% points
Total	8.4%	7.4%	4.0%	1.0% points		3.4% points

Color, Additives and Inks
Sales decreased $13.0 million, or 1.6%, in 2016 compared to 2015. Sales increases of 2.2% from acquisitions were offset by unfavorable foreign exchange rate impacts of 1.5% and sales declines of 1.6% associated with legacy Spartech business. The remaining decline is a result of lower demand within the oil and gas and packaging end markets.
Operating income decreased $7.9 million in 2016 compared to 2015. An operating income increase of $2.8 million associated with acquisitions was more than offset by the unfavorable exchange rate impacts of $1.0 million, unfavorable product mix and the decline in sales noted above.
Sales decreased $40.1 million, or 4.7%, in 2015 compared to 2014 primarily due to unfavorable foreign exchange rate impact of 6.7% and 2.3% related to lower volume from the legacy Spartech business offsetting smaller, specialty niche application wins. Partially offsetting these decreases were sales increases of 4.1% due to acquisitions.
Operating income increased $10.5 million in 2015 compared to 2014. This increase was driven primarily by improved mix of $14.6 million, $3.0 million due to acquisitions and $2.7 million as a result of an improved cost structure primarily due to restructuring actions. Restructuring savings were largely a result of the closure of a manufacturing plant in Europe. Partially offsetting these increases was an unfavorable foreign exchange rate impact of $8.9 million.
Specialty Engineered Materials
Sales increased $23.0 million, or 4.2%, in 2016 compared to 2015. Sales increased 9.0% due to acquisitions, partially offset by unfavorable product mix of 3.7% primarily resulting from a decline in oil and gas applications, and an unfavorable foreign exchange rate impact of 1.1%.
Operating income increased $1.5 million in 2016 compared to 2015. This was primarily due to the increase in operating income of $4.8 million related to acquisitions, which was partially offset by $1.0 million of unfavorable foreign exchange rate impact and the unfavorable product mix noted above.

23 POLYONE CORPORATION

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
Total cost savings achieved in 2015 for the Spartech realignment and Brazil restructuring actions were in-line with our expectations. These actions did not have a material impact to the Specialty Engineered Materials segment in 2016.
Designed Structures and Solutions
Sales decreased $51.8 million, or 11.4%, in 2016 compared to 2015 primarily due to lower volumes and decreased average selling prices from lower hydrocarbon based raw material costs.
Operating income decreased $17.6 million in 2016 compared to 2015. This decline was primarily due to lower sales and unfavorable mix impacting operating income by $22.6 million. This was partially offset by $2.8 million in benefits realized from the 2015 restructuring actions and $2.1 million in lower compensation costs and discretionary spending.
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
In 2015, PolyOne determined it would close two manufacturing facilities within the Designed Structures and Solutions segment to right size operations as a result of declining operating results and near term outlook. See further discussion of this restructuring action in Note 4, Employee Separation and Restructuring Costs.
Performance Products and Solutions
Sales decreased $25.6 million, or 3.7%, in 2016 compared to 2015 as volume growth of 7.0% was more than offset by a 5.6% decline related to reduced overall average selling prices, largely due to lower hydrocarbon based raw material costs and a 4.9% decline resulting from lower volume related to legacy Spartech business.
Operating income increased $17.0 million in 2016 compared to 2015 primarily as a result of expanding gross margin driven by improved mix and volume growth.
Sales decreased $122.5 million, or 15.0%, in 2015 compared to 2014. Sales declined 10.8% as a result of lower volume related to legacy Spartech business along with customer destocking in the first quarter of 2015. The remaining decrease in sales of 4.2% is a result of declining hydrocarbon based raw material costs that led to reduced overall average selling prices.
Operating income decreased $5.7 million in 2015 compared to 2014. Lower volume related to legacy Spartech business reduced operating income by $13.2 million. Benefits realized of $6.3 million related to the 2013 Spartech restructuring actions partially offset this decrease.
The cost savings achieved from the restructuring actions noted above were in-line with our expectations. These actions did not have a material impact to the Performance Products and Solutions segment in 2016.
PolyOne Distribution
Sales increased $36.9 million, or 3.6%, in 2016 compared to 2015. Volume growth of 11.1% was partially offset by lower overall average selling prices due to declining hydrocarbon based resin costs.
Operating income increased $0.2 million in 2016 compared to 2015 as a result of increased sales, offset by increased selling and administrative costs from our investment in commercial resources and margin compression from lower overall average selling prices due to declining hydrocarbon based resin costs.
Sales decreased $80.3 million, or 7.2%, in 2015 compared to 2014 primarily due to declining hydrocarbon based raw material costs that led to lower overall average selling prices.

24 POLYONE CORPORATION

Operating income decreased $0.2 million in 2015 compared to 2014 as a result of the decline in sales and higher selling and administrative costs resulting from an investment in commercial resources.
Corporate and Eliminations
Corporate and eliminations decreased $37.8 million in 2016 compared to 2015. This decrease was largely due to $22.9 million of lower restructuring charges associated with our various actions that have been completed prior to or are substantially complete in 2016 and a $20.0 million lower mark-to-market adjustment in 2016 as compared to 2015. The 2016 mark-to-market adjustment was a result of actual asset returns exceeding our assumed rate of return and the use of updated mortality tables, partially offset by a decrease in interest rates. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. Offsetting these decreases was an increase associated with acquisition related costs of $5.5 million.
Corporate and eliminations decreased $115.3 million in 2015 as compared to 2014. This decrease was largely due to $52.2 million of lower restructuring charges primarily associated with our 2013 and 2014 actions that were completed or are substantially complete in 2015 and a $44.9 million lower mark-to-market adjustment in 2015 as compared to 2014. The 2015 adjustment was a result of actual asset returns that were lower than our assumed rate of return partially offset by the impact of increased interest rates. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. The remaining decrease was primarily due to lower compensation costs.
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
The following table summarizes our liquidity as of December 31, 2016:

(In millions)
Cash and cash equivalents	$226.7
Revolving credit availability	386.2
Liquidity	$612.9
As of December 31, 2016, 83% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as indefinitely reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of indefinite reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, due to the complexities associated with this hypothetical calculation and the Company’s indefinite reinvestment policy. As of December 31, 2016, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $336.9 million, for which no deferred tax liability has been provided.
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
Expected sources of cash in 2017 include cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2017 include interest payments, cash taxes, contributions to our pension plans, dividend payments, share repurchases, environmental remediation costs and capital expenditures. Capital expenditures are currently estimated to be $90.0 to $95.0 million in 2017, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.

25 POLYONE CORPORATION

Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2016	2015	2014
Cash provided by (used by):
Operating Activities	$221.3	$227.2	$208.4
Investing Activities	(235.4)	(106.5)	(111.8)
Financing Activities	(34.0)	(70.4)	(218.4)
Effect of exchange rate on cash	(5.0)	(9.1)	(4.8)
Net (decrease) increase in cash and cash equivalents	$(53.1)	$41.2	$(126.6)
Operating activities
In 2016, net cash provided by operating activities was $221.3 million as compared to $227.2 million in 2015. The decrease in net cash provided by operating activities of $5.9 million is primarily driven by working capital changes of $60.1 million between 2016 and 2015. Reduced sales in 2015 compared to 2014 resulted in a reduction in working capital of $55.7 million in 2015 compared to a slight build in working capital of $4.4 million in 2016. This change in working capital was partially offset by lower incentive payments of $22.0 million, higher earnings of $20.3 million and lower payroll payments of $12.3 million primarily as a result of payment timing.
Working capital as a percentage of sales, which we define as the average thirteen months of accounts receivable, plus inventory, less accounts payable, divided by full year sales, increased to 10.4% at December 31, 2016 from 9.7% at December 31, 2015. This increase is primarily due to the impact of recent acquisitions.
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
Investing Activities
Net cash used by investing activities during 2016 of $235.4 million reflects capital expenditures of $84.2 million and acquisitions of $164.2 million, partially offset by the sale of and proceeds from other assets of $13.0 million.
Net cash used by investing activities during 2015 of $106.5 million reflects capital expenditures of $91.2 million and acquisitions of $18.3 million, partially offset by the sale of and proceeds from other assets of $3.0 million.
Net cash used by investing activities during 2014 of $111.8 million primarily reflects capital expenditures of $92.8 million and acquisitions of $47.2 million. These uses were partially offset by the third and final earn-out payment from the 2011 sale of our equity investment in SunBelt of $26.8 million and the sale of and proceeds from other assets of $1.4 million.
Financing Activities
Net cash used by financing activities in 2016 primarily reflects repurchases of $86.2 million of our outstanding common shares, cash dividends paid of $40.2 million and $6.0 million repayment of long-term debt. Partially offsetting these cash outflows was the increase of $100.0 million to the senior secured term loan due 2022 primarily used to fund acquisitions.
Net cash used in financing activities in 2015 primarily reflects repayment of long-term debt totaling $365.3 million, a $45.5 million net payment under existing credit facilities, repurchases of $156.1 million of our outstanding common shares and cash dividends paid of $35.7 million. Partially offsetting these cash outflows was $547.3 million of proceeds from our senior secured term loan.
Net cash used in financing activities in 2014 reflects repurchases of $233.2 million of our outstanding common shares, cash dividends paid of $29.9 million and the repayment of long-term debt of $8.0 million. These cash outflows more than offset the tax benefit of $6.9 million related to the exercise of employee equity awards and a $45.8 million net draw under existing credit facilities.

26 POLYONE CORPORATION

Total Debt
The following table summarizes debt as presented at December 31, 2016 and 2015.

(In millions)	December 31, 2016	December 31, 2015
Senior term loan due 2022	$635.3	$541.4
5.250% senior notes due 2023	592.9	591.7
Other debt (1)	30.1	13.5
Total debt	$1,258.3	$1,146.6
Less short-term and current portion of long-term debt	18.5	18.6
Long-term debt	$1,239.8	$1,128.0

(1)	Other debt includes capital lease obligations of $17.8 million and $0.4 million as of December 31, 2016 and 2015, respectively.
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. On June 15, 2016, the Company entered into an amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 275 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 275 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points or (ii) a margin rate of 175 basis points plus a Prime rate, subject to a floor of 175 basis points. In connection with the amendment, the Company recognized $0.4 million of Debt extinguishment costs in our Consolidated Statements of Income. On August 3, 2016, the Company increased the senior secured term loan due 2022 by $100.0 million in connection with the acquisition of substantially all of the assets of Gordon Composites, Polystrand and Gordon Holdings. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on November 12, 2022. The total aggregate principal repayments as of December 31, 2016 was $6.0 million. The weighted average annual interest rate for the senior secured term loan for the years ended December 31, 2016 and 2015 was 3.61% and 3.75%, respectively.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility, which matures on March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the U.S. or Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the year ended December 31, 2016 and 2015 were 3.15% and 2.46%, respectively. As of December 31, 2016 and 2015, we had no borrowings under our revolving credit facility, which had availability of $382.7 million and $338.7 million, respectively.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2016, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.3 million with an interest rate of 2.84%. As of December 31, 2015, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 1.78%. As of December 31, 2016 and 2015, there was remaining availability on the credit line of $3.5 million and $3.2 million, respectively.

27 POLYONE CORPORATION

For additional information about our debt obligations, see Note 5, Financing Arrangements, to the accompanying consolidated financial statements.
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
Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $11.1 million of which was used at December 31, 2016. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2016:

	Payment Due by Period
(In millions)	Total	2017	2018 & 2019	2020 & 2021	Thereafter
Total debt (1)	$1,274.1	$18.5	$27.6	$13.4	$1,214.6
Operating leases	77.2	20.0	26.7	15.8	14.7
Interest on long-term debt obligations (2)	338.8	55.9	108.1	107.2	67.6
Pension and post-retirement obligations (3)	54.1	5.7	11.1	12.2	25.1
Purchase obligations (4)	18.7	13.3	5.3	0.1	—
Total	$1,762.9	$113.4	$178.8	$148.7	$1,322.0

(1)	Total debt includes both the current and long-term portions of debt and capital lease obligations.

(2)	Represents estimated contractual interest payments for all outstanding debt.

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

The table excludes the liability for unrecognized income tax benefits, since we cannot predict with reasonable certainty the timing of cash settlements, if any, with the respective taxing authorities. At December 31, 2016, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $11.2 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

28 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Environmental Liabilities
•    Based upon our estimates, we have an undiscounted accrual of $117.3 million at December 31, 2016 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. As of December 31, 2016, we have not accrued for costs of remediation to the lower Passaic River as we are unable to estimate a liability, if any, related to this matter. In some cases, the Company recovers a portion of the costs relating to these obligations from insurers or other third parties; however, the Company records such amounts only when they are collected.

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

•    As we progress through certain benchmarks such as completion of the remedial investigation and feasibility study, issuance of a record of decision and remedial design, additional information will become available that may require an adjustment to our existing reserves.

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2016, we recognized an $8.4 million gain as a result of the recognition of these actuarial gains, which favorably impacted net income, comprehensive income and the funded status of our pension plans. This gain was mainly driven by higher than expected asset returns and updated mortality assumptions.

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

•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 6.87% for 2016, 6.87% for 2015 and 6.86% for 2014.

•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2016, we adopted the MP-2016 mortality improvement scale which was issued by the Society of Actuaries in October 2016.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2016 and 2015 were 3.97% and 4.10%, respectively, post-retirement liabilities were 4.04% and 4.12%, respectively. As of December 31, 2016, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $22.9 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2016 would result in a change of approximately $1.6 million in the 2017 net periodic benefit cost.

•    The expected long-term return on plan assets utilized as of January 1, 2016 and 2015 was 6.87%. An increase/decrease in our expected long-term return on plan assets of one percent would result in a change of approximately $4.6 million to 2017 net periodic benefit cost.

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

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. We have provided valuation allowances as of December 31, 2016, aggregating to $19.8 million primarily against certain foreign and state net operating loss carryforwards based on our current assessment of future operating results and other factors. At December 31, 2016, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $11.2 million.

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

•    We have identified our reporting units at the operating segment level, or in most cases, one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.

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

• The fair value of the reporting unit is based on a number of subjective factors including: (a) appropriate consideration of valuation approaches, (b) the consideration of our business outlook for fiscal 2017 and beyond and (c) weighted average cost of capital (discount rate), growth rates and market multiples for our estimated cash flows.

•      Based on our 2016 annual impairment test performed on October 1st, we determined one reporting unit was considered to be at risk of future impairment due to the fair value's close proximity to the carrying value. Weak operating results for the Custom Engineered Structures (CES) reporting unit, included in the Designed Structures and Solutions segment, resulted in the fair value of the reporting unit exceeding the carrying value by 8.0% as of October 1, 2016. Accordingly, we concluded that the goodwill assigned to the CES business was not impaired. Although we believe that the current assumptions and estimates are reasonable, supportable and appropriate, our continued efforts to improve the performance of this business could be impacted by negative or unforeseen changes in market factors, which could impact our existing assumptions used in the impairment test. As such, there can be no assurance that these estimates and assumptions made for the purposes of the goodwill impairment test will prove to be accurate predictions of future performance. The carrying value of our CES reporting unit included goodwill of $108.8 million as of December 31, 2016. We will continue to closely monitor these factors along with the performance of the CES reporting unit.

Indefinite-lived Intangible Assets
•   At December 31, 2016, our Consolidated Balance Sheet reflected $100.3 million of indefinite lived trade name assets, which includes, $33.2 million associated with the trade name acquired as part of the acquisition of GLS Corporation, $63.1 million associated with trade names acquired as part of the ColorMatrix Group Inc. acquisition and $4.0 million associated with the trade name acquired as part of the Gordon Composites acquisition.

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
                                                                                                       •     Based on our 2016 annual impairment test, no trade names were considered at risk.

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
Interest rate exposure — Interest on our revolving credit facility and senior secured term loan is based upon a Prime rate or LIBOR, plus a margin. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2016.
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

32 POLYONE CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

33 POLYONE CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2016.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2016 and found them to be effective.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2016 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 66 of this Annual Report, which concludes that as of December 31, 2016, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ ROBERT M. PATTERSON	/s/ BRADLEY C. RICHARDSON

Robert M. Patterson	Bradley C. Richardson
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

February 16, 2017

34 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PolyOne Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, PolyOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PolyOne Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 16, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 16, 2017

35 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
We have audited the accompanying consolidated balance sheets of PolyOne Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyOne Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PolyOne Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 16, 2017

36 POLYONE CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Sales	$3,339.8	$3,377.6	$3,835.5
Cost of sales	2,633.6	2,696.1	3,127.6
Gross margin	706.2	681.5	707.9
Selling and administrative expense	424.3	430.6	552.8
Operating income	281.9	250.9	155.1
Interest expense, net	(59.8)	(64.1)	(62.2)
Debt extinguishment costs	(0.4)	(16.4)	—
Other income (expense), net	0.6	(2.7)	(4.5)
Income from continuing operations, before income taxes	222.3	167.7	88.4
Income tax expense	(57.3)	(23.0)	(11.2)
Net income from continuing operations	165.0	144.7	77.2
Income from discontinued operations, net of income taxes	—	—	1.2
Net income	165.0	144.7	78.4
Net loss (income) attributable to noncontrolling interests	0.2	(0.1)	0.8
Net income attributable to PolyOne common shareholders	$165.2	$144.6	$79.2

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$1.97	$1.65	$0.85
Discontinued operations	—	—	0.01
Total	$1.97	$1.65	$0.86

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$1.95	$1.63	$0.83
Discontinued operations	—	—	0.02
Total	$1.95	$1.63	$0.85

Cash dividends declared per common share	$0.495	$0.420	$0.340

Weighted-average number of common shares outstanding:
Basic	83.9	87.8	92.3
Diluted	84.6	88.7	93.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 POLYONE CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2016	2015	2014
Net income	$165.0	$144.7	$78.4
Other comprehensive loss:
Translation adjustments	(23.0)	(29.1)	(27.5)
Unrealized gain on available-for-sale securities	0.1	0.1	—
Total other comprehensive loss	(22.9)	(29.0)	(27.5)
Total comprehensive income	142.1	115.7	50.9
Comprehensive loss (income) attributable to noncontrolling interests	0.2	(0.1)	0.8
Comprehensive income attributable to PolyOne common shareholders	$142.3	$115.6	$51.7
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 POLYONE CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$226.7	$279.8
Accounts receivable, net	363.7	347.0
Inventories, net	312.4	287.0
Other current assets	46.7	47.0
Total current assets	949.5	960.8
Property, net	607.7	583.5
Goodwill	677.4	597.7
Intangible assets, net	363.5	344.6
Other non-current assets	125.2	108.5
Total assets	$2,723.3	$2,595.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.5	$18.6
Accounts payable	361.5	351.6
Accrued expenses and other liabilities	129.6	127.9
Total current liabilities	509.6	498.1
Long-term debt	1,239.8	1,128.0
Pension and other post-retirement benefits	63.1	77.5
Deferred income taxes	43.1	33.8
Other non-current liabilities	142.2	152.5
Total non-current liabilities	1,488.2	1,391.8

SHAREHOLDERS' EQUITY
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,157.1	1,155.6
Retained earnings	491.2	367.1
Common shares held in treasury, at cost, 39.6 shares in 2016 and 36.9 shares in 2015	(830.6)	(748.4)
Accumulated other comprehensive loss	(94.2)	(71.3)
Total PolyOne shareholders' equity	724.7	704.2
Noncontrolling interest	0.8	1.0
Total equity	725.5	705.2
Total liabilities and equity	$2,723.3	$2,595.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2016	2015	2014
Operating activities
Net income	$165.0	$144.7	$78.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100.5	98.1	100.8
Accelerated depreciation and fixed asset charges associated with restructuring activities	5.4	17.6	33.0
Deferred income tax expense (benefit)	10.5	(27.4)	(45.2)
Debt extinguishment costs	0.4	16.4	—
Share-based compensation expense	8.4	9.1	14.2
Gain on sale of business	—	—	(1.2)
Changes in assets and liabilities, net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(17.6)	42.6	24.4
Decrease in inventories	0.8	21.4	28.4
Increase (decrease) in accounts payable	12.4	(8.3)	(15.2)
(Decrease) increase in pension and other post-retirement benefits	(43.2)	(24.6)	30.0
Decrease in accrued expenses and other assets and liabilities - net	(21.3)	(62.4)	(39.2)
Net cash provided by operating activities	221.3	227.2	208.4

Investing activities
Capital expenditures	(84.2)	(91.2)	(92.8)
Business acquisitions, net of cash acquired	(164.2)	(18.3)	(47.2)
Sale of and proceeds from other assets	13.0	3.0	28.2
Net cash used by investing activities	(235.4)	(106.5)	(111.8)

Financing activities
Repayment of long-term debt	(6.0)	(365.3)	(8.0)
Premium on early extinguishment of long-term debt	—	(13.4)	—
Net proceeds from long-term debt	100.0	547.3	—
Debt financing costs	(2.0)	(6.0)	—
Borrowings under credit facilities	1,031.9	891.3	168.6
Repayments under credit facilities	(1,032.7)	(936.8)	(122.8)
Purchase of common shares for treasury	(86.2)	(156.1)	(233.2)
Exercise of share awards	1.2	4.3	6.9
Cash dividends paid	(40.2)	(35.7)	(29.9)
Net cash used by financing activities	(34.0)	(70.4)	(218.4)
Effect of exchange rate changes on cash	(5.0)	(9.1)	(4.8)
(Decrease) increase in cash and cash equivalents	(53.1)	41.2	(126.6)
Cash and cash equivalents at beginning of year	279.8	238.6	365.2
Cash and cash equivalents at end of year	$226.7	$279.8	$238.6
The accompanying notes to the consolidated financial statements are an integral part of these statements.

40 POLYONE CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2014	122.2	(27.1)	$1.2	$1,149.8	$211.6	$(371.0)	$(14.8)	$976.8	1.7	$978.5
Net income (loss)					79.2			79.2	(0.8)	78.4
Other comprehensive loss							(27.5)	(27.5)		(27.5)
Cash dividends declared					(31.1)			(31.1)		(31.1)
Repurchase of common shares		(6.3)				(233.2)		(233.2)		(233.2)
Share-based compensation and exercise of awards		0.5		5.6		6.5		12.1		12.1
Balance at December 31, 2014	122.2	(32.9)	$1.2	$1,155.4	$259.7	$(597.7)	$(42.3)	$776.3	$0.9	$777.2
Net income					144.6			144.6	0.1	144.7
Other comprehensive loss							(29.0)	(29.0)		(29.0)
Cash dividends declared					(37.2)			(37.2)		(37.2)
Repurchase of common shares		(4.5)				(156.1)		(156.1)		(156.1)
Share-based compensation and exercise of awards		0.5		0.2		5.4		5.6		5.6
Balance at December 31, 2015	122.2	(36.9)	$1.2	$1,155.6	$367.1	$(748.4)	$(71.3)	$704.2	$1.0	$705.2
Net income (loss)					165.2			165.2	(0.2)	165.0
Other comprehensive loss							(22.9)	(22.9)		(22.9)
Cash dividends declared					(41.1)			(41.1)		(41.1)
Repurchase of common shares		(3.0)				(86.2)		(86.2)		(86.2)
Share-based compensation and exercise of awards		0.3		1.5		4.0		5.5		5.5
Balance at December 31, 2016	122.2	(39.6)	$1.2	$1,157.1	$491.2	$(830.6)	$(94.2)	$724.7	$0.8	$725.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

41 POLYONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, color and additive systems, plastic sheet and packaging solutions, and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Our operations are located primarily in North America, South America, Europe and Asia. Our operations are reported in five reportable segments: Color, Additives and Inks; Specialty Engineered Materials; Designed Structures and Solutions; Performance Products and Solutions; and PolyOne Distribution. See Note 14, Segment Information, for more information.
Accounting Standards Adopted
In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (ASU 2015-07). ASU 2015-07 amended Accounting Standards Codification (ASC) 820, Fair Value Measurements, and removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share. The amendment also limits certain disclosures for investments for which the entity has elected to measure at fair value using the NAV per share. We adopted this standard as of December 31, 2016 and reflected the required retrospective application to the disclosures in Note 10, Employee Benefit Plans.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Auditing Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.
We are analyzing the impact of the standard on our contract portfolio and reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The implementation team is currently assessing the adoption method and impact that ASU 2014-09, along with the subsequent updates and clarifications, will have on our Consolidated Financial Statements. The Company will adopt ASU 2014-09 no later than the required date of January 1, 2018.
In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 300): Simplifying the Measurement of Inventory (ASU 2015-11), which applies to inventory measured using first-in, first out (FIFO) or average cost. This update requires that an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt ASU 2015-11 no later than the required date of January 1, 2017. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company will adopt ASU 2016-02 no later than the required date of January 1, 2019. We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

42 POLYONE CORPORATION

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies the accounting for share-based payment transactions. This update requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively, with certain cumulative effect adjustments. The Company will adopt ASU 2016-09 no later than the required date of January 1, 2017. Upon adoption, we will assess the impact of any share price movement on the income tax expense or benefit recognized, but we do not expect this standard to have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the allowance recorded for trade receivables to be measured by expected loss rather than incurred loss. Expected loss measurement will be based on historical experience, current conditions and reasonable and supportable forecasts. The Company will adopt ASU 2016-13 no later than the required date of January 1, 2020. We do not expect this standard to have a material impact on our Consolidated Financial Statements.
In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. There would be no material impact on our Consolidated Financial Statements from intercompany transactions completed as of December 31, 2016. We will continue to assess the impact of ASU 2016-16 on future transactions and the Company will adopt ASU 2016-16 no later than the required date of January 1, 2018.
In January 2017, the FASB issued Auditing Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit were needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We will adopt this update for any impairment test performed after January 1, 2017 as permitted under the standard.
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
Allowance for Doubtful Accounts
We evaluate the collectability of receivables based on a combination of factors. We regularly analyze significant customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position, we record a specific allowance for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record bad debt allowances for all other customers based on a variety of factors

43 POLYONE CORPORATION

including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. In estimating the allowances, we take into consideration the existence of credit insurance. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be adjusted further. Accounts receivable balances are written off against the allowance for doubtful accounts after a final determination of uncollectability has been made. The allowance for doubtful accounts was $2.6 million and $3.0 million as of December 31, 2016 and 2015, respectively.
Inventories
External purchases of raw materials and finished goods are valued at weighted average cost. Manufactured finished goods are stated at the lower of cost or market using the first-in, first-out (FIFO) method.
Long-lived Assets
Property, plant and equipment is carried at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. During 2016, 2015 and 2014, we depreciated certain assets associated with closing manufacturing locations over a shortened life (through a cease-use date). Software is amortized over periods not exceeding 10 years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We expense repair and maintenance costs as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset.
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
We account for operating and capital leases under the provisions of FASB Accounting Standards Codification (ASC) Topic 840, Leases.
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 20 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2016, 2015 or 2014.
Goodwill and Indefinite Lived Intangible Assets
Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested for impairment at the reporting unit level. Our reporting units have been identified at the operating segment level, or in most cases, one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.
Our annual measurement date for testing impairment of goodwill and indefinite-lived intangibles is October 1. We completed our testing of impairment as of October 1, noting no impairment in 2016, 2015 or 2014. Additionally, as noted within our "Critical Accounting Policies and Estimates" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", our Customer Engineered Services reporting unit, which is included in our Designed Structures and Solutions segment, is at-risk of future impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2017. Refer to Note 16, Fair Value, for further discussion of our approach for assessing the fair value of goodwill.
Litigation Reserves
FASB ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We recognize expense associated with professional fees related to litigation claims and assessments as incurred. Refer to Note 11, Commitments and Contingencies, for further information.

44 POLYONE CORPORATION

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
Pension and Other Post-retirement Plans
We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. Refer to Note 10, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2016, 2015 and 2014 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and other post-retirement benefits	Unrealized gain in available-for-sale securities	Total
Balance at January 1, 2014	$(20.2)	$5.2	$0.2	$(14.8)
Translation adjustments	(27.5)	—	—	(27.5)
Balance at December 31, 2014	(47.7)	5.2	0.2	(42.3)
Translation adjustments	(29.1)	—	—	(29.1)
Unrecognized gain on available-for-sale securities	—	—	0.1	0.1
Balance at December 31, 2015	(76.8)	5.2	0.3	(71.3)
Translation adjustments	(23.0)	—	—	(23.0)
Unrecognized gain on available-for-sale securities	—	—	0.1	0.1
Balance at December 31, 2016	$(99.8)	$5.2	$0.4	$(94.2)
Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments. See Note 16, Fair Value, for further discussion.
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

45 POLYONE CORPORATION

Research and Development Expense
Research and development costs of $54.5 million in 2016, $53.0 million in 2015 and $53.4 million in 2014, are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2016, we had one active share-based employee compensation plan, which is described more fully in Note 13, Share-Based Compensation.
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
Note 2 — BUSINESS COMBINATIONS
2016 Significant Acquisitions
On January 29, 2016, the Company completed the acquisition of certain technologies and assets from Kraton Performance Polymers, Inc. (Kraton), to expand its global footprint and expertise in thermoplastic elastomer (TPE) innovation and design, for approximately $72.8 million. The results of operations of Kraton are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The purchase price allocation for Kraton is final.
On July 26, 2016, the Company completed the acquisition of substantially all of the assets of Gordon Composites, Inc. (Gordon Composites), Polystrand, Inc. (Polystrand) and Gordon Holdings, Inc. (Gordon Holdings). Gordon Composites develops high strength profiles and laminates for use in vertical and crossbow archery, sports and recreation equipment, prosthetics and office furniture systems. Polystrand operates in the advanced area of continuous reinforced thermoplastic composite technology space, a next generation material science that delivers the high strength and lightweight characteristics of composites, further enhanced with the design flexibility to form more complex shapes. The purchase price was $85.5 million and the results of operations of the acquired businesses are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation is subject to change and not yet finalized.
The purchase price allocation for the acquisitions of Gordon Composites, Polystrand and Kraton resulted in goodwill of $74.9 million, $41.3 million in intangible assets, $31.7 million in property, plant and equipment, $27.8 million in inventory and $17.4 million of capital lease obligations. Goodwill, intangible assets and property, plant and equipment recognized as a result of these acquisitions are deductible for tax purposes. Sales and operating income for Gordon Composites, Polystrand and Kraton recognized in the results of operations, subsequent to the acquisition date, were $48.7 million and $4.8 million, respectively, for the year ended December 31, 2016.

46 POLYONE CORPORATION

The fair value of the intangible assets acquired during the year ended December 31, 2016, including their estimated useful lives and valuation methodology are as follows:

(in millions)	Fair Value	Useful Life	Valuation Method
Customer relationships	$17.7	8-20	Multi-period excess earnings
Patents, technology and other	19.6	7-20	Relief-from-royalty; lost income method
Indefinite-lived trade names	4.0	N/A	Relief-from-royalty
Total	$41.3
Note 3 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill.
Goodwill as of December 31, 2016 and 2015, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Goodwill, gross at January 1, 2015	$111.6	$349.8	$144.7	$186.2	$1.6	$793.9
Accumulated impairment losses	(12.2)	(16.1)	—	(175.0)	—	(203.3)
Goodwill, net at January 1, 2015	99.4	333.7	144.7	11.2	1.6	590.6
Acquisitions of businesses	—	8.6	—	—	—	8.6
Currency translation	(1.4)	(0.1)	—	—	—	(1.5)
Balance at December 31, 2015	98.0	342.2	144.7	11.2	1.6	597.7
Acquisitions of businesses	74.9	4.5	—	—	—	79.4
Currency translation	0.6	(0.3)	—	—	—	0.3
Balance at December 31, 2016	$173.5	$346.4	$144.7	$11.2	$1.6	$677.4
At December 31, 2016, PolyOne had $100.3 million of indefinite-lived intangible assets that are not subject to amortization, consisting of a trade name of $33.2 million acquired as part of the acquisition of GLS Corporation (GLS), trade names of $63.1 million acquired as part of the acquisition of ColorMatrix Group, Inc. (ColorMatrix) and a trade name of $4.0 million acquired as part of the acquisition of Gordon Composites.
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$217.1	$(52.2)	$(0.3)	$164.6
Patents, technology and other	156.6	(57.6)	(0.4)	98.6
Indefinite-lived trade names	100.3	—	—	100.3
Total	$474.0	$(109.8)	$(0.7)	$363.5

	As of December 31, 2015
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$199.4	$(42.1)	$—	$157.3
Patents, technology and other	137.0	(45.7)	(0.3)	91.0
Indefinite-lived trade names	96.3	—	—	96.3
Total	$432.7	$(87.8)	$(0.3)	$344.6
Amortization of finite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014 was $22.0 million, $19.9 million and $19.2 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

	2017	2018	2019	2020	2021
Expected amortization expense	$22.9	$22.9	$22.9	$19.5	$18.5

47 POLYONE CORPORATION

Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
Employee separation and restructuring charges recognized in 2016, 2015 and 2014 were as follows:

(In millions)	2016	2015	2014
Cost of goods sold	$7.0	$27.0	$54.0
Selling and administrative expenses	12.0	14.9	40.1
Total employee separation and restructuring charges	$19.0	$41.9	$94.1
These charges are primarily associated with the current Designed Structures and Solutions (DSS) segment and the former Spartech Corporation (Spartech) businesses, which are further detailed below.
In the second half of 2015, PolyOne determined it would close two manufacturing facilities within the DSS segment and take other corporate actions to reduce administrative costs. These actions were taken as a result of Designed Structures and Solutions' declining results and near term outlook. During the years ended December 31, 2016 and 2015, we recognized charges of $10.0 million and $17.1 million, respectively. Total costs for these actions to-date has been $27.1 million, which includes $8.0 million of severance costs, $13.5 million of asset-related charges, including accelerated depreciation of $9.3 million, and $5.6 million of other ongoing costs associated with exiting these plants and transferring equipment. Of the total charges, approximately $13.6 million were cash costs. These actions are substantially complete as of December 31, 2016.
In addition to the actions noted above, we recognized $9.0 million of charges during 2016, primarily related to restructuring actions taken at other North American locations.
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
From the date of the Spartech acquisition to December 31, 2015, the Company incurred $123.4 million of charges in connection with the 2013 Spartech actions. Costs include $47.2 million of asset-related charges, including accelerated depreciation and asset write-offs, and total cash charges of $76.2 million, including $25.9 million for severance and $50.3 million of other associated costs. Of the total cash charges, approximately $64.0 million relates to manufacturing realignment actions initiated by PolyOne. We recognized $19.6 million and $59.7 million related to these actions and incurred $15.9 million and $44.8 million of cash payments during the years ended December 31, 2015 and 2014, respectively. There were no charges related to the Spartech actions during the year ended December 31, 2016 as these actions were complete as of December 31, 2015.

48 POLYONE CORPORATION

Note 5 — FINANCING ARRANGEMENTS
Total debt consisted of the following:

As of December 31, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt
Senior secured term loan due 2022	$644.0	$8.7	$635.3
5.250% senior notes due 2023	600.0	7.1	592.9
Other debt (1)	30.1	—	30.1
Total long-term debt	$1,274.1	$15.8	$1,258.3
Less short-term and current portion of long-term debt	18.5	—	18.5
Total long-term debt, net of current portion	$1,255.6	$15.8	$1,239.8

As of December 31, 2015 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt
Senior secured term loan due 2022	$550.0	$8.6	$541.4
5.250% senior notes due 2023	600.0	8.3	591.7
Other debt (1)	13.5	—	13.5
Total long-term debt	$1,163.5	$16.9	$1,146.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,144.9	$16.9	$1,128.0

(1)	Other debt includes capital lease obligations of $17.8 million and $0.4 million as of December 31, 2016 and 2015, respectively.
On November 12, 2015, PolyOne entered into a senior secured term loan having an aggregate principal amount of $550.0 million. On June 15, 2016, the Company entered into an amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 275 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 275 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points or (ii) a margin rate of 175 basis points plus a Prime rate, subject to a floor of 175 basis points. In connection with the amendment, the Company recognized $0.4 million of Debt extinguishment costs in our Consolidated Statements of Income. On August 3, 2016, the Company increased the senior secured term loan due 2022 by $100.0 million in connection with the acquisition of substantially all of the assets of Gordon Composites, Polystrand and Gordon Holdings. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on November 12, 2022. The total aggregate principal repayments as of December 31, 2016 was $6.0 million. The weighted average annual interest rate for the senior secured term loan for the years ended December 31, 2016 and 2015 was 3.61% and 3.75%, respectively.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
The Company maintains a senior secured revolving credit facility, which matures on March 1, 2018, which provides a maximum borrowing facility size of $400.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. We have the option to increase the availability under the facility to $450.0 million, subject to meeting certain requirements and obtaining commitments for such increase. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the U.S. or Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the year ended December 31, 2016 and 2015 were 3.15% and 2.46%, respectively. As of December 31, 2016 and 2015, we had no borrowings under our revolving credit facility, which had availability of $382.7 million and $338.7 million, respectively.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make

49 POLYONE CORPORATION

investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2016, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.3 million with an interest rate of 2.84%. As of December 31, 2015, letters of credit under the credit line were $0.2 million and borrowings were $12.6 million with an interest rate of 1.78%. As of December 31, 2016 and 2015, there was remaining availability on the credit line of $3.5 million and $3.2 million, respectively.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2017	$18.5
2018	20.9
2019	6.7
2020	6.7
2021	6.7
Thereafter	1,214.6
Aggregate maturities	$1,274.1
Included in Interest expense, net for the years ended December 31, 2016, 2015 and 2014 was interest income of $0.8 million, $1.0 million and $1.1 million, respectively. Total interest paid on debt was $56.3 million in 2016, $65.9 million in 2015 and $59.8 million in 2014.
Note 6 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles, railcars, computers and software under operating leases. Rent expense from continuing operations was $27.0 million in 2016, $27.1 million in 2015 and $30.4 million in 2014.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2016 are as follows:

(In millions)
2017	$20.0
2018	14.8
2019	11.9
2020	9.4
2021	6.4
Thereafter	14.7
Total	$77.2

Note 7 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2016	December 31, 2015
Finished products	$197.4	$172.7
Work in process	5.8	5.0
Raw materials and supplies	109.2	109.3
Inventories, net	$312.4	$287.0

50 POLYONE CORPORATION

Note 8 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2016	December 31, 2015
Land and land improvements (1)	$49.0	$46.9
Buildings (2)	335.5	318.3
Machinery and equipment	1,159.9	1,104.7
Property, gross	1,544.4	1,469.9
Less accumulated depreciation and amortization	(936.7)	(886.4)
Property, net	$607.7	$583.5

(1)
Land and land improvements include properties under capital leases of $1.8 million as of December 31, 2016. As of December 31, 2015, the value of the land and land improvements associated with properties under capital leases was less than $0.1 million.

(2)	Buildings include properties under capital leases of $16.9 million and $0.5 million as of December 31, 2016 and 2015, respectively.
Depreciation expense from continuing operations was $82.0 million in 2016, $84.4 million in 2015 and $104.7 million in 2014. Included in depreciation expense from continuing operations was accelerated depreciation of $3.5 million, $6.2 million and $23.1 million during 2016, 2015 and 2014, respectively, related to restructuring actions.
Note 9 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2016 and 2015 consist of the following:

	Accrued expenses and other liabilities		Other non-current liabilities
	December 31,		December 31,
(In millions)	2016	2015	2016	2015
Employment costs	$76.4	$76.8	$21.7	$21.7
Environmental liabilities	8.8	10.2	108.5	109.7
Accrued taxes	5.5	4.2	—	—
Pension and other post-employment benefits	5.6	5.7	—	—
Accrued interest	12.1	12.1	—	—
Dividends payable	11.3	10.3	—	—
Unrecognized tax benefits	0.2	1.5	9.3	14.2
Other	9.7	7.1	2.7	6.9
Total	$129.6	$127.9	$142.2	$152.5
Note 10 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. We recognized a benefit of $8.4 million in the fourth quarter of 2016 related to the actuarial gain during the year. We recognized a charge of $11.6 million and $56.5 million in the fourth quarter of 2015 and 2014, respectively, related to the actuarial losses during the year.
All U.S. qualified defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.

51 POLYONE CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans.

	Pension Benefits		Health Care Benefits
(In millions)	2016	2015	2016	2015
Change in benefit obligation:
Projected benefit obligation — beginning of year	$527.4	$576.8	$11.8	$16.6
Service cost	1.0	1.7	—	—
Interest cost	20.7	21.3	0.5	0.6
Actuarial gain	(2.0)	(18.3)	(0.6)	(3.6)
Benefits paid	(43.2)	(51.9)	(1.0)	(1.2)
Other	(0.9)	(2.2)	0.1	(0.6)
Projected benefit obligation — end of year	$503.0	$527.4	$10.8	$11.8
Projected salary increases	(1.7)	(1.7)	—	—
Accumulated benefit obligation	$501.3	$525.7	$10.8	$11.8
Change in plan assets:
Plan assets — beginning of year	$456.0	$484.0	$—	$—
Actual return on plan assets	37.1	(1.2)	—	—
Company contributions	24.7	25.8	1.0	1.2
Benefits paid	(43.2)	(51.9)	(1.0)	(1.2)
Other	(0.3)	(0.7)	—	—
Plan assets — end of year	$474.3	$456.0	$—	$—
Unfunded status at end of year	$(28.7)	$(71.4)	$(10.8)	$(11.8)
Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2016	2015	2016	2015
Non-current assets	$29.2	$—	$—	$—
Accrued expenses and other liabilities	$4.4	$4.4	$1.2	$1.3
Other non-current liabilities	$53.5	$67.0	$9.6	$10.5
As of December 31, 2016 and 2015, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2016	2015	2016	2015
Projected benefit obligation	$62.4	$527.4	$10.8	$11.8
Accumulated benefit obligation	$60.7	$525.7	$10.8	$11.8
Fair value of plan assets	$4.5	$456.0	$—	$—
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2016	2015	2016	2015
Discount rate	3.97%	4.10%	4.04%	4.12%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	6.52%	6.69%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2027

52 POLYONE CORPORATION

The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2016.

	Pension Benefits			Health Care Benefits
(In millions)	2016	2015	2014	2016	2015	2014
Components of net periodic benefit costs (gains):
Service cost	$1.0	$1.7	$1.6	$—	$—	$—
Interest cost	20.7	21.3	24.9	0.5	0.6	0.7
Expected return on plan assets	(31.4)	(32.7)	(32.2)	—	—	—
Mark-to-market actuarial net (gains) losses	(7.8)	15.2	55.2	(0.6)	(3.6)	1.3
Net periodic (benefit) cost	$(17.5)	$5.5	$49.5	$(0.1)	$(3.0)	$2.0

In 2016, we recognized an $8.4 million mark-to-market gain that was primarily a result of actual asset returns that were $5.7 million higher than our assumed returns and updated mortality assumptions. Partially offsetting these gains was the decrease in our year end discount rates, from 4.10% to 3.97%.
In 2015, we recognized an $11.6 million mark-to-market charge that was primarily a result of actual asset returns that were $33.9 million lower than our assumed returns. Partially offsetting the lower asset returns was the increase in our year end discount rates, from 3.88% to 4.10%, and updated mortality assumptions.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2016	2015	2014	2016	2015	2014
Discount rate*	4.10%	3.88%	4.83%	4.12%	3.75%	4.38%
Expected long-term return on plan assets*	6.87%	6.87%	6.86%	—%	—%	—%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	6.69%	6.88%	7.02%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2027	2027	2027

*	The mark-to-market component of net periodic costs is determined based on discount rates as of year-end and actual asset returns during the year.
The expected long-term rate of return on pension assets was determined after considering the historical and forward looking long-term asset returns by asset category and the expected investment portfolio mix.
Our pension investment strategy is to diversify the portfolio among asset categories to enhance the portfolio’s risk-adjusted return as well as insulate it from exposure to changes in interest rates. Our asset mix considers the duration of plan liabilities, historical and expected returns of the investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. As the funded status of the plan increases, the asset allocation is adjusted to increase the mix of fixed income investments and match the duration of those investments with the duration of the plan liabilities. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 70% to 80% in fixed income securities and 20% to 30% in equity securities. The plan keeps a minimal amount of cash available to fund benefit payments. These alternative investments may include funds of multiple asset investment strategies and funds of hedge funds.

53 POLYONE CORPORATION

The fair values of pension plan assets at December 31, 2016 and 2015, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2016
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$7.0	$—	$—	$7.0
Other	—	—	4.5	4.5
Total	$7.0	$—	$4.5	11.5

Investments measured at NAV:
Common collective funds:
United States equity				45.5
International equity				37.1
Global equity				27.6
Fixed income				352.6
Total common collective funds				462.8

Total investments at fair value				$474.3
2016 Pension Plan Assets
Other assets are primarily insurance contracts for international plans. The U.S. equity common collective funds are predominately invested in equity securities actively traded in public markets. The international and global equity common collective funds have broadly diversified investments across economic sectors and focus on low volatility, long-term investments. The fixed income common collective funds consist primarily of publicly traded United States fixed interest obligations (principally investment grade bonds and government securities).

	Fair Value of Plan Assets at December 31, 2015
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.6	$—	$—	$3.6
Equities	15.8	—	—	15.8
Registered investment companies:
Non-U.S. equity	38.8	—	—	38.8
United States treasuries	87.3	—	—	87.3
Fixed income securities	137.9	34.9	—	172.8
Other	—	—	4.8	4.8
Total	$283.4	$34.9	$4.8	$323.1

Investments measured at NAV:
Common collective funds:
Short-term investments				$3.4
United States equity				$53.1
Fixed income				$76.4
Total common collective funds				$132.9

Total investments at fair value				$456.0

54 POLYONE CORPORATION

2015 Pension Plan Assets
Equities represent U.S. publicly-traded equity securities of companies, varying in size, with a focus on growth and value. The registered investment company non-US equity funds invest in underlying securities that are actively traded in public, non-US markets. The United States treasuries and fixed income securities consist of publicly traded United States and non-United States fixed interest obligations (principally corporate and government bonds and debentures). Other assets are primarily insurance contracts for international plans. Short-term investments in common collective funds represent cash and other short-term investments. The U.S. equity and fixed income common collective funds are invested in equity and investment grade fixed income securities, respectively, and these securities are actively traded in public markets.
Level 1 assets are valued based on quoted market prices. Level 2 investments are valued based on quoted market prices and/or other market data for the same or comparable instruments and transactions of the underlying fixed income investments. The insurance contracts included in the other asset category are valued at the transacted price. Common collective funds are valued at the net asset value of units held by the fund at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned.
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2017	$39.2	$1.2
2018	38.9	1.1
2019	37.9	1.1
2020	37.8	1.0
2021	38.0	1.0
2022 through 2026	172.4	3.9
We currently estimate that 2017 employer contributions will be $4.4 million to all qualified and non-qualified pension plans and $1.2 million to all healthcare benefit plans.
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
Following are our contributions to the RSP:

(In millions)	2016	2015	2014
Retirement savings match	$10.5	$9.9	$9.7
Retirement benefit contribution	3.9	4.1	4.0
Total contributions	$14.4	$14.0	$13.7
Note 11 — COMMITMENTS AND CONTINGENCIES
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

55 POLYONE CORPORATION

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
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. During the third quarter of 2013, we submitted a remedial investigation report to the United States Environmental Protection Agency (USEPA). The USEPA required certain changes to the remedial investigation report and provided a final report in the third quarter of 2015. Additionally, in the third quarter of 2015, the USEPA assumed responsibility for the completion of the feasibility study. In 2016, the USEPA conducted additional site investigations from which results are still being reviewed. We continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.
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
Based on the currently available information, we have found no evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. Any allocation to Franklin-Burlington, including a final resolution of our de minimis petition or other opportunity for cash-out settlement, or further appropriate legal actions has not been determined. As a result of these uncertainties, we are unable to estimate a liability, if any, related to this matter. As of December 31, 2016, we have not accrued for costs of remediation related to the lower Passaic River.
Our Consolidated Balance Sheet includes accruals totaling $117.3 million and $119.9 million as of December 31, 2016 and 2015, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2016. However, such additional costs, if any, cannot be currently estimated.

56 POLYONE CORPORATION

The following table details the changes in the environmental accrued liabilities:

(In millions)	2016	2015	2014
Balance at beginning of the year	$119.9	$121.1	$125.9
Environmental expenses	8.3	9.3	10.3
Net cash payments	(11.0)	(9.8)	(14.7)
Currency translation and other	0.1	(0.7)	(0.4)
Balance at end of year	$117.3	$119.9	$121.1
Included in Cost of sales in the accompanying Consolidated Statements of Income are insurance recoveries received for previously incurred environmental costs of $6.1 million, $3.5 million and $3.7 million in 2016, 2015 and 2014, respectively. Such insurance recoveries are recognized as a gain when received.
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
Note 12 — INCOME TAXES
Income from continuing operations, before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable.
Income from continuing operations, before income taxes consists of the following:

(In millions)	2016	2015	2014
Domestic	$122.7	$93.8	$53.5
Foreign	99.6	73.9	34.9
Income from continuing operations, before income taxes	$222.3	$167.7	$88.4
A summary of income tax expense (benefit) from continuing operations is as follows:

(In millions)	2016	2015	2014
Current income tax expense:
Domestic	$24.3	$23.8	$39.2
Foreign	22.5	26.6	17.2
Total current income tax expense:	$46.8	$50.4	$56.4
Deferred income tax expense (benefit):
Domestic	$6.0	$(28.6)	$(41.3)
Foreign	4.5	1.2	(3.9)
Total deferred income tax expense (benefit)	$10.5	$(27.4)	$(45.2)
Total income tax expense	$57.3	$23.0	$11.2
A reconciliation of the U.S. federal statutory tax rate to the consolidated effective income tax rate along with a description of significant or unusual reconciling items is included below.

	2016	2015	2014
Income tax expense at 35%	35.0%	35.0%	35.0%
Foreign tax rate differential	(5.2)	(5.0)	(5.7)
State and local tax, net	2.1	2.7	2.8
Tax benefits on certain foreign investments	(2.0)	(0.7)	(17.0)
Domestic production activities deduction	(1.6)	(2.0)	(2.5)
Amended prior period tax returns	(1.4)	(18.3)	(2.3)
Uncertain tax positions	(1.3)	0.6	1.0
Permanent tax differences	0.3	1.8	(2.1)
U.S. credit for research activities	(0.5)	(0.7)	(1.2)
Changes in valuation allowances	0.4	0.3	7.8
Settlements	—	—	(3.1)
Effective income tax rate	25.8%	13.7%	12.7%

57 POLYONE CORPORATION

The effective tax rates for all periods differed from the U.S. federal statutory tax rate as a result of permanent items, state and local income taxes, differences in foreign tax rates and certain unusual items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or unusual items impacting the effective income tax rate are described below.
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
Components of our deferred tax assets (liabilities) as of December 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Deferred tax assets:
Pension and other post-retirement benefits	$12.5	$29.7
Employment costs	34.3	34.7
Environmental reserves	45.1	45.8
Net operating loss carryforwards	28.8	33.3
Foreign tax credit carryforwards	23.0	37.4
Other, net	33.5	22.3
Gross deferred tax assets	$177.2	$203.2
Valuation allowances	(19.8)	(19.3)
Total deferred tax assets, net of valuation allowances	$157.4	$183.9

Deferred tax liabilities:
Property, plant and equipment	$(52.6)	$(60.3)
Goodwill and intangibles	(136.9)	(135.8)
Other, net	(1.8)	(7.2)
Total deferred tax liabilities	$(191.3)	$(203.3)

Net deferred tax liabilities	$(33.9)	$(19.4)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$9.2	$14.4
Non-current deferred income tax liabilities	$(43.1)	$(33.8)
As of December 31, 2016, the Company had $23.0 million of U.S. foreign tax credit carryforwards that expire between 2018 and 2025. The Company plans to utilize all U.S. foreign tax credits prior to the expiration period.
As of December 31, 2016, we had gross state net operating loss carryforwards of $173.2 million that expire between 2017 and 2032. Various foreign subsidiaries have gross net operating loss carryforwards totaling $85.2 million that expire between 2017 and 2036 with limited exceptions that have indefinite carryforward periods. We have provided valuation allowances of $17.5 million against certain foreign and state net operating loss carryforwards that are expected to expire prior to utilization. In addition, we have valuation allowances of $2.3 million against other net deferred tax assets.

58 POLYONE CORPORATION

No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $336.9 million as of December 31, 2016, because our intention is to reinvest indefinitely undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
We made worldwide income tax payments of $50.3 million and received refunds of $2.4 million in 2016. We made worldwide income tax payments of $57.7 million and $70.0 million in 2015 and 2014, respectively, and received refunds of $2.6 million and $4.2 million in 2015 and 2014, respectively. Payments made in 2014 included U.S. federal tax payments related to 2013 U.S. federal income of $9.7 million.
The Company records provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2016	2015	2014
Balance as of January 1,	$12.5	$28.6	$15.2
Increases as a result of positions taken during current year	0.3	0.5	1.2
Increases as a result of positions taken for prior years	1.2	12.6	3.8
Balance related to acquired businesses	—	—	14.2
Reductions for tax positions of prior years	—	—	(2.3)
Decreases as a result of lapse of statute of limitations	(5.4)	(13.1)	—
Decreases relating to settlements with taxing authorities	(0.3)	(15.3)	(2.3)
Other, net	(0.4)	(0.8)	(1.2)
Balance as of December 31	$7.9	$12.5	$28.6
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2016 and 2015, we had $3.3 million and $4.5 million accrued for interest and penalties, respectively.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur up to $0.7 million based on the outcome of tax examinations and the expiration of statutes of limitations.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be a benefit of $5.8 million.
The Company is currently being audited by federal, state and foreign taxing jurisdictions. With the exception of amended tax returns for 2004 to 2012, which are limited in scope to foreign tax credits, we are no longer subject to U.S. federal income tax examinations for periods preceding 2013. With limited exceptions, we are no longer subject to state tax and foreign tax examinations for periods preceding 2012.
Note 13 — SHARE-BASED COMPENSATION
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

59 POLYONE CORPORATION

Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income. A summary of compensation expense by type of award follows:

(In millions)	2016	2015	2014
Stock appreciation rights	$3.6	$4.4	$5.5
Performance shares	—	0.5	0.7
Restricted stock units	4.8	4.2	8.0
Total share-based compensation	$8.4	$9.1	$14.2
Stock Appreciation Rights
During the years ended December 31, 2016, 2015 and 2014, the total number of SARs granted were 0.5 million, 0.3 million and 0.3 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2016, 2015 and 2014 are subject to an appreciation cap of 200% of the base price. Outstanding SARs have contractual terms ranging from seven to ten years from the date of the grant.
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
The following is a summary of the weighted average assumptions related to the grants issued during 2016, 2015 and 2014:

	2016	2015	2014
Expected volatility	41.0%	43.0%	48.0%
Expected dividends	1.92%	1.05%	0.91%
Expected term (in years)	6.7	6.5	6.4
Risk-free rate	1.90%	1.95%	2.94%
Value of SARs granted	$8.29	$13.94	$14.05
A summary of SAR activity for 2016 is presented below:

Stock Appreciation Rights (In millions, except per share data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	1.5	$25.49	6.75	$13.1
Granted	0.5	24.98	—
Exercised	(0.2)	12.35	—
Outstanding as of December 31, 2016	1.8	$25.73	6.68	$14.3
Vested and exercisable as of December 31, 2016	1.0	$21.63	5.21	$11.3
The total intrinsic value of SARs exercised during 2016, 2015 and 2014 was $2.8 million, $9.7 million and $15.0 million, respectively. As of December 31, 2016, there was $2.1 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 22 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2016, 2015 and 2014, the total number of RSUs granted were 0.2 million, 0.1 million and 0.2 million, respectively. These RSUs, which vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.

60 POLYONE CORPORATION

As of December 31, 2016, 0.5 million RSUs remain unvested with a weighted-average grant date fair value of $32.86. Unrecognized compensation cost for RSUs at December 31, 2016 was $5.4 million, which is expected to be recognized over the weighted average remaining vesting period of 22 months.
Note 14 — SEGMENT INFORMATION
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
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, intangible assets and goodwill. Intersegment sales are generally accounted for at prices that approximate those for similar transactions with unaffiliated customers. Corporate and eliminations assets and liabilities primarily include cash, debt, pension and other employee benefits, environmental liabilities, retained assets and liabilities of discontinued operations, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
The following is a description of each of our five reportable segments.
Color, Additives and Inks
Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with polymer resins, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Asia and Africa.
Specialty Engineered Materials
Specialty Engineered Materials is a leading provider of specialty polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. We also have what we believe is the broadest composite platform of solutions, which include a full range of products from long glass and carbon fiber technology to thermoset and thermoplastic composites. These solutions meet a wide variety of unique customer requirements for light weighting. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade

61 POLYONE CORPORATION

thermoplastic resins to meet evolving customer needs. Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, and Asia. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
Designed Structures and Solutions
The Designed Structures and Solutions segment was created on March 13, 2013, as a result of the acquisition of Spartech Corporation (Spartech). PolyOne's Designed Structures and Solutions segment utilizes a variety of polymers, specialty additives and processing technologies to produce a complete portfolio of sheet, custom rollstock and specialty film, laminate and acrylic solutions. Our solutions can be engineered to provide structural or functional performance in an application or design and visual aesthetics to meet our customers’ needs. Our offerings also include a wide range of sustainable, cost-effective stock and custom packaging solutions for various industry processes used in the food, medical and consumer markets. In addition to packaging, we also work closely with customers to provide solutions for transportation, building and construction, healthcare and consumer markets. Designed Structures and Solutions has manufacturing, sales and service facilities located throughout North America.
Performance Products and Solutions
Performance Products and Solutions is comprised of the Geon Performance Materials (Geon) and Producer Services business units. The Geon business delivers an array of products and services for vinyl molding and extrusion processors located in North America and Asia. The GeonTM brand name carries strong recognition globally. Geon's products are sold to manufacturers of durable plastic parts and consumer-oriented products. We also offer a wide range of services including materials testing, component analysis, custom formulation development, colorant and additive services, part design assistance, structural analysis, process simulations, mold design and flow analysis and extruder screw design. Vinyl is used across a broad range of markets and applications, including, but not limited to: healthcare, wire and cable, building and construction, consumer and recreational products and transportation and packaging. The Producer Services business unit offers contract manufacturing and outsourced polymer manufacturing services to resin producers and polymer marketers, primarily in the United States and Mexico, as well as its own proprietary formulations for certain applications. As a strategic and integrated supply chain partner, Producer Services offers resin producers a capital-efficient way to effectively develop custom products for niche markets by leveraging its extensive process technology expertise, broad manufacturing capabilities and geographic locations.

PolyOne Distribution
The PolyOne Distribution business distributes more than 4,000 grades of engineering and commodity grade resins, including PolyOne-produced solutions, principally to the North American and Asian markets. These products are sold to over 6,500 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 25 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. Recent expansion in Central America and Asia have bolstered PolyOne Distribution's ability to serve the specialized needs of customers globally.

62 POLYONE CORPORATION

Financial information by reportable segment is as follows:

Year Ended December 31, 2016 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization(1)	Capital Expenditures	Total Assets
Color, Additives and Inks	$778.9	$18.8	$797.7	$127.5	$40.2	$20.6	$919.1
Specialty Engineered Materials	516.4	49.4	565.8	81.1	18.3	19.4	539.0
Designed Structures and Solutions	401.2	0.5	401.7	(3.8)	22.3	18.6	442.9
Performance Products and Solutions	589.2	79.3	668.5	74.4	15.0	12.4	238.6
PolyOne Distribution	1,054.1	16.9	1,071.0	68.2	0.7	0.2	206.9
Corporate and eliminations	—	(164.9)	(164.9)	(65.5)	7.5	13.0	376.8
Total	$3,339.8	$—	$3,339.8	$281.9	$104.0	$84.2	$2,723.3
(1) Corporate and eliminations includes accelerated depreciation associated with restructuring actions of $3.5 million.

Year Ended December 31, 2015 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization(1)	Capital Expenditures	Total Assets
Color, Additives and Inks	$801.2	$9.5	$810.7	$135.4	$40.7	$27.3	$939.5
Specialty Engineered Materials	493.1	49.7	542.8	79.6	15.2	17.7	353.4
Designed Structures and Solutions	448.8	4.7	453.5	13.8	22.2	18.4	449.5
Performance Products and Solutions	615.8	78.3	694.1	57.4	15.5	9.8	237.4
PolyOne Distribution	1,018.7	15.4	1,034.1	68.0	0.7	0.4	200.0
Corporate and eliminations	—	(157.6)	(157.6)	(103.3)	10.0	17.6	415.3
Total	$3,377.6	$—	$3,377.6	$250.9	$104.3	$91.2	$2,595.1
(1) Corporate and eliminations includes accelerated depreciation associated with restructuring actions of $6.2 million.

Year Ended December 31, 2014 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization(1)	Capital Expenditures	Total Assets
Color, Additives and Inks	$835.0	$15.8	$850.8	$124.9	$39.7	$28.1	$934.2
Specialty Engineered Materials	555.2	43.1	598.3	72.4	16.0	15.2	370.1
Designed Structures and Solutions	616.5	1.0	617.5	45.1	23.4	25.6	490.1
Performance Products and Solutions	728.2	88.4	816.6	63.1	16.9	15.2	265.5
PolyOne Distribution	1,100.6	13.8	1,114.4	68.2	0.6	0.1	214.2
Corporate and eliminations	—	(162.1)	(162.1)	(218.6)	27.3	8.6	392.2
Total	$3,835.5	$—	$3,835.5	$155.1	$123.9	$92.8	$2,666.3
(1) Corporate and eliminations includes accelerated depreciation associated with restructuring actions of $23.1 million.

63 POLYONE CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. Following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2016	2015	2014
Sales:
United States	$2,148.3	$2,239.5	$2,585.5
Europe	415.2	421.8	505.6
Canada	258.4	241.3	277.4
Asia	266.9	249.6	257.3
Mexico	233.7	209.7	178.4
South America	17.3	15.7	31.3
Total Sales	$3,339.8	$3,377.6	$3,835.5

Long lived assets:
United States	$449.7	$418.1	$421.1
Europe	86.6	88.5	90.0
Canada	7.2	6.9	12.8
Asia	44.6	45.7	45.2
Mexico	18.5	19.4	19.7
South America	1.1	4.9	7.9
Total Long lived assets	$607.7	$583.5	$596.7
Note 15 — COMMON SHARE DATA
Weighted-average shares used in computing net income per share are as follows:

(In millions)	2016	2015	2014
Weighted-average shares — basic:	83.9	87.8	92.3
Plus dilutive impact of share-based compensation	0.7	0.9	1.2
Weighted-average shares — diluted:	84.6	88.7	93.5
Outstanding share-based awards with exercise prices greater than the average price of the common shares are anti-dilutive and are not included in the computation of diluted net income per share. The number of anti-dilutive options and awards was 0.2 million and 0.4 million at December 31, 2016 and 2014, respectively. Less than 0.1 million options and awards were anti-dilutive for the computation of diluted earnings per common share at December 31, 2015.
We purchased 3.0 million, 4.5 million and 6.3 million shares in 2016, 2015 and 2014, respectively, at an aggregate cost of $86.2 million, $156.1 million and $233.2 million, respectively.
Note 16 — FAIR VALUE
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
The estimated fair value of PolyOne’s debt instruments at December 31, 2016 and 2015 was $1,272.1 million and $1,136.2 million, respectively, compared to carrying values of $1,258.3 million and $1,146.6 million as of December 31, 2016 and 2015, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on an annual basis or at an interim date if potential impairment indicators are present. The implied fair value of goodwill is determined based on significant unobservable inputs. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. We use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted

64 POLYONE CORPORATION

using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions. No impairment charges were required in 2016, 2015 or 2014.
Indefinite-lived intangible assets primarily consist of the GLS, ColorMatrix and Gordon Composites trade names. Indefinite-lived intangible assets are tested for impairment annually at the same time we test goodwill for impairment. The implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. Accordingly, these inputs fall within Level 3 of the fair value hierarchy. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trade name. No impairment charges were required in 2016, 2015 or 2014.
Note 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016 Quarters				2015 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth(6)	Third (7)	Second (8)	First (9)
Sales	$787.7	$843.6	$861.5	$847.0	$775.8	$841.6	$887.1	$873.1
Gross Margin	155.3	173.1	192.3	185.5	156.9	169.1	185.7	169.8
Operating income	57.9	71.2	81.5	71.3	31.3	69.2	80.3	70.1
Net income	33.7	42.3	50.0	39.0	3.0	44.5	67.0	30.2
Net income attributable to PolyOne shareholders	$33.8	$42.3	$50.0	$39.1	$3.1	$44.5	$66.8	$30.2

Net income from continuing operations per common share attributable to PolyOne common shareholders: (1)
Basic earnings per share	$0.41	$0.50	$0.59	$0.46	$0.04	$0.51	$0.75	$0.34
Diluted earnings per share	$0.40	$0.50	$0.59	$0.46	$0.04	$0.50	$0.74	$0.34

(1)
Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)
Included for the fourth quarter 2016 are: 1) a mark-to-market pension and other post-retirement gain of $8.4 million, 2) employee separation and restructuring costs of $2.5 million and 3) environmental remediation costs of $2.2 million.

(3)
Included for the third quarter 2016 are: 1) employee separation and restructuring costs of $4.6 million, 2) acquisition related costs and adjustments of $2.5 million and 3) environmental remediation costs of $2.3 million.

(4)
Included for the second quarter 2016 are: 1) employee separation and restructuring costs of $4.8 million, 2) environmental remediation costs of $2.1 million and 3) a gain related to the reimbursement of previously incurred environmental costs of $5.3 million.

(5)	Included for the first quarter 2016 are employee separation and restructuring costs of $7.1 million.

(6)
Included for the fourth quarter 2015 are: 1) a mark-to-market pension and other post-retirement charge of $11.6 million, 2) employee separation and restructuring costs of $10.1 million and 3) $16.4 million of debt extinguishment costs primarily due to the repayment in full of $316.6 million aggregate principal amount of our 7.375% senior notes due 2020.

(7)
Included for the third quarter 2015 are: 1) employee separation and restructuring costs of $13.7 million and 2) a $7.5 million benefit related to the reversal of an uncertain tax position due to the expiration of the statute of limitations.

(8)
Included for the second quarter 2015 are: 1) employee separation and restructuring costs of $7.5 million and 2) a $26.0 million tax benefit as a result of amending U.S. federal income tax returns from 2005 to 2012 to use foreign tax credits.

(9)	Included for the first quarter 2015 are employee separation and restructuring costs of $10.6 million.

65 POLYONE CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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

2.
Under the supervision of and with participation of PolyOne’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2016. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2016, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 34 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

66 POLYONE CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2017 Annual Meeting of Shareholders (2017 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2017 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2017 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,792,671	$25.73	1,577,686 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,792,671	$25.73	$1,577,686

(1)
In addition to options, warrants and rights, the Amended and Restated PolyOne Corporation 2010 Equity and Performance Incentive Plan (the Restated 2010 EPIP) authorizes the issuance of restricted stock, RSUs, performance shares and awards to Non-Employee Directors. The Restated 2010 EPIP limits the total number of shares that may be issued as one or more of these types of awards to 2.6 million. On May 14, 2015 our shareholders approved an amendment to this plan whereby, among other provisions, a total of 6.2 million common shares are reserved for grant under the Restated 2010 EPIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2017 Proxy Statement.

67 POLYONE CORPORATION

PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

POLYONE CORPORATION

February 16, 2017	BY:	/S/ BRADLEY C. RICHARDSON
Bradley C. Richardson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: February 16, 2017
Robert M. Patterson

/S/ BRADLEY C. RICHARDSON	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 16, 2017
Bradley C. Richardson

/S/ RICHARD H. FEARON	Director	Date: February 16, 2017
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 16, 2017
Gregory J. Goff

/S/ WILLIAM R. JELLISON	Director	Date: February 16, 2017
William R. Jellison

/S/ SANDRA BEACH LIN	Director	Date: February 16, 2017
Sandra Beach Lin
/S/ RICHARD A. LORRAINE	Director	Date: February 16, 2017
Richard A. Lorraine

/S/ WILLIAM H. POWELL	Director	Date: February 16, 2017
William H. Powell

/S/ KERRY J. PREETE	Director	Date: February 16, 2017
Kerry J. Preete

/S/ FARAH M. WALTERS	Director	Date: February 16, 2017
Farah M. Walters

/S/ WILLIAM A. WULFSOHN	Director	Date: February 16, 2017
William A. Wulfsohn

69 POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

2.3†
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
4.1
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.1
Amended and Restated Credit Agreement, dated March 1, 2013, among the Company, PolyOne Canada and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, PNC Bank National Association and KeyBank National Association, as documentation agents, and Wells Fargo Capital Finance, LLC and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2014, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 1-16091)

10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of June 3, 2015, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 1-16091)

10.4
Third Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2015, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 1-16091)

10.5
Fourth Amendment to Amended and Restated Credit Agreement and Release, dated November 12, 2015, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.6
Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 19, 2016, among the Company, PolyOne Canada Inc. and certain other subsidiaries of the Company, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2016, SEC File No. 16091)

10.7
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.8
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2016, SEC File No. 16091)

10.9
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.10+
Form of 2011 Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091)

10.11+
Amended and Restated PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.12+
Amended and Restated PolyOne Senior Executive Annual Incentive Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.13+
Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)

Exhibit No.	Exhibit Description
10.14+
Amended and Restated Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective May 20, 2014) (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, SEC File No. 1-16091)

10.15+
Form of Management Continuity Agreement for Executive Officers prior to 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

10.16+
Form of Management Continuity Agreement for Executive Officers after 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.17+	Schedule of Executive Officers with Management Continuity Agreements**
10.18+
PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC file No. 1-16091)

10.19+
Amended and Restated Letter Agreement, dated as of March 6, 2014, between the Company and Stephen D. Newlin, originally effective as of February 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 1-16091)

10.20
Amendment to the Letter Agreement between the Company and Stephen D. Newlin, dated February 10, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, SEC File No. 1-16091)

10.21+
Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

10.22+
Unconditional and Continuing Guaranty, between the Company and Olin Corporation and Sunbelt Chlor Alkali Partnership (incorporated by reference to Exhibit 10(c) to The Geon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, SEC File No. 1-11804)

10.23+
PolyOne Corporation 2008 Equity and Performance Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A (SEC File No. 1-16091), filed on March 25, 2008)

10.24+
Executive Severance Plan, as amended and restated effective May 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

10.25+
Form of 2012 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 1-16091)

10.26+
Form of 2013 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.27+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10.28+
Form of 2014 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

21.1	Subsidiaries of the Company**
23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP**
31.1
Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2
Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer**
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