Form 10-Q
period 2017-03-31
POLYONE CORP
filed 2017-04-27
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of March 31, 2017 was 81,755,949.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Sales	$898.8	$847.0
Cost of sales	711.4	661.5
Gross margin	187.4	185.5
Selling and administrative expense	106.0	114.2
Operating income	81.4	71.3
Interest expense, net	(14.6)	(14.6)
Debt extinguishment costs	(0.3)	—
Other (expense) income, net	(0.8)	0.3
Income before income taxes	65.7	57.0
Income tax expense	(18.8)	(18.0)
Net income	46.9	39.0
Net loss attributable to noncontrolling interests	—	0.1
Net income attributable to PolyOne common shareholders	$46.9	$39.1

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.57	$0.46
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.57	$0.46

Weighted-average shares used to compute earnings per common share:
Basic	82.1	84.7
Plus dilutive impact of share-based compensation	0.6	0.8
Diluted	82.7	85.5

Anti-dilutive shares not included in diluted common shares outstanding	0.3	0.3

Cash dividends declared per share of common stock	$0.135	$0.120
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income	$46.9	$39.0
Other comprehensive income
Translation adjustments	6.4	(0.2)
Unrealized gain on available-for-sale securities	0.1	—
Total comprehensive income	53.4	38.8
Comprehensive loss attributable to noncontrolling interests	—	0.1
Comprehensive income attributable to PolyOne common shareholders	$53.4	$38.9
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$157.7	$226.7
Accounts receivable, net	453.5	363.7
Inventories, net	337.2	312.4
Other current assets	36.6	46.7
Total current assets	985.0	949.5
Property, net	605.6	607.7
Goodwill	686.7	677.4
Intangible assets, net	367.0	363.5
Other non-current assets	132.4	125.2
Total assets	$2,776.7	$2,723.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$17.9	$18.5
Accounts payable	402.1	361.5
Accrued expenses and other current liabilities	97.6	129.6
Total current liabilities	517.6	509.6
Non-current liabilities:
Long-term debt	1,279.2	1,239.8
Pension and other post-retirement benefits	63.1	63.1
Deferred income taxes	43.8	43.1
Other non-current liabilities	138.6	142.2
Total non-current liabilities	1,524.7	1,488.2
Shareholders’ equity:
PolyOne shareholders’ equity	733.6	724.7
Noncontrolling interests	0.8	0.8
Total equity	734.4	725.5
Total liabilities and shareholders’ equity	$2,776.7	$2,723.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$46.9	$39.0
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	26.1	24.3
Accelerated depreciation and fixed asset charges associated with restructuring activities	0.4	2.8
Debt extinguishment costs	0.3	—
Share-based compensation expense	2.4	2.2
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(86.7)	(79.5)
Increase in inventories	(22.4)	(13.3)
Increase in accounts payable	38.5	29.9
Decrease in pension and other post-retirement benefits	(3.3)	(23.7)
Decrease in accrued expenses and other assets and liabilities - net	(25.9)	(5.2)
Net cash used by operating activities	(23.7)	(23.5)
Investing Activities
Capital expenditures	(15.5)	(19.6)
Business acquisitions	(20.9)	(72.8)
Sale of and proceeds from other assets	0.9	—
Net cash used by investing activities	(35.5)	(92.4)
Financing Activities
Borrowings under credit facilities	288.8	221.9
Repayments under credit facilities	(248.4)	(174.6)
Purchase of common shares for treasury	(34.3)	(39.6)
Cash dividends paid	(11.3)	(10.4)
Repayment of long-term debt	(1.6)	(1.4)
Payments of withholding tax on share awards	(2.3)	(5.1)
Debt financing costs	(1.9)	—
Net cash used by financing activities	(11.0)	(9.2)
Effect of exchange rate changes on cash	1.2	0.7
Decrease in cash and cash equivalents	(69.0)	(124.4)
Cash and cash equivalents at beginning of period	226.7	279.8
Cash and cash equivalents at end of period	$157.7	$155.4
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal recurring, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2016 of PolyOne Corporation. When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2017.
Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies the accounting for share-based payment transactions. Excess tax benefits and deficiencies reflect the difference between the book expense and the tax deduction of share based compensation. Book expense is based on an estimated fair value of the award at the grant date and the tax deduction is based on the actual value of the award at the grant or vesting date. Such book and tax differences are required to be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. We have adopted ASU 2016-09 as of January 1, 2017.
As a result of this adoption, certain reclassifications of the prior period presentation have been made to conform to the presentation for the current period. The excess tax benefits are classified as an operating activity, rather than a financing activity, and the cash paid for shares withheld to satisfy statutory tax withholding obligations are classified as a financing activity ($5.1 million for the three months ended March 31, 2016) on the Consolidated Statement of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit were needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We have adopted this update for any impairment test performed after January 1, 2017.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. We are analyzing the impact of the standard on our contract portfolio and reviewing our current accounting policies and practices to identify the impact of the new standard. The implementation team has identified our revenue streams and is currently assessing the adoption method and the expected impact that ASU 2014-09, along with the subsequent updates and clarifications, will have on our Consolidated Financial Statements as well as future disclosure requirements. The Company will adopt ASU 2014-09 no later than the required date of January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company will adopt ASU 2016-02 no later than the required date of January 1, 2019. We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. There would be no material impact on our Consolidated Financial Statements from intercompany transactions completed as of December 31, 2016 and March 31, 2017. We will continue to assess the impact of ASU 2016-16 on future transactions and the Company will adopt ASU 2016-16 no later than the required date of January 1, 2018.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This standard requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost will be presented below operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The Company will adopt ASU 2017-07 no later than the required date of January 1, 2018. For detail on the components of our annual net periodic benefit cost please see Note 10, Employee Benefit Plans in our annual report on Form 10-K for the year ended December 31, 2016 and Note 8, Employee Benefit Plans included herein.
Note 2 — BUSINESS COMBINATIONS
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
The purchase price was $85.5 million for Gordon Composites, Polystrand and Gordon Holdings and the results of operations of the acquired businesses are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The final purchase price allocation resulted in goodwill of $36.2 million and in intangible assets of $30.0 million, of which $4.0 million represent indefinite-lived trade names. Goodwill recognized as a result of this acquisition is deductible for tax purposes. The definite-lived intangible assets that have been acquired are being amortized over a period of 20 years.
Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2017 and December 31, 2016, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Designed Structures and Solutions	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2016	$173.5	$346.4	$144.7	$11.2	$1.6	$677.4
Acquisitions of businesses	—	9.2	—	—	—	9.2
Currency translation and other adjustments	(0.1)	0.2	—	—	—	0.1
Balance March 31, 2017	$173.4	$355.8	$144.7	$11.2	$1.6	$686.7

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$224.7	$(54.9)	$(0.2)	$169.6
Patents, technology and other	158.2	(60.7)	(0.4)	97.1
Indefinite-lived trade names	100.3	—	—	100.3
Total	$483.2	$(115.6)	$(0.6)	$367.0

	As of December 31, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$217.1	$(52.2)	$(0.3)	$164.6
Patents, technology and other	156.6	(57.6)	(0.4)	98.6
Indefinite-lived trade names	100.3	—	—	100.3
Total	$474.0	$(109.8)	$(0.7)	$363.5
As previously reported in our annual report on Form 10-K for the year ended December 31, 2016, we performed our annual goodwill impairment analysis on October 1, 2016, which resulted in an excess of fair value over carrying value of 8.0% for our Custom Engineered Structures (CES) reporting unit, which is included in our Designed Structures and Solutions segment results. CES had goodwill of $108.8 million at March 31, 2017. We have continued to monitor the performance of CES in 2017 and our assessment for the quarter ended March 31, 2017 did not indicate the presence of any goodwill impairment triggering events for CES. If the timing of new business opportunities and operational improvements are not achieved, impairment of intangible assets, including goodwill, and our other long-lived assets, could result.
Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
During the three months ended March 31, 2017, we recognized total employee separation and restructuring charges of $3.9 million, of which $0.4 million was recognized within Cost of goods sold and $3.5 million within Selling and administrative expenses. These costs were primarily related to actions taken across our North American and European locations.
During the three months ended March 31, 2016, we recognized total employee separation and restructuring charges of $7.1 million, of which $2.7 million was recognized within Cost of goods sold and $4.4 million within Selling and administrative expenses. These costs were primarily associated with the closure of two manufacturing facilities in 2015 within the Designed Structures and Solutions segment and other corporate actions to reduce costs.
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	March 31, 2017	December 31, 2016
Finished products	$207.1	$197.4
Work in process	7.8	5.8
Raw materials and supplies	122.3	109.2
Inventories, net	$337.2	$312.4
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	March 31, 2017	December 31, 2016
Land and land improvements (1)	$49.5	$49.0
Buildings (2)	338.7	335.5
Machinery and equipment	1,172.8	1,159.9
Property, gross	1,561.0	1,544.4
Less accumulated depreciation and amortization	(955.4)	(936.7)
Property, net	$605.6	$607.7

(1)	Land and land improvements include properties under capital leases of $1.8 million as of March 31, 2017 and December 31, 2016.

(2)	Buildings include properties under capital leases of $16.9 million as of March 31, 2017 and December 31, 2016.

Depreciation expense was $20.3 million and $21.7 million for the three months ended March 31, 2017 and 2016, respectively. Included in depreciation expense during the three months ended March 31, 2016 is accelerated depreciation of $2.8 million related to restructuring actions.
Note 7 — INCOME TAXES
During the first quarter of 2017, the Company’s effective tax rate of 28.6% differed from the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings. The effective tax rate for the three months ended March 31, 2016 was 31.6%. The decrease in effective tax rate of 3.0% is primarily due to a more favorable foreign tax rate differential in 2017 compared to 2016.
Note 8 — EMPLOYEE BENEFIT PLANS
Weighted-average assumptions used to determine net periodic benefit (gain) cost for the periods ended March 31:

	Pension Benefits		Health Care Benefits
	2017	2016	2017	2016
Discount rate	3.97%	4.10%	4.04%	4.12%
Expected long-term return on plan assets	6.08%	6.87%	—%	—%
Components of defined benefit pension plan net periodic gains and post-retirement health care plan benefit costs are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Defined benefit pension plan net periodic gains:
Service cost	$0.1	$0.2
Interest cost	4.8	5.2
Expected return on plan assets	(6.9)	(7.9)
Net periodic benefit gains	$(2.0)	$(2.5)

Post-retirement health care plan benefit costs:
Interest cost	$0.1	$0.1
Net periodic benefit costs	$0.1	$0.1
Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Senior secured term loan due 2022	$642.4	$9.1	$633.3
Revolving credit facility due 2022	41.0	—	41.0
5.25% senior notes due 2023	600.0	6.8	593.2
Other debt (1)	29.6	—	29.6
Total long-term debt	$1,313.0	$15.9	$1,297.1
Less short-term and current portion of long-term debt	17.9	—	17.9
Total long-term debt, net of current portion	$1,295.1	$15.9	$1,279.2

As of December 31, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Senior secured term loan due 2022	$644.0	$8.7	$635.3
5.25% senior notes due 2023	600.0	7.1	592.9
Other debt (1)	30.1	—	30.1
Total long-term debt	$1,274.1	$15.8	$1,258.3
Less short-term and current portion of long-term debt	18.5	—	18.5
Total long-term debt, net of current portion	$1,255.6	$15.8	$1,239.8

(1)	Other debt includes capital lease obligations of $17.9 million and $17.8 million as of March 31, 2017 and December 31, 2016, respectively.

On January 24, 2017, the Company entered into a third amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 50 basis points to 225 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 225 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points or (ii) a margin rate of 125 basis points plus a Prime Rate, subject to a floor of 175 basis points. Repayments in the amount of one percent of the aggregate principal amount as of January 24, 2017 are payable annually, while the remaining balance matures on November 12, 2022. The weighted average annual interest rate for the senior secured term loan for the three months ended March 31, 2017 was 3.17%.
PolyOne has outstanding $600.0 million aggregate principal amount of senior notes, which mature on March 15, 2023. The senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year.
On February 24, 2017, PolyOne amended and restated its senior secured revolving credit facility increasing the maximum borrowing facility size from $400.0 million to $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. Under the terms of the amended and restated senior secured revolving facility the maturity date was extended to February 24, 2022. The senior secured revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the three months ended March 31, 2017 was 2.88%. As of March 31, 2017, we had $41.0 million outstanding borrowings and had availability of $389.7 million under this facility.
The agreements governing our revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2017, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at March 31, 2017 and December 31, 2016 was $1,306.3 million and $1,272.1 million, respectively, compared to carrying values of $1,297.1 million and $1,258.3 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 10 — SEGMENT INFORMATION
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

Segment information for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$206.5	$211.8	$35.1	$201.2	$204.9	$34.9
Specialty Engineered Materials	146.6	159.1	23.6	128.4	141.0	23.4
Designed Structures and Solutions	102.1	102.1	(3.3)	108.1	108.5	0.4
Performance Products and Solutions	162.2	183.7	22.1	145.2	166.2	19.7
PolyOne Distribution	281.4	286.1	18.6	264.1	268.8	17.5
Corporate and eliminations	—	(44.0)	(14.7)	—	(42.4)	(24.6)
Total	$898.8	$898.8	$81.4	$847.0	$847.0	$71.3

	Total Assets
(In millions)	March 31, 2017	December 31, 2016
Color, Additives and Inks	$966.4	$919.1
Specialty Engineered Materials	549.0	539.0
Designed Structures and Solutions	454.7	442.9
Performance Products and Solutions	259.5	238.6
PolyOne Distribution	243.4	206.9
Corporate and eliminations	303.7	376.8
Total assets	$2,776.7	$2,723.3
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
In September 2007, the United States District Court for the Western District of Kentucky in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., held that PolyOne must pay the remediation costs at the former Goodrich Corporation Calvert City facility (now largely owned and operated by Westlake Vinyls), together with certain defense costs of Goodrich Corporation. The rulings also provided that PolyOne can seek indemnification for contamination attributable to Westlake Vinyls. Following the Court rulings, the parties to the litigation agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocation of future remediation costs at the Calvert City site to Westlake Vinyls. While we do not currently assume any allocation of costs in our current accrual, we will adjust our accrual, in the future, consistent with any such future allocation of costs.
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. The United States Environmental Protection Agency (USEPA) provided a final remedial investigation report in 2015 and assumed responsibility for the completion of the feasibility study. In 2016, the USEPA conducted additional site investigations from which results are still being reviewed. We continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement.

On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA has requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River (the lower Passaic River Study Area). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a RIFS of the lower Passaic River Study Area. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to any liability or agree to bear any remediation or natural resource damage costs.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report for the lower Passaic River Study Area and Franklin-Burlington, along with nine other PRPs, submitted a de minimis settlement petition to the USEPA, asserting the ten entities contributed little or no impact to the lower Passaic River. On March 4, 2016, the USEPA issued a Record of Decision selecting a remedy for an eight-mile portion of the lower Passaic River Study Area at an estimated and discounted cost of $1.4 billion. On September 30, 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River.
As of March 31, 2017, we have concluded that the same uncertainties that limited our ability to reasonably estimate an accrual at December 31, 2016 still exist and it will not be material to our Consolidated Financial Statements.
During the three months ended March 31, 2017 and 2016, PolyOne recognized $2.2 million and $1.7 million, respectively, of expense related to environmental remediation activities. These expenses are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Consolidated Balance Sheet includes accruals totaling $116.9 million and $117.3 million as of March 31, 2017 and December 31, 2016, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2017. However, such additional costs, if any, cannot be currently estimated.
Note 12 — EQUITY
Changes in accumulated other comprehensive loss year-to-date as of March 31, 2017 and 2016 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2017	$(99.8)	$5.2	$0.4	$(94.2)
Translation adjustments	6.4	—	—	6.4
Unrealized gain on available-for-sale securities	—	—	0.1	0.1
Balance at March 31, 2017	$(93.4)	$5.2	$0.5	$(87.7)

Balance at January 1, 2016	$(76.8)	$5.2	$0.3	$(71.3)
Translation adjustments	(0.2)	—	—	(0.2)
Balance at March 31, 2016	$(77.0)	$5.2	$0.3	$(71.5)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
	2017	2016
(In millions)
Sales	$898.8	$847.0
Operating income	81.4	71.3
Net income	46.9	39.0
Net income attributable to PolyOne common shareholders	46.9	39.1
Results of Operations — The three months ended March 31, 2017 compared to three months ended March 31, 2016:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2017	2016	Change	% Change
Sales	$898.8	$847.0	$51.8	6.1%
Cost of sales	711.4	661.5	(49.9)	(7.5)%
Gross margin	187.4	185.5	1.9	1.0%
Selling and administrative expense	106.0	114.2	8.2	7.2%
Operating income	81.4	71.3	10.1	14.2%
Interest expense, net	(14.6)	(14.6)	—	—%
Debt extinguishment costs	(0.3)	—	(0.3)	(100.0)%
Other (expense) income, net	(0.8)	0.3	(1.1)	(366.7)%
Income before income taxes	65.7	57.0	8.7	15.3%
Income tax expense	(18.8)	(18.0)	(0.8)	(4.4)%
Net income	46.9	39.0	7.9	20.3%
Net loss attributable to noncontrolling interests	—	0.1	(0.1)	(100.0)%
Net income attributable to PolyOne common shareholders	$46.9	$39.1	$7.8	19.9%

Earnings per common share attributable to PolyOne common shareholders - Basic:	$0.57	$0.46
Earnings per common share attributable to PolyOne common shareholders - Diluted:	$0.57	$0.46
Sales
Sales increased $51.8 million, or 6.1%, in the first quarter of 2017 compared to the first quarter of 2016. Previous commercial investments drove organic volume growth of 7.1% and acquisitions increased sales by 2.3%. Partially offsetting these increases was unfavorable mix and price of 2.4% and a foreign exchange impact of 0.9%.

Selling and administrative expense
Selling and administrative expenses decreased $8.2 million during the first quarter of 2017 compared to the first quarter of 2016. This was driven primarily by a $4.3 million legal settlement received in 2017 and a $3.8 million reversal of certain non-income tax reserves due to the expiration of statute of limitations in 2017.
Interest expense, net
Interest expense, net for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 remained consistent. A decrease in interest expense related to the senior secured term loan debt refinancing was offset by an increase in interest expense related to the capital lease obligations obtained in the acquisitions subsequent to March 31, 2016.
Income taxes
During the first quarter of 2017, the Company’s effective tax rate of 28.6% differed from the effective tax rate for the three months ended March 31, 2016 of 31.6% primarily due to a more favorable foreign tax rate differential in 2017 compared to 2016.
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
PolyOne has five reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Designed Structures and Solutions; (4) Performance Products and Solutions; and (5) PolyOne Distribution. Our segments are further discussed in Note 10, Segment Information, to the accompanying Consolidated Financial Statements. Restructuring actions are further discussed in Note 4, Employee Separation and Restructuring Costs, to the accompanying Consolidated Financial Statements. We do not expect the remaining charges or further benefits associated with these actions to have a material impact to our segments or the Consolidated Financial Statements going forward.
As previously reported in our annual report on Form 10-K for the year ended December 31, 2016, we performed our annual goodwill impairment analysis on October 1, 2016, which resulted in an excess of fair value over carrying value of 8.0% for our Custom Engineered Structures (CES) reporting unit, which is included in our Designed Structures and Solutions segment results. CES had goodwill of $108.8 million at March 31, 2017. We have continued to monitor the performance of CES in 2017 and our assessment for the quarter ended March 31, 2017 did not indicate the presence of any goodwill impairment triggering events for CES. If the timing of new business opportunities and operational improvements are not achieved, impairment of intangible assets, including goodwill, and our other long-lived assets, could result.

Sales and Operating Income — The three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2017	2016	Change	% Change
Sales:
Color, Additives and Inks	$211.8	$204.9	$6.9	3.4%
Specialty Engineered Materials	159.1	141.0	18.1	12.8%
Designed Structures and Solutions	102.1	108.5	(6.4)	(5.9)%
Performance Products and Solutions	183.7	166.2	17.5	10.5%
PolyOne Distribution	286.1	268.8	17.3	6.4%
Corporate and eliminations	(44.0)	(42.4)	(1.6)	(3.8)%
Total Sales	$898.8	$847.0	$51.8	6.1%

Operating income:
Color, Additives and Inks	$35.1	$34.9	$0.2	0.6%
Specialty Engineered Materials	23.6	23.4	0.2	0.9%
Designed Structures and Solutions	(3.3)	0.4	(3.7)	nm
Performance Products and Solutions	22.1	19.7	2.4	12.2%
PolyOne Distribution	18.6	17.5	1.1	6.3%
Corporate and eliminations	(14.7)	(24.6)	9.9	40.2%
Total Operating Income	$81.4	$71.3	$10.1	14.2%

Operating income as a percentage of sales:
Color, Additives and Inks	16.6%	17.0%	(0.4)	nm
Specialty Engineered Materials	14.8%	16.6%	(1.8)	nm
Designed Structures and Solutions	(3.2)%	0.4%	(3.6)	nm
Performance Products and Solutions	12.0%	11.9%	0.1	nm
PolyOne Distribution	6.5%	6.5%	—	nm
Total	9.1%	8.4%	0.7	nm
nm - not meaningful
Color, Additives and Inks
Sales increased $6.9 million, or 3.4%, in the first quarter of 2017 compared to the first quarter of 2016. Organic sales increased 2.3% driven largely by increases in the packaging and textile markets. Acquisitions increased sales by 2.7%, while unfavorable foreign exchange rates negatively impacted sales by 1.6%.
Operating income increased $0.2 million in the first quarter of 2017 as compared to the first quarter of 2016 as the benefit from higher sales was largely offset by the impacts of unfavorable exchange rates and raw material cost inflation.
Specialty Engineered Materials
Sales increased $18.1 million, or 12.8%, in the first quarter of 2017 compared to the first quarter of 2016. Acquisitions added 9.7% while organic sales growth of 4.8% was partially offset by unfavorable foreign exchange of 1.6%.
Operating income increased $0.2 million in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to increased sales, which was offset by unfavorable mix, raw material cost inflation and foreign exchange.
Designed Structures and Solutions
Sales decreased $6.4 million, or 5.9%, in the first quarter of 2017 compared to the first quarter of 2016. Sales growth of 0.7% from business gains was more than offset by unfavorable mix.

Operating income decreased $3.7 million in the first quarter of 2017 as compared to the first quarter of 2016 as a result of unfavorable mix.
Performance Products and Solutions
Sales increased $17.5 million, or 10.5%, in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to volume growth.
Operating income increased $2.4 million in the first quarter of 2017 as compared to the first quarter of 2016 resulting from higher sales.
PolyOne Distribution
Sales increased $17.3 million, or 6.4%, in the first quarter of 2017 as compared to the first quarter of 2016. Volume growth of 8.5% was partially offset by unfavorable mix.
Operating income increased $1.1 million in the first quarter of 2017 as compared to the first quarter of 2016 primarily as a result of increased sales.
Corporate and Eliminations
Corporate and eliminations decreased $9.9 million in the first quarter of 2017 as compared to the first quarter of 2016. This improvement was a result of a $4.3 million legal settlement received in 2017, a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations and lower restructuring costs of $3.2 million.
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
The following table summarizes our liquidity as of March 31, 2017 and December 31, 2016:

(In millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$157.7	$226.7
Revolving credit availability	393.8	386.2
Liquidity	$551.5	$612.9
As of March 31, 2017, approximately 95% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016.
Operating Activities — In the three months ended March 31, 2017, net cash used by operating activities was $23.7 million as compared to net cash used by operating activities of $23.5 million for the three months ended March 31, 2016. The increase in net cash used by operating activities of $0.2 million is primarily a result of an increase in working capital of $7.7 million, which was offset by higher earnings.

Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the first quarter of 2017 increased to 9.9% compared to 9.7% for the first quarter of 2016. This increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2017 of $35.5 million reflects $20.9 million of acquisitions and $15.5 million of capital expenditures.
Net cash used by investing activities during the three months ended March 31, 2016 of $92.4 million reflects the acquisition of certain businesses for $72.8 million and $19.6 million of capital expenditures.
Financing Activities — Net cash used by financing activities for the three months ended March 31, 2017 of $11.0 million reflects the net borrowings of $40.4 million under our revolving credit facility, primarily offset by $34.3 million of repurchases of our outstanding common shares and $11.3 million of dividends paid.
Net cash used by financing activities for the three months ended March 31, 2016 of $9.2 million reflects $39.6 million of repurchases of our outstanding common shares and $10.4 million of dividends paid. These cash outflows were partially offset by net borrowings of $47.3 million under our revolving credit facility.
Debt
As of March 31, 2017, the principal amount of debt totaled $1,313.0 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2017	$16.4
2018	20.9
2019	6.6
2020	6.7
2021	6.7
2022	652.7
Thereafter	603.0
Aggregate maturities	$1,313.0
As of March 31, 2017, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt please see Note 9, Financing Arrangements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2017, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2016.

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

•
the ability to successfully identify, evaluate and integrate acquired businesses into our operations, including whether such businesses will be accretive to our earnings, retain the management teams of acquired businesses, and retain relationships with customers of acquired businesses, including, without limitation, SilCoTec, Comptek and substantially all of the assets of Gordon Composites, Polystrand and Gordon Holdings;

•	information systems failures and cyberattacks; and

•	other factors described in our annual report on Form 10-K for the year ended December 31, 2016 under Item 1A, “Risk Factors.”

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our annual report on Form 10-K for the year ended December 31, 2016.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 11, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	405,358	$34.13	405,358	8,081,180
February 1 to February 28	595,252	34.28	595,252	7,485,928
March 1 to March 31	—	—	—	7,485,928
Total	1,000,610	$34.22	1,000,610
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of March 31, 2017, approximately 7.5 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. EXHIBITS
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 27, 2017	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto.

10.2
Second Amended and Restated Credit Agreement, dated February 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto.

31.1	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Bradley C. Richardson, Executive Vice President, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Bradley C. Richardson, Executive Vice President, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document