Form 10-Q
period 2017-06-30
POLYONE CORP
filed 2017-07-25
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of June 30, 2017 was 81,791,536.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$814.1	$758.2	$1,610.8	$1,497.1
Cost of sales	626.1	576.3	1,240.5	1,138.6
Gross margin	188.0	181.9	370.3	358.5
Selling and administrative expense	108.0	100.1	206.3	206.3
Operating income	80.0	81.8	164.0	152.2
Interest expense, net	(15.2)	(14.6)	(29.8)	(29.2)
Debt extinguishment costs	—	(0.4)	(0.3)	(0.4)
Other (expense) income, net	(1.4)	0.1	(2.5)	0.1
Income from continuing operations before income taxes	63.4	66.9	131.4	122.7
Income tax expense	(13.8)	(16.8)	(33.5)	(34.4)
Net income from continuing operations	49.6	50.1	97.9	88.3
(Loss) income from discontinued operations, net of income taxes	(231.0)	(0.1)	(232.4)	0.7
Net (loss) income	$(181.4)	$50.0	$(134.5)	$89.0
Net loss attributable to noncontrolling interests	—	—	—	0.1
Net (loss) income attributable to PolyOne common shareholders	$(181.4)	$50.0	$(134.5)	$89.1

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.61	$0.59	$1.20	$1.05
Discontinued operations	(2.83)	—	(2.84)	0.01
Total	$(2.22)	$0.59	$(1.64)	$1.06
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.60	$0.59	$1.19	$1.04
Discontinued operations	(2.80)	—	(2.82)	0.01
Total	$(2.20)	$0.59	$(1.63)	$1.05

Weighted-average shares used to compute earnings per common share:
Basic	81.8	84.1	81.9	84.4
Plus dilutive impact of share-based compensation	0.7	0.6	0.7	0.5
Diluted	82.5	84.7	82.6	84.9

Anti-dilutive shares not included in diluted common shares outstanding	—	—	0.1	0.2

Cash dividends declared per share of common stock	$0.135	$0.120	$0.270	$0.240
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(181.4)	$50.0	$(134.5)	$89.0
Other comprehensive (loss) income
Translation adjustments	13.0	(4.1)	19.4	(4.3)
Unrealized loss on available-for-sale securities	(0.2)	—	(0.1)	—
Total comprehensive (loss) income	(168.6)	45.9	(115.2)	84.7
Comprehensive loss attributable to noncontrolling interests	—	—	—	0.1
Comprehensive (loss) income attributable to PolyOne common shareholders	$(168.6)	$45.9	$(115.2)	$84.8
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$191.1	$225.5
Accounts receivable, net	435.7	325.6
Inventories, net	296.0	266.4
Current assets held-for-sale	142.6	86.5
Other current assets	69.9	45.5
Total current assets	1,135.3	949.5
Property, net	435.6	426.3
Goodwill	598.5	532.7
Intangible assets, net	403.4	342.7
Non-current assets held for sale	—	347.4
Other non-current assets	139.8	139.8
Total assets	$2,712.6	$2,738.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$17.6	$18.5
Accounts payable	376.8	320.9
Current liabilities held-for-sale	39.5	45.3
Accrued expenses and other current liabilities	112.3	125.2
Total current liabilities	546.2	509.9
Non-current liabilities:
Long-term debt	1,382.5	1,239.4
Pension and other post-retirement benefits	63.6	63.1
Non-current liabilities held for sale	—	52.8
Other non-current liabilities	162.2	147.7
Total non-current liabilities	1,608.3	1,503.0
Shareholders’ equity:
PolyOne shareholders’ equity	557.3	724.7
Noncontrolling interests	0.8	0.8
Total equity	558.1	725.5
Total liabilities and shareholders’ equity	$2,712.6	$2,738.4
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net (loss) income	$(134.5)	$89.0
Adjustments to reconcile net income to net cash used by operating activities:
Loss from classification to held for sale, net of tax	229.3	—
Depreciation and amortization	52.6	49.2
Accelerated depreciation and fixed asset charges associated with restructuring activities	0.9	4.1
Gain from the sale of closed facilities	(3.1)	—
Debt extinguishment costs	0.3	0.4
Share-based compensation expense	5.7	4.3
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(98.5)	(84.3)
Increase in inventories	(17.8)	(4.3)
Increase in accounts payable	39.5	21.6
Decrease in pension and other post-retirement benefits	(6.7)	(27.1)
(Decrease) increase in accrued expenses and other assets and liabilities - net	(24.0)	1.7
Net cash provided by operating activities	43.7	54.6
Investing Activities
Capital expenditures	(34.1)	(39.6)
Business acquisitions	(137.9)	(72.8)
Sale of assets	9.8	9.0
Net cash used by investing activities	(162.2)	(103.4)
Financing Activities
Borrowings under credit facilities	699.6	471.2
Repayments under credit facilities	(555.0)	(471.4)
Purchase of common shares for treasury	(34.3)	(39.6)
Cash dividends paid	(22.2)	(20.7)
Repayment of long-term debt	(3.3)	(2.8)
Payments of withholding tax on share awards	(2.7)	(4.4)
Debt financing costs	(1.9)	(0.6)
Net cash provided (used) by financing activities	80.2	(68.3)
Effect of exchange rate changes on cash	2.7	(1.3)
Decrease in cash and cash equivalents	(35.6)	(118.4)
Cash and cash equivalents at beginning of period	226.7	279.8
Cash and cash equivalents at end of period	$191.1	$161.4
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
Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2017. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies the accounting for share-based payment transactions. Excess tax benefits and deficiencies reflect the difference between the book expense and the tax deduction of share based compensation. Book expense is based on an estimated fair value of the award at the grant date and the tax deduction is based on the actual value of the award at the exercise or vesting date. Such book and tax differences are required to be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. We have adopted ASU 2016-09 as of January 1, 2017.
As a result of this adoption, certain reclassifications of the prior period presentation have been made to conform to the presentation for the current period. The excess tax benefits are classified as an operating activity, rather than a financing activity, and the cash paid for shares withheld to satisfy statutory tax withholding obligations are classified as a financing activity ($4.4 million for the six months ended June 30, 2016) on the Consolidated Statement of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit were needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s fair value is less than its carrying value. Any impairment is not to exceed the respective carrying value of goodwill. We have adopted this update for any impairment test performed after January 1, 2017.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for revenue recognition that focuses on transfer of control. We are analyzing the impact of the standard on our contract portfolio and reviewing our current accounting policies and practices to identify the impact of the new standard. The implementation team has identified our revenue streams and is currently assessing the adoption method and the expected impact that ASU 2014-09, along with the subsequent updates and clarifications, will have on our Consolidated Financial Statements as well as future disclosure requirements, processes and internal controls. The Company will adopt ASU 2014-09 no later than the required date of January 1, 2018.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. There would be no material impact on our Consolidated Financial Statements from intercompany transactions completed as of December 31, 2016 and June 30, 2017. We will continue to assess the impact of ASU 2016-16 on future transactions and the Company will adopt ASU 2016-16 no later than the required date of January 1, 2018.
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
Note 2 — BUSINESS COMBINATIONS
On June 8, 2017, the Company completed the acquisition of Rutland Plastic Technologies, Inc. (Rutland). Rutland is a leading producer of specialty inks and an innovator in textile screen printing solutions and service. The results of operations of Rutland are reported in the Color, Additives and Inks segment subsequent to the acquisition date. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations. The results of operations of SilCoTec are reported in the Color, Additives and Inks segment subsequent to the acquisition date. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
The combined purchase price of Rutland and SilCoTec was $137.9 million, net of cash acquired. The preliminary purchase price allocation for Rutland and SilCoTec resulted in goodwill of $66.8 million, intangible assets of $68.8 million, net working capital of $18.9 million and deferred tax liabilities of $24.6 million. The intangible assets that have been acquired are being amortized over a period of 5 to 20 years.
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
The purchase price for Gordon Composites, Polystrand and Gordon Holdings was $85.5 million and the results of operations of the acquired businesses are included in the Company's Consolidated Statements of Income for the period subsequent to the date of the acquisition and are reported in the Specialty Engineered Materials segment. The final purchase price allocation resulted in goodwill of $36.2 million and in intangible assets of $30.0 million. Goodwill recognized as a result of this acquisition is deductible for tax purposes. The definite-lived intangible assets that have been acquired are being amortized over a period of 20 years.
Note 3 — DISCONTINUED OPERATIONS
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) to an affiliate of Arsenal Capital Partners for $115.0 million cash, subject to a working capital adjustment. The sale resulted in the recognition of an estimated after-tax loss of $229.3 million in the second quarter of 2017 which is reflected within the Loss from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
PolyOne has classified the DSS assets and liabilities as held-for-sale for all periods presented in the accompanying Condensed Consolidated Balance Sheets and has classified the DSS operating results and the loss on the sale, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statement of Income for all periods presented. Previously, DSS was included as a separate operating segment.
The following table summarizes the discontinued operations associated with DSS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Sales	$104.2	$103.3	$206.3	$211.4

Loss from classification to held for sale	$(295.9)	$—	$(295.9)	$—
(Loss) income from operations	(3.0)	(0.3)	(5.3)	0.9
(Loss) income before taxes	(298.9)	(0.3)	(301.2)	0.9
Income tax benefit (expense)	67.9	0.2	68.8	(0.2)
(Loss) income from discontinued operations, net of taxes	$(231.0)	$(0.1)	$(232.4)	$0.7

The following table summarizes the assets and liabilities of DSS as of June 30, 2017 and December 31, 2016:

(In millions)	June 30, 2017	December 31, 2016
Assets:
Current assets:
Total current assets	$96.0	$86.5
Non-current assets:
Property, net	178.8	181.4
Goodwill	144.7	144.7
Intangible assets, net	18.8	20.8
Other non-current assets	0.2	0.5
Total non-current assets	342.5	347.4
Net asset impairment for classification to held for sale	(295.9)	—
Assets held-for-sale	$142.6	$433.9

Liabilities:
Current liabilities:
Total current liabilities	$38.5	$45.3
Non-current liabilities:
Deferred income taxes	—	51.3
Other	1.0	1.5
Total non-current liabilities	1.0	52.8

Liabilities held-for-sale	$39.5	$98.1

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2017 and December 31, 2016, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2016	$173.5	$346.4	$11.2	$1.6	$532.7
Acquisition of businesses	—	65.5	—	—	65.5
Currency translation and other adjustments	(0.4)	0.7	—	—	0.3
Balance June 30, 2017	$173.1	$412.6	$11.2	$1.6	$598.5
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$253.2	$(55.2)	$—	$198.0
Patents, technology and other	154.3	(49.0)	(0.2)	105.1
Indefinite-lived trade names	100.3	—	—	100.3
Total	$507.8	$(104.2)	$(0.2)	$403.4

	As of December 31, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$205.1	$(49.9)	$(0.3)	$154.9
Patents, technology and other	132.3	(44.4)	(0.4)	87.5
Indefinite-lived trade names	100.3	—	—	100.3
Total	$437.7	$(94.3)	$(0.7)	$342.7
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	June 30, 2017	December 31, 2016
Finished products	$183.0	$177.4
Work in process	5.4	4.5
Raw materials and supplies	107.6	84.5
Inventories, net	$296.0	$266.4
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	June 30, 2017	December 31, 2016
Land and land improvements	$39.8	$38.7
Buildings	293.7	285.2
Machinery and equipment	1,001.4	966.3
Property, gross	1,334.9	1,290.2
Less accumulated depreciation and amortization	(899.3)	(863.9)
Property, net	$435.6	$426.3
Note 7 — INCOME TAXES
During the three months ended June 30, 2017 and 2016, the Company’s effective tax rate of 21.8% and 25.1%, respectively, was below the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings.

During the first half of 2017 and 2016, the Company’s effective tax rate of 25.5% and 28.0%, respectively, was below the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured term loan due 2022	$640.7	$8.6	$632.1	3.22%
Senior secured revolving credit facility due 2022	145.5	—	145.5	2.73%
5.25% senior notes due 2023	600.0	6.5	593.5	5.25%
Other debt (1)	29.0	—	29.0
Total long-term debt	$1,415.2	$15.1	$1,400.1
Less short-term and current portion of long-term debt	17.6	—	17.6
Total long-term debt, net of current portion	$1,397.6	$15.1	$1,382.5

As of December 31, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured term loan due 2022	$644.0	$8.7	$635.3	3.61%
5.25% senior notes due 2023	600.0	7.1	592.9	5.25%
Other debt (1)	29.7	—	29.7
Total long-term debt	$1,273.7	$15.8	$1,257.9
Less short-term and current portion of long-term debt	18.5	—	18.5
Total long-term debt, net of current portion	$1,255.2	$15.8	$1,239.4

(1)	Other debt includes capital lease obligations of $17.6 million and $17.4 million as of June 30, 2017 and December 31, 2016, respectively.
The agreements governing our senior secured revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2017, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at June 30, 2017 and December 31, 2016 was $1,430.0 million and $1,271.7 million, respectively, compared to carrying values of $1,400.1 million and $1,257.9 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 9 — SEGMENT INFORMATION
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
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution. Previously, PolyOne had five reportable segments, however, as a result of the divestiture of DSS we have removed DSS as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations for additional information.
Segment information for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$218.1	$223.7	$38.6	$206.0	$212.2	$38.2
Specialty Engineered Materials	146.1	158.7	20.3	131.6	143.3	21.4
Performance Products and Solutions	163.3	184.2	22.3	152.0	172.8	21.3
PolyOne Distribution	286.6	290.8	20.3	268.6	272.6	17.8
Corporate and eliminations	—	(43.3)	(21.5)	—	(42.7)	(16.9)
Total	$814.1	$814.1	$80.0	$758.2	$758.2	$81.8

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$424.6	$435.5	$73.7	$407.2	$417.1	$73.1
Specialty Engineered Materials	292.7	317.8	43.9	260.0	284.3	44.8
Performance Products and Solutions	325.5	367.9	44.4	297.2	339.0	41.0
PolyOne Distribution	568.0	576.9	38.9	532.7	541.4	35.3
Corporate and eliminations	—	(87.3)	(36.9)	—	(84.7)	(42.0)
Total	$1,610.8	$1,610.8	$164.0	$1,497.1	$1,497.1	$152.2

	Total Assets
(In millions)	June 30, 2017	December 31, 2016
Color, Additives and Inks	$1,125.8	$923.8
Specialty Engineered Materials	558.0	542.8
Performance Products and Solutions	271.2	241.8
PolyOne Distribution	238.6	207.0
Corporate and eliminations	376.4	389.1
Total assets from continuing operations	2,570.0	2,304.5
Assets held for sale	142.6	433.9
Total assets	$2,712.6	$2,738.4
Note 10 — COMMITMENTS AND CONTINGENCIES
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
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA has requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River (the lower Passaic River Study Area). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a RIFS of the lower Passaic River Study Area. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to any liability or agree to bear any remediation or natural resource damage costs.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report for the lower Passaic River Study Area. In March 2016, the USEPA issued a Record of Decision selecting a remedy for an eight-mile portion of the lower Passaic River Study Area at an estimated and discounted cost of $1.4 billion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River.
As of June 30, 2017, we have concluded that the same uncertainties that limited our ability to reasonably estimate an accrual at December 31, 2016 still exist and any potential accrual will not be material to our Consolidated Financial Statements.
During the six months ended June 30, 2017 and 2016, PolyOne recognized $7.2 million and $3.8 million, respectively, of expense related to environmental remediation activities. These expenses are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Consolidated Balance Sheet includes accruals totaling $116.3 million and $117.3 million as of June 30, 2017 and December 31, 2016, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2017. However, such additional costs, if any, cannot be currently estimated.
Note 11 — EQUITY
Changes in accumulated other comprehensive loss year-to-date as of June 30, 2017 and 2016 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2017	$(99.8)	$5.2	$0.4	$(94.2)
Translation adjustments	19.4	—	—	19.4
Unrealized gain on available-for-sale securities	—	—	(0.1)	(0.1)
Balance at June 30, 2017	$(80.4)	$5.2	$0.3	$(74.9)

Balance at January 1, 2016	$(76.8)	$5.2	$0.3	$(71.3)
Translation adjustments	(4.3)	—	—	(4.3)
Balance at June 30, 2016	$(81.1)	$5.2	$0.3	$(75.6)
Note 12 — SUBSEQUENT EVENTS
On July 6, 2017, the Company completed the acquisition of Mesa Industries, Inc. (Mesa), a United States producer of color and additive materials and services. The results of operations of Mesa will be reported in the Color, Additives and Inks segment subsequent to the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In millions)
Sales	$814.1	$758.2	$1,610.8	$1,497.1

Operating income	$80.0	$81.8	$164.0	$152.2

Net income from continuing operations	$49.6	$50.1	$97.9	$88.3
(Loss) income from discontinued operations, net of income taxes	(231.0)	(0.1)	(232.4)	0.7
Net (loss) income	$(181.4)	$50.0	$(134.5)	$89.0

Net (loss) income attributable to PolyOne common shareholders	$(181.4)	$50.0	$(134.5)	$89.1
Recent Developments
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) to an affiliate of Arsenal Capital Partners for $115.0 million cash, subject to a working capital adjustment. Previously, DSS was included as a separate operating segment. As a result of the sale, the DSS operating segment results are now included in net (loss) income from discontinued operations. Historical information has been retrospectively adjusted to reflect these changes.
On July 6, 2017, the Company completed the acquisition of Mesa Industries, Inc. (Mesa), a United States producer of color and additive materials and services.
On June 8, 2017, the Company completed the acquisition of Rutland Plastic Technologies, Inc. (Rutland), a leading producer of specialty inks and an innovator in textile screen printing solutions and service.
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations.
The results of operations of these acquisitions are reported in the Color, Additives and Inks segment subsequent to their respective acquisition date. These acquisitions are expected to add approximately $85.0 million in sales on an annual basis.

Results of Operations — The three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales	$814.1	$758.2	$55.9	7.4%	$1,610.8	$1,497.1	$113.7	7.6%
Cost of sales	626.1	576.3	(49.8)	(8.6)%	1,240.5	1,138.6	(101.9)	(8.9)%
Gross margin	188.0	181.9	6.1	3.4%	370.3	358.5	11.8	3.3%
Selling and administrative expense	108.0	100.1	(7.9)	(7.9)%	206.3	206.3	—	—%
Operating income	80.0	81.8	(1.8)	(2.2)%	164.0	152.2	11.8	7.8%
Interest expense, net	(15.2)	(14.6)	(0.6)	(4.1)%	(29.8)	(29.2)	(0.6)	(2.1)%
Debt extinguishment costs	—	(0.4)	0.4	100.0%	(0.3)	(0.4)	0.1	25.0%
Other (expense) income, net	(1.4)	0.1	(1.5)	nm	(2.5)	0.1	(2.6)	nm
Income from continuing operations before income taxes	63.4	66.9	(3.5)	(5.2)%	131.4	122.7	8.7	7.1%
Income tax expense	(13.8)	(16.8)	3.0	17.9%	(33.5)	(34.4)	0.9	2.6%
Net income from continuing operations	49.6	50.1	(0.5)	(1.0)%	97.9	88.3	9.6	10.9%
(Loss) income from discontinued operations, net of income taxes	(231.0)	(0.1)	(230.9)	nm	(232.4)	0.7	(233.1)	nm
Net (loss) income	(181.4)	50.0	(231.4)	nm	(134.5)	89.0	(223.5)	nm
Net loss attributable to noncontrolling interests	—	—	—	—%	—	0.1	(0.1)	(100.0)%
Net (loss) income attributable to PolyOne common shareholders	$(181.4)	$50.0	$(231.4)	nm	$(134.5)	$89.1	$(223.6)	nm

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.61	$0.59			$1.20	$1.05
Discontinued operations	(2.83)	—			(2.84)	0.01
Total	$(2.22)	$0.59			$(1.64)	$1.06
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.60	$0.59			$1.19	$1.04
Discontinued operations	(2.80)	—			(2.82)	0.01
Total	$(2.20)	$0.59			$(1.63)	$1.05
nm - not meaningful
Sales
Sales increased $55.9 million, or 7.4%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Previous commercial investments led to organic sales growth of 5.7% and acquisitions increased sales by 2.6%. Partially offsetting these increases was an unfavorable foreign exchange impact of 0.9%.
Sales increased $113.7 million, or 7.6%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Previous commercial investments drove organic sales growth of 6.2% and acquisitions increased sales by 2.3%. Partially offsetting these increases was an unfavorable foreign exchange impact of 0.9%.
Cost of sales
As a percent of sales, cost of sales increased from 76.0% in the three months ended June 30, 2016 to 76.9% in the three months ended June 30, 2017 and from 76.1% in the six months ended June 30, 2016 to 77.0% in the six months ended June 30, 2017, primarily as a result of raw material cost inflation.
Selling and administrative expense
Selling and administrative expenses increased $7.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 driven primarily by a $3.6 million increase due to our continued investment in commercial resources, $3.0 million associated with acquired businesses and a $1.1 million increase in employee costs, including incentives.

Selling and administrative expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 remained consistent primarily as a result of $5.7 million associated with acquired businesses offset by a $3.8 million reversal of certain non-income tax reserves due to the expiration of statute of limitations in 2017 and a $1.8 million decrease in employee costs, including incentives.
Interest expense, net
Interest expense, net for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016 increased $0.6 million. The increase in interest expense primarily relates to increased borrowings under our senior secured term loan.
Income taxes
During the three months ended June 30, 2017, the Company’s effective tax rate of 21.8% differed from the three months ended June 30, 2016 rate of 25.1% primarily due to a more favorable impact of foreign tax rate differences on foreign earnings.
During the first half of 2017, the Company’s effective tax rate of 25.5% differed from the six months ended June 30, 2016 rate of 28.0% primarily due to a more favorable impact of foreign tax rate differences on foreign earnings.
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
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution. Our segments are further discussed in Note 9, Segment Information, to the accompanying Consolidated Financial Statements.
As a result of the divestiture of DSS we have removed DSS as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Discontinued operations are further discussed in Note 3, Discontinued Operations, to the accompanying Consolidated Financial Statements.

Sales and Operating Income — The three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales:
Color, Additives and Inks	$223.7	$212.2	$11.5	5.4%	$435.5	$417.1	$18.4	4.4%
Specialty Engineered Materials	158.7	143.3	15.4	10.7%	317.8	284.3	33.5	11.8%
Performance Products and Solutions	184.2	172.8	11.4	6.6%	367.9	339.0	28.9	8.5%
PolyOne Distribution	290.8	272.6	18.2	6.7%	576.9	541.4	35.5	6.6%
Corporate and eliminations	(43.3)	(42.7)	(0.6)	(1.4)%	(87.3)	(84.7)	(2.6)	(3.1)%
Total Sales	$814.1	$758.2	$55.9	7.4%	$1,610.8	$1,497.1	$113.7	7.6%

Operating income:
Color, Additives and Inks	$38.6	$38.2	$0.4	1.0%	$73.7	$73.1	$0.6	0.8%
Specialty Engineered Materials	20.3	21.4	(1.1)	(5.1)%	43.9	44.8	(0.9)	(2.0)%
Performance Products and Solutions	22.3	21.3	1.0	4.7%	44.4	41.0	3.4	8.3%
PolyOne Distribution	20.3	17.8	2.5	14.0%	38.9	35.3	3.6	10.2%
Corporate and eliminations	(21.5)	(16.9)	(4.6)	(27.2)%	(36.9)	(42.0)	5.1	12.1%
Total Operating Income	$80.0	$81.8	$(1.8)	(2.2)%	$164.0	$152.2	$11.8	7.8%

Operating income as a percentage of sales:
Color, Additives and Inks	17.3%	18.0%	(0.7)	nm	16.9%	17.5%	(0.6)	nm
Specialty Engineered Materials	12.8%	14.9%	(2.1)	nm	13.8%	15.8%	(2.0)	nm
Performance Products and Solutions	12.1%	12.3%	(0.2)	nm	12.1%	12.1%	—	nm
PolyOne Distribution	7.0%	6.5%	0.5	nm	6.7%	6.5%	0.2	nm
Total	9.8%	10.8%	(1.0)	nm	10.2%	10.2%	—	nm
nm - not meaningful
Color, Additives and Inks
Sales increased $11.5 million, or 5.4%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Acquisitions increased sales by 4.7%, while organic sales increased 2.2% driven largely by increases in the packaging and textile markets. Slightly offsetting these increases was unfavorable foreign exchange impacts of 1.5%.
Sales increased $18.4 million, or 4.4%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Acquisitions increased sales by 3.7%, while organic sales increased 2.2% driven largely by increases in the packaging and textile markets. Slightly offsetting these increases was unfavorable foreign exchange impacts of 1.5%.
Operating income increased $0.4 million in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and $0.6 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as the benefit from higher sales was largely offset by the impacts of unfavorable foreign exchange rates and raw material cost inflation.
Specialty Engineered Materials
Sales increased $15.4 million, or 10.7%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increases from acquisitions of 6.9% and organic growth of 5.2% were partially offset by unfavorable foreign exchange of 1.4%.

Sales increased $33.5 million, or 11.8%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases from acquisitions of 6.9% and organic growth of 6.5% were partially offset by unfavorable foreign exchange of 1.6%.
Operating income decreased $1.1 million in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and $0.9 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as the benefit of increased sales was more than offset by raw material cost inflation.
Performance Products and Solutions
Sales increased $11.4 million, or 6.6%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and $28.9 million, or 8.5%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to volume growth in the electrical and industrial markets.
Operating income increased $1.0 million in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and $3.4 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The benefit of increased sales was partially offset by raw material cost inflation.
PolyOne Distribution
Sales increased $18.2 million, or 6.7%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and $35.5 million, or 6.6%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as a result of increased volume and higher overall average selling prices associated with raw material cost inflation.
Operating income increased $2.5 million in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and $3.6 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily as a result of increased sales and favorable mix, which was partially offset by increased selling and administrative costs related to our continued investment in commercial resources.
Corporate and Eliminations
Corporate and eliminations increased $4.6 million in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily as a result of increased employee costs, including incentives, and a reduction of reimbursements from previously incurred environmental costs.
Corporate and eliminations decreased $5.1 million in the six months ended June 30, 2017 as compared to the three months ended June 30, 2016. This improvement was primarily a result of a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations and a $4.3 million legal settlement received in the first quarter of 2017. These improvements were partially offset by a reduction of reimbursements from previously incurred environmental costs.
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
The following table summarizes our liquidity as of June 30, 2017 and December 31, 2016:

(In millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$191.1	$225.5
Revolving credit availability	294.7	386.2
Liquidity	$485.8	$611.7
As of June 30, 2017, approximately 90% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes is not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy.
Cash Flows
The following describes the material components of cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016.
Operating Activities — In the six months ended June 30, 2017, net cash provided by operating activities was $43.7 million as compared to net cash provided by operating activities of $54.6 million for the six months ended June 30, 2016. The decrease in net cash provided by operating activities of $10.9 million is primarily a result of an increase in working capital in support of higher revenues.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the first half of 2017 increased to 10.1% compared to 10.0% for the first half of 2016. This increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2017 of $162.2 million reflects $137.9 million of acquisitions and $34.1 million of capital expenditures, partially offset by the sale of assets of $9.8 million.
Net cash used by investing activities during the six months ended June 30, 2016 of $103.4 million reflects the acquisition of certain businesses for $72.8 million and $39.6 million of capital expenditures, partially offset by the sale of assets of $9.0 million.
Financing Activities — Net cash provided by financing activities for the six months ended June 30, 2017 of $80.2 million reflects the net borrowings of $144.6 million under our senior secured revolving credit facility, principally to finance our acquisition of Rutland, primarily offset by $34.3 million of repurchases of our outstanding common shares and $22.2 million of dividends paid.
Net cash used by financing activities for the six months ended June 30, 2016 of $68.3 million is primarily related to $39.6 million of repurchases of our outstanding common shares and $20.7 million of dividends paid.
Debt
As of June 30, 2017, the principal amount of debt totaled $1,415.2 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2017	$14.5
2018	20.9
2019	6.6
2020	6.6
2021	6.6
2022	757.1
Thereafter	602.9
Aggregate maturities	$1,415.2
As of June 30, 2017, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt please see Note 8, Financing Arrangements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2017, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2016.

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

•
an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to acquisition and integration, working capital reductions, cost reductions and employee productivity goals;

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	7,485,928
May 1 to May 31	—	—	—	7,485,928
June 1 to June 30	—	—	—	7,485,928
Total	—	$—	—
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of June 30, 2017, approximately 7.5 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. EXHIBITS
Exhibits - Refer to the Exhibit Index attached, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2017	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1*	Equity Purchase Agreement dated June 29, 2017, by and among PolyOne Corporation, PolyOne Designed Structures and Solutions LLC and NLIN Plastics, LLC.

10.1	PolyOne 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)

31.1	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
*Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.