Form 10-Q
period 2017-09-30
POLYONE CORP
filed 2017-10-25
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of September 30, 2017 was 80,804,215.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$818.5	$746.7	$2,429.3	$2,243.8
Cost of sales	639.0	580.6	1,879.5	1,719.2
Gross margin	179.5	166.1	549.8	524.6
Selling and administrative expense	111.8	94.1	318.1	300.4
Operating income	67.7	72.0	231.7	224.2
Interest expense, net	(15.5)	(15.1)	(45.3)	(44.3)
Debt extinguishment costs	—	—	(0.3)	(0.4)
Other expense, net	(0.7)	(0.1)	(3.2)	—
Income from continuing operations before income taxes	51.5	56.8	182.9	179.5
Income tax expense	(11.3)	(14.0)	(44.8)	(48.4)
Net income from continuing operations	40.2	42.8	138.1	131.1
(Loss) income from discontinued operations, net of income taxes	(1.4)	(0.5)	(233.8)	0.2
Net income (loss)	$38.8	$42.3	$(95.7)	$131.3
Net loss attributable to noncontrolling interests	—	—	—	0.1
Net income (loss) attributable to PolyOne common shareholders	$38.8	$42.3	$(95.7)	$131.4

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.50	$0.51	$1.69	$1.56
Discontinued operations	(0.02)	(0.01)	(2.86)	—
Total	$0.48	$0.50	$(1.17)	$1.56
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.49	$0.51	$1.68	$1.55
Discontinued operations	(0.02)	(0.01)	(2.84)	—
Total	$0.47	$0.50	$(1.16)	$1.55

Weighted-average shares used to compute earnings per common share:
Basic	81.2	83.9	81.7	84.2
Plus dilutive impact of share-based compensation	0.8	0.6	0.6	0.6
Diluted	82.0	84.5	82.3	84.8

Anti-dilutive shares not included in diluted common shares outstanding	—	0.2	—	0.2

Cash dividends declared per share of common stock	$0.135	$0.120	$0.405	$0.360
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$38.8	$42.3	$(95.7)	$131.3
Other comprehensive income (loss)
Translation adjustments	16.0	0.7	35.4	(3.6)
Unrealized gain on available-for-sale securities	—	0.2	(0.1)	0.2
Total comprehensive income (loss)	54.8	43.2	(60.4)	127.9
Comprehensive loss attributable to noncontrolling interests	—	—	—	0.1
Comprehensive income (loss) attributable to PolyOne common shareholders	$54.8	$43.2	$(60.4)	$128.0
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$233.5	$225.5
Accounts receivable, net	431.1	325.6
Inventories, net	308.9	266.4
Current assets held-for-sale	—	86.5
Other current assets	70.5	45.5
Total current assets	1,044.0	949.5
Property, net	447.8	426.3
Goodwill	608.9	532.7
Intangible assets, net	405.7	342.7
Non-current assets held for sale	—	347.4
Other non-current assets	143.1	139.8
Total assets	$2,649.5	$2,738.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$32.5	$18.5
Accounts payable	378.2	320.9
Current liabilities held-for-sale	—	45.3
Accrued expenses and other current liabilities	123.2	125.2
Total current liabilities	533.9	509.9
Non-current liabilities:
Long-term debt	1,319.5	1,239.4
Pension and other post-retirement benefits	63.4	63.1
Non-current liabilities held for sale	—	52.8
Other non-current liabilities	164.0	147.7
Total non-current liabilities	1,546.9	1,503.0
Shareholders’ equity:
PolyOne shareholders’ equity	567.9	724.7
Noncontrolling interests	0.8	0.8
Total equity	568.7	725.5
Total liabilities and shareholders’ equity	$2,649.5	$2,738.4
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net (loss) income	$(95.7)	$131.3
Adjustments to reconcile net income to net cash used by operating activities:
Loss on sale of business, net of tax	228.7	—
Depreciation and amortization	75.7	74.7
Accelerated depreciation and fixed asset charges associated with restructuring activities	0.9	4.6
Gain from sale of closed facilities	(3.6)	—
Debt extinguishment costs	0.3	0.4
Share-based compensation expense	8.0	6.5
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(83.6)	(67.4)
Increase in inventories	(21.7)	(10.4)
Increase in accounts payable	43.0	30.1
Decrease in pension and other post-retirement benefits	(10.4)	(31.3)
Decrease in accrued expenses and other assets and liabilities - net	(30.4)	(6.0)
Net cash provided by operating activities	111.2	132.5
Investing Activities
Capital expenditures	(52.0)	(58.0)
Business acquisitions, net of cash acquired	(163.8)	(158.3)
Proceeds from sale of business and other assets	123.0	9.8
Net cash used by investing activities	(92.8)	(206.5)
Financing Activities
Proceeds from long-term debt	—	100.0
Borrowings under credit facilities	1,111.2	805.9
Repayments under credit facilities	(1,013.3)	(806.4)
Purchase of common shares for treasury	(70.7)	(50.7)
Cash dividends paid	(33.2)	(30.1)
Repayment of long-term debt	(4.9)	(4.4)
Payments of withholding tax on share awards	(2.9)	(4.7)
Debt financing costs	(2.5)	(1.9)
Net cash (used) provided by financing activities	(16.3)	7.7
Effect of exchange rate changes on cash	4.7	(1.3)
Increase (decrease) in cash and cash equivalents	6.8	(67.6)
Cash and cash equivalents at beginning of period	226.7	279.8
Cash and cash equivalents at end of period	$233.5	$212.2
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
Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2017. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
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
As a result of this adoption, certain reclassifications of the prior period presentation have been made to conform to the presentation for the current period. The excess tax benefits are classified as an operating activity, rather than a financing activity, and the cash paid for shares withheld to satisfy statutory tax withholding obligations are classified as a financing activity ($4.7 million for the nine months ended September 30, 2016) on the Consolidated Statement of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for revenue recognition that focuses on transfer of control. We are analyzing the impact of the standard on our contract portfolio and reviewing our current accounting policies and practices to identify the impact of the new standard. The implementation team has identified our revenue streams and is currently assessing the expected impact that ASU 2014-09, along with the subsequent updates and clarifications collectively known as Accounting Standards Codification (ASC) 606, will have on our Consolidated Financial Statements as well as future disclosure requirements, processes and internal controls. We expect to adopt ASC 606 using the modified retrospective method. We do not expect a material impact to the Consolidated Financial Statements from the adoption of ASC 606. The Company will adopt ASC 606 no later than the required date of January 1, 2018.

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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. There would be no material impact on our Consolidated Financial Statements from intercompany transactions completed as of December 31, 2016 and September 30, 2017. We will continue to assess the impact of ASU 2016-16 on future transactions and the Company will adopt ASU 2016-16 no later than the required date of January 1, 2018.
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
Note 2 — BUSINESS COMBINATIONS
On July 5, 2017, the Company completed the acquisition of Mesa Industries, Inc. (Mesa), a producer of solid and liquid colorant technologies. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
On June 8, 2017, the Company completed the acquisition of Rutland Plastic Technologies, Inc. (Rutland). Rutland is a leading producer of specialty inks and an innovator in textile screen printing solutions and services. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
The combined purchase price of Mesa, Rutland and SilCoTec was $163.8 million, net of cash acquired. The preliminary purchase price allocation for Mesa, Rutland and SilCoTec resulted in goodwill of $76.8 million, intangible assets of $76.8 million, net working capital of $21.9 million and deferred tax liabilities of $25.1 million. The intangible assets that have been acquired are being amortized over a period of 5 to 20 years. The results of operations of Mesa, Rutland and SilCoTec are reported in the Color, Additives and Inks segment subsequent to the acquisition dates. Sales of Mesa, Rutland and SilCoTec included in our three and nine month ended September 30, 2017 results were $23.8 million and $35.5 million, respectively.
Note 3 — DISCONTINUED OPERATIONS
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) to an affiliate of Arsenal Capital Partners for $115.0 million cash. The sale resulted in the recognition of an after-tax loss of $228.7 million, which is reflected within the Loss from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
PolyOne has classified the DSS assets and liabilities as held-for-sale as of December 31, 2016 in the accompanying Condensed Consolidated Balance Sheets and has classified the DSS operating results and the loss on the sale, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statement of Income for all periods presented. Previously, DSS was included as a separate operating segment.

The following table summarizes the discontinued operations associated with DSS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Sales	$15.8	$96.9	$222.1	$308.3

Loss on sale	$0.5	$—	$(295.4)	$—
Loss from operations	(3.3)	(0.9)	(8.6)	—
Loss before taxes	(2.8)	(0.9)	(304.0)	—
Income tax benefit	1.4	0.4	70.2	0.2
(Loss) income from discontinued operations, net of taxes	$(1.4)	$(0.5)	$(233.8)	$0.2

The following table summarizes the assets and liabilities of DSS as of December 31, 2016:

(In millions)	December 31, 2016
Assets:
Current assets:
Total current assets	$86.5
Non-current assets:
Property, net	181.4
Goodwill	144.7
Intangible assets, net	20.8
Other non-current assets	0.5
Total non-current assets	347.4

Assets held-for-sale	$433.9

Liabilities:
Current liabilities:
Total current liabilities	$45.3
Non-current liabilities:
Deferred income taxes	51.3
Other	1.5
Total non-current liabilities	52.8

Liabilities held-for-sale	$98.1

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2017 and December 31, 2016, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2016	$173.5	$346.4	$11.2	$1.6	$532.7
Acquisition of businesses	—	75.4	—	—	75.4
Currency translation and other adjustments	(0.2)	1.0	—	—	0.8
Balance September 30, 2017	$173.3	$422.8	$11.2	$1.6	$608.9
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$257.3	$(58.3)	$—	$199.0
Patents, technology and other	158.2	(51.7)	(0.1)	106.4
Indefinite-lived trade names	100.3	—	—	100.3
Total	$515.8	$(110.0)	$(0.1)	$405.7

	As of December 31, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$205.1	$(49.9)	$(0.3)	$154.9
Patents, technology and other	132.3	(44.4)	(0.4)	87.5
Indefinite-lived trade names	100.3	—	—	100.3
Total	$437.7	$(94.3)	$(0.7)	$342.7
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	September 30, 2017	December 31, 2016
Finished products	$183.0	$177.4
Work in process	6.2	4.5
Raw materials and supplies	119.7	84.5
Inventories, net	$308.9	$266.4
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	September 30, 2017	December 31, 2016
Land and land improvements	$40.5	$38.7
Buildings	300.2	285.2
Machinery and equipment	1,020.1	966.3
Property, gross	1,360.8	1,290.2
Less accumulated depreciation and amortization	(913.0)	(863.9)
Property, net	$447.8	$426.3
Note 7 — INCOME TAXES
During the three months ended September 30, 2017 and 2016, the Company’s effective tax rate of 21.9% and 24.6%, respectively, was below the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings.

During the nine months ended September 30, 2017 and 2016, the Company’s effective tax rate of 24.5% and 27.0%, respectively, was below the Company's federal statutory rate of 35.0% primarily due to the favorable impact of foreign tax rate differences on foreign earnings.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured term loan due 2022	$639.1	$8.8	$630.3	3.27%
Senior secured revolving credit facility due 2022	98.5	—	98.5	2.71%
5.25% senior notes due 2023	600.0	6.2	593.8	5.25%
Other debt (1)	29.4	—	29.4
Total long-term debt	$1,367.0	$15.0	$1,352.0
Less short-term and current portion of long-term debt	32.5	—	32.5
Total long-term debt, net of current portion	$1,334.5	$15.0	$1,319.5

As of December 31, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured term loan due 2022	$644.0	$8.7	$635.3	3.61%
5.25% senior notes due 2023	600.0	7.1	592.9	5.25%
Other debt (1)	29.7	—	29.7
Total long-term debt	$1,273.7	$15.8	$1,257.9
Less short-term and current portion of long-term debt	18.5	—	18.5
Total long-term debt, net of current portion	$1,255.2	$15.8	$1,239.4

(1)	Other debt includes capital lease obligations of $17.7 million and $17.4 million as of September 30, 2017 and December 31, 2016, respectively.
On August 15, 2017, the Company entered into a fourth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 200 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 200 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points or (ii) a margin rate of 100 basis points plus a Prime Rate, subject to a floor of 175 basis points.
The agreements governing our senior secured revolving credit facility and our secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2017, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at September 30, 2017 and December 31, 2016 was $1,396.0 million and $1,271.7 million, respectively, compared to carrying values of $1,352.0 million and $1,257.9 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution. Previously, PolyOne had five reportable segments. However, as a result of the divestiture of DSS, we have removed DSS as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations for additional information.
Segment information for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$232.6	$235.1	$36.4	$191.3	$195.9	$31.4
Specialty Engineered Materials	143.9	156.3	18.3	132.6	146.2	20.5
Performance Products and Solutions	155.1	175.7	17.8	152.4	171.3	18.0
PolyOne Distribution	286.9	291.1	18.6	270.4	274.8	18.2
Corporate and eliminations	—	(39.7)	(23.4)	—	(41.5)	(16.1)
Total	$818.5	$818.5	$67.7	$746.7	$746.7	$72.0

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$657.2	$670.6	$110.1	$598.5	$613.0	$104.5
Specialty Engineered Materials	436.6	474.1	62.2	392.6	430.5	65.3
Performance Products and Solutions	480.6	543.6	62.2	449.6	510.3	59.0
PolyOne Distribution	854.9	868.0	57.5	803.1	816.2	53.5
Corporate and eliminations	—	(127.0)	(60.3)	—	(126.2)	(58.1)
Total	$2,429.3	$2,429.3	$231.7	$2,243.8	$2,243.8	$224.2

	Total Assets
(In millions)	September 30, 2017	December 31, 2016
Color, Additives and Inks	$1,161.8	$923.8
Specialty Engineered Materials	543.2	542.8
Performance Products and Solutions	281.9	241.8
PolyOne Distribution	247.9	207.0
Corporate and eliminations	414.7	389.1
Total assets from continuing operations	2,649.5	2,304.5
Assets held for sale	—	433.9
Total assets	$2,649.5	$2,738.4
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
A remedial investigation and feasibility study (RIFS) is underway at Calvert City. The United States Environmental Protection Agency (USEPA) provided a remedial investigation report in 2015 and assumed responsibility for the completion of the feasibility study. In 2016, the USEPA conducted additional site investigations from which results are still being reviewed. We continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement.
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
As of September 30, 2017, we have concluded that the same uncertainties that limited our ability to reasonably estimate an accrual at December 31, 2016 still exist and any potential accrual will not be material to our Consolidated Financial Statements.
During the nine months ended September 30, 2017 and 2016, PolyOne recognized $12.1 million and $6.2 million, respectively, of expense related to environmental remediation activities. During the nine months ended September 30, 2017 and 2016, PolyOne received $6.3 million and $5.3 million, respectively, of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Consolidated Balance Sheet includes accruals totaling $117.8 million and $117.3 million as of September 30, 2017 and December 31, 2016, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2017. However, such additional costs, if any, cannot be currently estimated.

Note 11 — EQUITY
Changes in accumulated other comprehensive loss year-to-date as of September 30, 2017 and 2016 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Unrealized Gain in Available-for-Sale Securities	Total
Balance at January 1, 2017	$(99.8)	$5.2	$0.4	$(94.2)
Translation adjustments	35.4	—	—	35.4
Unrealized loss on available-for-sale securities	—	—	(0.1)	(0.1)
Balance at September 30, 2017	$(64.4)	$5.2	$0.3	$(58.9)

Balance at January 1, 2016	$(76.8)	$5.2	$0.3	$(71.3)
Translation adjustments	(3.6)	—	—	(3.6)
Unrecognized gain on available-for-sale securities	—	—	0.2	0.2
Balance at September 30, 2016	$(80.4)	$5.2	$0.5	$(74.7)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In millions)
Sales	$818.5	$746.7	$2,429.3	$2,243.8

Operating income	$67.7	$72.0	$231.7	$224.2

Net income from continuing operations	$40.2	$42.8	$138.1	$131.1
(Loss) income from discontinued operations, net of income taxes	(1.4)	(0.5)	(233.8)	0.2
Net income (loss)	$38.8	$42.3	$(95.7)	$131.3

Net income (loss) attributable to PolyOne common shareholders	$38.8	$42.3	$(95.7)	$131.4
Recent Developments
On July 19, 2017, PolyOne divested its Designed Structures and Solutions (DSS) segment to an affiliate of Arsenal Capital Partners. Previously, DSS was included as a separate operating segment. As a result of the sale, the DSS operating segment results are now reported as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes.
On July 5, 2017, the Company completed the acquisition of Mesa Industries, Inc. (Mesa), a United States producer of color and additive materials and services.
On June 8, 2017, the Company completed the acquisition of Rutland Plastic Technologies, Inc. (Rutland), a leading producer of specialty inks and an innovator in textile screen printing solutions and service.
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations.
The results of operations of these acquisitions are included in the Color, Additives and Inks segment subsequent to the respective acquisition dates. These acquisitions are expected to add approximately $85.0 million in sales on an annual basis.

Results of Operations — The three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales	$818.5	$746.7	$71.8	9.6%	$2,429.3	$2,243.8	$185.5	8.3%
Cost of sales	639.0	580.6	(58.4)	(10.1)%	1,879.5	1,719.2	(160.3)	(9.3)%
Gross margin	179.5	166.1	13.4	8.1%	549.8	524.6	25.2	4.8%
Selling and administrative expense	111.8	94.1	(17.7)	(18.8)%	318.1	300.4	(17.7)	(5.9)%
Operating income	67.7	72.0	(4.3)	(6.0)%	231.7	224.2	7.5	3.3%
Interest expense, net	(15.5)	(15.1)	(0.4)	(2.6)%	(45.3)	(44.3)	(1.0)	(2.3)%
Debt extinguishment costs	—	—	—	—%	(0.3)	(0.4)	0.1	25.0%
Other expense, net	(0.7)	(0.1)	(0.6)	nm	(3.2)	—	(3.2)	nm
Income from continuing operations before income taxes	51.5	56.8	(5.3)	(9.3)%	182.9	179.5	3.4	1.9%
Income tax expense	(11.3)	(14.0)	2.7	19.3%	(44.8)	(48.4)	3.6	7.4%
Net income from continuing operations	40.2	42.8	(2.6)	(6.1)%	138.1	131.1	7.0	5.3%
(Loss) income from discontinued operations, net of income taxes	(1.4)	(0.5)	(0.9)	nm	(233.8)	0.2	(234.0)	nm
Net income (loss)	38.8	42.3	(3.5)	(8.3)%	(95.7)	131.3	(227.0)	nm
Net loss attributable to noncontrolling interests	—	—	—	—%	—	0.1	(0.1)	(100.0)%
Net income (loss) attributable to PolyOne common shareholders	$38.8	$42.3	$(3.5)	(8.3)%	$(95.7)	$131.4	$(227.1)	nm

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.50	$0.51			$1.69	$1.56
Discontinued operations	(0.02)	(0.01)			(2.86)	—
Total	$0.48	$0.50			$(1.17)	$1.56
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.49	$0.51			$1.68	$1.55
Discontinued operations	(0.02)	(0.01)			(2.84)	—
Total	$0.47	$0.50			$(1.16)	$1.55
nm - not meaningful
Sales
Sales increased $71.8 million, or 9.6%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Previous commercial investments led to organic sales growth of 5.1%, acquisitions added 3.8% to the growth rate and favorable foreign exchange increased sales 0.7%.
Sales increased $185.5 million, or 8.3%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Previous commercial investments drove organic sales growth of 5.9% and acquisitions increased sales by 2.8%. Unfavorable foreign exchange partially offset sales by 0.4%.
Cost of sales
As a percent of sales, cost of sales increased from 77.8% in the three months ended September 30, 2016 to 78.1% in the three months ended September 30, 2017 and from 76.6% in the nine months ended September 30, 2016 to 77.4% in the nine months ended September 30, 2017, primarily as a result of raw material cost inflation.
Selling and administrative expense
Selling and administrative expenses increased $17.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 driven primarily by $9.6 million of additional incentives and other employee costs and $5.0 million associated with acquired businesses.

Selling and administrative expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased $17.7 million primarily as a result of $10.7 million associated with acquired businesses, $8.8 million in additional compensation and employee costs. A $3.8 million reversal of certain non-income tax reserves due to the expiration of statute of limitations in 2017 partially offset these increases.
Income taxes
During the three months ended September 30, 2017, the Company’s effective tax rate was 21.9% versus 24.6% for the three months ended September 30, 2016, primarily due to a more favorable impact of foreign tax rate differences on foreign earnings.
During the nine months ended September 30, 2017, the Company’s effective tax rate of 24.5% was lower than the nine months ended September 30, 2016 rate of 27.0% primarily due to the overall mix of domestic and foreign earnings.
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
As a result of the divestiture of DSS, we have removed DSS as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Discontinued operations are further discussed in Note 3, Discontinued Operations, to the accompanying Consolidated Financial Statements.

Sales and Operating Income — The three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales:
Color, Additives and Inks	$235.1	$195.9	$39.2	20.0%	$670.6	$613.0	$57.6	9.4%
Specialty Engineered Materials	156.3	146.2	10.1	6.9%	474.1	430.5	43.6	10.1%
Performance Products and Solutions	175.7	171.3	4.4	2.6%	543.6	510.3	33.3	6.5%
PolyOne Distribution	291.1	274.8	16.3	5.9%	868.0	816.2	51.8	6.3%
Corporate and eliminations	(39.7)	(41.5)	1.8	4.3%	(127.0)	(126.2)	(0.8)	(0.6)%
Total Sales	$818.5	$746.7	$71.8	9.6%	$2,429.3	$2,243.8	$185.5	8.3%

Operating income:
Color, Additives and Inks	$36.4	$31.4	$5.0	15.9%	$110.1	$104.5	$5.6	5.4%
Specialty Engineered Materials	18.3	20.5	(2.2)	(10.7)%	62.2	65.3	(3.1)	(4.7)%
Performance Products and Solutions	17.8	18.0	(0.2)	(1.1)%	62.2	59.0	3.2	5.4%
PolyOne Distribution	18.6	18.2	0.4	2.2%	57.5	53.5	4.0	7.5%
Corporate and eliminations	(23.4)	(16.1)	(7.3)	(45.3)%	(60.3)	(58.1)	(2.2)	(3.8)%
Total Operating Income	$67.7	$72.0	$(4.3)	(6.0)%	$231.7	$224.2	$7.5	3.3%

Operating income as a percentage of sales:
Color, Additives and Inks	15.5%	16.0%	(0.5)	nm	16.4%	17.0%	(0.6)	nm
Specialty Engineered Materials	11.7%	14.0%	(2.3)	nm	13.1%	15.2%	(2.1)	nm
Performance Products and Solutions	10.1%	10.5%	(0.4)	nm	11.4%	11.6%	(0.2)	nm
PolyOne Distribution	6.4%	6.6%	(0.2)	nm	6.6%	6.6%	—	nm
Total	8.3%	9.6%	(1.3)	nm	9.5%	10.0%	(0.5)	nm
nm - not meaningful
Color, Additives and Inks
Sales grew by $39.2 million, or 20.0%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Acquisitions increased sales by 13.3% and organic sales growth of 4.8% was primarily driven by the packaging, wire & cable and textile end markets. Favorable foreign exchange added 1.9% to the sales growth rate.
Sales grew by $57.6 million, or 9.4%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Acquisitions increased sales by 6.7% and organic sales growth of 3.1% was primarily driven by the packaging, wire & cable and textile end markets. Slightly offsetting these increases was unfavorable foreign exchange impacts of 0.4%.
Operating income rose by $5.0 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, largely driven by $3.7 million from acquisitions, $2.7 million from higher organic sales and a favorable foreign exchange impact of $0.8 million. These increases were partially offset by raw material inflation and increased incentive costs.
Operating income rose by $5.6 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This growth was largely driven by $6.7 million from acquisitions partially offset by unfavorable foreign exchange, raw material cost inflation and increased incentive costs.

Specialty Engineered Materials
Sales increased $10.1 million, or 6.9%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, largely driven by organic growth of 4.1%, a 1.4% impact from acquisitions and favorable foreign exchange of 1.4%.
Sales increased $43.6 million, or 10.1%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, largely driven by organic growth of 5.7% and a 5.0% impact from acquisitions. Unfavorable foreign exchange of 0.6% offset sales.
Operating income decreased $2.2 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and $3.1 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as the benefit of increased sales was more than offset by raw material cost inflation.
Performance Products and Solutions
Sales increased $4.4 million, or 2.6%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to volume growth in the electrical market as well as higher average selling prices, resulting from an increase in hydrocarbon based raw material costs.
Sales increased $33.3 million, or 6.5%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to volume growth in the industrial and electrical markets as well as higher average selling prices resulting from an increase in hydrocarbon based raw material costs.
Operating income decreased $0.2 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as the benefit of increased sales were more than offset by raw material cost inflation and higher manufacturing costs resulting from hurricane Harvey.
Operating income increased $3.2 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as the benefit of increased sales was partially offset by raw material cost inflation.
PolyOne Distribution
Sales increased $16.3 million, or 5.9%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and $51.8 million, or 6.3%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of growth in the consumer, appliance and industrial end markets, and higher overall average selling prices associated with hydrocarbon based raw material cost inflation.
Operating income increased $0.4 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and $4.0 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily as a result of increased sales and favorable mix, which was partially offset by increased costs related to our continued investment in commercial resources.
Corporate and Eliminations
Corporate and eliminations increased $7.3 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of higher compensation and employee costs.
Corporate and eliminations increased $2.2 million in the nine months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of increased compensation and employee costs, partially offset by a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations.
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

The following table summarizes our liquidity as of September 30, 2017 and December 31, 2016:

(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$233.5	$225.5
Revolving credit availability	277.8	386.2
Liquidity	$511.3	$611.7
As of September 30, 2017, approximately 83% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of these funds could result in potential foreign and domestic taxes. To the extent foreign earnings previously treated as permanently reinvested were to be repatriated, the potential U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, due to the complexities associated with this hypothetical calculation.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016.
Operating Activities — In the nine months ended September 30, 2017, net cash provided by operating activities was $111.2 million as compared to net cash provided by operating activities of $132.5 million for the nine months ended September 30, 2016 reflecting an increase in working capital in support of higher revenues.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the third quarter of 2017 increased to 10.3% compared to 9.9% for the third quarter of 2016. This working capital increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2017 of $92.8 million reflects $163.8 million of acquisitions and $52.0 million of capital expenditures, partially offset by the proceeds from sale of business and other assets of $123.0 million.
Net cash used by investing activities during the nine months ended September 30, 2016 of $206.5 million reflects $158.3 million of acquisitions and $58.0 million of capital expenditures, partially offset by the sale of assets of $9.8 million.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2017 of $16.3 million reflects the $70.7 million of repurchases of our outstanding common shares and $33.2 million of dividends paid, primarily offset by net borrowings of $97.9 million under our senior secured revolving credit facility.
Net cash provided by financing activities for the nine months ended September 30, 2016 of $7.7 million reflects the increase of $100.0 million to the senior secured term loan due 2022 for acquisitions, offset primarily by $50.7 million of repurchases of our outstanding common shares and $30.1 million of dividends paid.
Debt
As of September 30, 2017, the principal amount of debt totaled $1,367.0 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2017	$13.3
2018	20.8
2019	6.6
2020	6.6
2021	6.6
2022	710.1
Thereafter	603.0
Aggregate maturities	$1,367.0
As of September 30, 2017, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt please see Note 8, Financing Arrangements.

On August 15, 2017, the Company entered into a fourth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 200 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 200 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points or (ii) a margin rate of 100 basis points plus a Prime Rate, subject to a floor of 175 basis points.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2017, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2016.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	439,640	$37.08	439,640	7,046,288
August 1 to August 31	560,414	35.95	560,414	6,485,874
September 1 to September 30	—	—	—	6,485,874
Total	1,000,054	$—	1,000,054
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of September 30, 2017, approximately 6.5 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto.

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

October 25, 2017	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer