Form 10-K
period 2017-12-31
POLYONE CORP
filed 2018-02-15
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2017, determined using a per share closing price on that date of $38.74, as quoted on the New York Stock Exchange, was $3.2 billion.
The number of shares of common shares outstanding as of February 1, 2018 was 80,888,155.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2018 Annual Meeting of Shareholders.

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

1 POLYONE CORPORATION

ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymers and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities in North America, South America, Europe, Asia and Africa. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
PolyOne was formed on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). Geon’s roots date back to 1927 when B.F.Goodrich scientist Waldo Semon produced the first usable vinyl polymer. In 1948, B.F.Goodrich created a vinyl plastic division that was subsequently spun off through a public offering in 1993, creating The Geon Company, a separate publicly-held company. Hanna was formed in 1885 as a privately-held company and became publicly-held in 1927. In the mid-1980s, Hanna began to divest its historic mining and shipping businesses to focus on polymers. Hanna purchased its first polymer company in 1986 and completed its 26th polymer company acquisition in 2000.
PolyOne Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We employ approximately 6,300 people and have 70 manufacturing sites and eight distribution facilities in North America, South America, Europe, Asia and Africa. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2017, we had sales of $3.2 billion, 41% of which were to customers outside the United States.
We are able to leverage our polymer and formulation expertise with our operational capabilities, creating an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with global reach and more effective material-based solutions to improve their profitability and competitive advantage. Our goal is to provide our customers with specialized materials and service solutions through our global footprint, broad market knowledge, technical expertise, product breadth, efficient manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets include healthcare, transportation, packaging, consumer, building and construction, industrial, wire and cable, electrical and electronics and appliance.
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

2 POLYONE CORPORATION

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
PolyOne Segments
We operate in four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; 3) Performance Products and Solutions; and (4) PolyOne Distribution. Previously, PolyOne had five reportable segments. However, as a result of the divestiture of the Designed Structures & Solutions segment (DSS), we have removed DSS as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations for additional information.
On January 2, 2018, the Company completed the acquisition of IQAP Masterbatch Group S.L. (IQAP), an innovative producer of specialty colorants and additives based in Spain with customers throughout Europe. The results of operations of IQAP will be reported in the Color, Additives and Inks segment. The acquisition of IQAP is expected to add approximately $45.0 million in annual sales.
On July 5, 2017, the Company completed the acquisition of assets from Mesa Industries, Inc. (Mesa), a producer of solid and liquid colorant technologies.
On June 8, 2017, the Company completed the acquisition of Rutland Holding Company (Rutland). Rutland is a leading producer of specialty inks and an innovator in textile screen printing solutions and services.
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations.
The results of operations of the 2017 acquisitions are reported in the Color, Additives and Inks segment subsequent to their respective acquisition dates. The 2017 acquisitions collectively added $57.7 million to total sales for the year ended December 31, 2017.
Our segments are further detailed in Note 14, Segment Information.
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

3 POLYONE CORPORATION

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
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2017, and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development was $52.1 million in 2017, $50.4 million in 2016 and $48.9 million in 2015.
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

4 POLYONE CORPORATION

Employees
As of December 31, 2017, we employed approximately 6,300 people. Approximately 2% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.
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
We are strongly committed to safety as evidenced by our injury incidence rate of 0.69 per 100 full-time workers per year in 2017 and 0.74 in 2016. The 2016 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 3.9. Further, we recently achieved the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on PolyOne's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance PolyOne places on having world-class environmental, health, safety and security performance.
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
We incurred environmental expenses, before insurance recoveries, of $14.8 million in 2017, $8.3 million in 2016 and $9.3 million in 2015. Our environmental expense in 2017, 2016 and 2015 related mostly to ongoing remediation projects. In 2017, 2016 and 2015, we recognized gains associated with insurance recoveries of $9.1 million, $6.1 million and $3.5 million, respectively, as reimbursement of previously incurred environmental remediation costs.
We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at certain sites we, or our predecessors, formerly owned or operated. With respect to the former Goodrich Corporation Calvert City site, contrary to prior understanding, the United States Environmental Protection Agency (USEPA) issued a proposed plan on December 1, 2017 identifying significant remedial actions beyond containment. During the public comment period, we had meaningful discussions with the USEPA regarding an alternative remedy, performed additional technical analysis to support our remedy, and have provided this information to the USEPA in our formal comment response. We believe this alternative is equally protective of human health and the environment, can commence contamination removal much more quickly, is less disruptive to the business operating at the site, and is more cost effective. These discussions, along with our technical analysis of an alternative remedy, give us reason to believe that there are two likely outcomes, the EPA’s proposed plan and our proposed alternative remedy, with neither outcome being more likely than the other. As such, we have not adjusted our current reserve of $107.0 million, which reflects the low end of the range of these two outcomes. Based on the USEPA's proposed plan issued on December 1, 2017, the cost estimate for their proposed remedy is $244.0 million. The USEPA could issue its Record of Decision as early as the

5 POLYONE CORPORATION

first quarter of 2018, and if the USEPA determines our alternative remedy is not appropriate, there could be an adjustment to increase our current reserve based on the proposed plan issued on December 1, 2017.
Environmental reserves for all other sites totaled $10.1 million as of December 31, 2017, covering probable future environmental expenditures that we can reasonably estimate related to previously contaminated sites, other third party liabilities, alleged contributions of contamination and contractual indemnification of other parties. This amount represents our best estimate of probable costs, based upon the information and technology currently available. We continue to pursue available insurance coverage related to all matters and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.
Refer to Note 11, Commitments and Contingencies, for further discussion of the Calvert City site and our overall environmental liability.
We expect 2018 cash environmental expenditures to approximate $10.0 million.
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
Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control.
Several factors may affect the demand for and supply of our products and services, including:

•	economic downturns or other volatility in the significant end markets that we serve;

•	product obsolescence or technological changes that unfavorably alter the value/cost proposition of our products and services;

•	competition from existing and unforeseen polymer and non-polymer based products;

6 POLYONE CORPORATION

•	declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers’ ability to pay amounts owed to us;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets;

•	changes in laws and regulations regarding the disposal of plastic materials; and

•
inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer and potentially lead to asset impairment or otherwise adversely affect our results.
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

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act;

•	compliance with international trade laws and regulations, including export control and economic sanctions;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights;

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted; and

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union's General Data Protection Regulation.

7 POLYONE CORPORATION

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
Attainment of our strategic plan objectives require, in part, acquisitions or joint ventures intended to complement or expand our businesses globally or add product technology that accelerates our specialization strategy, or both. Success will depend on our ability to complete these transactions or arrangements, and integrate the businesses acquired in these transactions as well as develop satisfactory working arrangements with our strategic partners in the joint ventures. Unexpected difficulties in integrating recent and future acquisitions with our existing operations and in managing strategic investments could occur. Furthermore, we may not realize the degree, or timing, of benefits initially anticipated.
Natural gas, electricity, fuel and raw material costs could cause volatility in our results.
The cost of our natural gas, electricity, fuel and raw materials, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can also cause fluctuations in raw materials prices, which could negatively impact demand for our products and cause volatility in our results.
We face competition from other companies and customers' in-house production.
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
Increased information systems security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks and products, which could harm our business.
We depend on integrated information systems to conduct our business. Increased global information systems security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. Our systems, networks and products may be vulnerable to advanced persistent threats or other types of system failures. Depending on their nature and scope, such threats and system failures could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could cause customers to cancel orders or otherwise adversely affect our reputation, competitiveness and results of operations.

8 POLYONE CORPORATION

Disruptions in the global credit, financial and/or currency markets could limit our access to credit or otherwise harm our financial results, which could have a material adverse impact on our business.
Global credit and financial markets experience volatility, including volatility in security prices, liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. Market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.
We are exposed to fluctuations in foreign currency exchange rates. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar, whether precipitated by governmental monetary policy or otherwise, could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."
The agreements governing our debt, including our revolving credit facility, term loan and other debt instruments, contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
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

9 POLYONE CORPORATION

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2017, we had goodwill of $610.5 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations and financial condition. Based on our 2017 goodwill impairment test, performed as of October 1, 2017, no reporting units were identified as being at risk of future impairment. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

10 POLYONE CORPORATION

ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio we operate globally with principal locations consisting of 70 manufacturing sites and eight distribution facilities in North America, South America, Europe, Asia and Africa. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Specialty Engineered Materials	Color, Additives and Inks		PolyOne Distribution
1. Carson, California	1. McHenry, Illinois	1. Glendale, Arizona	Shenzhen, China (1)	1. Rancho Cucamonga,
2. Terre Haute, Indiana	2. Avon Lake, Ohio	2. Kennesaw, Georgia	23. Tianjin, China	California
3. Louisville, Kentucky	Dyersburg, Tennessee (1)	Suwanee, Georgia (3)	24. Novo Hamburgo, Brazil	2. Chicago, Illinois
4. Avon Lake, Ohio	3. North Haven, Connecticut	3. Elk Grove Village, Illinois	25. Berea, Ohio	3. Eagan, Minnesota
5. Clinton, Tennessee	Seabrook, Texas (1)	4. St. Louis, Missouri	26. Richland Hills, Texas	4. Edison, New Jersey
6. Dyersburg, Tennessee	4. Gaggenau, Germany	5. Massillon, Ohio	27. Bethel, Connecticut	5. Statesville, North
7. Pasadena, Texas	5. Istanbul, Turkey	6. Norwalk, Ohio	28. Knowsley, United	Carolina
8. Seabrook, Texas	6. Barbastro, Spain	7. North Baltimore, Ohio	Kingdom	6. Elyria, Ohio
9. Orangeville, Ontario,	7. Melle, Germany	8. Lehigh, Pennsylvania	29. Eindhoven, Netherlands	7. La Porte, Texas
Canada	8. & 9. Suzhou, China (2)	9. Mountain Top,	30. Suzhou, China	8. Brampton, Ontario,
10. St. Remi de Napierville,	10. Shenzhen, China	Pennsylvania	31. & 32. Shanghai, China (4)	Canada
Quebec, Canada	Shanghai, China (3)	10. Vonore, Tennessee	33. Itupeva, Brazil	(8 Distribution Facilities)
11. Dongguan, China	11. Birmingham, Alabama	11. Toluca, Mexico	34. Odkarby, Finland
12. Lockport, New York	12. Englewood, Colorado	12. Assesse, Belgium	35. Cape Town, South Africa
13. Ramos Arizpe, Mexico	13. Montrose, Colorado	13. Cergy, France	36. Diez, Germany
(13 Manufacturing Plants)	Pune, India(1)	14. Tossiat, France	37. La Porte, Indiana
	(13 Manufacturing Plants)	15. Gyor, Hungary	38. Pineville, NC
		16. Milan, Italy	39. Lima, Peru
		17. Kutno, Poland	40. Phoenix, Arizona
		18. Pune, India	41. Fort Smith, Arkansas
		19. Pamplona, Spain	42. Barcelona, Spain
		20. Bangkok, Thailand	43. Alicante, Spain
		21. Pudong (Shanghai),	44. Tabor, Czech Republic
		China	Pamplona, Spain (3)
		22. Jeddah, Saudi Arabia	(44 Manufacturing Plants)

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	There are two manufacturing plants located at Suzhou, China.

(3)	Facility is not included in manufacturing plants total as it is a design center/lab.

(4)	There are two manufacturing plants located at Shanghai, China
ITEM 3. LEGAL PROCEEDINGS
Information regarding other legal proceedings can be found in Note 11, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

11 POLYONE CORPORATION

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person currently serving as an executive officer of the Company, their age as of February 15, 2018 and current position with the Company.

Name	Age	Position
Robert M. Patterson	45	Chairman, President and Chief Executive Officer
Bradley C. Richardson	59	Executive Vice President, Chief Financial Officer
Mark D. Crist	59	Senior Vice President, President of Color, Additives and Inks
Michael A. Garratt	54	Senior Vice President, Chief Commercial Officer
J. Scott Horn	62	Senior Vice President, President of Distribution
Lisa K. Kunkle	49	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	53	Senior Vice President, Global Operations and Process Improvement
Craig M. Nikrant	56	Senior Vice President, President of Specialty Engineered Materials
Joel R. Rathbun	45	Senior Vice President, Mergers & Acquisitions
João José San Martin Neto	57	Senior Vice President, Chief Human Resource Officer
Donald K. Wiseman	50	Senior Vice President, President of Performance Products and Solutions
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
Mark D. Crist: Senior Vice President, President of Color, Additives and Inks, July 2017 to date. Senior Vice President, President of Distribution, June 2014 to July 2017. Vice President, Global Key Accounts and Vice President of Asia January 2012 to May 2014. Global Commercial Director of Geon Performance Materials, June 2008 to December 2011. General Manager, Nalco Chemical Company Europe (a manufacturer of specialty chemicals, services and systems) from April 2006 to March 2008. General Manager, Nalco Chemical Company North America from June 2003 to March 2006.
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
J. Scott Horn: Senior Vice President, President of Distribution, July 2017 to date. General Manager, PolyOne Distribution, 2000 to July 2017. Vice President of M.A. Hanna Resin Distribution from 1995 to 2000, when PolyOne was formed. President, Fiberchem, Inc. (a leading regional distributor of thermoplastic and thermoset resins) from 1991, upon acquisition of Fiberchem by PolyOne’s predecessor, M.A. Hanna Company, to 1995. Mr. Horn worked in various roles of increasing responsibility at Fiberchem from 1981 to 1991.

12 POLYONE CORPORATION

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

13 POLYONE CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the range of the high and low sale prices for our common shares, $0.01 par value per share, as reported by the New York Stock Exchange, where the shares are traded under the symbol “POL,” for the periods indicated:

	2017 Quarters				2016 Quarters
Common share price:	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$46.79	$40.61	$40.88	$35.06	$34.68	$38.34	$38.41	$31.30
Low	$40.06	$34.15	$33.19	$31.68	$28.77	$31.25	$29.74	$22.35
As of February 1, 2018, there were 1,856 holders of record of our common shares.
The following table presents quarterly dividends declared per common share for the fiscal year ended December 31, 2017 and 2016:

Quarter Ended:	2017	2016
March 31,	$0.135	$0.120
June 30,	0.135	0.120
September 30,	0.135	0.120
December 31,	0.175	0.135
Total	$0.580	$0.495
We currently have an authorized common share repurchase program; however, we did not repurchase any common shares during the three months ended December 31, 2017. For the full year 2017, we repurchased 2.0 million common shares at a weighted average share price of $35.38.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	6,485,874
November 1 to November 30	—	—	—	6,485,874
December 1 to December 31	—	—	—	6,485,874
Total	—	$—	—

(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of December 31, 2017, approximately 6.5 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

14 POLYONE CORPORATION

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

(In millions, except per share data)	2017	2016	2015	2014	2013
Sales	$3,229.9	$2,938.6	$2,928.8	$3,219.0	$3,173.9
Operating income	277.5	286.3	257.6	150.6	243.0
Net income from continuing operations	173.6	166.2	148.5	74.7	100.2
Net income from continuing operations attributable to PolyOne shareholders	173.5	166.4	148.4	75.5	101.3

Cash dividends declared per common share	$0.580	$0.495	$0.420	$0.340	$0.260

Earnings per share from continuing operations attributable to PolyOne shareholders:
Basic	$2.13	$1.98	$1.69	$0.82	$1.06
Diluted	$2.11	$1.96	$1.67	$0.81	$1.05

Total assets	$2,705.3	$2,735.8	$2,620.3	$2,666.3	$2,896.6
Long-term debt	$1,276.4	$1,239.4	$1,127.6	$948.5	$952.6

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
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2017 sales of $3.2 billion, we have manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We currently employ approximately 6,300 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers).
Key Challenges
Our business faces macroeconomic exposures resulting from economic downturns, especially as it relates to cyclical markets such as building and construction, automotive and industrial. In addition, with 54% and 52% of our respective Color, Additives and Inks and Specialty Engineered Materials segments' sales outside the United States, we experience volatility related to foreign currency fluctuations, most significantly the Euro. Increasing profitability during periods of raw material price volatility is another challenge. Further, we strive to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.
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
In the short term, we will maintain our focus on sales growth with expanding margins, with a goal of offsetting weaker foreign currencies and raw material volatility. Longer term, we will continue to focus on accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit. Capital expenditures will be focused primarily to support sales growth, investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in our core capabilities and continue to support growth in key markets and product offerings.
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

16 POLYONE CORPORATION

be found in numerous initiatives: active participation in the medical device market, leveraging our global footprint to deliver consistent solutions globally, lightweighting and metal replacement and development of solutions that respond to ever-changing market needs by offering alternatives to traditional materials.
Recent Developments
On January 2, 2018, the Company completed the acquisition of IQAP Masterbatch Group S.L. (IQAP), an innovative producer of specialty colorants and additives based in Spain with customers throughout Europe. The results of operations of IQAP will be reported in the Color, Additives and Inks segment. The acquisition of IQAP is expected to add approximately $45.0 million in annual sales.
On July 5, 2017, the Company completed the acquisition of assets from Mesa Industries, Inc. (Mesa), a United States producer of color and additive materials and services.
On June 8, 2017, the Company completed the acquisition of Rutland Holding Company (Rutland), a leading producer of specialty inks and an innovator in textile screen printing solutions and services.
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations.
The results of operations of the 2017 acquisitions are included in the Color, Additives and Inks segment subsequent to their respective acquisition dates. The 2017 acquisitions collectively added $57.7 million to total sales for the year ended December 31, 2017.
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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations net of income taxes, net income from continuing operations attributable to PolyOne common shareholders, liquidity and total debt is included in the following table:

(In millions)	2017	2016	2015
Sales	$3,229.9	$2,938.6	$2,928.8
Operating income	277.5	286.3	257.6
Net income from continuing operations	173.6	166.2	148.5
Net income from continuing operations attributable to PolyOne common shareholders	173.5	166.4	148.4

Liquidity	$573.9	$611.7	$615.5
Long-term debt	$1,276.4	$1,239.4	$1,127.6

17 POLYONE CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2017 versus 2016		2016 versus 2015
(Dollars in millions, except per share data)	2017	2016	2015	Change	% Change	Change	% Change
Sales	$3,229.9	$2,938.6	$2,928.8	$291.3	9.9%	$9.8	0.3%
Cost of sales	2,510.9	2,261.5	2,277.3	(249.4)	(11.0)%	15.8	0.7%
Gross margin	719.0	677.1	651.5	41.9	6.2%	25.6	3.9%
Selling and administrative expense	441.5	390.8	393.9	(50.7)	(13.0)%	3.1	0.8%
Operating income	277.5	286.3	257.6	(8.8)	(3.1)%	28.7	11.1%
Interest expense, net	(60.8)	(59.7)	(64.0)	(1.1)	(1.8)%	4.3	6.7%
Debt extinguishment costs	(0.3)	(0.4)	(16.4)	0.1	25.0%	16.0	97.6%
Other (expense) income, net	(4.1)	0.4	(3.2)	(4.5)	nm	3.6	112.5%
Income from continuing operations before income taxes	212.3	226.6	174.0	(14.3)	(6.3)%	52.6	30.2%
Income tax expense	(38.7)	(60.4)	(25.5)	21.7	35.9%	(34.9)	(136.9)%
Net income from continuing operations	$173.6	$166.2	$148.5	$7.4	4.5%	$17.7	11.9%
Loss from discontinued operations, net of income taxes	(231.2)	(1.2)	(3.8)	(230.0)	nm	2.6	(68.4)%
Net (loss) income	(57.6)	165.0	144.7	(222.6)	(134.9)%	20.3	14.0%
Net (income) loss attributable to noncontrolling interests	(0.1)	0.2	(0.1)	(0.3)	(150.0)%	0.3	300.0%
Net (loss) income attributable to PolyOne common shareholders	$(57.7)	$165.2	$144.6	$(222.9)	(134.9)%	$20.6	14.2%

Earnings (loss) per share attributable to PolyOne common shareholders - basic:
Continuing operations	$2.13	$1.98	$1.69
Discontinued operations	(2.84)	(0.01)	(0.04)
Total	$(0.71)	$1.97	$1.65

Earnings (loss) per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$2.11	$1.96	$1.67
Discontinued operations	(2.81)	(0.01)	(0.04)
Total	$(0.70)	$1.95	$1.63

nm - not meaningful
Sales
Sales increased $291.3 million, or 9.9%, in 2017 compared to 2016. Previous commercial investments drove organic sales growth of 6.6% and acquisitions increased sales by 3.2%.
Sales increased $9.8 million, or 0.3%, in 2016 compared to 2015. Growth within the industrial and consumer markets positively impacted sales by 4.3%, while acquisitions increased sales by 1.7%. Declining hydrocarbon based raw material costs that led to reduced overall average selling prices, particularly for the Performance Products and Solutions and PolyOne Distribution segments, reduced sales by 4.7% and unfavorable foreign exchange impacted sales 1.0%.
Cost of sales
As a percent of sales, cost of sales increased from 77.0% in 2016 to 77.7% in 2017 primarily as a result of raw material cost inflation.
As a percent of sales, cost of sales decreased from 77.8% in 2015 to 77.0% in 2016 primarily due to lower hydrocarbon based raw material costs.

18 POLYONE CORPORATION

Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2017 increased $50.7 million, primarily related to $20.3 million in additional compensation and employee costs, which was impacted by our investment in commercial resources, as well as acquired businesses of $16.3 million. The remaining increase is primarily related to our 2017 pension mark-to-market adjustment compared to 2016, which increased expense $11.3 million. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment.
Selling and administrative expense in 2016 decreased $3.1 million, primarily related to an $18.7 million reduction in our pension mark-to-market adjustment. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. Offsetting this decrease were selling and administrative expenses associated with acquired businesses of $6.7 million and an increase in employee costs, including incentives, of $4.0 million.
Interest expense, net
Interest expense, net increased $1.1 million in 2017 compared to 2016 due to the impact of increased market interest rates and higher borrowings on our senior secured revolving credit facility. Partially offsetting these increases were interest rate reductions from amending the senior secured term loan in January and August to reduce the margin by 50 basis points and 25 basis points, respectively.
Interest expense, net decreased $4.3 million in 2016 compared to 2015 due to the refinancing of higher interest debt during the fourth quarter of 2015.
Debt extinguishment costs
Debt extinguishment costs of $0.3 million and $0.4 million for 2017 and 2016 includes the write-off of unamortized deferred financing costs and premium and consent payments in connection with the amendments of the senior secured term loan due 2022 and the senior secured revolving credit facility. See Note 5, Financing Arrangements for additional information.
Debt extinguishment costs of $16.4 million for 2015 include $13.4 of premium and consent payments and $3.0 million associated with the write-off of unamortized deferred financing costs due to the early repurchase of the remaining $316.6 million aggregate principal of our 7.375% senior notes due 2020.
Income taxes
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, statutory tax rates, and valuation allowances or other non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision.
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. Among other things, effective in the first taxable year after the enactment, the TCJA reduces the US federal corporate tax rate from 35% to 21% and exempts from U.S. federal income taxation dividends from certain foreign corporations to their U.S. shareholders. The TCJA also requires U.S. companies to pay a one-time transition tax on earnings of certain foreign corporate subsidiaries that were previously deferred from U.S. taxation. Further, the TCJA impacts certain deductions by limiting or eliminating them and it subjects certain foreign earnings to U.S. tax.
At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the TCJA; however, in compliance with the SEC's Staff Accounting Bulletin (SAB) 118 (issued December 22, 2017), we have made a reasonable estimate of the effects on our existing deferred income tax balances and the one-time transition tax, which is included as a component of income tax expense from continuing operations in the following tabular reconciliation. We do not anticipate the resulting cash tax payable for the one-time transition tax to be greater than $10.0 million. Once we have finalized our 2017 tax returns, we will update our estimates based on our completed review, including the consideration of additional clarifications on the TCJA from the U.S. government. Any adjustments to our provisional amounts will be disclosed in our respective filings within the one-year measurement period provided by SAB 118.
At December 31, 2017, we have not completed our analysis with respect to the impact of the TCJA on our continuing assertion that our foreign earnings are indefinitely reinvested pursuant to Accounting Principles Board (APB) 23 of Accounting Standards Codification (ASC) 740-30. APB 23 provides guidance that US companies do not

19 POLYONE CORPORATION

need to recognize tax effects on foreign earnings that are indefinitely reinvested. Upon completion of our analysis, if our assertion were to change in the future, that change could result in a recognition of tax liabilities.
At December 31, 2017, we have not completed our analysis with respect to the impact of the TCJA on our 2018 effective tax rate, but we reasonably estimate it to be approximately 25% excluding the effect of future or unknown changes in tax laws, statutory tax rates, uncertain tax positions, valuation allowances and other non-recurring tax adjustments.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below.

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(11.1)	(5.6)	(5.3)
State and local tax, net	1.4	2.1	2.5
Tax benefits on certain foreign investments	(6.8)	(1.9)	—
Domestic production activities deduction	(1.9)	(1.5)	(1.8)
Amended prior period tax returns and corresponding favorable audit adjustments	(3.6)	(1.3)	(17.7)
Net impact of uncertain tax positions	2.2	(1.1)	0.5
Permanent tax differences	1.2	0.9	1.7
U.S. credit for research activities	(1.1)	(0.4)	(0.5)
Changes in valuation allowances	0.7	0.4	0.3
U.S. tax reform, transition tax	11.3	—	—
U.S. tax reform, tax effect on net deferred tax liabilities	(9.5)	—	—
Other	0.4	0.1	—
Effective income tax rate	18.2%	26.7%	14.7%
2017
The increase in the Foreign tax rate differential line item in the table above, compared to 2016, primarily related to a European legal entity realignment.
Tax benefits on certain foreign investments decreased the effective tax rate by 6.8% ($14.4 million) related to distributions from foreign subsidiaries with net foreign tax credits.
U.S. tax reform had a net unfavorable impact of 1.8% ($3.8 million) that included the unfavorable impact of the transition tax of 11.3% ($24.0 million) and was partially offset by the lower U.S. federal corporate tax rate reducing our net deferred tax liabilities, which reduced the tax rate by 9.5% ($20.2 million).
2016
Tax benefits on certain foreign investments decreased the effective tax rate by 1.9% ($4.3 million) primarily related to the dissolution of an entity.
The Net impact of uncertain tax positions decreased the effective tax rate by 1.1% ($2.5 million) and primarily related to the reversal of an uncertain tax position due to the expiration of the statute of limitations.
2015
Amending U.S. federal income tax returns for 2004 through 2012 to use foreign tax credits decreased the effective tax rate by 17.7% ($30.8 million). This is reflected in the Amended prior period tax returns and corresponding favorable audit adjustments line in the table above.
The Net impact of uncertain tax positions increased the effective tax rate by 0.5% ($0.9 million). The reversal of an uncertain tax position due to the expiration of the statute of limitations decreased the effective tax rate by 5.7% ($9.9 million). A foreign court ruling, which settled an uncertain position taken in a prior year, increased the effective tax rate by 4.6% ($8.0 million). Other unfavorable uncertain tax positions increased the effective tax rate by 1.6%, which offset the net decrease in the effective tax rate of the two items noted.

20 POLYONE CORPORATION

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
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; 3) Performance Products and Solutions; and (4) PolyOne Distribution.
Our segments are further discussed in Note 14, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — 2017 compared with 2016 and 2016 compared with 2015

				2017 versus 2016		2016 versus 2015
(Dollars in millions)	2017	2016	2015	Change	% Change	Change	% Change
Sales:
Color, Additives and Inks	$893.2	$797.7	$810.7	$95.5	12.0%	$(13.0)	(1.6)%
Specialty Engineered Materials	624.3	565.8	542.8	58.5	10.3%	23.0	4.2%
Performance Products and Solutions	720.6	668.5	694.1	52.1	7.8%	(25.6)	(3.7)%
PolyOne Distribution	1,154.6	1,071.0	1,034.1	83.6	7.8%	36.9	3.6%
Corporate and eliminations	(162.8)	(164.4)	(152.9)	1.6	1.0%	(11.5)	(7.5)%
Sales	$3,229.9	$2,938.6	$2,928.8	$291.3	9.9%	$9.8	0.3%

Operating income:
Color, Additives and Inks	$138.6	$127.5	$135.4	$11.1	8.7%	$(7.9)	(5.8)%
Specialty Engineered Materials	78.2	81.1	79.6	(2.9)	(3.6)%	1.5	1.9%
Performance Products and Solutions	77.1	74.4	57.4	2.7	3.6%	17.0	29.6%
PolyOne Distribution	72.6	68.2	68.0	4.4	6.5%	0.2	0.3%
Corporate and eliminations	(89.0)	(64.9)	(82.8)	(24.1)	(37.1)%	17.9	21.6%
Operating income	$277.5	$286.3	$257.6	$(8.8)	(3.1)%	$28.7	11.1%

Operating income as a percentage of sales:
Color, Additives and Inks	15.5%	16.0%	16.7%	(0.5)% points		(0.7)% points
Specialty Engineered Materials	12.5%	14.3%	14.7%	(1.8)% points		(0.4)% points
Performance Products and Solutions	10.7%	11.1%	8.3%	(0.4)% points		2.8% points
PolyOne Distribution	6.3%	6.4%	6.6%	(0.1)% points		(0.2)% points
Total	8.6%	9.7%	8.8%	(1.1)% points		0.9% points

Color, Additives and Inks
Sales increased $95.5 million, or 12.0%, in 2017 compared to 2016. Acquisitions increased sales by 8.1%, while sales grew 3.4% organically primarily in the packaging, wire & cable and textile end markets. Favorable foreign exchange rates added 0.5% to the sales growth rate.
Operating income increased $11.1 million in 2017 compared to 2016. This was driven by increased sales, partially offset by raw material cost inflation and increased compensation costs.
Sales decreased $13.0 million, or 1.6%, in 2016 compared to 2015. Sales increases of 2.2% from acquisitions were offset by unfavorable foreign exchange rate impacts of 1.5% and sales declines of 1.6% associated with legacy Spartech Corporation (Spartech) business. The remaining decline was a result of lower demand within the oil and gas and packaging end markets.

21 POLYONE CORPORATION

Operating income decreased $7.9 million in 2016 compared to 2015, due primarily to the decline in sales noted above, unfavorable exchange rate impacts of $1.0 million and unfavorable product mix.
Specialty Engineered Materials
Sales increased $58.5 million, or 10.3%, in 2017 compared to 2016 largely driven by organic growth of 5.1% and growth from acquisition of 5.0%.
Operating income decreased by $2.9 million, in 2017 compared to 2016 as the benefit of increased sales was more than offset by raw material cost inflation.
Sales increased $23.0 million, or 4.2%, in 2016 compared to 2015. Sales increased 9.0% due to acquisitions, partially offset by unfavorable product mix of 3.7% primarily resulting from a decline in oil and gas applications, and an unfavorable foreign exchange rate impact of 1.1%.
Operating income increased $1.5 million in 2016 compared to 2015 due to the increase in sales noted above.
Performance Products and Solutions
Sales increased $52.1 million, or 7.8%, in 2017 compared to 2016 primarily due to volume growth within the electrical and industrial end markets along with a 2.3% impact from higher overall average selling prices associated with raw material cost inflation.
Operating income increased $2.7 million in 2017 compared to 2016 as the benefit of increased sales was partially offset by the impact of hurricane Harvey and ongoing raw material cost inflation.
Sales decreased $25.6 million, or 3.7%, in 2016 compared to 2015 as volume growth of 2.1% was more than offset by a 5.6% decline related to reduced overall average selling prices resulting from lower hydrocarbon based raw material costs.
Operating income increased $17.0 million in 2016 compared to 2015 primarily from expanding gross margin driven by improved mix and lower costs.
PolyOne Distribution
Sales increased $83.6 million, or 7.8%, in 2017 compared to 2016 as a result of growth in the electronics, appliance and industrial end markets as well as higher overall average selling prices associated with raw material cost inflation.
Operating income increased $4.4 million in 2017 compared to 2016 as a result of higher sales.
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
Corporate and Eliminations
Corporate and eliminations increased $24.1 million in 2017 compared to 2016. This increase is largely due to a $3.3 million mark-to-market loss in 2017 as compared to an $8.4 million mark-to-market gain in 2016. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. Additionally, there was $9.4 million higher compensation and employee costs primarily associated with additional incentives and commercial resources.
Corporate and eliminations decreased $17.9 million in 2016 as compared to 2015. This decrease was largely due to a $20.0 million lower mark-to-market adjustment in 2016 as compared to 2015. See Note 10, Employee Benefit Plans, for further discussion on our mark-to-market adjustment. Offsetting these decreases was an increase associated with acquisition related costs of $5.5 million.
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

22 POLYONE CORPORATION

requirements, contractual restrictions and other factors. The amounts involved have been and may continue to be material.
The following table summarizes our liquidity as of December 31, 2017:

(In millions)
Cash and cash equivalents	$243.6
Revolving credit availability	330.3
Liquidity	$573.9
As of December 31, 2017, 92% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of such foreign cash and cash equivalents are exempt from domestic taxation pursuant to the enactment of the TCJA but in certain cases may be subject to foreign taxes. As of December 31, 2017, the non-U.S. subsidiaries had a cumulative unremitted foreign earnings income position of $413.0 million, for which no deferred tax liability has been provided with respect to foreign withholding taxes, as these amounts, consistent with our policy (as noted above and described in more detail below), continue to be indefinitely reinvested.
After considering the impact of foreign tax credit carryforwards, we anticipate that the resulting cash tax payable as a result of the one-time transition tax on previously deferred foreign earnings is estimated to be less than $10.0 million and we have elected to pay with the company’s current year tax filing. As such, no future cash tax payments are anticipated for the transition tax.
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
Expected sources of cash in 2018 include cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2018 include select specialty acquisitions, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures. Capital expenditures are currently estimated to be $75.0 to $80.0 million in 2018, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
Additionally, as further described in Note 11, Commitments and Contingencies, we may incur additional uses of cash for environmental remediation at the former Goodrich Corporation Calvert City site.
Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2017	2016	2015
Cash provided by (used by):
Operating Activities	$202.4	$227.6	$240.3
Investing Activities	(119.4)	(235.4)	(106.5)
Financing Activities	(72.7)	(40.3)	(83.5)
Effect of exchange rate on cash	6.6	(5.0)	(9.1)
Net increase (decrease) in cash and cash equivalents	$16.9	$(53.1)	$41.2
Operating activities
In 2017, net cash provided by operating activities was $202.4 million as compared to $227.6 million in 2016. The decrease in net cash provided by operating activities of $25.2 million reflects an increase in working capital in support of higher revenues.
Working capital as a percentage of sales, which we define as the average thirteen months of accounts receivable, plus inventory, less accounts payable, divided by full year sales, increased to 10.3% at December 31, 2017 from 10.0% at December 31, 2016. This increase is due to the support of higher revenues and the impact of recent acquisitions.
In 2016, net cash provided by operating activities was $227.6 million as compared to $240.3 million in 2015. The decrease in net cash provided by operating activities of $12.7 million was primarily driven by working capital changes of $60.1 million between 2016 and 2015. Lower sales during 2015 resulted in a working capital reduction of $55.7 million as compared to a slight build in working capital supporting higher sales in 2016. This decrease in

23 POLYONE CORPORATION

cash flow was largely offset by higher earnings of $20.3 million and lower incentive payments of $22.0 million during 2016.
Investing Activities
Net cash used by investing activities during 2017 of $119.4 million reflects capital expenditures of $79.6 million and acquisitions of $163.8 million, partially offset by the proceeds from the sale of business and other assets of $124.0 million.
Net cash used by investing activities during 2016 of $235.4 million reflects capital expenditures of $84.2 million and acquisitions of $164.2 million, partially offset by the sale of and proceeds from other assets of $13.0 million.
Net cash used by investing activities during 2015 of $106.5 million primarily reflects capital expenditures of $91.2 million acquisitions of $18.3 million, partially offset by the sale of and proceeds from other assets of $3.0 million.
Financing Activities
Net cash used by financing activities in 2017 primarily reflects repurchases of $70.7 million of our outstanding common shares, cash dividends paid of $44.1 million and $6.5 million repayment of long-term debt. Net borrowings of $55.9 million under our revolving credit facilities partially offset these uses.
Net cash used in financing activities in 2016 primarily reflects repurchases of $86.2 million of our outstanding common shares, cash dividends paid of $40.2 million and $6.0 million repayment of long-term debt. Partially offsetting these cash outflows was the increase of $100.0 million to the senior secured term loan due 2022 primarily used to fund acquisitions.
Net cash used in financing activities in 2015 primarily reflects repayment of long-term debt totaling $365.3 million, a $45.5 million net payment under existing credit facilities, repurchases of $156.1 million of our outstanding common shares and cash dividends paid of $35.7 million. Partially offsetting these cash outflows was $547.3 million of proceeds from our senior secured term loan.
Total Debt
The following table summarizes debt as presented at December 31, 2017 and 2016.

(In millions)	December 31, 2017	December 31, 2016
Senior secured revolving credit facility due 2022	$56.5	$—
Senior secured term loan due 2022	629.0	635.3
5.250% senior notes due 2023	594.0	592.9
Other debt (1)	29.5	29.7
Total debt	$1,309.0	$1,257.9
Less short-term and current portion of long-term debt	32.6	18.5
Total long-term debt, net of current portion	$1,276.4	$1,239.4

(1)	Other debt includes capital lease obligations of $17.8 million and $17.4 million as of December 31, 2017 and 2016, respectively.
On January 24, 2017, the Company entered into a third amendment to its senior secured term loan, which reduced the margin by 50 basis points to 225 basis points. On August 15, 2017, the Company entered into a fourth amendment to its senior secured term loan. Under the terms of the fourth amended senior secured term loan, the margin was reduced by an additional 25 basis points to 200 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 200 basis points plus the 1-, 2-, 3-, or 6-month LIBOR or (ii) a margin rate of 100 basis points plus a Prime Rate, subject to a floor of 175 basis points. Repayments in the amount of one percent of the aggregate principal amount as of August 15, 2017 are payable annually, while the remaining balance matures on November 12, 2022.The weighted average annual interest rate under the senior secured term loan for the year ended December 31, 2017 and 2016 was 3.27% and 3.61%, respectively. The total principal repayments for the year ended December 31, 2017 were $6.5 million.
On February 24, 2017, PolyOne amended and restated its senior secured revolving credit facility increasing the maximum borrowing facility size from $400.0 million to $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. Under the terms of the amended and restated senior secured revolving facility the maturity date was extended to February 24, 2022. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility

24 POLYONE CORPORATION

bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the year ended December 31, 2017 and 2016 was 2.77% and 3.15%, respectively. As of December 31, 2017, we had $56.5 million under our revolving credit facility, which had availability of $326.2 million. As of December 31, 2016, we had no borrowings under our revolving credit facility, which had availability of $382.7 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2017, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2017, letters of credit under the credit line were $0.2 million and borrowings were $11.7 million with an interest rate of 2.69%. As of December 31, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.3 million with an interest rate of 2.84%. As of December 31, 2017 and 2016, remaining availability on the credit line was $4.1 million and $3.5 million, respectively.
For additional information about our debt obligations, see Note 5, Financing Arrangements, to the accompanying consolidated financial statements.
Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $8.1 million of which was used at December 31, 2017. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2017:

	Payment Due by Period
(In millions)	Total	2018	2019 & 2020	2021 & 2022	Thereafter
Total debt (1)	$1,323.5	$32.6	$13.2	$674.7	$603.0
Operating leases	67.8	18.2	28.2	13.1	8.3
Interest on long-term debt obligations (2)	297.4	56.9	112.6	109.8	18.1
Pension and post-retirement obligations (3)	47.4	5.4	10.4	9.8	21.8
Purchase obligations (4)	19.9	14.4	5.5	—	—
Total	$1,756.0	$127.5	$169.9	$807.4	$651.2

(1)	Total debt includes both the current and long-term portions of debt and capital lease obligations.

(2)	Represents estimated contractual interest payments for all outstanding debt.

(3)
Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. The expected payments associated with these plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns for a 10 year period. Due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension postretirement benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments.

(4)
Purchase obligations are primarily comprised of service agreements related to telecommunication, information technology, utilities and other manufacturing plant services and certain capital commitments.

The table excludes the liability for unrecognized income tax benefits, because we cannot predict with reasonable certainty the timing of cash settlements, if any, with the applicable taxing authorities. At December 31, 2017, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $22.5 million.

25 POLYONE CORPORATION

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

Environmental Liabilities
•    Based upon our estimates, we have an undiscounted accrual of $117.1 million at December 31, 2017 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable.

•    Contrary to prior understanding, the United States Environmental Protection Agency (USEPA) issued a proposed plan for the site on December 1, 2017 identifying significant remedial actions beyond containment at the former Goodrich Corporation Calvert City site. During the public comment period, we had meaningful discussions with the USEPA regarding an alternative remedy, performed additional technical analysis to support our remedy, and have provided this information to the USEPA in our formal comment response. We believe this alternative is equally protective of human health and the environment, can commence contamination removal much more quickly, is less disruptive to the business operating at the site, and is more cost effective. These discussions, along with our technical analysis of an alternative remedy, give us reason to believe that there are two likely outcomes, the EPA’s proposed plan and our proposed alternative remedy, with neither outcome being more likely than the other. As such, we have not adjusted our current reserve of $107.0 million, which reflects the low end of the range of these two outcomes.

•    As of December 31, 2017, we have not accrued for costs of remediation to the lower Passaic River as we are unable to estimate a liability, related to this matter.

•    In some cases, the Company recovers a portion of the costs relating to these obligations from insurers or other third parties; however, the Company records such amounts only when they are collected.

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

•    With respect to Calvert City, based on the USEPA's proposed plan issued on December 1, 2017, the cost estimate for their proposed remedy is $244.0 million. The USEPA could issue its Record of Decision as early as the first quarter of 2018, and if the USEPA determines our alternative remedy is not appropriate, there could be an adjustment to increase our current reserve based on the proposed plan issued on December 1, 2017.

26 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2017, we recognized a $3.3 million charge as a result of the recognition of these actuarial losses, which unfavorably impacted net income (loss), comprehensive income (loss) and the funded status of our pension plans. This loss was mainly driven by a decrease in discount rates used to estimate the value plan obligations.

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

•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 6.08% for 2017 and 6.87% for 2016 and 2015.

•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2017, we adopted the MP-2017 mortality improvement scale which was issued by the Society of Actuaries in October 2017.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2017 and 2016 were 3.62% and 3.97%, respectively, post-retirement liabilities were 3.60% and 4.04%, respectively. As of December 31, 2017, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $23.2 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2017 would result in a change of approximately $1.5 million in the 2018 net periodic benefit cost.

•    The expected long-term return on plan assets utilized as of January 1, 2017 and 2016 was 6.08% and 6.87%, respectively. An increase/decrease in our expected long-term return on plan assets of 50 basis points as of December 31, 2017, would result in a change of approximately $2.3 million to 2018 net periodic benefit cost.

Income Taxes
•   We account for income taxes using the asset and liability method under ASC Topic 740. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have included a reasonable estimate of these effects from the Tax Cuts and Jobs Act enacted on December 22, 2017 (TCJA). Additionally, we have adopted a provisional policy for the tax on global intangible low-taxed income (GILTI) in association with the TCJA, and we will provisionally recognize tax on GILTI in each period as compared to setting up deferred taxes.

•     We recognize net tax benefits under the recognition and measurement criteria of ASC Topic 740, Income Taxes, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We record interest and penalties related to uncertain tax positions as a component of income tax expense.

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. We have provided valuation allowances as of December 31, 2017, aggregating to $21.4 million primarily against certain foreign and state net operating loss carryforwards based on our current assessment of future operating results and other factors. At December 31, 2017, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $22.5 million.

•    At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Act; however, in certain cases and in compliance with the SEC's Staff Accounting Bulletin (SAB) 118 (issued December 22, 2017), we have made a reasonable estimate of the effects on our existing deferred income tax balances and the one-time transition tax, which is included as a component of income tax expense from continuing operations in the following tabular reconciliation. Once we have finalized our 2017 tax returns, we will update our estimates based on our completed review, including the consideration of additional clarifications on the TCJA from the U.S. government. Any adjustments to our provisional amounts will be disclosed in our respective filings within the one-year measurement period provided by SAB 118.

•     For the items which we were able to determine a reasonable estimate, we recognized a net provisional amount of $3.8 million, which is included as a component of income tax expense from continuing operations.

•   Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in income tax expense or benefits, including those measurement period adjustments related to the TCJA that could be material.

27 POLYONE CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Goodwill
•     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in ASC 350, Intangibles — Goodwill and Other, including subsequent updates, and test goodwill for impairment at least annually, absent a triggering event that would warrant an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the first day of October of each year.

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

• The fair value of the reporting unit is based on a number of subjective factors including: (a) appropriate consideration of valuation approaches, (b) the consideration of our business outlook for fiscal 2018 and beyond and (c) weighted average cost of capital (discount rate), growth rates and market multiples for our estimated cash flows.

•      Based on our 2017 annual impairment test performed on October 1st, we determined there were no reporting units considered to be at risk of future impairment due to the fair value's proximity to the carrying value. We believe that the current assumptions and estimates are reasonable, supportable and appropriate. The business could be impacted by unforeseen changes in market factors, which could impact our existing assumptions used in our impairment test. As such, there can be no assurance that these estimates and assumptions made for the purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

Indefinite-lived Intangible Assets
• Indefinite-lived intangible assets represent trade names associated with acquired companies.
•    We estimate the fair value of trade names using a “relief from royalty payments” approach. This approach involves two steps: (1) estimating reasonable royalty rate for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the trade name.

•     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived trade name

•     Based on our 2017 annual impairment test, no trade names were considered at risk.

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
Interest rate exposure — Interest on our revolving credit facility and senior secured term loan is based upon a Prime rate or LIBOR, plus a margin. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2017.
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

29 POLYONE CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30 POLYONE CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2017.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2017 and found them to be effective.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2017 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 63 of this Annual Report, which concludes that as of December 31, 2017, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ ROBERT M. PATTERSON	/s/ BRADLEY C. RICHARDSON

Robert M. Patterson	Bradley C. Richardson
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

February 15, 2018

31 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
Opinion on Internal Control over Financial Reporting
We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PolyOne Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of PolyOne Corporation and our report dated February 15, 2018, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to PolyOne Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 15, 2018

32 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PolyOne Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material aspects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as PolyOne Corporation's auditor since 1993.
Cleveland, Ohio
February 15, 2018

33 POLYONE CORPORATION

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Sales	$3,229.9	$2,938.6	$2,928.8
Cost of sales	2,510.9	2,261.5	2,277.3
Gross margin	719.0	677.1	651.5
Selling and administrative expense	441.5	390.8	393.9
Operating income	277.5	286.3	257.6
Interest expense, net	(60.8)	(59.7)	(64.0)
Debt extinguishment costs	(0.3)	(0.4)	(16.4)
Other (expense) income, net	(4.1)	0.4	(3.2)
Income from continuing operations before income taxes	212.3	226.6	174.0
Income tax expense	(38.7)	(60.4)	(25.5)
Net income from continuing operations	173.6	166.2	148.5
Loss from discontinued operations, net of income taxes	(231.2)	(1.2)	(3.8)
Net (loss) income	(57.6)	165.0	144.7
Net (income) loss attributable to noncontrolling interests	(0.1)	0.2	(0.1)
Net (loss) income attributable to PolyOne common shareholders	$(57.7)	$165.2	$144.6

Earnings (loss) per share attributable to PolyOne common shareholders - basic:
Continuing operations	$2.13	$1.98	$1.69
Discontinued operations	(2.84)	(0.01)	(0.04)
Total	$(0.71)	$1.97	$1.65

Earnings (loss) per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$2.11	$1.96	$1.67
Discontinued operations	(2.81)	(0.01)	(0.04)
Total	$(0.70)	$1.95	$1.63

Weighted-average shares used to compute earnings per common share:
Basic	81.5	83.9	87.8
Plus dilutive impact of share-based compensation	0.6	0.7	0.9
Diluted	82.1	84.6	88.7

Anti-dilutive shares not included in diluted common shares outstanding	0.6	0.2	—

Cash dividends declared per common share	$0.580	$0.495	$0.420
The accompanying notes to the consolidated financial statements are an integral part of these statements.

34 POLYONE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net (loss) income	$(57.6)	$165.0	$144.7
Other comprehensive income (loss):
Translation adjustments	41.2	(23.0)	(29.1)
Unrealized gain on available-for-sale securities	—	0.1	0.1
Total other comprehensive income (loss)	41.2	(22.9)	(29.0)
Total comprehensive (loss) income	(16.4)	142.1	115.7
Comprehensive (income) loss attributable to noncontrolling interests	(0.1)	0.2	(0.1)
Comprehensive (loss) income attributable to PolyOne common shareholders	$(16.5)	$142.3	$115.6
The accompanying notes to the consolidated financial statements are an integral part of these statements.

35 POLYONE CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$243.6	$225.5
Accounts receivable, net	392.4	325.6
Inventories, net	327.8	266.4
Current assets held-for-sale	—	86.5
Other current assets	102.8	45.5
Total current assets	1,066.6	949.5
Property, net	461.6	426.3
Goodwill	610.5	532.7
Intangible assets, net	400.0	342.7
Non-current assets held-for-sale	—	347.4
Other non-current assets	166.6	137.2
Total assets	$2,705.3	$2,735.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$32.6	$18.5
Accounts payable	388.9	320.9
Current liabilities held-for-sale	—	45.3
Accrued expenses and other current liabilities	149.1	125.2
Total current liabilities	570.6	509.9
Long-term debt	1,276.4	1,239.4
Pension and other post-retirement benefits	62.3	63.1
Deferred income taxes	40.3	6.9
Non-current liabilities held-for-sale	—	50.2
Other non-current liabilities	156.3	140.8
Total non-current liabilities	1,535.3	1,500.4

SHAREHOLDERS' EQUITY
Preferred stock, 40.0 shares authorized, no shares issued	—	—
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,161.5	1,157.1
Retained earnings	387.1	491.2
Common shares held in treasury, at cost, 41.3 shares in 2017 and 39.6 shares in 2016	(898.3)	(830.6)
Accumulated other comprehensive loss	(53.0)	(94.2)
PolyOne shareholders' equity	598.5	724.7
Noncontrolling interest	0.9	0.8
Total equity	599.4	725.5
Total liabilities and equity	$2,705.3	$2,735.8
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2017	2016	2015
Operating activities
Net (loss) income	$(57.6)	$165.0	$144.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of business, net of tax	227.7	—	—
Depreciation and amortization	97.4	100.5	98.1
Accelerated depreciation and fixed asset charges associated with restructuring activities	0.9	5.4	17.6
Gain on sale of closed facilities	(3.6)	—	—
Deferred income tax (benefit) expense	(1.4)	10.5	(27.4)
Debt extinguishment costs	0.3	0.4	16.4
Share-based compensation expense	10.2	8.4	9.1
Changes in assets and liabilities, net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(44.7)	(17.6)	42.6
(Increase) decrease in inventories	(41.1)	0.8	21.4
Increase (decrease) in accounts payable	52.2	12.4	(8.3)
Decrease in pension and other post-retirement benefits	(9.6)	(43.2)	(24.6)
Decrease in accrued expenses and other assets and liabilities - net	(28.3)	(15.0)	(49.3)
Net cash provided by operating activities	202.4	227.6	240.3

Investing activities
Capital expenditures	(79.6)	(84.2)	(91.2)
Business acquisitions, net of cash acquired	(163.8)	(164.2)	(18.3)
Proceeds from the sale of business and other assets	124.0	13.0	3.0
Net cash used by investing activities	(119.4)	(235.4)	(106.5)

Financing activities
Borrowings under credit facilities	1,472.9	1,031.9	891.3
Repayments under credit facilities	(1,417.0)	(1,032.7)	(936.8)
Purchase of common shares for treasury	(70.7)	(86.2)	(156.1)
Cash dividends paid	(44.1)	(40.2)	(35.7)
Repayment of long-term debt	(6.5)	(6.0)	(365.3)
Payments on withholding tax on share awards	(4.7)	(5.1)	(8.8)
Debt financing costs	(2.6)	(2.0)	(6.0)
Net proceeds from long-term debt	—	100.0	547.3
Premium on early extinguishment of long-term debt	—	—	(13.4)
Net cash used by financing activities	(72.7)	(40.3)	(83.5)
Effect of exchange rate changes on cash	6.6	(5.0)	(9.1)
Increase (decrease) in cash and cash equivalents	16.9	(53.1)	41.2
Cash and cash equivalents at beginning of year	226.7	279.8	238.6
Cash and cash equivalents at end of year	$243.6	$226.7	$279.8
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 POLYONE CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2015	122.2	(32.9)	$1.2	$1,155.4	$259.7	$(597.7)	$(42.3)	$776.3	$0.9	$777.2
Net income					144.6			144.6	0.1	144.7
Other comprehensive loss							(29.0)	(29.0)		(29.0)
Cash dividends declared					(37.2)			(37.2)		(37.2)
Repurchase of common shares		(4.5)				(156.1)		(156.1)		(156.1)
Share-based compensation and exercise of awards		0.5		0.2		5.4		5.6		5.6
Balance at December 31, 2015	122.2	(36.9)	$1.2	$1,155.6	$367.1	$(748.4)	$(71.3)	$704.2	$1.0	$705.2
Net income (loss)					165.2			165.2	(0.2)	165.0
Other comprehensive loss							(22.9)	(22.9)		(22.9)
Cash dividends declared					(41.1)			(41.1)		(41.1)
Repurchase of common shares		(3.0)				(86.2)		(86.2)		(86.2)
Share-based compensation and exercise of awards		0.3		1.5		4.0		5.5		5.5
Balance at December 31, 2016	122.2	(39.6)	$1.2	$1,157.1	$491.2	$(830.6)	$(94.2)	$724.7	$0.8	$725.5
Net (loss) income					(57.7)			(57.7)	0.1	(57.6)
Other comprehensive loss							41.2	41.2		41.2
Cash dividends declared					(46.9)			(46.9)		(46.9)
Repurchase of common shares		(2.0)				(70.7)		(70.7)		(70.7)
Share-based compensation and exercise of awards		0.3		4.4		3.0		7.4		7.4
Other					0.5			0.5		0.5
Balance at December 31, 2017	122.2	(41.3)	$1.2	$1,161.5	$387.1	$(898.3)	$(53.0)	$598.5	$0.9	$599.4
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 POLYONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe, Asia and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Our operations are located primarily in North America, South America, Europe and Asia. Our operations are reported in four reportable segments: Color, Additives and Inks; Specialty Engineered Materials; Performance Products and Solutions; and PolyOne Distribution. See Note 14, Segment Information, for more information.
Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies the accounting for share-based payment transactions. Excess tax benefits and deficiencies reflect the difference between the book expense and the tax deduction of share based compensation. Book expense is based on an estimated fair value of the award at the grant date and the tax deduction is based on the actual value of the award at the exercise or vesting date. Such book and tax differences are required to be recognized as income tax expense or benefit in the Consolidated Statements of Income (Loss) rather than additional paid-in capital. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. We have adopted ASU 2016-09 as of January 1, 2017.
As a result of this adoption, certain reclassifications of the prior period presentation have been made to conform to the presentation for the current period. The excess tax benefits are classified as an operating activity, rather than a financing activity, and the cash paid for shares withheld to satisfy statutory tax withholding obligations are classified as a financing activity ($5.1 million and $8.8 million for the years ended 2016 and 2015, respectively) on the Consolidated Statement of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Auditing Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. We have analyzed the impact of the standard on our contract portfolio and reviewed our current accounting policies and practices to identify differences that would result from applying the requirements of the new standard. We have identified our revenue streams and determined there is no material impact to the Consolidated Financial Statements from the adoption of ASU 2014-09, along with subsequent updates and clarifications collectively known as Accounting Standard Codification (ASC) 606. We have elected to transition to the standard through a cumulative-effect adjustment as of the date of adoption, but as a result of no material impact from the adoption of the standard, we will not have an adjustment to our beginning retained earnings balance. The Company will adopt ASU 2014-09 on the required date of January 1, 2018.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing

39 POLYONE CORPORATION

or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company will adopt ASU 2016-02 no later than the required date of January 1, 2019. We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. We will recognize an adjustment of $17.0 million to beginning retained earnings upon required adoption of this standard on January 1, 2018 from transactions completed as of December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This standard requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost will be presented below operating income. The Company will adopt ASU 2017-07 on the required date of January 1, 2018. For detail on the components of our annual net periodic benefit cost please see Note 10, Employee Benefit Plans.
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
Reclassifications
Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period for the adoption of ASU 2016-09 as further described in the Accounting Standards Adopted section of this Note.
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
Allowance for Doubtful Accounts
We evaluate the collectability of receivables based on a combination of factors. We regularly analyze significant customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position, we record a specific allowance for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record bad debt allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. In estimating the allowances, we take into consideration the existence of credit insurance. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be adjusted further. Accounts receivable balances are written off against the allowance for doubtful accounts after a final determination of uncollectability has been made. The allowance for doubtful accounts was $2.8 million and $2.6 million as of December 31, 2017 and 2016, respectively.
Inventories
External purchases of raw materials and finished goods are valued at weighted average cost. Raw materials and finished goods are stated at the lower of cost or market using the first-in, first-out (FIFO) method.
Long-lived Assets
Property, plant and equipment is carried at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to 15 years for

40 POLYONE CORPORATION

machinery and equipment and up to 40 years for buildings. We depreciate certain assets associated with closing manufacturing locations over a shortened life (through the cease-use date). Software is amortized over periods not exceeding 10 years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We expense repair and maintenance costs as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset.
We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the accompanying Consolidated Statements of Income (Loss).
We account for operating and capital leases under the provisions of FASB Accounting Standards Codification (ASC) Topic 840, Leases.
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 20 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2017, 2016 or 2015.
Goodwill and Indefinite Lived Intangible Assets
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
Our annual measurement date for testing impairment of goodwill and indefinite-lived intangibles is October 1. We completed our testing of impairment as of October 1, noting no impairment in 2017, 2016 or 2015. There are no reporting units identified as at-risk of future impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2018.
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
Indefinite-lived intangible assets primarily consist of the GLS, ColorMatrix and Gordon Composites trade names. Indefinite-lived intangible assets are tested for impairment annually at the same time we test goodwill for impairment. The implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value using a weighted-average cost of capital that is determined based on current market conditions. This fair value is then compared with the carrying value of the trade name.
Litigation Reserves
FASB ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We recognize expense associated with professional

41 POLYONE CORPORATION

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
We are exposed to foreign currency changes in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. These instruments are not designated as hedges and, as a result, are adjusted to fair value at each period end, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income (Loss) immediately.
Pension and Other Post-retirement Plans
We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. Refer to Note 10, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2017, 2016 and 2015 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and other post-retirement benefits	Unrealized gain in available-for-sale securities	Total
Balance at January 1, 2015	$(47.7)	$5.2	$0.2	$(42.3)
Translation adjustments	(29.1)	—	—	(29.1)
Unrecognized gain on available-for-sale securities	—	—	0.1	0.1
Balance at December 31, 2015	(76.8)	5.2	0.3	(71.3)
Translation adjustments	(23.0)	—	—	(23.0)
Unrecognized gain on available-for-sale securities	—	—	0.1	0.1
Balance at December 31, 2016	(99.8)	5.2	0.4	(94.2)
Translation adjustments	41.2	—	—	41.2
Balance at December 31, 2017	$(58.6)	$5.2	$0.4	$(53.0)
Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments.
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered long-term investments, are included in Other income (expense), net in the accompanying Consolidated Statements of Income (Loss).
Revenue Recognition
We recognize revenue when the revenue is realized or realizable and has been earned. We recognize revenue when a firm sales agreement is in place, the price is fixed or determinable, shipment has occurred and collectability is reasonably assured.

42 POLYONE CORPORATION

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.
Research and Development Expense
Research and development costs of $52.1 million in 2017, $50.4 million in 2016 and $48.9 million in 2015, are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income (Loss). As of December 31, 2017, we had one active share-based employee compensation plan, which is described more fully in Note 13, Share-Based Compensation.
Income Taxes
Deferred income tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. In accordance with FASB ASC Topic 740, Income Taxes, we evaluate our deferred income taxes to determine whether a valuation allowance should be established against the deferred tax assets or whether the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. See Note 12, Income Taxes, for disclosure on the impact that the enacted Tax Cuts and Jobs Act (TCJA) has had on the recognition of our deferred tax assets and liabilities.
Note 2 — BUSINESS COMBINATIONS
On July 5, 2017, the Company completed the acquisition of assets from Mesa Industries, Inc. (Mesa), a producer of solid and liquid colorant technologies. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
On June 8, 2017, the Company completed the acquisition of Rutland Holding Company (Rutland). Rutland is a leading producer of specialty inks and an innovator in textile screen printing solutions and services. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.
On January 3, 2017, the Company completed the acquisition of SilCoTec, Inc. (SilCoTec), a leading producer of innovative silicone colorants, dispersions and formulations. Goodwill recognized as a result of this acquisition is deductible for tax purposes.
The combined purchase price of Mesa, Rutland and SilCoTec was $163.8 million, net of cash acquired. The preliminary purchase price allocation for Mesa, Rutland and SilCoTec resulted in goodwill of $78.4 million, intangible assets of $76.8 million, net working capital of $20.0 million and deferred tax liabilities of $23.7 million. Goodwill of $21.0 million is deductible for tax purposes. The results of operations of Mesa, Rutland and SilCoTec are reported in the Color, Additives and Inks segment subsequent to the acquisition dates. The combined sales of Mesa, Rutland and SilCoTec included in our year ended December 31, 2017 results were $57.7 million.
The fair value of the intangible assets acquired during the year ended December 31, 2017, including their estimated useful lives and valuation methodology are as follows:

(in millions)	Fair Value	Useful Life	Valuation Method
Customer relationships	$51.5	17 - 20	Multi-period excess earnings
Patents, technology and other	25.3	5 - 20	Relief-from-royalty method
Total	$76.8

43 POLYONE CORPORATION

Note 3 — DISCONTINUED OPERATIONS
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) to an affiliate of Arsenal Capital Partners (Arsenal) for $115.0 million cash, subject to working capital and other purchase adjustments. The sale resulted in the recognition of an after-tax loss of $227.7 million, which is reflected within the Loss from discontinued operations, net of income taxes line of the Consolidated Statements of Income (Loss).
PolyOne has classified the DSS assets and liabilities as held-for-sale as of December 31, 2016 in the accompanying Consolidated Balance Sheets and has classified the DSS operating results and the loss on the sale, net of tax, as discontinued operations in the accompanying Consolidated Statements of Income (Loss) for all periods presented. Previously, DSS was included as a separate operating segment.
The following table summarizes the discontinued operations associated with DSS for the years ended December 31, 2017, 2016 and 2015:

(In millions)	2017	2016	2015
Sales	$222.1	$401.2	$448.8

Loss on sale	$(295.6)	$—	$—
Loss from operations	(8.6)	(4.3)	(6.3)
Loss before taxes	(304.2)	(4.3)	(6.3)
Income tax benefit	73.0	3.1	2.5
Loss from discontinued operations, net of taxes	$(231.2)	$(1.2)	$(3.8)

The following table summarizes the assets and liabilities of DSS as of December 31, 2016:

(In millions)	December 31, 2016
Assets:
Current assets:
Total current assets(1)	$86.5
Non-current assets:
Property, net	181.4
Goodwill	144.7
Intangible assets, net	20.8
Other non-current assets	0.5
Total non-current assets	347.4

Assets held-for-sale	$433.9

Liabilities:
Current liabilities:
Total current liabilities	$45.3
Non-current liabilities:
Deferred income taxes	48.7
Other	1.5
Total non-current liabilities	50.2

Liabilities held-for-sale	$95.5

(1)	Current assets includes cash and cash equivalents of $1.2 million.
Note 4 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill.

44 POLYONE CORPORATION

Goodwill as of December 31, 2017 and 2016, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Goodwill, gross at January 1, 2016	$110.2	$358.3	$186.2	$1.6	$656.3
Accumulated impairment losses	(12.2)	(16.1)	(175.0)	—	(203.3)
Goodwill, net at January 1, 2016	98.0	342.2	11.2	1.6	453.0
Acquisitions of businesses	74.9	4.5	—	—	79.4
Currency translation	0.6	(0.3)	—	—	0.3
Balance at December 31, 2016	173.5	346.4	11.2	1.6	532.7
Acquisitions of businesses	—	77.0	—	—	77.0
Currency translation	(0.3)	1.1	—	—	0.8
Balance at December 31, 2017	$173.2	$424.5	$11.2	$1.6	$610.5
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$257.3	$(61.5)	$0.1	$195.9
Patents, technology and other	158.2	(54.4)	—	103.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$515.8	$(115.9)	$0.1	$400.0

	As of December 31, 2016
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$205.1	$(49.9)	$(0.3)	$154.9
Patents, technology and other	132.3	(44.4)	(0.4)	87.5
Indefinite-lived trade names	100.3	—	—	100.3
Total	$437.7	$(94.3)	$(0.7)	$342.7
Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2017, 2016 and 2015 was $21.6 million, $17.9 million and $15.8 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

	2018	2019	2020	2021	2022
Expected amortization expense	$23.4	$23.4	$22.7	$22.4	$20.4

45 POLYONE CORPORATION

Note 5 — FINANCING ARRANGEMENTS
Total debt consisted of the following:

As of December 31, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$56.5	$—	$56.5	2.77%
Senior secured term loan due 2022	637.5	8.5	629.0	3.27%
5.250% senior notes due 2023	600.0	6.0	594.0	5.25%
Other debt (1)	29.5	—	29.5
Total debt	$1,323.5	$14.5	$1,309.0
Less short-term and current portion of long-term debt	32.6	—	32.6
Total long-term debt, net of current portion	$1,290.9	$14.5	$1,276.4

As of December 31, 2016 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt	Weighted average interest rate
Senior secured term loan due 2022	$644.0	$8.7	$635.3	3.61%
5.250% senior notes due 2023	600.0	7.1	592.9	5.25%
Other debt (1)	29.7	—	29.7
Total debt	$1,273.7	$15.8	$1,257.9
Less short-term and current portion of long-term debt	18.5	—	18.5
Total long-term debt, net of current portion	$1,255.2	$15.8	$1,239.4

(1)	Other debt includes capital lease obligations of $17.8 million and $17.4 million as of December 31, 2017 and 2016, respectively.
On January 24, 2017, the Company entered into a third amendment to its senior secured term loan, which reduced the margin by 50 basis points to 225 basis points. On August 15, 2017, the Company entered into a fourth amendment to its senior secured term loan. Under the terms of the fourth amended senior secured term loan, the margin was reduced by an additional 25 basis points to 200 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 200 basis points plus the 1-, 2-, 3-, or 6-month LIBOR or (ii) a margin rate of 100 basis points plus a Prime Rate, subject to a floor of 175 basis points. Repayments in the amount of one percent of the aggregate principal amount as of August 15, 2017 are payable annually, while the remaining balance matures on November 12, 2022. The total principal repayments for the year ended December 31, 2017 were $6.5 million.
On February 24, 2017, PolyOne amended and restated its senior secured revolving credit facility increasing the maximum borrowing facility size from $400.0 million to $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. Under the terms of the amended and restated senior secured revolving facility the maturity date was extended to February 24, 2022. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the year ended December 31, 2016 was 3.15%. As of December 31, 2017, we had borrowings of $56.5 million under our revolving credit facility, which had availability of $326.2 million. As of December 31, 2016, we had no borrowings under our revolving credit facility, which had availability of $382.7 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2017, we were in compliance with all covenants.
The Company also has a credit line of $16.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2017, letters of credit under the credit line were $0.2 million

46 POLYONE CORPORATION

and borrowings were $11.7 million with an interest rate of 2.69%. As of December 31, 2016, letters of credit under the credit line were $0.2 million and borrowings were $12.3 million with an interest rate of 2.84%. As of December 31, 2017 and 2016, there was remaining availability on the credit line of $4.1 million and $3.5 million, respectively.
The estimated fair value of PolyOne’s debt instruments at December 31, 2017 and 2016 was $1,343.3 million and $1,271.7 million, respectively, compared to carrying values of $1,309.0 million and $1,257.9 million as of December 31, 2017 and 2016, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2018	$32.6
2019	6.6
2020	6.6
2021	6.6
2022	668.1
Thereafter	603.0
Aggregate maturities	$1,323.5
Included in Interest expense, net for the years ended December 31, 2017, 2016 and 2015 was interest income of $0.7 million, $0.8 million and $1.0 million, respectively. Total interest paid on debt was $59.4 million in 2017, $56.3 million in 2016 and $65.9 million in 2015.
Note 6 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles, railcars, computers and software under operating leases. Lease expense from continuing operations was $25.2 million in 2017, $23.0 million in 2016 and $22.8 million in 2015.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2017 are as follows:

(In millions)
2018	$18.2
2019	15.6
2020	12.6
2021	8.1
2022	5.0
Thereafter	8.3
Total	$67.8

Note 7 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2017	December 31, 2016
Finished products	$203.3	$177.4
Work in process	5.1	4.5
Raw materials and supplies	119.4	84.5
Inventories, net	$327.8	$266.4

47 POLYONE CORPORATION

Note 8 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2017	December 31, 2016
Land and land improvements (1)	$40.7	$38.7
Buildings (2)	303.5	285.2
Machinery and equipment	1,038.0	966.3
Property, gross	1,382.2	1,290.2
Less accumulated depreciation and amortization	(920.6)	(863.9)
Property, net	$461.6	$426.3

(1)	Land and land improvements include properties under capital leases of $1.7 million as of December 31, 2017 and 2016.

(2)	Buildings include properties under capital leases of $16.5 million as of December 31, 2017 and 2016.
Depreciation expense from continuing operations was $61.2 million in 2017, $57.8 million in 2016 and $58.8 million in 2015.
Note 9 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2017 and 2016 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
	December 31,		December 31,
(In millions)	2017	2016	2017	2016
Employment costs	$87.5	$72.0	$20.1	$21.7
Environmental liabilities	8.4	8.8	108.7	108.5
Accrued taxes	13.8	5.3	—	—
Pension and other post-employment benefits	5.4	5.6	—	—
Accrued interest	10.1	12.1	—	—
Dividends payable	14.2	11.3	—	—
Unrecognized tax benefits	3.3	0.2	18.1	9.1
Other	6.4	9.9	9.4	1.5
Total	$149.1	$125.2	$156.3	$140.8
Note 10 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. We recognized a charge of $3.3 million and $11.6 million in the fourth quarter of 2017 and 2015, respectively, related to the actuarial losses during the year. We recognized a benefit of $8.4 million in the fourth quarter of 2016, related to the actuarial gain during the year.
All U.S. qualified defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.

48 POLYONE CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans.

	Pension Benefits		Health Care Benefits
(In millions)	2017	2016	2017	2016
Change in benefit obligation:
Projected benefit obligation — beginning of year	$503.0	$527.4	$10.8	$11.8
Service cost	0.6	1.0	—	—
Interest cost	19.3	20.7	0.4	0.5
Actuarial loss (gain)	21.3	(2.0)	(1.7)	(0.6)
Benefits paid	(38.8)	(43.2)	(0.9)	(1.0)
Other	2.3	(0.9)	0.2	0.1
Projected benefit obligation — end of year	$507.7	$503.0	$8.8	$10.8
Projected salary increases	(2.0)	(1.7)	—	—
Accumulated benefit obligation	$505.7	$501.3	$8.8	$10.8
Change in plan assets:
Plan assets — beginning of year	$474.3	$456.0	$—	$—
Actual return on plan assets	44.0	37.1	—	—
Company contributions	4.6	24.7	0.9	1.0
Benefits paid	(38.8)	(43.2)	(0.9)	(1.0)
Other	0.6	(0.3)	—	—
Plan assets — end of year	$484.7	$474.3	$—	$—
Unfunded status at end of year	$(23.0)	$(28.7)	$(8.8)	$(10.8)
Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2017	2016	2017	2016
Non-current assets	$35.9	$29.2	$—	$—
Accrued expenses and other liabilities	$4.4	$4.4	$1.0	$1.2
Other non-current liabilities	$54.5	$53.5	$7.8	$9.6
As of December 31, 2017 and 2016, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2017	2016	2017	2016
Projected benefit obligation	$63.9	$62.4	$8.8	$10.8
Accumulated benefit obligation	$61.9	$60.7	$8.8	$10.8
Fair value of plan assets	$5.1	$4.5	$—	$—
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2017	2016	2017	2016
Discount rate	3.62%	3.97%	3.60%	4.04%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	6.29%	6.52%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2027

49 POLYONE CORPORATION

The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2017.

	Pension Benefits			Health Care Benefits
(In millions)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit costs (gains):
Service cost	$0.6	$1.0	$1.7	$—	$—	$—
Interest cost	19.3	20.7	21.3	0.4	0.5	0.6
Expected return on plan assets	(27.7)	(31.4)	(32.7)	—	—	—
Mark-to-market actuarial net losses (gains)	5.0	(7.8)	15.2	(1.7)	(0.6)	(3.6)
Net periodic (benefit) cost	$(2.8)	$(17.5)	$5.5	$(1.3)	$(0.1)	$(3.0)

In 2017, we recognized a $3.3 million mark-to-market charge that was primarily a result of the decrease in our year end discount rates, from 3.97% to 3.62%, and updated mortality assumptions, partially offset by a higher than expected return on assets.
In 2016, we recognized an $8.4 million mark-to-market gain that was primarily a result of actual asset returns that were $5.7 million higher than our assumed returns and updated mortality assumptions. Partially offsetting these gains was the decrease in our year end discount rates, from 4.10% to 3.97%.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2017	2016	2015	2017	2016	2015
Discount rate*	3.97%	4.10%	3.88%	4.04%	4.12%	3.75%
Expected long-term return on plan assets*	6.08%	6.87%	6.87%	—%	—%	—%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	6.52%	6.69%	6.88%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2027	2027	2027

*	The mark-to-market component of net periodic costs is determined based on discount rates as of year-end and actual asset returns during the year.
The expected long-term rate of return on pension assets was determined after considering the historical and forward looking long-term asset returns by asset category and the expected investment portfolio mix.
Our pension investment strategy is to diversify the portfolio among asset categories to enhance the portfolio’s risk-adjusted return as well as insulate it from exposure to changes in interest rates. Our asset mix considers the duration of plan liabilities, historical and expected returns of the investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 90% in fixed income securities and 10% in equity securities. The plan keeps a minimal amount of cash available to fund benefit payments. These investments may include funds of multiple asset investment strategies and funds of hedge funds.

50 POLYONE CORPORATION

The fair values of pension plan assets at December 31, 2017 and 2016, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2017
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$4.3	$—	$—	$4.3
Other	—	—	5.1	5.1
Total	$4.3	$—	$5.1	9.4

Investments measured at NAV:
Common collective funds:
United States equity				19.2
International equity				19.4
Global equity				9.6
Fixed income				427.1
Total common collective funds				475.3

Total investments at fair value				$484.7

	Fair Value of Plan Assets at December 31, 2016
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$7.0	$—	$—	$7.0
Other	—	—	4.5	4.5
Total	$7.0	$—	$4.5	11.5

Investments measured at NAV:
Common collective funds:
United States equity				45.5
International equity				37.1
Global equity				27.6
Fixed income				352.6
Total common collective funds				$462.8

Total investments at fair value				$474.3
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

51 POLYONE CORPORATION

The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2018	$39.3	$1.0
2019	38.4	0.9
2020	38.3	0.9
2021	38.6	0.8
2022	36.6	0.8
2023 through 2027	169.8	3.1
We currently estimate that 2018 employer contributions will be $4.4 million to all qualified and non-qualified pension plans and $1.0 million to all healthcare benefit plans.
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
Following are our contributions to the RSP:

(In millions)	2017	2016	2015
Retirement savings match	$9.1	$8.2	$8.4
Retirement benefit contribution	1.6	4.0	4.1
Total contributions	$10.7	$12.2	$12.5
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
Following the Court rulings, the parties to the litigation agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocation of future remediation costs at the Calvert City site to Westlake Vinyls. We will adjust our accrual, in the future, consistent with any such future allocation of costs. Additionally, we continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement.
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
Since 2009, PolyOne, along with respondents Westlake Vinyls, Inc., and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as evaluation of potential remedies to address the contamination. As recently as November 2017, the USEPA indicated it supported a containment remedy that is technologically feasible and would protect human health and the environment, minimize disruption to the ongoing operations at the site, and appropriately balance cost with effectiveness.
Contrary to prior understanding, the USEPA issued a proposed plan for the site on December 1, 2017 identifying significant remedial actions beyond containment. The public comment period for the USEPA’s proposed plan ended

52 POLYONE CORPORATION

on February 13, 2018. During the public comment period, we had meaningful discussions with the USEPA regarding an alternative remedy, performed additional technical analysis to support our remedy, and have provided this information to the USEPA in our formal comment response. We believe this alternative is equally protective of human health and the environment, can commence contamination removal much more quickly, is less disruptive to the business operating at the site, and is more cost effective. These discussions, along with our technical analysis of an alternative remedy, give us reason to believe that there are two likely outcomes, the EPA’s proposed plan and our proposed alternative remedy, with neither outcome being more likely than the other. As such, we have not adjusted our current reserve of $107.0 million, which reflects the low end of the range of these two outcomes. Based on the USEPA's proposed plan issued on December 1, 2017, the cost estimate for their proposed remedy is $244.0 million. The USEPA could issue its Record of Decision as early as the first quarter of 2018, and if the USEPA determines our alternative remedy is not appropriate, there could be an adjustment to increase our current reserve based on the proposed plan issued on December 1, 2017.
On March 13, 2013, PolyOne acquired Spartech. One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River (the lower Passaic River Study Area). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a Remedial Investigation and Feasibility Study (RIFS) of the lower Passaic River Study Area. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the lower Passaic River Study Area or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to any liability or agree to bear any such remediation or natural resource damage costs.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the lower Passaic River Study Area, and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a Record of Decision selecting a remedy for an eight-mile portion of the lower Passaic River Study Area at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington indicating that the USEPA would engage the recipients in a process to allocate remedial costs for the lower eight miles of the lower Passaic River Study Area, and has engaged a third party allocator as part of that process.
Based on the currently available information, we have found no evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of December 31, 2017, we have not accrued for costs of remediation related to the lower Passaic River.
Our Consolidated Balance Sheet includes accruals totaling $117.1 million and $117.3 million as of December 31, 2017 and 2016, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2017. However, such additional costs, if any, cannot be currently estimated.

53 POLYONE CORPORATION

The following table details the changes in the environmental accrued liabilities:

(In millions)	2017	2016	2015
Balance at beginning of the year	$117.3	$119.9	$121.1
Environmental expenses	14.8	8.3	9.3
Net cash payments	(15.2)	(11.0)	(9.8)
Currency translation and other	0.2	0.1	(0.7)
Balance at end of year	$117.1	$117.3	$119.9
The environmental expenses noted in the table above are included in Cost of sales in the accompanying Consolidated Statements of Income (Loss), as are insurance recoveries received for previously incurred environmental costs. We received insurance recoveries of $9.1 million, $6.1 million and $3.5 million in 2017, 2016 and 2015, respectively. Such insurance recoveries are recognized as a gain when received.
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
Income from continuing operations, before income taxes consists of the following:

(In millions)	2017	2016	2015
Domestic	$105.6	$129.1	$94.7
Foreign	106.7	97.5	79.3
Income from continuing operations, before income taxes	$212.3	$226.6	$174.0
A summary of income tax expense from continuing operations is as follows:

(In millions)	2017	2016	2015
Current income tax expense (benefit):
Domestic - U.S. tax reform, transition tax	$24.0	$—	$—
Domestic - other	(11.2)	27.8	24.5
Foreign	27.3	22.5	28.5
Total current income tax expense	$40.1	$50.3	$53.0
Deferred income tax (benefit) expense:
Domestic - U.S. tax reform, tax effect on net deferred tax liabilities	$(20.1)	$—	$—
Domestic - other	27.4	6.0	(28.6)
Foreign	(8.7)	4.1	1.1
Total deferred income tax (benefit) expense	$(1.4)	$10.1	$(27.5)
Total income tax expense	$38.7	$60.4	$25.5
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. Among other things, effective in the first taxable year after the enactment, the TCJA reduces the US federal corporate tax rate from 35% to 21%, exempts from U.S. federal income taxation dividends from certain foreign corporations to their U.S. shareholders, eliminates or reduces the effect of various federal tax deductions and creates new taxes on certain outbound payments and future foreign earnings generated after 2017. The TCJA also requires U.S. companies to pay a one-time transition tax on earnings of foreign corporate subsidiaries that are at least ten-percent owned by such U.S. companies and that were previously deferred from U.S. taxation.
At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the TCJA; however, in compliance with the SEC's Staff Accounting Bulletin (SAB) 118 (issued December 22, 2017), we have made a reasonable estimate of the effects on our existing deferred income tax balances and the one-time transition tax, which is included as a component of income tax expense from continuing operations in the following tabular reconciliation. Once we have finalized our 2017 tax returns, we will update our estimates based on our completed review, including the consideration of additional clarifications on the TCJA from the U.S. government. Any adjustments to our provisional amounts will be disclosed in our respective filings within the one-year measurement period provided by SAB 118.

54 POLYONE CORPORATION

At December 31, 2017, we have not completed our analysis with respect to the impact of the TCJA on our continuing assertion that our foreign earnings are indefinitely reinvested pursuant to Accounting Principles Board (APB) 23 of Accounting Standards Codification (ASC) 740-30. APB 23 provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. Upon completion of our analysis, if our assertion were to change in the future, that change could result in a recognition of tax liabilities.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below.

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%

Foreign tax rate differential:
Asia	(1.2)	(1.2)	(1.5)
Europe	(8.6)	(2.7)	(2.8)
North America (Canada and Mexico)	(1.3)	(1.7)	(1.0)
Total foreign tax rate differential:	(11.1)	(5.6)	(5.3)

State and local tax, net	1.4	2.1	2.5
Tax benefits on certain foreign investments	(6.8)	(1.9)	—
Domestic production activities deduction	(1.9)	(1.5)	(1.8)
Amended prior period tax returns and corresponding favorable audit adjustments	(3.6)	(1.3)	(17.7)
Net impact of uncertain tax positions	2.2	(1.1)	0.5
Permanent tax differences	1.2	0.9	1.7
U.S. credit for research activities	(1.1)	(0.4)	(0.5)
Changes in valuation allowances	0.7	0.4	0.3
U.S. tax reform, transition tax	11.3	—	—
U.S. tax reform, tax effect on net deferred tax liabilities	(9.5)	—	—
Other	0.4	0.1	—
Effective income tax rate	18.2%	26.7%	14.7%
The effective tax rates for all periods differed from the applicable U.S. federal statutory tax rate as a result of permanent items, state and local income taxes, differences in foreign tax rates and certain unusual items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or unusual items impacting the effective income tax rate are described below.
2017 Significant items
The increase in the Foreign tax rate differential line item in the table above, compared to 2016, primarily related to a European legal entity realignment.
Tax benefits on certain foreign investments decreased the effective tax rate by 6.8% ($14.4 million) related to distributions from foreign subsidiaries with net foreign tax credits.
2015 Significant items
Amending U.S. federal income tax returns for 2004 through 2012 to use foreign tax credits decreased the effective tax rate by 17.7% ($30.8 million). This is reflected in the Amended prior period tax returns and corresponding favorable audit adjustments line in the table above.
The Net impact of uncertain tax positions increased the effective tax rate by 0.5% ($0.9 million). The reversal of an uncertain tax position due to the expiration of the statute of limitations decreased the effective tax rate by 5.7% ($9.9 million). A foreign court ruling, which settled an uncertain position taken in a prior year, increased the effective tax rate by 4.6% ($8.0 million). Other unfavorable uncertain tax positions increased the effective tax rate by 1.6%, which offset the net decrease in the effective tax rate of the two items noted.

55 POLYONE CORPORATION

Components of our deferred tax assets (liabilities) as of December 31, 2017 and 2016 were as follows:

(In millions)	2017	2016
Deferred tax assets:
Pension and other post-retirement benefits	$7.3	$12.5
Employment costs	22.0	33.7
Environmental reserves	29.4	45.1
Net operating loss carryforwards	42.3	28.8
Foreign tax credit carryforwards	—	23.0
Other, net	20.0	30.9
Gross deferred tax assets	$121.0	$174.0
Valuation allowances	(21.4)	(19.8)
Total deferred tax assets, net of valuation allowances	$99.6	$154.2

Deferred tax liabilities:
Property, plant and equipment	$(20.7)	$(16.5)
Goodwill and intangibles	(98.7)	(121.1)
Other, net	(1.0)	(1.8)
Total deferred tax liabilities	$(120.4)	$(139.4)

Net deferred tax (liabilities) assets	$(20.8)	$14.8

Consolidated Balance Sheets:
Non-current deferred income tax assets	$19.5	$21.7
Non-current deferred income tax liabilities	$(40.3)	$(6.9)
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future using the new federal statutory tax rate of 21%. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amount during the measurement period allowed by SAB 118. The provisional amount recorded associated with the reduction of the U.S. federal statutory rate resulted in a decrease of $20.1 million to our net deferred tax liabilities.
Prior to the enactment of the TCJA, the Company had $24.6 million of U.S. foreign tax credit carryforwards that would have otherwise expired between 2018 and 2025. Due to the TCJA, the Company utilized all U.S. foreign tax credits to offset taxes due for the one-time transition tax on foreign earnings prior to the period ended December 31, 2017. We do not anticipate the resulting cash tax payable for the one-time transition tax to be greater than $10.0 million.
As of December 31, 2017, we had gross state net operating loss carryforwards of $162.1 million that expire between 2018 and 2032. Various foreign subsidiaries have gross net operating loss carryforwards totaling $124.8 million that expire between 2018 and 2037 with limited exceptions that have indefinite carryforward periods. We have provided valuation allowances of $20.5 million against certain foreign and state net operating loss carryforwards that are expected to expire prior to utilization. In addition, we have valuation allowances of $0.9 million against other net deferred tax assets.
As disclosed above, we recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $24.0 million. We have not yet completed our calculation of the total post-1986 earnings for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post -1986 foreign earnings & profits previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested. No provision has been made for income taxes on undistributed earnings of those consolidated non-U.S. subsidiaries of $413.0 million as of December 31, 2017, because our intention is to reinvest indefinitely undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
We made worldwide income tax payments of $56.5 million and received refunds of $6.7 million in 2017. We made worldwide income tax payments of $50.3 million and $57.7 million in 2016 and 2015, respectively, and received refunds of $2.4 million and $2.6 million in 2016 and 2015, respectively.

56 POLYONE CORPORATION

The Company records provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2017	2016	2015
Balance as of January 1,	$7.9	$11.3	$27.4
Increases as a result of positions taken during current year	9.2	0.3	3.9
Increases as a result of positions taken for prior years	1.8	1.2	9.2
Balance related to acquired businesses	—	—	—
Reductions for tax positions of prior years	(0.3)	—	—
Decreases as a result of lapse of statute of limitations	(0.2)	(4.2)	(13.1)
Decreases relating to settlements with taxing authorities	—	(0.3)	(15.3)
Other, net	0.2	(0.4)	(0.8)
Balance as of December 31,	$18.6	$7.9	$11.3
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2017 and 2016, we had $3.9 million and $3.3 million accrued for interest and penalties, respectively.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur up to $3.3 million based on the outcome of tax examinations and the expiration of statutes of limitations.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be a benefit of $10.6 million.
The Company is currently being audited by federal, state and foreign taxing jurisdictions. With the exception of amended tax returns for 2004 to 2012, which are limited in scope to foreign tax credits, we are no longer subject to U.S. federal income tax examinations for periods preceding 2013. With limited exceptions, we are no longer subject to state tax and foreign tax examinations for periods preceding 2013.
For the income tax benefit associated with the July 19, 2017 sale of DSS, refer to Note 3, Discontinued Operations.
Note 13 — SHARE-BASED COMPENSATION
Share-based compensation cost is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Share-based compensation cost recognized in the accompanying Consolidated Statements of Income (Loss) includes compensation cost for share-based payment awards based on the grant date fair value estimated in accordance with the provision of FASB ASC Topic 718, Compensation — Stock Compensation. Share-based compensation expense is based on awards expected to vest and therefore has been reduced for estimated forfeitures.
Equity and Performance Incentive Plans
In May 2017, our shareholders approved the PolyOne Corporation 2017 Equity and Incentive Compensation Plan (2017 EICP). This plan replaced the PolyOne Corporation 2010 Equity and Performance Incentive Plan (2010 EPIP), as amended and restated in 2015. The 2010 EPIP was frozen upon the approval of the 2017 EICP. The 2017 EICP reserved 2.5 million common shares for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). It is anticipated that all share-based grants and awards that are earned and exercised will be issued from PolyOne common shares that are held in treasury.
Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income (Loss). A summary of compensation expense by type of award follows:

(In millions)	2017	2016	2015
Stock appreciation rights	$4.2	$3.3	$4.0
Performance shares	0.6	—	0.5
Restricted stock units	5.3	4.4	3.7
Total share-based compensation	$10.1	$7.7	$8.2

57 POLYONE CORPORATION

Stock Appreciation Rights
During the years ended December 31, 2017, 2016 and 2015, the total number of SARs granted were 0.5 million, 0.5 million and 0.3 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2017, 2016 and 2015 are subject to an appreciation cap of 200% of the base price. Outstanding SARs have contractual terms of ten years from the date of the grant.
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
The following is a summary of the weighted average assumptions related to the grants issued during 2017, 2016 and 2015:

	2017	2016	2015
Expected volatility	41.0%	41.0%	43.0%
Expected dividends	1.58%	1.92%	1.05%
Expected term (in years)	6.5	6.7	6.5
Risk-free rate	2.72%	1.90%	1.95%
Value of SARs granted	$12.01	$8.29	$13.94
A summary of SAR activity for 2017 is presented below:

Stock Appreciation Rights (In millions, except per share data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	1.8	$25.73	6.68	$14.3
Granted	0.5	34.10	—
Exercised	(0.4)	18.94	—
Forfeited or expired	(0.1)	37.14	—
Outstanding as of December 31, 2017	1.8	$28.62	6.85	$27.0
Vested and exercisable as of December 31, 2017	1.0	$26.29	5.16	$17.6
The total intrinsic value of SARs exercised during 2017, 2016 and 2015 was $7.6 million, $2.8 million and $9.7 million, respectively. As of December 31, 2017, there was $2.5 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 23 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2017, 2016 and 2015, the total number of RSUs granted were 0.3 million, 0.2 million and 0.1 million, respectively. These RSUs, which vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2017, 0.5 million RSUs remain unvested with a weighted-average grant date fair value of $33.05. Unrecognized compensation cost for RSUs at December 31, 2017 was $7.6 million, which is expected to be recognized over the weighted average remaining vesting period of 24 months.
Note 14 — SEGMENT INFORMATION
A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

58 POLYONE CORPORATION

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
PolyOne has four reportable segments. Previously, PolyOne had five reportable segments. However, as a result of the divestiture of DSS, we have removed DSS as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes.
The following is a description of each of our four reportable segments.
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

59 POLYONE CORPORATION

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
PolyOne Distribution
The PolyOne Distribution business distributes more than 4,000 grades of engineering and commodity grade resins, including PolyOne-produced solutions, principally to the North American, Central American and Asian markets. These products are sold to over 6,500 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 25 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. Expansion in Central America and Asia have bolstered PolyOne Distribution's ability to serve the specialized needs of customers globally.
Financial information by reportable segment is as follows:

Year Ended December 31, 2017 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Color, Additives and Inks	$877.7	$15.5	$893.2	$138.6	$41.2	$21.2	$1,146.8
Specialty Engineered Materials	574.8	49.5	624.3	78.2	21.1	23.4	545.1
Performance Products and Solutions	639.6	81.0	720.6	77.1	15.5	17.2	275.8
PolyOne Distribution	1,137.8	16.8	1,154.6	72.6	0.8	0.5	250.9
Corporate and eliminations	—	(162.8)	(162.8)	(89.0)	4.2	9.3	486.7
Total	$3,229.9	$—	$3,229.9	$277.5	$82.8	$71.6	$2,705.3

Year Ended December 31, 2016 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Color, Additives and Inks	$778.9	$18.8	$797.7	$127.5	$40.2	$20.6	$923.8
Specialty Engineered Materials	516.4	49.4	565.8	81.1	18.3	19.4	542.8
Performance Products and Solutions	589.2	79.3	668.5	74.4	15.0	12.4	241.8
PolyOne Distribution	1,054.1	16.9	1,071.0	68.2	0.7	0.2	207.0
Corporate and eliminations	—	(164.4)	(164.4)	(64.9)	4.0	13.0	386.5
Assets Held for Sale	—	—	—	—	25.8	18.6	433.9
Total	$2,938.6	$—	$2,938.6	$286.3	$104.0	$84.2	$2,735.8

60 POLYONE CORPORATION

Year Ended December 31, 2015 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Color, Additives and Inks	$801.2	$9.5	$810.7	$135.4	$40.7	$27.3	$945.4
Specialty Engineered Materials	493.1	49.7	542.8	79.6	15.2	17.7	357.7
Performance Products and Solutions	615.8	78.3	694.1	57.4	15.5	9.8	240.8
PolyOne Distribution	1,018.7	15.4	1,034.1	68.0	0.7	0.4	199.9
Corporate and eliminations	—	(152.9)	(152.9)	(82.8)	3.8	17.6	432.3
Assets Held for Sale	—	—	—	—	28.4	18.4	444.2
Total	$2,928.8	$—	$2,928.8	$257.6	$104.3	$91.2	$2,620.3
Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2017	2016	2015
Sales:
United States	$1,910.8	$1,767.8	$1,806.3
Europe	455.7	415.2	421.8
Canada	251.1	237.7	225.7
Asia	313.4	266.9	249.6
Mexico	279.8	233.7	209.7
South America	19.1	17.3	15.7
Total Sales	$3,229.9	$2,938.6	$2,928.8

Long lived assets:
United States	$279.7	$268.3	$234.5
Europe	97.0	86.6	88.5
Canada	8.2	7.2	6.9
Asia	56.2	44.6	45.7
Mexico	18.5	18.5	19.4
South America	2.0	1.1	4.9
Total Long lived assets	$461.6	$426.3	$399.9
Note 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017 Quarters				2016 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth(6)	Third (7)	Second (8)	First (9)
Sales	$800.6	$818.5	$814.1	$796.7	$694.8	$746.7	$758.2	$738.9
Gross Margin	169.2	179.5	188.0	182.3	152.5	166.1	181.9	176.6
Operating income	45.8	67.7	80.0	84.0	62.1	72.0	81.8	70.4
Net income from continuing operations	35.5	40.2	49.6	48.3	35.1	42.8	50.1	38.2
Net income from continuing operations attributable to PolyOne shareholders	$35.4	$40.2	$49.6	$48.3	$35.2	$42.8	$50.1	$38.3

Net income from continuing operations per common share attributable to PolyOne common shareholders: (1)
Basic earnings per share	$0.44	$0.50	$0.61	$0.58	$0.43	$0.51	$0.59	$0.45
Diluted earnings per share	$0.43	$0.49	$0.60	$0.58	$0.42	$0.51	$0.59	$0.45

(1)
Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)
Included for the fourth quarter 2017 are: 1) tax adjustments primarily associated with the Tax Cuts and Jobs Act of $10.7 million and 2) a mark-to-market pension and other post-retirement charge of $3.3 million.

(3)
Included for the third quarter 2017 are: 1) acquisition related costs and adjustments of $2.6 million, 2) environmental remediation costs of $4.9 million and 3) a gain related to the reimbursement of previously incurred environmental costs of $2.5 million.

(4)	Included for the second quarter 2017 are: 1) environmental remediation costs of $5.0 million and 2) a gain related to the reimbursement of previously incurred environmental costs of $3.8 million.

(5)	Included for the first quarter 2017 are environmental remediation costs of $2.2 million.

61 POLYONE CORPORATION

(6)	Included for the fourth quarter 2016 are: 1) a mark-to-market pension and other post-retirement charge of $8.4 million and 2) environmental remediation costs of $2.2 million.

(7)	Included for the third quarter 2016 are: 1) acquisition related costs and adjustments of $2.5 million and 2) environmental remediation costs of $2.4 million.

(8)	Included for the second quarter 2016 are: 1) environmental remediation costs of $2.1 million and 2) a gain related to the reimbursement of previously incurred environmental costs of $5.3 million.

(9)	Included for the first quarter 2016 are: 1) acquisition related costs and adjustments of $2.8 million and 2) environmental remediation costs of $1.7 million.
Note 16 — SUBSEQUENT EVENTS
On January 2, 2018, the Company completed the acquisition of IQAP Masterbatch Group S.L. (IQAP) for $74.0 million, net of cash acquired. IQAP is an innovative provider of specialty colorants and additives based in Spain with customers throughout Europe. The IQAP results will be reported in the Color, Additives and Inks segment.

62 POLYONE CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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

2.
Under the supervision of and with participation of PolyOne’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2017. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2017, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 31 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None.

63 POLYONE CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2018 Annual Meeting of Shareholders (2018 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2018 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2018 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2018 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,812,317	$28.62	2,513,164 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,812,317	$28.62	2,513,164

(1)
In addition to options, warrants and rights, the PolyOne Corporation 2017 Equity and Incentive Compensation Plan (the 2017 EICP) authorizes the issuance of restricted stock, RSUs, performance shares and awards to Non-Employee Directors. The 2017 EICP limits the total number of shares that may be issued as one or more of these types of awards to 2.5 million.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2018 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2018 Proxy Statement.

64 POLYONE CORPORATION

PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits:

65 POLYONE CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1†
Agreement and Plan of Merger, dated October 23, 2012, by and among PolyOne Corporation, 2012 RedHawk, Inc., 2012 RedHawk, LLC and Spartech Corporation (Incorporated by reference to Exhibit 2.1 to PolyOne Corporation’s current report on Form 8-K filed on October 24, 2012, SEC File No. 1-16091)

2.2†
Asset Purchase Agreement, dated as of March 25, 2013, by and between PolyOne Corporation and Mexichem Specialty Resins Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 27, 2013, SEC File No. 1-16091)

2.3†
Equity Purchase Agreement dated June 29, 2017, by and among PolyOne Corporation, PolyOne Designed Structures and Solutions LLC and NLIN Plastics, LLC (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, SEC File No. 1-16091)

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
4.1
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.1
Second Amended and Restated Credit Agreement, dated February 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.2
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.3
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2016, SEC File No. 16091)

10.4
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.5
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.6
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-16091)

10.7+
Form of 2011 Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091)

10.8+
Amended and Restated PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.9+
Amended and Restated PolyOne Senior Executive Annual Incentive Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.10	PolyOne 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)
10.11+
Form of Grant of Stock-Settled Stock Appreciation Rights under the 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-16091)

10.12+
Amended and Restated Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective May 20, 2014) (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, SEC File No. 1-16091)

10.13+
Form of Management Continuity Agreement for Executive Officers prior to 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

Exhibit No.	Exhibit Description
10.14+
Form of Management Continuity Agreement for Executive Officers after 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.15+	Schedule of Executive Officers with Management Continuity Agreements**
10.16+
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

10.19+
Form of 2012 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 1-16091)

10.20+
Form of 2013 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.21+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10.22+
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

POLYONE CORPORATION

February 15, 2018	BY:	/S/ BRADLEY C. RICHARDSON
Bradley C. Richardson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: February 15, 2018
Robert M. Patterson

/S/ BRADLEY C. RICHARDSON	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 15, 2018
Bradley C. Richardson

/S/ RICHARD H. FEARON	Director	Date: February 15, 2018
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 15, 2018
Gregory J. Goff

/S/ WILLIAM R. JELLISON	Director	Date: February 15, 2018
William R. Jellison

/S/ SANDRA BEACH LIN	Director	Date: February 15, 2018
Sandra Beach Lin

/S/ RICHARD A. LORRAINE	Director	Date: February 15, 2018
Richard A. Lorraine

/S/ KIM ANN MINK	Director	Date: February 15, 2018
Kim Ann Mink

/S/ WILLIAM H. POWELL	Director	Date: February 15, 2018
William H. Powell

/S/ KERRY J. PREETE	Director	Date: February 15, 2018
Kerry J. Preete

/S/ WILLIAM A. WULFSOHN	Director	Date: February 15, 2018
William A. Wulfsohn

68 POLYONE CORPORATION