Form 10-Q
period 2018-03-31
POLYONE CORP
filed 2018-04-26
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of March 31, 2018 was 79,971,013.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Sales	$901.6	$796.7
Cost of sales	703.1	614.5
Gross margin	198.5	182.2
Selling and administrative expense	119.7	100.2
Operating income	78.8	82.0
Interest expense, net	(15.5)	(14.6)
Debt extinguishment costs	—	(0.3)
Other income, net	1.1	0.9
Income from continuing operations before income taxes	64.4	68.0
Income tax expense	(16.7)	(19.7)
Net income from continuing operations	47.7	48.3
Loss from discontinued operations, net of income taxes	(0.8)	(1.4)
Net income attributable to PolyOne common shareholders	$46.9	$46.9

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.59	$0.58
Discontinued operations	(0.01)	(0.01)
Total	$0.58	$0.57
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.59	$0.58
Discontinued operations	(0.01)	(0.01)
Total	$0.58	$0.57

Weighted-average shares used to compute earnings per common share:
Basic	80.4	82.1
Plus dilutive impact of share-based compensation	0.9	0.6
Diluted	81.3	82.7

Anti-dilutive shares not included in diluted common shares outstanding	0.1	0.3

Cash dividends declared per share of common stock	$0.175	$0.135
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income	$46.9	$46.9
Other comprehensive income
Translation adjustments	10.6	6.4
Other	—	0.1
Comprehensive income attributable to PolyOne common shareholders	$57.5	$53.4
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$165.5	$243.6
Accounts receivable, net	490.8	392.4
Inventories, net	322.0	327.8
Other current assets	57.0	102.8
Total current assets	1,035.3	1,066.6
Property, net	486.5	461.6
Goodwill	635.6	610.5
Intangible assets, net	426.6	400.0
Other non-current assets	159.9	166.6
Total assets	$2,743.9	$2,705.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$35.1	$32.6
Accounts payable	416.2	388.9
Accrued expenses and other current liabilities	120.6	149.1
Total current liabilities	571.9	570.6
Non-current liabilities:
Long-term debt	1,318.8	1,276.4
Pension and other post-retirement benefits	62.4	62.3
Other non-current liabilities	205.7	196.6
Total non-current liabilities	1,586.9	1,535.3
Shareholders’ equity:
PolyOne shareholders’ equity	584.2	598.5
Noncontrolling interests	0.9	0.9
Total equity	585.1	599.4
Total liabilities and shareholders’ equity	$2,743.9	$2,705.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$46.9	$46.9
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	22.4	26.1
Accelerated depreciation and fixed asset charges associated with restructuring activities	—	0.4
Debt extinguishment costs	—	0.3
Share-based compensation expense	2.7	2.4
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(82.4)	(86.7)
Decrease (increase) in inventories	17.0	(22.4)
Increase in accounts payable	16.6	38.5
Decrease in pension and other post-retirement benefits	(2.3)	(3.3)
Increase (decrease) in accrued expenses and other assets and liabilities - net	5.8	(25.9)
Net cash provided (used) by operating activities	26.7	(23.7)
Investing Activities
Capital expenditures	(12.9)	(15.5)
Business acquisitions, net of cash acquired	(73.0)	(20.9)
Sale of and proceeds from other assets	—	0.9
Net cash used by investing activities	(85.9)	(35.5)
Financing Activities
Borrowings under credit facilities	286.6	288.8
Repayments under credit facilities	(249.1)	(248.4)
Purchase of common shares for treasury	(42.2)	(34.3)
Cash dividends paid	(14.2)	(11.3)
Repayment of long-term debt	(1.6)	(1.6)
Payments of withholding tax on share awards	(1.6)	(2.3)
Debt financing costs	—	(1.9)
Net cash used by financing activities	(22.1)	(11.0)
Effect of exchange rate changes on cash	3.2	1.2
Decrease in cash and cash equivalents	(78.1)	(69.0)
Cash and cash equivalents at beginning of period	243.6	226.7
Cash and cash equivalents at end of period	$165.5	$157.7
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal recurring, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2017 of PolyOne Corporation. When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2018. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further detailed in Note 3, Discontinued Operations in our annual report on Form 10-K for the year ended December 31, 2017.
Accounting Standards Adopted
On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers and all related amendments (the Standard), for all contracts using the modified retrospective method. The Standard implements a five-step process for revenue recognition that focuses on transfer of control and defines a contract as “an agreement between two or more parties that creates legally enforceable rights and obligations." The adoption of the Standard did not significantly impact the timing and measurement of revenue recognition. Additionally, we concluded that the methodology for which we historically estimated and recognized variable consideration (e.g. rebates) is consistent with the requirements of the Standard. As a result, we did not recognize a cumulative effect adjustment to the opening balance of retained earnings.
At contract inception, PolyOne assesses the goods and services promised to a customer and identifies a performance obligation for each promised good or service that is distinct. Our contracts, generally in the form of a purchase order or written contract, specifies the product or service that is promised to the customer. The typical contract life is less than 12 months and contains only one performance obligation, to provide conforming goods or services to the customer. Revenue is recognized at the point in time when control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities with the exception of certain contract manufacturing arrangements.
Within the Performance Products & Solutions (PP&S) segment, there are certain contract manufacturing arrangements where PolyOne charges the customer a conversion fee for processing raw materials that are owned and controlled by the customer. PolyOne will recognize revenue for these contract manufacturing arrangements over time, as we convert customer owned material, and have elected the “right to invoice” practical expedient available within ASC 606-10-55-18 as our measure of progress. Order fulfillment cycles are short and at any given time we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed to-date.
The revenue streams within the Company are consistent with those disclosed for our reportable segments, within Note 8, Segment Information. For descriptions of our product offerings and segments see Note 14, Segment Information in our annual report on Form 10-K for the year ended December 31, 2017. We offer more than 35,000 polymer solutions to over 10,000 customers across the world. No customer accounts for more than 3% of our consolidated revenues and we do not have a high concentration of business in one particular end market.
In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. We recognized an adjustment of $17.0 million to beginning retained earnings upon adoption of this standard on January 1, 2018 from transactions completed as of December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This standard requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost must be presented below operating income. The Company has adopted ASU 2017-07 as of January 1, 2018.
ASU 2017-07 provides a practical expedient to utilize previously disclosed components of net periodic benefit costs as an estimate for retrospective presentation. Utilizing this practical expedient, the Company reclassified non-service components of net periodic benefit cost from Cost of sales and Selling and administrative expense into Other income, net on the Consolidated Statements of Income. The adoption of ASU 2017-07 resulted in $1.4 million and $2.0 million of the non-service components of net periodic benefit gain presented in Other income, net for the three months ended March 31, 2018 and 2017, respectively. For additional detail on the components of our annual net periodic benefit cost please see Note 10, Employee Benefit Plans in our annual report on Form 10-K for the year ended December 31, 2017.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company will adopt ASU 2016-02 no later than the required date of January 1, 2019. The implementation team is analyzing our current lease portfolio and assessing the transition method and impact this standard will have on our Consolidated Financial Statements as well as future disclosure requirements.
Note 2 — BUSINESS COMBINATIONS
On January 2, 2018, the Company acquired the outstanding shares of IQAP Masterbatch Group S.L. (IQAP) for $73.0 million, net of cash acquired. IQAP is an innovative provider of specialty colorants and additives based in Spain with customers throughout Europe. The IQAP results are reported in the Color, Additives and Inks segment. The preliminary purchase price allocation resulted in intangible assets of $31.9 million, property, plant and equipment of $24.1 million, goodwill of $23.8 million, other liabilities of $21.1 million and net working capital of $14.4 million. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 13 to 20 years. IQAP's sales included in our three month ended March 31, 2018 results were $16.7 million.
Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2018 and December 31, 2017, and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2017	$173.2	$424.5	$11.2	$1.6	$610.5
Acquisition of businesses	—	23.8	—	—	23.8
Currency translation and other adjustments	—	1.3	—	—	1.3
Balance March 31, 2018	$173.2	$449.6	$11.2	$1.6	$635.6
Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$269.9	$(64.8)	$0.5	$205.6
Patents, technology and other	177.5	(57.4)	0.6	120.7
Indefinite-lived trade names	100.3	—	—	100.3
Total	$547.7	$(122.2)	$1.1	$426.6

	As of December 31, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$257.3	$(61.5)	$0.1	$195.9
Patents, technology and other	158.2	(54.4)	—	103.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$515.8	$(115.9)	$0.1	$400.0
Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	March 31, 2018	December 31, 2017
Finished products	$190.1	$203.3
Work in process	7.7	5.1
Raw materials and supplies	124.2	119.4
Inventories, net	$322.0	$327.8
Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	March 31, 2018	December 31, 2017
Land and land improvements (1)	$48.4	$40.7
Buildings (2)	327.0	303.5
Machinery and equipment	1,088.0	1,038.0
Property, gross	1,463.4	1,382.2
Less accumulated depreciation and amortization	(976.9)	(920.6)
Property, net	$486.5	$461.6

(1)	Land and land improvements include properties under capital leases of $1.7 million as of March 31, 2018 and December 31, 2017.

(2)	Buildings include properties under capital leases of $16.5 million as of March 31, 2018 and December 31, 2017.
Note 6 — INCOME TAXES
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. Among other things, effective in 2018, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, exempts from U.S. federal income taxation dividends from certain foreign corporations to their U.S. shareholders, eliminates or reduces the effect of various federal tax deductions and creates new taxes on certain outbound payments and future foreign earnings generated after 2017. The TCJA also requires U.S. companies to pay a one-time transition tax on earnings of foreign corporate subsidiaries that are at least ten-percent owned by such U.S. companies and that were previously deferred from U.S. taxation.
We have not completed our accounting for the tax effects of the enactment of the TCJA; however, in compliance with the SEC's amendment to Staff Accounting Bulletin (SAB) 118 (issued December 22, 2017), we have made a reasonable estimate of the effects on our existing deferred income tax balances and the one-time transition tax, which was included as a component of income tax expense from continuing operations for the year ending December 31, 2017. Accordingly, we have not made any additional measurement period adjustments related to these items during the three months ended March 31, 2018. Once we have finalized our 2017 tax returns, we will update our estimates based on our completed review, including the consideration of additional clarifications on the TCJA from the U.S. government. Any adjustments to our provisional amounts will be disclosed in our respective filings within the one-year measurement period provided by SAB 118.
We have elected to recognize the resulting tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred and we have included a provisional estimate for GILTI in our estimated annual effective tax rate.
During the three months ended March 31, 2018, the Company’s effective tax rate of 25.9% was above the Company's U.S. federal statutory rate of 21.0%. This was primarily a result of a foreign withholding tax liability associated with the repatriation of certain foreign earnings (5.3%) and contemplation of GILTI to our current year operations (1.5%), which was partially offset by lower statutory tax rate differences on foreign earnings.

During the three months ended March 31, 2017, the Company’s effective tax rate of 29.0% was below the Company's federal statutory rate of 35.0% primarily due to lower statutory tax rate differences on foreign earnings.
Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2018 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$94.2	$—	$94.2	3.22%
Senior secured term loan due 2022	635.9	8.0	627.9	3.59%
5.25% senior notes due 2023	600.0	5.7	594.3	5.25%
Other debt (1)	37.5	—	37.5
Total debt	$1,367.6	$13.7	$1,353.9
Less short-term and current portion of long-term debt	35.1	—	35.1
Total long-term debt, net of current portion	$1,332.5	$13.7	$1,318.8

As of December 31, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$56.5	$—	$56.5	2.77%
Senior secured term loan due 2022	637.5	8.5	629.0	3.27%
5.25% senior notes due 2023	600.0	6.0	594.0	5.25%
Other debt (1)	29.5	—	29.5
Total debt	$1,323.5	$14.5	$1,309.0
Less short-term and current portion of long-term debt	32.6	—	32.6
Total long-term debt, net of current portion	$1,290.9	$14.5	$1,276.4

(1)	Other debt includes capital lease obligations of $17.8 million as of March 31, 2018 and December 31, 2017.
On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 175 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points or (ii) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points.
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2018, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at March 31, 2018 and December 31, 2017 was $1,372.6 million and $1,343.3 million, respectively, compared to carrying values of $1,353.9 million and $1,309.0 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 8 — SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant realignment costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision maker. These costs are included in Corporate and eliminations.
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution.
Segment information for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$269.1	$270.9	$42.1	$206.5	$211.8	$35.1
Specialty Engineered Materials	150.7	163.1	20.1	146.6	159.1	22.9
Performance Products and Solutions	170.6	191.0	22.7	162.2	183.7	22.1
PolyOne Distribution	311.2	315.5	18.2	281.4	286.1	18.6
Corporate and eliminations	—	(38.9)	(24.3)	—	(44.0)	(16.7)
Total	$901.6	$901.6	$78.8	$796.7	$796.7	$82.0

	Total Assets
(In millions)	March 31, 2018	December 31, 2017
Color, Additives and Inks	$1,275.1	$1,146.8
Specialty Engineered Materials	559.9	545.1
Performance Products and Solutions	291.0	275.8
PolyOne Distribution	260.0	250.9
Corporate and eliminations	357.9	486.7
Total assets	2,743.9	2,705.3
Note 9 — COMMITMENTS AND CONTINGENCIES
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
The environmental obligation at the site arose as a result of an agreement between The B.F.Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993. Under the agreement, The Geon Company agreed to indemnify Goodrich Corporation for certain environmental costs at the site. Neither PolyOne nor The Geon Company ever operated the facility.
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
Contrary to prior understanding, the USEPA issued a proposed plan for the site on December 1, 2017 identifying significant remedial actions beyond containment. The public comment period for the USEPA’s proposed plan ended on February 13, 2018. During the public comment period, we had meaningful discussions with the USEPA regarding an alternative remedy, performed additional technical analysis to support our remedy, and have provided this information to the USEPA in our formal comment response. We believe this alternative is equally protective of human health and the environment, can commence contamination removal much more quickly, is less disruptive to the business operating at the site, and is more cost effective. These discussions, along with our technical analysis of an alternative remedy, give us reason to believe that there are two likely outcomes, the EPA’s proposed plan and our proposed alternative remedy, with neither outcome being more likely than the other. As such, we have not adjusted our current reserve of $107.0 million, which reflects the low end of the range of these two outcomes. Based on the USEPA's proposed plan issued on December 1, 2017, the cost estimate for their proposed remedy is $244.0 million. The USEPA is expected to issue its Record of Decision in 2018, and if the USEPA determines our alternative remedy is not appropriate, there could be an adjustment to increase our current reserve based on the proposed plan issued on December 1, 2017.
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River Study Area (the LPRSA). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a Remedial Investigation and Feasibility Study (RIFS) of the LPRSA. The RIFS costs are exclusive of any costs that may ultimately be required to remediate the LPRSA or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, Franklin-Burlington did not admit to any liability or agree to bear any such remediation or natural resource damage costs.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA, and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a Record of Decision selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA and has engaged a third party allocator as part of that process. Franklin-Burlington is participating in the development of the allocation process with the other parties and the allocator identified by the USEPA, and any allocation for the lower eight miles of the LPRSA is expected to continue into at least 2019.
Based on the currently available information, we have found no evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of March 31, 2018, we have not accrued for costs of remediation related to the lower Passaic River.
During the three months ended March 31, 2018 and 2017, PolyOne recognized $3.1 million and $2.2 million, respectively, of expense related to environmental remediation activities. During the three months ended March 31, 2018 PolyOne received $0.7 million of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Consolidated Balance Sheet includes accruals totaling $116.5 million and $117.1 million as of March 31, 2018 and December 31, 2017, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2018. However, such additional costs, if any, cannot be currently estimated.
Note 10 — EQUITY
Changes in accumulated other comprehensive loss year-to-date as of March 31, 2018 and 2017 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Other	Total
Balance at January 1, 2018	$(58.6)	$5.2	$—	$(53.4)
Translation adjustments	10.6	—	—	10.6
Balance at March 31, 2018	$(48.0)	$5.2	$—	$(42.8)

Balance at January 1, 2017	$(99.8)	$5.2	$0.4	$(94.2)
Translation adjustments	6.4	—	—	6.4
Unrecognized gain	—	—	0.1	0.1
Balance at March 31, 2017	$(93.4)	$5.2	$0.5	$(87.7)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Sales	$901.6	$796.7

Operating income	$78.8	$82.0

Net income from continuing operations	$47.7	$48.3
Loss from discontinued operations, net of income taxes	(0.8)	(1.4)
Net income	$46.9	$46.9

Net income attributable to PolyOne common shareholders	$46.9	$46.9
Recent Developments
On January 2, 2018, the Company completed the acquisition of IQAP Masterbatch Group S.L. (IQAP) for $73.0 million, net of cash acquired. IQAP is an innovative provider of specialty colorants and additives based in Spain with customers throughout Europe. The IQAP results are reported in the Color, Additives and Inks segment. IQAP is expected to add approximately $56.0 million to total sales on an annual basis.

Results of Operations — The three months ended March 31, 2018 compared to three months ended March 31, 2017:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2018	2017	Change	% Change
Sales	$901.6	$796.7	$104.9	13.2%
Cost of sales	703.1	614.5	(88.6)	(14.4)%
Gross margin	198.5	182.2	16.3	8.9%
Selling and administrative expense	119.7	100.2	(19.5)	(19.5)%
Operating income	78.8	82.0	(3.2)	(3.9)%
Interest expense, net	(15.5)	(14.6)	(0.9)	(6.2)%
Debt extinguishment costs	—	(0.3)	0.3	100.0%
Other income, net	1.1	0.9	0.2	22.2%
Income from continuing operations before income taxes	64.4	68.0	(3.6)	(5.3)%
Income tax expense	(16.7)	(19.7)	3.0	15.2%
Net income from continuing operations	47.7	48.3	(0.6)	(1.2)%
Loss from discontinued operations, net of income taxes	(0.8)	(1.4)	0.6	42.9%
Net income attributable to PolyOne common shareholders	$46.9	$46.9	$—	—%

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.59	$0.58
Discontinued operations	(0.01)	(0.01)
Total	$0.58	$0.57
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.59	$0.58
Discontinued operations	(0.01)	(0.01)
Total	$0.58	$0.57
Sales
Sales increased $104.9 million, or 13.2%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 driven by organic sales growth of 5.9%, an increase from acquisitions of 4.4% and a favorable foreign exchange impact of 2.9%.
Cost of sales
As a percent of sales, cost of sales increased from 77.1% in the three months ended March 31, 2017 to 78.0% in the three months ended March 31, 2018, primarily as a result of raw material cost inflation and increased logistics costs in North America.
Selling and administrative expense
Selling and administrative expense increased $19.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was driven by $6.9 million associated with acquired businesses, a $4.3 million favorable legal settlement received in 2017, a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations and $2.0 million of additional compensation and employee costs, which included increases associated with our continued investment in commercial resources.
Income taxes
During the three months ended March 31, 2018, the Company’s effective tax rate was 25.9% versus 29.0% for the three months ended March 31, 2017, primarily due to the enactment of the Tax Cuts and Jobs Act (TCJA), which lowered the U.S. federal corporate tax rate from 35% to 21%. Although the rate primarily decreased due to the lower U.S. rate for the three months ended March 31, 2018, the following items offset such decrease as compared to 2017: foreign withholding tax from the anticipated repatriation of certain foreign earnings and the contemplation of GILTI to our current operations.

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
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution. Our segments are further discussed in Note 8, Segment Information, to the accompanying Consolidated Financial Statements.
Sales and Operating Income — The three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2018	2017	Change	% Change
Sales:
Color, Additives and Inks	$270.9	$211.8	$59.1	27.9%
Specialty Engineered Materials	163.1	159.1	4.0	2.5%
Performance Products and Solutions	191.0	183.7	7.3	4.0%
PolyOne Distribution	315.5	286.1	29.4	10.3%
Corporate and eliminations	(38.9)	(44.0)	5.1	11.6%
Total Sales	$901.6	$796.7	$104.9	13.2%

Operating income:
Color, Additives and Inks	$42.1	$35.1	$7.0	19.9%
Specialty Engineered Materials	20.1	22.9	(2.8)	(12.2)%
Performance Products and Solutions	22.7	22.1	0.6	2.7%
PolyOne Distribution	18.2	18.6	(0.4)	(2.2)%
Corporate and eliminations	(24.3)	(16.7)	(7.6)	(45.5)%
Total Operating Income	$78.8	$82.0	$(3.2)	(3.9)%

Operating income as a percentage of sales:
Color, Additives and Inks	15.5%	16.6%	(1.1)	% points
Specialty Engineered Materials	12.3%	14.4%	(2.1)	% points
Performance Products and Solutions	11.9%	12.0%	(0.1)	% points
PolyOne Distribution	5.8%	6.5%	(0.7)	% points
Total	8.7%	10.3%	(1.6)	% points
Color, Additives and Inks
Sales increased by $59.1 million, or 27.9%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Acquisitions increased sales by 16.6%, favorable foreign exchange added 5.9% and organic sales increased 5.4% driven by growth in all regions.
Operating income rose by $7.0 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of the increased sales, partially offset by higher raw material costs and increased costs from our continued investment in commercial resources.

Specialty Engineered Materials
Sales increased $4.0 million, or 2.5%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Sales growth in Europe and Asia contributed 7.0% (including favorable foreign exchange of 5.8%) and was partially offset by lower sales in North America, primarily in wire and cable applications.
Operating income decreased $2.8 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to lower sales in North America, the impact of raw material cost inflation and increased costs from our continued investment in commercial resources.
Performance Products and Solutions
Sales increased $7.3 million, or 4.0%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to volume growth as well as higher average selling prices, resulting from an increase in hydrocarbon based raw material costs.
Operating income increased $0.6 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as the benefit of increased sales was partially offset by raw material cost inflation, increased costs from our continued investment in commercial resources and higher logistics costs.
PolyOne Distribution
Sales increased $29.4 million, or 10.3%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of volume growth and higher overall average selling prices associated with hydrocarbon based raw material cost inflation.
Operating income decreased $0.4 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily as a result of increased selling and administrative expense, including our continued investment in commercial resources and higher logistics costs.
Corporate and Eliminations
Corporate and eliminations increased $7.6 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily as a result of a $4.3 million favorable legal settlement received in 2017 and a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations.
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
The following table summarizes our liquidity as of March 31, 2018 and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$165.5	$243.6
Revolving credit availability	305.9	330.3
Liquidity	$471.4	$573.9
As of March 31, 2018, approximately 91% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of such foreign cash and cash equivalents are exempt from domestic taxation pursuant to the enactment of the TCJA, but in certain cases may be subject to foreign taxes. During the first quarter of 2018, in contemplation of the TCJA enactment, we determined we would repatriate certain foreign earnings. This repatriation of cash is subject to foreign withholding taxes and a deferred tax liability of $3.4 million was recorded as of March 31, 2018. As we continue to assess the impacts of the TCJA and the geopolitical environment in foreign countries, strategic repatriation opportunities may arise and could result in a recognition of additional tax liabilities.
After considering the impact of foreign tax credit carryforwards, we anticipate that the resulting cash tax payable as a result of the one-time transition tax on previously deferred foreign earnings is estimated to be less than $10.0 million.

Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017.
Operating Activities — In the three months ended March 31, 2018, net cash provided by operating activities was $26.7 million as compared to net cash used by operating activities of $23.7 million for the three months ended March 31, 2017 primarily reflecting a receipt of $27.9 million of U.S. federal income tax refunds and a decrease in inventory during the three months ended March, 31, 2018.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the first quarter of 2018 increased to 10.6% compared to 10.1% for the first quarter of 2017. This working capital percentage increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2018 of $85.9 million reflects $73.0 million for the acquisition of IQAP and $12.9 million of capital expenditures.
Net cash used by investing activities during the three months ended March 31, 2017 of $35.5 million reflects $20.9 million for the acquisition of SilCoTec, Inc. and $15.5 million of capital expenditures.
Financing Activities — Net cash used by financing activities for the three months ended March 31, 2018 of $22.1 million reflects $42.2 million of repurchases of our outstanding common shares and $14.2 million of dividends paid, offset by net borrowings of $37.5 million under our senior secured revolving credit facility.
Net cash used by financing activities for the three months ended March 31, 2017 of $11.0 million reflects the net borrowings of $40.4 million under our senior secured revolving credit facility, primarily offset by $34.3 million of repurchases of our outstanding common shares and $11.3 million of dividends paid.
Debt
As of March 31, 2018, the principal amount of debt totaled $1,367.6 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2018	$33.4
2019	6.6
2020	8.0
2021	7.4
2022	707.3
2023	600.4
Thereafter	4.5
Aggregate maturities	$1,367.6
As of March 31, 2018, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt please see Note 7, Financing Arrangements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2018, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2017.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings and environmental liabilities; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

•	disruptions, uncertainty or volatility in the credit markets that could adversely impact the availability of credit already arranged and the availability and cost of credit in the future;

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates and laws and regulations regarding the disposal of plastic in jurisdictions where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online;

•	fluctuations in raw material prices, quality and supply, and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters;

•	information systems failures and cyberattacks;

•	an inability to raise or sustain prices for products or services;

•	factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in our annual report on Form 10-K for the year ended December 31, 2017 under Item 1A, “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our annual report on Form 10-K for the year ended December 31, 2017.

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 9, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	89,427	$43.79	89,427	6,396,447
February 1 to February 28	910,573	42.05	910,573	5,485,874
March 1 to March 31		—		5,485,874
Total	1,000,000	$42.21	1,000,000
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of March 31, 2018, approximately 5.5 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

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

April 26, 2018	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer