Form 10-Q
period 2018-06-30
POLYONE CORP
filed 2018-07-24
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of June 30, 2018 was 79,941,483.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$914.8	$814.1	$1,816.4	$1,610.8
Cost of sales	718.3	626.2	1,421.4	1,240.7
Gross margin	196.5	187.9	395.0	370.1
Selling and administrative expense	119.1	109.9	238.8	210.1
Operating income	77.4	78.0	156.2	160.0
Interest expense, net	(16.1)	(15.2)	(31.6)	(29.8)
Debt extinguishment costs	(0.1)	—	(0.1)	(0.3)
Other income, net	0.4	0.6	1.5	1.5
Income from continuing operations before income taxes	61.6	63.4	126.0	131.4
Income tax expense	(10.1)	(13.8)	(26.8)	(33.5)
Net income from continuing operations	51.5	49.6	99.2	97.9
Loss from discontinued operations, net of income taxes	(0.3)	(231.0)	(1.1)	(232.4)
Net income (loss)	$51.2	$(181.4)	$98.1	$(134.5)
Net loss attributable to noncontrolling interests	0.1	—	0.1	—
Net income (loss) attributable to PolyOne common shareholders	$51.3	$(181.4)	$98.2	$(134.5)

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.65	$0.61	$1.24	$1.20
Discontinued operations	(0.01)	(2.83)	(0.02)	(2.84)
Total	$0.64	$(2.22)	$1.22	$(1.64)
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.64	$0.60	$1.23	$1.19
Discontinued operations	(0.01)	(2.80)	(0.02)	(2.82)
Total	$0.63	$(2.20)	$1.21	$(1.63)

Weighted-average shares used to compute earnings per common share:
Basic	79.9	81.8	80.2	81.9
Plus dilutive impact of share-based compensation	0.9	0.7	0.8	0.7
Diluted	80.8	82.5	81.0	82.6

Anti-dilutive shares not included in diluted common shares outstanding	—	—	0.1	0.1

Cash dividends declared per share of common stock	$0.175	$0.135	$0.350	$0.270
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$51.2	$(181.4)	$98.1	$(134.5)
Other comprehensive income (loss)
Translation adjustments	(26.8)	13.0	(16.2)	19.4
Other	—	(0.2)	—	(0.1)
Total comprehensive income (loss)	24.4	(168.6)	81.9	(115.2)
Comprehensive loss attributable to noncontrolling interests	0.1	—	0.1	—
Comprehensive income (loss) attributable to PolyOne common shareholders	$24.5	$(168.6)	$82.0	$(115.2)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$158.6	$243.6
Accounts receivable, net	490.0	392.4
Inventories, net	321.0	327.8
Other current assets	67.6	102.8
Total current assets	1,037.2	1,066.6
Property, net	486.3	461.6
Goodwill	651.6	610.5
Intangible assets, net	437.0	400.0
Other non-current assets	156.4	166.6
Total assets	$2,768.5	$2,705.3

Liabilities and Equity
Current liabilities:
Short-term and current portion of long-term debt	$34.6	$32.6
Accounts payable	427.5	388.9
Accrued expenses and other current liabilities	126.7	149.1
Total current liabilities	588.8	570.6
Non-current liabilities:
Long-term debt	1,296.6	1,276.4
Pension and other post-retirement benefits	60.9	62.3
Other non-current liabilities	227.5	196.6
Total non-current liabilities	1,585.0	1,535.3
Equity:
PolyOne shareholders’ equity	593.9	598.5
Noncontrolling interests	0.8	0.9
Total equity	594.7	599.4
Total liabilities and equity	$2,768.5	$2,705.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$98.1	$(134.5)
Adjustments to reconcile net income to net cash used by operating activities:
Loss from classification to held for sale, net of tax	—	229.3
Depreciation and amortization	45.0	52.6
Accelerated depreciation and fixed asset charges associated with restructuring activities	—	0.9
Gain from sale of closed facilities	—	(3.1)
Debt extinguishment costs	0.1	0.3
Share-based compensation expense	5.5	5.7
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(87.0)	(98.5)
Decrease (increase) in inventories	15.5	(17.8)
Increase in accounts payable	34.0	39.5
Decrease in pension and other post-retirement benefits	(5.0)	(6.7)
Increase (decrease) in accrued expenses and other assets and liabilities - net	2.7	(24.0)
Net cash provided by operating activities	108.9	43.7
Investing Activities
Capital expenditures	(31.5)	(34.1)
Business acquisitions, net of cash acquired	(98.6)	(137.9)
Sale of and proceeds from other assets	—	9.8
Net cash used by investing activities	(130.1)	(162.2)
Financing Activities
Borrowings under credit facilities	552.8	699.6
Repayments under credit facilities	(535.9)	(555.0)
Purchase of common shares for treasury	(45.3)	(34.3)
Cash dividends paid	(28.2)	(22.2)
Repayment of long-term debt	(3.3)	(3.3)
Payments of withholding tax on share awards	(2.4)	(2.7)
Debt financing costs	(0.5)	(1.9)
Net cash (used) provided by financing activities	(62.8)	80.2
Effect of exchange rate changes on cash	(1.0)	2.7
Decrease in cash and cash equivalents	(85.0)	(35.6)
Cash and cash equivalents at beginning of period	243.6	226.7
Cash and cash equivalents at end of period	$158.6	$191.1
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2017 of PolyOne Corporation. When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our,” “PolyOne” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2018.
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
At contract inception, PolyOne assesses the goods and services promised to a customer and identifies a performance obligation for each promised good or service that is distinct. Our contracts, generally in the form of purchase orders or written contracts, specify the product or service that is promised to the customer. The typical contract life is less than 12 months and contains only one performance obligation, to provide conforming goods or services to the customer. Revenue is recognized at the point in time when control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities with the exception of certain contract manufacturing arrangements.
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
The revenue streams within the Company are consistent with those disclosed for our reportable segments, within Note 9, Segment Information. For descriptions of our product offerings and segments see Note 14, Segment Information in our annual report on Form 10-K for the year ended December 31, 2017. We offer more than 35,000 polymer solutions to over 10,000 customers across the world. No customer accounts for more than 3% of our consolidated revenues and we do not have a high concentration of business in one particular end market.
In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense or benefit in the period the sale or transfer occurs. We recognized an adjustment of $17.0 million to beginning retained earnings upon adoption of this standard on January 1, 2018 from transactions completed as of December 31, 2017.
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

ASU 2017-07 provides a practical expedient to utilize previously disclosed components of net periodic benefit costs as an estimate for retrospective presentation. Utilizing this practical expedient, the Company reclassified non-service components of net periodic benefit cost from Cost of sales and Selling and administrative expense into Other income, net on the Condensed Consolidated Statements of Income. The adoption of ASU 2017-07 resulted in $1.5 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively, of the non-service components of net periodic benefit gain presented in Other income, net. For additional detail on the components of our annual net periodic benefit cost, please see Note 10, Employee Benefit Plans in our annual report on Form 10-K for the year ended December 31, 2017.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company will adopt ASU 2016-02 on January 1, 2019. The implementation team is analyzing our current lease portfolio and assessing the transition method, available practical expedients and the impact this standard will have on our Consolidated Financial Statements as well as future disclosure requirements.
Note 2 — BUSINESS COMBINATIONS
On January 2, 2018, the Company acquired the outstanding shares of IQAP Masterbatch Group S.L. (IQAP) for $73.0 million, net of cash acquired. IQAP is an innovative provider of specialty colorants and additives based in Spain with customers primarily throughout Europe. The IQAP results are reported in the Color, Additives and Inks segment. The preliminary purchase price allocation resulted in intangible assets of $31.9 million, goodwill of $24.5 million, property, plant and equipment of $24.1 million, other liabilities of $20.8 million and net working capital of $13.3 million. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 13 to 20 years. IQAP's sales included in the three and six months ended June 30, 2018 results were $16.2 million and $33.0 million, respectively.
On May 31, 2018, the Company acquired the outstanding shares of PlastiComp, Inc. (PlastiComp) for total consideration of $44.3 million, inclusive of contingent earn-out consideration that will be finalized two years from the date of acquisition. PlastiComp specializes in long-fiber reinforced thermoplastics and its results are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation resulted in intangible assets of $18.9 million and goodwill of $17.5 million. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 15 to 18 years.
Note 3 — DISCONTINUED OPERATIONS
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) to an affiliate of Arsenal Capital Partners for $115.0 million cash. The sale resulted in the recognition of an after-tax loss of $228.8 million that was primarily recognized during the second quarter of 2017.
The following table summarizes the discontinued operations associated with DSS for the three and six months ended June 30, 2018 and 2017, which is reflected within the Loss from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Sales	$—	$104.2	$—	$206.3

Loss on sale	$(0.4)	$(295.9)	$(1.5)	$(295.9)
Loss from operations	—	(3.0)	—	(5.3)
Loss before taxes	(0.4)	(298.9)	(1.5)	(301.2)
Income tax benefit	0.1	67.9	0.4	68.8
Loss from discontinued operations, net of taxes	$(0.3)	$(231.0)	$(1.1)	$(232.4)

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2018 and December 31, 2017 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2017	$173.2	$424.5	$11.2	$1.6	$610.5
Acquisition of businesses	17.5	25.1	—	—	42.6
Currency translation and other adjustments	(0.5)	(1.0)	—	—	(1.5)
Balance June 30, 2018	$190.2	$448.6	$11.2	$1.6	$651.6
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$278.4	$(68.2)	$(0.4)	$209.8
Patents, technology and other	187.9	(60.5)	(0.5)	126.9
Indefinite-lived trade names	100.3	—	—	100.3
Total	$566.6	$(128.7)	$(0.9)	$437.0

	As of December 31, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$257.3	$(61.5)	$0.1	$195.9
Patents, technology and other	158.2	(54.4)	—	103.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$515.8	$(115.9)	$0.1	$400.0
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	June 30, 2018	December 31, 2017
Finished products	$186.6	$203.3
Work in process	6.5	5.1
Raw materials and supplies	127.9	119.4
Inventories, net	$321.0	$327.8

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	June 30, 2018	December 31, 2017
Land and land improvements (1)	$47.5	$40.7
Buildings (2)	315.6	303.5
Machinery and equipment	1,069.1	1,038.0
Property, gross	1,432.2	1,382.2
Less accumulated depreciation and amortization	(945.9)	(920.6)
Property, net	$486.3	$461.6

(1)	Land and land improvements include properties under capital leases of $1.7 million as of June 30, 2018 and December 31, 2017.

(2)	Buildings include properties under capital leases of $16.5 million as of June 30, 2018 and December 31, 2017.
Note 7 — INCOME TAXES
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
We have not completed our accounting for the tax effects of the enactment of the TCJA; however, in compliance with the SEC's amendment to Staff Accounting Bulletin (SAB) 118 (issued December 22, 2017), we have made a reasonable estimate of the effects on our existing deferred income tax balances and the one-time transition tax, which was included as a component of income tax expense from continuing operations for the year ending December 31, 2017. We have made a measurement period adjustment related to an opportunity resulting from the enactment of the TCJA. This adjustment resulted in a favorable impact to our rate during the respective three and six months ended June 30, 2018. Once we have finalized our 2017 tax returns, we will update our estimates including the consideration of additional clarifications on the TCJA from the U.S. government. Any additional adjustments to our provisional amounts will be disclosed in our respective filings within the one-year measurement period provided by SAB 118.
We elected to recognize the resulting tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred, and we included a provisional estimate for GILTI in our estimated annual effective tax rate.
During the three months ended June 30, 2018, the Company’s effective tax rate of 16.4% was below the Company's U.S. federal statutory rate of 21.0%. This was primarily a result of foreign permanent items (6.4%), impact from lower statutory tax rate differences on foreign earnings (1.5%) and a favorable impact resulting from the SAB 118 measurement period adjustment noted above (3.4%). The repatriation of current year earnings (4.3%), state taxes (1.6%) and the impact of GILTI to our current year operations (1.7%) partially offset this favorability.
During the six months ended June 30, 2018, the Company's effective tax rate of 21.3% was above the Company's US federal statutory rate of 21.0%. This was primarily a result of foreign taxes from repatriation of certain foreign earnings from prior periods and the current year (4.8%), state taxes (1.8%) and the impact of GILTI to our current year operations (1.6%). Largely offsetting these items were favorable impacts from foreign permanent items (3.8%), lower statutory tax rate differences on foreign earnings (1.7%) and the SAB 118 measurement period adjustment noted above (1.7%).
During the three and six months ended June 30, 2017, the Company’s effective tax rate of 21.8% and 25.5%, respectively, were below the Company's federal statutory rate of 35.0% primarily due to favorable impact of lower statutory tax rate differences on foreign earnings (8.6% and 8.2%, respectively) and foreign permanent items (2.0% and 1.4%, respectively).

Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2018 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$74.0	$—	$74.0	3.19%
Senior secured term loan due 2022	634.2	8.1	626.1	3.65%
5.25% senior notes due 2023	600.0	5.4	594.6	5.25%
Other debt (1)	36.5	—	36.5
Total debt	$1,344.7	$13.5	$1,331.2
Less short-term and current portion of long-term debt	34.6	—	34.6
Total long-term debt, net of current portion	$1,310.1	$13.5	$1,296.6

As of December 31, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$56.5	$—	$56.5	2.77%
Senior secured term loan due 2022	637.5	8.5	629.0	3.27%
5.25% senior notes due 2023	600.0	6.0	594.0	5.25%
Other debt (1)	29.5	—	29.5
Total debt	$1,323.5	$14.5	$1,309.0
Less short-term and current portion of long-term debt	32.6	—	32.6
Total long-term debt, net of current portion	$1,290.9	$14.5	$1,276.4

(1)	Other debt includes capital lease obligations of $17.9 million and $17.8 million as of June 30, 2018 and December 31, 2017, respectively.
On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 175 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points, or (ii) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points.
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2018, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at June 30, 2018 and December 31, 2017 was $1,343.1 million and $1,343.3 million, respectively, compared to carrying values of $1,331.2 million and $1,309.0 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 9 — SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant realignment costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate and eliminations.
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution.

Segment information for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$272.7	$273.7	$45.3	$218.1	$223.7	$38.6
Specialty Engineered Materials	152.6	165.5	21.1	146.1	158.7	19.6
Performance Products and Solutions	170.9	191.9	22.6	163.3	184.2	22.3
PolyOne Distribution	318.6	323.3	18.7	286.6	290.8	20.3
Corporate and eliminations	—	(39.6)	(30.3)	—	(43.3)	(22.8)
Total	$914.8	$914.8	$77.4	$814.1	$814.1	$78.0

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$541.8	$544.6	$87.4	$424.6	$435.5	$73.7
Specialty Engineered Materials	303.3	328.6	41.2	292.7	317.8	42.5
Performance Products and Solutions	341.5	382.9	45.3	325.5	367.9	44.4
PolyOne Distribution	629.8	638.8	36.9	568.0	576.9	38.9
Corporate and eliminations	—	(78.5)	(54.6)	—	(87.3)	(39.5)
Total	$1,816.4	$1,816.4	$156.2	$1,610.8	$1,610.8	$160.0

	Total Assets
(In millions)	June 30, 2018	December 31, 2017
Color, Additives and Inks	$1,253.2	$1,146.8
Specialty Engineered Materials	605.0	545.1
Performance Products and Solutions	282.2	275.8
PolyOne Distribution	265.9	250.9
Corporate and eliminations	362.2	486.7
Total assets	2,768.5	2,705.3
Note 10 — COMMITMENTS AND CONTINGENCIES
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
Since 2009, PolyOne, along with respondents Westlake Vinyls, Inc., and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as evaluation of potential remedies to address the contamination. On December 1, 2017, the USEPA issued a proposed plan for the site, followed by the issuance of a proposed plan amendment on June 20, 2018, containing an updated preferred remedy. The public comment period for the USEPA’s proposed plan amendment ended on July 20, 2018. Subsequent to the closure of the public comment period, the USEPA is expected to issue its Record of Decision (ROD) in 2018. Our current reserve of $105.6 million reflects the updated preferred remedy in the proposed plan amendment. We expect that the ROD will confirm selection of the USEPA’s preferred remedy, but note that changes to the remedy may result in an adjustment to our current reserve.
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
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA, and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a Record of Decision selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue into at least 2019.
Based on the currently available information, we have found no evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of June 30, 2018, we have not accrued for costs of remediation related to the lower Passaic River.
During the three months ended June 30, 2018 and 2017, PolyOne recognized $8.7 million and $5.0 million, respectively, of expense related to environmental remediation costs. During the six months ended June 30, 2018 and 2017, PolyOne recognized $11.8 million and $7.2 million, respectively, of expense related to environmental remediation activities. During the three and six months ended June 30, 2018, PolyOne received $1.6 million and $2.3 million, respectively, of insurance recoveries for previously incurred environmental costs. During the three and six months ended June 30, 2017, PolyOne received $3.8 million of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $114.2 million and $117.1 million as of June 30, 2018 and December 31, 2017, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2018. However, such additional costs, if any, cannot be currently estimated.
Note 11 — EQUITY
Changes in accumulated other comprehensive loss year-to-date as of June 30, 2018 and 2017 were as follows:

(In millions)	Cumulative Translation Adjustment	Pension and Other Post-Retirement Benefits	Other	Total
Balance at January 1, 2018	$(58.6)	$5.2	$—	$(53.4)
Translation adjustments	(16.2)	—	—	(16.2)
Balance at June 30, 2018	$(74.8)	$5.2	$—	$(69.6)

Balance at January 1, 2017	$(99.8)	$5.2	$0.4	$(94.2)
Translation adjustments	19.4	—	—	19.4
Unrecognized gain	—	—	(0.1)	(0.1)
Balance at June 30, 2017	$(80.4)	$5.2	$0.3	$(74.9)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers). When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our”, “PolyOne” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income (loss) and net income (loss) attributable to PolyOne common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Sales	$914.8	$814.1	$1,816.4	$1,610.8

Operating income	$77.4	$78.0	$156.2	$160.0

Net income from continuing operations	$51.5	$49.6	$99.2	$97.9
Loss from discontinued operations, net of income taxes	(0.3)	(231.0)	(1.1)	(232.4)
Net income (loss)	$51.2	$(181.4)	$98.1	$(134.5)

Net income (loss) attributable to PolyOne common shareholders	$51.3	$(181.4)	$98.2	$(134.5)
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
On May 31, 2018, the Company acquired the outstanding shares of PlastiComp, Inc. (PlastiComp) for total consideration of $44.3 million, inclusive of contingent earn-out consideration that will be finalized two years from the date of acquisition. PlastiComp specializes in long-fiber reinforced thermoplastics and its results are reported in the Specialty Engineered Materials segment.

Results of Operations — The three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2018	2017	Change	% Change	2018	2017	Change	% Change
Sales	$914.8	$814.1	$100.7	12.4%	$1,816.4	$1,610.8	$205.6	12.8%
Cost of sales	718.3	626.2	(92.1)	(14.7)%	1,421.4	1,240.7	(180.7)	(14.6)%
Gross margin	196.5	187.9	8.6	4.6%	395.0	370.1	24.9	6.7%
Selling and administrative expense	119.1	109.9	(9.2)	(8.4)%	238.8	210.1	(28.7)	(13.7)%
Operating income	77.4	78.0	(0.6)	(0.8)%	156.2	160.0	(3.8)	(2.4)%
Interest expense, net	(16.1)	(15.2)	(0.9)	(5.9)%	(31.6)	(29.8)	(1.8)	(6.0)%
Debt extinguishment costs	(0.1)	—	(0.1)	nm	(0.1)	(0.3)	0.2	66.7%
Other income, net	0.4	0.6	(0.2)	(33.3)%	1.5	1.5	—	—%
Income from continuing operations before income taxes	61.6	63.4	(1.8)	(2.8)%	126.0	131.4	(5.4)	(4.1)%
Income tax expense	(10.1)	(13.8)	3.7	26.8%	(26.8)	(33.5)	6.7	20.0%
Net income from continuing operations	51.5	49.6	1.9	3.8%	99.2	97.9	1.3	1.3%
Loss from discontinued operations, net of income taxes	(0.3)	(231.0)	230.7	99.9%	(1.1)	(232.4)	231.3	99.5%
Net income (loss)	51.2	(181.4)	232.6	128.2%	98.1	(134.5)	232.6	172.9%
Net loss attributable to noncontrolling interests	0.1	—	0.1	nm	0.1	—	0.1	nm
Net income (loss) attributable to PolyOne common shareholders	$51.3	$(181.4)	$232.7	128.3%	$98.2	$(134.5)	$232.7	173.0%

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.65	$0.61			$1.24	$1.20
Discontinued operations	(0.01)	(2.83)			(0.02)	(2.84)
Total	$0.64	$(2.22)			$1.22	$(1.64)
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.64	$0.60			$1.23	$1.19
Discontinued operations	(0.01)	(2.80)			(0.02)	(2.82)
Total	$0.63	$(2.20)			$1.21	$(1.63)
nm - not meaningful
Sales
Sales increased $100.7 million, or 12.4%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 driven by organic sales growth of 6.4%, an increase from acquisitions of 4.3% and a favorable foreign exchange impact of 1.7%.
Sales increased $205.6 million, or 12.8%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 driven by organic sales growth of 6.1%, an increase from acquisitions of 4.4% and a favorable foreign exchange impact of 2.3%.
Cost of sales
As a percent of sales, cost of sales increased from 76.9% in the three months ended June 30, 2017 to 78.5% in the three months ended June 30, 2018 and from 77.0% in the six months ended June 30, 2017 to 78.3% in the six months ended June 30, 2018, primarily as a result of raw material cost inflation and increased logistics costs in North America.
Selling and administrative expense
Selling and administrative expense increased $9.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily driven by costs associated with acquired businesses, unfavorable foreign exchange and additional investments in commercial resources.

Selling and administrative expense increased by $28.7 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was driven by $12.3 million associated with acquired businesses, unfavorable foreign exchange of $5.3 million, a $4.3 million favorable legal settlement received in 2017 and a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations.
Income taxes
During the three months ended June 30, 2018, the Company’s effective tax rate was 16.4% compared to 21.8% for the three months ended June 30, 2017, primarily due to the enactment of the Tax Cuts and Jobs Act (TCJA), which lowered the U.S. federal corporate tax rate from 35% to 21%, foreign permanent items (4.4%) and the SEC Staff Accountant Bulletin (SAB) 118 measurement period adjustment (3.4%) for the three months ended June 30, 2018. The following items offset such decreases as compared to 2017: foreign withholding tax from repatriation of certain foreign earnings (4.7%) and the impact of the tax on global intangible low-taxed income (GILTI) to our current operations (1.7%).
During the six months ended June 30, 2018, the Company's effective tax rate was 21.3% compared to 25.5% for the six months ended June 30, 2017, primarily due to the enactment of the TCJA, foreign permanent items (2.4%) and the SAB 118 measurement period adjustment (1.7%) for the six months ended June 30, 2018. These decreases were offset by foreign withholding tax from repatriation of certain foreign earnings (3.8%) and the impact of GILTI to our current operations (1.6%).
SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant realignment costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate and eliminations.
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution. Our segments are further discussed in Note 9, Segment Information, to the accompanying Consolidated Financial Statements.

Sales and Operating Income — The three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2018	2017	Change	% Change	2018	2017	Change	% Change
Sales:
Color, Additives and Inks	$273.7	$223.7	$50.0	22.4%	$544.6	$435.5	$109.1	25.1%
Specialty Engineered Materials	165.5	158.7	6.8	4.3%	328.6	317.8	10.8	3.4%
Performance Products and Solutions	191.9	184.2	7.7	4.2%	382.9	367.9	15.0	4.1%
PolyOne Distribution	323.3	290.8	32.5	11.2%	638.8	576.9	61.9	10.7%
Corporate and eliminations	(39.6)	(43.3)	3.7	8.5%	(78.5)	(87.3)	8.8	10.1%
Total Sales	$914.8	$814.1	$100.7	12.4%	$1,816.4	$1,610.8	$205.6	12.8%

Operating income:
Color, Additives and Inks	$45.3	$38.6	$6.7	17.4%	$87.4	$73.7	$13.7	18.6%
Specialty Engineered Materials	21.1	19.6	1.5	7.7%	41.2	42.5	(1.3)	(3.1)%
Performance Products and Solutions	22.6	22.3	0.3	1.3%	45.3	44.4	0.9	2.0%
PolyOne Distribution	18.7	20.3	(1.6)	(7.9)%	36.9	38.9	(2.0)	(5.1)%
Corporate and eliminations	(30.3)	(22.8)	(7.5)	(32.9)%	(54.6)	(39.5)	(15.1)	(38.2)%
Total Operating Income	$77.4	$78.0	$(0.6)	(0.8)%	$156.2	$160.0	$(3.8)	(2.4)%

Operating income as a percentage of sales:
Color, Additives and Inks	16.6%	17.3%	(0.7)	% points	16.0%	16.9%	(0.9)	% points
Specialty Engineered Materials	12.7%	12.4%	0.3	% points	12.5%	13.4%	(0.9)	% points
Performance Products and Solutions	11.8%	12.1%	(0.3)	% points	11.8%	12.1%	(0.3)	% points
PolyOne Distribution	5.8%	7.0%	(1.2)	% points	5.8%	6.7%	(0.9)	% points
Total	8.5%	9.6%	(1.1)	% points	8.6%	9.9%	(1.3)	% points
Color, Additives and Inks
Sales increased by $50.0 million, or 22.4%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Acquisitions increased sales by 14.5%, organic growth in all regions contributed 4.6% and favorable foreign exchange added 3.3%.
Sales increased by $109.1 million, or 25.1%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Acquisitions increased sales 15.5%, organic growth in all regions contributed 5.0% and foreign exchange added 4.6%.
Operating income rose by $6.7 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, largely driven by higher sales.
Operating income rose by $13.7 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This growth was largely driven by higher sales.
Specialty Engineered Materials
Sales increased $6.8 million, or 4.3%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Sales growth in Europe and Asia contributed 4.5% (including favorable foreign exchange of 3.6%) and the acquisition of PlastiComp added 1.4%. Lower sales in North America partially offset these increases.
Sales increased by $10.8 million, or 3.4%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Sales growth in Europe and Asia contributed 5.8% (including favorable foreign exchange of 4.7%) and the acquisition of PlastiComp added 0.7%. Lower sales in North America partially offset these increases.

Operating income increased $1.5 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as the benefit of increased sales was partially offset by the impacts of higher raw material and logistics costs.
Operating income decreased $1.3 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as the benefit of increased sales was more than offset by the impacts from our continued investment in commercial resources and higher raw material and logistics costs.
Performance Products and Solutions
Sales increased $7.7 million, or 4.2%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and $15.0 million, or 4.1%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to volume growth.
Operating income increased $0.3 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and $0.9 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as the benefit of increased sales was partially offset by higher logistics costs and raw material inflation.
PolyOne Distribution
Sales increased $32.5 million, or 11.2%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and $61.9 million, or 10.7%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of increased volume and higher overall average selling prices associated with raw material cost inflation.
Operating income decreased $1.6 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and $2.0 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as the benefit of higher sales was more than offset by mix changes, increased logistics costs and increased selling and administrative costs related to our continued investment in commercial resources.
Corporate and Eliminations
Corporate and eliminations increased $7.5 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily as a result of higher environmental remediation costs combined with lower insurance reimbursements associated with such costs in 2018.
Corporate and eliminations increased $15.1 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of higher environmental remediation costs combined with lower insurance reimbursements associated with such costs in 2018, $4.3 million favorable legal settlement received in 2017 and a $3.9 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations.
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
The following table summarizes our liquidity as of June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$158.6	$243.6
Revolving credit availability	325.5	330.3
Liquidity	$484.1	$573.9
As of June 30, 2018, approximately 93% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of such foreign cash and cash equivalents are exempt from domestic taxation pursuant to the enactment of the TCJA, but in certain cases may be subject to foreign taxes. During the first quarter of 2018, in contemplation of the TCJA enactment, we determined we would repatriate certain foreign earnings from prior periods. This repatriation of cash was subject to foreign withholding taxes that was paid upon the receipt of funds in the second quarter. As we continue to assess the impacts of the TCJA and the geopolitical environment in foreign countries, strategic repatriation opportunities may arise and could result in a recognition of additional tax liabilities.
After considering the impact of foreign tax credit carryforwards, we anticipate that the resulting cash tax payable as a result of the one-time transition tax on previously deferred foreign earnings is estimated to be less than $10.0 million.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017.
Operating Activities — In the six months ended June 30, 2018, net cash provided by operating activities was $108.9 million as compared to net cash provided by operating activities of $43.7 million for the six months ended June 30, 2017 primarily reflecting improved underlying operating results and a receipt of $27.9 million of U.S. federal income tax refunds.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the second quarter of 2018 increased to 10.6% compared to 10.1% for the second quarter of 2017. This working capital percentage increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2018 of $130.1 million primarily reflects $98.6 million of acquisitions and $31.5 million of capital expenditures.
Net cash used by investing activities during the six months ended June 30, 2017 of $162.2 million reflects $137.9 million of acquisitions and $34.1 million of capital expenditures, partially offset by the sale of assets of $9.8 million.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2018 of $62.8 million primarily reflects $45.3 million of repurchases of our outstanding common shares and $28.2 million of dividends paid, offset by net borrowings of $16.9 million under our senior secured revolving credit facility.
Net cash provided by financing activities for the six months ended June 30, 2017 of $80.2 million primarily reflects the net borrowings of $144.6 million under our senior secured revolving credit facility, principally to finance our acquisition of Rutland Plastics Technologies, Inc., primarily offset by $34.3 million of repurchases of our outstanding common shares and $22.2 million of dividends paid.
Debt
As of June 30, 2018, the principal amount of debt totaled $1,344.7 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2018	$30.3
2019	8.7
2020	8.2
2021	7.5
2022	686.2
2023	600.4
Thereafter	3.4
Aggregate maturities	$1,344.7
As of June 30, 2018, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2018, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2017.

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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	73,282	$42.33	73,282	5,412,592
May 1 to May 31	—	—	—	5,412,592
June 1 to June 30	—	—	—	5,412,592
Total	73,282	$42.33	73,282
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of June 30, 2018, approximately 5.4 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment Agreement No. 5, dated April 11, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto.

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

July 24, 2018	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer