Form 10-Q
period 2018-09-30
POLYONE CORP
filed 2018-10-24
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒    Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of September 30, 2018 was 79,820,441.

Part I — Financial Information
Item 1. Financial Statements
PolyOne Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$883.0	$818.5	$2,699.4	$2,429.3
Cost of sales	698.1	639.0	2,119.5	1,879.7
Gross margin	184.9	179.5	579.9	549.6
Selling and administrative expense	114.4	113.8	353.2	323.9
Operating income	70.5	65.7	226.7	225.7
Interest expense, net	(15.6)	(15.5)	(47.2)	(45.3)
Debt extinguishment costs	—	—	(0.1)	(0.3)
Other income, net	0.7	1.3	2.2	2.8
Income from continuing operations before income taxes	55.6	51.5	181.6	182.9
Income tax expense	(5.4)	(11.3)	(32.2)	(44.8)
Net income from continuing operations	50.2	40.2	149.4	138.1
Loss from discontinued operations, net of income taxes	—	(1.4)	(1.1)	(233.8)
Net income (loss)	$50.2	$38.8	$148.3	$(95.7)
Net loss attributable to noncontrolling interests	—	—	0.1	—
Net income (loss) attributable to PolyOne common shareholders	$50.2	$38.8	$148.4	$(95.7)

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.63	$0.50	$1.87	$1.69
Discontinued operations	—	(0.02)	(0.02)	(2.86)
Total	$0.63	$0.48	$1.85	$(1.17)
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.62	$0.49	$1.85	$1.68
Discontinued operations	—	(0.02)	(0.01)	(2.84)
Total	$0.62	$0.47	$1.84	$(1.16)

Weighted-average shares used to compute earnings per common share:
Basic	79.8	81.2	80.1	81.7
Plus dilutive impact of share-based compensation	0.9	0.8	0.7	0.6
Diluted	80.7	82.0	80.8	82.3

Cash dividends declared per share of common stock	$0.175	$0.135	$0.525	$0.405
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$50.2	$38.8	$148.3	$(95.7)
Other comprehensive income (loss)
Translation adjustments and related hedging instruments	(11.5)	16.0	(27.7)	35.4
Cash flow hedges	0.7	—	0.7	—
Other	—	—	—	(0.1)
Total comprehensive income (loss)	39.4	54.8	121.3	(60.4)
Comprehensive loss attributable to noncontrolling interests	—	—	0.1	—
Comprehensive income (loss) attributable to PolyOne common shareholders	$39.4	$54.8	$121.4	$(60.4)
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$180.8	$243.6
Accounts receivable, net	472.4	392.4
Inventories, net	334.6	327.8
Other current assets	69.8	102.8
Total current assets	1,057.6	1,066.6
Property, net	487.7	461.6
Goodwill	650.1	610.5
Intangible assets, net	430.4	400.0
Other non-current assets	159.5	166.6
Total assets	$2,785.3	$2,705.3

Liabilities and Equity
Current liabilities:
Short-term and current portion of long-term debt	$19.4	$32.6
Accounts payable	419.7	388.9
Accrued expenses and other current liabilities	130.7	149.1
Total current liabilities	569.8	570.6
Non-current liabilities:
Long-term debt	1,316.8	1,276.4
Pension and other post-retirement benefits	60.0	62.3
Other non-current liabilities	224.6	196.6
Total non-current liabilities	1,601.4	1,535.3
Equity:
PolyOne shareholders’ equity	613.3	598.5
Noncontrolling interests	0.8	0.9
Total equity	614.1	599.4
Total liabilities and equity	$2,785.3	$2,705.3
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$148.3	$(95.7)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on sale of business, net of tax	—	228.7
Depreciation and amortization	66.4	75.7
Accelerated depreciation and fixed asset charges associated with restructuring activities	2.6	0.9
Gain from sale of closed facilities	—	(3.6)
Debt extinguishment costs	0.1	0.3
Share-based compensation expense	8.3	8.0
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(70.6)	(83.6)
Increase in inventories	(0.1)	(21.7)
Increase in accounts payable	28.4	43.0
Decrease in pension and other post-retirement benefits	(7.7)	(10.4)
Decrease in accrued expenses and other assets and liabilities, net	(4.8)	(30.4)
Net cash provided by operating activities	170.9	111.2
Investing Activities
Capital expenditures	(51.2)	(52.0)
Business acquisitions, net of cash acquired	(98.6)	(163.8)
Sale of and proceeds from other assets	3.9	123.0
Net cash used by investing activities	(145.9)	(92.8)
Financing Activities
Borrowings under credit facilities	835.3	1,111.2
Repayments under credit facilities	(797.5)	(1,013.3)
Repayment of other debt	(16.4)	—
Purchase of common shares for treasury	(53.0)	(70.7)
Cash dividends paid	(42.1)	(33.2)
Repayment of long-term debt	(4.9)	(4.9)
Payments of withholding tax on share awards	(3.9)	(2.9)
Debt financing costs	(0.5)	(2.5)
Net cash used by financing activities	(83.0)	(16.3)
Effect of exchange rate changes on cash	(4.8)	4.7
(Decrease) increase in cash and cash equivalents	(62.8)	6.8
Cash and cash equivalents at beginning of period	243.6	226.7
Cash and cash equivalents at end of period	$180.8	$233.5
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
Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2018.
Accounting Standards Adopted
On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers and all related amendments (the Standard), for all contracts using the modified retrospective method. The Standard implements a five-step process for revenue recognition that focuses on transfer of control and defines a contract as “an agreement between two or more parties that creates legally enforceable rights and obligations.” The adoption of the Standard did not materially impact the timing and measurement of revenue recognition. Additionally, we concluded that the methodology for which we historically estimated and recognized variable consideration (e.g., rebates) is consistent with the requirements of the Standard. As a result, we did not recognize a cumulative effect adjustment to the opening balance of retained earnings.
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
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This standard requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost must be presented below operating income. The Company has adopted ASU 2017-07 as of January 1, 2018.
ASU 2017-07 provides a practical expedient to utilize previously disclosed components of net periodic benefit costs as an estimate for retrospective presentation. Utilizing this practical expedient, the Company reclassified non-service components of net periodic benefit cost from Cost of sales and Selling and administrative expense into Other income, net on the Condensed Consolidated Statements of Income. The adoption of ASU 2017-07 resulted in $1.4 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively, of the non-service components of net periodic benefit gain presented in Other income, net. For additional detail on the components of our annual net periodic benefit cost, please see Note 10, Employee Benefit Plans in our annual report on Form 10-K for the year ended December 31, 2017.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). This amendment to the hedge accounting model better aligns an entity's risk management activities with its financial reporting by expanding an entity's ability to hedge risk components, eliminating the separate measurement and reporting of hedge ineffectiveness and reducing the complexity of applying certain aspects of hedge accounting. The Company has early adopted ASU 2017-12 as of July 1, 2018. For additional disclosure and detail on the hedge relationships entered into by the Company during July and August 2018, see Note 11, Derivatives and Hedging.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
We will adopt the new standard on the required effective date of January 1, 2019 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). This transition option was released by the FASB to reduce the cost and complexity associated with reflecting the new standard in prior periods presented. We will also elect the practical expedient package related to the identification, classification and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As we will not reassess such conclusions, the Company does not plan to adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended, terminated or whether a purchase option will be exercised.
A cross-functional implementation team is continuing to identify leases, determine policy elections, gather data and implement changes to business processes and controls to support recognition and disclosure under the new standard.
Note 2 — BUSINESS COMBINATIONS
On January 2, 2018, the Company acquired the outstanding shares of IQAP Masterbatch Group S.L. (IQAP) for $73.0 million, net of cash acquired. IQAP is an innovative provider of specialty colorants and additives based in Spain with customers primarily throughout Europe. IQAP results are reported in the Color, Additives and Inks segment. The preliminary purchase price allocation resulted in intangible assets of $31.9 million, goodwill of $24.5 million, property, plant and equipment of $24.1 million, other liabilities of $20.8 million and net working capital of $13.3 million. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 13 to 20 years. IQAP's sales included in the three and nine months ended September 30, 2018 results were $14.1 million and $47.1 million, respectively.
On May 31, 2018, the Company acquired the outstanding shares of PlastiComp, Inc. (PlastiComp) for total consideration of $44.6 million, inclusive of contingent earn-out consideration that will be finalized two years from the date of acquisition. PlastiComp specializes in long-fiber reinforced thermoplastics and its results are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation resulted in intangible assets of $19.1 million and goodwill of $16.6 million. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 15 to 24 years. PlastiComp's sales included in the three and nine months ended September 30, 2018 were $5.0 million and $7.2 million, respectively.
Note 3 — DISCONTINUED OPERATIONS
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) to an affiliate of Arsenal Capital Partners for $115.0 million cash. The sale resulted in the recognition of an after-tax loss of $228.8 million that was primarily recognized during the second quarter of 2017.
The following table summarizes the discontinued operations associated with DSS for the three and nine months ended September 30, 2018 and 2017, which is reflected within the Loss from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Sales	$—	$15.8	$—	$222.1

Gain (loss) on sale	$—	$0.5	$(1.5)	$(295.4)
Loss from operations	—	(3.3)	—	(8.6)
Loss before taxes	—	(2.8)	(1.5)	(304.0)
Income tax benefit	—	1.4	0.4	70.2
Loss from discontinued operations, net of taxes	$—	$(1.4)	$(1.1)	$(233.8)

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2018 and December 31, 2017 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2017	$173.2	$424.5	$11.2	$1.6	$610.5
Acquisition of businesses	16.6	25.1	—	—	41.7
Currency translation	(0.7)	(1.4)	—	—	(2.1)
Balance September 30, 2018	$189.1	$448.2	$11.2	$1.6	$650.1
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$278.4	$(71.6)	$(0.4)	$206.4
Patents, technology and other	188.1	(63.6)	(0.8)	123.7
Indefinite-lived trade names	100.3	—	—	100.3
Total	$566.8	$(135.2)	$(1.2)	$430.4

	As of December 31, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$257.3	$(61.5)	$0.1	$195.9
Patents, technology and other	158.2	(54.4)	—	103.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$515.8	$(115.9)	$0.1	$400.0
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	September 30, 2018	December 31, 2017
Finished products	$197.4	$203.3
Work in process	7.2	5.1
Raw materials and supplies	130.0	119.4
Inventories, net	$334.6	$327.8

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	September 30, 2018	December 31, 2017
Land and land improvements (1)	$48.9	$40.7
Buildings (2)	314.0	303.5
Machinery and equipment	1,068.4	1,038.0
Property, gross	1,431.3	1,382.2
Less accumulated depreciation and amortization	(943.6)	(920.6)
Property, net	$487.7	$461.6

(1)	Land and land improvements include properties under capital leases of $0.1 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Buildings include properties under capital leases of $3.6 million and $16.5 million as of September 30, 2018 and December 31, 2017, respectively.
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
We have not completed our accounting for the tax effects of the enactment of the TCJA; however, in compliance with the SEC's amendment to Staff Accounting Bulletin (SAB) 118 (issued December 22, 2017), we have made a reasonable estimate of the effects on our existing deferred income tax balances and the one-time transition tax, which was included as a component of income tax expense from continuing operations for the year ending December 31, 2017. An update to earnings and profits of affiliates resulted in an immaterial favorable adjustment to the one-time transition tax during the three months ended September 30, 2018. Additionally, we have made a measurement period adjustment associated with a depreciation method election resulting from the enactment of the TCJA that had a favorable impact to our rate during the respective three and nine months ended September 30, 2018. As we finalized and filed our 2017 U.S. federal income tax return, elements of the TCJA, such as the transition tax, or available elections we made impacted the return to provision.
Subsequent measurement period adjustments will occur during the fourth quarter when financial information for affiliates with a November 30 year-end is finalized. Any additional adjustments to our provisional amounts will be disclosed in our 10-K and recorded within the one-year measurement period provided by SAB 118.
We elected to recognize the resulting tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred, and we included a provisional estimate for GILTI in our estimated annual effective tax rate. Additionally, the anticipated tax effect of our foreign-derived intangible income (FDII) deduction was adjusted as a result of further analysis.
During the three months ended September 30, 2018, the Company’s effective tax rate of 9.7% was below the Company's U.S. federal statutory rate of 21.0%. This was primarily a result of foreign permanent items (5.1%), additional benefits taken on our 2017 U.S. federal income tax return associated with elements of the TCJA (4.3%), benefits from the depreciation method election mentioned above (3.2%) and a favorable adjustment to our FDII deduction (2.5%). State taxes (2.7%) and the repatriation of certain current year earnings (2.0%) partially offset this favorability.
During the nine months ended September 30, 2018, the Company's effective tax rate of 17.7% was below the Company's US federal statutory rate of 21.0%. This was primarily a result of foreign permanent items (4.1%), benefits from the depreciation method election mentioned above (2.1%), additional benefits taken on our 2017 U.S. federal income tax return associated with elements of the TCJA (1.2%), a favorable adjustment to our FDII deduction (1.1%) and the impact from lower statutory tax rate differences on foreign earnings (1.1%). The repatriation of certain foreign earnings from prior periods and the current year (3.9%) and state taxes (2.0%) partially offset this favorability.
During the three and nine months ended September 30, 2017, the Company’s effective tax rate of 21.9% and 24.5%, respectively, were below the Company's federal statutory rate of 35.0% primarily due to favorable impact of lower statutory tax rate differences on foreign earnings.

Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2018 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$95.3	$—	$95.3	3.25%
Senior secured term loan due 2022	632.6	7.7	624.9	3.71%
5.25% senior notes due 2023	600.0	5.1	594.9	5.25%
Other debt (1)	21.1	—	21.1
Total debt	$1,349.0	$12.8	$1,336.2
Less short-term and current portion of long-term debt	19.4	—	19.4
Total long-term debt, net of current portion	$1,329.6	$12.8	$1,316.8

As of December 31, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$56.5	$—	$56.5	2.77%
Senior secured term loan due 2022	637.5	8.5	629.0	3.27%
5.25% senior notes due 2023	600.0	6.0	594.0	5.25%
Other debt (1)	29.5	—	29.5
Total debt	$1,323.5	$14.5	$1,309.0
Less short-term and current portion of long-term debt	32.6	—	32.6
Total long-term debt, net of current portion	$1,290.9	$14.5	$1,276.4

(1)	Other debt includes capital lease obligations of $3.4 million and $17.8 million as of September 30, 2018 and December 31, 2017, respectively.
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
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2018, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at September 30, 2018 and December 31, 2017 was $1,350.3 million and $1,343.3 million, respectively, compared to carrying values of $1,336.2 million and $1,309.0 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 9 — SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs; plant realignment costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate and eliminations.

PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) PolyOne Distribution.
Segment information for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$259.1	$261.0	$41.1	$232.6	$235.1	$36.4
Specialty Engineered Materials	152.6	166.7	18.9	143.9	156.3	17.6
Performance Products and Solutions	154.0	176.0	16.3	155.1	175.7	17.8
PolyOne Distribution	317.3	321.8	17.6	286.9	291.1	18.6
Corporate and eliminations	—	(42.5)	(23.4)	—	(39.7)	(24.7)
Total	$883.0	$883.0	$70.5	$818.5	$818.5	$65.7

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$800.9	$805.6	$128.5	$657.2	$670.6	$110.1
Specialty Engineered Materials	455.9	495.3	60.1	436.6	474.1	60.1
Performance Products and Solutions	495.5	558.9	61.6	480.6	543.6	62.2
PolyOne Distribution	947.1	960.6	54.5	854.9	868.0	57.5
Corporate and eliminations	—	(121.0)	(78.0)	—	(127.0)	(64.2)
Total	$2,699.4	$2,699.4	$226.7	$2,429.3	$2,429.3	$225.7

	Total Assets
(In millions)	September 30, 2018	December 31, 2017
Color, Additives and Inks	$1,240.9	$1,146.8
Specialty Engineered Materials	607.0	545.1
Performance Products and Solutions	277.5	275.8
PolyOne Distribution	277.0	250.9
Corporate and eliminations	382.9	486.7
Total assets	2,785.3	2,705.3
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
Since 2009, PolyOne, along with respondents Westlake Vinyls, Inc., and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In October 2018, the USEPA sent a letter to the respondents inviting negotiation of an agreement to conduct the remedial design. Our current reserve of $103.8 million is consistent with the USEPA's estimates contained in the ROD.
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River Study Area (the LPRSA). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a Remedial Investigation and Feasibility Study of the LPRSA. Franklin-Burlington has not admitted to any liability or agree to bear any other costs for remediation or natural resource damage.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA, and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a ROD selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue into at least 2019. On June 30, 2018, OCC, independent of the USEPA, filed suit over 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of September 30, 2018, we have not accrued for costs of remediation related to the lower Passaic River.
During the three months ended September 30, 2018 and 2017, PolyOne recognized $7.5 million and $4.9 million, respectively, of expense related to environmental remediation costs. During the nine months ended September 30, 2018 and 2017, PolyOne recognized $19.3 million and $12.1 million, respectively, of expense related to environmental remediation activities. During the three months ended September 30, 2018 and 2017, PolyOne received $1.5 million and $2.5 million, respectively, of insurance recoveries for previously incurred environmental costs. During the nine months ended September 30, 2018 and 2017, PolyOne received $3.8 million and $6.3 million, respectively, of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $115.4 million and $117.1 million as of September 30, 2018 and December 31, 2017, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2018. However, such additional costs, if any, cannot be currently estimated.
Note 11 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. In accordance with ASU 2017-12, that ongoing assessment may be done qualitatively.
Net Investment Hedge
On July 25, 2018, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed three cross currency swaps, in which we will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 125.0 million Euros and which have a maturity date of March 2023. This effectively converts a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. That conversion resulted in a benefit of $0.7 million for the three and nine-month period ended September 30, 2018, which was recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the nine months ended September 30, 2018, $0.7 million of loss was recognized in AOCI, net of tax.
Derivatives Designated as Cash Flow Hedging Instruments
On August 24, 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these swap contracts as cash flow hedges pursuant to ASC 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.1 million for the three and nine months ended September 30, 2018. For the nine months ended September 30, 2018, $0.7 million of gain was recognized in AOCI, net of tax.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets
Interest Rate Swap (Fair Value Hedge)	Other non-current assets	$1.0	$—
Liabilities
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$0.9	$—

Note 12 — EQUITY
Changes in accumulated other comprehensive loss year-to-date as of September 30, 2018 and 2017 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Other	Total
Balance at January 1, 2018	$(58.6)	$5.2	$—	$—	$(53.4)
Translation adjustments	(27.0)	—	—	—	(27.0)
Unrealized (losses) gains	(0.7)	—	0.7	—	—
Balance at September 30, 2018	$(86.3)	$5.2	$0.7	$—	$(80.4)

Balance at January 1, 2017	$(99.8)	$5.2	$—	$0.4	$(94.2)
Translation adjustments	35.4	—	—	—	35.4
Unrealized loss	—	—	—	(0.1)	(0.1)
Balance at September 30, 2017	$(64.4)	$5.2	$—	$0.3	$(58.9)

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income (loss) and net income (loss) attributable to PolyOne common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Sales	$883.0	$818.5	$2,699.4	$2,429.3

Operating income	$70.5	$65.7	$226.7	$225.7

Net income from continuing operations	$50.2	$40.2	$149.4	$138.1
Loss from discontinued operations, net of income taxes	—	(1.4)	(1.1)	(233.8)
Net income (loss)	$50.2	$38.8	$148.3	$(95.7)

Net income (loss) attributable to PolyOne common shareholders	$50.2	$38.8	$148.4	$(95.7)
Recent Developments
On January 2, 2018, the Company completed the acquisition of IQAP Masterbatch Group S.L. (IQAP) for $73.0 million, net of cash acquired. IQAP is an innovative provider of specialty colorants and additives based in Spain with customers primarily throughout Europe. The IQAP results are reported in the Color, Additives and Inks segment.
On May 31, 2018, the Company acquired the outstanding shares of PlastiComp, Inc. (PlastiComp) for total consideration of $44.6 million, inclusive of contingent earn-out consideration that will be finalized two years from the date of acquisition. PlastiComp specializes in long-fiber reinforced thermoplastics and its results are reported in the Specialty Engineered Materials segment.

Results of Operations — The three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2018	2017	Change	% Change	2018	2017	Change	% Change
Sales	$883.0	$818.5	$64.5	7.9%	$2,699.4	$2,429.3	$270.1	11.1%
Cost of sales	698.1	639.0	(59.1)	(9.2)%	2,119.5	1,879.7	(239.8)	(12.8)%
Gross margin	184.9	179.5	5.4	3.0%	579.9	549.6	30.3	5.5%
Selling and administrative expense	114.4	113.8	(0.6)	(0.5)%	353.2	323.9	(29.3)	(9.0)%
Operating income	70.5	65.7	4.8	7.3%	226.7	225.7	1.0	0.4%
Interest expense, net	(15.6)	(15.5)	(0.1)	(0.6)%	(47.2)	(45.3)	(1.9)	(4.2)%
Debt extinguishment costs	—	—	—	nm	(0.1)	(0.3)	0.2	66.7%
Other income, net	0.7	1.3	(0.6)	(46.2)%	2.2	2.8	(0.6)	(21.4)%
Income from continuing operations before income taxes	55.6	51.5	4.1	8.0%	181.6	182.9	(1.3)	(0.7)%
Income tax expense	(5.4)	(11.3)	5.9	52.2%	(32.2)	(44.8)	12.6	28.1%
Net income from continuing operations	50.2	40.2	10.0	24.9%	149.4	138.1	11.3	8.2%
Loss from discontinued operations, net of income taxes	—	(1.4)	1.4	100.0%	(1.1)	(233.8)	232.7	99.5%
Net income (loss)	50.2	38.8	11.4	29.4%	148.3	(95.7)	244.0	255.0%
Net loss attributable to noncontrolling interests	—	—	—	nm	0.1	—	0.1	nm
Net income (loss) attributable to PolyOne common shareholders	$50.2	$38.8	$11.4	29.4%	$148.4	$(95.7)	$244.1	255.1%

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.63	$0.50			$1.87	$1.69
Discontinued operations	—	(0.02)			(0.02)	(2.86)
Total	$0.63	$0.48			$1.85	$(1.17)
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.62	$0.49			$1.85	$1.68
Discontinued operations	—	(0.02)			(0.01)	(2.84)
Total	$0.62	$0.47			$1.84	$(1.16)
nm - not meaningful
Sales
Sales increased $64.5 million, or 7.9%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 driven by organic sales growth of 6.1% and an increase from acquisitions of 2.3%. Partially offsetting these increases was unfavorable foreign exchange impact of 0.5%.
Sales increased $270.1 million, or 11.1%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 driven by organic sales growth of 6.1%, an increase from acquisitions of 3.7% and a favorable foreign exchange impact of 1.3%.
Cost of sales
As a percent of sales, cost of sales increased from 78.1% in the three months ended September 30, 2017 to 79.1% in the three months ended September 30, 2018 and from 77.4% in the nine months ended September 30, 2017 to 78.5% in the nine months ended September 30, 2018, primarily as a result of raw material cost inflation and increased logistics costs in North America.
Selling and administrative expense
Selling and administrative expense increased $0.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily driven by costs associated with acquired businesses and additional investments in commercial resources, partially offset by favorable foreign exchange.

Selling and administrative expense increased by $29.3 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was driven primarily by $15.9 million associated with acquired businesses, foreign exchange of $4.5 million, a $4.3 million favorable legal settlement received in 2017 and a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations.
Income taxes
During the three months ended September 30, 2018, the Company’s effective tax rate was 9.7% compared to 21.9% for the three months ended September 30, 2017, primarily due to additional benefits taken on our 2017 U.S. federal income tax return associated with elements of the TCJA (4.3%), benefits from a depreciation method election (3.2%), a lower tax rate from the enactment of the Tax Cuts and Jobs Act (TCJA) (2.5%) and a true-up of the anticipated foreign-derived intangible income (FDII) deduction (2.5%). Partially offsetting these decreases was the foreign withholding tax from the repatriation of certain current year earnings (2.0%).
During the nine months ended September 30, 2018, the Company’s effective tax rate was 17.7% compared to the 24.5% for the nine months ended September 30, 2017, primarily due to the impact of the lower tax rate from the enactment of the TCJA (4.4%), benefits from a depreciation method election (2.1%), foreign permanent items (2.0%) and additional benefits taken on our 2017 U.S. federal income tax return associated with elements of the TCJA (1.2%). Partially offsetting these decreases was the foreign withholding tax from the repatriation of certain foreign earnings (3.2%).
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

Sales and Operating Income — The three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2018	2017	Change	% Change	2018	2017	Change	% Change
Sales:
Color, Additives and Inks	$261.0	$235.1	$25.9	11.0%	$805.6	$670.6	$135.0	20.1%
Specialty Engineered Materials	166.7	156.3	10.4	6.7%	495.3	474.1	21.2	4.5%
Performance Products and Solutions	176.0	175.7	0.3	0.2%	558.9	543.6	15.3	2.8%
PolyOne Distribution	321.8	291.1	30.7	10.5%	960.6	868.0	92.6	10.7%
Corporate and eliminations	(42.5)	(39.7)	(2.8)	(7.1)%	(121.0)	(127.0)	6.0	4.7%
Total Sales	$883.0	$818.5	$64.5	7.9%	$2,699.4	$2,429.3	$270.1	11.1%

Operating income:
Color, Additives and Inks	$41.1	$36.4	$4.7	12.9%	$128.5	$110.1	$18.4	16.7%
Specialty Engineered Materials	18.9	17.6	1.3	7.4%	60.1	60.1	—	—%
Performance Products and Solutions	16.3	17.8	(1.5)	(8.4)%	61.6	62.2	(0.6)	(1.0)%
PolyOne Distribution	17.6	18.6	(1.0)	(5.4)%	54.5	57.5	(3.0)	(5.2)%
Corporate and eliminations	(23.4)	(24.7)	1.3	5.3%	(78.0)	(64.2)	(13.8)	(21.5)%
Total Operating Income	$70.5	$65.7	$4.8	7.3%	$226.7	$225.7	$1.0	0.4%

Operating income as a percentage of sales:
Color, Additives and Inks	15.7%	15.5%	0.2	% points	16.0%	16.4%	(0.4)	% points
Specialty Engineered Materials	11.3%	11.3%	—	% points	12.1%	12.7%	(0.6)	% points
Performance Products and Solutions	9.3%	10.1%	(0.8)	% points	11.0%	11.4%	(0.4)	% points
PolyOne Distribution	5.5%	6.4%	(0.9)	% points	5.7%	6.6%	(0.9)	% points
Total	8.0%	8.0%	—	% points	8.4%	9.3%	(0.9)	% points
Color, Additives and Inks
Sales increased by $25.9 million, or 11.0%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Organic growth contributed 6.2% and acquisitions increased sales by 6.0%. Unfavorable foreign exchange of 1.2% partially offset these increases.
Sales increased by $135.0 million, or 20.1%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Acquisitions increased sales 12.3%, organic growth contributed 5.2% and foreign exchange added 2.6%.
Operating income rose by $4.7 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Higher sales and the contributions of acquisitions drove the increase, which was funded by our continued investment in commercial resources. This was partially offset by unfavorable foreign exchange.
Operating income rose by $18.4 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Operating income growth was driven by higher sales and acquisitions.
Specialty Engineered Materials
Sales increased $10.4 million, or 6.7%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, largely driven by organic growth of 4.3% and a 3.2% impact from acquisitions. Unfavorable foreign exchange of 0.8% partially offset these increases.

Sales increased by $21.2 million, or 4.5%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Sales growth in Europe and Asia contributed 4.8%, favorable foreign exchange added 2.8% and acquisitions added 1.5%. Lower sales in North America partially offset these increases.
Operating income increased $1.3 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of higher sales and acquisitions, partially offset by higher raw material and freight costs.
Operating income remained flat in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as the benefit of higher sales and acquisitions was offset by higher raw material and freight costs.
Performance Products and Solutions
Sales increased $0.3 million, or 0.2%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as volume growth slightly offset weaker mix.
Sales increased $15.3 million, or 2.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to volume growth.
Operating income decreased $1.5 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and $0.6 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The benefit of increased sales was more than offset by raw material inflation and higher logistics costs, as well as softened demand in certain industries in North America, such as building and construction and appliance.
PolyOne Distribution
Sales increased $30.7 million, or 10.5%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and $92.6 million, or 10.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of increased volume and higher overall average selling prices associated with raw material cost inflation.
Operating income decreased $1.0 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and $3.0 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as the benefit of higher sales was more than offset by unfavorable mix and increased logistics costs.
Corporate and Eliminations
Corporate and eliminations decreased $1.3 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily as a result of lower compensation and employee costs.
Corporate and eliminations increased $13.8 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of $9.7 million additional environmental remediation costs in 2018 and a $3.8 million reversal of certain non-income tax reserves in 2017 due to the expiration of statute of limitations.
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

The following table summarizes our liquidity as of September 30, 2018 and December 31, 2017:

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$180.8	$243.6
Revolving credit availability	299.8	330.3
Liquidity	$480.6	$573.9
As of September 30, 2018, approximately 93% of the Company’s cash and cash equivalents resided outside the United States. Repatriation of such foreign cash and cash equivalents are exempt from domestic taxation pursuant to the enactment of the TCJA, but in certain cases may be subject to foreign taxes. In contemplation of the TCJA enactment, we determined we would repatriate certain foreign earnings from prior periods in the first quarter of 2018. This repatriation of cash was subject to foreign withholding taxes that was paid upon the receipt of funds in the second quarter. As we continue to assess the impacts of the TCJA and the geopolitical environment in foreign countries, repatriation opportunities may arise and could result in a recognition of additional tax liabilities.
After considering the impact of foreign tax credit carryforwards, we anticipate that the resulting cash tax payable as a result of the one-time transition tax on previously deferred foreign earnings will be immaterial.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017.
Operating Activities — In the nine months ended September 30, 2018, net cash provided by operating activities was $170.9 million as compared to net cash provided by operating activities of $111.2 million for the nine months ended September 30, 2017 primarily reflecting improved underlying operating results and working capital, as well as a receipt of $27.9 million of U.S. federal income tax refunds.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the third quarter of 2018 increased to 10.6% compared to 10.3% for the third quarter of 2017. This working capital percentage increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2018 of $145.9 million primarily reflects $98.6 million of acquisitions and $51.2 million of capital expenditures.
Net cash used by investing activities during the nine months ended September 30, 2017 of $92.8 million reflects $163.8 million of acquisitions and $52.0 million of capital expenditures, partially offset by the proceeds from sale of business and other assets of $123.0 million.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2018 of $83.0 million primarily reflects $53.0 million of repurchases of our outstanding common shares, $42.1 million of dividends paid and repayment of debt of $21.3 million, offset by net borrowings of $37.8 million under our senior secured revolving credit facility.
Net cash used by financing activities for the nine months ended September 30, 2017 of $16.3 million reflects the $70.7 million of repurchases of our outstanding common shares and $33.2 million of dividends paid, primarily offset by net borrowing of $97.9 million under our senior secured revolving credit facility.

Debt
As of September 30, 2018, the principal amount of debt totaled $1,349.0 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2018	$13.1
2019	8.7
2020	8.1
2021	7.5
2022	707.5
2023	600.5
Thereafter	3.6
Aggregate maturities	$1,349.0
As of September 30, 2018, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2018, there were no material changes to these obligations as reported in our annual report on Form 10-K for the year ended December 31, 2017.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	176,006	$43.74	176,006	5,236,586
August 1 to August 31	—	—	—	5,236,586
September 1 to September 30	—	—	—	5,236,586
Total	176,006	$43.74	176,006
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of September 30, 2018, approximately 5.2 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

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

October 24, 2018	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer