Form 10-K
period 2018-12-31
POLYONE CORP
filed 2019-02-19
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 29, 2018, determined using a per share closing price on that date of $43.22, as quoted on the New York Stock Exchange, was $3.5 billion.
The number of shares of common shares outstanding as of February 1, 2019 was 77,722,398.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2019 Annual Meeting of Shareholders.

POLYONE  CORPORATION

PART I
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial condition, performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings and environmental liabilities; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

•	disruptions, uncertainty or volatility in the credit markets that could adversely impact the availability of credit already arranged and the availability and cost of credit in the future;

•	the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;

•	changes in polymer consumption growth rates and laws and regulations regarding plastics in jurisdictions where we conduct business;

•	changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online;

•	fluctuations in raw material prices, quality and supply, and in energy prices and supply;

•	production outages or material costs associated with scheduled or unscheduled maintenance programs;

•	unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters;

•	an inability to raise or sustain prices for products or services;

•
an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from initiatives related to acquisition and integration, working capital reductions, cost reductions and employee productivity goals;

•	our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;

•	our ability to identify and evaluate acquisition targets and consummate and integrate acquisitions;

•	information systems failures and cyberattacks; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
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

1 POLYONE CORPORATION

ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities in North America, South America, Europe and Asia. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
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
PolyOne Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently employ approximately 6,900 people and have 74 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2018, we had sales of $3.5 billion, approximately 43% of which were to customers outside the United States.
We are able to leverage our polymer and formulation expertise with our operational capabilities, creating an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with global reach and increasingly effective material-based solutions to improve their products' appeal, performance, differentiation, profitability and competitive advantage. Our goal is to provide customers with specialized materials and solutions through our global footprint, broad market knowledge, technical expertise, product breadth, efficient manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets include healthcare, transportation, packaging, consumer, building and construction, industrial, wire and cable, electrical and electronics and appliance.
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
Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, outdoor high performance equipment, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the building and construction industry, plastic provides an economical and energy efficient replacement for other traditional materials in piping applications, siding, flooring, insulation, windows and doors, as well as structural and interior or decorative

2 POLYONE CORPORATION

uses. In the wire and cable industry, thermoplastics and composites serve to protect by providing electrical insulation, flame resistance, durability, water resistance, water swelling and color coding to engineered fibers, yarn products, wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles and reinforced polymers are used for various outdoor activities. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, antistatic, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
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
PolyOne Segments
We operate in four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) Distribution. Previously, PolyOne had five reportable segments. However, as a result of the divestiture of the Designed Structures & Solutions segment (DSS) on July 19, 2017, we have removed DSS as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations, to the accompanying consolidated financial statements for additional information.
Our segments are further detailed in Note 14, Segment Information, to the accompanying consolidated financial statements.
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

3 POLYONE CORPORATION

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
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2018, and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development was $56.3 million in 2018, $52.1 million in 2017 and $50.4 million in 2016.
Methods of Distribution
We sell products primarily through direct sales personnel, distributors, including our Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our manufacturing facilities or warehouses. We also ship some of our manufactured products to customers by rail.
Employees
In September 2018, the Great Place to Work Institute certified PolyOne as a Great Place to Work® in the U.S. based on a comparison of our employees' survey responses to those of employees at hundreds of other certified companies. We believe this reflects our commitment to better serving our associates, customers and communities, as well as further advancing our sustainability initiatives.
As of December 31, 2018, we employed approximately 6,600 people. Approximately 2% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.

4 POLYONE CORPORATION

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
We are strongly committed to safety as evidenced by our record-low injury incidence rate of 0.51 per 100 full-time workers per year in 2018 and 0.69 in 2017. The 2017 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 3.9. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on PolyOne's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance PolyOne places on having world-class environmental, health, safety and security performance.
In January 2019, PolyOne, along with 29 other member companies located throughout North America, South America, Europe, Asia, Africa and the Middle East, joined together as founding members of the Alliance to End Plastic Waste (AEPW). The AEPW has thus far committed over $1.0 billion to help end plastic waste in the environment. The AEPW intends to develop and bring to scale solutions expected to minimize and manage plastic waste and promote solutions for used plastics by helping enable a circular economy. Our commitment to AEPW confirms the importance we place on being a global leader in all aspects of how we define sustainability: people, products, planet and performance.
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
We incurred environmental expenses, before insurance recoveries, of $23.2 million in 2018, $14.8 million in 2017 and $8.3 million in 2016. The increase in environmental expense is primarily due to arbitration related to potential recoveries of previously incurred costs from third parties and insurance carriers. In 2018, 2017 and 2016, we recognized gains associated with insurance recoveries of $4.3 million, $9.1 million and $6.1 million, respectively, as reimbursement of previously incurred environmental remediation costs.
We also conduct investigations and remediation at certain of our active and inactive facilities and have assumed responsibility for the resulting environmental liabilities from operations at certain sites we, or our predecessors, formerly owned or operated. With respect to the former Goodrich Corporation Calvert City site, the United States Environmental Protection Agency (USEPA) issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In October 2018, the USEPA sent a letter to the respondents inviting negotiation of an agreement to conduct the remedial design; that negotiation is ongoing. Our current reserve of $103.3 million is consistent with the USEPA's estimates contained in the ROD. Environmental reserves for all other sites totaled $10.8 million as of December 31, 2018, covering probable future environmental expenditures that we can reasonably estimate related to previously contaminated sites, other third-party liabilities, alleged contributions of contamination and contractual indemnification of other parties. This amount represents our best estimate of probable costs, based upon the information and technology currently available. We continue to pursue available insurance coverage related to all matters and recognize gains as we receive reimbursement. No receivable has been recognized for future recoveries.
Refer to Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements for further discussion of the Calvert City site and our overall environmental liability.

5 POLYONE CORPORATION

We expect 2019 cash environmental expenditures to approximate $10.0 million.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about the noted risks, see Item 1A. Risk Factors. For more information about our international operations, see Note 14, Segment Information, to the accompanying consolidated financial statements.
Where You Can Find Additional Information
Our principal executive offices are located at 33587 Walker Road, Avon Lake, Ohio 44012, and our telephone number is (440) 930-1000. We are subject to the information reporting requirements of the Exchange Act, and, in accordance with these requirements, we file annual, quarterly and other reports, proxy statements and other information with the SEC relating to our business, financial results and other matters. The reports, proxy statements and other information we file are available to the public at the SEC’s website at http://www.sec.gov.
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
Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control.
Several factors may affect the demand for and supply of our products and services, including:

•	economic downturns or other volatility in the significant end markets that we serve;

•	product obsolescence or technological changes that unfavorably alter the value/cost proposition of our products and services;

•	competition from existing and unforeseen polymer and non-polymer based products;

•	declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers’ ability to pay amounts owed to us;

•	changes in environmental regulations that would limit our ability to sell our products and services in specific markets;

•	changes in laws and regulations regarding plastic materials; and

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

6 POLYONE CORPORATION

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
Our operations on, and ownership of, real property are subject to environmental, health and safety laws and regulations at the national, state and local governmental levels (including, but not limited to, the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008). The nature of our business exposes us to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are improperly handled and released. Environmental compliance requirements on us and our vendors may significantly increase the costs of these activities involving raw materials, energy, finished products and wastes. We may incur substantial costs, including fines, criminal or civil sanctions, damages, remediation costs or experience interruptions in our operations for violations of these laws.
Our operations could be adversely affected by various risks inherent in conducting operations worldwide.
Our operations are subject to risks; including, but not limited to, the following:

•
changes in local government regulations and policies including, but not limited to duty or tariff restrictions, foreign currency exchange controls or monetary policy, repatriation of earnings, expropriation of property, investment limitations and tax policies;

•	risks associated with the withdrawal of the United Kingdom (UK) from the European Union (EU), commonly known as "Brexit";

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act;

•	compliance with international trade laws and regulations, including export control and economic sanctions;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection of intellectual property rights;

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted; and

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union's General Data Protection Regulation.

On June 23, 2016, the UK held a referendum in which UK voters approved an exit from the EU. The June 2016 referendum result, and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The long term effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.  It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the UK and the EU through potential restrictions on the free movement of goods and labor between the UK and the EU, create economic and political uncertainty in the region, and create other impediments to our ability to transact within and between the UK and EU. Less than 2% of our total consolidated sales originated in the UK and shipped to the EU for the year ended December 31, 2018.
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

7 POLYONE CORPORATION

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
Natural gas, electricity, fuel, logistics and raw material costs could cause volatility in our results.
The cost of our natural gas, electricity, fuel, logistics and raw materials, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can also cause fluctuations in raw materials prices, which could negatively impact demand for our products and cause volatility in our results.
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
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make

8 POLYONE CORPORATION

certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
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
Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and that of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings under our revolving credit facilities provide adequate sources of liquidity, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2018, we had goodwill of $650.3 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations and financial condition. Based on our 2018 goodwill impairment test, performed as of October 1, 2018, no reporting units were identified as being at risk of future impairment. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

9 POLYONE CORPORATION

ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio we operate globally with principal locations consisting of 74 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Performance Products and Solutions	Specialty Engineered Materials	Color, Additives and Inks		Distribution
1. Carson, California	1. Birmingham, Alabama	1. Glendale, Arizona	25. Tianjin, China	1. Rancho Cucamonga,
2. Terre Haute, Indiana	2. Englewood, Colorado	2. Phoenix, Arizona	26. Tabor, Czech Republic	California
3. Louisville, Kentucky	3. Montrose, Colorado	3. Fort Smith, Arkansas	27. Odkarby, Finland	2. Chicago, Illinois
4. Lockport, New York	4. North Haven, Connecticut	4. Bethel, Connecticut	28. Cergy, France	3. Eagan, Minnesota
5. Avon Lake, Ohio	5. McHenry, Illinois	5. Kennesaw, Georgia	29. Tossiat, France	4. Edison, New Jersey
6. Clinton, Tennessee	6. Winona, Minnesota	6. Elk Grove Village, Illinois	30. Diez, Germany	5. Statesville, North
7. Dyersburg, Tennessee	7. Hickory, North Carolina	7. La Porte, Indiana	31. Gyor, Hungary	Carolina
8. Pasadena, Texas	8. Avon Lake, Ohio	8. St. Louis, Missouri	32. Pune, India	6. Elyria, Ohio
9. Seabrook, Texas	9. Hatfield, Pennsylvania	9. Pineville, North Carolina	33. Milan, Italy	7. La Porte, Texas
10. Orangeville, Ontario,	10. Changzhou, China	10. Berea, Ohio	34. Toluca, Mexico	8. Brampton, Ontario,
Canada	11. Shenzhen, China	11. Massillon, Ohio	35. Eindhoven, Netherlands	Canada
11. St. Remi de Napierville,	12. Suzhou, China	12. North Baltimore, Ohio	36. Lima, Peru	(8 Distribution Facilities)
Quebec, Canada	14. Gaggenau, Germany	13. Norwalk, Ohio	37. Kutno, Poland
12. Dongguan, China	15. Melle, Germany	14. Lehigh, Pennsylvania	38. Jeddah, Saudi Arabia
13. Ramos Arizpe, Mexico	16. Leeuwarden, Netherlands	15. Mountain Top,	39. Alicante, Spain
(13 Manufacturing Plants)	17. Barbastro, Spain	Pennsylvania	40. Barcelona, Spain
	18. Istanbul, Turkey	16. Vonore, Tennessee	41. Pamplona, Spain
	19. Leek, United Kingdom	17. Richland Hills, Texas	42. Bangkok, Thailand
	Dyersburg, Tennessee (1)	18. Assesse, Belgium	43. Knowsley, United
	Seabrook, Texas (1)	19. Itupeva, Brazil	Kingdom
	Shanghai, China (2)	20. Novo Hamburgo, Brazil	Suwanee, Georgia (2)
	Pune, India (1)	21. Pudong (Shanghai),	Shenzhen, China (1)
	(18 Manufacturing Plants)	China	Pamplona, Spain (2)
		22. & 23. Shanghai, China (3)	(43 Manufacturing Plants)
24. Suzhou, China

(1)	Facility is not included in manufacturing plants total as it is also included as part of another segment.

(2)	Facility is not included in manufacturing plants total as it is a design center/lab.

(3)	There are two manufacturing plants located at Shanghai, China
ITEM 3. LEGAL PROCEEDINGS
Information regarding other legal proceedings can be found in Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

10 POLYONE CORPORATION

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 1, 2019.

Name	Age	Position
Robert M. Patterson	46	Chairman, President and Chief Executive Officer
Bradley C. Richardson	60	Executive Vice President, Chief Financial Officer
Mark D. Crist	60	Senior Vice President, President of Color, Additives and Inks
Michael A. Garratt	55	Senior Vice President, Chief Commercial Officer
J. Scott Horn	63	Senior Vice President, President of Distribution
Lisa K. Kunkle	50	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	54	Senior Vice President, Global Operations and Process Improvement
Chris L. Pederson	52	Senior Vice President, President of Specialty Engineered Materials
Joel R. Rathbun	46	Senior Vice President, Mergers & Acquisitions
João José San Martin Neto	58	Senior Vice President, Chief Human Resources Officer
Donald K. Wiseman	51	Senior Vice President, President of Performance Products and Solutions
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
J. Scott Horn: Senior Vice President, President of Distribution, July 2017 to date. General Manager, Distribution, 2000 to July 2017. Vice President of M.A. Hanna Resin Distribution from 1995 to 2000, when PolyOne was formed. President, Fiberchem, Inc. (a leading regional distributor of thermoplastic and thermoset resins) from 1991, upon acquisition of Fiberchem by PolyOne’s predecessor, M.A. Hanna Company, to 1995. Mr. Horn worked in various roles of increasing responsibility at Fiberchem from 1981 to 1991.

11 POLYONE CORPORATION

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
Chris L. Pederson: Senior Vice President, President of Specialty Engineered Materials, November 2018 to date. Vice President, Strategy, Hexcel Corporation (a global leader in advanced composites technology) from March 2017 to November 2018. Vice President, Aerospace of Cytec Engineered Materials (a producer of specialty bonding adhesives and composite materials) from November 2009 to February 2016. Vice President, Research and Development of Cytec from January 2004 to November 2009. Mr. Pederson served as a Senior Engineer at Boeing (a global aerospace company) from 1992 to 2001.
Joel R. Rathbun: Senior Vice President, Mergers and Acquisitions, January 2016 to date. General Manager, Specialty Engineered Materials North America, February 2013 to January 2016. Vice President, Mergers and Acquisitions, June 2011 to February 2013. Mr. Rathbun served as Senior Vice President, Mergers and Acquisitions, Moelis & Company (an American global independent investment bank) from January 2008 to June 2011. He also served as Executive Director, Mergers and Acquisitions of CIBC World Markets (an investment bank in the domestic and international equity and debt capital markets) from 2006 to 2008.
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

12 POLYONE CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, at $0.01 par value per share, are traded on the New York Stock Exchange under the symbol “POL”.
As of February 1, 2019, there were 1,781 holders of record of our common shares.
We currently have an authorized common share repurchase program. For the full year 2018, we repurchased 3.4 million common shares at a weighted average share price of $37.01. During the three months ended December 31, 2018, we repurchased 2.1 million common shares as shown in the table below.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	792,446	$31.76	792,446	4,444,140
November 1 to November 30	1,336,668	$33.55	1,336,668	3,107,472
December 1 to December 31	—	—	—	3,107,472
Total	2,129,114	$32.91	2,129,114

(1) On August 18, 2008, we announced that our Board of Directors approved a common share repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common share repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of December 31, 2018, approximately 3.1 million shares remained available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

13 POLYONE CORPORATION

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

(In millions, except per share data)	2018	2017	2016	2015	2014
Sales	$3,533.4	$3,229.9	$2,938.6	$2,928.8	$3,219.0
Operating income	273.7	272.8	267.7	258.4	200.5
Net income from continuing operations	160.8	173.6	166.2	148.5	74.7
Net income from continuing operations attributable to PolyOne shareholders	161.1	173.5	166.4	148.4	75.5

Cash dividends declared per common share	$0.720	$0.580	$0.495	$0.420	$0.340

Earnings per share from continuing operations attributable to PolyOne shareholders:
Basic	$2.02	$2.13	$1.98	$1.69	$0.82
Diluted	$2.00	$2.11	$1.96	$1.67	$0.81

Total assets	$2,723.3	$2,705.3	$2,735.8	$2,620.3	$2,666.3
Long-term debt	$1,336.2	$1,276.4	$1,239.4	$1,127.6	$948.5

14 POLYONE CORPORATION

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
Our Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2018 sales of $3.5 billion, we have manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We currently employ approximately 6,900 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers).
Key Challenges
Our business faces macroeconomic exposures resulting from economic downturns, especially as it relates to cyclical markets such as building and construction, automotive and industrial. In addition, with 56% and 54% of our respective Color, Additives and Inks and Specialty Engineered Materials segments' sales outside the United States, we experience volatility related to foreign currency fluctuations, most significantly the Euro. Increasing profitability during periods of raw material price volatility is another challenge. Further, we strive to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the Restrictions on the Use of Certain Hazardous Substances and the Consumer Product Safety Information Act of 2008.
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
In the short term, we will maintain our focus on sales growth with expanding margins, with a goal of offsetting weaker foreign currencies, raw material volatility and logistics cost inflation. Longer term, we will continue to focus on accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit while focusing on our four cornerstones of sustainability - people, products, planet and performance to ensure the growth we achieve is sustainable for us and our customers. Capital expenditures will be focused primarily to support sales growth, investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in our core capabilities and continue to support growth in key markets and product offerings.
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

15 POLYONE CORPORATION

active participation in the medical device market, leveraging our global footprint to deliver consistent solutions globally, lightweighting and metal replacement and development of solutions that respond to ever-changing market needs by offering alternatives to traditional materials.
Recent Developments
On January 2, 2019, the Company completed the acquisition of Fiber-Line, a global leader in polymer coated engineered fibers and composite materials, for $120.2 million, subject to a working capital adjustment and contingent earn-out consideration over a two-year period. The results of Fiber-Line will be reported in the Specialty Engineered Materials segment. The acquisition of Fiber-Line is expected to add approximately $100.0 million in annual sales.
On May 31, 2018, the Company acquired the outstanding shares of PlastiComp, Inc. (PlastiComp) for total consideration of $43.6 million, net of cash acquired and inclusive of contingent earn-out consideration that will be finalized two years from the date of acquisition. Specializing in long-fiber reinforced thermoplastics, PlastiComp's results are reported in the Specialty Engineered Materials segment.
On January 2, 2018, the Company completed the acquisition of IQAP Masterbatch Group S.L. (IQAP), an innovative producer of specialty colorants and additives based in Spain with customers throughout Europe, for $74.9 million, net of cash acquired. The results of operations of IQAP are reported in the Color, Additives and Inks segment.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations net of income taxes and net income from continuing operations attributable to PolyOne common shareholders is included in the following table:

(In millions)	2018	2017	2016
Sales	$3,533.4	$3,229.9	$2,938.6
Operating income	273.7	272.8	267.7
Net income from continuing operations	160.8	173.6	166.2
Net income from continuing operations attributable to PolyOne common shareholders	161.1	173.5	166.4

16 POLYONE CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2018 versus 2017		2017 versus 2016
(Dollars in millions, except per share data)	2018	2017	2016	Change	% Change	Change	% Change
Sales	$3,533.4	$3,229.9	$2,938.6	$303.5	9.4%	$291.3	9.9%
Cost of sales	2,788.5	2,511.0	2,262.2	(277.5)	(11.1)%	(248.8)	(11.0)%
Gross margin	744.9	718.9	676.4	26.0	3.6%	42.5	6.3%
Selling and administrative expense	471.2	446.1	408.7	(25.1)	(5.6)%	(37.4)	(9.2)%
Operating income	273.7	272.8	267.7	0.9	0.3%	5.1	1.9%
Interest expense, net	(62.8)	(60.8)	(59.7)	(2.0)	(3.3)%	(1.1)	(1.8)%
Debt extinguishment costs	(1.1)	(0.3)	(0.4)	(0.8)	nm	0.1	25.0%
Other (expense) income, net	(12.6)	0.6	19.0	(13.2)	nm	(18.4)	96.8%
Income from continuing operations before income taxes	197.2	212.3	226.6	(15.1)	(7.1)%	(14.3)	(6.3)%
Income tax expense	(36.4)	(38.7)	(60.4)	2.3	5.9%	21.7	35.9%
Net income from continuing operations	$160.8	$173.6	$166.2	$(12.8)	(7.4)%	$7.4	4.5%
Loss from discontinued operations, net of income taxes	(1.3)	(231.2)	(1.2)	229.9	nm	(230.0)	nm
Net income (loss)	159.5	(57.6)	165.0	217.1	nm	(222.6)	(134.9)%
Net loss (income) attributable to noncontrolling interests	0.3	(0.1)	0.2	0.4	nm	0.3	150.0%
Net income (loss) attributable to PolyOne common shareholders	$159.8	$(57.7)	$165.2	$217.5	nm	$(222.9)	(134.9)%

Earnings (loss) per share attributable to PolyOne common shareholders - basic:
Continuing operations	$2.02	$2.13	$1.98
Discontinued operations	(0.01)	(2.84)	(0.01)
Total	$2.01	$(0.71)	$1.97

Earnings (loss) per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$2.00	$2.11	$1.96
Discontinued operations	(0.01)	(2.81)	(0.01)
Total	$1.99	$(0.70)	$1.95

nm - not meaningful
Sales
Sales increased $303.5 million, or 9.4%, in 2018 compared to 2017 primarily driven by organic sales growth of 5.3%, acquisitions of 3.3%, and favorable foreign exchange.
Sales increased $291.3 million, or 9.9%, in 2017 compared to 2016. Previous commercial investments drove organic sales growth of 6.6%, while acquisitions added 3.2%.
Cost of sales
As a percent of sales, cost of sales increased from 77.7% in 2017 to 78.9% in 2018 primarily as a result of raw material cost inflation and increased North American logistics costs.
As a percent of sales, cost of sales increased from 77.0% in 2016 to 77.7% in 2017 primarily as a result of raw material cost inflation.

17 POLYONE CORPORATION

Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2018 increased $25.1 million, primarily related to acquired businesses of $19.0 million, additional investment in commercial resources and $3.1 million of translation impact from foreign exchange.
Selling and administrative expense in 2017 increased $37.4 million, primarily related to $20.3 million in additional compensation and employee costs, which included our investment in commercial resources, as well as the impact from acquired businesses of $16.3 million.
Interest expense, net
Interest expense, net increased $2.0 million in 2018 compared to 2017 due to the impact of increased interest rates associated with our variable rate debt. Partially offsetting this increase was an interest rate reduction from amending the senior secured term loan in April to reduce the margin by 25 basis points and a $2.0 million favorable impact from the net investment hedges that were executed during 2018. See Note 15, Derivatives and Hedging, to the accompanying consolidated financial statements for detail on those hedges.
Interest expense, net increased $1.1 million in 2017 compared to 2016 due to the impact of increased interest rates associated with our variable rate debt and higher borrowings on our senior secured revolving credit facility. Partially offsetting these increases were interest rate reductions from amending the senior secured term loan in January 2017 and August 2017 to reduce the margin by 50 basis points and 25 basis points, respectively.
Other (expense) income, net
The Company has adopted Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on January 1, 2018. As a result, all components of net periodic benefit cost, except for service costs, are presented here. For further detail, see Note 10, Employee Benefit Plans, to the accompanying consolidated financial statements.
Debt extinguishment costs
Debt extinguishment costs of $1.1 million and $0.3 million for 2018 and 2017, respectively, includes the write-off of unamortized deferred financing costs and premium and consent payments in connection with the amendments of the senior secured term loan due 2026 and the senior secured revolving credit facility. See Note 5, Financing Arrangements, to the accompanying consolidated financial statements for additional information.
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
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. Among other things, effective in 2018, the TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, exempts from U.S. federal income taxation dividends from certain foreign corporations to their U.S. shareholders, eliminates or reduces the effect of various federal tax deductions and creates new taxes on certain outbound payments and future foreign earnings generated after 2017. The TCJA required U.S. companies to pay a one-time transition tax on earnings of foreign corporate subsidiaries that were at least ten-percent owned by such U.S. companies and that were previously deferred from U.S. taxation.
As of December 31, 2018, we had completed our accounting for the tax effects of the enactment of the TCJA. In compliance with the one-year measurement period of the SEC's Staff Accounting Bulletin 118 (SAB 118) (issued December 22, 2017), we have finalized the effects of the TCJA on our existing deferred income tax balances, the one-time transition tax and, as discussed below, the impact the TCJA had on our indefinite reinvestment assertion pursuant to Accounting Principles Board 23 (APB 23). These finalized effects are included as components of income tax expense from continuing operations and are noted in the following tabular reconciliation.
As of December 31, 2018, we had completed our analysis with respect to the impact of the TCJA on our continuing assertion that our foreign earnings are indefinitely reinvested pursuant to APB 23 of Accounting Standards Codification 740-30 (ASC 740-30). APB 23 provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. Our assertion has changed with respect to certain earnings of foreign affiliates in certain countries, which resulted in a recognition of tax liabilities. As of December 31, 2018, and noted in the Repatriation of certain foreign earnings from prior and current periods line in the following tabular reconciliation, we

18 POLYONE CORPORATION

recognized an impact of 4.5% to our provision from a decision to repatriate prior year earnings after completing our analysis with respect to the TCJA and 1.2% pertaining to our decision to repatriate certain current year earnings. The rest of our foreign earnings are indefinitely reinvested pursuant to APB 23 and our policy. No deferred income taxes were recorded on outside basis differences as it was not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
We elected to recognize the resulting tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below.

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
Foreign tax rate differential	(5.8)	(11.1)	(5.6)
State and local tax, net	2.8	1.4	2.1
Tax on GILTI	1.5	—	—
Repatriation on certain foreign earnings from prior and current periods	5.7	0.4	—
Tax benefits on certain foreign investments	—	(6.8)	(1.9)
Domestic production activities deduction	(0.7)	(1.9)	(1.5)
Amended prior period tax returns and corresponding favorable audit adjustments	—	(3.6)	(1.3)
Net impact of uncertain tax positions	(0.4)	2.2	(1.1)
Changes in valuation allowances	(1.8)	0.7	0.4
U.S. tax reform, transition tax	0.8	11.3	—
U.S. tax reform, tax effect on net deferred tax liabilities	(3.5)	(9.5)	—
Other	(1.1)	0.1	0.6
Effective income tax rate	18.5%	18.2%	26.7%
2018
The increase in the Repatriation on certain foreign earnings from prior and current periods line item resulted from a decision to repatriate certain foreign earnings from current and prior periods.
The benefit reflected in the Changes in valuation allowances line resulted from the realizability of a deferred tax asset for one of our foreign entities.
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

19 POLYONE CORPORATION

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
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) Distribution.
Our segments are further discussed in Note 14, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — 2018 compared with 2017 and 2017 compared with 2016

				2018 versus 2017		2017 versus 2016
(Dollars in millions)	2018	2017	2016	Change	% Change	Change	% Change
Sales:
Color, Additives and Inks	$1,046.5	$893.2	$797.7	$153.3	17.2%	$95.5	12.0%
Specialty Engineered Materials	645.8	624.3	565.8	21.5	3.4%	58.5	10.3%
Performance Products and Solutions	735.8	720.6	668.5	15.2	2.1%	52.1	7.8%
Distribution	1,265.4	1,154.6	1,071.0	110.8	9.6%	83.6	7.8%
Corporate and eliminations	(160.1)	(162.8)	(164.4)	2.7	1.7%	1.6	1.0%
Sales	$3,533.4	$3,229.9	$2,938.6	$303.5	9.4%	$291.3	9.9%

Operating income:
Color, Additives and Inks	$158.5	$138.6	$127.5	$19.9	14.4%	$11.1	8.7%
Specialty Engineered Materials	72.3	75.5	81.1	(3.2)	(4.2)%	(5.6)	(6.9)%
Performance Products and Solutions	73.6	77.1	74.4	(3.5)	(4.5)%	2.7	3.6%
Distribution	71.5	72.6	68.2	(1.1)	(1.5)%	4.4	6.5%
Corporate and eliminations	(102.2)	(91.0)	(83.5)	(11.2)	(12.3)%	(7.5)	(9.0)%
Operating income	$273.7	$272.8	$267.7	$0.9	0.3%	$5.1	1.9%

Operating income as a percentage of sales:
Color, Additives and Inks	15.1%	15.5%	16.0%	(0.4)% points		(0.5)% points
Specialty Engineered Materials	11.2%	12.1%	14.3%	(0.9)% points		(2.2)% points
Performance Products and Solutions	10.0%	10.7%	11.1%	(0.7)% points		(0.4)% points
Distribution	5.7%	6.3%	6.4%	(0.6)% points		(0.1)% points
Total	7.7%	8.4%	9.1%	(0.7)% points		(0.7)% points

Color, Additives and Inks
Sales increased $153.3 million, or 17.2%, in 2018 compared to 2017. Acquisitions increased sales 10.5%, while organic sales grew 5.2% primarily in the packaging and consumer end markets. Favorable foreign exchange added 1.5%.
Operating income increased $19.9 million in 2018 compared to 2017 primarily due to the benefit of higher sales and recent acquisitions.
Sales increased $95.5 million, or 12.0%, in 2017 compared to 2016. Acquisitions increased sales by 8.1%, while sales grew 3.4% organically primarily in the packaging, wire & cable and textile end markets. Favorable foreign exchange rates added 0.5% to the sales growth rate.
Operating income increased $11.1 million in 2017 compared to 2016. This was driven by increased sales and acquisitions.

20 POLYONE CORPORATION

Specialty Engineered Materials
Sales increased $21.5 million, or 3.4%, in 2018 compared to 2017. Sales growth in Europe and Asia contributed 3.2%, acquisitions added 1.9% and favorable foreign exchange added 1.7%. Lower sales in North America partially offset these increases due to weakness in the wire and cable and consumer end markets.
Operating income decreased by $3.2 million, in 2018 compared to 2017 as the benefit of higher sales and recent acquisitions was more than offset by higher raw material and logistics costs.
Sales increased $58.5 million, or 10.3%, in 2017 compared to 2016 largely driven by organic growth of 5.1% and growth from acquisition of 5.0%.
Operating income decreased by $5.6 million, in 2017 compared to 2016 as the benefit of increased sales was more than offset by raw material cost inflation.
Performance Products and Solutions
Sales increased $15.2 million, or 2.1%, in 2018 compared to 2017 as higher unit sales was slightly offset by weaker mix.
Operating income decreased $3.5 million in 2018 compared to 2017. The benefit of increased sales was more than offset by weaker mix and higher logistics costs, as well as lower demand in certain end markets in North America, such as building and construction and appliance.
Sales increased $52.1 million, or 7.8%, in 2017 compared to 2016 primarily due to higher unit sales within the electrical and industrial end markets along with a 2.3% impact from higher overall average selling prices associated with raw material cost inflation.
Operating income increased $2.7 million in 2017 compared to 2016 as the benefit of increased sales was partially offset by the impact of hurricane Harvey and ongoing raw material cost inflation.
Distribution
Sales increased $110.8 million, or 9.6%, in 2018 compared to 2017 as a result of increased unit sales and higher overall average selling prices associated with raw material cost inflation.
Operating income decreased $1.1 million in 2018 compared to 2017 as the benefit of higher sales was more than offset by higher logistics costs and increased selling and administrative expense, including our continued investment in commercial resources.
Sales increased $83.6 million, or 7.8%, in 2017 compared to 2016 as a result of organic growth as well as higher overall average selling prices associated with raw material cost inflation.
Operating income increased $4.4 million in 2017 compared to 2016 as a result of higher sales.
Corporate and Eliminations
Corporate and eliminations increased $11.2 million in 2018 compared to 2017. This increase was primarily a result of higher environmental remediation costs combined with lower insurance reimbursements associated with such costs in 2018. Partially offsetting these costs were lower compensation and employee costs.
Corporate and eliminations increased $7.5 million in 2017 compared to 2016. This increase is largely due to higher compensation and employee costs primarily associated with additional incentives and commercial resources.
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

21 POLYONE CORPORATION

The following table summarizes our liquidity as of December 31, 2018:

(In millions)
Cash and cash equivalents	$170.9
Revolving credit availability	280.7
Liquidity	$451.6
As of December 31, 2018, approximately 95% of the Company’s cash and cash equivalents resided outside the United States.
After considering the impact of foreign tax credit carryforwards, there was no resulting cash tax payable as a result of the one-time transition tax on previously deferred foreign earnings.
Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, will allow us to maintain adequate levels of available capital to fund our operations, meet debt service obligations, continue paying dividends, explore specialty acquisitions and opportunistically repurchase outstanding common shares.
Expected sources of cash in 2019 include cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2019 include select specialty acquisitions, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures. Capital expenditures are currently estimated to be in the range of $80.0 to $90.0 million in 2019, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
Additionally, as further described in Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements, we may incur additional uses of cash for environmental remediation at the former Goodrich Corporation Calvert City site.
Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2018	2017	2016
Cash provided by (used by):
Operating Activities	$253.7	$202.4	$227.6
Investing Activities	(170.3)	(119.4)	(235.4)
Financing Activities	(148.1)	(72.7)	(40.3)
Effect of exchange rate on cash	(8.0)	6.6	(5.0)
Net (decrease) increase in cash and cash equivalents	$(72.7)	$16.9	$(53.1)
Operating activities
In 2018, net cash provided by operating activities was $253.7 million as compared to $202.4 million in 2017. The increase in net cash provided by operating activities of $51.3 million primarily reflects improved working capital, as well as a receipt of $27.9 million of U.S. federal income tax refunds.
Working capital as a percentage of sales, which we define as the average thirteen months of accounts receivable, plus inventory, less accounts payable, divided by full year sales, increased to 10.7% at December 31, 2018 from 10.3% at December 31, 2017. This increase is due to the impact of recent acquisitions.
In 2017, net cash provided by operating activities was $202.4 million as compared to $227.6 million in 2016. The decrease in net cash provided by operating activities of $25.2 million reflects an increase in working capital in support of higher revenues.
Investing Activities
Net cash used by investing activities during 2018 of $170.3 million reflects acquisitions of $98.6 million and capital expenditures of $76.0 million.
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

22 POLYONE CORPORATION

Financing Activities
Net cash used by financing activities in 2018 primarily reflects repurchases of $123.0 million of our outstanding common shares, cash dividends paid of $56.1 million, and repayment of debt of $22.9 million. Net borrowings of $62.6 million under our revolving credit facilities partially offset these uses.
Net cash used by financing activities in 2017 primarily reflects repurchases of $70.7 million of our outstanding common shares, cash dividends paid of $44.1 million and $6.5 million repayment of long-term debt. Net borrowings of $55.9 million under our revolving credit facilities partially offset these uses.
Net cash used by financing activities in 2016 primarily reflects repurchases of $86.2 million of our outstanding common shares, cash dividends paid of $40.2 million and $6.0 million repayment of long-term debt. Partially offsetting these cash outflows was the increase of $100.0 million to the senior secured term loan primarily used to fund acquisitions.
Total Debt
The following table summarizes debt as presented at December 31, 2018 and 2017.

(In millions)	December 31, 2018	December 31, 2017
Senior secured revolving credit facility due 2022	$120.1	$56.5
Senior secured term loan due 2026	619.8	629.0
5.250% senior notes due 2023	595.0	594.0
Other debt (1)	20.7	29.5
Total debt	$1,355.6	$1,309.0
Less short-term and current portion of long-term debt	19.4	32.6
Total long-term debt, net of current portion	$1,336.2	$1,276.4

(1)	Other debt includes capital lease obligations of $3.4 million and $17.8 million as of December 31, 2018 and 2017, respectively.
On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 175 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points, or (ii) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The weighted average annual interest rate under the senior secured term loan for the year ended December 31, 2018 and 2017 was 3.80% and 3.27%, respectively. The total principal repayments for the year ended December 31, 2018 were $6.5 million.
The Company maintains a senior secured revolving credit facility, which matures on February 24, 2022 and provides a maximum borrowing facility size of $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the year ended December 31, 2018 and 2017 was 3.35% and 2.77%, respectively. As of December 31, 2018, we had borrowings of $120.1 million under our revolving credit facility, which had remaining availability of $279.4 million. As of December 31, 2017, we had borrowings of $56.5 million under our revolving credit facility, which had remaining availability of $326.2 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2018, we were in compliance with all covenants.
As of December 31, 2018 and 2017, the Company maintained a credit line of $12.0 million and $16.0 million, respectively, with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a

23 POLYONE CORPORATION

fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2018, letters of credit under the credit line were immaterial and borrowings were $10.7 million with a weighted average annual interest rate of 3.35%. As of December 31, 2017, letters of credit under the credit line were $0.2 million and borrowings were $11.7 million with a weighted average annual interest rate of 2.69%. As of December 31, 2018 and 2017, remaining availability on the credit line was $1.3 million and $4.1 million, respectively.
For additional information about our debt obligations, see Note 5, Financing Arrangements, to the accompanying consolidated financial statements.
Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $10.5 million of which was used at December 31, 2018. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2018:

	Payment Due by Period
(In millions)	Total	2019		2020 & 2021		2022 & 2023	Thereafter
Total debt (1)	$1,371.8	$19.4		$15.7		$734.3	$602.4
Operating leases	80.6	24.5		32.8		14.3	9.0
Interest on long-term debt obligations (2)	354.9	70.6	59	126.4		101.5	56.4
Pension and post-retirement obligations (3)	45.4	5.2		10.0	9.4	9.4	20.8
Purchase obligations (4)	19.4	16.7		2.2		0.5	—
Total	$1,872.1	$136.4		$187.1		$860.0	$688.6

(1)	Total debt includes both the current and long-term portions of debt and capital lease obligations.

(2)	Represents estimated contractual interest payments for all outstanding debt.

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

The table excludes the liability for unrecognized income tax benefits, because we cannot predict with reasonable certainty the timing of cash settlements, if any, with the applicable taxing authorities. At December 31, 2018, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $19.2 million.
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

Environmental Liabilities
•    Based upon our estimates, we have an undiscounted accrual of $114.1 million at December 31, 2018 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable.

•    With respect to the former Goodrich Corporation Calvert City site, the United States Environmental Protection Agency (USEPA) issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In October 2018, the USEPA sent a letter to the respondents inviting negotiation of an agreement to conduct the remedial design; that negotiation is ongoing. Our current reserve of $103.3 million is consistent with the USEPA's estimates contained in the ROD.

•    Based on currently available information as of December 31, 2018, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River and therefore have not accrued for costs of remediation to the lower Passaic River.

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

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2018, we recognized a $15.6 million charge as a result of the recognition of these actuarial losses, which unfavorably impacted net income (loss), comprehensive income (loss) and the funded status of our pension plans. This loss was mainly driven by lower than expected asset returns.

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

•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 5.09% for 2018, 6.08% for 2017 and 6.87% for 2016.

•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2018, we adopted the MP-2018 mortality improvement scale which was issued by the Society of Actuaries in October 2018.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2018 and 2017 were 4.11% and 3.62%, respectively, post-retirement liabilities were 3.98% and 3.60%, respectively. As of December 31, 2018, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $19.7 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2018 would result in a change of approximately $1.3 million in the 2019 net periodic benefit cost.

•    The expected long-term return on plan assets utilized as of January 1, 2018 and 2017 was 5.09% and 6.08%, respectively. An increase/decrease in our expected long-term return on plan assets of 50 basis points as of December 31, 2018, would result in a change of approximately $2.1 million to 2019 net periodic benefit cost.

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

•    We have completed our accounting for the tax effects of the enactment of the TCJA as of December 31, 2018. We elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. We have provided valuation allowances as of December 31, 2018, aggregating to $15.1 million primarily against certain foreign and state net operating loss carryforwards based on our current assessment of future operating results and other factors. At December 31, 2018, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $19.2 million.

•  Undistributed and indefinitely reinvested earnings for certain consolidated non-U.S. subsidiaries were approximately $350 million as of December 31, 2018. No provision was made on these earnings as APB 23 of ASC 740-30 provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. Additionally, no deferred income taxes were recorded on outside basis differences as it was not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.

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

• The fair value of the reporting unit is based on a number of subjective factors including: (a) appropriate consideration of valuation approaches, (b) the consideration of our business outlook and (c) weighted average cost of capital (discount rate), growth rates and market multiples for our estimated cash flows.

•      Based on our 2018 annual impairment test performed on October 1st, we determined there were no reporting units considered to be at risk of future impairment due to the fair value's proximity to the carrying value. We believe that the current assumptions and estimates are reasonable, supportable and appropriate. The business could be impacted by unforeseen changes in market factors or opportunities, which could impact our existing assumptions used in our impairment test. As such, there can be no assurance that these estimates and assumptions made for the purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

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

•     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived trade name

•     Based on our 2018 annual impairment test, no trade names were considered at risk.

Recent and Future Adoption of Accounting Standards
Information regarding recent and future adoption of accounting standards can be found in Note 1, Description of Business and Summary of Significant Accounting Policies, to the accompanying consolidated financial statements and is incorporated by reference herein.

27 POLYONE CORPORATION

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
Interest rate exposure — Interest on our revolving credit facility and senior secured term loan is based upon a Prime rate or LIBOR, plus a margin. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2018.
Foreign currency exposure — We enter into intercompany transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued. To mitigate this risk, we may enter into foreign exchange forward contracts and derivative instruments. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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

28 POLYONE CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29 POLYONE CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2018.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2018 and found them to be effective.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2018 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 62 of this Annual Report, which concludes that as of December 31, 2018, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ ROBERT M. PATTERSON	/s/ BRADLEY C. RICHARDSON

Robert M. Patterson	Bradley C. Richardson
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

February 19, 2019

30 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
Opinion on Internal Control over Financial Reporting
We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PolyOne Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PolyOne Corporation as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of PolyOne Corporation and our report dated February 19, 2019, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2019

31 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PolyOne Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as PolyOne Corporation's auditor since 1993.
Cleveland, Ohio
February 19, 2019

32 POLYONE CORPORATION

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Sales	$3,533.4	$3,229.9	$2,938.6
Cost of sales	2,788.5	2,511.0	2,262.2
Gross margin	744.9	718.9	676.4
Selling and administrative expense	471.2	446.1	408.7
Operating income	273.7	272.8	267.7
Interest expense, net	(62.8)	(60.8)	(59.7)
Debt extinguishment costs	(1.1)	(0.3)	(0.4)
Other (expense) income, net	(12.6)	0.6	19.0
Income from continuing operations before income taxes	197.2	212.3	226.6
Income tax expense	(36.4)	(38.7)	(60.4)
Net income from continuing operations	160.8	173.6	166.2
Loss from discontinued operations, net of income taxes	(1.3)	(231.2)	(1.2)
Net income (loss)	159.5	(57.6)	165.0
Net loss (income) attributable to noncontrolling interests	0.3	(0.1)	0.2
Net income (loss) attributable to PolyOne common shareholders	$159.8	$(57.7)	$165.2

Earnings (loss) per share attributable to PolyOne common shareholders - Basic:
Continuing operations	$2.02	$2.13	$1.98
Discontinued operations	(0.01)	(2.84)	(0.01)
Total	$2.01	$(0.71)	$1.97

Earnings (loss) per share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$2.00	$2.11	$1.96
Discontinued operations	(0.01)	(2.81)	(0.01)
Total	$1.99	$(0.70)	$1.95

Weighted-average shares used to compute earnings per common share:
Basic	79.7	81.5	83.9
Plus dilutive impact of share-based compensation	0.7	0.6	0.7
Diluted	80.4	82.1	84.6

Anti-dilutive shares not included in diluted common shares outstanding	—	0.6	0.2

Cash dividends declared per share of common stock	$0.720	$0.580	$0.495
The accompanying notes to the consolidated financial statements are an integral part of these statements.

33 POLYONE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income (loss)	$159.5	$(57.6)	$165.0
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(27.6)	41.2	(23.0)
Cash flow hedges	(1.3)	—	—
Other	(0.4)	—	0.1
Total other comprehensive (loss) income	(29.3)	41.2	(22.9)
Total comprehensive income (loss)	130.2	(16.4)	142.1
Comprehensive loss (income) attributable to noncontrolling interests	0.3	(0.1)	0.2
Comprehensive income (loss) attributable to PolyOne common shareholders	$130.5	$(16.5)	$142.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

34 POLYONE CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$170.9	$243.6
Accounts receivable, net	413.4	392.4
Inventories, net	344.7	327.8
Other current assets	69.8	102.8
Total current assets	998.8	1,066.6
Property, net	495.4	461.6
Goodwill	650.3	610.5
Intangible assets, net	423.4	400.0
Other non-current assets	155.4	166.6
Total assets	$2,723.3	$2,705.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$19.4	$32.6
Accounts payable	399.0	388.9
Accrued expenses and other current liabilities	139.2	149.1
Total current liabilities	557.6	570.6
Non-current liabilities:
Long-term debt	1,336.2	1,276.4
Pension and other post-retirement benefits	54.3	62.3
Deferred income taxes	69.3	40.3
Other non-current liabilities	165.3	156.3
Total non-current liabilities	1,625.1	1,535.3

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,166.9	1,161.5
Retained earnings	472.9	387.1
Common shares held in treasury, at cost, 44.5 shares in 2018 and 41.3 shares in 2017	(1,018.7)	(898.3)
Accumulated other comprehensive loss	(82.3)	(53.0)
PolyOne shareholders' equity	540.0	598.5
Noncontrolling interest	0.6	0.9
Total equity	540.6	599.4
Total liabilities and equity	$2,723.3	$2,705.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

35 POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2018	2017	2016
Operating activities
Net income (loss)	$159.5	$(57.6)	$165.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of business, net of tax	—	227.7	—
Depreciation and amortization	88.5	97.4	100.5
Accelerated depreciation and fixed asset charges associated with restructuring activities	3.0	0.9	5.4
Gain from sale of closed facilities	—	(3.6)	—
Deferred income tax (benefit) expense	(4.8)	(1.4)	10.5
Debt extinguishment costs	1.1	0.3	0.4
Share-based compensation expense	10.9	10.2	8.4
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(11.3)	(44.7)	(17.6)
(Increase) decrease in inventories	(10.6)	(41.1)	0.8
Increase in accounts payable	7.9	52.2	12.4
Increase (decrease) in pension and other post-retirement benefits	4.8	(9.6)	(43.2)
Increase (decrease) in accrued expenses and other assets and liabilities - net	4.7	(28.3)	(15.0)
Net cash provided by operating activities	253.7	202.4	227.6

Investing activities
Capital expenditures	(76.0)	(79.6)	(84.2)
Business acquisitions, net of cash acquired	(98.6)	(163.8)	(164.2)
Proceeds from the sale of business and other assets	4.3	124.0	13.0
Net cash used by investing activities	(170.3)	(119.4)	(235.4)

Financing activities
Borrowings under credit facilities	1,152.9	1,472.9	1,031.9
Repayments under credit facilities	(1,090.3)	(1,417.0)	(1,032.7)
Purchase of common shares for treasury	(123.0)	(70.7)	(86.2)
Cash dividends paid	(56.1)	(44.1)	(40.2)
Repayment of other debt	(16.4)	—	—
Repayment of long-term debt	(6.5)	(6.5)	(6.0)
Payments on withholding tax on share awards	(4.1)	(4.7)	(5.1)
Debt financing costs	(4.6)	(2.6)	(2.0)
Net proceeds from long-term debt	—	—	100.0
Net cash used by financing activities	(148.1)	(72.7)	(40.3)
Effect of exchange rate changes on cash	(8.0)	6.6	(5.0)
(Decrease) increase in cash and cash equivalents	(72.7)	16.9	(53.1)
Cash and cash equivalents at beginning of year	243.6	226.7	279.8
Cash and cash equivalents at end of year	$170.9	$243.6	$226.7
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 POLYONE CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2016	122.2	(36.9)	$1.2	$1,155.6	$367.1	$(748.4)	$(71.3)	$704.2	$1.0	$705.2
Net income					165.2			165.2	(0.2)	165.0
Other comprehensive loss							(22.9)	(22.9)		(22.9)
Cash dividends declared					(41.1)			(41.1)		(41.1)
Repurchase of common shares		(3.0)				(86.2)		(86.2)		(86.2)
Share-based compensation and exercise of awards		0.3		1.5		4.0		5.5		5.5
Balance at December 31, 2016	122.2	(39.6)	$1.2	$1,157.1	$491.2	$(830.6)	$(94.2)	$724.7	$0.8	$725.5
Net (loss) income					(57.7)			(57.7)	0.1	(57.6)
Other comprehensive gain							41.2	41.2		41.2
Cash dividends declared					(46.9)			(46.9)		(46.9)
Repurchase of common shares		(2.0)				(70.7)		(70.7)		(70.7)
Share-based compensation and exercise of awards		0.3		4.4		3.0		7.4		7.4
Other					0.5			$0.5		$0.5
Balance at December 31, 2017	122.2	(41.3)	$1.2	$1,161.5	$387.1	$(898.3)	$(53.0)	$598.5	$0.9	$599.4
Net income					159.8			159.8	(0.3)	159.5
Other comprehensive loss							(29.3)	(29.3)		(29.3)
Cash dividends declared					(57.5)			(57.5)		(57.5)
Repurchase of common shares		(3.4)				(123.0)		(123.0)		(123.0)
Share-based compensation and exercise of awards		0.2		5.4		2.6		8.0		8.0
Other					(16.5)			(16.5)		(16.5)
Balance at December 31, 2018	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 POLYONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized polymer materials, services and solutions with operations in specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our”, “PolyOne” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Our operations are located primarily in North America, South America, Europe and Asia. Our operations are reported in four reportable segments: Color, Additives and Inks; Specialty Engineered Materials; Performance Products and Solutions; and Distribution. See Note 14, Segment Information, for more information.
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
The revenue streams within the Company are consistent with those disclosed for our reportable segments, within Note 14, Segment Information. For descriptions of our product offerings and segments see Note 14, Segment Information. We offer more than 35,000 polymer solutions to over 10,000 customers across the world. No customer accounts for more than 3% of our consolidated revenues and we do not have a high concentration of business in one particular end market.
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This standard requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost must be presented below operating income. The Company has adopted ASU 2017-07 on January 1, 2018.
ASU 2017-07 provides a practical expedient to utilize previously disclosed components of net periodic benefit costs as an estimate for retrospective presentation. Utilizing this practical expedient, the Company reclassified non-service components of net periodic benefit cost from Cost of sales and Selling and administrative expense into Other income, net on the Consolidated Statements of Income. The adoption of ASU 2017-07 resulted in $9.6 million of costs for the year ended December 31, 2018 and gains of $4.7 million, and $18.6 million for the years ended December 31, 2017 and 2016, respectively, of the non-service components of net periodic benefit presented in Other income, net. For additional detail on the components of our annual net periodic benefit cost, see Note 10, Employee Benefit Plans.
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

38 POLYONE CORPORATION

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). This amendment to the hedge accounting model better aligns an entity's risk management activities with its financial reporting by expanding an entity's ability to hedge risk components, eliminating the separate measurement and reporting of hedge ineffectiveness and reducing the complexity of applying certain aspects of hedge accounting. The Company has early adopted ASU 2017-12 as of July 1, 2018. For additional disclosure and detail on the hedge relationships entered into by the Company, see Note 15, Derivatives and Hedging.
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
A cross-functional implementation team is finalizing policy elections, the discount rate to be used based on January 1, 2019 data, and business processes and controls to support recognition and disclosure under the new standard. The primary impact upon adoption will be the recognition of right of use assets and lease obligations, on a discounted basis, of our minimum lease obligations, as disclosed in Note 6, Leasing Arrangements. We currently do not expect ASU 2016-12 to have a material effect on our Consolidated Statements of Income.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model (CECL) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020, including the interim periods in the year. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
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
Reclassifications
Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period for the adoption of ASU 2017-07 as further described in the Accounting Standards Adopted section of this Note.
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

39 POLYONE CORPORATION

Allowance for Doubtful Accounts
We evaluate the collectability of receivables based on a combination of factors, each of which are adjusted if specific circumstances change. We reserve for amounts determined to be uncollectible based on a specific customer’s inability to meet its financial obligation to us. We also record a general reserve based on the age of receivables past due, economic conditions and historical experience. In estimating the allowance, we take into consideration the existence of credit insurance. The allowance for doubtful accounts was $2.4 million and $2.8 million as of December 31, 2018 and 2017, respectively.
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
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2018, 2017 or 2016.
Goodwill and Indefinite Lived Intangible Assets
In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill, quantitatively or qualitatively, on an annual basis or at an interim date if potential impairment indicators are present. Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested for impairment, quantitatively or qualitatively, at the reporting unit level. Our reporting units have been identified at the operating segment level, or in most cases, one level below the operating segment level. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition.
Our annual measurement date for testing impairment of goodwill and indefinite-lived intangibles is October 1. We completed our testing of impairment as of October 1, noting no impairment in 2018, 2017 or 2016. There are no reporting units identified as at-risk of future impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2019.
We test our goodwill either quantitatively or qualitatively for impairment. For our quantitative approach, we use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by considering the

40 POLYONE CORPORATION

implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
A qualitative approach for both goodwill and indefinite-lived intangible assets is performed if the last quantitative test exceeded certain thresholds. During our qualitative approach, we assess whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed for each asset, as described above.
Indefinite-lived intangible assets primarily consist of the GLS, ColorMatrix and Gordon Composites trade names. Indefinite-lived intangible assets are tested, quantitatively or qualitatively, for impairment annually at the same time we test goodwill for impairment. For our quantitative approach, the implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value using a weighted-average cost of capital that is determined based on current market conditions. This fair value is then compared with the carrying value of the trade name.
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
We are exposed to foreign currency changes and to changes in cash flows due to changes in our contractually specified interest rates (e.g, LIBOR) in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, in accordance with ASU 2017-12, we assess at inception whether the financial instruments used in the hedging transaction are highly effective at offsetting changes in either the fair values or cash flows of the underlying exposures. If highly effective, any subsequent test may be done qualitatively.
The net interest payments accrued each month for effective instruments designated as a hedge are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of Accumulated Other Comprehensive Income (AOCI). Instruments not designated as hedges are adjusted to fair value at each period end, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income (Loss) immediately.
Refer to Note 15, Derivatives and Hedging, for more information.
Pension and Other Post-retirement Plans
We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. Refer to Note 10, Employee Benefit Plans, for more information.

41 POLYONE CORPORATION

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2018, 2017 and 2016 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Cash Flow Hedges	Other	Total
Balance at January 1, 2016	$(76.8)	$5.2	$—	$0.3	$(71.3)
Translation adjustments	(23.0)	—	—	—	(23.0)
Unrealized gain	—	—	—	0.1	0.1
Balance at December 31, 2016	(99.8)	5.2	—	0.4	(94.2)
Translation adjustments	41.2	—	—	—	41.2
Balance at December 31, 2017	(58.6)	5.2	—	0.4	(53.0)
Translation adjustments	(25.6)	—	—	—	(25.6)
Unrealized losses	(2.0)	—	(1.3)	—	(3.3)
Other	—	—	—	(0.4)	(0.4)
Balance at December 31, 2018	$(86.2)	$5.2	$(1.3)	$—	$(82.3)
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
Revenue Recognition
We recognize revenue once control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities.
Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.
Research and Development Expense
Research and development costs of $56.3 million in 2018, $52.1 million in 2017 and $50.4 million in 2016 are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income (Loss). As of December 31, 2018, we had one active share-based employee compensation plan, which is described more fully in Note 13, Share-Based Compensation.

42 POLYONE CORPORATION

Income Taxes
Deferred income tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. In accordance with FASB ASC Topic 740, Income Taxes, we evaluate our deferred income taxes to determine whether a valuation allowance should be established against the deferred tax assets or whether the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. See Note 12, Income Taxes, for additional detail.
Note 2 — BUSINESS COMBINATIONS
On January 2, 2018, the Company completed the acquisition of IQAP Masterbatch Group S.L. (IQAP), an innovative provider of specialty colorants and additives based in Spain with customers primarily throughout Europe. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. The results of IQAP are reported in the Color, Additives and Inks segment.
On May 31, 2018, the Company completed the acquisition of PlastiComp, Inc. (PlastiComp), who specializes in long-fiber reinforced thermoplastics. Goodwill recognized as a result of this acquisition is not deductible for tax purposes. The results of PlastiComp are reported in the Specialty Engineered Materials segment.
The combined total consideration of IQAP and PlastiComp of $118.5 million, net of cash acquired, is inclusive of contingent earn-out consideration for PlastiComp that will be finalized two years from the date of acquisition. The preliminary purchase price allocation for IQAP and PlastiComp resulted in intangible assets of $51.0 million, goodwill of $41.5 million, property, plant and equipment of $30.8 million, net working capital of $19.4 million, deferred tax liabilities of $13.1 million and other liabilities of $11.1 million. The total combined sales of IQAP and PlastiComp for the ended December 31, 2018 were $71.0 million.
The fair value of intangible assets acquired during the year ended December 31, 2018, including their estimated useful lives and valuation methodology are as follows:

(in millions)	Fair Value	Useful Life	Valuation Method
Customer relationships	$21.1	18	Multi-period excess earnings
Patents, technology and other	29.9	13 - 24	Relief-from-royalty method
Total	$51.0
Note 3 — DISCONTINUED OPERATIONS
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) to an affiliate of Arsenal Capital Partners (Arsenal) for $115.0 million cash. The sale resulted in the recognition of an after-tax loss of $229.0 million that was primarily recognized during the second quarter of 2017.
The following table summarizes the discontinued operations associated with DSS for the years ended December 31, 2018, 2017 and 2016, which is reflected within the Loss from discontinued operations, net of income taxes line of the Consolidated Statements of Income (Loss):

(In millions)	2018	2017	2016
Sales	$—	$222.1	$401.2

Loss on sale	$(1.8)	$(295.6)	$—
Loss from operations	—	(8.6)	(4.3)
Loss before taxes	(1.8)	(304.2)	(4.3)
Income tax benefit	0.5	73.0	3.1
Loss from discontinued operations, net of taxes	$(1.3)	$(231.2)	$(1.2)
Note 4 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill.

43 POLYONE CORPORATION

Goodwill as of December 31, 2018 and 2017 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance at January 1, 2017	173.5	346.4	11.2	1.6	532.7
Acquisition of businesses	—	77.0	—	—	77.0
Currency translation	(0.3)	1.1	—	—	0.8
Balance at December 31, 2017	173.2	424.5	11.2	1.6	610.5
Acquisition of businesses	16.3	25.8	—	—	42.1
Currency translation	(0.6)	(1.7)	—	—	(2.3)
Balance at December 31, 2018	$188.9	$448.6	$11.2	$1.6	$650.3
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$278.4	$(75.0)	$(0.7)	$202.7
Patents, technology and other	188.1	(66.8)	(0.9)	120.4
Indefinite-lived trade names	100.3	—	—	100.3
Total	$566.8	$(141.8)	$(1.6)	$423.4

	As of December 31, 2017
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$257.3	$(61.5)	$0.1	$195.9
Patents, technology and other	158.2	(54.4)	—	103.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$515.8	$(115.9)	$0.1	$400.0
Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2018, 2017 and 2016 was $25.9 million, $21.6 million and $17.9 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

	2019	2020	2021	2022	2023
Expected amortization expense	$26.2	$25.6	$25.3	$23.3	$20.8

44 POLYONE CORPORATION

Note 5 — FINANCING ARRANGEMENTS
Total debt consisted of the following:

As of December 31, 2018 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$120.1	$—	$120.1	3.35%
Senior secured term loan due 2026	631.0	11.2	619.8	3.80%
5.25% senior notes due 2023	600.0	5.0	595.0	5.25%
Other debt (1)	20.7	—	20.7
Total debt	$1,371.8	$16.2	$1,355.6
Less short-term and current portion of long-term debt	19.4	—	19.4
Total long-term debt, net of current portion	$1,352.4	$16.2	$1,336.2

As of December 31, 2017 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$56.5	$—	$56.5	2.77%
Senior secured term loan due 2026	637.5	8.5	629.0	3.27%
5.25% senior notes due 2023	600.0	6.0	594.0	5.25%
Other debt (1)	29.5	—	29.5
Total debt	$1,323.5	$14.5	$1,309.0
Less short-term and current portion of long-term debt	32.6	—	32.6
Total long-term debt, net of current portion	$1,290.9	$14.5	$1,276.4

(1)	Other debt includes capital lease obligations of $3.4 million and $17.8 million as of December 31, 2018 and 2017, respectively.
On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 175 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points, or (ii) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The total principal repayments for the year ended December 31, 2018 were $6.5 million.
The Company maintains a senior secured revolving credit facility, which matures on February 24, 2022 and provides a maximum borrowing facility size of $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. The revolving credit facility has a U.S. and a Canadian line of credit. Currently there are no borrowings on the Canadian portion of the facility. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. As of December 31, 2018, we had borrowings of $120.1 million under our revolving credit facility, which had remaining availability of $279.4 million. As of December 31, 2017, we had borrowings of $56.5 million under our revolving credit facility, which had remaining availability of $326.2 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2018, we were in compliance with all covenants.
As of December 31, 2018 and 2017, the Company maintained a credit line of $12.0 million and $16.0 million, respectively, with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2018, letters of credit under the credit line were immaterial and borrowings were $10.7 million with a weighted average annual interest

45 POLYONE CORPORATION

rate of 3.35%. As of December 31, 2017, letters of credit under the credit line were $0.2 million and borrowings were $11.7 million with a weighted average annual interest rate of 2.69%. As of December 31, 2018 and 2017, there was remaining availability on the credit line of $1.3 million and $4.1 million, respectively.
The estimated fair value of PolyOne’s debt instruments at December 31, 2018 and 2017 was $1,316.8 million and $1,343.3 million, respectively, compared to carrying values of $1,355.6 million and $1,309.0 million as of December 31, 2018 and 2017, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2019	$19.4
2020	8.1
2021	7.6
2022	127.3
2023	607.0
Thereafter	602.4
Aggregate maturities	$1,371.8
Included in Interest expense, net for the years ended December 31, 2018, 2017 and 2016 was interest income of $3.1 million, $0.7 million and $0.8 million, respectively. Total interest paid on debt was $61.0 million in 2018, $59.4 million in 2017 and $56.3 million in 2016.
Note 6 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, automobiles, railcars, computers and software under operating leases. Lease expense from continuing operations was $25.9 million in 2018, $25.2 million in 2017 and $23.0 million in 2016.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2018 are as follows:

(In millions)
2019	$24.5
2020	20.4
2021	12.4
2022	8.5
2023	5.8
Thereafter	9.0
Total	$80.6

Note 7 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2018	December 31, 2017
Finished products	$204.3	$203.3
Work in process	6.9	5.1
Raw materials and supplies	133.5	119.4
Inventories, net	$344.7	$327.8

46 POLYONE CORPORATION

Note 8 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2018	December 31, 2017
Land and land improvements (1)	$48.8	$40.7
Buildings (2)	316.5	303.5
Machinery and equipment	1,082.2	1,038.0
Property, gross	1,447.5	1,382.2
Less accumulated depreciation and amortization	(952.1)	(920.6)
Property, net	$495.4	$461.6

(1)	Land and land improvements include properties under capital leases of $0.1 million and $1.7 million as of December 31, 2018 and 2017, respectively.

(2)	Buildings include properties under capital leases of $3.6 million and $16.5 million as of December 31, 2018 and 2017, respectively.
Depreciation expense from continuing operations was $62.6 million in 2018, $61.2 million in 2017 and $57.8 million in 2016.
Note 9 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2018 and 2017 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
	December 31,		December 31,
(In millions)	2018	2017	2018	2017
Employment costs	$75.7	$87.5	$18.9	$20.1
Environmental liabilities	9.9	8.4	104.2	108.7
Accrued taxes	16.0	13.8	—	—
Pension and other post-employment benefits	4.9	5.4	—	—
Accrued interest	10.8	10.1	—	—
Dividends payable	15.6	14.2	—	—
Unrecognized tax benefits	1.7	3.3	16.1	18.1
Other	4.6	6.4	26.1	9.4
Total	$139.2	$149.1	$165.3	$156.3
Note 10 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. We recognized a charge of $15.6 million and $3.3 million in the fourth quarter of 2018 and 2017, respectively, related to the actuarial losses during the year. We recognized a benefit of $8.4 million in the fourth quarter of 2016, related to the actuarial gain during the year.
All U.S. qualified defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.

47 POLYONE CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans.

	Pension Benefits		Health Care Benefits
(In millions)	2018	2017	2018	2017
Change in benefit obligation:
Projected benefit obligation — beginning of year	$507.7	$503.0	$8.8	$10.8
Service cost	0.6	0.6	—	—
Interest cost	17.6	19.3	0.3	0.4
Actuarial (gain) loss	(23.9)	21.3	(0.6)	(1.7)
Benefits paid	(37.7)	(38.8)	(0.8)	(0.9)
Other	(1.6)	2.3	(0.3)	0.2
Projected benefit obligation — end of year	$462.7	$507.7	$7.4	$8.8
Projected salary increases	(1.6)	(2.0)	—	—
Accumulated benefit obligation	$461.1	$505.7	$7.4	$8.8
Change in plan assets:
Plan assets — beginning of year	$484.7	$474.3	$—	$—
Actual (loss) return on plan assets	(16.4)	44.0	—	—
Company contributions	4.5	4.6	0.8	0.9
Benefits paid	(37.7)	(38.8)	(0.8)	(0.9)
Other	(0.7)	0.6	—	—
Plan assets — end of year	$434.4	$484.7	$—	$—
Unfunded status at end of year	$(28.3)	$(23.0)	$(7.4)	$(8.8)
Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2018	2017	2018	2017
Non-current assets	$23.5	$35.9	$—	$—
Accrued expenses and other liabilities	$4.1	$4.4	$0.8	$1.0
Other non-current liabilities	$47.7	$54.5	$6.6	$7.8
As of December 31, 2018 and 2017, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2018	2017	2018	2017
Projected benefit obligation	$56.4	$63.9	$7.4	$8.8
Accumulated benefit obligation	$54.8	$61.9	$7.4	$8.8
Fair value of plan assets	$4.6	$5.1	$—	$—
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2018	2017	2018	2017
Discount rate	4.11%	3.62%	3.98%	3.60%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	6.09%	6.29%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2027

48 POLYONE CORPORATION

The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2018.

	Pension Benefits			Health Care Benefits
(In millions)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit costs (gains):
Service cost	$0.6	$0.6	$1.0	$—	$—	$—
Interest cost	17.6	19.3	20.7	0.3	0.4	0.5
Expected return on plan assets	(23.8)	(27.7)	(31.4)	—	—	—
Mark-to-market actuarial net losses (gains)	16.2	5.0	(7.8)	(0.6)	(1.7)	(0.6)
Other	(0.1)	—	—	—	—	—
Net periodic cost (benefit)	$10.5	$(2.8)	$(17.5)	$(0.3)	$(1.3)	$(0.1)
In 2018, we recognized a $15.6 million mark-to-market charge that was primarily a result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was the increase in our year end discount rates from 3.62% to 4.11%.
In 2017, we recognized a $3.3 million mark-to-market charge that was primarily a result of the decrease in our year end discount rates, from 3.97% to 3.62%, and updated mortality assumptions, partially offset by a higher than expected return on assets.
In 2016, we recognized an $8.4 million mark-to-market gain that was primarily a result of actual asset returns that were $5.7 million higher than our assumed returns and updated mortality assumptions. Partially offsetting these gains was the decrease in our year end discounts rates, from 4.10% to 3.97%.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2018	2017	2016	2018	2017	2016
Discount rate*	3.62%	3.97%	4.10%	3.60%	4.04%	4.12%
Expected long-term return on plan assets*	5.09%	6.08%	6.87%	—%	—%	—%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	6.29%	6.52%	6.69%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2027	2027	2027

*	The mark-to-market component of net periodic costs is determined based on discount rates as of year-end and actual asset returns during the year.
The expected long-term rate of return on pension assets was determined after considering the historical and forward looking long-term asset returns by asset category and the expected investment portfolio mix.
Our pension investment strategy is to diversify the portfolio among asset categories to enhance the portfolio’s risk-adjusted return as well as insulate it from exposure to changes in interest rates. Our asset mix considers the duration of plan liabilities, historical and expected returns of the investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. Based on the current funded status of the plan, our pension asset investment allocation guidelines are to invest 83% in fixed income securities and 17% in equity securities. The plan keeps a minimal amount of cash available to fund benefit payments. These investments may include funds of multiple asset investment strategies and funds of hedge funds.

49 POLYONE CORPORATION

The fair values of pension plan assets at December 31, 2018 and 2017, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2018
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.7	$—	$—	$3.7
Other	—	—	4.6	4.6
Total	$3.7	$—	$4.6	8.3

Investments measured at NAV:
Common collective funds:
United States equity				14.9
International equity				14.9
Global equity				8.5
Fixed income				387.8
Total common collective funds				426.1

Total investments at fair value				$434.4

	Fair Value of Plan Assets at December 31, 2017
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$4.3	$—	$—	$4.3
Other	—	—	5.1	5.1
Total	$4.3	$—	$5.1	9.4

Investments measured at NAV:
Common collective funds:
United States equity				19.2
International equity				19.4
Global equity				9.6
Fixed income				427.1
Total common collective funds				$475.3

Total investments at fair value				$484.7
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

50 POLYONE CORPORATION

The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2019	$38.3	$0.9
2020	37.7	0.8
2021	38.2	0.8
2022	36.2	0.7
2023	35.9	0.7
2024 through 2028	162.4	2.5
We currently estimate that 2019 employer contributions will be $4.3 million to all qualified and non-qualified pension plans and $0.9 million to all healthcare benefit plans.
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
Following are our contributions to the RSP:

(In millions)	2018	2017	2016
Retirement savings match	$10.1	$9.1	$8.2
Retirement benefit contribution	—	1.6	4.0
Total contributions	$10.1	$10.7	$12.2
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
Since 2009, PolyOne, along with respondents Westlake Vinyls, Inc., and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In October 2018, the USEPA sent a letter to the respondents inviting negotiation of an agreement to conduct the remedial design; that negotiation is ongoing. Our current reserve of $103.3 million is consistent with the USEPA's estimates contained in the ROD.
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA requested that companies located in the area of the lower Passaic

51 POLYONE CORPORATION

River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River Study Area (the LPRSA). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a Remedial Investigation and Feasibility Study of the LPRSA. Franklin-Burlington has not admitted to any liability or agreed to bear any other costs for remediation or natural resource damage.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA, and are currently engaged in technical discussions with the USEPA to revise and finalize those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a ROD selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to perform the remedial design for the lower eight mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA, and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue into at least 2019. On June 30, 2018, OCC, independent of the USEPA, filed suit against over 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of December 31, 2018, we have not accrued for costs of remediation related to the lower Passaic River.
The Consolidated Balance Sheets include accruals totaling $114.1 million and $117.1 million as of December 31, 2018 and 2017, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2018. However, such additional costs, if any, cannot be currently estimated.
The following table details the changes in the environmental accrued liabilities:

(In millions)	2018	2017	2016
Balance at beginning of the year	$117.1	$117.3	$119.9
Environmental expenses	23.2	14.8	8.3
Net cash payments	(26.0)	(15.2)	(11.0)
Currency translation and other	(0.2)	0.2	0.1
Balance at end of year	$114.1	$117.1	$117.3
The environmental expenses noted in the table above are included in Cost of sales in the accompanying Consolidated Statements of Income (Loss), as are insurance recoveries received for previously incurred environmental costs. We received insurance recoveries of $4.3 million, $9.1 million and $6.1 million in 2018, 2017 and 2016, respectively. Such insurance recoveries are recognized as a gain when received.
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

52 POLYONE CORPORATION

Income from continuing operations, before income taxes consists of the following:

(In millions)	2018	2017	2016
Domestic	$86.3	$105.6	$129.1
Foreign	110.9	106.7	97.5
Income from continuing operations, before income taxes	$197.2	$212.3	$226.6
A summary of income tax expense from continuing operations is as follows:

(In millions)	2018	2017	2016
Current income tax expense (benefit):
Domestic - GILTI and U.S. tax reform transition tax	$3.7	$24.0	$—
Domestic - other	10.2	(11.2)	27.8
Foreign	27.3	27.3	22.5
Total current income tax expense	$41.2	$40.1	$50.3
Deferred income tax (benefit) expense:
Domestic - U.S. tax reform, tax effect on net deferred tax liabilities	$(6.8)	$(20.1)	$—
Domestic - other	22.1	27.4	6.0
Foreign	(20.1)	(8.7)	4.1
Total deferred income tax (benefit) expense	$(4.8)	$(1.4)	$10.1
Total income tax expense	$36.4	$38.7	$60.4
Within the Total deferred income tax benefit, Foreign, was a benefit of $9.3 million and $9.5 million for the year ended December 31, 2018 and 2017, respectively. These benefits related to a 2017 European legal entity realignment.
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. Among other things, effective in 2018, the TCJA reduced the US federal corporate tax rate from 35% to 21%, exempts from U.S. federal income taxation dividends from certain foreign corporations to their U.S. shareholders, eliminates or reduces the effect of various federal tax deductions and creates new taxes on certain outbound payments and future foreign earnings generated after 2017. The TCJA required U.S. companies to pay a one-time transition tax on earnings of foreign corporate subsidiaries that were at least ten-percent owned by such U.S. companies and that were previously deferred from U.S. taxation.
As of December 31, 2018, we had completed our accounting for the tax effects of the enactment of the TCJA. In compliance with the one-year measurement period of the SEC's Staff Accounting Bulletin 118 (SAB 118) (issued December 22, 2017), we have finalized the effects of the TCJA on our existing deferred income tax balances, the one-time transition tax and, as discussed below, the impact the TCJA had on our indefinite reinvestment assertion pursuant to Accounting Principles Board 23 (APB 23). These finalized effects are included as components of income tax expense from continuing operations and are noted in the following tabular reconciliation.
As of December 31, 2018, we had completed our analysis with respect to the impact of the TCJA on our continuing assertion that our foreign earnings are indefinitely reinvested pursuant to APB 23 of Accounting Standards Codification 740-30 (ASC 740-30). APB 23 provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. Our assertion has changed with respect to certain earnings of foreign affiliates in certain countries, which resulted in a recognition of tax liabilities. As of December 31, 2018, and noted in the Repatriation of certain foreign earnings from prior and current periods line in the following tabular reconciliation, we recognized an impact of 4.5% to our provision from a decision to repatriate prior year earnings after completing our analysis with respect to the TCJA and 1.2% pertaining to our decision to repatriate certain current year earnings. The rest of our foreign earnings are indefinitely reinvested pursuant to APB 23 and our policy. No deferred income taxes were recorded on outside basis differences as it was not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
We elected to recognize the resulting tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred.

53 POLYONE CORPORATION

A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below.

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%

Foreign tax rate differential:
Asia	0.2	(1.2)	(1.2)
Europe	(6.0)	(8.6)	(2.7)
Canada and Mexico	—	(1.3)	(1.7)
Total foreign tax rate differential:	(5.8)	(11.1)	(5.6)

State and local tax, net	2.8	1.4	2.1
Tax on GILTI	1.5	—	—
Repatriation on certain foreign earnings from prior and current periods	5.7	0.4	—
Tax benefits on certain foreign investments	—	(6.8)	(1.9)
Domestic production activities deduction	(0.7)	(1.9)	(1.5)
Amended prior period tax returns and corresponding favorable audit adjustments	—	(3.6)	(1.3)
Net impact of uncertain tax positions	(0.4)	2.2	(1.1)
Changes in valuation allowances	(1.8)	0.7	0.4
U.S. tax reform, transition tax	0.8	11.3	—
U.S. tax reform, tax effect on net deferred tax liabilities	(3.5)	(9.5)	—
Other	(1.1)	0.1	0.6
Effective income tax rate	18.5%	18.2%	26.7%
The effective tax rates for all periods differed from the applicable U.S. federal statutory tax rate as a result of permanent items, state and local income taxes, differences in foreign tax rates and certain unusual items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or unusual items impacting the effective income tax rate are described below.
2018 Significant items
The increase in the Repatriation on certain foreign earnings from prior and current periods line item resulted from a decision to repatriate certain foreign earnings from current and prior periods.
The benefit reflected in the Changes in valuation allowances line resulted from the realizability of a deferred tax asset for one of our foreign entities.
2017 Significant items
The increase in the Foreign tax rate differential line item in the table above, compared to 2016, primarily related to a European legal entity realignment.
Tax benefits on certain foreign investments decreased the effective tax rate by 6.8% ($14.4 million) related to distributions from foreign subsidiaries with net foreign tax credits.

54 POLYONE CORPORATION

Components of our deferred tax assets (liabilities) as of December 31, 2018 and 2017 were as follows:

(In millions)	2018	2017
Deferred tax assets:
Pension and other post-retirement benefits	$8.2	$7.3
Employment costs	20.1	22.0
Environmental reserves	29.0	29.4
Net operating loss carryforwards	48.8	42.3
Other, net	39.8	20.0
Gross deferred tax assets	$145.9	$121.0
Valuation allowances	(15.2)	(21.4)
Total deferred tax assets, net of valuation allowances	$130.7	$99.6

Deferred tax liabilities:
Property, plant and equipment	$(33.9)	$(20.7)
Goodwill and intangibles	(101.5)	(98.7)
Other, net	(14.4)	(1.0)
Total deferred tax liabilities	$(149.8)	$(120.4)

Net deferred tax (liabilities) assets	$(19.1)	$(20.8)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$50.2	$19.5
Non-current deferred income tax liabilities	$(69.3)	$(40.3)
As of December 31, 2018, we had gross state net operating loss carryforwards of $151.7 million that expire between 2019 and 2033. Various foreign subsidiaries have gross net operating loss carryforwards totaling $152.3 million that expire between 2019 and 2037 with limited exceptions that have indefinite carryforward periods. Total tax valuation allowances decreased $6.2 million from the prior year primarily due to the ability to realize net operating loss carryforwards at a certain foreign entity based on expected future profitability. We have provided valuation allowances of $15.1 million against certain foreign and state net operating loss carryforwards that are expected to expire prior to utilization.
We decided to repatriate certain current and prior year foreign earnings, which we have received in 2018 or will receive in the future, for which the provision impact (5.7%) has been included in the tabular rate reconciliation and in Other, net deferred tax liabilities ($8.2 million) above. No provision has been made for income taxes on the undistributed earnings of certain consolidated non-U.S. subsidiaries, primarily in Europe, of approximately $350 million as of December 31, 2018 as these amounts, consistent with our policy, continue to be indefinitely reinvested.
We made worldwide income tax payments of $46.5 million and received refunds of $29.9 million in 2018. We made worldwide income tax payments of $56.5 million and $50.3 million in 2017 and 2016, respectively, and received refunds of $6.7 million and $2.4 million in 2017 and 2016, respectively.
The Company records provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2018	2017	2016
Balance as of January 1,	$18.6	$7.9	$11.3
Increases as a result of positions taken during current year	1.3	9.2	0.3
Increases as a result of positions taken for prior years	1.1	1.8	1.2
Balance related to acquired businesses	—	—	—
Reductions for tax positions of prior years	(2.8)	(0.3)	—
Decreases as a result of lapse of statute of limitations	(0.2)	(0.2)	(4.2)
Decreases relating to settlements with taxing authorities	(1.4)	—	(0.3)
Other, net	0.1	0.2	(0.4)
Balance as of December 31,	$16.7	$18.6	$7.9
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2018 and 2017, we had $2.5 million and $3.9 million accrued for interest and penalties, respectively.

55 POLYONE CORPORATION

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur up to $1.2 million based on the outcome of tax examinations and the expiration of statutes of limitations.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be a benefit of $10.9 million.
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
Equity and Performance Incentive Plans
The PolyOne Corporation 2017 Equity and Incentive Compensation Plan reserved 2.5 million common shares for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). It is anticipated that all share-based grants and awards that are earned and exercised will be issued from PolyOne common shares that are held in treasury.
Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income (Loss). A summary of compensation expense by type of award follows:

(In millions)	2018	2017	2016
Stock appreciation rights	$4.4	$4.2	$3.3
Performance shares	0.6	0.6	—
Restricted stock units	5.9	5.3	4.4
Total share-based compensation	$10.9	$10.1	$7.7
Stock Appreciation Rights
During the years ended December 31, 2018, 2017 and 2016, the total number of SARs granted were 0.3 million, 0.5 million and 0.5 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2018, 2017 and 2016 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
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
The following is a summary of the weighted average assumptions related to the grants issued during 2018, 2017 and 2016:

	2018	2017	2016
Expected volatility	41.0%	41.0%	41.0%
Expected dividends	1.67%	1.58%	1.92%
Expected term (in years)	6.5	6.5	6.7
Risk-free rate	3.06%	2.72%	1.90%
Value of SARs granted	$14.82	$12.01	$8.29

56 POLYONE CORPORATION

A summary of SAR activity for 2018 is presented below:

Stock Appreciation Rights (In millions, except per share data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	1.8	$28.62	6.85	$27.0
Granted	0.3	41.89
Exercised	(0.3)	21.83
Forfeited or expired	—	37.31
Outstanding as of December 31, 2018	1.8	$32.14	6.77	$4.0
Vested and exercisable as of December 31, 2018	1.0	$28.83	5.67	$3.5
The total intrinsic value of SARs exercised during 2018, 2017 and 2016 was $6.5 million, $7.6 million and $2.8 million, respectively. As of December 31, 2018, there was $2.7 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 23 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2018, 2017 and 2016, the total number of RSUs granted were 0.2 million, 0.3 million and 0.2 million, respectively. These RSUs, which vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2018, 0.6 million RSUs remain unvested with a weighted-average grant date fair value of $34.80. Unrecognized compensation cost for RSUs at December 31, 2018 was $8.1 million, which is expected to be recognized over the weighted average remaining vesting period of 21 months.
Note 14 — SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs, along with related gains from insurance recoveries, and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate and eliminations.
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
Color, Additives and Inks
Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and eco-friendly solutions. When combined with polymer resins, our solutions help customers achieve differentiated

57 POLYONE CORPORATION

specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe and Asia.
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
Distribution
The Distribution business distributes more than 4,000 grades of engineering and commodity grade resins, including PolyOne-produced solutions, principally to the North American, Central American and Asian markets. These products are sold to over 6,500 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 25 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. Expansion in Central America and Asia have bolstered Distribution's ability to serve the specialized needs of customers globally.

58 POLYONE CORPORATION

Financial information by reportable segment is as follows:

Year Ended December 31, 2018 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Color, Additives and Inks	$1,040.6	$5.9	$1,046.5	$158.5	$44.3	$22.9	$1,235.1
Specialty Engineered Materials	593.6	52.2	645.8	72.3	23.2	25.2	596.2
Performance Products and Solutions	652.4	83.4	735.8	73.6	15.9	19.5	275.4
Distribution	1,246.8	18.6	1,265.4	71.5	0.7	0.1	249.0
Corporate and eliminations	—	(160.1)	(160.1)	(102.2)	4.4	8.3	367.6
Total	$3,533.4	$—	$3,533.4	$273.7	$88.5	$76.0	$2,723.3

Year Ended December 31, 2017 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Color, Additives and Inks	$877.7	$15.5	$893.2	$138.6	$41.2	$21.2	$1,146.8
Specialty Engineered Materials	574.8	49.5	624.3	75.5	21.1	23.4	545.1
Performance Products and Solutions	639.6	81.0	720.6	77.1	15.5	17.2	275.8
Distribution	1,137.8	16.8	1,154.6	72.6	0.8	0.5	250.9
Corporate and eliminations	—	(162.8)	(162.8)	(91.0)	4.2	9.3	486.7
Total	$3,229.9	$—	$3,229.9	$272.8	$82.8	$71.6	$2,705.3

Year Ended December 31, 2016 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Total Assets
Color, Additives and Inks	$778.9	$18.8	$797.7	$127.5	$40.2	$20.6	$923.8
Specialty Engineered Materials	516.4	49.4	565.8	81.1	18.3	19.4	542.8
Performance Products and Solutions	589.2	79.3	668.5	74.4	15.0	12.4	241.8
Distribution	1,054.1	16.9	1,071.0	68.2	0.7	0.2	207.0
Corporate and eliminations	—	(164.4)	(164.4)	(83.5)	4.0	13.0	386.5
Assets Held for Sale	—	—	—	—	25.8	18.6	433.9
Total	$2,938.6	$—	$2,938.6	$267.7	$104.0	$84.2	$2,735.8

59 POLYONE CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2018	2017	2016
Sales:
United States	$2,030.4	$1,910.8	$1,767.8
Europe	549.9	455.7	415.2
Canada	255.0	251.1	237.7
Asia	346.4	313.4	266.9
Mexico	331.7	279.8	233.7
South America	20.0	19.1	17.3
Total Sales	$3,533.4	$3,229.9	$2,938.6

Long lived assets:
United States	$290.0	$279.7	$268.3
Europe	116.4	97.0	86.6
Canada	10.7	8.2	7.2
Asia	58.9	56.2	44.6
Mexico	17.7	18.5	18.5
South America	1.7	2.0	1.1
Total Long lived assets	$495.4	$461.6	$426.3
Note 15 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. As of December 31, 2018, we had derivatives designated as net investment hedging and cash flow hedging instruments.
Net Investment Hedge
During October and December of 2018, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million Euros and which mature in March 2023. This effectively converts a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. That conversion resulted in a benefit of $2.0 million for the year ended December 31, 2018, which was recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. For the year ended December 31, 2018, a $2.0 million gain was recognized within translation adjustments in AOCI, net of tax.
Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these swap contracts as cash flow hedges pursuant to ASC 815, Derivatives and Hedging. For the year ended December 31, 2018, the amount of expense recognized within Interest expense, net in our Consolidated Statements of Income (Loss) was $0.3 million and $1.3 million of loss was recognized in AOCI, net of tax.
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

60 POLYONE CORPORATION

(In millions)	Balance Sheet Location	December 31, 2018	December 31, 2017
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$2.6	$—
Liabilities
Interest Rate Swap (Fair Value Hedge)	Other non-current liabilities	$1.7	$—
Note 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018 Quarters				2017 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth(6)	Third (7)	Second (8)	First (9)
Sales	$834.0	$883.0	$914.8	$901.6	$800.6	$818.5	$814.1	$796.7
Gross Margin	165.0	184.9	196.5	198.5	169.3	179.5	187.9	182.2
Operating income	47.0	70.5	77.4	78.8	47.1	65.7	78.0	82.0
Net income from continuing operations	11.4	50.2	51.5	47.7	35.5	40.2	49.6	48.3
Net income from continuing operations attributable to PolyOne shareholders	$11.6	$50.2	$51.6	$47.7	$35.4	$40.2	$49.6	$48.3

Net income from continuing operations per common share attributable to PolyOne common shareholders: (1)
Basic earnings per share	$0.15	$0.63	$0.65	$0.59	$0.44	$0.50	$0.61	$0.58
Diluted earnings per share	$0.15	$0.62	$0.64	$0.59	$0.43	$0.49	$0.60	$0.58

(1)
Per share amounts for the quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of differences in the average shares outstanding during each period.

(2)
Included for the fourth quarter 2018 are: 1) mark-to-market pension and other post-retirement charge of $15.6 million, 2) environmental remediation costs of $3.9 million and 3) acquisition related costs and adjustments of $2.0 million.

(3)	Included for the third quarter 2018 are: 1) environmental remediation costs of $7.5 million and 2) a gain related to the reimbursement of previously incurred environmental costs of $1.5 million.

(4)
Included for the second quarter 2018 are: 1) environmental remediation costs of $8.7 million, 2) acquisition related costs and adjustments of $1.9 million and 3) a gain related to the reimbursement of previously incurred environmental costs of $1.6 million.

(5)	Included for the first quarter 2018 are: 1) environmental remediation costs of $3.1 million and 2) acquisition related costs and adjustments of $1.9 million.

(6)
Included for the fourth quarter 2017 are: 1) tax adjustments primarily associated with the Tax Cuts and Jobs Act of $10.7 million and 2) a mark-to-market pension and other post-retirement charge of $3.3 million.

(7)
Included for the third quarter 2017 are: 1) acquisition related costs and adjustments of $2.6 million, 2) environmental remediation costs of $4.9 million and 3) a gain related to the reimbursement of previously incurred environmental costs of $2.5 million.

(8)	Included for the second quarter 2017 are: 1) environmental remediation costs of $5.0 million and 2) a gain related to the reimbursement of previously incurred environmental costs of $3.8 million.

(9)	Included for the first quarter 2017 are environmental remediation costs of $2.2 million.

Note 17 — SUBSEQUENT EVENTS
On January 2, 2019, the Company completed the acquisition of Fiber-Line for $120.2 million, subject to a working capital adjustment and contingent earn-out consideration over a two-year period. The Fiber-Line results will be reported in the Specialty Engineered Materials segment.

61 POLYONE CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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

2.
Under the supervision of and with participation of PolyOne’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2018. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2018, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 31 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

62 POLYONE CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2019 Annual Meeting of Shareholders (2019 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2019 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2019 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2019 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,797,702	$32.14	2,020,629
Equity compensation plans not approved by security holders	—	—	—
Total	1,797,702	$32.14	2,020,629

(1)
In addition to options, warrants and rights, the PolyOne Corporation 2017 Equity and Incentive Compensation Plan (the 2017 EICP) authorizes the issuance of restricted stock, RSUs, performance shares and awards to Non-Employee Directors. The 2017 EICP limits the total number of shares that may be issued as one or more of these types of awards to 2.5 million.

The information regarding security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2019 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2019 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2019 Proxy Statement.

63 POLYONE CORPORATION

PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits:

64 POLYONE CORPORATION

Exhibit No.	Exhibit Description
2.1†
Asset Purchase Agreement, dated as of March 25, 2013, by and between PolyOne Corporation and Mexichem Specialty Resins Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 27, 2013, SEC File No. 1-16091)

2.2†
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
4.1
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

10.1
Second Amended and Restated Credit Agreement, dated February 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.2
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.3
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2016, SEC File No. 16091)

10.4
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.5
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.6
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-16091)

10.7
Amendment Agreement No. 5, dated April 11, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, SEC File No. 1-16091)

10.8
Amendment Agreement No. 6, dated November  9, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 1-16091)

10.9+
Form of 2011 Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091)

10.10+
Amended and Restated PolyOne Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.11+
Amended and Restated PolyOne Senior Executive Annual Incentive Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.12+	PolyOne 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)
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

10.17+**	Schedule of Executive Officers with Management Continuity Agreements
10.18+
PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC file No. 1-16091)

10.19
Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

10.20+
Executive Severance Plan, as amended and restated effective May 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

10.21+
Form of 2012 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 1-16091)

10.22+
Form of 2013 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.23+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10.24+
Form of 2014 Award Agreement under the PolyOne Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**
Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Bradley C. Richardson, Executive Vice President and Chief Financial Officer
101 .INS**	XBRL Instance Document
101 .SCH**	XBRL Taxonomy Extension Schema Document
101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101 .LAB**	XBRL Taxonomy Extension Label Linkbase Document
101 .PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101 .DEF**	XBRL Taxonomy Definition Linkbase Document

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 19, 2019	BY:	/S/ BRADLEY C. RICHARDSON
Bradley C. Richardson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Date: February 19, 2019
Robert M. Patterson

/S/ BRADLEY C. RICHARDSON	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 19, 2019
Bradley C. Richardson

/S/ ROBERT E. ABERNATHY	Director	Date: February 19, 2019
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director	Date: February 19, 2019
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	Date: February 19, 2019
Gregory J. Goff

/S/ WILLIAM R. JELLISON	Director	Date: February 19, 2019
William R. Jellison

/S/ SANDRA BEACH LIN	Director	Date: February 19, 2019
Sandra Beach Lin

/S/ KIM ANN MINK	Director	Date: February 19, 2019
Kim Ann Mink

/S/ WILLIAM H. POWELL	Director	Date: February 19, 2019
William H. Powell

/S/ KERRY J. PREETE	Director	Date: February 19, 2019
Kerry J. Preete

/S/ WILLIAM A. WULFSOHN	Director	Date: February 19, 2019
William A. Wulfsohn

67 POLYONE CORPORATION