Form 10-Q
period 2019-03-31
POLYONE CORP
filed 2019-04-17
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of March 31, 2019 was 77,815,154.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Sales	$899.9	$901.6
Cost of sales	703.6	703.1
Gross margin	196.3	198.5
Selling and administrative expense	128.0	119.7
Operating income	68.3	78.8
Interest expense, net	(15.9)	(15.5)
Other income, net	0.2	1.1
Income from continuing operations before income taxes	52.6	64.4
Income tax expense	(14.3)	(16.7)
Net income from continuing operations	38.3	47.7
Loss from discontinued operations, net of income taxes	—	(0.8)
Net income	$38.3	$46.9
Net income attributable to noncontrolling interests	(0.1)	—
Net income attributable to PolyOne common shareholders	$38.2	$46.9

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.49	$0.59
Discontinued operations	—	(0.01)
Total	$0.49	$0.58
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.49	$0.59
Discontinued operations	—	(0.01)
Total	$0.49	$0.58

Weighted-average shares used to compute earnings per common share:
Basic	77.8	80.4
Plus dilutive impact of share-based compensation	0.4	0.9
Diluted	78.2	81.3

Anti-dilutive shares not included in diluted common shares outstanding	0.9	0.1

Cash dividends declared per share of common stock	$0.195	$0.175
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income	$38.3	$46.9
Other comprehensive income, net of tax
Translation adjustments and related hedging instruments	4.2	10.6
Cash flow hedges	(1.0)	—
Total comprehensive income	41.5	57.5
Comprehensive income attributable to noncontrolling interests	(0.1)	—
Comprehensive income attributable to PolyOne common shareholders	$41.4	$57.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$108.3	$170.9
Accounts receivable, net	480.2	413.4
Inventories, net	374.9	344.7
Other current assets	71.3	69.8
Total current assets	1,034.7	998.8
Property, net	497.1	495.4
Goodwill	705.5	650.3
Intangible assets, net	492.4	423.4
Operating lease assets, net	76.6	—
Other non-current assets	155.5	155.4
Total assets	$2,961.8	$2,723.3

Liabilities and Equity
Current liabilities:
Short-term and current portion of long-term debt	$19.0	$19.4
Accounts payable	407.2	399.0
Current operating lease obligations	23.2	—
Accrued expenses and other current liabilities	120.9	139.2
Total current liabilities	570.3	557.6
Non-current liabilities:
Long-term debt	1,440.7	1,336.2
Pension and other post-retirement benefits	54.0	54.3
Non-current operating lease obligations	53.4	—
Other non-current liabilities	274.5	234.6
Total non-current liabilities	1,822.6	1,625.1
Equity:
PolyOne shareholders’ equity	568.2	540.0
Noncontrolling interests	0.7	0.6
Total equity	568.9	540.6
Total liabilities and equity	$2,961.8	$2,723.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$38.3	$46.9
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	23.3	22.4
Share-based compensation expense	2.5	2.7
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(53.0)	(82.4)
(Increase) decrease in inventories	(12.0)	17.0
Increase in accounts payable	1.2	16.6
Decrease in pension and other post-retirement benefits	(1.9)	(2.3)
(Decrease) increase in accrued expenses and other assets and liabilities, net	(23.1)	5.8
Net cash (used) provided by operating activities	(24.7)	26.7
Investing Activities
Capital expenditures	(9.9)	(12.9)
Business acquisitions, net of cash acquired	(119.6)	(73.0)
Sale of and proceeds from other assets	1.6	—
Net cash used by investing activities	(127.9)	(85.9)
Financing Activities
Borrowings under credit facilities	374.7	286.6
Repayments under credit facilities	(269.2)	(249.1)
Purchase of common shares for treasury	—	(42.2)
Cash dividends paid	(15.6)	(14.2)
Repayment of long-term debt	(1.6)	(1.6)
Payments of withholding tax on share awards	(1.3)	(1.6)
Net cash provided (used) by financing activities	87.0	(22.1)
Effect of exchange rate changes on cash	3.0	3.2
Decrease in cash and cash equivalents	(62.6)	(78.1)
Cash and cash equivalents at beginning of period	170.9	243.6
Cash and cash equivalents at end of period	$108.3	$165.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2019	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income					38.2			38.2	0.1	38.3
Other comprehensive gain							3.2	3.2		3.2
Cash dividends declared					(14.8)			(14.8)		(14.8)
Repurchase of common shares								—		—
Share-based compensation and exercise of awards		0.1		0.5		1.1		1.6		1.6
Balance at March 31, 2019	122.2	(44.4)	$1.2	$1,167.4	$496.3	$(1,017.6)	$(79.1)	$568.2	$0.7	$568.9

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2018	122.2	(41.3)	$1.2	$1,161.5	$387.1	$(898.3)	$(53.0)	$598.5	$0.9	$599.4
Net income					46.9			46.9		46.9
Other comprehensive gain							10.6	10.6		10.6
Cash dividends declared					(14.0)			(14.0)		(14.0)
Repurchase of common shares		(1.0)				(42.2)		(42.2)		(42.2)
Share-based compensation and exercise of awards		0.1		0.2		1.2		1.4		1.4
Other					(16.6)		(0.4)	(17.0)		(17.0)
Balance at March 31, 2018	122.2	(42.2)	$1.2	$1,161.7	$403.4	$(939.3)	$(42.8)	$584.2	$0.9	$585.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2018 of PolyOne Corporation. When used in this quarterly report on Form 10-Q, the terms “we,” “us,” “our,” “PolyOne” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2019.
Accounting Standards Adopted
On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842, Leases. ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements.
We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 4, Leasing Arrangements. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of $72.3 million and $76.6 million as of January 1, 2019 and March 31, 2019, respectively. We elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. Additionally, we elected to not use hindsight to determine lease terms and to not separate non-lease components within our lease portfolio. For additional disclosure and detail, see Note 4, Leasing Arrangements.
Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model (CECL) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020, including the interim periods in the year. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
Note 2 — BUSINESS COMBINATIONS
On January 2, 2019, the Company acquired Fiber-Line, LLC (Fiber-Line), a global leader in polymer coated engineered fibers and composite materials, for total consideration of $152.7 million, net of cash acquired and inclusive of contingent consideration. The contingent consideration is calculated over a two-year period where each year's earnings before interest, taxes, depreciation, and amortization (EBITDA) must exceed "baseline EBITDA." Fiber-Line's results are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation resulted in intangible assets of $77.4 million, goodwill of $55.1 million, and net working capital of $26.0 million. A portion of the goodwill is deductible for U.S. federal income tax purposes. The intangible assets that have been acquired are being amortized over a period of five to 20 years. Fiber-Line's sales included in the Company's results for the three months ended March 31, 2019 were $26.8 million.

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2019 and December 31, 2018 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2018	$188.9	$448.6	$11.2	$1.6	$650.3
Acquisition of businesses	55.9	—	—	—	55.9
Currency translation	(0.2)	(0.5)	—	—	(0.7)
Balance March 31, 2019	$244.6	$448.1	$11.2	$1.6	$705.5
Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$290.7	$(79.3)	$(1.1)	$210.3
Patents, technology and other	253.2	(70.1)	(1.3)	181.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$644.2	$(149.4)	$(2.4)	$492.4

	As of December 31, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$278.4	$(75.0)	$(0.7)	$202.7
Patents, technology and other	188.1	(66.8)	(0.9)	120.4
Indefinite-lived trade names	100.3	—	—	100.3
Total	$566.8	$(141.8)	$(1.6)	$423.4
Note 4 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment under operating leases. The majority of our leases are operating leases. Finance leases are immaterial to our condensed consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease assets, net, Current operating lease obligations, and Non-current operating lease obligations, respectively, on the Condensed Consolidated Balance Sheet.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Condensed Consolidated Statements of Income were as follows:

(In millions)	Condensed Consolidated Statements of Income Location	Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	Cost of sales	$3.4
Operating lease cost	Selling and administrative expense	2.7
Other(1)	Selling and administrative expense	0.7
Total operating lease cost		$6.8
(1) Other lease costs include short-term lease costs and variable lease costs
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2019 was 4.3 years.

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of March 31, 2019 was 5.7%.
Maturity Analysis of Lease Liabilities:

As of March 31, 2019
(In millions)	Operating Leases
2019	$19.9
2020	22.3
2021	14.2
2022	10.1
2023	7.5
Thereafter	8.9
Total lease payments	$82.9
Less amount of lease payment representing interest	(6.3)
Total present value of lease payments	$76.6

As of December 31, 2018
(In millions)	Operating Leases
2019	$24.5
2020	20.4
2021	12.4
2022	8.5
2023	5.8
Thereafter	9.0
Total	$80.6
Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of March 31, 2019	As of December 31, 2018
Finished products	$224.2	$204.3
Work in process	8.6	6.9
Raw materials and supplies	142.1	133.5
Inventories, net	$374.9	$344.7
Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of March 31, 2019	As of December 31, 2018
Land and land improvements	$48.6	$48.8
Buildings	318.8	316.5
Machinery and equipment	1,085.5	1,082.2
Property, gross	1,452.9	1,447.5
Less accumulated depreciation and amortization	(955.8)	(952.1)
Property, net	$497.1	$495.4
Note 7 — INCOME TAXES
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of foreign corporate subsidiaries that were at least ten-percent owned by such U.S. companies and that were previously deferred from

U.S. taxation.
The TCJA exempts from U.S. federal income taxation dividends from certain foreign corporations to their U.S. shareholders, eliminates or reduces the effect of various federal tax deductions and creates new taxes on certain outbound payments and future foreign earnings generated after 2017.
We have elected to recognize the resulting tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred and we have included a provisional estimate for GILTI in our estimated annual effective tax rate.
During the three months ended March 31, 2019, the Company’s effective tax rate of 27.2% was above the Company's federal statutory rate of 21.0% primarily due to state taxes (2.3%), GILTI tax (0.6%), unfavorable tax effects of foreign valuation allowances (2.6%), and certain other non-deductible items (4.9%), which were partially offset by lower statutory tax rate differences on foreign earnings.
During the three months ended March 31, 2018, no measurement period adjustment was recognized as we finalized the accounting for the enactment-date effect of the TCJA. The Company’s effective tax rate of 25.9% for this period was above the Company's U.S. federal statutory rate of 21.0%. This was primarily due to state taxes (1.9%), foreign withholding tax liability associated with the repatriation of certain foreign earnings (5.3%) and contemplation of GILTI to our current year operations (1.5%), which were partially offset by lower statutory tax rate differences on foreign earnings.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2019 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$225.7	$—	$225.7	3.72%
Senior secured term loan due 2026	629.4	10.8	618.6	4.25%
5.25% senior notes due 2023	600.0	4.5	595.5	5.25%
Other debt	19.9	—	19.9
Total debt	$1,475.0	$15.3	$1,459.7
Less short-term and current portion of long-term debt	19.0	—	19.0
Total long-term debt, net of current portion	$1,456.0	$15.3	$1,440.7

As of December 31, 2018 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$120.1	$—	$120.1	3.35%
Senior secured term loan due 2026	631.0	11.2	619.8	3.80%
5.25% senior notes due 2023	600.0	5.0	595.0	5.25%
Other debt	20.7	—	20.7
Total debt	$1,371.8	$16.2	$1,355.6
Less short-term and current portion of long-term debt	19.4	—	19.4
Total long-term debt, net of current portion	$1,352.4	$16.2	$1,336.2
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2019, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at March 31, 2019 and December 31, 2018 was $1,475.2 million and $1,316.8 million, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

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
Segment information for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$262.1	$263.3	$39.5	$269.1	$270.9	$42.1
Specialty Engineered Materials	175.8	189.9	21.3	150.7	163.1	20.1
Performance Products and Solutions	149.3	169.8	15.2	170.6	191.0	22.7
Distribution	312.7	317.3	19.5	311.2	315.5	18.2
Corporate and eliminations	—	(40.4)	(27.2)	—	(38.9)	(24.3)
Total	$899.9	$899.9	$68.3	$901.6	$901.6	$78.8

	Total Assets
(In millions)	As of March 31, 2019	As of December 31, 2018
Color, Additives and Inks	$1,273.8	$1,235.1
Specialty Engineered Materials	800.3	596.2
Performance Products and Solutions	285.3	275.4
Distribution	278.3	249.0
Corporate and eliminations	324.1	367.6
Total assets	$2,961.8	$2,723.3
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
Since 2009, PolyOne, along with respondents Westlake Vinyls, Inc., and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In March 2019, the USEPA and respondents began circulating, for execution, an Administrative Settlement Agreement and Order on Consent for Remedial Design to conduct the remedial design. Our current reserve of $103.2 million is consistent with the USEPA's estimates contained in the ROD.
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
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA, and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a ROD selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to conduct the remedial design for the lower eight-mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue into at least 2020. On June 30, 2018, OCC, independent of the USEPA, filed suit over 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of March 31, 2019, we have not accrued for costs of remediation related to the lower Passaic River.
During the three months ended March 31, 2019 and 2018, PolyOne recognized $2.1 million and $3.1 million, respectively, of expense related to environmental remediation costs. During the three months ended March 31, 2018, PolyOne received $0.7 million of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $113.3 million and $114.1 million as of March 31, 2019 and December 31, 2018, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2019. However, such additional costs, if any, cannot be currently estimated.
Note 11 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. In accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, that ongoing assessment will be done qualitatively for highly effective relationships.
Net Investment Hedge
During October and December of 2018, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million Euros and which mature in March 2023. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. That conversion resulted in a benefit of $2.1 million for the three months ended March 31, 2019, which was recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three months ended March 31, 2019, a $4.6 million gain was recognized within translation adjustments in AOCI, net of tax.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these swap contracts as cash flow hedges pursuant to ASC 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.1 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, $1.0 million of loss was recognized in AOCI, net of tax.
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

(In millions)	Balance Sheet Location	As of March 31, 2019	As of December 31, 2018
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$8.9	$2.6
Liabilities
Interest Rate Swap (Fair Value Hedge)	Other non-current liabilities	$3.1	$1.7

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Sales	$899.9	$901.6

Operating income	$68.3	$78.8

Net income from continuing operations	$38.3	$47.7
Loss from discontinued operations, net of income taxes	—	(0.8)
Net income	$38.3	$46.9

Net income attributable to PolyOne common shareholders	$38.2	$46.9
Recent Developments
On January 2, 2019, the Company acquired Fiber-Line, LLC (Fiber-Line), a global leader in polymer coated engineered fibers and composite materials, for total consideration of $152.7 million, net of cash acquired and inclusive of contingent consideration. The contingent consideration is calculated over a two-year period where each year's earnings before interest, taxes, depreciation, and amortization (EBITDA) must exceed "baseline EBITDA." Fiber-Line's results are reported in the Specialty Engineered Materials segment. Fiber-Line is expected to add approximately $100 million to the Company's total sales on an annual basis.

Results of Operations — The three months ended March 31, 2019 compared to three months ended March 31, 2018:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2019	2018	Change	% Change
Sales	$899.9	$901.6	$(1.7)	(0.2)%
Cost of sales	703.6	703.1	(0.5)	(0.1)%
Gross margin	196.3	198.5	(2.2)	(1.1)%
Selling and administrative expense	128.0	119.7	(8.3)	(6.9)%
Operating income	68.3	78.8	(10.5)	(13.3)%
Interest expense, net	(15.9)	(15.5)	(0.4)	(2.6)%
Other income, net	0.2	1.1	(0.9)	(81.8)%
Income from continuing operations before income taxes	52.6	64.4	(11.8)	(18.3)%
Income tax expense	(14.3)	(16.7)	2.4	14.4%
Net income from continuing operations	38.3	47.7	(9.4)	(19.7)%
Loss from discontinued operations, net of income taxes	—	(0.8)	0.8	nm
Net income	38.3	46.9	(8.6)	(18.3)%
Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	nm
Net income attributable to PolyOne common shareholders	$38.2	$46.9	$(8.7)	(18.6)%

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.49	$0.59
Discontinued operations	—	(0.01)
Total	$0.49	$0.58
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.49	$0.59
Discontinued operations	—	(0.01)
Total	$0.49	$0.58
nm - not meaningful
Sales
Sales decreased $1.7 million, or 0.2%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The impact from acquisitions was more than offset by unfavorable foreign exchange and weakness in certain end markets, including a decline in automotive related sales in China and Europe, and construction related sales in North America.
Cost of sales
As a percent of sales, cost of sales of 78.2% in the three months ended March 31, 2019 was consistent with 78.0% in the three months ended March 31, 2018.
Selling and administrative expense
Selling and administrative expense increased $8.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily driven by costs associated with acquired businesses, partially offset by favorable foreign exchange.
Income taxes
During the three months ended March 31, 2019, the Company’s effective tax rate was 27.2% versus 25.9% for the three months ended March 31, 2018. The income tax rate increased primarily due to the unfavorable tax effects of foreign valuation allowances and certain other non-deductible items for the three months ended March 31, 2019. Partially offsetting these items was the absence, in 2019, of foreign withholding tax on repatriation of certain foreign earnings that the Company incurred in the three months ended March 31, 2018.

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
PolyOne has four reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; (3) Performance Products and Solutions; and (4) Distribution. Our segments are further discussed in Note 9, Segment Information, to the accompanying condensed consolidated financial statements.
Sales and Operating Income — The three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2019	2018	Change	% Change
Sales:
Color, Additives and Inks	$263.3	$270.9	$(7.6)	(2.8)%
Specialty Engineered Materials	189.9	163.1	26.8	16.4%
Performance Products and Solutions	169.8	191.0	(21.2)	(11.1)%
Distribution	317.3	315.5	1.8	0.6%
Corporate and eliminations	(40.4)	(38.9)	(1.5)	(3.9)%
Total Sales	$899.9	$901.6	$(1.7)	(0.2)%

Operating income:
Color, Additives and Inks	$39.5	$42.1	$(2.6)	(6.2)%
Specialty Engineered Materials	21.3	20.1	1.2	6.0%
Performance Products and Solutions	15.2	22.7	(7.5)	(33.0)%
Distribution	19.5	18.2	1.3	7.1%
Corporate and eliminations	(27.2)	(24.3)	(2.9)	(11.9)%
Total Operating Income	$68.3	$78.8	$(10.5)	(13.3)%

Operating income as a percentage of sales:
Color, Additives and Inks	15.0%	15.5%	(0.5)	% points
Specialty Engineered Materials	11.2%	12.3%	(1.1)	% points
Performance Products and Solutions	9.0%	11.9%	(2.9)	% points
Distribution	6.1%	5.8%	0.3	% points
Total	7.6%	8.7%	(1.1)	% points
Color, Additives and Inks
Sales decreased by $7.6 million, or 2.8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Organic growth of 1.1% included gains in packaging and sustainable solutions that were partially offset by weakness in China and Europe automotive end markets. Unfavorable foreign exchange reduced sales 3.9%.
Operating income decreased $2.6 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 as the benefit of higher organic sales was more than offset by unfavorable foreign exchange and the noted softness in China and Europe automotive end markets.

Specialty Engineered Materials
Sales increased $26.8 million, or 16.4%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, largely driven by the impact from acquisitions of 19.2% and organic growth in the composites business. These gains were partially offset by unfavorable foreign exchange of 3.7% and lower sales in the automotive end markets in China and Europe.
Operating income increased $1.2 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 as a result of acquisitions, partially offset by unfavorable foreign exchange and the impact of China and Europe due to weakness in automotive end markets.
Performance Products and Solutions
Sales decreased $21.2 million, or 11.1%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, largely driven by lower demand in the North America building and construction end market.
Operating income decreased $7.5 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to lower sales.
Distribution
Sales increased $1.8 million, or 0.6%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to improved mix.
Operating income increased $1.3 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, as a result of slightly improved mix and pricing.
Corporate and Eliminations
Corporate and eliminations increased $2.9 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily as a result of costs incurred for acquisitions.
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
The following table summarizes our liquidity as of March 31, 2019 and December 31, 2018:

(In millions)	As of March 31, 2019	As of December 31, 2018
Cash and cash equivalents	$108.3	$170.9
Revolving credit availability	174.1	280.7
Liquidity	$282.4	$451.6
As of March 31, 2019, approximately 91% of the Company’s cash and cash equivalents resided outside the United States.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.
Operating Activities — In the three months ended March 31, 2019, net cash used by operating activities was $24.7 million as compared to net cash provided by operating activities of $26.7 million for the three months ended March 31, 2018, primarily due to higher working capital in 2019 and a receipt of $27.9 million of U.S. federal income tax refunds in 2018.

Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the three months ended March 31, 2019 increased to 11.0% compared to 10.6% for the three months ended March 31, 2018. This working capital percentage increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2019 of $127.9 million primarily reflects $119.6 million for the acquisition of Fiber-Line and $9.9 million of capital expenditures.
Net cash used by investing activities during the three months ended March 31, 2018 of $85.9 million reflects $73.0 million for the acquisition of IQAP Masterbatch Group S.L. and $12.9 million of capital expenditures.
Financing Activities — Net cash provided by financing activities for the three months ended March 31, 2019 of $87.0 million primarily reflects net borrowings of $105.5 million under our senior secured revolving credit facility, offset by$15.6 million of dividends paid.
Net cash used by financing activities for the three months ended March 31, 2018 of $22.1 million reflects $42.2 million of repurchases of our outstanding common shares and $14.2 million of dividends paid, offset by net borrowings of $37.5 million under our senior secured revolving credit facility.
Debt
As of March 31, 2019, the principal amount of debt totaled $1,475.0 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2019	$16.9
2020	8.2
2021	7.6
2022	232.9
2023	607.0
Thereafter	602.4
Aggregate maturities	$1,475.0
As of March 31, 2019, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2019, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial condition, performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings and environmental liabilities; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:

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

•
an inability to achieve or delays in achieving or achievement of less than anticipated financial benefit from initiatives related to acquisition and integration, working capital reductions, cost reductions and employee productivity goals;

•	our ability to pay regular cash dividends and the amounts and timing of any future dividends;

•	our ability to identify and evaluate acquisition targets and consummate and integrate acquisitions;

•	information systems failures and cyberattacks; and

•	other factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 under Item 1A, “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in internal control over financial reporting
During the quarter ended March 31, 2019, we adopted Accounting Standards Codification 842, Leases. This adoption resulted in modifications to several processes and changes in our information technology systems, which materially affected our internal control over financial reporting.

There were no other changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	3,107,472
February 1 to February 28	—	—	—	3,107,472
March 1 to March 31	—	—	—	3,107,472
Total	—	$—	—
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million and 13.2 million, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million to 10.0 million. As of March 31, 2019, approximately 3.1 million shares remain available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
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

April 17, 2019	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer