Form 10-Q
period 2019-06-30
POLYONE CORP
filed 2019-07-25
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

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
________________________________________________
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.01 per share	POL	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒    Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of June 30, 2019 was 76,870,558.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$903.8	$914.8	$1,803.7	$1,816.4
Cost of sales	698.3	718.3	1,401.9	1,421.4
Gross margin	205.5	196.5	401.8	395.0
Selling and administrative expense	133.9	119.1	261.9	238.8
Operating income	71.6	77.4	139.9	156.2
Interest expense, net	(16.2)	(16.1)	(32.1)	(31.6)
Debt extinguishment costs	—	(0.1)	—	(0.1)
Other income, net	0.8	0.4	1.0	1.5
Income from continuing operations before income taxes	56.2	61.6	108.8	126.0
Income tax expense	(14.1)	(10.1)	(28.4)	(26.8)
Net income from continuing operations	42.1	51.5	80.4	99.2
Loss from discontinued operations, net of income taxes	—	(0.3)	—	(1.1)
Net income	$42.1	$51.2	$80.4	$98.1
Net loss (income) attributable to noncontrolling interests	—	0.1	(0.1)	0.1
Net income attributable to PolyOne common shareholders	$42.1	$51.3	$80.3	$98.2

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.54	$0.65	$1.04	$1.24
Discontinued operations	—	(0.01)	—	(0.02)
Total	$0.54	$0.64	$1.04	$1.22
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.54	$0.64	$1.03	$1.23
Discontinued operations	—	(0.01)	—	(0.02)
Total	$0.54	$0.63	$1.03	$1.21

Weighted-average shares used to compute earnings per common share:
Basic	77.3	79.9	77.5	80.2
Plus dilutive impact of share-based compensation	0.4	0.9	0.5	0.8
Diluted	77.7	80.8	78.0	81.0

Anti-dilutive shares not included in diluted common shares outstanding	0.8	—	0.9	0.1

Cash dividends declared per share of common stock	$0.195	$0.175	$0.390	$0.350
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$42.1	$51.2	$80.4	$98.1
Other comprehensive income, net of tax
Translation adjustments and related hedging instruments	1.6	(26.8)	5.8	(16.2)
Cash flow hedges	(1.9)	—	(2.9)	—
Total comprehensive income	41.8	24.4	83.3	81.9
Comprehensive loss (income) attributable to noncontrolling interests	—	0.1	(0.1)	0.1
Comprehensive income attributable to PolyOne common shareholders	$41.8	$24.5	$83.2	$82.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$125.5	$170.9
Accounts receivable, net	473.8	413.4
Inventories, net	353.3	344.7
Other current assets	67.2	69.8
Total current assets	1,019.8	998.8
Property, net	498.5	495.4
Goodwill	696.9	650.3
Intangible assets, net	485.7	423.4
Operating lease assets, net	73.7	—
Other non-current assets	156.0	155.4
Total assets	$2,930.6	$2,723.3

Liabilities and Equity
Current liabilities:
Short-term and current portion of long-term debt	$18.7	$19.4
Accounts payable	398.0	399.0
Current operating lease obligations	23.1	—
Accrued expenses and other current liabilities	167.5	139.2
Total current liabilities	607.3	557.6
Non-current liabilities:
Long-term debt	1,392.5	1,336.2
Pension and other post-retirement benefits	53.8	54.3
Non-current operating lease obligations	50.6	—
Other non-current liabilities	255.3	234.6
Total non-current liabilities	1,752.2	1,625.1
Equity:
PolyOne shareholders’ equity	570.4	540.0
Noncontrolling interests	0.7	0.6
Total equity	571.1	540.6
Total liabilities and equity	$2,930.6	$2,723.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$80.4	$98.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.9	45.0
Debt extinguishment costs	—	0.1
Share-based compensation expense	5.7	5.5
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(46.1)	(87.0)
Decrease in inventories	9.6	15.5
(Decrease) increase in accounts payable	(8.2)	34.0
Decrease in pension and other post-retirement benefits	(4.0)	(5.0)
Increase in accrued expenses and other assets and liabilities, net	15.1	2.7
Net cash provided by operating activities	99.4	108.9
Investing Activities
Capital expenditures	(26.5)	(31.5)
Business acquisitions, net of cash acquired	(119.6)	(98.6)
Sale of and proceeds from other assets	3.9	—
Net cash used by investing activities	(142.2)	(130.1)
Financing Activities
Borrowings under credit facilities	607.4	552.8
Repayments under credit facilities	(548.9)	(535.9)
Purchase of common shares for treasury	(26.9)	(45.3)
Cash dividends paid	(30.7)	(28.2)
Repayment of long-term debt	(3.3)	(3.3)
Payments of withholding tax on share awards	(1.9)	(2.4)
Debt financing costs	(0.2)	(0.5)
Net cash used by financing activities	(4.5)	(62.8)
Effect of exchange rate changes on cash	1.9	(1.0)
Decrease in cash and cash equivalents	(45.4)	(85.0)
Cash and cash equivalents at beginning of period	170.9	243.6
Cash and cash equivalents at end of period	$125.5	$158.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2019	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income					38.2			38.2	0.1	38.3
Other comprehensive gain							3.2	3.2		3.2
Cash dividends declared					(14.8)			(14.8)		(14.8)
Repurchase of common shares								—		—
Share-based compensation and exercise of awards		0.1		0.5		1.1		1.6		1.6
Balance at March 31, 2019	122.2	(44.4)	$1.2	$1,167.4	$496.3	$(1,017.6)	$(79.1)	$568.2	$0.7	$568.9
Net income					42.1			42.1		42.1
Other comprehensive gain							(0.3)	(0.3)		(0.3)
Cash dividends declared					(15.2)			(15.2)		(15.2)
Repurchase of common shares		(1.0)				(26.9)		(26.9)		(26.9)
Share-based compensation and exercise of awards		0.1		1.8		0.7		2.5		2.5
Balance at June 30, 2019	122.2	(45.3)	$1.2	$1,169.2	$523.2	$(1,043.8)	$(79.4)	$570.4	$0.7	$571.1

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2018	122.2	(41.3)	$1.2	$1,161.5	$387.1	$(898.3)	$(53.0)	$598.5	$0.9	$599.4
Net income					46.9			46.9		46.9
Other comprehensive gain							10.6	10.6		10.6
Cash dividends declared					(14.0)			(14.0)		(14.0)
Repurchase of common shares		(1.0)				(42.2)		(42.2)		(42.2)
Share-based compensation and exercise of awards		0.1		0.2		1.2		1.4		1.4
Other					(16.6)		(0.4)	(17.0)		(17.0)
Balance at March 31, 2018	122.2	(42.2)	$1.2	$1,161.7	$403.4	$(939.3)	$(42.8)	$584.2	$0.9	$585.1
Net income					51.3			51.3	(0.1)	51.2
Other comprehensive loss							(26.8)	(26.8)		(26.8)
Cash dividends declared					(13.9)			(13.9)		(13.9)
Repurchase of common shares		(0.1)				(3.1)		(3.1)		(3.1)
Share-based compensation and exercise of awards				1.8		0.4		2.2		2.2
Balance at June 30, 2018	122.2	(42.3)	$1.2	$1,163.5	$440.8	$(942.0)	$(69.6)	$593.9	$0.8	$594.7
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
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2019.
Accounting Standards Adopted
On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements.
We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 4, Leasing Arrangements. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of $72.3 million and $73.7 million as of January 1, 2019 and June 30, 2019, respectively. We elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. Additionally, we elected to not use hindsight to determine lease terms and to not separate non-lease components within our lease portfolio. For additional disclosure and detail, see Note 4, Leasing Arrangements.
Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss (CECL) model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020, including the interim periods in the year. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on the consolidated financial statements and related disclosures.
Note 2 — BUSINESS COMBINATIONS
On January 2, 2019, the Company acquired Fiber-Line, LLC (Fiber-Line), a global leader in polymer coated engineered fibers and composite materials, for total consideration of $152.7 million, net of cash acquired and inclusive of contingent consideration. Fiber-Line's results are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation resulted in intangible assets of $77.4 million, goodwill of $46.0 million, and net working capital of $26.0 million. A portion of the goodwill is deductible for U.S. federal income tax purposes. The definite-lived intangible assets that have been acquired are being amortized over a period of five to 20 years. Fiber-Line's sales included in the Company's results for the three and six months ended June 30, 2019 were $29.1 million and $55.9, respectively.
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line involve contingent consideration that includes earnouts payable over periods of up to two years in the event that certain operating results are achieved. The PlastiComp earnout has a ceiling of $35 million. The Fiber-Line earnout is based on two annual earnout periods, with the second earnout period target based on year-one results. We estimate the total earnout payment for Fiber-Line to be in the range of $40 to $60 million. The earnouts are considered Level 3 under the fair value hierarchy as the fair value is based on unobservable inputs, which require PolyOne to develop its own assumptions. The earnouts are valued each quarter using Monte Carlo simulation analyses in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. As of June 30, 2019, we had recorded a total of $62.2 million of contingent liabilities for both acquisitions, of which $29.5 million was reflected within Accrued expenses and other current liabilities and $32.7 million was reflected within Other non-current liabilities on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2019, the Company recorded a charge of $10.7 million associated with the earnouts within Selling and administrative expense on the Condensed Consolidated Statements of Income that was primarily attributable to higher than originally anticipated earnings from the acquisitions.
Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2019 and December 31, 2018 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Performance Products and Solutions	PolyOne Distribution	Total
Balance December 31, 2018	$188.9	$448.6	$11.2	$1.6	$650.3
Acquisition of businesses	46.8	—	—	—	46.8
Currency translation	—	(0.2)	—	—	(0.2)
Balance June 30, 2019	$235.7	$448.4	$11.2	$1.6	$696.9
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$290.7	$(82.3)	$(0.7)	$207.7
Patents, technology and other	244.6	(74.5)	(1.0)	169.1
Indefinite-lived trade names	108.9	—	—	108.9
Total	$644.2	$(156.8)	$(1.7)	$485.7

	As of December 31, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$278.4	$(75.0)	$(0.7)	$202.7
Patents, technology and other	188.1	(66.8)	(0.9)	120.4
Indefinite-lived trade names	100.3	—	—	100.3
Total	$566.8	$(141.8)	$(1.6)	$423.4

Note 4 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment under operating leases. The majority of our leases are operating leases. Finance leases are immaterial to our condensed consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease assets, net, Current operating lease obligations, and Non-current operating lease obligations, respectively, on the Condensed Consolidated Balance Sheets.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Condensed Consolidated Statements of Income were as follows:

(In millions)	Condensed Consolidated Statements of Income Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	Cost of sales	$4.2	$7.6
Operating lease cost	Selling and administrative expense	2.7	5.4
Other(1)	Selling and administrative expense	0.1	0.8
Total operating lease cost		$7.0	$13.8
(1) Other lease costs include short-term lease costs and variable lease costs
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2019 was 4.3 years.
The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of June 30, 2019 was 6.8%.
Maturity Analysis of Lease Liabilities:

As of June 30, 2019
(In millions)	Operating Leases
2019	$13.5
2020	23.7
2021	15.5
2022	11.1
2023	8.3
Thereafter	9.6
Total lease payments	$81.7
Less amount of lease payment representing interest	(8.0)
Total present value of lease payments	$73.7

As of December 31, 2018
(In millions)	Operating Leases
2019	$24.5
2020	20.4
2021	12.4
2022	8.5
2023	5.8
Thereafter	9.0
Total	$80.6

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of June 30, 2019	As of December 31, 2018
Finished products	$204.4	$204.3
Work in process	10.1	6.9
Raw materials and supplies	138.8	133.5
Inventories, net	$353.3	$344.7

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of June 30, 2019	As of December 31, 2018
Land and land improvements	$48.8	$48.8
Buildings	320.2	316.5
Machinery and equipment	1,099.3	1,082.2
Property, gross	1,468.3	1,447.5
Less accumulated depreciation and amortization	(969.8)	(952.1)
Property, net	$498.5	$495.4

Note 7 — INCOME TAXES
During the three and six months ended June 30, 2019, the Company’s effective tax rate of 25.1% and 26.1%, respectively, was above the Company's federal statutory rate of 21.0% primarily due to state taxes, global intangible low-taxed income (GILTI) tax, unfavorable tax effects of foreign valuation allowances, and certain other non-deductible items, which were partially offset by lower statutory tax rate differences on foreign earnings and higher U.S. research and development tax credits.
During the three months ended June 30, 2018, the Company’s effective tax rate of 16.4% was below the Company's U.S. federal statutory rate of 21.0%. This was primarily a result of foreign permanent items, impact from lower statutory tax rate differences on foreign earnings and a favorable impact resulting from the Staff Accounting Bulletin 118 (SAB 118) measurement period adjustment associated with the Tax Cuts and Jobs Act (TCJA). The repatriation of 2018 earnings, state taxes and the impact of GILTI tax partially offset this favorability.
During the six months ended June 30, 2018, the Company's effective tax rate of 21.3% was above the Company's U.S. federal statutory rate of 21.0%. This was primarily a result of foreign taxes from repatriation of certain foreign earnings from prior periods and 2018, state taxes and the impact of GILTI tax. Largely offsetting these items were favorable impacts from foreign permanent items, lower statutory tax rate differences on foreign earnings and the SAB 118 measurement period adjustment associated with the TCJA.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2019 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$179.0	$—	$179.0	3.97%
Senior secured term loan due 2026	627.7	10.4	617.3	4.23%
5.25% senior notes due 2023	600.0	4.2	595.8	5.25%
Other debt	19.1	—	19.1
Total debt	$1,425.8	$14.6	$1,411.2
Less short-term and current portion of long-term debt	18.7	—	18.7
Total long-term debt, net of current portion	$1,407.1	$14.6	$1,392.5

As of December 31, 2018 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$120.1	$—	$120.1	3.35%
Senior secured term loan due 2026	631.0	11.2	619.8	3.80%
5.25% senior notes due 2023	600.0	5.0	595.0	5.25%
Other debt	20.7	—	20.7
Total debt	$1,371.8	$16.2	$1,355.6
Less short-term and current portion of long-term debt	19.4	—	19.4
Total long-term debt, net of current portion	$1,352.4	$16.2	$1,336.2

On June 28, 2019, the Company amended the senior secured revolving credit facility to add a European line of credit, up to the euro equivalent of $50.0 million, subject to a borrowing base with advances against certain European accounts receivable.

The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2019, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at June 30, 2019 and December 31, 2018 was $1,439.7 million and $1,316.8 million, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
Segment information for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$266.0	$267.5	$42.3	$272.7	$273.7	$45.3
Specialty Engineered Materials	180.3	195.3	25.7	152.6	165.5	21.1
Performance Products and Solutions	155.6	174.9	19.5	170.9	191.9	22.6
Distribution	301.9	306.6	20.1	318.6	323.3	18.7
Corporate and eliminations	—	(40.5)	(36.0)	—	(39.6)	(30.3)
Total	$903.8	$903.8	$71.6	$914.8	$914.8	$77.4

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$528.1	$530.8	$81.8	$541.8	$544.6	$87.4
Specialty Engineered Materials	356.1	385.2	47.0	303.3	328.6	41.2
Performance Products and Solutions	304.9	344.7	34.7	341.5	382.9	45.3
Distribution	614.6	623.9	39.6	629.8	638.8	36.9
Corporate and eliminations	—	(80.9)	(63.2)	—	(78.5)	(54.6)
Total	$1,803.7	$1,803.7	$139.9	$1,816.4	$1,816.4	$156.2

	Total Assets
(In millions)	As of June 30, 2019	As of December 31, 2018
Color, Additives and Inks	$1,269.7	$1,235.1
Specialty Engineered Materials	779.6	596.2
Performance Products and Solutions	281.5	275.4
Distribution	258.3	249.0
Corporate and eliminations	341.5	367.6
Total assets	$2,930.6	$2,723.3

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
In September 2007, the United States District Court for the Western District of Kentucky (Court) in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., held that PolyOne must pay the remediation costs at the former Goodrich Corporation Calvert City facility (now largely owned and operated by Westlake Vinyls, Inc. (Westlake Vinyls)), together with certain defense costs of Goodrich Corporation.
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
The environmental obligation at the site arose as a result of an agreement between The B.F. Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993. Under the agreement, The Geon Company agreed to indemnify Goodrich Corporation for certain environmental costs at the site. Neither PolyOne nor The Geon Company ever operated the facility.
PolyOne, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address site contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions, and in April 2019, the USEPA and respondents executed an Administrative Settlement Agreement and Order on Consent to conduct the remedial design. That design is ongoing. Our current reserve of $103.2 million is consistent with the USEPA's estimates contained in the ROD.
On March 13, 2013, PolyOne acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River Study Area (LPRSA). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a Remedial Investigation and Feasibility Study of the LPRSA. Franklin-Burlington has not admitted to any liability or agreed to bear any other costs for remediation or natural resource damage.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA, and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a ROD selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to conduct the remedial design for the lower eight-mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue into at least 2020. On June 30, 2018, OCC, independent of the USEPA, filed suit against 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of June 30, 2019, we have not accrued for costs of remediation related to the lower Passaic River.
During the three months ended June 30, 2019 and 2018, PolyOne recognized $1.9 million and $8.7 million, respectively, of expense related to environmental remediation costs. During the six months ended June 30, 2019 and 2018, PolyOne recognized $4.0 million and $11.8 million, respectively, of expense related to environmental remediation costs. During the three and six months ended June 30, 2018, PolyOne received $1.6 million and $2.3 million, respectively, of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $112.8 million and $114.1 million as of June 30, 2019 and December 31, 2018, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2019. However, such additional costs, if any, cannot be currently estimated.
Note 11 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. In accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), that ongoing assessment will be done qualitatively for highly effective relationships.
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. That conversion resulted in gains of $2.0 million and $4.1 million for the three and six months ended June 30, 2019, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2019, gains of $0.3 million and $4.9 million, respectively, were recognized within translation adjustments in AOCI, net of tax.

Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these swap contracts as cash flow hedges pursuant to ASC 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2019, losses of $1.9 million and $2.9 million, respectively, were recognized in AOCI, net of tax.
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

(In millions)	Balance Sheet Location	As of June 30, 2019	As of December 31, 2018
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$9.2	$2.6
Liabilities
Interest Rate Swap (Cash Flow Hedge)	Other non-current liabilities	$5.6	$1.7

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Sales	$903.8	$914.8	$1,803.7	$1,816.4

Operating income	$71.6	$77.4	$139.9	$156.2

Net income from continuing operations	$42.1	$51.5	$80.4	$99.2
Loss from discontinued operations, net of income taxes	—	(0.3)	—	(1.1)
Net income	$42.1	$51.2	$80.4	$98.1

Net income attributable to PolyOne common shareholders	$42.1	$51.3	$80.3	$98.2
Recent Developments
On January 2, 2019, the Company acquired Fiber-Line, LLC (Fiber-Line), a global leader in polymer coated engineered fibers and composite materials, for total consideration of $152.7 million, net of cash acquired and inclusive of contingent consideration. Fiber-Line's results are reported in the Specialty Engineered Materials segment. Fiber-Line is expected to add approximately $100 million to the Company's total sales on an annual basis. See Note 2, Business Combinations to the accompanying condensed consolidated financial statements for further details.

Results of Operations — The three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2019	2018	Change	% Change	2019	2018	Change	% Change
Sales	$903.8	$914.8	$(11.0)	(1.2)%	$1,803.7	$1,816.4	$(12.7)	(0.7)%
Cost of sales	698.3	718.3	20.0	2.8%	1,401.9	1,421.4	19.5	1.4%
Gross margin	205.5	196.5	9.0	4.6%	401.8	395.0	6.8	1.7%
Selling and administrative expense	133.9	119.1	(14.8)	(12.4)%	261.9	238.8	(23.1)	(9.7)%
Operating income	71.6	77.4	(5.8)	(7.5)%	139.9	156.2	(16.3)	(10.4)%
Interest expense, net	(16.2)	(16.1)	(0.1)	(0.6)%	(32.1)	(31.6)	(0.5)	(1.6)%
Debt extinguishment costs	—	(0.1)	0.1	nm	—	(0.1)	0.1	nm
Other income, net	0.8	0.4	0.4	100.0%	1.0	1.5	(0.5)	(33.3)%
Income from continuing operations before income taxes	56.2	61.6	(5.4)	(8.8)%	108.8	126.0	(17.2)	(13.7)%
Income tax expense	(14.1)	(10.1)	(4.0)	(39.6)%	(28.4)	(26.8)	(1.6)	(6.0)%
Net income from continuing operations	42.1	51.5	(9.4)	(18.3)%	80.4	99.2	(18.8)	(19.0)%
Loss from discontinued operations, net of income taxes	—	(0.3)	0.3	nm	—	(1.1)	1.1	nm
Net income	42.1	51.2	(9.1)	(17.8)%	80.4	98.1	(17.7)	18.0%
Net loss (income) attributable to noncontrolling interests	—	0.1	(0.1)	nm	(0.1)	0.1	(0.2)	nm
Net income attributable to PolyOne common shareholders	$42.1	$51.3	$(9.2)	(17.9)%	$80.3	$98.2	$(17.9)	18.2%

Earnings (loss) per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.54	$0.65			$1.04	$1.24
Discontinued operations	—	(0.01)			—	(0.02)
Total	$0.54	$0.64			$1.04	$1.22
Earnings (loss) per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.54	$0.64			$1.03	$1.23
Discontinued operations	—	(0.01)			—	(0.02)
Total	$0.54	$0.63			$1.03	$1.21
nm - not meaningful
Sales
Sales decreased $11.0 million, or 1.2%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $12.7 million, or 0.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The impact from acquisitions was offset by unfavorable foreign exchange and weakness in certain end markets, including a decline in global automotive associated sales and construction related sales in North America.
Cost of sales
As a percentage of sales, cost of sales decreased from 78.5% in the three months ended June 30, 2018 to 77.3% in the three months ended June 30, 2019 and from 78.3% in the six months ended June 30, 2018 to 77.7% in the six months ended June 30, 2019, respectively, primarily as a result of lower environmental remediation costs.
Selling and administrative expense
Selling and administrative expense increased $14.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $23.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily driven by costs associated with acquired businesses. See Note 2, Business Combinations to the accompanying condensed consolidated financial statements for further details.

Income taxes
During the three and six months ended June 30, 2019, the Company’s effective tax rate was 25.1% and 26.1%, respectively, compared to 16.4% and 21.3% for the three and six months ended June 30, 2018, respectively. The income tax rate increased primarily due to the unfavorable tax effects of foreign valuation allowances and certain other non-deductible items for the three and six months ended June 30, 2019 and the favorable SEC Staff Accounting Bulletin 118 measurement period adjustment associated with the Tax Cuts and Jobs Act for the three and six months ended June 30, 2018. Partially offsetting these increases in 2019 were higher U.S. research and development tax credits in the three months ended June 30, 2019 and the absence of foreign withholding tax on repatriation of certain foreign earnings that the Company incurred in the three and six months ended June 30, 2018.
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

Sales and Operating Income — The three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2019	2018	Change	% Change	2019	2018	Change	% Change
Sales:
Color, Additives and Inks	$267.5	$273.7	$(6.2)	(2.3)%	$530.8	$544.6	$(13.8)	(2.5)%
Specialty Engineered Materials	195.3	165.5	29.8	18.0%	385.2	328.6	56.6	17.2%
Performance Products and Solutions	174.9	191.9	(17.0)	(8.9)%	344.7	382.9	(38.2)	(10.0)%
Distribution	306.6	323.3	(16.7)	(5.2)%	623.9	638.8	(14.9)	(2.3)%
Corporate and eliminations	(40.5)	(39.6)	(0.9)	(2.3)%	(80.9)	(78.5)	(2.4)	(3.1)%
Total Sales	$903.8	$914.8	$(11.0)	(1.2)%	$1,803.7	$1,816.4	$(12.7)	(0.7)%

Operating income:
Color, Additives and Inks	$42.3	$45.3	$(3.0)	(6.6)%	$81.8	$87.4	$(5.6)	(6.4)%
Specialty Engineered Materials	25.7	21.1	4.6	21.8%	47.0	41.2	5.8	14.1%
Performance Products and Solutions	19.5	22.6	(3.1)	(13.7)%	34.7	45.3	(10.6)	(23.4)%
Distribution	20.1	18.7	1.4	7.5%	39.6	36.9	2.7	7.3%
Corporate and eliminations	(36.0)	(30.3)	(5.7)	(18.8)%	(63.2)	(54.6)	(8.6)	(15.8)%
Total Operating Income	$71.6	$77.4	$(5.8)	(7.5)%	$139.9	$156.2	$(16.3)	(10.4)%

Operating income as a percentage of sales:
Color, Additives and Inks	15.8%	16.6%	(0.8)	% points	15.4%	16.0%	(0.6)	% points
Specialty Engineered Materials	13.2%	12.7%	0.5	% points	12.2%	12.5%	(0.3)	% points
Performance Products and Solutions	11.1%	11.8%	(0.7)	% points	10.1%	11.8%	(1.7)	% points
Distribution	6.6%	5.8%	0.8	% points	6.3%	5.8%	0.5	% points
Total	7.9%	8.5%	(0.6)	% points	7.8%	8.6%	(0.8)	% points
Color, Additives and Inks
Sales decreased by $6.2 million, or 2.3%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Gains in packaging and healthcare end markets, as well as improved pricing and mix, were partially offset by continued weakness in the automotive end market. Unfavorable foreign exchange reduced sales by 3.0%.
Sales decreased by $13.8 million, or 2.5%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Gains in packaging and healthcare end markets, as well as improved pricing and mix, were partially offset by continued weakness in the automotive end market. This growth was more than offset by unfavorable foreign exchange of 3.4%.
Operating income decreased $3.0 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and $5.6 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The benefit of higher sales in packaging and healthcare end markets were more than offset by unfavorable foreign exchange and the continued softness in automotive end markets noted above.
Specialty Engineered Materials
Sales increased $29.8 million, or 18.0%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, largely driven by the impact from acquisitions of 19.5% and organic growth of 1.5% as a result of gains in composites, healthcare and wire and cable end markets. These gains were partially offset by unfavorable foreign exchange of 3.0%.
Sales increased $56.6 million, or 17.2%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to acquisitions of 19.3% and organic growth of 1.2% driven by composites and gains in the healthcare and wire and cable end markets. These gains were partially offset by unfavorable foreign exchange of 3.3%.

Operating income increased $4.6 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and $5.8 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of acquisitions and margin expansion from improved mix, partially offset by unfavorable foreign exchange.
Performance Products and Solutions
Sales decreased $17.0 million, or 8.9%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and $38.2 million, or 10.0%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, largely driven by lower demand in the North America building and construction and transportation end markets.
Operating income decreased $3.1 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and $10.6 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to lower sales.
Distribution
Sales decreased $16.7 million, or 5.2%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and $14.9 million, or 2.3%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of lower volume and average selling prices.
Operating income increased $1.4 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and $2.7 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of improved mix and pricing.
Corporate and Eliminations
Corporate and eliminations increased $5.7 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and $8.6 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily as a result of costs incurred for acquisitions. See Note 2, Business Combinations to the accompanying condensed consolidated financial statements for further details.
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
The following table summarizes our liquidity as of June 30, 2019 and December 31, 2018:

(In millions)	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents	$125.5	$170.9
Revolving credit availability	262.7	280.7
Liquidity	$388.2	$451.6
As of June 30, 2019, approximately 91% of the Company’s cash and cash equivalents resided outside the United States.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.
Operating Activities — In the six months ended June 30, 2019, net cash provided by operating activities was $99.4 million as compared to net cash provided by operating activities of $108.9 million for the six months ended June 30, 2018, primarily driven by lower earnings.

Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the second quarter of 2019 increased to 11.4% compared to 10.6% for the second quarter of 2018. This working capital percentage increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2019 of $142.2 million primarily reflects $119.6 million for the acquisition of Fiber-Line and $26.5 million of capital expenditures.
Net cash used by investing activities during the six months ended June 30, 2018 of $130.1 million reflects $98.6 million for the acquisition of IQAP Masterbatch Group S.L. and $31.5 million of capital expenditures.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2019 of $4.5 million primarily reflects $30.7 million of dividends paid and repurchases of our outstanding common shares of $26.9 million offset by net borrowings of $58.5 million under our senior secured revolving credit facility.
Net cash used by financing activities for the six months ended June 30, 2018 of $62.8 million reflects $45.3 million of repurchases of our outstanding common shares and $28.2 million of dividends paid, offset by net borrowings of $16.9 million under our senior secured revolving credit facility.
Debt
As of June 30, 2019, the principal amount of debt totaled $1,425.8 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2019	$14.5
2020	8.2
2021	7.5
2022	186.2
2023	607.0
Thereafter	602.4
Aggregate maturities	$1,425.8
As of June 30, 2019, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2019, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	3,107,472
May 1 to May 31	1,000,000	26.91	1,000,000	2,107,472
June 1 to June 30	—	—	—	2,107,472
Total	1,000,000	$26.91	1,000,000
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million common shares and 13.2 million common shares, respectively. On May 16, 2016, we announced that we would increase our common share buyback by 7.3 million to 10.0 million. As of June 30, 2019, approximately 2.1 million common shares remained available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases. The repurchase program has no time limit and may be suspended or discontinued at any time.
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
First Amendment to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of March 16, 2016; Amendment No. 2 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 19, 2018; and Amendment No. 3 to the PolyOne Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of April 18, 2019 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 6, 2019, SEC File No. 333-231236)

10.2
Third Amended and Restated Credit Agreement, dated June 28, 2019, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto.

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

July 25, 2019	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer