Form 10-Q
period 2019-09-30
POLYONE CORP
filed 2019-10-22
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of the registrant’s outstanding common shares, $0.01 par value, as of September 30, 2019 was 76,915,099.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$705.3	$729.0	$2,204.1	$2,203.9
Cost of sales	544.8	571.8	1,700.2	1,720.0
Gross margin	160.5	157.2	503.9	483.9
Selling and administrative expense	117.4	108.5	367.6	335.5
Operating income	43.1	48.7	136.3	148.4
Interest expense, net	(15.5)	(15.6)	(47.6)	(47.2)
Debt extinguishment costs	—	—	—	(0.1)
Other income, net	0.6	0.7	1.4	2.0
Income from continuing operations before income taxes	28.2	33.8	90.1	103.1
Income tax expense	(4.6)	(1.3)	(20.8)	(14.2)
Net income from continuing operations	23.6	32.5	69.3	88.9
Income from discontinued operations, net of income taxes	19.5	17.7	54.2	59.4
Net income	$43.1	$50.2	$123.5	$148.3
Net (income) loss attributable to noncontrolling interests	(0.1)	—	(0.2)	0.1
Net income attributable to PolyOne common shareholders	$43.0	$50.2	$123.3	$148.4

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.31	$0.41	$0.89	$1.11
Discontinued operations	0.25	0.22	0.71	0.74
Total	$0.56	$0.63	$1.60	$1.85
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.30	$0.40	$0.89	$1.10
Discontinued operations	0.26	0.22	0.69	0.74
Total	$0.56	$0.62	$1.58	$1.84

Weighted-average shares used to compute earnings per common share:
Basic	76.9	79.8	77.3	80.1
Plus dilutive impact of share-based compensation	0.5	0.9	0.5	0.7
Diluted	77.4	80.7	77.8	80.8

Anti-dilutive shares not included in diluted common shares outstanding	0.6	—	0.8	—

Cash dividends declared per share of common stock	$0.195	$0.175	$0.585	$0.525
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$43.1	$50.2	$123.5	$148.3
Other comprehensive income, net of tax
Translation adjustments and related hedging instruments	(9.8)	(11.5)	(4.0)	(27.7)
Cash flow hedges	(0.4)	0.7	(3.3)	0.7
Total comprehensive income	32.9	39.4	116.2	121.3
Comprehensive (income) loss attributable to noncontrolling interests	(0.1)	—	(0.2)	0.1
Comprehensive income attributable to PolyOne common shareholders	$32.8	$39.4	$116.0	$121.4
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$199.6	$170.9
Accounts receivable, net	368.7	347.2
Inventories, net	281.6	284.6
Current assets held for sale	265.5	129.7
Other current assets	58.4	66.4
Total current assets	1,173.8	998.8
Property, net	386.0	384.5
Goodwill	682.6	639.1
Intangible assets, net	475.8	422.4
Operating lease assets, net	65.0	—
Non-current assets held for sale	—	124.5
Other non-current assets	163.0	154.0
Total assets	$2,946.2	$2,723.3

Liabilities and Equity
Current liabilities:
Short-term and current portion of long-term debt	$18.6	$19.4
Accounts payable	289.3	305.0
Current operating lease obligations	20.7	—
Current liabilities held for sale	105.2	104.5
Accrued expenses and other current liabilities	191.7	128.7
Total current liabilities	625.5	557.6
Non-current liabilities:
Long-term debt	1,406.3	1,336.2
Pension and other post-retirement benefits	52.7	54.3
Non-current operating lease obligations	44.3	—
Non-current liabilities held for sale	—	3.3
Other non-current liabilities	225.2	231.3
Total non-current liabilities	1,728.5	1,625.1
Equity:
PolyOne shareholders’ equity	591.4	540.0
Noncontrolling interests	0.8	0.6
Total equity	592.2	540.6
Total liabilities and equity	$2,946.2	$2,723.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$123.5	$148.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.4	69.0
Debt extinguishment costs	—	0.1
Share-based compensation expense	8.7	8.3
Change in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(12.7)	(70.6)
Decrease (increase) in inventories	20.0	(0.1)
Increase (decrease) in accounts payable	(28.3)	28.4
Decrease in pension and other post-retirement benefits	(7.0)	(7.7)
Increase (decrease) in accrued expenses and other assets and liabilities, net	26.0	(4.8)
Net cash provided by operating activities	198.6	170.9
Investing Activities
Capital expenditures	(47.9)	(51.2)
Business acquisitions, net of cash acquired	(119.6)	(98.6)
Sale of and proceeds from other assets	5.3	3.9
Net cash used by investing activities	(162.2)	(145.9)
Financing Activities
Borrowings under credit facilities	882.4	835.3
Repayments under credit facilities	(808.5)	(797.5)
Repayment of other debt	—	(16.4)
Purchase of common shares for treasury	(26.9)	(53.0)
Cash dividends paid	(45.7)	(42.1)
Repayment of long-term debt	(4.9)	(4.9)
Payments of withholding tax on share awards	(2.0)	(3.9)
Debt financing costs	(0.2)	(0.5)
Net cash used by financing activities	(5.8)	(83.0)
Effect of exchange rate changes on cash	(1.9)	(4.8)
Increase (decrease) in cash and cash equivalents	28.7	(62.8)
Cash and cash equivalents at beginning of period	170.9	243.6
Cash and cash equivalents at end of period	$199.6	$180.8
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2019	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income					38.2			38.2	0.1	38.3
Other comprehensive gain							3.2	3.2		3.2
Cash dividends declared					(14.8)			(14.8)		(14.8)
Share-based compensation and exercise of awards		0.1		0.5		1.1		1.6		1.6
Balance at March 31, 2019	122.2	(44.4)	$1.2	$1,167.4	$496.3	$(1,017.6)	$(79.1)	$568.2	$0.7	$568.9
Net income					42.1			42.1		42.1
Other comprehensive gain							(0.3)	(0.3)		(0.3)
Cash dividends declared					(15.2)			(15.2)		(15.2)
Repurchase of common shares		(1.0)				(26.9)		(26.9)		(26.9)
Share-based compensation and exercise of awards		0.1		1.8		0.7		2.5		2.5
Balance at June 30, 2019	122.2	(45.3)	$1.2	$1,169.2	$523.2	$(1,043.8)	$(79.4)	$570.4	$0.7	$571.1
Net income					43.0			43.0	0.1	43.1
Other comprehensive loss							(10.2)	(10.2)		(10.2)
Cash dividends declared					(14.7)			(14.7)		(14.7)
Share-based compensation and exercise of awards				2.4		0.5		2.9		2.9
Balance at September 30, 2019	122.2	(45.3)	$1.2	$1,171.6	$551.5	$(1,043.3)	$(89.6)	$591.4	$0.8	$592.2

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2018	122.2	(41.3)	$1.2	$1,161.5	$387.1	$(898.3)	$(53.0)	$598.5	$0.9	$599.4
Net income					46.9			46.9		46.9
Other comprehensive gain							10.6	10.6		10.6
Cash dividends declared					(14.0)			(14.0)		(14.0)
Repurchase of common shares		(1.0)				(42.2)		(42.2)		(42.2)
Share-based compensation and exercise of awards		0.1		0.2		1.2		1.4		1.4
Other					(16.6)		(0.4)	(17.0)		(17.0)
Balance at March 31, 2018	122.2	(42.2)	$1.2	$1,161.7	$403.4	$(939.3)	$(42.8)	$584.2	$0.9	$585.1
Net income					51.3			51.3	(0.1)	51.2
Other comprehensive loss							(26.8)	(26.8)		(26.8)
Cash dividends declared					(13.9)			(13.9)		(13.9)
Repurchase of common shares		(0.1)				(3.1)		(3.1)		(3.1)
Share-based compensation and exercise of awards				1.8		0.4		2.2		2.2
Balance at June 30, 2018	122.2	(42.3)	$1.2	$1,163.5	$440.8	$(942.0)	$(69.6)	$593.9	$0.8	$594.7
Net income					50.2			50.2	—	50.2
Other comprehensive loss							(10.8)	(10.8)		(10.8)
Cash dividends declared					(14.0)			(14.0)		(14.0)
Repurchase of common shares		(0.2)				(7.7)		(7.7)		(7.7)
Share-based compensation and exercise of awards		0.1		1.1		0.6		1.7		1.7
Balance at September 30, 2018	122.2	(42.4)	$1.2	$1,164.6	$477.0	$(949.1)	$(80.4)	$613.3	$0.8	$614.1
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
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2019. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
Accounting Standards Adopted
On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements.
We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 5, Leasing Arrangements. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of $72.3 million and $65.0 million as of January 1, 2019 and September 30, 2019, respectively. We elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. Additionally, we elected to not use hindsight to determine lease terms and to not separate non-lease components within our lease portfolio. For additional disclosure and detail, see Note 5, Leasing Arrangements.
Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss (CECL) model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020, including the interim periods in the year. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on the consolidated financial statements and related disclosures.
Note 2 — BUSINESS COMBINATIONS
On January 2, 2019, the Company acquired Fiber-Line, LLC (Fiber-Line), a global leader in polymer coated engineered fibers and composite materials, for total consideration of $152.7 million, net of cash acquired and inclusive of contingent consideration. Fiber-Line's results are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation resulted in intangible assets of $77.1 million, goodwill of $46.3 million, and net working capital of $26.0 million. A portion of the goodwill is deductible for U.S. federal income tax purposes. The definite-lived intangible assets that have been acquired are being amortized over a period of five to 19 years. Fiber-Line's sales included in the Company's results for the three and nine months ended September 30, 2019 were $29.4 million and $85.3 million, respectively.

Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line involve contingent consideration that includes earnouts payable over periods of up to two years in the event that certain operating results are achieved. The PlastiComp earnout has a ceiling of $35 million. The Fiber-Line earnout is based on two annual earnout periods, with the second earnout period target based on year-one results. We estimate the total earnout payment for Fiber-Line to be in the range of $40 to $60 million. The earnouts are considered Level 3 under the fair value hierarchy as the fair value is based on unobservable inputs, which require PolyOne to develop its own assumptions. The earnouts are valued each quarter using Monte Carlo simulation analyses in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. As of September 30, 2019, we had recorded a total of $72.2 million of contingent liabilities for both acquisitions, of which $64.2 million was reflected within Accrued expenses and other current liabilities and $8.0 million was reflected within Other non-current liabilities on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, the Company recorded charges of $10.0 million and $20.7 million, respectively, associated with the earnouts within Selling and administrative expense on the Condensed Consolidated Statements of Income that was primarily attributable to improved earnings from the acquisitions.

Note 3 — DISCONTINUED OPERATIONS

On August 16, 2019, PolyOne entered into a definitive asset purchase agreement with SK Echo Group S.à r.l. (Purchaser). Pursuant to the terms of the purchase agreement, the Purchaser has agreed to acquire the Company’s Performance Products and Solutions business segment (PP&S) for $775 million in cash, subject to a working capital adjustment. The closing of the transaction is expected to occur in the fourth quarter of 2019, subject to the receipt of regulatory approvals and the satisfaction or waiver of customary closing conditions.
PolyOne has classified the PP&S assets and liabilities as held-for-sale for all periods presented in the accompanying Condensed Consolidated Balance Sheets and has classified the PP&S operating results as discontinued operations in the accompanying Condensed Consolidated Statement of Income for all periods presented. Previously, PP&S was included as a separate operating segment.

The following table summarizes the major line items constituting pretax income of discontinued operations associated with PP&S for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$143.1	$154.0	$448.0	$495.5
Cost of sales	114.0	126.3	358.4	399.5
Selling and administrative expense	8.2	5.9	21.7	17.5
Pretax income of discontinued operations	20.9	21.8	67.9	78.5
Income tax expense	(1.4)	(4.1)	(13.7)	(18.0)
Income from discontinued operations, net of taxes	$19.5	$17.7	$54.2	$60.5

The following table summarizes the major classes of assets and liabilities of PP&S that were classified as held for sale in the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

(In millions)	(Unaudited) September 30, 2019	(Unaudited) December 31, 2018
Assets:
Current assets:
Accounts receivable, net	$67.2	$66.2
Inventories, net	57.6	60.1
Other current assets	3.0	3.4
Total current assets	127.8	129.7
Non-current assets:
Property, net	111.9	110.9
Goodwill	11.2	11.2
Other non-current assets	14.6	2.4
Total non-current assets	137.7	124.5

Total assets held-for-sale	$265.5	$254.2

Liabilities
Current liabilities:
Accounts payable	$84.5	$94.0
Other current liabilities	11.3	10.5
Total current liabilities	95.8	104.5
Total non-current liabilities	9.4	3.3

Total liabilities held for sale	$105.2	$107.8

The following table presents the depreciation, amortization, and capital expenditures of our discontinued operations for the nine months ended September 30, 2019 and 2018. There were no other significant operating or investing non-cash items for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(In millions)	2019	2018
Depreciation and amortization	$9.4	$11.9
Capital Expenditures	11.1	13.2

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2019 and December 31, 2018 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	PolyOne Distribution	Total
Balance December 31, 2018	$188.9	$448.6	$1.6	$639.1
Acquisition of businesses	47.2	—	—	47.2
Currency translation	(2.2)	(1.5)	—	(3.7)
Balance September 30, 2019	$233.9	$447.1	$1.6	$682.6
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(85.5)	$(1.5)	$199.8
Patents, technology and other	244.0	(75.8)	(1.7)	166.5
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(161.3)	$(3.2)	$475.8

	As of December 31, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$277.8	$(74.8)	$(0.7)	$202.3
Patents, technology and other	185.1	(64.4)	(0.9)	119.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$563.2	$(139.2)	$(1.6)	$422.4

Note 5 — LEASING ARRANGEMENTS
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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

(In millions)	Condensed Consolidated Statements of Income Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	Cost of sales	$2.6	$7.8
Operating lease cost	Selling and administrative expense	2.7	8.4
Other(1)	Selling and administrative expense	0.0	1.2
Total operating lease cost		$5.3	$17.4
(1) Other lease costs include short-term lease costs and variable lease costs
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2019 was 4.1 years.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of September 30, 2019 was 6.7%.
Maturity Analysis of Lease Liabilities:

As of September 30, 2019
(In millions)	Operating Leases
2019	$6.2
2020	22.6
2021	14.8
2022	10.4
2023	7.5
Thereafter	11.8
Total lease payments	$73.3
Less amount of lease payment representing interest	(8.3)
Total present value of lease payments	$65.0

As of December 31, 2018
(In millions)	Operating Leases
2019	$24.5
2020	20.4
2021	12.4
2022	8.5
2023	5.8
Thereafter	9.0
Total	$80.6

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of September 30, 2019	As of December 31, 2018
Finished products	$169.3	$174.6
Work in process	8.9	6.4
Raw materials and supplies	103.4	103.6
Inventories, net	$281.6	$284.6

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of September 30, 2019	As of December 31, 2018
Land and land improvements	$32.3	$32.6
Buildings	227.8	226.4
Machinery and equipment	717.0	705.0
Property, gross	977.1	964.0
Less accumulated depreciation and amortization	(591.1)	(579.5)
Property, net	$386.0	$384.5

Note 8 — INCOME TAXES

During the three months ended September 30, 2019, the Company’s effective tax rate of 16.3% was below the U.S. federal statutory rate of 21.0% primarily due to lower statutory tax rate differences on foreign earnings, reversal of uncertain tax positions due to tax audit settlements and U.S. research and development tax credits which were partially offset by state taxes, GILTI tax, unfavorable tax effects of foreign valuation allowances and certain other non-deductible items.

During the nine months ended September 30, 2019, the Company’s effective tax rate of 23.1% was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, GILTI tax, unfavorable tax effects of foreign valuation allowances, and certain other non-deductible items, which were partially offset by lower statutory tax rate differences on foreign earnings, reversal of uncertain tax positions due to tax audit settlements, and U.S. research and development tax credits.

During the three and nine months ended September 30, 2018, the Company’s effective tax rate of 3.8% and 13.8%, respectively, was below the U.S. federal statutory rate of 21.0% primarily due to foreign permanent items, impact from lower statutory tax rate differences on foreign earnings, foreign derived-intangible income (FDII) deduction and a favorable impact resulting from the Staff Accounting Bulletin 118 (SAB118) measurement period adjustment associated with the Tax Cuts and Jobs Act (TCJA), which were partially offset by the repatriation of 2018 earnings, state taxes and GILTI tax.

Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2019 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$194.4	$—	$194.4	3.82%
Senior secured term loan due 2026	626.1	10.1	616.0	3.99%
5.25% senior notes due 2023	600.0	3.9	596.1	5.25%
Other debt	18.4	—	18.4
Total debt	$1,438.9	$14.0	$1,424.9
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,420.3	$14.0	$1,406.3

As of December 31, 2018 (In millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$120.1	$—	$120.1	3.35%
Senior secured term loan due 2026	631.0	11.2	619.8	3.80%
5.25% senior notes due 2023	600.0	5.0	595.0	5.25%
Other debt	20.7	—	20.7
Total debt	$1,371.8	$16.2	$1,355.6
Less short-term and current portion of long-term debt	19.4	—	19.4
Total long-term debt, net of current portion	$1,352.4	$16.2	$1,336.2

On June 28, 2019, the Company amended and restated its senior secured revolving credit facility to, among other things, add a European line of credit, up to the euro equivalent of $50.0 million, subject to a borrowing base with advances against certain European accounts receivable.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2019, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at September 30, 2019 and December 31, 2018 was $1,468.1 million and $1,316.8 million, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
PolyOne has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Previously, PolyOne had four reportable segments; however, as a result of the agreement to divest PP&S, we have removed PP&S as a separate operating segment and its results are presented as a discontinued

operation. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations for additional information.
Segment information for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$244.7	$246.3	$38.4	$259.1	$261.0	$41.1
Specialty Engineered Materials	169.6	183.0	20.3	152.6	166.7	18.9
Distribution	291.0	295.9	18.8	317.3	321.8	17.6
Corporate and eliminations	—	(19.9)	(34.4)	—	(20.5)	(28.9)
Total	$705.3	$705.3	$43.1	$729.0	$729.0	$48.7

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$772.8	$777.1	$120.2	$800.9	$805.6	$128.5
Specialty Engineered Materials	525.7	568.2	67.3	455.9	495.3	60.1
Distribution	905.6	919.8	58.4	947.1	960.6	54.5
Corporate and eliminations	—	(61.0)	(109.6)	—	(57.6)	(94.7)
Total	$2,204.1	$2,204.1	$136.3	$2,203.9	$2,203.9	$148.4

	Total Assets
(In millions)	As of September 30, 2019	As of December 31, 2018
Color, Additives and Inks	$1,230.7	$1,243.5
Specialty Engineered Materials	769.0	599.0
Distribution	260.2	249.0
Corporate and eliminations	420.8	377.6
Assets held for sale	$265.5	$254.2
Total assets	$2,946.2	$2,723.3

Note 11 — COMMITMENTS AND CONTINGENCIES
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
PolyOne, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address site contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions, and in April 2019, the USEPA and respondents executed an Administrative Settlement Agreement and Order on Consent to conduct the remedial design. That design is ongoing. Our current reserve of $101.8 million is consistent with the USEPA's estimates contained in the ROD.
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
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a ROD selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to conduct the remedial design for the lower eight-mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue into at least 2020. On June 30, 2018, OCC, independent of the USEPA, filed suit against 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of September 30, 2019, we have not accrued for costs of remediation related to the lower Passaic River.
During the three and nine months ended September 30, 2019, PolyOne recognized $2.4 million and $6.4 million, respectively, of expense related to environmental remediation costs, compared to $3.6 million and $15.4 million recognized during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, PolyOne received $4.0 million of insurance recoveries for previously incurred environmental costs, compared to $1.5 million and $3.8 million during the three and nine months ended September 30, 2018, respectively. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $113.6 million and $111.9 million as of September 30, 2019 and December 31, 2018, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2019. However, such additional costs, if any, cannot be currently estimated.
Note 12 — DERIVATIVES AND HEDGING
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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. That conversion resulted in gains of $2.1 million and $6.2 million for the three and nine months ended September 30, 2019, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2019, gains of $8.1 million and $13.0 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these swap contracts as cash flow hedges pursuant to ASC 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2019, losses of $0.4 million and $3.3 million, respectively, were recognized in AOCI, net of tax.
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

(In millions)	Balance Sheet Location	As of September 30, 2019	As of December 31, 2018
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$19.4	$2.6
Liabilities
Interest Rate Swap (Cash Flow Hedge)	Other non-current liabilities	$6.2	$1.7

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Sales	$705.3	$729.0	$2,204.1	$2,203.9

Operating income	$43.1	$48.7	$136.3	$148.4

Net income from continuing operations	$23.6	$32.5	$69.3	$88.9
Income from discontinued operations, net of income taxes	19.5	17.7	54.2	59.4
Net income	$43.1	$50.2	$123.5	$148.3

Net income attributable to PolyOne common shareholders	$43.0	$50.2	$123.3	$148.4
Recent Developments
On August 16, 2019, PolyOne entered into a definitive asset purchase agreement with SK Echo Group S.à r.l. (Purchaser). Pursuant to the terms of the purchase agreement, the Purchaser has agreed to acquire the Company’s Performance Products and Solutions business segment (PP&S) for $775 million in cash, subject to a working capital adjustment. The closing of the transaction is expected to occur in the fourth quarter of 2019, subject to the receipt of regulatory approvals and the satisfaction or waiver of customary closing conditions. Previously, Performance Products and Solutions was included as a separate operating segment. As a result of the sale, the Performance Products and Solutions operating segment results are now reported as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes.

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

Results of Operations — The three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2019	2018	Change	% Change	2019	2018	Change	% Change
Sales	$705.3	$729.0	$(23.7)	(3.3)%	$2,204.1	$2,203.9	$0.2	—%
Cost of sales	544.8	571.8	27.0	4.7%	1,700.2	1,720.0	19.8	1.2%
Gross margin	160.5	157.2	3.3	2.1%	503.9	483.9	20.0	4.1%
Selling and administrative expense	117.4	108.5	(8.9)	(8.2)%	367.6	335.5	(32.1)	(9.6)%
Operating income	43.1	48.7	(5.6)	(11.5)%	136.3	148.4	(12.1)	(8.2)%
Interest expense, net	(15.5)	(15.6)	0.1	0.6%	(47.6)	(47.2)	(0.4)	(0.8)%
Debt extinguishment costs	—	—	—	nm	—	(0.1)	0.1	nm
Other income, net	0.6	0.7	(0.1)	(14.3)%	1.4	2.0	(0.6)	(30.0)%
Income from continuing operations before income taxes	28.2	33.8	(5.6)	(16.6)%	90.1	103.1	(13.0)	(12.6)%
Income tax expense	(4.6)	(1.3)	(3.3)	nm	(20.8)	(14.2)	(6.6)	(46.5)%
Net income from continuing operations	23.6	32.5	(8.9)	—	69.3	88.9	(19.6)	(22.0)%
Income from discontinued operations, net of income taxes	19.5	17.7	1.8	10.2%	54.2	59.4	(5.2)	(8.8)%
Net income	43.1	50.2	(7.1)	(14.1)%	123.5	148.3	(24.8)	16.7%
Net (income) loss attributable to noncontrolling interests	(0.1)	—	(0.1)	nm	(0.2)	0.1	(0.3)	nm
Net income attributable to PolyOne common shareholders	$43.0	$50.2	$(7.2)	(14.3)%	$123.3	$148.4	$(25.1)	16.9%

Earnings per common share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.31	$0.41			$0.89	$1.11
Discontinued operations	0.25	0.22			0.71	0.74
Total	$0.56	$0.63			$1.60	$1.85
Earnings per common share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.30	$0.40			$0.89	$1.10
Discontinued operations	0.26	0.22			0.69	0.74
Total	$0.56	$0.62			$1.58	$1.84
nm - not meaningful
Sales
Sales decreased $23.7 million, or 3.3%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $0.2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. In the three months ended September 30, 2019, growth from acquisitions of 4% partially offset a 6% decline in organic sales and a 1% reduction due to unfavorable foreign exchange.
Cost of sales
As a percentage of sales, cost of sales decreased from 78.4% in the three months ended September 30, 2018 to 77.2% in the three months ended September 30, 2019 and from 78.0% in the nine months ended September 30, 2018 to 77.1% in the nine months ended September 30, 2019, respectively, primarily as a result of lower environmental remediation costs.
Selling and administrative expense
Selling and administrative expense increased $8.9 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $32.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily driven by costs associated with acquired businesses. See Note 2, Business Combinations to the accompanying condensed consolidated financial statements for further details.

Income taxes

During the three and nine months ended September 30, 2019, the Company’s effective tax rate was 16.3% and 23.1%, respectively, compared to 3.8% and 13.8% for the three and nine months ended September 30, 2018, respectively. The income tax rate increased primarily due to the unfavorable tax effects of foreign valuation allowances and certain other non-deductible items for the three and nine months ended September 30, 2019 and the favorable SEC Staff Accounting Bulletin 118 measurement period adjustment associated with the Tax Cuts and Jobs Act for the three and nine months ended September 30, 2018. Partially offsetting these increases in 2019 were higher U.S. research and development tax credits and the reversal of uncertain tax positions due to tax audit settlements in the three months ended September 30, 2019, and the absence of foreign withholding tax on repatriation of certain foreign earnings that the Company incurred in the nine months ended September 30, 2018.
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
PolyOne has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Our segments are further discussed in Note 10, Segment Information, to the accompanying condensed consolidated financial statements.
As a result of the agreement to divest PP&S, we have removed PP&S as a separate operating segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Discontinued operations are further discussed in Note 3, Discontinued Operations, to the accompanying Consolidated Financial Statements.

Sales and Operating Income — The three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2019	2018	Change	% Change	2019	2018	Change	% Change
Sales:
Color, Additives and Inks	$246.3	$261.0	$(14.7)	(5.6)%	$777.1	$805.6	$(28.5)	(3.5)%
Specialty Engineered Materials	183.0	166.7	16.3	9.8%	568.2	495.3	72.9	14.7%
Distribution	295.9	321.8	(25.9)	(8.0)%	919.8	960.6	(40.8)	(4.2)%
Corporate and eliminations	(19.9)	(20.5)	0.6	2.9%	(61.0)	(57.6)	(3.4)	(5.9)%
Total Sales	$705.3	$729.0	$(23.7)	(3.3)%	$2,204.1	$2,203.9	$0.2	—%

Operating income:
Color, Additives and Inks	$38.4	$41.1	$(2.7)	(6.6)%	$120.2	$128.5	$(8.3)	(6.5)%
Specialty Engineered Materials	20.3	18.9	1.4	7.4%	67.3	60.1	7.2	12.0%
Distribution	18.8	17.6	1.2	6.8%	58.4	54.5	3.9	7.2%
Corporate and eliminations	(34.4)	(28.9)	(5.5)	(19.0)%	(109.6)	(94.7)	(14.9)	(15.7)%
Total Operating Income	$43.1	$48.7	$(5.6)	(11.5)%	$136.3	$148.4	$(12.1)	(8.2)%

Operating income as a percentage of sales:
Color, Additives and Inks	15.6%	15.7%	(0.1)	% points	15.5%	16.0%	(0.5)	% points
Specialty Engineered Materials	11.1%	11.3%	(0.2)	% points	11.8%	12.1%	(0.3)	% points
Distribution	6.4%	5.5%	0.9	% points	6.3%	5.7%	0.6	% points
Total	6.1%	6.7%	(0.6)	% points	6.2%	6.7%	(0.5)	% points
Color, Additives and Inks
Sales decreased by $14.7 million, or 5.6%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Continued gains in packaging and healthcare end markets, as well as improved pricing and mix, were more than offset by continued weakness in the European and Chinese automotive end markets and a decline in the North American consumer market. Unfavorable foreign exchange reduced sales by 1.7%.

Sales decreased by $28.5 million, or 3.5%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Gains in packaging and healthcare end markets, as well as improved pricing and mix, were more than offset by weakness in the automotive and consumer end markets. Unfavorable foreign exchange reduced sales by 2.9%.

Operating income decreased $2.7 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and $8.3 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Unfavorable foreign exchange and the continued softness in the automotive and consumer end markets drove the decline.
Specialty Engineered Materials
Sales increased $16.3 million, or 9.8%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, driven by the impact from acquisitions of 17.7% and strength in the composites and North American wire and cable end markets. These gains were partially offset by weakness in the transportation and electronics end markets, particularly in Europe and Asia, and unfavorable foreign exchange of 1.8%.
Sales increased $72.9 million, or 14.7%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to acquisitions of 17.2% and organic growth driven by composites and gains in the healthcare and wire and cable end markets. These gains were partially offset by unfavorable foreign exchange of 2.8% and weakness in transportation and electronic end markets.
Operating income increased $1.4 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and $7.2 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of acquisitions and margin expansion from improved mix, partially offset by unfavorable foreign exchange.

Distribution
Sales decreased $25.9 million, or 8.0%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and $40.8 million, or 4.2%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of lower selling prices and weaker demand in consumer and auto end markets.
Operating income increased $1.2 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and $3.9 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of improved mix and pricing.
Corporate and Eliminations
Corporate and eliminations increased $5.5 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and $14.9 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily as a result of adjustments to estimated earnout liabilities due to better than expected results from recent acquisitions. See Note 2, Business Combinations to the accompanying condensed consolidated financial statements for further details.
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
The following table summarizes our liquidity as of September 30, 2019 and December 31, 2018:

(In millions)	As of September 30, 2019	As of December 31, 2018
Cash and cash equivalents	$199.6	$170.9
Revolving credit availability	242.3	280.7
Liquidity	$441.9	$451.6
As of September 30, 2019, approximately 93% of the Company’s cash and cash equivalents resided outside the United States.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018.
Operating Activities — In the nine months ended September 30, 2019, net cash provided by operating activities was $198.6 million as compared to net cash provided by operating activities of $170.9 million for the nine months ended September 30, 2018, primarily driven by improved working capital.
Working capital as a percentage of sales, which we define as the average accounts receivable, plus average inventory, less average accounts payable, divided by sales, for the third quarter of 2019 increased to 13.0% compared to 11.6% for the third quarter of 2018. This working capital percentage increase is primarily due to the impact of recent acquisitions.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2019 of $162.2 million primarily reflects $119.6 million for the acquisition of Fiber-Line and $47.9 million of capital expenditures.
Net cash used by investing activities during the nine months ended September 30, 2018 of $145.9 million reflects $98.6 million for the acquisition of IQAP Masterbatch Group S.L. and $51.2 million of capital expenditures.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2019 of $5.8 million primarily reflects $45.7 million of dividends paid and repurchases of our outstanding common shares of $26.9 million offset by net borrowings of $73.9 million under our senior secured revolving credit facility.

Net cash used by financing activities for the nine months ended September 30, 2018 of $83.0 million reflects $53.0 million of repurchases of our outstanding common shares, $42.1 million of dividends paid and repayment of debt of $21.3 million, offset by net borrowings of $37.8 million under our senior secured revolving credit facility.
Debt
As of September 30, 2019, the principal amount of debt totaled $1,438.9 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2019	$12.4
2020	8.1
2021	7.5
2022	201.6
2023	607.0
Thereafter	602.3
Aggregate maturities	$1,438.9
As of September 30, 2019, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 9, Financing Arrangements to the accompanying condensed consolidated financial statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2019, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial condition, performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings and environmental liabilities; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•disruptions, uncertainty or volatility in the credit markets that could adversely impact the availability of credit already arranged and the availability and cost of credit in the future;
•the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;
•changes in polymer consumption growth rates and laws and regulations regarding plastics in jurisdictions where we conduct business;
•changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online;
•fluctuations in raw material prices, quality and supply, and in energy prices and supply;
•production outages or material costs associated with scheduled or unscheduled maintenance programs;
•unanticipated developments that could occur with respect to contingencies such as litigation and environmental matters;

•an inability to raise or sustain prices for products or services;
•an inability to achieve or delays in achieving or achievement of less than anticipated financial benefit from initiatives related to acquisition and integration, working capital reductions, cost reductions and employee productivity goals;
•our ability to pay regular cash dividends and the amounts and timing of any future dividends;
•our ability to identify and evaluate acquisition targets and consummate and integrate acquisitions;
•information systems failures and cyberattacks;
•our ability to successfully complete the sale of PP&S; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 under Item 1A, “Risk Factors.”
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 11, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	—	$—	—	2,107,472
August 1 to August 31	—	—	—	2,107,472
September 1 to September 30	—	—	—	2,107,472
Total	—	$—	—
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million common shares and 13.2 million common shares, respectively. On May 16, 2016, we announced that we would increase our common share buyback by 7.3 million to 10.0 million. As of September 30, 2019, approximately 2.1 million common shares remained available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases. The repurchase program has no time limit and may be suspended or discontinued at any time.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1*	Asset Purchase Agreement, dated August 16, 2019, by and among PolyOne Corporation and SK Echo Group S.à r.l.

31.1	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Bradley C. Richardson, Executive Vice President, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Bradley C. Richardson, Executive Vice President, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 22, 2019	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President, Chief Financial Officer