Form 10-K
period 2019-12-31
POLYONE CORP
filed 2020-02-19
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 1-16091
PolyOne Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1730488
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
33587 Walker Road,
Avon Lake, Ohio	44012
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code            (440) 930-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $.01 per share	POL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 28, 2019, determined using a per share closing price on that date of $31.39, as quoted on the New York Stock Exchange, was $2.4 billion.
The number of shares of common shares outstanding as of February 7, 2020 was 92,281,940.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2020 Annual Meeting of Shareholders.
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
•an inability to achieve the anticipated financial benefit from initiatives related to acquisition integration, working capital reductions, cost reductions and employee productivity goals;
•our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•information systems failures and cyberattacks;
•our ability to consummate and successfully integrate acquisitions, including the acquisition of Clariant AG’s (Clariant) masterbatch business (the Clariant Masterbatch Acquisition) and Clariant Chemicals (India) Limited’s (Clariant India) masterbatch business (the businesses are collectively referred to as Clariant Masterbatch and the acquisitions are collectively referred to as the Clariant Acquisition);
•any material adverse changes in Clariant Masterbatch;
•the ability to obtain required regulatory or other third-party approvals and consents and otherwise consummate the Clariant Acquisition;
•our ability to achieve the strategic and other objectives relating to the Clariant Acquisition, including any expected synergies; and
•other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the Securities and Exchange Commission (SEC). You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
1 POLYONE CORPORATION

ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized and sustainable polymer materials, and polymer services and solutions. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities across North America, South America, Europe and Asia. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our”, "PolyOne" and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
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
PolyOne Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently employ approximately 5,600 people and have 61 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We offer more than 35,000 polymer solutions to over 10,000 customers across the globe. In 2019, we had sales of $2.9 billion, approximately 45% of which were to customers outside the United States.
Using our formulation expertise and operational capabilities, we create an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with a global reach and increasingly effective material-based solutions to improve their products' appeal, performance, differentiation, profitability and competitive advantage. Our goal is to provide customers with specialized and sustainable materials and solutions through our global footprint, broad market knowledge, technical expertise, product breadth, manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets include healthcare, transportation, packaging, consumer, building and construction, industrial, wire and cable, electrical and electronics and appliance.
Polymer Industry Overview
Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, such as polyethylene and polypropylene, in their most basic forms. Large petrochemical companies, including some in the petroleum industry, produce a majority of the monomers and base resins because they have direct access to the raw materials needed for production. Monomers make up the majority of the variable cost of manufacturing the base resin. As a result, the cost of a base resin tends to move in tandem with the industry market prices for monomers and the cost of raw materials and energy used during production. Resin selling prices can move in tandem with costs, but are largely driven by supply and demand.
Thermoplastic polymers make up a substantial majority of the resin market and are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure are applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular application. Thermoplastic composites include these base resins, but are combined with a structural filler such as glass, wood, carbon or polymer fibers to enhance strength, rigidity and structure. Further performance can be delivered through an engineered thermoplastic sheet or thick film, which may incorporate more than one resin formulation or composite in multiple layers to impart additional properties such as gas barrier, structural integrity and lightweighting.
Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, outdoor high performance equipment, electrical and electronics, adhesives, inks and coatings. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the wire and cable industry, thermoplastics and composites serve to protect by providing
2 POLYONE CORPORATION

electrical insulation, flame resistance, durability, water resistance, water swelling and color coding to engineered fibers, yarn products, wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles and reinforced polymers are used for various outdoor equipment and gear. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, anti-static, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
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
PolyOne Segments
We operate in three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Previously, PolyOne had five reportable segments. However, as a result of the divestiture of the Designed Structures & Solutions segment (DSS) on July 19, 2017 and the divestiture of the Performance Products and Solutions segment (PP&S) on October 25, 2019, we have removed DSS and PP&S as separate operating segments and their results are presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations, to the accompanying consolidated financial statements for additional information.
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
Raw Materials
The primary raw materials used by our manufacturing operations are polyolefin and other thermoplastic resins, TiO2, inorganic and organic pigments, all of which we believe are in adequate supply. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors”.
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
Seasonality and Backlog
Sales of our products and services are seasonal, as demand is generally slower in the first and fourth calendar quarters of the year. Because of the nature of our business, we do not believe that our backlog is a meaningful indicator of the level of our present or future business.
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
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2019 and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs, by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development was $50.6 million in 2019, $49.6 million in 2018 and $45.3 million in 2017.
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
As of December 31, 2019, we employed approximately 5,600 people. Approximately 1% of our employees are represented by labor unions under collective bargaining agreements. We believe that relations with our employees are good, and we do not anticipate significant operating issues to occur as a result of current negotiations, or when we renegotiate collective bargaining agreements as they expire.
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
We are strongly committed to safety as evidenced by our record-low injury incidence rate of 0.56 per 100 full-time workers per year in 2019 and 0.51 in 2018. The 2019 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 3.8. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on PolyOne's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance PolyOne places on having world-class environmental, health, safety and security performance.
In January 2019, PolyOne, along with 29 other member companies, joined together as founding members of the Alliance to End Plastic Waste (AEPW). The AEPW has thus far committed over $1.5 billion to help end plastic waste in the environment through investment in infrastructure, innovation, education, and clean-up activities. The AEPW intends to enable and bring to scale solutions to minimize and manage plastic waste and promote solutions for used plastics that move towards a circular economy. Our commitment to AEPW confirms the importance we place on being a global leader in all aspects of how we define sustainability: people, products, planet and performance. We have invested and are making important contributions in each, which are discussed in depth in our most recent Annual Report and Sustainability Report.
In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the European Union Restriction of the Use of Certain Hazardous Substances Directive (RoHS), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), the Dodd-Frank Wall Street Reform and Consumer Protection Act (covering Conflict Minerals), and the Consumer Product Safety Improvement Act, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products, could also result in additional costs or liabilities.
We expect 2020 cash environmental expenditures to approximate $11 million. Refer to Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements for further discussion of environmental matters.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about the noted risks, see Item 1A. "Risk Factors". For more information about our international operations, see Note 14, Segment Information, to the accompanying consolidated financial statements.
5 POLYONE CORPORATION

Where You Can Find Additional Information
Our principal executive offices are located at 33587 Walker Road, Avon Lake, Ohio 44012, and our telephone number is (440) 930-1000. We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), and, in accordance with these requirements, we file annual, quarterly and other reports, proxy statements and other information with the SEC relating to our business, financial results and other matters. The reports, proxy statements and other information we file are available to the public at the SEC’s website at http://www.sec.gov.
Our Internet address is www.polyone.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website (select Investors and then SEC Filings) or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. The contents of our website are not part of this Annual Report on Form 10-K, and the reference to our website does not constitute incorporation by reference into this Form 10-K of the information contained at that site.
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
Risks Relating to our Business
Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control.
Several factors may affect the demand for and supply of our products and services, including:
•economic downturns or other volatility in the significant end markets that we serve;
•product obsolescence or technological changes that unfavorably alter the value/cost proposition of our products and services;
•competition from existing and unforeseen polymer and non-polymer based products;
•declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact our customers’ ability to pay amounts owed to us;
•changes in environmental regulations that would limit our ability to sell our products and services in specific markets;
•changes in laws and regulations regarding plastic materials; and
•inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.
If any of these events occur, the demand for and supply of our products and services could suffer and potentially lead to asset impairment or otherwise adversely affect our results.
Our manufacturing operations are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.
The occurrence of an operating problem at our facilities (e.g., an explosion, a mechanical failure, a chemical spill or a discharge of toxic or hazardous substances) may have a material adverse effect on the productivity and profitability of a particular manufacturing or distribution facility or on our operations as a whole, during and after the period of these operating difficulties. Operating problems may cause personal injury and/or loss of life, customer attrition and severe damage to or destruction of property and equipment and environmental damage. We are subject to present claims and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Our property and casualty insurance, which we believe are of the types and in the amounts that are customary for the industry, may not fully insure us against all potential hazards that are incident to our business or otherwise could occur.

6 POLYONE CORPORATION

Environmental, health and safety laws and regulations impact our operations and financial statements.
Our operations on, and ownership of, real property are subject to environmental, health and safety laws and regulations at the national, state and local governmental levels (including, but not limited to, the RoHS and the Consumer Product Safety Improvement Act of 2008). The nature of our business exposes us to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are improperly handled and released. Environmental compliance requirements imposed on us and our vendors may significantly increase the costs of these activities involving raw materials, energy, finished products and wastes. We may incur substantial costs, including fines, criminal or civil sanctions, damages, remediation costs or experience interruptions in our operations for violations of these laws.
Our operations could be adversely affected by various risks inherent in conducting operations worldwide.
Our operations are subject to risks; including, but not limited to, the following:
•changes in local government regulations and policies including, but not limited to duty or tariff restrictions, foreign currency exchange controls or monetary policy, repatriation of earnings, expropriation of property, investment limitations and tax policies;
•risks associated with the withdrawal of the United Kingdom (UK) from the European Union (EU), commonly known as "Brexit";
•political and economic instability and disruptions, including labor unrest, withdrawal or renegotiation of trade agreements, natural disasters, major public health issues, civil strife, acts of war, insurrection and terrorism;
•legislation that regulates the use of chemicals;
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA) and the UK Bribery Act;
•compliance with international trade laws and regulations, including export control and economic sanctions;
•difficulties in staffing and managing multi-national operations;
•limitations on our ability to enforce legal rights and remedies;
•reduced protection of intellectual property rights;
•other risks arising out of foreign sovereignty over the areas where our operations are conducted; and
•increasingly complex laws and regulations concerning privacy and data security, including but not limited to the European Union's General Data Protection Regulation.
On June 23, 2016, the UK held a referendum in which UK voters approved an exit from the EU. The June 2016 referendum result, and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty regarding when any relationship will be agreed and implemented. The long-term effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.  It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the UK and the EU through potential restrictions on the free movement of goods and labor between the UK and the EU, create economic and political uncertainty in the region, and create other impediments to our ability to transact within and between the UK and EU. Less than 2% of our total consolidated sales originated in the UK and shipped to the EU for the year ended December 31, 2019.
In addition, we could be adversely affected by violations of the FCPA, UK Bribery Act and similar worldwide anti-bribery laws, as well as export controls and economic sanction laws. The FCPA, UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, UK Bribery Act, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of
7 POLYONE CORPORATION

export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.
Any of these risks could have an adverse effect on our international operations by reducing demand for our products.
Natural gas, electricity, fuel, logistics and raw material costs could cause volatility in our results.
The cost of our natural gas, electricity, fuel, logistics and raw materials may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can also cause fluctuations in raw materials prices, which could negatively impact demand for our products and cause volatility in our results.
We face competition from other companies.
We encounter competition in price, payment terms, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.
We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures could also result in the loss of customers.
Cybersecurity breaches, global information systems security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks and products, which could harm our business.
We depend on integrated information systems to conduct our business, including communicating with employees and customers, ordering and managing materials from suppliers, shipping products to customers, and analyzing and reporting results of operations. In addition, we store sensitive data, including proprietary business information, intellectual property and confidential employee or other personal data, on our servers and databases. Cybersecurity breaches, global information systems security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence; however, our systems, networks and products may nevertheless be vulnerable to advanced persistent threats or other types of system failures. Depending on their nature and scope, such threats and system failures could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could cause customers to cancel orders or otherwise adversely affect our reputation, competitiveness and results of operations.
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
We are exposed to fluctuations in foreign currency exchange rates. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar, whether precipitated by governmental monetary policy or otherwise, could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
The agreements governing our debt, including our revolving credit facility, term loan and other debt instruments, contain various covenants that limit our ability to take certain actions and in certain circumstances require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
8 POLYONE CORPORATION

The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing our other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
In addition, our revolving credit facility requires us to comply under certain circumstances with specific financial tests, under which we are required to achieve certain or specific financial and operating results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under such agreements and instruments, which in certain circumstances could be a default under all of these agreements and instruments. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such event, we cannot assure that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt.
Furthermore, certain of these agreements condition our ability to obtain additional borrowing capacity, engage in certain transactions or take certain other actions, on our achievement of certain or specific financial and operating results, although our failure to achieve such results would not result in a default under such agreements. Any future refinancing of our senior secured revolving credit facility or other debt may contain similar restrictive covenants.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2019, we had goodwill of $685.7 million. Additionally, in connection with our planned acquisition of Clariant Masterbatch, we expect that our goodwill will significantly increase. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. Based on our 2019 goodwill impairment test, performed as of October 1, 2019, no reporting units were identified as being at risk of future impairment. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies and Estimates” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Relating to our Planned Acquisition of Clariant Masterbatch
The Clariant Acquisition may not occur at all or may not occur in the expected time frame, which may negatively impact our share price.
On December 19, 2019, we entered into a definitive share purchase agreement (the Agreement) with Clariant and a definitive business transfer agreement (the BTA) with Clariant India, pursuant to which, among other things, and subject to the satisfaction or waiver of specified conditions, we will acquire Clariant Masterbatch.
The consummation of the Clariant Acquisition is not assured. The Clariant Acquisition is subject to risks and uncertainties, including the risks that the necessary regulatory approvals will not be obtained, the risk that PolyOne may be required to divest certain businesses or assets in connection with the Clariant Acquisition, or that other closing conditions will not be satisfied. We cannot predict whether and when such conditions will be required or satisfied.
We may not realize the growth opportunities and cost synergies that are anticipated from the Clariant Acquisition or may experience other difficulties integrating Clariant Masterbatch.
The benefits that are expected to result from the Clariant Acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the Clariant Acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Clariant Masterbatch. There can be no assurance that we will successfully or cost-effectively integrate Clariant Masterbatch. The failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.
We will incur additional debt to complete the Clariant Acquisition. Our ability to generate cash to service this debt depends on many factors beyond our control.
9 POLYONE CORPORATION

At December 31, 2019, we had total debt of approximately $1,242.8 million. We expect to incur approximately $650 million of debt to complete the Clariant Acquisition.
Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. A significant portion of our operations are conducted by our subsidiaries. Our cash flows and our ability to service our indebtedness, including our ability to pay the interest on and principal of our debt when due, may be dependent upon cash dividends and other distributions or other transfers from our subsidiaries. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
The degree to which we are currently leveraged and will be leveraged following the consummation of the Clariant Acquisition could have important consequences for shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

10 POLYONE CORPORATION

ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio, we operate globally with principal locations consisting of 61 manufacturing sites and eight distribution facilities in North America, South America, Europe and Asia. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Specialty Engineered Materials	Color, Additives and Inks		Distribution
1. Birmingham, Alabama	1. Glendale, Arizona	25. Tianjin, China	1. Rancho Cucamonga, California
2. Englewood, Colorado	2. Phoenix, Arizona	26. Tabor, Czech Republic	2. Chicago, Illinois
3. Montrose, Colorado	3. Fort Smith, Arkansas	27. Odkarby, Finland	3. Eagan, Minnesota
4. North Haven, Connecticut	4. Bethel, Connecticut	28. Cergy, France	4. Edison, New Jersey
5. McHenry, Illinois	5. Kennesaw, Georgia	29. Tossiat, France	5. Statesville, North Carolina
6. Winona, Minnesota	6. Elk Grove Village, Illinois	30. Diez, Germany	6. Elyria, Ohio
7. Hickory, North Carolina	7. La Porte, Indiana	31. Gyor, Hungary	7. La Porte, Texas
8. Avon Lake, Ohio	8. St. Louis, Missouri	32. Pune, India	8. Brampton, Ontario, Canada
9. Hatfield, Pennsylvania	9. Lockport, New York	33. Milan, Italy	(8 Distribution Facilities)
10. Changzhou, China	10. Pineville, North Carolina	34. Toluca, Mexico
11. Shenzhen, China	11. Berea, Ohio	35. Eindhoven, Netherlands
12. Suzhou, China	12. Massillon, Ohio	36. Lima, Peru
13. Gaggenau, Germany	13. North Baltimore, Ohio	37. Kutno, Poland
14. Melle, Germany	14. Norwalk, Ohio	38. Jeddah, Saudi Arabia
15. Leeuwarden, Netherlands	15. Lehigh, Pennsylvania	39. Alicante, Spain
16. Barbastro, Spain	16. Mountain Top, Pennsylvania	40. Barcelona, Spain
17. Istanbul, Turkey	17. Vonore, Tennessee	41. Pamplona, Spain
18. Leek, United Kingdom	18. Assesse, Belgium	42. Bangkok, Thailand
Shanghai, China (2)	19. Itupeva, Brazil	43. Knowsley, United Kingdom
Pune, India (1)	20. Novo Hamburgo, Brazil	Shenzhen, China (1)
Pamplona, Spain (1)	21. Pudong (Shanghai), China	Suwanee, Georgia (2)
(18 Manufacturing Plants)	22. & 23. Shanghai, China (3)	Pamplona, Spain (2)
	24. Suzhou, China	(43 Manufacturing Plants)
(1)Facility is not included in manufacturing plants total as it is also included as part of another segment.
(2)Facility is not included in manufacturing plants total as it is a design center/lab.
(3)There are two manufacturing plants located in Shanghai, China.
ITEM 3. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 7, 2020.

Name	Age	Position
Robert M. Patterson	47	Chairman, President and Chief Executive Officer
Bradley C. Richardson	61	Executive Vice President, Chief Financial Officer
Michael A. Garratt	56	Senior Vice President, Chief Commercial Officer
J. Scott Horn	64	Senior Vice President, President of Distribution
Lisa K. Kunkle	51	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	55	Senior Vice President, Global Operations and Process Improvement
Woon Keat Moh	46	Senior Vice President, President of Color, Additives and Inks
Chris L. Pederson	53	Senior Vice President, President of Specialty Engineered Materials
Joel R. Rathbun	47	Senior Vice President, Mergers & Acquisitions
João José San Martin Neto	59	Senior Vice President, Chief Human Resources Officer
11 POLYONE CORPORATION

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
Woon Keat Moh: Senior Vice President, President of Color, Additives and Inks, January 2020 to date. Vice President of Asia, January 2019 to December 2019. General Manager of Specialty Engineered Materials Asia, December 2014 to December 2018. Sales Director of Color and Additives Asia, February 2011 to November 2014. Business Development Manager, Color and Additives Asia, February 2010 to January 2011. From October 1999 to January 2010, Mr. Moh worked for Clariant AG (a global manufacturer of color and additives masterbatch) in various roles of increasing responsibility, culminating in a commercial leadership role in Southeast Asia. He also served as a technical sales executive for Bayer AG (a manufacturer of pigments, dyestuffs, additives, chemical auxiliaries for textile, leather, paper and plastic industry) with its Specialty Products division from 1997 to 1999.

12 POLYONE CORPORATION

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
13 POLYONE CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are traded on the New York Stock Exchange under the symbol “POL.”
As of February 7, 2020, there were 1,704 holders of record of our common shares.
We currently have an authorized common share repurchase program. For the full year 2019, we repurchased 1 million common shares at a weighted average share price of $26.91. During the three months ended December 31, 2019, we repurchased zero common shares as shown in the table below.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	2,107,472
November 1 to November 30	—	$—	—	2,107,472
December 1 to December 31	—	—	—	2,107,472
Total	—	$—	—

(1) On August 18, 2008, we announced that our Board of Directors approved a common share repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On each of October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common share repurchase authorization by an additional 5.3 million shares and 13.2 million shares, respectively. On May 16, 2016, we announced that we would increase our share buyback by 7.3 million shares to 10.0 million shares. As of December 31, 2019, approximately 2.1 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

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

(In millions, except per share data)	2019	2018	2017	2016	2015
Sales	$2,862.7	$2,881.0	$2,590.3	$2,349.4	$2,313.0
Operating income	156.8	178.6	173.1	170.4	177.7
Net income from continuing operations	75.7	87.4	111.1	101.3	95.4
Net income from continuing operations attributable to PolyOne shareholders	75.5	87.7	111.0	101.5	95.3

Cash dividends declared per common share	$0.788	$0.720	$0.580	$0.495	$0.420

Earnings per share from continuing operations attributable to PolyOne shareholders:
Basic	$0.98	$1.10	$1.36	$1.21	$1.09
Diluted	$0.97	$1.09	$1.35	$1.19	$1.07

Total assets	$3,273.3	$2,723.3	$2,705.3	$2,735.8	$2,620.3
Long-term debt	$1,210.9	$1,336.2	$1,276.4	$1,239.4	$1,127.6

15 POLYONE CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Unless otherwise noted, the discussion that follows includes a comparison of our results of operations, liquidity and capital resources, and cash flows for fiscal years 2019 and 2018. For a discussion of changes from fiscal year 2017 to fiscal year 2018, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on January 28, 2020.
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
Our Business
We are a premier provider of specialized and sustainable polymer materials and polymer services and solutions. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2019 sales of $2.9 billion, we have manufacturing sites and distribution facilities across North America, South America, Europe and Asia. We currently employ approximately 5,600 people and offer more than 35,000 polymer solutions to over 10,000 customers across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers).
Key Challenges
Our business faces macroeconomic exposures resulting from economic downturns, especially as it relates to cyclical markets such as building and construction, automotive and industrial. In addition, with 57% and 48% of our respective Color, Additives and Inks and Specialty Engineered Materials segments' sales outside the United States, we experience volatility related to foreign currency fluctuations, most significantly the Euro. Increasing profitability during periods of raw material price volatility is another challenge. Further, we strive to capitalize on the opportunity to accelerate development of products that meet a growing body of environmental laws and regulations such as lead and phthalate restrictions included in the RoHS and the Consumer Product Safety Improvement Act of 2008.
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
We are also committed to sustainability through our four cornerstones of people, products, planet, and performance. We have invested in and are making important contributions to each, which are discussed in depth in our most recent Annual Report and Sustainability Report.
In the short term, we will maintain our focus on sales growth with expanding margins, with a goal of offsetting economic headwinds in certain end markets and geographies, raw material volatility and logistics cost inflation. Longer term, we will continue to focus on accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit while focusing on our four cornerstones of sustainability - people, products, planet and performance - to ensure the growth we achieve is sustainable for us
16 POLYONE CORPORATION

and our customers. Capital expenditures will be focused primarily to support sales growth, investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in our core capabilities and continue to support growth in key markets and product offerings.
We will continue our enterprise-wide Lean Six Sigma program directed at improving margin, profitability and cash flow by applying proven management techniques and strategies to key areas of the business, such as pricing, supply chain and operations management, productivity and quality. Long-term trends that currently provide opportunities to leverage our strategy and commitment to sustainability include improving health and wellness, protecting the environment, globalizing and localizing and increasing energy efficiency. Examples of how our strategy supports these trends can be found in numerous initiatives: active participation in the medical device market, leveraging our global footprint to deliver consistent solutions globally, light weighting and metal replacement and development of solutions that respond to ever-changing market needs by offering alternatives to traditional materials.
Recent Developments
On January 2, 2019, the Company acquired Fiber-Line, LLC (Fiber-Line), a global leader in polymer coated engineered fibers and composite materials, for total consideration of $152.7 million, net of cash acquired and inclusive of contingent consideration. Fiber-Line's results are reported in the Specialty Engineered Materials segment. The preliminary purchase price allocation resulted in intangible assets of $77.1 million, goodwill of $47.0 million, and net working capital of $24.9 million.
On October 25, 2019, PolyOne completed the divestiture of its Performance Products and Solutions business segment (PP&S) for $775 million in cash, subject to a working capital adjustment. Previously, PP&S was included as a separate operating segment. As a result of the sale, the PP&S operating segment results are now reported as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes.
On December 19, 2019, the Company entered into the Agreement with Clariant, and separately entered into the BTA with Clariant India. Pursuant to the Agreement and the BTA, PolyOne has agreed to acquire the masterbatch businesses of Clariant and Clariant India for a net purchase price of $1.45 billion in cash, subject to customary working capital and net debt adjustments. Each of the Agreement and the BTA contain certain customary termination rights, and, with respect to the Agreement only, the requirement that PolyOne pay a termination fee in the event the Agreement is terminated under certain conditions.
The closing of each acquisition is expected to occur in mid-2020, subject to the receipt of regulatory approvals, the satisfaction or waiver of customary closing conditions and, in the case of the Clariant India masterbatch acquisition, shareholder approval of Clariant India.
We intend to use (i) a portion of the net proceeds from the sale of PP&S, (ii) the net proceeds, after deducting the underwriters' discount but before deducting offering expenses, of approximately $496.8 million from the issuance of common shares in an underwritten public offering that we completed in February 2020 and (iii) the net proceeds of an anticipated senior unsecured notes offering to finance the Clariant Acquisition, including the payment of related fees and expenses. Refer to “Liquidity” for more information regarding the financing for the Clariant Acquisition.
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, income from continuing operations, net of income taxes and net income from continuing operations attributable to PolyOne common shareholders is included in the following table:

(In millions)	2019	2018	2017
Sales	$2,862.7	$2,881.0	$2,590.3
Operating income	156.8	178.6	173.1
Net income from continuing operations, net of income taxes	75.7	87.4	111.1
Net income from continuing operations attributable to PolyOne common shareholders	75.5	87.7	111.0

17 POLYONE CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2019 versus 2018		2018 versus 2017
(Dollars in millions, except per share data)	2019	2018	2017	Change	% Change	Change	% Change
Sales	$2,862.7	$2,881.0	$2,590.3	$(18.3)	(0.6)%	$290.7	11.2%
Cost of sales	2,205.5	2,256.2	1,993.9	50.7	2.2%	(262.3)	(13.2)%
Gross margin	657.2	624.8	596.4	32.4	5.2%	28.4	4.8%
Selling and administrative expense	500.4	446.2	423.3	(54.2)	(12.1)%	(22.9)	(5.4)%
Operating income	156.8	178.6	173.1	(21.8)	(12.2)%	5.5	3.2%
Interest expense, net	(59.5)	(62.8)	(60.8)	3.3	5.3%	(2.0)	(3.3)%
Debt extinguishment costs	—	(1.1)	(0.3)	1.1	nm	(0.8)	nm
Other income (expense), net	12.1	(12.9)	(0.1)	25.0	nm	(12.8)	nm
Income from continuing operations before income taxes	109.4	101.8	111.9	7.6	7.5%	(10.1)	(9.0)%
Income tax expense	(33.7)	(14.4)	(0.8)	(19.3)	nm	(13.6)	nm
Net income from continuing operations	$75.7	$87.4	$111.1	$(11.7)	(13.4)%	$(23.7)	(21.3)%
Income (loss) from discontinued operations, net of income taxes	513.1	72.1	(168.7)	441.0	nm	240.8	nm
Net income (loss)	588.8	159.5	(57.6)	429.3	nm	217.1	nm
Net loss (income) attributable to noncontrolling interests	(0.2)	0.3	(0.1)	(0.5)	nm	(0.4)	nm
Net income (loss) attributable to PolyOne common shareholders	$588.6	$159.8	$(57.7)	$428.8	nm	$217.5	nm

Earnings (loss) per share attributable to PolyOne common shareholders - basic:
Continuing operations	$0.98	$1.10	$1.36
Discontinued operations	6.64	0.91	(2.07)
Total	$7.62	$2.01	$(0.71)

Earnings (loss) per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$0.97	$1.09	$1.35
Discontinued operations	6.61	0.90	(2.05)
Total	$7.58	$1.99	$(0.70)

nm - not meaningful
Sales
Sales decreased $18.3 million, or 0.6%, in 2019 compared to 2018, as growth provided by acquisitions of 4.3% was offset by organic sales decline of 3.4% and unfavorable foreign exchange of 1.5%.
Cost of sales
As a percent of sales, cost of sales decreased from 78.3% in 2018 to 77.0% in 2019, primarily as a result of improved mix and lower environmental remediation costs.
Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2019 increased $54.2 million compared to 2018, primarily driven by costs associated with earnout adjustments and acquisitions.
Interest expense, net
Interest expense, net decreased $3.3 million in 2019 compared to 2018 due to favorable impact from net investment hedges, partially offset by the impact of increased interest rates associated with our variable rate debt and higher average outstanding balances. See Note 15, Derivatives and Hedging, to the accompanying consolidated financial statements for detail on hedging instruments.

18 POLYONE CORPORATION

Other income (expense), net
The Company adopted Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. As a result, all components of net periodic benefit cost, except for service costs, are presented here. For further detail, see Note 10, Employee Benefit Plans, to the accompanying consolidated financial statements.
Debt extinguishment costs
Debt extinguishment costs of $1.1 million for 2018 include the write-off of unamortized deferred financing costs and premium and consent payments in connection with the amendments of our senior secured term loan due 2026 and our senior secured revolving credit facility. There were no debt extinguishment costs incurred in 2019. See Note 5, Financing Arrangements, to the accompanying consolidated financial statements for additional information.
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
As of December 31, 2018, we completed our accounting for the tax effects of the enactment of the TCJA. In compliance with the one-year measurement period of the SEC's Staff Accounting Bulletin 118 (SAB 118) (issued December 22, 2017), we have finalized the effects of the TCJA on our existing deferred income tax balances, the one-time transition tax and, as discussed below, the impact the TCJA had on our indefinite reinvestment assertion pursuant to Accounting Principles Board 23 (APB 23). These finalized effects are included as components of income tax expense from continuing operations and are noted in the following tabular reconciliation.
As of December 31, 2018, we completed our analysis with respect to the impact of the TCJA on our continuing assertion that our foreign earnings are indefinitely reinvested pursuant to APB 23 of Accounting Standards Codification 740-30 (ASC 740-30). APB 23 provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. Our assertion has changed with respect to certain earnings of foreign affiliates in certain countries, which resulted in a recognition of tax liabilities. As of December 31, 2018, and as noted in the following tabular reconciliation, the Repatriation of certain foreign earnings from prior and current periods totaled 9.4%. This consisted of an impact of 7.5% to our provision from a decision to repatriate prior year earnings after completing our analysis with respect to the TCJA and 1.9% pertaining to our decision to repatriate certain current year earnings. For the year ended December 31, 2019, the rate impact was 1.6% pertaining to our decision to repatriate certain current year earnings. The rest of our foreign earnings are indefinitely reinvested pursuant to APB 23 and our policy. No deferred income taxes were recorded on outside basis differences as it was not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
We elected to recognize the resulting tax on global intangible low-taxed income (GILTI) and the deduction of foreign-derived intangible income (FDII) as a period expense in the period the tax is incurred.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below.

19 POLYONE CORPORATION

	Twelve Months Ended December 31,
(In millions)	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
Tax on GILTI	1.9	3.3	—
Repatriation on certain foreign earnings from prior and current periods	1.6	9.4	0.8
Net impact of non-deductible acquisition earnouts	2.8	0.2	—
Tax on one-time gain from sale of other assets	6.0	—	—
U.S. tax reform, transition tax	0.2	2.1	17.8
U.S. tax reform, tax effect on net deferred tax liabilities	—	(5.4)	(18.0)
Tax impact of FDII deduction	(2.0)	(0.4)	—
Research and development credit	(2.8)	(0.8)	(1.4)
Domestic production activities deduction	—	(1.1)	(2.4)
Amended prior period tax returns and corresponding favorable audit adjustments	(0.7)	—	(6.8)
Tax benefits on certain foreign investments	—	—	(12.8)
State and local tax, net	4.2	2.3	0.2
Foreign tax rate differential	(8.9)	(12.1)	(20.0)
Foreign permanent items	7.5	(1.6)	2.4
Net impact of uncertain tax positions	(2.4)	(0.6)	4.8
Changes in valuation allowances	1.7	(3.4)	1.4
Other	0.7	1.2	(0.3)
Effective income tax rate	30.8%	14.1%	0.7%
2019 compared to 2018
For 2019, the Company decided to repatriate certain current year foreign earnings that will be remitted in the future which had an unfavorable tax impact of $1.8 million (1.6%). This was lower than 2018, as the decision was to repatriate certain foreign earnings from both current and prior periods having an unfavorable tax impact of $9.6 million (9.4%).
The increase in the State and local tax, net line resulted from an unfavorable state tax audit decision combined with higher domestic earnings in 2019.
The increase in the Foreign permanent items line primarily related to the non-deductibility of interest expense relating to the receipt of tax-exempt dividends which caused an unfavorable tax effect of $10.3 million (9.4%).
The increase in the benefit in the Net impact of uncertain tax positions line resulted from the expiration of statute of limitations and favorable tax settlements.
The unfavorable change reflected in the Changes in valuation allowances line from 2018 to 2019 resulted from operational losses and the absence of the realizability of deferred tax assets that occurred in 2018.
2018 compared to 2017
The increase in the Repatriation on certain foreign earnings from 2017 to 2018 line items resulted from a decision to repatriate certain foreign earnings from 2018 and 2017.
The increase in the State and local tax, net line resulted from an unfavorable state tax audit decision.
In 2018, Foreign permanent items line included a favorable tax treatment of a foreign intellectual property transaction.
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
PolyOne has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution.
Our segments are further discussed in Note 14, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income — 2019 compared with 2018 and 2018 compared with 2017

				2019 versus 2018		2018 versus 2017
(Dollars in millions)	2019	2018	2017	Change	% Change	Change	% Change
Sales:
Color, Additives and Inks	$1,003.8	$1,046.5	$893.2	$(42.7)	(4.1)%	$153.3	17.2%
Specialty Engineered Materials	745.7	645.8	624.3	99.9	15.5%	21.5	3.4%
Distribution	1,192.2	1,265.4	1,154.6	(73.2)	(5.8)%	110.8	9.6%
Corporate and eliminations	(79.0)	(76.7)	(81.8)	(2.3)	(3.0)%	5.1	6.2%
Sales	$2,862.7	$2,881.0	$2,590.3	$(18.3)	(0.6)%	$290.7	11.2%

Operating income:
Color, Additives and Inks	$147.4	$158.5	$138.6	$(11.1)	(7.0)%	$19.9	14.4%
Specialty Engineered Materials	86.8	72.3	75.5	14.5	20.1%	(3.2)	(4.2)%
Distribution	75.4	71.5	72.6	3.9	5.5%	(1.1)	(1.5)%
Corporate and eliminations	(152.8)	(123.7)	(113.6)	(29.1)	(23.5)%	(10.1)	(8.9)%
Operating income	$156.8	$178.6	$173.1	$(21.8)	(12.2)%	$5.5	3.2%

Operating income as a percentage of sales:
Color, Additives and Inks	14.7%	15.1%	15.5%	(0.4)%	points	(0.4)%	points
Specialty Engineered Materials	11.6%	11.2%	12.1%	0.4%	points	(0.9)%	points
Distribution	6.3%	5.7%	6.3%	0.6%	points	(0.6)%	points
Total	5.5%	6.2%	6.7%	(0.7)%	points	(0.5)%	points

21 POLYONE CORPORATION

Color, Additives and Inks
Sales decreased $42.7 million, or 4.1%, in 2019 compared to 2018. Growth in sustainable solutions and the packaging and healthcare end markets, as well as continued gains in pricing and mix, were more than offset by continued weakness in the Chinese automotive end market as well as the North American consumer and industrial markets. Unfavorable foreign exchange reduced sales by 2.5%.
Operating income decreased $11.1 million in 2019 compared to 2018. Unfavorable foreign exchange and the continued softness in the automotive and consumer end markets drove the decline.
Specialty Engineered Materials
Sales increased $99.9 million, or 15.5%, in 2019 compared to 2018. Acquisitions contributed 19.0% growth while North America composites, healthcare, and the wire and cable end markets contributed as well. These gains were partially offset by unfavorable foreign exchange of 2.4% and weakness in the transportation and electronic end markets.
Operating income increased by $14.5 million in 2019 compared to 2018 as a result of acquisitions and margin expansion from improved mix, which were partially offset by unfavorable foreign exchange.
Distribution
Sales decreased $73.2 million, or 5.8%, in 2019 compared to 2018 due to lower volume and average selling prices, reflecting raw material deflation.
Operating income increased $3.9 million in 2019 compared to 2018 as a result of improved mix and pricing.
Corporate and Eliminations
Corporate and eliminations increased $29.1 million in 2019 compared to 2018. This increase was primarily as a result of adjustments to estimated earnout liabilities due to better than expected results from recent acquisitions. See Note 2, Business Combinations to the accompanying condensed consolidated financial statements for further details.
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
The following table summarizes our liquidity as of December 31, 2019:

(In millions)
Cash and cash equivalents	$864.7
Revolving credit availability	281.1
Liquidity	$1,145.8
As of December 31, 2019, approximately 29% of the Company’s cash and cash equivalents resided outside the United States.
Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, will allow us to maintain adequate levels of available capital to fund our operations, meet debt service obligations, continue paying dividends, and opportunistically repurchase outstanding common shares.
In connection with the Clariant Acquisition, on December 19, 2019, we entered into a Commitment Letter with a number of banks (the Commitment Parties), pursuant to which the Commitment Parties have provided a 12-month commitment for a $1.15 billion senior unsecured bridge loan facility (the Bridge Facility) for purposes of funding the Clariant Acquisition. The Commitment Parties’ commitments under the Bridge Facility were subsequently reduced on a dollar-for-dollar basis by the net proceeds from the issuance of common shares in an underwritten public offering that we completed in February 2020. The Company currently intends to issue new senior unsecured notes in lieu of borrowing under the Bridge Facility.
22 POLYONE CORPORATION

Expected sources of cash in 2020 outside of the Clariant Acquisition include cash from operations and available liquidity under our revolving credit facility, if needed. Outside of the Clariant Acquisition, expected uses of cash in 2020 include select specialty acquisitions, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures. Capital expenditures are currently estimated to be approximately $65.0 million in 2020, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
Additionally, as further described in Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements, we may incur additional uses of cash for environmental remediation at the former Goodrich Corporation Calvert City site.
Cash Flows
The following summarizes our cash flows from operating, investing and financing activities.

(In millions)	2019	2018	2017
Cash provided by (used by):
Operating Activities	$300.8	$253.7	$202.4
Investing Activities	611.9	(170.3)	(119.4)
Financing Activities	(218.3)	(148.1)	(72.7)
Effect of exchange rate on cash	(0.6)	(8.0)	6.6
Net increase (decrease) in cash and cash equivalents	$693.8	$(72.7)	$16.9

Operating activities
In 2019, net cash provided by operating activities was $300.8 million as compared to $253.7 million in 2018. This increase was primarily as a result of working capital improvements.
In 2018, net cash provided by operating activities was $253.7 million as compared to $202.4 million in 2017. The increase in net cash provided by operating activities of $51.3 million primarily reflects improved working capital as well as a receipt of $27.9 million of U.S. federal income tax refunds.
Investing Activities
Net cash provided by investing activities during 2019 of $611.9 primarily reflects $119.6 million for the acquisition of Fiber-Line, and $81.7 million of capital expenditures, $761.8 proceeds from the divestiture of PP&S, and $51.4 million cash proceeds from the sale of other assets.
Net cash used by investing activities during 2018 of $170.3 million reflects acquisitions of $98.6 million and capital expenditures of $76.0 million.
Financing Activities
Net cash used by financing activities in 2019 primarily reflects $60.3 million of dividends paid, repurchases of our outstanding common shares of $26.9 million, net repayments of $120.5 million under our senior secured revolving credit facility, and from proceeds received from the sale of PP&S.
Net cash used by financing activities in 2018 primarily reflects repurchases of $123.0 million of our outstanding common shares, cash dividends paid of $56.1 million, and repayment of debt of $22.9 million. Net borrowings of $62.6 million under our revolving credit facilities partially offset these uses.
23 POLYONE CORPORATION

Total Debt
The following table summarizes debt as presented at December 31, 2019 and 2018.

(In millions)	December 31, 2019	December 31, 2018
Senior secured revolving credit facility due 2022	$—	$120.1
Senior secured term loan due 2026	614.7	619.8
5.25% senior notes due 2023	596.3	595.0
Other Debt	18.3	20.7
Total Debt	$1,229.3	$1,355.6
Less short-term and current portion of long-term debt	18.4	19.4
Total long-term debt, net of current portion	$1,210.9	$1,336.2

On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 175 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points, or (ii) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The weighted average annual interest rate under the senior secured term loan for the year ended December 31, 2019 and 2018 was 4.01% and 3.80%, respectively. The total principal repayments for the year ended December 31, 2019 were $6.5 million.
The Company maintains a senior secured revolving credit facility, which matures on February 24, 2022 and provides a maximum borrowing facility size of $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. On June 28, 2019, the Company amended and restated its senior secured revolving credit facility to, among other things, add a European line of credit, up to the euro equivalent of $50.0 million, subject to a borrowing base with advances against certain European accounts receivable. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. The weighted average annual interest rate under this facility for the year ended December 31, 2019 and 2018 was 3.90% and 3.35%, respectively. As of December 31, 2019, we had no borrowings under our revolving credit facility, which had remaining availability of $279.4 million. As of December 31, 2018, we had borrowings of $120.1 million under our revolving credit facility, which had remaining availability of $279.4 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2019, we were in compliance with all covenants.
As of both December 31, 2019 and 2018, the Company maintained a credit line of $12.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2019, letters of credit under the credit line were immaterial and borrowings were $10.3 million with a weighted average annual interest rate of 3.14%. As of December 31, 2018, letters of credit under the credit line were immaterial and borrowings were $10.7 million with a weighted average annual interest rate of 3.35%. As of December 31, 2019 and 2018, there was remaining availability on the credit line of $1.7 million and $1.3 million, respectively.
For additional information about our debt obligations, see Note 5, Financing Arrangements, to the accompanying consolidated financial statements.
24 POLYONE CORPORATION

Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $10.3 million of which was used at December 31, 2019. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2019:

	Payment Due by Period
(In millions)	Total	2020	2021 & 2022	2023 & 2024	Thereafter
Total debt (1)	$1,242.8	$18.4	$14.7	$614.0	$595.7
Operating leases	71.7	24.0	27.3	12.6	7.8
Interest on long-term debt obligations (2)	355.0	70.6	126.4	101.6	56.4
Pension and post-retirement obligations (3)	44.3	5.0	9.9	9.1	20.3
Purchase obligations (4)	35.8	21.5	13.7	0.6	—
Total	$1,749.6	$139.5	$192.0	$737.9	$680.2
(1)Total debt includes both the current and long-term portions of debt and capital lease obligations.
(2)Represents estimated contractual interest payments for all outstanding debt.
(3)Pension and post-retirement obligations relate to our U.S. and international pension and other post-retirement plans. The expected payments associated with these plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns for a 10 year period. Due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension postretirement benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments.
(4)Purchase obligations are primarily comprised of service agreements related to telecommunication, information technology, utilities and other manufacturing plant services and certain capital commitments.
The table excludes the liability for unrecognized income tax benefits, because we cannot predict with reasonable certainty the timing of cash settlements, if any, with the applicable taxing authorities. At December 31, 2019, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $12.6 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that we are aware of as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Environmental Liabilities
•    Based upon our estimates, we had an undiscounted accrual of $112.0 million at December 31, 2019 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable.
•    With respect to the former Goodrich Corporation Calvert City site, the United States Environmental Protection Agency (USEPA) issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial design. In October 2019, the USEPA sent a Special Notice Letter to PolyOne, Westlake Vinyls, and Goodrich Corporation, inviting negotiation of a Consent Decree to perform the remedial actions at the site. On December 23, 2019, the three companies submitted to the USEPA a Good Faith Offer letter agreeing to negotiate a Consent Decree, along with a draft proposed Consent Decree and draft remedial action Work Plan.
•    Franklin-Burlington, a subsidiary of PolyOne's former DSS business, is listed as a cooperating party along with approximately 70 other companies. The cooperating parties are working with the EPA on the lower Passaic River Study Area. Based on currently available information as of December 31, 2019, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River and therefore have not accrued for costs of remediation to the lower Passaic River.
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

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASC) Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2019, we recognized a $9.6 million benefit as a result of the recognition of these actuarial gains, which favorably impacted net income (loss), comprehensive income (loss) and the funded status of our pension plans. primarily the result of actual asset returns that were higher than our assumed returns and mortality assumptions. Partially offsetting these gains was a decrease in our discount rate.

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
•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 5.68% for 2019, 5.09% for 2018 and 6.08% for 2017.
•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2019, we adopted the MP-2018 mortality improvement scale which was issued by the Society of Actuaries in October 2019.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2019 and 2018 were 4.11% and 3.62%, respectively, post-retirement liabilities were 3.98% and 3.60%, respectively. As of December 31, 2019, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $19.4 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2019 would result in a change of approximately $1.3 million in the 2020 net periodic benefit cost.
•    The expected long-term return on plan assets utilized as of January 1, 2019 and 2018 was 5.68% and 5.09%, respectively. An increase/decrease in our expected long-term return on plan assets of 50 basis points as of December 31, 2019, would result in a change of approximately $2.2 million to 2019 net periodic benefit cost.

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

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. We have provided valuation allowances as of December 31, 2019, aggregating to $16.2 million primarily against certain foreign and state net operating loss carryforwards based on our current assessment of future operating results and other factors. At December 31, 2019, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $12.6 million.
•  Undistributed and indefinitely reinvested earnings for certain consolidated non-U.S. subsidiaries were approximately $395 million as of December 31, 2019. No provision was made on these earnings as APB 23 of ASC 740-30 provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. Additionally, no deferred income taxes were recorded on outside basis differences as it was not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.

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
•      Based on our 2019 annual impairment test performed on October 1st, we determined there were no reporting units considered to be at risk of future impairment due to the fair value's proximity to the carrying value. We believe that the current assumptions and estimates are reasonable, supportable and appropriate. The business could be impacted by unforeseen changes in market factors or opportunities, which could impact our existing assumptions used in our impairment test. As such, there can be no assurance that these estimates and assumptions made for the purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

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

•     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived trade name
•     Based on our 2019 annual impairment test, no trade names were considered at risk.

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
Interest rate exposure — Interest on our revolving credit facility and senior secured term loan is based upon a Prime rate or LIBOR, plus a margin. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2019.
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
29 POLYONE CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30 POLYONE CORPORATION

MANAGEMENT’S REPORT
The management of PolyOne Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of PolyOne Corporation as of and for the year ended December 31, 2019.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2019 and found them to be effective.
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
Management has assessed the effectiveness of PolyOne’s internal control over financial reporting as of December 31, 2019 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 68 of this Annual Report, which concludes that as of December 31, 2019, PolyOne’s internal control over financial reporting is effective and that no material weaknesses were identified.

/s/ ROBERT M. PATTERSON	/s/ BRADLEY C. RICHARDSON

Robert M. Patterson	Bradley C. Richardson
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 18, 2020

31 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
Opinion on Internal Control over Financial Reporting
We have audited PolyOne Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PolyOne Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PolyOne Corporation as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of PolyOne Corporation and our report dated February 18, 2020, expressed an unqualified opinion thereon.
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

Cleveland, Ohio
February 18, 2020
32 POLYONE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of PolyOne Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PolyOne Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Environmental Accrued Liabilities
Description of the Matter	As described in Note 11 to the consolidated financial statements, the environmental accrued liability as of December 31, 2019 is approximately $112 million and is comprised primarily of the cost estimate for the Calvert City location of $100.8 million. The Company records an accrual for probable future environmental remediation projects on an undiscounted basis which represents management’s best estimate of probable future costs based upon currently available information and technology and management’s view of the most likely remedy.

Auditing the determination of the accrual involved a high degree of subjectivity as estimates underlying the determination of the accrual were based on assumptions unique to the affected site and subject to various laws and regulations governing the protection of the applicable environment. Actual costs incurred in future periods could differ from amounts estimated and future changes to environmental laws and regulations could increase the extent of remediation work required, therefore the calculation is complicated due to uncertainty in determining the probable future costs and the extent of the remediation efforts.

33 POLYONE CORPORATION

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to establish the environmental accrued liability, including management’s review and evaluation of the information included in the Calvert City Record of Decision and the Administrative Settlement Agreement and Order on Consent issued by the United States Environmental Protection Agency (USEPA). For example, we tested controls over management’s review of the estimation and the significant assumptions used to develop future cost estimates. We also tested management’s controls to validate that the data used in the accrual estimate was complete and accurate.

With the assistance of our specialist, we tested the balance of the environmental accrued liability and the disclosure of the expected cost to remediate. Our audit procedures included, among others, making inquiries of internal general counsel, obtaining internal general counsel’s representation and external communications used in determining the environmental accrued liability. This included an evaluation of externally available information and a comparison of management’s cost estimates to the estimates published in the Record of Decision by the USEPA. We tested the significant assumptions used by management by comparing those assumptions to accepted industry practice and information included in the Record of Decision issued by the USEPA. We examined historical costs for recurring items and compared those amounts to future projections for similar costs.

Quantitative Impairment Assessment of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was approximately $685.7 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or at an interim date if potential impairment indicators are present. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. Goodwill is tested for impairment, quantitatively or qualitatively, at the reporting unit level. As it relates to the quantitative approach, the Company uses an income approach to estimate the fair value of the reporting units using a combination of internal forecasts, external market information and discounted cash flow projections.

Auditing the impairment assessment of the quantitative goodwill assessment is complex as the income approach requires the Company to make assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures. The fair value of the reporting unit is based on a number of subjective factors including; (a) appropriate consideration of valuation approaches, (b) the consideration of the Company’s business outlook, and (c) weighted average cost of capital (discount rate), annual and terminal growth rates and market multiples for estimated cash flows.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantitative impairment assessment of goodwill, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also utilized our specialist to assist in the review of the methodology, weighted average cost of capital and terminal growth rates used by the Company.

34 POLYONE CORPORATION

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
Cleveland, Ohio
February 18, 2020
35 POLYONE CORPORATION

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Sales	$2,862.7	$2,881.0	$2,590.3
Cost of sales	2,205.5	2,256.2	1,993.9
Gross margin	657.2	624.8	596.4
Selling and administrative expense	500.4	446.2	423.3
Operating income	156.8	178.6	173.1
Interest expense, net	(59.5)	(62.8)	(60.8)
Debt extinguishment costs	—	(1.1)	(0.3)
Other income (expense), net	12.1	(12.9)	(0.1)
Income from continuing operations before income taxes	109.4	101.8	111.9
Income tax expense	(33.7)	(14.4)	(0.8)
Net income from continuing operations	75.7	87.4	111.1
Income (loss) from discontinued operations, net of income taxes	513.1	72.1	(168.7)
Net income (loss)	588.8	159.5	(57.6)
Net (income) loss attributable to noncontrolling interests	(0.2)	0.3	(0.1)
Net income (loss) attributable to PolyOne common shareholders	$588.6	$159.8	$(57.7)

Earnings (loss) per share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.98	$1.10	$1.36
Discontinued operations	6.64	0.91	(2.07)
Total	$7.62	$2.01	$(0.71)

Earnings (loss) per share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.97	$1.09	$1.35
Discontinued operations	6.61	0.90	(2.05)
Total	$7.58	$1.99	$(0.70)

Weighted-average shares used to compute earnings per common share:
Basic	77.2	79.7	81.5
Plus dilutive impact of share-based compensation	0.5	0.7	0.6
Diluted	77.7	80.4	82.1

Anti-dilutive shares not included in diluted common shares outstanding	0.6	—	0.6

Cash dividends declared per share of common stock	$0.788	$0.720	$0.580
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 POLYONE CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2019	2018	2017
Net income (loss)	$588.8	$159.5	$(57.6)
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	2.2	(27.6)	41.2
Cash flow hedges	(2.5)	(1.3)	—
Other	—	(0.4)	—
Total other comprehensive (loss) income	(0.3)	(29.3)	41.2
Total comprehensive income (loss)	588.5	130.2	(16.4)
Comprehensive (income) loss attributable to noncontrolling interests	(0.2)	0.3	(0.1)
Comprehensive income (loss) attributable to PolyOne common shareholders	$588.3	$130.5	$(16.5)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 POLYONE CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$864.7	$170.9
Accounts receivable, net	330.0	347.2
Inventories, net	260.9	284.6
Current assets held for sale	—	129.7
Other current assets	57.7	66.4
Total current assets	1,513.3	998.8
Property, net	407.4	384.5
Goodwill	685.7	639.1
Intangible assets, net	469.3	422.4
Operating lease assets, net	63.8	—
Non-current assets held for sale	—	124.5
Other non-current assets	133.8	154.0
Total assets	$3,273.3	$2,723.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.4	$19.4
Accounts payable	287.7	305.0
Current operating lease obligations	21.0	—
Current liabilities held for sale	—	104.5
Accrued expenses and other current liabilities	375.4	128.7
Total current liabilities	702.5	557.6
Non-current liabilities:
Long-term debt	1,210.9	1,336.2
Pension and other post-retirement benefits	56.6	54.3
Deferred income taxes	63.5	69.1
Non-current operating lease obligations	42.8	—
Non-current liabilities held for sale	—	3.3
Other non-current liabilities	144.3	162.2
Total non-current liabilities	1,518.1	1,625.1

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,175.2	1,166.9
Retained earnings	1,001.2	472.9
Common shares held in treasury, at cost, 45.3 shares in 2019 and 44.5 shares in 2018	(1,043.1)	(1,018.7)
Accumulated other comprehensive loss	(82.6)	(82.3)
PolyOne shareholders’ equity	1,051.9	540.0
Noncontrolling interest	0.8	0.6
Total equity	1,052.7	540.6
Total liabilities and equity	$3,273.3	$2,723.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 POLYONE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2019	2018	2017
Operating activities
Net income (loss)	$588.8	$159.5	$(57.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) Loss on sale of business, net of tax	(457.7)	—	227.7
Depreciation and amortization	87.5	88.5	97.4
Accelerated depreciation and fixed asset charges associated with restructuring activities	—	3.0	0.9
Gain from sale of closed facilities	—	—	(3.6)
Deferred income tax benefit	(3.2)	(4.8)	(1.4)
Debt extinguishment costs	—	1.1	0.3
Share-based compensation expense	12.3	10.9	10.2
Changes in assets and liabilities, net of the effect of acquisitions:
Decrease (increase) in accounts receivable	29.7	(11.3)	(44.7)
Decrease (increase) in inventories	40.2	(10.6)	(41.1)
(Decrease) increase in accounts payable	(22.7)	7.9	52.2
(Decrease) increase in pension and other post-retirement benefits	(19.7)	4.8	(9.6)
Increase in post-acquisition earnouts	36.4	0.7	—
Increase (decrease) in accrued expenses and other assets and liabilities - net	9.2	4.0	(28.3)
Net cash provided by operating activities	300.8	253.7	202.4

Investing activities
Capital expenditures	(81.7)	(76.0)	(79.6)
Business acquisitions, net of cash acquired	(119.6)	(98.6)	(163.8)
Net proceeds from divestiture	761.8	—	111.0
Net proceeds from other assets	51.4	4.3	13.0
Net cash provided (used) by investing activities	611.9	(170.3)	(119.4)

Financing activities
Borrowings under credit facilities	963.4	1,152.9	1,472.9
Repayments under credit facilities	(1,083.9)	(1,090.3)	(1,417.0)
Purchase of common shares for treasury	(26.9)	(123.0)	(70.7)
Cash dividends paid	(60.3)	(56.1)	(44.1)
Repayment of other debt	(1.8)	(16.4)	—
Repayment of long-term debt	(6.5)	(6.5)	(6.5)
Payments on withholding tax on share awards	(2.1)	(4.1)	(4.7)
Debt financing costs	(0.2)	(4.6)	(2.6)
Net cash used by financing activities	(218.3)	(148.1)	(72.7)
Effect of exchange rate changes on cash	(0.6)	(8.0)	6.6
Increase (decrease) in cash and cash equivalents	693.8	(72.7)	16.9
Cash and cash equivalents at beginning of year	170.9	243.6	226.7
Cash and cash equivalents at end of year	$864.7	$170.9	$243.6
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 POLYONE CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2017	122.2	(39.6)	$1.2	$1,157.1	$491.2	$(830.6)	$(94.2)	$724.7	$0.8	$725.5
Net (loss) income	—	—	—	—	(57.7)	—	—	(57.7)	0.1	(57.6)
Other comprehensive income	—	—	—	—	—	—	41.2	41.2	—	41.2
Cash dividends declared (1)	—	—	—	—	(46.9)	—	—	(46.9)	—	(46.9)
Repurchase of common shares	—	(2.0)	—	—	—	(70.7)	—	(70.7)	—	(70.7)
Stock-based compensation and exercise of awards	—	0.3	—	4.4	—	3.0	—	7.4	—	7.4
Other (2)	—	—	—	—	0.5	—	—	0.5	—	0.5
Balance at December 31, 2017	122.2	(41.3)	$1.2	$1,161.5	$387.1	$(898.3)	$(53.0)	$598.5	$0.9	$599.4
Net income (loss)	—	—	—	—	159.8	—	—	159.8	(0.3)	159.5
Other comprehensive loss	—	—	—	—	—	—	(29.3)	(29.3)	—	(29.3)
Cash dividends declared (1)	—	—	—	—	(57.5)	—	—	(57.5)	—	(57.5)
Repurchase of common shares	—	(3.4)	—	—	—	(123.0)	—	(123.0)	—	(123.0)
Stock-based compensation and exercise of awards	—	0.2	—	5.4	—	2.6	—	8.0	—	8.0
Other (2)	—	—	—	—	(16.5)	—	—	(16.5)	—	(16.5)
Balance at December 31, 2018	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income	—	—	—	—	588.6	—	—	588.6	0.2	588.8
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Cash dividends declared (1)	—	—	—	—	(60.3)	—	—	(60.3)	—	(60.3)
Repurchase of common shares	—	(1.0)	—	—	—	(26.9)	—	(26.9)	—	(26.9)
Stock-based compensation and exercise of awards	—	0.2	—	8.3	—	2.5	—	10.8	—	10.8
Balance at December 31, 2019	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7

(1) Dividends declared per share were $0.788, $0.720, and $0.580 for the years ended December 31, 2019, 2018, and 2017, respectively.
(2) In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), which requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense or benefit in the period the sale or transfer occurs. We recognized an adjustment of $17.0 million to beginning retained earnings upon adoption of this standard on January 1, 2018 from transactions completed as of December 31, 2017.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

40 POLYONE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized and sustainable polymer materials and polymer services and solutions. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at manufacturing sites and distribution facilities across North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics (our customers). When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “PolyOne” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Our operations are located primarily in North America, South America, Europe and Asia. Our operations are reported in three reportable segments: Color, Additives and Inks; Specialty Engineered Materials; and Distribution. See Note 14, Segment Information, for more information.
Accounting Standards Adopted
On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements.
We elected to transition to ASC 842 using the option to apply the standard on its effective date, January 1, 2019. The comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 6, Leasing Arrangements. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. We have recognized additional operating lease assets and obligations of $72.3 million and $63.8 million as of January 1, 2019 and December 31, 2019, respectively. We elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. Additionally, we elected to not use hindsight to determine lease terms and to not separate non-lease components within our lease portfolio. For additional disclosure and detail, see Note 6, Leasing Arrangements.
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
ASU 2017-07 provides a practical expedient to utilize previously disclosed components of net periodic benefit costs as an estimate for retrospective presentation. Utilizing this practical expedient, the Company reclassified non-service components of net periodic benefit cost from Cost of sales and Selling and administrative expense into Other income, net on the Consolidated Statements of Income. The adoption of ASU 2017-07 resulted in $9.6 million of costs for the year ended December 31, 2018 and a gain of $4.7 million for the year ended December 31, 2017 of the non-service components of net periodic benefit presented in Other income, net. For additional detail on the components of our annual net periodic benefit cost, see Note 10, Employee Benefit Plans.
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
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model (CECL) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update,
41 POLYONE CORPORATION

including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance became effective for the Company on January 1, 2020, including the interim periods in the year. The Company is in the process of finalizing the business processes and controls to support recognition of credit losses and related disclosures under the new standard. We currently do not expect ASU 2016-13 to have a material effect on our consolidated financial statements and related disclosures.
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
Allowance for Doubtful Accounts
We evaluate the collectability of receivables based on a combination of factors, each of which are adjusted if specific circumstances change. We reserve for amounts determined to be uncollectible based on a specific customer’s inability to meet its financial obligation to us. We also record a general reserve based on the age of receivables past due, economic conditions and historical experience. In estimating the allowance, we take into consideration the existence of credit insurance. The allowance for doubtful accounts was $2.6 million and $2.3 million as of December 31, 2019 and 2018, respectively.
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
We account for operating and capital leases under the provisions of FASB ASC Topic 842, Leases.
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The remaining useful lives range up to 20 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2019, 2018 or 2017.

42 POLYONE CORPORATION

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
Our annual measurement date for testing impairment of goodwill and indefinite-lived intangibles is October 1. We completed our testing of impairment as of October 1, noting no impairment in 2019, 2018 or 2017. There are no reporting units identified as at-risk of future impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2020.
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
A qualitative approach for both goodwill and indefinite-lived intangible assets is performed if the last quantitative test exceeded certain thresholds. During our qualitative approach, we assess whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed for each asset, as described above.
Indefinite-lived intangible assets primarily consist of the GLS, ColorMatrix, Gordon Composites, and Fiber-Line trade names. Indefinite-lived intangible assets are tested, quantitatively or qualitatively, for impairment annually at the same time we test goodwill for impairment. For our quantitative approach, the implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value using a weighted-average cost of capital that is determined based on current market conditions. This fair value is then compared with the carrying value of the trade name.
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
We are exposed to foreign currency changes and to changes in cash flows due to changes in our contractually specified interest rates (e.g., LIBOR) in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, in accordance with ASU 2017-12, we assess at inception whether the financial instruments
43 POLYONE CORPORATION

used in the hedging transaction are highly effective at offsetting changes in either the fair values or cash flows of the underlying exposures. If highly effective, any subsequent test may be done qualitatively.
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
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss in 2019, 2018 and 2017 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Cash Flow Hedges	Other	Total
Balance at January 1, 2017	$(99.8)	$5.2	$—	$0.4	$(94.2)
Translation Adjustments	41.2	—	—	—	41.2
Balance at December 31, 2017	(58.6)	5.2	—	0.4	(53.0)
Translation Adjustments	(25.6)	—	—	—	(25.6)
Unrealized losses	(2.0)	—	(1.3)	—	(3.3)
Other	—	—	—	(0.4)	(0.4)
Balance at December 31, 2018	(86.2)	5.2	(1.3)	—	(82.3)
Translation Adjustments	(6.9)	—	—	—	(6.9)
Unrealized gains (losses)	9.1	—	(2.5)	—	6.6
Balance at December 31, 2019	$(84.0)	$5.2	$(3.8)	$—	$(82.6)
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
Research and Development Expense
Research and development costs of $50.6 million in 2019, $49.6 million in 2018 and $45.3 million in 2017 are charged to expense as incurred.
44 POLYONE CORPORATION

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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income (Loss). As of December 31, 2019, we had one active share-based employee compensation plan, which is described more fully in Note 13, Share-Based Compensation.
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
Note 2 — BUSINESS COMBINATIONS
On December 19, 2019, we entered into a definitive share purchase agreement (the Agreement) with Clariant AG, a corporation organized and existing under the laws of Switzerland (Clariant), and through one of our wholly owned subsidiaries, a definitive business transfer agreement (the BTA), with Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority-owned subsidiary of Clariant (Clariant India). Pursuant to the Agreement, we have agreed to acquire Clariant’s global masterbatch business outside of India, and pursuant to the BTA, we have agreed to purchase Clariant India’s masterbatch business, for a net purchase price of $1.45 billion in cash, subject to customary working capital and net debt adjustments. Each of the Agreement and the BTA contain certain customary termination rights, and, with respect to the Agreement only, the requirement that PolyOne pay a termination fee in the event the Agreement is terminated under certain conditions. The closing of each acquisition is expected to occur in mid-2020, subject to the receipt of regulatory approvals, the satisfaction or waiver of customary closing conditions and, in the case of the Clariant India masterbatch acquisition, shareholder approval of Clariant India. In connection with the Clariant Acquisition, on December 19, 2019, we entered into a Commitment Letter with a number of banks (the Commitment Parties), pursuant to which the Commitment Parties have provided a 12-month commitment for a $1.15 billion senior unsecured bridge loan facility (the Bridge Facility) for purposes of funding the Clariant Acquisition. The Commitment Parties’ commitments under the Bridge Facility were subsequently reduced on a dollar-for-dollar basis by the net proceeds from the issuance of common shares described below. The Company currently intends to issue new senior unsecured notes in lieu of borrowing under the Bridge Facility. We intend to use (i) a portion of the net proceeds from the sale of our Performance Products and Solutions segment (PP&S), (ii) the net proceeds from the issuance of common shares in an underwritten public offering that we completed in February 2020 and (iii) the net proceeds of a senior unsecured notes offering to finance the Clariant Acquisition, including the payment of related fees and expenses.
On January 2, 2019, the Company acquired Fiber-Line, LLC (Fiber-Line), a global leader in polymer coated engineered fibers and composite materials, for total consideration of $152.7 million, net of cash acquired and inclusive of contingent consideration. Fiber-Line's results are reported in the Specialty Engineered Materials segment. The purchase price allocation resulted in intangible assets of $77.1 million, goodwill of $47.0 million, and net working capital of $24.9 million. Of the total goodwill, $22.9 million was deductible for U.S. federal income tax purposes. The definite-lived intangible assets that have been acquired are being amortized over a period of five to 19 years. Fiber-Line's sales included in the Company's results for the twelve months ended December 31, 2019 were $114.7 million.
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line have contingent consideration that includes earnouts payable over periods of up to two years in the event that certain operating results are
45 POLYONE CORPORATION

achieved. The PlastiComp earnout has a ceiling of $35 million. The Fiber-Line earnout is based on two annual earnout periods, with the second earnout period target based on year-one results. We estimate the total earnout payment for Fiber-Line to be in the range of $55 to $70 million. The earnouts are considered Level 3 under the fair value hierarchy as the fair value is based on unobservable inputs, which require PolyOne to develop its own assumptions. The earnouts are valued each quarter using Monte Carlo simulation analyses in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. As of December 31, 2019, we had recorded a total of $87.9 million of contingent consideration liabilities for both acquisitions, all of which was reflected within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. During the twelve months ended December 31, 2019, the Company recorded charges of $36.4 million, associated with the earnouts within Selling and administrative expense on the Condensed Consolidated Statements of Income that was primarily attributable to improved earnings from the acquisitions.

The fair value of intangible assets acquired during the year ended December 31, 2019, including their estimated useful lives are as follows:

(In millions)	Fair Value	Useful Life
Customer relationships	$9.0	16
Patents, technology and other	58.9	5 - 19
Indefinite-lived trade names	9.2	N/A
Total	$77.1

Note 3 — DISCONTINUED OPERATIONS
On July 19, 2017, PolyOne divested its Designed Structures and Solutions segment (DSS) for $115.0 million cash. The sale resulted in the recognition of an after-tax loss of $229.0 million that was primarily recognized during the second quarter of 2017.
The following table summarizes the discontinued operations associated with DSS for the years ended December 31, 2018 and 2017, which is reflected within the Loss from discontinued operations, net of income taxes line of the Consolidated Statements of Income (Loss):

(In millions)	2018	2017
Sales	$—	$222.1

Loss on sale	$(1.8)	$(295.6)
Loss from Operations	—	(8.6)
Loss before taxes	(1.8)	(304.2)
Income tax benefit	0.5	73.0
Loss from discontinued operations, net of taxes	$(1.3)	$(231.2)

On October 25, 2019, PolyOne divested PP&S for $775.0 million cash subject to a customary working capital adjustment. The sale resulted in the recognition of an after-tax gain of $457.7 million, which is reflected within the Income (loss) from discontinued operations, net of income taxes line of the Consolidated Statements of Income (Loss).
PolyOne has continuing involvement with the former PP&S business following the close of the transaction. The Company entered into a four-year distribution agreement with the former PP&S business to be the exclusive distributor for certain products, under terms that were similar prior to the disposal transaction. PolyOne and the former PP&S business have also entered into contract manufacturing and supply agreements for certain products for a two-year period.
The following table summarizes the discontinued operations associated with PP&S for the years ended December 31, 2019, 2018 and 2017, which is reflected within the Income (loss) from discontinued operations, net of income taxes line of the Consolidated Statements of Income (Loss):
46 POLYONE CORPORATION

(In millions)	2019	2018	2017
Sales	$488.9	$652.4	$639.6
Cost of sales	(390.1)	(532.3)	(517.1)
Selling and administrative expense	(28.0)	(24.7)	(22.1)
Gain on sale	591.2	—	—
Pretax income of discontinued operations	662.0	95.4	100.4
Income tax expense	(148.9)	(22.0)	(37.9)
Income from discontinued operations, net of taxes	$513.1	$73.4	$62.5

The following table summarizes the major classes of assets and liabilities of PP&S that were classified as held for sale in the consolidated balance sheets as of December 31, 2018:

Year Ended December 31,
(In millions)	2018
Assets:
Current assets:
Accounts receivable, net	$66.2
Inventories, net	60.1
Other current assets	3.4
Current assets held for sale	129.7
Non-current assets:
Property, net	$110.9
Goodwill	11.2
Other non-current assets	2.4
Non-current assets held for sale	124.5

Total assets held for sale	$254.2

Liabilities
Current liabilities:
Accounts payable	$94.0
Other current liabilities	10.5
Current liabilities held for sale	104.5
Non-current liabilities held for sale	3.3

Total liabilities held for sale	$107.8

The following table presents the depreciation, amortization, and capital expenditures of our discontinued operations for the twelve months ended December 31, 2019, 2018 and 2017. There were no other significant operating or investing non-cash items for the twelve months ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(In millions)	2019	2018	2017
Depreciation and amortization	$9.4	$15.9	$30.1
Capital Expenditures	14.1	19.5	25.2

47 POLYONE CORPORATION

Note 4 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill.
Goodwill as of December 31, 2019 and 2018 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	PolyOne Distribution	Total
Balance at January 1, 2018	$173.2	$424.5	$1.6	$599.3
Acquisition of businesses	16.3	25.8	—	42.1
Currency translation	(0.6)	(1.7)	—	(2.3)
Balance at December 31, 2018	188.9	448.6	1.6	639.1
Acquisition of businesses	47.9	—	—	47.9
Currency translation	(0.5)	(0.8)	—	(1.3)
Balance at December 31, 2019	$236.3	$447.8	$1.6	$685.7

Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(89.1)	$(1.0)	$196.7
Patents, technology and other	244.0	(79.6)	(1.3)	163.1
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(168.7)	$(2.3)	$469.3

	As of December 31, 2018
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$277.8	$(74.8)	$(0.7)	$202.3
Patents, technology and other	185.1	(64.4)	(0.9)	119.8
Indefinite-lived trade names	100.3	—	—	100.3
Total	$563.2	$(139.2)	$(1.6)	$422.4

Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2019, 2018 and 2017 was $29.5 million, $25.5 million and $21.2 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

(In millions)	2020	2021	2022	2023	2024
Expected Amortization Expense	$28.9	$28.7	$26.7	$24.3	$24.2
48 POLYONE CORPORATION

Note 5 — FINANCING ARRANGEMENTS
For each of the periods presented, total debt consisted of the following:

As of December 31, 2019 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	3.90%
Senior secured term loan due 2026	624.5	9.8	614.7	4.01%
5.25% senior notes due 2023	600.0	3.7	596.3	5.25%
Other Debt	18.3	—	18.3
Total Debt	$1,242.8	$13.5	$1,229.3
Less short-term and current portion of long-term debt	18.4	—	18.4
Total long-term debt, net of current portion	$1,224.4	$13.5	$1,210.9

As of December 31, 2018 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$120.1	$—	$120.1	3.35%
Senior secured term loan due 2026	631.0	11.2	619.8	3.80%
5.25% senior notes due 2023	600.0	5.0	595.0	5.25%
Other Debt	20.7	—	20.7
Total Debt	$1,371.8	$16.2	$1,355.6
Less short-term and current portion of long-term debt	19.4	—	19.4
Total long-term debt, net of current portion	$1,352.4	$16.2	$1,336.2

On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 175 basis points plus the 1-, 2-, 3-, or 6-month LIBOR, subject to a floor of 75 basis points, or (ii) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The total principal repayments for the year ended December 31, 2019 were $6.5 million.
The Company maintains a senior secured revolving credit facility, which matures on February 24, 2022 and provides a maximum borrowing facility size of $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. On June 28, 2019, the Company amended and restated its senior secured revolving credit facility to, among other things, add a European line of credit, up to the euro equivalent of $50.0 million, subject to a borrowing base with advances against certain European accounts receivable. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. As of December 31, 2019, we had no borrowings under our revolving credit facility, which had remaining availability of $279.4 million. As of December 31, 2018, we had borrowings of $120.1 million under our revolving credit facility, which had remaining availability of $279.4 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2019, we were in compliance with all covenants.
As of both December 31, 2019 and 2018, the Company maintained a credit line of $12.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of
49 POLYONE CORPORATION

0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2019, letters of credit under the credit line were immaterial and borrowings were $10.3 million with a weighted average annual interest rate of 3.14%. As of December 31, 2018, letters of credit under the credit line were immaterial and borrowings were $10.7 million with a weighted average annual interest rate of 3.35%. As of December 31, 2019 and 2018, there was remaining availability on the credit line of $1.7 million and $1.3 million, respectively.
The estimated fair value of PolyOne’s debt instruments at December 31, 2019 and 2018 was $1,271.8 million and $1,316.8 million, respectively, compared to carrying values of $1,229.3 million and $1,355.6 million as of December 31, 2019 and 2018, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2020	$18.4
2021	7.5
2022	7.2
2023	607.0
2024	7.0
Thereafter	595.7
Aggregate maturities	$1,242.8

Included in Interest expense, net for the years ended December 31, 2019, 2018 and 2017 was interest income of $11.0 million, $3.1 million, and $0.7 million, respectively. Total interest paid on debt was $67.0 million in 2019, $61.0 million in 2018 and $59.4 million in 2017.
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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

(in millions)	Condensed Consolidated Statements of Income Location	Year-Ended December 31, 2019
Lease Cost
Operating lease cost	Cost of Sales	$10.9
Operating lease cost	Selling and administrative expense	11.3
Other (1)	Selling and administrative expense	1.8
Total Operating lease cost		$24.0
(1) Other lease costs include short-term lease costs and variable lease costs
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2019 was 4.0 years.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.
50 POLYONE CORPORATION

The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2019 was 7.9%.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2019 are as follows:
Maturity Analysis of Lease Liabilities:

As of December 31, 2019
(in millions)	Operating Leases
2020	$24.0
2021	16.0
2022	11.3
2023	8.1
2024	4.5
Thereafter	7.8
Total	$71.7
Less amount of lease payment representing interest	(7.9)
Total present value of lease payments	$63.8

As of December 31, 2018
(in millions)	Operating Leases
2019	$24.5
2020	20.4
2021	12.4
2022	8.5
2023	5.8
Thereafter	9.0
Total	$80.6

Note 7 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	December 31, 2019	December 31, 2018
Finished products	$157.6	$174.6
Work in process	8.0	6.4
Raw materials and supplies	95.3	103.6
Inventories, net	$260.9	$284.6

Note 8 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	December 31, 2019	December 31, 2018
Land and land improvements	$32.8	$32.6
Buildings	231.8	226.4
Machinery and equipment	748.9	705.0
Property, gross	1,013.5	964.0
Less accumulated depreciation	(606.1)	(579.5)
Property, net	$407.4	$384.5

51 POLYONE CORPORATION

Depreciation expense from continuing operations was $48.6 million in 2019, $47.1 million in 2018 and $46.1 million in 2017.
Note 9 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2019 and 2018 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
	December 31,		December 31,
(in millions)	2019	2018	2019	2018
Employment costs	$68.6	$47.5	$20.5	$18.0
Earnouts payable	87.9	18.6	—	—
Environmental liabilities	11.2	9.9	100.8	102.0
Accrued taxes	165.4	15.3	—	—
Pension and other post-employment benefits	4.8	4.9	—	—
Accrued interest	10.0	10.8	—	—
Dividends payable	15.6	15.6	—	—
Unrecognized tax benefits	0.7	1.7	11.9	16.1
Other	11.2	4.4	11.1	26.1
Total	$375.4	$128.7	$144.3	$162.2

Note 10 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. We recognized a benefit of $9.6 million in the fourth quarter of 2019 and charges of $15.6 million and $3.3 million in the fourth quarter of 2018 and 2017, respectively, related to the actuarial losses during the year.
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

	Pension Benefits		Health Care Benefits
(in millions)	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligation - beginning of year	$462.7	$507.7	$7.4	$8.8
Service cost	0.5	0.6	—	—
Interest cost	18.2	17.6	0.2	0.3
Actuarial loss (gain)	34.0	(23.9)	0.1	(0.6)
Benefits paid	(36.9)	(37.7)	(0.8)	(0.8)
Other	(0.5)	(1.6)	0.2	(0.3)
Projected benefit obligation - end of year	$478.0	$462.7	$7.1	$7.4
Projected salary increases	(1.9)	(1.6)	—	—
Accumulated benefit obligation	$476.1	$461.1	$7.1	$7.4
Change in plan assets:
Plan assets - beginning of year	$434.4	$484.7	$—	$—
Actual return (loss) on plan assets	67.4	(16.4)	—	—
Company contributions	4.4	4.5	0.8	0.8
Benefits paid	(36.9)	(37.7)	(0.8)	(0.8)
Other	(0.2)	(0.7)	—	—
Plan assets - end of year	$469.1	$434.4	$—	$—
Unfunded status at end of year	$(8.9)	$(28.3)	$(7.1)	$(7.4)

52 POLYONE CORPORATION

Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2019	2018	2019	2018
Non-current assets	$45.4	$23.5	$—	$—
Accrued expenses and other liabilities	4.0	4.1	0.8	0.8
Other non-current liabilities	50.3	47.7	6.3	6.6

As of December 31, 2019 and 2018, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2019	2018	2019	2018
Projected benefit obligation	$58.9	$56.4	$7.1	$7.4
Accumulated benefit obligation	57.0	54.8	7.1	7.4
Fair value of plan assets	4.6	4.6	—	—

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2019	2018	2019	2018
Discount rate	3.19%	4.11%	3.18%	3.98%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	5.88%	6.09%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2027
The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2019.

	Pension Benefits			Health Care Benefits
(in millions)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit costs (gains):
Service Cost	$0.5	$0.6	$0.6	$—	$—	$—
Interest Cost	18.2	17.6	19.3	0.2	0.3	0.4
Expected return on plan assets	(23.7)	(23.8)	(27.7)	—	—	—
Mark-to-market actuarial net losses (gains)	(9.7)	16.2	5.0	0.1	(0.6)	(1.7)
Other	—	(0.1)	—	—	—	—
Net periodic cost (benefit)	$(14.7)	$10.5	$(2.8)	$0.3	$(0.3)	$(1.3)

In 2019, we recognized a $9.6 million mark-to-market gain that was primarily the result of actual asset returns that were higher than our assumed returns and mortality assumptions. Partially offsetting the higher asset returns was the decrease in our year end discount rate from 4.11% to 3.19%.
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
53 POLYONE CORPORATION

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2019	2018	2017	2019	2018	2017
Discount rate*	4.11%	3.62%	3.97%	3.98%	3.60%	4.04%
Expected long-term return on plan assets*	5.68%	5.09%	6.08%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	6.09%	6.29%	6.52%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2027	2027	2027
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
The fair values of pension plan assets at December 31, 2019 and 2018, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2019
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.7	$—	$—	$3.7
Other	—	—	4.6	4.6
Total	$3.7	$—	$4.6	8.3

Investments measured at NAV:
Common collective funds:
United States equity				31.7
International equity				31.9
Global equity				15.7
Fixed income				381.5
Total common collective funds				460.8

Total investments at fair value				$469.1

54 POLYONE CORPORATION

	Fair Value of Plan Assets at December 31, 2018
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.7	$—	$—	$3.7
Other	—	—	4.6	4.6
Total	$3.7	$—	$4.6	8.3

Investments at NAV
Common collective funds
United States equity				14.9
International equity				14.9
Global equity				8.5
Fixed income				387.8
Total common collective funds				$426.1

Total investments at fair value				$434.4
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
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care benefits
2020	$38.0	$0.8
2021	38.4	0.8
2022	36.3	0.7
2023	35.9	0.7
2024	34.6	0.6
2025 through 2029	156.2	2.4
We currently estimate that 2020 employer contributions will be $4.2 million to all qualified and non-qualified pension plans and $0.8 million to all healthcare benefit plans.
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
Following are our contributions to the RSP:

(In millions)	2019	2018	2017
Retirement savings match	$10.4	$10.1	$9.1
Retirement savings contribution	—	—	1.6
Total contribution	$10.4	$10.1	$10.7

55 POLYONE CORPORATION

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
Following the rulings, the parties to the litigation agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocation of future remediation costs at the Calvert City site to Westlake Vinyls. We will adjust our accrual, in the future, consistent with any such future allocation of costs. Additionally, we continue to pursue available insurance coverage related to this matter and recognize gains as we receive reimbursement.
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
Since 2009, PolyOne, along with respondents Westlake Vinyls and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial design. In October 2019, the USEPA sent a Special Notice Letter to PolyOne, Westlake Vinyls and Goodrich Corporation inviting negotiation of a Consent Decree to perform the remedial actions at the site. On December 23, 2019, the three companies submitted to the USEPA a Good Faith Offer Letter agreeing to negotiate a Consent Decree, along with a draft proposed Consent Decree and draft remedial action Work Plan. Our current reserve of $100.8 million is consistent with the USEPA's estimates contained in the ROD.
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
56 POLYONE CORPORATION

including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of December 31, 2019, we have not accrued for costs of remediation related to the lower Passaic River.
The Consolidated Balance Sheets include accruals totaling $112.0 million and $111.9 million as of December 31, 2019 and 2018, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2019. However, such additional costs, if any, cannot be currently estimated.
The following table details the changes in the environmental accrued liabilities:

(in millions)	2019	2018	2017
Balance at beginning of the year	$111.9	$114.8	$114.9
Environmental expenses	10.2	23.1	14.9
Net cash payments	(10.3)	(26.0)	(15.1)
Currency translation and other	0.2	—	0.1
Balance at the end of year	$112.0	$111.9	$114.8
The environmental expenses noted in the table above are included in Cost of sales in the accompanying Consolidated Statements of Income (Loss), as are insurance recoveries received for previously incurred environmental costs. We received insurance recoveries of $4.5 million, $4.3 million, and $9.1 million in 2019, 2018 and 2017, respectively. Such insurance recoveries are recognized as a gain when received.
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

Income from continuing operations, before income taxes consists of the following:

(In millions)	2019	2018	2017
Domestic	$41.2	$4.1	$18.0
Foreign	68.2	97.7	93.9
Income from continuing operations, before income taxes	$109.4	$101.8	$111.9
A summary of income tax expense from continuing operations is as follows:

(In millions)	2019	2018	2017
Current income tax expense (benefit):
Domestic - GILTI, FDII, and U.S. tax reform transition tax	$0.1	$5.0	$19.9
Domestic - other	24.7	(5.4)	(41.4)
Foreign	21.9	22.0	23.9
Total current income tax expense	$46.7	$21.6	$2.4
Deferred income tax (benefit) expense:
Domestic - U.S. tax reform, tax effect on net deferred tax liabilities	$—	$(6.8)	$(20.1)
Domestic - other	(12.5)	17.9	26.4
Foreign	(0.5)	(18.3)	(7.9)
Total deferred income tax (benefit) expense	$(13.0)	$(7.2)	$(1.6)
Total income tax expense	$33.7	$14.4	$0.8

57 POLYONE CORPORATION

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
As of December 31, 2018, we completed our accounting for the tax effects of the enactment of the TCJA. In compliance with the one-year measurement period of the SEC's Staff Accounting Bulletin 118 (SAB 118) (issued December 22, 2017), we have finalized the effects of the TCJA on our existing deferred income tax balances, the one-time transition tax and, as discussed below, the impact the TCJA had on our indefinite reinvestment assertion pursuant to Accounting Principles Board 23 (APB 23). These finalized effects are included as components of income tax expense from continuing operations and are noted in the following tabular reconciliation.
As of December 31, 2018, we completed our analysis with respect to the impact of the TCJA on our continuing assertion that our foreign earnings are indefinitely reinvested pursuant to APB 23 of Accounting Standards Codification 740-30 (ASC 740-30). APB 23 provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. Our assertion has changed with respect to certain earnings of foreign affiliates in certain countries, which resulted in a recognition of tax liabilities. As of December 31, 2018, and noted in the following tabular reconciliation, Repatriation of certain foreign earnings from prior and current periods line totaled 9.4%. This consisted of an impact of 7.5% to our provision from a decision to repatriate prior year earnings after completing our analysis with respect to the TCJA and 1.9% pertaining to our decision to repatriate certain current year earnings. For the year ended December 31, 2019, the rate impact was 1.6% pertaining to our decision to repatriate certain current year earnings. The rest of our foreign earnings are indefinitely reinvested pursuant to APB 23 and our policy. No deferred income taxes were recorded on outside basis differences as it was not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
We elected to recognize the resulting tax on GILTI and FDII as a period expense in the period the tax is incurred.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below.
58 POLYONE CORPORATION

	Twelve Months Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%

Foreign tax rate differential:
Asia	0.7	0.4	(2.2)
Europe	(10.3)	(11.6)	(16.2)
Canada and Mexico	0.7	(0.9)	(1.6)
Total foreign tax rate differential	(8.9)	(12.1)	(20.0)

Tax on GILTI	1.9	3.3	—
Repatriation on certain foreign earnings from prior and current periods	1.6	9.4	0.8
Net impact of non-deductible acquisition earnouts	2.8	0.2	—
Tax on one-time gain from sale of other assets	6.0	—	—
U.S. tax reform, transition tax	0.2	2.1	17.8
U.S. tax reform, tax effect on net deferred tax liabilities	—	(5.4)	(18.0)
Tax impact of FDII deduction	(2.0)	(0.4)	—
Research and development credit	(2.8)	(0.8)	(1.4)
Domestic production activities deduction	—	(1.1)	(2.4)
Amended prior period tax returns and corresponding favorable audit adjustments	(0.7)	—	(6.8)
Tax benefits on certain foreign investments	—	—	(12.8)
State and local tax, net	4.2	2.3	0.2
Foreign permanent items	7.5	(1.6)	2.4
Net impact of uncertain tax positions	(2.4)	(0.6)	4.8
Changes in valuation allowances	1.7	(3.4)	1.4
Other	0.7	1.2	(0.3)
Effective income tax rate	30.8%	14.1%	0.7%
The effective tax rates for all periods differed from the applicable U.S. federal statutory tax rate as a result of permanent items, state and local income taxes, differences in foreign tax rates and certain unusual items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or unusual items impacting the effective income tax rate are described below.
2019 Significant items
The State and local tax, net line included the result from an unfavorable state tax audit decision combined with higher domestic earnings in 2019.
Foreign permanent items line included the tax effect of non-deductibility of interest expense related to the receipt of tax-exempt dividends, which caused an unfavorable tax effect of $10.3 million (9.4%) partially offset by the tax impact of other net favorable permanent items of $2.0 million (1.9%).
Net impact of uncertain tax positions line resulted from the expiration of statute of limitations and favorable tax settlements.
Changes in valuation allowances line in 2019 resulted from foreign operational losses.
2018 Significant items
Repatriation of certain foreign earnings from prior and current periods line had an unfavorable tax impact of $10.3 million (9.4%). This consisted of an impact of 7.5% to our provision from a decision to repatriate prior year earnings after completing our analysis with respect to the TCJA and 1.9% pertaining to our decision to repatriate certain current year earnings.
State and local tax, net line was unfavorably impacted by a state tax audit decision.
Foreign permanent items line included a favorable tax treatment of a foreign intellectual property transaction.
59 POLYONE CORPORATION

The benefit reflected in the Changes in valuation allowances line resulted from the realizability of a deferred tax asset for one of our foreign entities.
2017 Significant items
The Foreign tax rate differential line item primarily related to a European legal entity realignment.
Tax benefits on certain foreign investments was a result of distributions from foreign subsidiaries with net foreign tax credits.
Components of our deferred tax assets (liabilities) as of December 31, 2019 and 2018 were as follows:

(In millions)	2019	2018
Deferred tax assets:
Pension and other post-retirement benefits	$2.7	$7.6
Employment costs	20.5	20.1
Environmental reserves	27.9	28.2
Net operating loss carryforwards	45.3	48.8
Operating leases	18.0	—
Other, net	42.4	39.8
Gross deferred tax assets	$156.8	$144.5
Valuation allowances	(16.2)	(15.2)
Total deferred tax assets, net of valuation allowances	$140.6	$129.3

Deferred tax liabilities:
Property, plant and equipment	$(25.9)	$(33.9)
Goodwill and intangibles	(95.1)	(101.5)
Operating leases	(18.0)	—
Other, net	(14.2)	(14.2)
Total deferred tax liablities	$(153.2)	$(149.6)

Net deferred tax (liabilities) assets	$(12.6)	$(20.3)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$50.9	$48.8
Non-current deferred income tax liabilities	$(63.5)	$(69.1)

As of December 31, 2019, we had gross state net operating loss carryforwards of $32.5 million that expire between 2020 and 2038. Various foreign subsidiaries have gross net operating loss carryforwards totaling $155.6 million that expire between 2020 and 2036 or that have indefinite carryforward periods. Total tax valuation allowances increased $1.0 million from the prior year primarily due to additional losses from certain foreign entities. We have provided valuation allowances of $14.3 million against certain foreign and state net operating loss carryforwards that are expected to expire prior to utilization.
We decided to repatriate certain current year foreign earnings which we expect to receive in 2020 for which the provision impact was 1.6% in the current year and 9.4% in 2018, included in the tabular rate reconciliation above. The balance of the related accrual is included in the above Other, net deferred tax liabilities line ($6.7 million and $8.2 million, respectively) above. As of December 31, 2019, no provision has been made for income taxes on the undistributed earnings of certain non-U.S. subsidiaries of approximately $395 million as these amounts continue to be indefinitely reinvested as consistent with our policy.
We made worldwide income tax payments of $45.7 million and received refunds of $20.0 million in 2019. We made worldwide income tax payments of $40.5 million and $51.1 million in 2018 and 2017, respectively, and received refunds of $29.9 million and $6.7 million in 2018 and 2017, respectively.
60 POLYONE CORPORATION

The Company records provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2019	2018	2017
Balance as of January 1,	$16.4	$17.8	$7.1
Increases as a result of positions taken during current year	1.1	1.3	9.2
Increases as a result of positions taken for prior years	0.4	1.1	1.8
Reductions for tax positions of prior years	(0.7)	(2.6)	(0.3)
Decreases as a result of lapse of statute of limitations	(5.0)	(0.2)	—
Decreases relating to settlements with taxing authorities	—	(0.5)	—
Other, net	(1.0)	(0.5)	—
Balance as of December 31,	$11.2	$16.4	$17.8

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2019 and 2018, we had $1.4 million and $2.5 million accrued for interest and penalties, respectively.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur up to $0.2 million based on the outcome of tax examinations and the expiration of statutes of limitations.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be a benefit of $4.9 million.
The Company is currently being audited by federal, state and foreign taxing jurisdictions. We are no longer subject to U.S. federal income tax examinations for periods preceding 2016. With limited exceptions, we are no longer subject to state tax and foreign tax examinations for periods preceding 2015.
For the income tax impact associated with PP&S and DSS, refer to Note 3, Discontinued Operations.
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
Share-based compensation is included in Selling and administrative expense in the accompanying Consolidated Statements of Income (Loss). A summary of compensation expense by type of award follows:

(In millions)	2019	2018	2017
Stock appreciation rights	$4.8	$4.2	$4.0
Performance shares	0.3	0.4	0.5
Restricted stock units	6.4	5.6	5.1
Total share-based compensation	$11.5	$10.2	$9.6
Stock Appreciation Rights
During the years ended December 31, 2019, 2018 and 2017, the total number of SARs granted was 0.6 million, 0.3 million and 0.5 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2019, 2018 and 2017 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
61 POLYONE CORPORATION

The SARs were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The SARs have time and market-based vesting conditions but vest no earlier than their three year graded vesting schedule. The expected term is an output from the Monte Carlo model and is derived from employee exercise assumptions that are based on PolyOne historical exercise experience. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. The expected dividend assumption was determined based upon PolyOne's dividend yield at the time of grant. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.
The following is a summary of the weighted average assumptions related to the grants issued during 2019, 2018 and 2017:

	2019	2018	2017
Expected volatility	40.0%	41.0%	41.0%
Expected dividends	2.47%	1.67%	1.58%
Expected term (in years)	6.6	6.5	6.5
Risk-free rate	2.78%	3.06%	2.72%
Value of SARs granted	$10.13	$14.82	$12.01
A summary of SAR activity for 2019 is presented below:

Stock Appreciation Rights (In millions, except per share data)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of January 1, 2019	1.8	$32.14	6.8	$4.0
Granted	0.6	31.54
Exercised	(0.1)	22.47
Forfeited or expired	(0.1)	35.46
Outstanding as of December 31, 2019	2.2	$32.04	6.6	$12.3
Vested and exercisable as of December 31, 2019	1.2	$29.13	5.1	$9.3

The total intrinsic value of SARs exercised during 2019, 2018 and 2017 was $0.4 million, $6.5 million and $7.6 million, respectively. As of December 31, 2019, there was $2.7 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 34 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2019, 2018 and 2017, the total number of RSUs granted was 0.2 million, 0.2 million and 0.3 million, respectively. These RSUs, which vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2019, 0.6 million RSUs remain unvested with a weighted-average grant date fair value of $35.56. Unrecognized compensation cost for RSUs at December 31, 2019 was $6.2 million, which is expected to be recognized over the weighted average remaining vesting period of 21 months.
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
62 POLYONE CORPORATION

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
PolyOne has three reportable segments. Previously, PolyOne had five reportable segments. However, as a result of the divestitures of DSS and PP&S, we have removed both as separate operating segments and their results are presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes.
The following is a description of each of our three reportable segments.
Color, Additives and Inks
Color, Additives and Inks is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks, plastisols, and vinyl slush molding solutions. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and sustainable solutions. When combined with polymer resins, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Of growing importance is our portfolio of additives that enable our customers to achieve their sustainability goals, including improved recyclability, reduced energy use, light weighting, and renewable energy applications. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe and Asia.
Specialty Engineered Materials
Specialty Engineered Materials is a leading provider of specialty and sustainable polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. We also have what we believe is the broadest composite platform of solutions, which include a full range of products from long glass and carbon fiber technology to thermoset and thermoplastic composites. These solutions meet a wide variety of unique customer requirements for sustainability, in particular light weighting. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, and Asia. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
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
63 POLYONE CORPORATION

support. Expansion in Central America and Asia have bolstered Distribution's ability to serve the specialized needs of customers globally.
Financial information by reportable segment is as follows:

Year Ended December 31, 2019 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$998.2	$5.6	$1,003.8	$147.4	$43.2	$21.5
Specialty Engineered Materials	689.6	56.1	745.7	86.8	29.8	23.3
Distribution	1,172.9	19.3	1,192.2	75.4	0.5	1.6
Corporate and eliminations	2.0	(81.0)	(79.0)	(152.8)	4.6	21.2
Total	$2,862.7	$—	$2,862.7	$156.8	$78.1	$67.6

Year Ended December 31, 2018 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$1,040.6	$5.9	$1,046.5	$158.5	$44.3	$22.9
Specialty Engineered Materials	593.6	52.2	645.8	72.3	23.2	25.2
Distribution	1,246.8	18.6	1,265.4	71.5	0.7	0.1
Corporate and eliminations	—	(76.7)	(76.7)	(123.7)	4.4	8.3
Total	$2,881.0	$—	$2,881.0	$178.6	$72.6	$56.5

Year Ended December 31, 2017 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$877.7	$15.5	$893.2	$138.6	$41.2	$21.2
Specialty Engineered Materials	574.8	49.5	624.3	75.5	21.1	23.4
Distribution	1,137.8	16.8	1,154.6	72.6	0.8	0.5
Corporate and eliminations	—	(81.8)	(81.8)	(113.6)	4.2	9.3
Total	$2,590.3	$—	$2,590.3	$173.1	$67.3	$54.4

64 POLYONE CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2019	2018	2017
Sales:
United States	$1,560.4	$1,543.1	$1,439.2
Europe	556.2	547.4	455.7
Canada	140.6	142.2	133.8
Asia	316.5	331.8	296.3
Mexico	261.2	296.5	246.2
South America	27.8	20.0	19.1
Total Sales	$2,862.7	$2,881.0	$2,590.3

(In millions)	2019	2018
Total Assets:
Color, Additives and Inks	$1,215.8	$1,243.5
Specialty Engineered Materials	774.0	599.0
Distribution	235.6	249.0
Corporate and eliminations	1,047.9	377.6
Assets held for sale	—	254.2
Total	$3,273.3	$2,723.3

(In millions)	2019	2018
Long lived assets:
United States	$220.0	$205.4
Europe	98.1	113.5
Canada	0.1	0.2
Asia	77.3	57.5
Mexico	5.5	6.2
South America	6.4	1.7
Total Long lived assets	$407.4	$384.5

Note 15 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. As of December 31, 2019, we had derivatives designated as net investment hedging and cash flow hedging instruments.
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million Euros and which mature in March 2023. This effectively converts a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. That conversion resulted in net benefits of $8.3 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively, which was recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. For the years ended December 31, 2019 and 2018, gains of $9.1 million and $2.0 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a
65 POLYONE CORPORATION

fixed rate of 2.732% until November 2022. We have designated these swap contracts as cash flow hedges pursuant to ASC 815, Derivatives and Hedging. The amount of expense recognized within Interest expense, net in our Consolidated Statements of Income (Loss) was $0.7 million and $0.3 million for the years ending December 31, 2019 and 2018, respectively. The amount of loss recognized in AOCI, net of tax was $2.5 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.
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

(In millions)	Balance Sheet Location	December 31, 2019	December 31, 2018
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$14.7	$2.6
Liabilities
Interest Rate Swap (Fair Value Hedge)	Other non-current liabilities	$5.1	$1.7

Note 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019 Quarters				2018 Quarters
(In millions, except per share data)	Fourth (2)	Third (3)	Second (4)	First (5)	Fourth(6)	Third (7)	Second (8)	First (9)
Sales	$658.6	$705.3	$748.2	$750.6	$677.1	$729.0	$743.9	$731.0
Gross Margin	153.3	160.5	175.3	168.1	140.9	157.2	162.9	163.8
Operating Income	20.5	43.1	46.1	47.1	30.2	48.7	49.6	50.1
Net income (loss) from continuing operations	6.4	23.6	23.2	22.5	(1.5)	32.5	29.4	27.0
Net income from continuing operations attributable to PolyOne Shareholders	6.4	23.5	23.2	22.4	(1.3)	32.5	29.5	27.0
Income (loss) from discontinued operations, net of income taxes	458.9	19.5	18.9	15.8	12.7	17.7	21.8	19.9
Net income (loss) attributable to PolyOne common shareholders	$465.3	$43.0	$42.1	$38.2	$11.4	$50.2	$51.3	$46.9

Earnings (loss) per share from continuing operations attributable to PolyOne shareholders: (1)
Basic earnings per share	$0.08	$0.31	$0.30	$0.29	$(0.02)	$0.41	$0.37	$0.34
Diluted earnings per share	$0.08	$0.30	$0.30	$0.29	$(0.02)	$0.40	$0.37	$0.33

Earnings (loss) per share from discontinued operations: (1)
Basic earnings per share	$5.97	$0.25	$0.24	$0.20	$0.16	$0.22	$0.27	$0.25
Diluted earnings per share	$5.92	$0.25	$0.24	$0.20	$0.16	$0.22	$0.27	$0.24

Total earnings (loss) per share attributable to PolyOne shareholders: (1)
Basic earnings per share	$6.05	$0.56	$0.54	$0.49	$0.15	$0.63	$0.64	$0.58
Diluted earnings per share	$6.00	$0.56	$0.54	$0.49	$0.14	$0.62	$0.63	$0.58
(1) Per share amounts for each quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of the differences in average shares outstanding during each period.
(2) Included for the fourth quarter 2019 are: 1) acquisition charges and earnout adjustments of $20.9 million, 2) mark-to-market pension and other post-retirement gains of $9.6 million, 3) restructuring activities of $4.1 million, 4) legal costs of $1.9 million, and 5) an after-tax gain on the sale of discontinued operations of $457.7 million.
(3) Included for the third quarter 2019 are: 1) acquisition charges and earnout adjustments of $11.1 million, 2) environmental remediation expenses of $6.4 million, and 3) legal costs of $1.6 million.
(4) Included for the second quarter 2019 are: 1) acquisition related charges of $10.7 million, 2) legal expenses of $3.7 million, 3) restructuring charges of $2.3 million, and 4) environmental remediation expenses of $1.9 million.
(5) Included for the first quarter 2019 are: 1) restructuring expenses of $3.9 million, 2) legal expenses of $2.4 million, 3) acquisition related charges of $2.2 million, and 4) environmental remediation expenses of $2.1 million.
(6) Included for the fourth quarter 2018 are: 1) mark-to-market pension and other post-retirement charge of $15.6 million, 2) environmental remediation costs of $3.9 million and 3) acquisition related costs and adjustments of $1.5 million.
66 POLYONE CORPORATION

(7) Included for the third quarter 2018 are: 1) environmental remediation costs of $7.4 million and 2) a gain related to the reimbursement of previously incurred environmental costs of $1.5 million.
(8) Included for the second quarter 2018 are: 1) environmental remediation costs of $8.7 million, 2) acquisition related costs and adjustments of $1.9 million and 3) a gain related to the reimbursement of previously incurred environmental costs of $1.6 million.
(9) Included for the first quarter 2018 are: 1) environmental remediation costs of $3.1 million and 2) acquisition related costs and adjustments of $1.9 million.
Note 17 — SUBSEQUENT EVENTS
In February 2020, we received net proceeds of approximately $496.8 million, after deducting the underwriters' discount but before deducting expenses, from the issuance of common shares in an underwritten public offering (the Equity Offering). For additional disclosure and detail, see Note 2, Business Combinations.
67 POLYONE CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
PolyOne’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of PolyOne’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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

2.
Under the supervision of and with participation of PolyOne’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the 2013 Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of PolyOne’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of PolyOne’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2019. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of PolyOne for the year ended December 31, 2019, also issued an attestation report on PolyOne’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 32 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
68 POLYONE CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding PolyOne’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in PolyOne’s Proxy Statement with respect to the 2020 Annual Meeting of Shareholders (2020 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to PolyOne’s Board of Directors is incorporated by reference to the information contained in the 2020 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2020 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2020 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,187,767	$32.04	1,368,932
Equity compensation plans not approved by security holders	—	—	—
Total	2,187,767	$32.04	1,368,932
(1) In addition to options, warrants and rights, the PolyOne Corporation 2017 Equity and Incentive Compensation Plan (the 2017 EICP) authorizes the issuance of restricted stock, restricted stock units, performance shares and awards to Non-Employee Directors. The 2017 EICP limits the total number of shares that may be issued as one or more of these types of awards to 2.5 million.
The information regarding security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2020 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2020 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by PolyOne’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2020 Proxy Statement.
69 POLYONE CORPORATION

PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of PolyOne Corporation are included in Item 8:
Consolidated Statements of Income (Loss) for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits:

Exhibit No.	Exhibit Description
2.1†
Equity Purchase Agreement dated June 29, 2017, by and among PolyOne Corporation, PolyOne Designed Structures and Solutions LLC and NLIN Plastics, LLC (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, SEC File No. 1-16091)

2.2†
Asset Purchase Agreement, dated August 16, 2019, by and among PolyOne Corporation and SK Echo Group S.à r.l. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, SEC File no. 1-16091)

2.3†**	Share Purchase Agreement, dated December 19, 2019, by and between PolyOne Corporation and Clariant AG
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, SEC File No. 1-16091)
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

4.2**	Description of Securities
10.1
Third Amended and Restated Credit Agreement, dated June 28, 2019, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lneders and other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, SEC File No. 1-16091.

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

70 POLYONE CORPORATION

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

Exhibit No.	Exhibit Description
21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**
Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Bradley C. Richardson, Executive Vice President and Chief Financial Officer
101 .INS**	Inline XBRL Instance Document
101 .SCH**	Inline XBRL Taxonomy Extension Schema Document
101 .CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 .DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYONE CORPORATION

February 18, 2020	BY:	/S/ BRADLEY C. RICHARDSON
Bradley C. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2020
Robert M. Patterson

/S/ BRADLEY C. RICHARDSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2020
Bradley C. Richardson

/S/ ROBERT E. ABERNATHY	Director	February 18, 2020
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director	February 18, 2020
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	February 18, 2020
Gregory J. Goff

/S/ WILLIAM R. JELLISON	Director	February 18, 2020
William R. Jellison

/S/ SANDRA BEACH LIN	Director	February 18, 2020
Sandra Beach Lin

/S/ KIM ANN MINK	Director	February 18, 2020
Kim Ann Mink

/S/ KERRY J. PREETE	Director	February 18, 2020
Kerry J. Preete

/S/ PATRICIA VERDUIN	Director	February 18, 2020
Patricia Verduin

/S/ WILLIAM A. WULFSOHN	Director	February 18, 2020
William A. Wulfsohn

73 POLYONE CORPORATION