Form 10-Q
period 2020-03-31
POLYONE CORP
filed 2020-04-21
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to             .
Commission file number 1-16091
 ________________________________________________
POLYONE CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________

Ohio	34-1730488
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

33587 Walker Road	44012
Avon Lake, Ohio
(Address of principal executive offices)	(Zip Code)
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of March 31, 2020 was 91,397,264.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PolyOne Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Sales	$711.5	$750.6
Cost of sales	540.0	582.5
Gross margin	171.5	168.1
Selling and administrative expense	118.7	121.0
Operating income	52.8	47.1
Interest expense, net	(9.4)	(15.9)
Other income, net	1.6	0.1
Income from continuing operations before income taxes	45.0	31.3
Income tax expense	(11.9)	(8.8)
Net income from continuing operations	33.1	22.5
(Loss) income from discontinued operations, net of income taxes	(0.3)	15.8
Net income	$32.8	$38.3
Net income attributable to noncontrolling interests	—	(0.1)
Net income attributable to PolyOne common shareholders	$32.8	$38.2

Earnings per share attributable to PolyOne common shareholders - Basic:
Continuing operations	$0.38	$0.29
Discontinued operations	—	0.20
Total	$0.38	$0.49

Earnings per share attributable to PolyOne common shareholders - Diluted:
Continuing operations	$0.38	$0.29
Discontinued operations	—	0.20
Total	$0.38	$0.49

Weighted-average shares used to compute earnings per common share:
Basic	86.3	77.8
Plus dilutive impact of share-based compensation	0.4	0.4
Diluted	86.7	78.2

Anti-dilutive shares not included in diluted common shares outstanding	0.8	0.9

Cash dividends declared per share of common stock	$0.2025	$0.1950
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income	$32.8	$38.3
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(7.3)	4.2
Cash flow hedges	(3.4)	(1.0)
Total other comprehensive (loss) income	(10.7)	3.2
Total comprehensive income	22.1	41.5
Comprehensive income attributable to noncontrolling interests	—	(0.1)
Comprehensive income attributable to PolyOne common shareholders	$22.1	$41.4
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,280.2	$864.7
Accounts receivable, net	382.4	330.0
Inventories, net	271.1	260.9
Other current assets	56.9	57.7
Total current assets	1,990.6	1,513.3
Property, net	400.8	407.4
Goodwill	684.2	685.7
Intangible assets, net	461.4	469.3
Operating lease assets, net	58.9	63.8
Other non-current assets	146.8	133.8
Total assets	$3,742.7	$3,273.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.2	$18.4
Accounts payable	329.6	287.7
Current operating lease obligations	19.6	21.0
Accrued expenses and other current liabilities	320.4	375.4
Total current liabilities	687.8	702.5
Non-current liabilities:
Long-term debt	1,209.7	1,210.9
Pension and other post-retirement benefits	55.9	56.6
Non-current operating lease obligations	39.3	42.8
Other non-current liabilities	211.4	207.8
Total non-current liabilities	1,516.3	1,518.1

SHAREHOLDERS' EQUITY
PolyOne shareholders’ equity	1,538.6	1,051.9
Noncontrolling interest	—	0.8
Total equity	1,538.6	1,052.7
Total liabilities and equity	$3,742.7	$3,273.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$32.8	$38.3
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	19.9	23.3
Share-based compensation expense	2.1	2.5
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(56.9)	(53.0)
Increase in inventories	(13.0)	(12.0)
Increase in accounts payable	44.6	1.2
Decrease in pension and other post-retirement benefits	(3.2)	(1.9)
Increase in post-acquisition earnout liabilities	1.0	—
Decrease in accrued expenses and other assets and liabilities, net	(19.1)	(23.1)
Payment of post-acquisition date earnout liability	(21.0)	—
Net cash used by operating activities	(12.8)	(24.7)
Investing Activities
Capital expenditures	(11.1)	(9.9)
Business acquisitions, net of cash acquired	—	(119.6)
Net proceeds from divestiture	7.1	—
Net proceeds from other assets	5.2	1.6
Net cash provided (used) by investing activities	1.2	(127.9)
Financing Activities
Borrowings under credit facilities	—	374.7
Repayments under credit facilities	—	(269.2)
Purchase of common shares for treasury	(13.6)	—
Cash dividends paid	(15.6)	(15.6)
Repayment of long-term debt	(2.0)	(1.6)
Payments of withholding tax on share awards	(1.3)	(1.3)
Proceeds from equity offering, net of underwriting discount and issuance costs	496.3	—
Payment of acquisition date earnout liability	(32.9)	—
Net cash provided by financing activities	430.9	87.0
Effect of exchange rate changes on cash	(3.8)	3.0
Increase (decrease) in cash and cash equivalents	415.5	(62.6)
Cash and cash equivalents at beginning of year	864.7	170.9
Cash and cash equivalents at end of period	$1,280.2	$108.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2020	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	32.8	—	—	32.8	—	32.8
Other comprehensive loss	—	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Noncontrolling interest activity	—	—	—	—		—	—	—	(0.8)	(0.8)
Cash dividends declared (1)	—	—	—	—	(18.7)	—	—	(18.7)	—	(18.7)
Repurchase of common shares	—	(1.0)	—	—	—	(13.6)	—	(13.6)	—	(13.6)
Common shares equity offering	—	15.3	0.2	334.6	—	161.3	—	496.1	—	496.1
Share-based compensation and exercise of awards	—	0.2	—	(0.5)	—	1.6	—	1.1	—	1.1
Other (2)	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at March 31, 2020	122.2	(30.8)	$1.4	$1,509.3	$1,015.0	$(893.8)	$(93.3)	$1,538.6	$—	$1,538.6

(1) Dividends declared per share were $0.2025 for the period ended March 31, 2020.
(2) In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires companies to immediately recognize an estimate of the credit losses that are expected to occur over the life of certain financial instruments. We recognized a cumulative-effect adjustment of $0.3 million to beginning retained earnings upon adoption of this standard on January 1, 2020.

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total PolyOne shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2019	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income	—	—	—	—	38.2	—	—	38.2	0.1	38.3
Other comprehensive gain	—	—	—	—	—	—	3.2	3.2	—	3.2
Cash dividends declared (1)	—	—	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Share-based compensation and exercise of awards	—	0.1	—	0.5	—	1.1	—	1.6	—	1.6
Balance at March 31, 2019	122.2	(44.4)	$1.2	$1,167.4	$496.3	$(1,017.6)	$(79.1)	$568.2	$0.7	$568.9

(1) Dividends declared per share were $0.1950 for the period ending March 31, 2019.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

PolyOne Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 of PolyOne Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “PolyOne” and the “Company” mean PolyOne Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2020. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
Accounting Standards Adopted
On January 1, 2020, the Company adopted ASU 2016-13. ASU 2016-13 changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (CECL) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to beginning retained earnings that was not material.
Note 2 — BUSINESS COMBINATIONS
On December 19, 2019, we entered into a definitive share purchase agreement (the Agreement) with Clariant AG, a corporation organized and existing under the laws of Switzerland (Clariant), and through one of our wholly owned subsidiaries, a definitive business transfer agreement (the BTA), with Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority-owned subsidiary of Clariant (Clariant India). Pursuant to the Agreement, we have agreed to acquire Clariant’s global masterbatch business outside of India, and pursuant to the BTA, we have agreed to purchase Clariant India’s masterbatch business, for a net purchase price of $1.45 billion in cash, subject to customary working capital and net debt adjustments (the businesses are collectively referred to as Clariant Masterbatch (or MB) and the acquisitions are collectively referred to as the Clariant MB Acquisition). Each of the Agreement and the BTA contain certain customary termination rights, and, with respect to the Agreement only, the requirement that PolyOne pay a termination fee in the event the Agreement is terminated under certain conditions. The closing of each acquisition is expected to occur in 2020, subject to the receipt of regulatory approvals, the satisfaction or waiver of customary closing conditions and, in the case of the Clariant India masterbatch acquisition, shareholder approval of Clariant India, which occurred in February. In connection with the Clariant MB Acquisition, on December 19, 2019, we entered into a Commitment Letter with a number of banks (the Commitment Parties), pursuant to which the Commitment Parties have provided a 12-month commitment for a $1.15 billion senior unsecured bridge loan facility (the Bridge Facility) for purposes of funding the Clariant MB Acquisition. The Commitment Parties’ commitments under the Bridge Facility were subsequently reduced on a dollar-for-dollar basis by the net proceeds from the issuance of common shares described below. The Company currently intends to issue new senior unsecured notes in lieu of borrowing under the Bridge Facility. We intend to use (i) a portion of the net proceeds from the sale of our Performance Products and Solutions segment (PP&S), (ii) the net proceeds from the issuance of common shares in an underwritten public offering that we completed in February 2020 and (iii) the net proceeds of an anticipated senior unsecured notes offering to finance the Clariant MB Acquisition, including the payment of related fees and expenses.
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line, LLC (Fiber-Line) on January 2, 2019 involve contingent earnout consideration. The PlastiComp earnout has a ceiling of $35.0 million, which was reached during the first quarter of 2020 and is reflected within Accrued expenses and other current liabilities on the

Condensed Consolidated Balance Sheets. The Fiber-Line earnout was paid in the first quarter of 2020. During the three months ended March 31, 2020, earnout charges of $1.0 million were recorded within Selling and administrative expense on the Condensed Consolidated Statements of Income, primarily attributable to improved earnings from the acquisitions.
Note 3 — DISCONTINUED OPERATIONS
On October 25, 2019, PolyOne divested its PP&S segment to SK Echo Group S.à r.l.. We received total proceeds from the divestiture of $768.9 million, which were net of cash transaction costs and includes a working capital adjustment of $7.1 million received in the first quarter of 2020. Upon completion of the transaction, we recognized an after-tax gain of $457.7 million during 2019, which is included in the (Loss) income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
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
The following table summarizes the major line items constituting pretax income of discontinued operations associated with PP&S for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Sales	$—	$149.3
Cost of sales	—	(121.1)
Selling and administrative expense	(0.4)	(6.9)
(Loss) income of discontinued operations before income taxes	(0.4)	21.3
Income tax expense	0.1	(5.5)
(Loss) income from discontinued operations, net of income taxes	$(0.3)	$15.8

The following table presents the depreciation, amortization, and capital expenditures of our discontinued operations for the three months ended March 31, 2019. No such amounts were recorded for the three months ended March 31, 2020.

(In millions)	Three Months Ended March 31, 2019
Depreciation and amortization	$3.8
Capital Expenditures	2.5

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2020 and December 31, 2019 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	PolyOne Distribution	Total
Balance at December 31, 2019	$236.3	$447.8	$1.6	$685.7
Currency translation	(1.0)	(0.5)	—	(1.5)
Balance at March 31, 2020	$235.3	$447.3	$1.6	$684.2

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(92.6)	$(1.2)	$193.0
Patents, technology and other	244.0	(83.4)	(1.7)	158.9
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(176.0)	$(2.9)	$461.4

	As of December 31, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(89.1)	$(1.0)	$196.7
Patents, technology and other	244.0	(79.6)	(1.3)	163.1
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(168.7)	$(2.3)	$469.3

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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

(In millions)	Condensed Consolidated Statements of Income Location	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	Cost of sales	$1.8	$2.7
Operating lease cost	Selling and administrative expense	4.0	3.1
Other(1)	Selling and administrative expense	0.8	0.1
Total operating lease cost		$6.6	$5.9
(1) Other lease costs include short-term lease costs and variable lease costs
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2020 and 2019 was 3.9 and 4.2 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of March 31, 2020 and 2019 was 4.1% and 5.3%, respectively.

Maturity Analysis of Lease Liabilities:

As of March 31, 2020
(In millions)	Operating Leases
2020	$17.6
2021	16.5
2022	11.9
2023	8.0
2024	4.3
Thereafter	7.7
Total lease payments	66.0
Less amount of lease payment representing interest	(7.1)
Total present value of lease payments	$58.9

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(in millions)	As of March 31, 2020	As of December 31, 2019
Finished products	$165.1	$157.6
Work in process	9.5	8.0
Raw materials and supplies	96.5	95.3
Inventories, net	$271.1	$260.9

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(in millions)	As of March 31, 2020	As of December 31, 2019
Land and land improvements	$32.3	$32.8
Buildings	232.1	231.8
Machinery and equipment	745.7	748.9
Property, gross	1,010.1	1,013.5
Less accumulated depreciation	(609.3)	(606.1)
Property, net	$400.8	$407.4

Note 8 — INCOME TAXES
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.
We have elected to recognize the tax on the global intangible low-taxed income (GILTI) as a period expense in the period the tax is incurred and we have included a provisional estimate for GILTI in our estimated annual effective tax rate.
During the three months ended March 31, 2020, the Company’s effective tax rate of 26.5% was above the U.S. federal statutory rate of 21.0% primarily due to state taxes (2.2%), foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings (1.7%), certain other non-deductible items (1.4%), and adjustments to deferred tax liabilities (1.1%). These unfavorable items were partially offset by the U.S. research and development credit (1.3%).
During the three months ended March 31, 2019, the Company’s effective tax rate of 28.1% was above the U.S. federal statutory rate of 21.0% primarily due to unfavorable tax effects of foreign valuation allowances (4.0%), tax on GILTI (3.2%), state taxes (1.1%), and certain other non-deductible items (1.5%). These unfavorable items were partially offset by the U.S. research and development credit (1.9%).

Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	622.9	9.3	613.6	3.35%
5.25% senior notes due 2023	600.0	3.4	596.6	5.25%
Other Debt	17.7	—	17.7
Total Debt	1,240.6	12.7	1,227.9
Less short-term and current portion of long-term debt	18.2	—	18.2
Total long-term debt, net of current portion	$1,222.4	$12.7	$1,209.7

As of December 31, 2019 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	3.90%
Senior secured term loan due 2026	624.5	9.8	614.7	4.01%
5.25% senior notes due 2023	600.0	3.7	596.3	5.25%
Other Debt	18.3	—	18.3
Total Debt	1,242.8	13.5	1,229.3
Less short-term and current portion of long-term debt	18.4	—	18.4
Total long-term debt, net of current portion	$1,224.4	$13.5	$1,210.9

The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2020, we were in compliance with all covenants.
The estimated fair value of PolyOne’s debt instruments at March 31, 2020 and December 31, 2019 was $1,111.5 million and $1,271.8 million, respectively. The fair value of PolyOne’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
PolyOne has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution.

Segment information for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$255.4	$256.5	$40.5	$262.1	$263.3	$39.5
Specialty Engineered Materials	169.2	185.3	22.3	175.8	189.9	20.5
Distribution	283.4	289.5	19.4	312.7	317.3	19.5
Corporate and eliminations	3.5	(19.8)	(29.4)	—	(19.9)	(32.4)
Total	$711.5	$711.5	$52.8	$750.6	$750.6	$47.1

	Total Assets
(In millions)	As of March 31, 2020	As of December 31, 2019
Color, Additives and Inks	$1,224.3	$1,215.8
Specialty Engineered Materials	774.8	774.0
Distribution	271.0	235.6
Corporate and eliminations	1,472.6	1,047.9
Total assets	$3,742.7	$3,273.3

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
Since 2009, PolyOne, along with respondents Westlake Vinyls, and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as the evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies agreed to a draft Consent Decree and draft remedial action Work Plan, which are currently under USEPA review. Our current reserve of $99.6 million is consistent with the USEPA's estimates contained in the ROD.

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
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a ROD selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to conduct the remedial design for the lower eight-mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue through at least 2020. On June 30, 2018, OCC, independent of the USEPA, filed suit against 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of March 31, 2020, we have not accrued for costs of remediation related to the lower Passaic River.
During the three months ended March 31, 2020, PolyOne recognized $0.3 million of expense related to environmental remediation costs, compared to $2.1 million recognized during the three months ended March 31, 2019. During the three months ended March 31, 2020, PolyOne received $0.2 million of insurance recoveries for previously incurred environmental costs. No such reimbursements were recovered during the three months ended March 31, 2019. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $109.7 million and $112.0 million as of March 31, 2020 and December 31, 2019, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2020. However, such additional costs, if any, cannot be currently estimated.
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

Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. That conversion resulted in gains of $2.1 million for the three months ended March 31, 2020 and 2019, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three months ended March 31, 2020 and 2019, gains of $8.8 million and $4.6 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these swap contracts as cash flow hedges pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, losses of $3.4 million and $1.0 million were recognized in AOCI, net of tax.
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

(In millions)	Balance Sheet Location	As of March 31, 2020	As of December 31, 2019
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$26.5	$14.7
Liabilities
Interest Rate Swap (Cash Flow Hedge)	Other non-current liabilities	$9.7	$5.1

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
Highlights and Executive Summary
A summary of PolyOne’s sales, operating income, net income and net income attributable to PolyOne common shareholders follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Sales	$711.5	$750.6
Operating income	52.8	47.1
Net income from continuing operations	33.1	22.5
(Loss) income from discontinued operations, net of income taxes	(0.3)	15.8
Net income	$32.8	$38.3

Net income attributable to PolyOne common shareholders	$32.8	$38.2

Recent Developments
COVID-19
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.
Clariant MB Acquisition
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
The closing of each acquisition is expected to occur in 2020, subject to the receipt of regulatory approvals, the satisfaction or waiver of customary closing conditions and, in the case of the Clariant India masterbatch acquisition, shareholder approval of Clariant India. Approval by Clariant India shareholders was obtained in February 2020.
We intend to use (i) a portion of the net proceeds from the sale of PP&S, (ii) the net proceeds from the issuance of common shares in an underwritten public offering that we completed in February 2020 and (iii) the net proceeds of an anticipated senior unsecured notes offering to finance the Clariant MB Acquisition, including the payment of related fees and expenses. However, the disruption in the capital markets caused by the COVID-19 outbreak could make any senior unsecured notes financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. Refer to “Liquidity” for more information regarding the financing for the Clariant MB Acquisition.

Results of Operations — The three months ended March 31, 2020 compared to three months ended March 31, 2019:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2020	2019	Change	% Change
Sales	$711.5	$750.6	$(39.1)	(5.2)%
Cost of sales	540.0	582.5	42.5	7.3%
Gross margin	171.5	168.1	3.4	2.0%
Selling and administrative expense	118.7	121.0	2.3	1.9%
Operating income	52.8	47.1	5.7	12.1%
Interest expense, net	(9.4)	(15.9)	6.5	40.9%
Other income, net	1.6	0.1	1.5	nm
Income from continuing operations before income taxes	45.0	31.3	13.7	43.8%
Income tax expense	(11.9)	(8.8)	(3.1)	nm
Net income from continuing operations	33.1	22.5	10.6	47.1%
(Loss) income from discontinued operations, net of income taxes	(0.3)	15.8	(16.1)	nm
Net income	32.8	38.3	(5.5)	(14.4)%
Net income attributable to noncontrolling interests	—	(0.1)	0.1	nm
Net income attributable to PolyOne common shareholders	$32.8	$38.2	$(5.4)	(14.1)%

Earnings per share attributable to PolyOne common shareholders - basic:
Continuing operations	$0.38	$0.29
Discontinued operations	—	0.20
Total	$0.38	$0.49

Earnings per share attributable to PolyOne common shareholders - diluted:
Continuing operations	$0.38	$0.29
Discontinued operations	—	0.20
Total	$0.38	$0.49
nm - not meaningful

Sales
Sales decreased $39.1 million, or 5.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Sales growth in North America partially offset challenges experienced in Europe and China due to the COVID-19 outbreak, with a 1.1% reduction due to unfavorable foreign exchange.
Cost of sales
As a percentage of sales, cost of sales decreased from 77.6% in the three months ended March 31, 2019 to 75.9% in the three months ended March 31, 2020, primarily as a result of improved mix and lower raw material costs.
Selling and administrative expense
Selling and administrative expense decreased $2.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven primarily by lower discretionary spending.

Interest expense, net
Interest expense, net decreased $6.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to lower average outstanding variable debt balances as well as interest income earned on cash and cash equivalents from our equity issuance completed in February of 2020.
Income taxes
During the three months ended March 31, 2020, the Company’s effective tax rate was 26.5% versus 28.1% for the three months ended March 31, 2019. The income tax rate decrease is primarily due to the lower tax effects of foreign valuation allowances and GILTI tax in the period ended March 31, 2020. Offsetting these favorable effects were higher state income taxes and unfavorable tax on future repatriation of certain current year foreign earnings.
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
Sales and Operating Income — The three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2020	2019	Change	% Change
Sales:
Color, Additives and Inks	$256.5	$263.3	$(6.8)	(2.6)%
Specialty Engineered Materials	185.3	189.9	(4.6)	(2.4)%
Distribution	289.5	317.3	(27.8)	(8.8)%
Corporate and eliminations	(19.8)	(19.9)	0.1	0.5%
Total Sales	$711.5	$750.6	$(39.1)	(5.2)%

Operating income:
Color, Additives and Inks	$40.5	$39.5	$1.0	2.5%
Specialty Engineered Materials	22.3	20.5	1.8	8.8%
Distribution	19.4	19.5	(0.1)	(0.5)%
Corporate and eliminations	(29.4)	(32.4)	3.0	9.3%
Total Operating Income	$52.8	$47.1	$5.7	12.1%

Operating income as a percentage of sales:
Color, Additives and Inks	15.8%	15.0%	0.8	% points
Specialty Engineered Materials	12.0%	10.8%	1.2	% points
Distribution	6.7%	6.1%	0.6	% points
Total	7.4%	6.3%	1.1	% points

Color, Additives and Inks
Sales decreased by $6.8 million, or 2.6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Gains in the packaging and healthcare end markets, as well as improved pricing and mix, were offset by weakness in the European automotive and North American screen-printing ink end markets as a result of the COVID-19 pandemic. Unfavorable foreign exchange reduced sales by 1.7%.
Operating income increased $1.0 million, or 2.5%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as the benefit of improved mix, lower raw material input costs, pricing actions, and lower selling, general, and administrative spending more than offset the lower sales. Unfavorable foreign exchange reduced operating income by 2.2%.
Specialty Engineered Materials
Sales decreased $4.6 million, or 2.4%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Sales growth in North America partially offset challenges experienced in Europe and China due to the COVID-19 pandemic and unfavorable foreign exchange of 1.7%.
Operating income increased $1.8 million, or 8.8% in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to margin expansion from raw material deflation and improved mix, partially offset by the impact of the COVID-19 pandemic and weakness in the global transportation end market.
Distribution
Sales decreased $27.8 million, or 8.8%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to lower volume and average selling prices.
Operating income decreased $0.1 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of mix.
Corporate and Eliminations
Corporate and eliminations decreased $3.0 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily as a result of lower environmental remediation and restructuring costs, partially offset by increased acquisition costs related to the Clariant MB Acquisition.
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
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.
The following table summarizes our liquidity as of March 31, 2020 and December 31, 2019:

(In millions)	As of March 31, 2020	As of December 31, 2019
Cash and cash equivalents	$1,280.2	$864.7
Revolving credit availability	296.6	281.1
Liquidity	$1,576.8	$1,145.8
As of March 31, 2020, approximately 19.6% of the Company’s cash and cash equivalents resided outside the United States.
In connection with the Clariant MB Acquisition, on December 19, 2019, we entered into a Commitment Letter with the Commitment Parties, pursuant to which the Commitment Parties have provided a 12-month commitment for a $1.15 billion senior unsecured bridge loan facility for purposes of funding the Clariant MB Acquisition. The Commitment Parties’ commitments under the Bridge Facility were subsequently reduced on a dollar-for-dollar basis by the net proceeds from the issuance of common shares in an underwritten public offering that we completed in February 2020. The Company currently intends to issue new senior unsecured notes in lieu of borrowing under the Bridge Facility. However, the disruption in the capital markets caused by the COVID-19 outbreak could make any senior unsecured notes financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

Expected sources of cash in 2020 outside of the new senior unsecured notes referenced above include cash from operations and available liquidity under our revolving credit facility, if needed. Outside of the Clariant MB Acquisition, expected uses of cash in 2020 include select specialty acquisitions, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures. Capital expenditures are currently estimated to be approximately $40.0 million in 2020, which has been reduced from our previously disclosed estimate of $65 million as part of our response to the COVID-19 pandemic.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019.
Operating Activities — In the three months ended March 31, 2020, net cash used by operating activities was $12.8 million as compared to net cash used by operating activities of $24.7 million for the three months ended March 31, 2019, driven by working capital improvements, partially offset by the payment of the of the post-acquisition Fiber-Line earnout liability of $21 million.
Investing Activities — Net cash provided by investing activities during the three months ended March 31, 2020 of $1.2 million primarily reflects receipt of the working capital settlement of $7.1 million related to the PP&S divestiture, as well as $5.2 million cash proceeds from other assets, offset by $11.1 million of capital expenditures.
Net cash used by investing activities during the three months ended March 31, 2019 of $127.9 million reflects $119.6 million for the acquisition of Fiber-Line and $9.9 million of capital expenditures.
Financing Activities — Net cash provided by financing activities for the three months ended March 31, 2020 of $430.9 million primarily reflects net proceeds received from the issuance of common shares in an underwritten public offering that we completed in February 2020, offset by $15.6 million of dividends paid, repurchases of our outstanding common shares of $13.6 million, and the payment of the Fiber-Line acquisition date earnout liability of $32.9 million.
Net cash provided by financing activities for the three months ended March 31, 2019 of $87.0 million primarily reflects net borrowings of $105.5 million under our senior secured revolving credit facility, offset by $15.6 million of dividends paid.
Debt
As of March 31, 2020, our principal amount of debt totaled $1,240.6 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2020	$16.3
2021	7.5
2022	7.2
2023	7.0
2024	607.0
Thereafter	595.6
Aggregate maturities	$1,240.6
As of March 31, 2020, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 9, Financing Arrangements to the accompanying condensed consolidated financial statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2020, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
•the current and potential future impact of the COVID-19 pandemic on our business, results of operations, financial position or cash flows;
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
•an inability to achieve the anticipated financial benefit from initiatives related to acquisition integration working capital reductions, cost reductions and employee productivity goals;
•our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•information systems failures and cyberattacks;
•our ability to consummate and successfully integrate acquisitions, including the Clariant MB Acquisition;
•any material adverse changes in Clariant MB;
•the ability to obtain required regulatory or other third-party approvals and consents and otherwise consummate the Clariant MB Acquisition;
•our ability to achieve the strategic and other objectives relating to the Clariant MB Acquisition, including any expected synergies; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A, “Risk Factors.”
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in internal control over financial reporting
There were no changes in PolyOne’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 11, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risks, along with those previously disclosed, could materially adversely affect our business, results of operations, financial position or cash flows.
Risks Relating to COVID-19
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	2,107,472
February 1 to February 29	—	—	—	2,107,472
March 1 to March 31	1,000,000	13.58	1,000,000	1,107,472
Total	1,000,000	$13.58	1,000,000
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing PolyOne to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million common shares and 13.2 million common shares, respectively. On May 16, 2016, we announced that we would increase our common share buyback by 7.3 million to 10.0 million. As of March 31, 2020, approximately 1.1 million common shares remained available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases. The repurchase program has no expiration and may be suspended or discontinued at any time.
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1*	Regulations, as amended on March 13, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 16, 2020, SEC File No. 1-16091)

31.1	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Bradley C. Richardson, Executive Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Bradley C. Richardson, Executive Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 21, 2020	POLYONE CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer