Form 10-Q
period 2020-06-30
AVIENT CORP
filed 2020-07-22
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to             .
Commission file number 1-16091
 ________________________________________________
AVIENT CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________

Ohio	34-1730488
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

33587 Walker Road	44012
Avon Lake, Ohio
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 930-1000
________________________________________________
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.01 per share	AVNT	New York Stock Exchange
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of June 30, 2020 was 91,436,687.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$609.1	$748.2	$1,320.6	$1,498.8
Cost of sales	459.4	572.9	999.4	1,155.4
Gross margin	149.7	175.3	321.2	343.4
Selling and administrative expense	111.7	129.2	230.4	250.2
Operating income	38.0	46.1	90.8	93.2
Interest expense, net	(16.2)	(16.2)	(25.6)	(32.1)
Other income, net	9.5	0.7	11.1	0.8
Income from continuing operations before income taxes	31.3	30.6	76.3	61.9
Income tax expense	(7.9)	(7.4)	(19.8)	(16.2)
Net income from continuing operations	23.4	23.2	56.5	45.7
(Loss) income from discontinued operations, net of income taxes	(0.2)	18.9	(0.5)	34.7
Net income	$23.2	$42.1	$56.0	$80.4
Net income attributable to noncontrolling interests	(0.4)	—	(0.4)	(0.1)
Net income attributable to Avient common shareholders	$22.8	$42.1	$55.6	$80.3

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.25	$0.30	$0.63	$0.59
Discontinued operations	—	0.24	—	0.45
Total	$0.25	$0.54	$0.63	$1.04

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.25	$0.30	$0.63	$0.58
Discontinued operations	—	0.24	(0.01)	0.45
Total	$0.25	$0.54	$0.62	$1.03

Weighted-average shares used to compute earnings per common share:
Basic	91.4	77.3	88.8	77.5
Plus dilutive impact of share-based compensation	0.4	0.4	0.6	0.5
Diluted	91.8	77.7	89.4	78.0

Anti-dilutive shares not included in diluted common shares outstanding	1.2	0.8	0.8	0.9

Cash dividends declared per share of common stock	$0.2025	$0.1950	$0.4050	$0.3900
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$23.2	$42.1	$56.0	$80.4
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	4.6	1.6	(2.7)	5.8
Cash flow hedges	0.2	(1.9)	(3.2)	(2.9)
Total other comprehensive income (loss)	4.8	(0.3)	(5.9)	2.9
Total comprehensive income	28.0	41.8	50.1	83.3
Comprehensive income attributable to noncontrolling interests	(0.4)	—	(0.4)	(0.1)
Comprehensive income attributable to Avient common shareholders	$27.6	$41.8	$49.7	$83.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,977.0	$864.7
Accounts receivable, net	310.6	330.0
Inventories, net	241.5	260.9
Other current assets	54.3	57.7
Total current assets	2,583.4	1,513.3
Property, net	400.8	407.4
Goodwill	685.2	685.7
Intangible assets, net	454.9	469.3
Operating lease assets, net	58.2	63.8
Other non-current assets	154.5	133.8
Total assets	$4,337.0	$3,273.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.0	$18.4
Accounts payable	262.8	287.7
Current operating lease obligations	19.3	21.0
Accrued expenses and other current liabilities	324.2	375.4
Total current liabilities	624.3	702.5
Non-current liabilities:
Long-term debt	1,849.7	1,210.9
Pension and other post-retirement benefits	55.9	56.6
Non-current operating lease obligations	39.7	42.8
Other non-current liabilities	215.7	207.8
Total non-current liabilities	2,161.0	1,518.1

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,551.3	1,051.9
Noncontrolling interest	0.4	0.8
Total equity	1,551.7	1,052.7
Total liabilities and equity	$4,337.0	$3,273.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$56.0	$80.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.8	46.9
Share-based compensation expense	5.7	5.7
Changes in assets and liabilities, net of the effect of acquisitions:
Decrease (increase) in accounts receivable	16.8	(46.1)
Decrease in inventories	17.4	9.6
Decrease in accounts payable	(23.5)	(8.2)
Decrease in pension and other post-retirement benefits	(12.7)	(4.0)
Increase in post-acquisition earnout liabilities	1.0	—
(Decrease) increase in accrued expenses and other assets and liabilities, net	(4.5)	15.1
Payment of post-acquisition date earnout liability	(21.0)	—
Net cash provided by operating activities	76.0	99.4
Investing activities
Capital expenditures	(21.3)	(26.5)
Business acquisitions, net of cash acquired	—	(119.6)
Net proceeds from divestiture	7.1	—
Net proceeds from other assets	5.2	3.9
Net cash used by investing activities	(9.0)	(142.2)
Financing activities
Debt offering proceeds	650.0	—
Borrowings under credit facilities	—	607.4
Repayments under credit facilities	—	(548.9)
Purchase of common shares for treasury	(13.6)	(26.9)
Cash dividends paid	(34.3)	(30.7)
Repayment of long-term debt	(4.2)	(3.3)
Payments of withholding tax on share awards	(1.6)	(1.9)
Debt financing costs	(9.7)	(0.2)
Equity offering proceeds, net of underwriting discount and issuance costs	496.1	—
Payment of acquisition date earnout liability	(32.9)	—
Net cash provided (used) by financing activities	1,049.8	(4.5)
Effect of exchange rate changes on cash	(4.5)	1.9
Increase (decrease) in cash and cash equivalents	1,112.3	(45.4)
Cash and cash equivalents at beginning of year	864.7	170.9
Cash and cash equivalents at end of period	$1,977.0	$125.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2020	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	32.8	—	—	32.8	—	32.8
Other comprehensive loss	—	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Noncontrolling interest activity	—	—	—	—		—	—	—	(0.8)	(0.8)
Cash dividends declared (1)	—	—	—	—	(18.7)	—	—	(18.7)	—	(18.7)
Repurchase of common shares	—	(1.0)	—	—	—	(13.6)	—	(13.6)	—	(13.6)
Common shares equity offering	—	15.3	0.2	334.6	—	161.3	—	496.1	—	496.1
Share-based compensation and exercise of awards	—	0.2	—	(0.5)	—	1.6	—	1.1	—	1.1
Other	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at March 31, 2020	122.2	(30.8)	$1.4	$1,509.3	$1,015.0	$(893.8)	$(93.3)	$1,538.6	$—	$1,538.6
Net income	—	—	—	—	22.8	—	—	22.8	0.4	23.2
Other comprehensive income	—	—	—	—	—	—	4.8	4.8	—	4.8
Cash dividends declared (1)	—	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Share-based compensation and exercise of awards	—	—	—	3.2	—	0.4	—	3.6	—	3.6
Balance at June 30, 2020	122.2	(30.8)	$1.4	$1,512.5	$1,019.3	$(893.4)	$(88.5)	$1,551.3	$0.4	$1,551.7

(1) Dividends declared per share were $0.2025 and $0.4050 for the three and six months ended June 30, 2020, respectively.

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2019	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income	—	—	—	—	38.2	—	—	38.2	0.1	38.3
Other comprehensive gain	—	—	—	—	—	—	3.2	3.2	—	3.2
Cash dividends declared (1)	—	—	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Share-based compensation and exercise of awards	—	0.1	—	0.5	—	1.1	—	1.6	—	1.6
Balance at March 31, 2019	122.2	(44.4)	$1.2	$1,167.4	$496.3	$(1,017.6)	$(79.1)	$568.2	$0.7	$568.9
Net income	—	—	—	—	42.1	—	—	42.1	—	42.1
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Cash dividends declared (1)	—	—	—	—	(15.2)	—	—	(15.2)	—	(15.2)
Repurchase of common shares	—	(1.0)	—	—	—	(26.9)	—	(26.9)	—	(26.9)
Share-based compensation and exercise of awards	—	0.1	—	1.8	—	0.7	—	2.5	—	2.5
Balance at June 30, 2019	122.2	(45.3)	$1.2	$1,169.2	$523.2	$(1,043.8)	$(79.4)	$570.4	$0.7	$571.1

(1) Dividends declared per share were $0.1950 and $0.3900 for the three and six months ended June 30, 2019, respectively.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

6 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 of Avient Corporation, formerly known as PolyOne Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2020. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
Accounting Standards Adopted
On January 1, 2020, the Company adopted Account Standards Update (ASU) 2016-03, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (CECL) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to beginning retained earnings that was not material.

Note 2 — BUSINESS COMBINATIONS
On December 19, 2019, we entered into a definitive share purchase agreement (the Agreement) with Clariant AG, a corporation organized and existing under the laws of Switzerland (Clariant), and through one of our wholly owned subsidiaries, a definitive business transfer agreement (the BTA), with Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority-owned subsidiary of Clariant (Clariant India). Pursuant to the Agreement and the BTA, on July 1, 2020, we completed our acquisition of all of the equity interests in Clariant's global masterbatch business and Clariant India's masterbatch business assets in India. The businesses are collectively referred to as Clariant MB and the acquisitions are collectively referred to as the Clariant MB Acquisition. The Clariant MB Acquisition is further discussed in Note 14, Subsequent Events.
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line, LLC (Fiber-Line) on January 2, 2019 involve contingent earnout consideration. The PlastiComp earnout has a ceiling of $35.0 million, which was reached during the first quarter of 2020 and is reflected within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The Fiber-Line earnout is based on two annual earnout periods, with the second earnout period target based on year-one results. Amounts related to the first Fiber-Line earnout period were paid in the first quarter of 2020. During the three months ended March 31, 2020, earnout charges of $1.0 million were recorded within Selling and administrative expense on the Condensed Consolidated Statements of Income, primarily attributable to improved earnings from the acquisitions. No additional earnout adjustments were recorded in the three months ended June 30, 2020.

Note 3 — DISCONTINUED OPERATIONS
On October 25, 2019, Avient divested its Performance Products and Solutions business segment (PP&S) to SK Echo Group S.à r.l. We received total proceeds from the divestiture of $768.9 million, which were net of cash transaction costs and included a working capital adjustment of $7.1 million received in the first quarter of 2020. Upon completion of the transaction, we recognized an after-tax gain of $457.7 million during 2019, which is included

7 AVIENT CORPORATION

in the (Loss) income from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
Avient has continuing involvement with the former PP&S business following the close of the transaction. The Company entered into a four-year distribution agreement with the former PP&S business to be the exclusive distributor for certain products, under terms that were similar prior to the disposal transaction. Avient and the former PP&S business have also entered into contract manufacturing and supply agreements for certain products for a two-year period. For the six months ended June 30, 2020, our net cash outflow related to the agreements was approximately $32 million.
The following table summarizes the major line items constituting pretax income of discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$—	$155.6	$—	$304.9
Cost of sales	—	(123.3)	—	(244.4)
Selling and administrative expense	(0.1)	(6.6)	(0.5)	(13.5)
(Loss) income of discontinued operations before income taxes	(0.1)	25.7	(0.5)	47.0
Income tax benefit (expense)	(0.1)	(6.8)	—	(12.3)
(Loss) income from discontinued operations, net of income taxes	$(0.2)	$18.9	$(0.5)	$34.7

The following table presents the depreciation, amortization, and capital expenditures of our discontinued operations for the three and six months ended June 30, 2019. No such amounts were recorded for the three and six months ended June 30, 2020.

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Depreciation and amortization	$3.8	$7.6
Capital Expenditures	4.7	7.2

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2020 and December 31, 2019 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at December 31, 2019	$236.3	$447.8	$1.6	$685.7
Currency translation	(0.7)	0.2	—	(0.5)
Balance at June 30, 2020	$235.6	$448.0	$1.6	$685.2

Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(96.2)	$(0.9)	$189.7
Patents, technology and other	244.0	(87.0)	(1.3)	155.7
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(183.2)	$(2.2)	$454.9

8 AVIENT CORPORATION

	As of December 31, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(89.1)	$(1.0)	$196.7
Patents, technology and other	244.0	(79.6)	(1.3)	163.1
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(168.7)	$(2.3)	$469.3

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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Condensed Consolidated Statements of Income Location	2020	2019	2020	2019
Lease cost:
Operating lease cost	Cost of sales	$2.4	$2.8	$4.2	$5.5
Operating lease cost	Selling and administrative expense	4.3	3.3	9.1	6.5
Total operating lease cost		$6.7	$6.1	$13.3	$12.0

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2020 and 2019 was 3.9 years and 4.3 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of June 30, 2020 and 2019 was 4.3% and 4.7%, respectively.
Maturity Analysis of Lease Liabilities:

As of June 30, 2020
(In millions)	Operating Leases
2020	$12.4
2021	18.2
2022	13.4
2023	9.1
2024	5.0
Thereafter	7.7
Total lease payments	65.8
Less amount of lease payment representing interest	(6.8)
Total present value of lease payments	$59.0

9 AVIENT CORPORATION

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(in millions)	As of June 30, 2020	As of December 31, 2019
Finished products	$140.8	$157.6
Work in process	9.3	8.0
Raw materials and supplies	91.4	95.3
Inventories, net	$241.5	$260.9

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(in millions)	As of June 30, 2020	As of December 31, 2019
Land and land improvements	$32.8	$32.8
Buildings	236.6	231.8
Machinery and equipment	757.4	748.9
Property, gross	1,026.8	1,013.5
Less accumulated depreciation	(626.0)	(606.1)
Property, net	$400.8	$407.4

Note 8 — INCOME TAXES
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations, including certain provisions for the amount of interest expense that can be deducted. Pursuant to the CARES Act, the Company expects to be able to deduct all U.S. interest expense incurred in 2020.
We continue to recognize the tax on global intangible low-taxed income (GILTI) as an expense in the period the tax is incurred and we have included a provisional estimate for GILTI in our estimated annual effective tax rate.
During the three and six months ended June 30, 2020, the Company’s effective tax rate of 25.1% and 25.9%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, the U.S. GILTI tax and certain other non-deductible items. These items were partially offset by the benefit of the U.S. research and development tax credit and favorable mix of earnings in foreign jurisdictions with lower effective tax rates.
During the three and six months ended June 30, 2019, the Company’s effective tax rate of 24.0% and 26.1%, respectively, was above the Company's federal statutory rate of 21.0% primarily due to the U.S. GILTI tax, tax effects of foreign valuation allowances, state taxes and certain other non-deductible items. These items were partially offset by the benefit of the U.S. research and development tax credit and favorable mix of earnings in foreign jurisdictions with lower effective tax rates.

Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	621.2	8.7	612.5	2.81%
5.25% senior notes due 2023	600.0	3.1	596.9	5.25%
5.75% senior notes due 2025	650.0	8.9	641.1	5.75%
Other Debt	17.2	—	17.2
Total Debt	1,888.4	20.7	1,867.7
Less short-term and current portion of long-term debt	18.0	—	18.0
Total long-term debt, net of current portion	$1,870.4	$20.7	$1,849.7

10 AVIENT CORPORATION

As of December 31, 2019 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	3.90%
Senior secured term loan due 2026	624.5	9.8	614.7	4.01%
5.25% senior notes due 2023	600.0	3.7	596.3	5.25%
Other Debt	18.3	—	18.3
Total Debt	1,242.8	13.5	1,229.3
Less short-term and current portion of long-term debt	18.4	—	18.4
Total long-term debt, net of current portion	$1,224.4	$13.5	$1,210.9

On May 13, 2020, the Company entered into an indenture (the Indenture) with U.S. Bank National Association, as trustee (the Trustee), relating to the issuance by the Company of $650 million aggregate principal amount of 5.75% Senior Notes due 2025 (the Notes). The Notes were sold on May 13, 2020 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the Securities Act), have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Company received $640.8 million from the Notes offering, net of debt issuance costs, which were recorded on the balance sheet and are being amortized into Interest expense, net on the Condensed Consolidated Statements of Income over the term of the debt.
The Notes bear interest at a rate of 5.75% per annum, which are payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020. The Notes will mature on May 15, 2025. The Notes are senior unsecured obligations of the Company.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2020, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at June 30, 2020 and December 31, 2019 was $1,932.3 million and $1,271.8 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

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
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution.

11 AVIENT CORPORATION

Segment information for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$225.9	$226.8	$32.3	$266.0	$267.5	$42.3
Specialty Engineered Materials	146.3	158.8	17.0	180.3	195.3	24.9
Distribution	234.6	238.8	14.6	301.9	306.6	20.1
Corporate and eliminations	2.3	(15.3)	(25.9)	—	(21.2)	(41.2)
Total	$609.1	$609.1	$38.0	$748.2	$748.2	$46.1

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$481.3	$483.3	$72.8	$528.1	$530.8	$81.8
Specialty Engineered Materials	315.5	344.1	39.3	356.1	385.2	45.4
Distribution	518.0	528.3	34.0	614.6	623.9	39.6
Corporate and eliminations	5.8	(35.1)	(55.3)	—	(41.1)	(73.6)
Total	$1,320.6	$1,320.6	$90.8	$1,498.8	$1,498.8	$93.2

	Total Assets
(In millions)	As of June 30, 2020	As of December 31, 2019
Color, Additives and Inks	$1,193.9	$1,215.8
Specialty Engineered Materials	755.6	774.0
Distribution	242.8	235.6
Corporate and eliminations	2,144.7	1,047.9
Total assets	$4,337.0	$3,273.3

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
In September 2007, the United States District Court for the Western District of Kentucky (Court) in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., held that Avient must pay the remediation costs at the former Goodrich Corporation Calvert City facility (now largely owned and operated by Westlake Vinyls, Inc. (Westlake Vinyls)), together with certain defense costs of Goodrich Corporation. The rulings also provided that Avient can seek indemnification for contamination attributable to Westlake Vinyls.
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
The environmental obligation at the site arose as a result of an agreement between The B.F. Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in

12 AVIENT CORPORATION

1993. Under the agreement, The Geon Company agreed to indemnify Goodrich Corporation for certain environmental costs at the site. Neither Avient nor The Geon Company ever operated the facility.
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as the evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies signed the agreed Consent Decree and remedial action Work Plan, which are currently under USEPA/Department of Justice final review. Our current reserve of $97.2 million is consistent with the USEPA's estimates contained in the ROD.
On March 13, 2013, Avient acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River Study Area (LPRSA). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent (AOC) with the USEPA, to assume responsibility for development of a Remedial Investigation and Feasibility Study of the LPRSA. Franklin-Burlington has not admitted to any liability or agreed to bear any other costs for remediation or natural resource damage.
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
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed any of the primary contaminants of concern to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any allocation to Franklin-Burlington has not been determined. As a result of these uncertainties, we are unable to estimate a liability related to this matter and, as of June 30, 2020, we have not accrued for costs of remediation related to the lower Passaic River.
During the three and six months ended June 30, 2020, Avient recognized $3.1 million and $3.5 million of expense related to environmental remediation costs, compared to $1.9 million and $4.0 million recognized during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2020, Avient received $8.5 million and $8.7 million of insurance recoveries for previously incurred environmental costs, respectively. No such reimbursements were recovered during the three and six months ended June 30, 2019. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $109.6 million and $112.0 million as of June 30, 2020 and December 31, 2019, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional

13 AVIENT CORPORATION

costs in excess of the amount accrued at June 30, 2020. However, such additional costs, if any, cannot be currently estimated.
Avient is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, product claims, personal injuries, and employment related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the condensed consolidated financial statements.
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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. That conversion resulted in gains of $2.0 million and $4.1 million for the three and six months ended June 30, 2020, compared to gains of $2.0 million and $4.1 million for the three and six months ended June 30, 2019, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2020, a loss of $2.8 million and a gain of $6.0 million were recognized within translation adjustments in AOCI, net of tax, compared to gains of $0.3 million and $4.9 million for the three and six months ended June 30, 2019, respectively.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.8 million and $1.2 million for the three and six months ended June 30, 2020, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, a gain of $0.2 million and a loss of $3.2 million were recognized in AOCI, net of tax, compared to losses of $1.9 million and $2.9 million for the three and six months ended June 30, 2019, respectively.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

14 AVIENT CORPORATION

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of June 30, 2020	As of December 31, 2019
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$22.8	$14.7
Liabilities
Interest Rate Swap (Cash Flow Hedge)	Other non-current liabilities	$9.4	$5.1

Note 13 — EMPLOYEE BENEFIT PLANS
In the second quarter of 2020, we offered lump sum payments to certain eligible participants of our US Qualified Pension Plan (the Plan), which resulted in a settlement as defined by ASC 715, Compensation-Retirement Benefits. The settlement triggered an interim remeasurement of the Plan’s assets and benefit obligations. As a result, we recorded a gain of $6.9 million, inclusive of the gain recognized on settlement and the mark-to-market remeasurement gain, within our Condensed Consolidated Statements of Income in the Other Income, net line item.

Note 14 — SUBSEQUENT EVENTS
On July 1, 2020, the Company completed its acquisition of all the equity interests in the global masterbatch business of Clariant AG and the masterbatch business assets in India of Clariant India as part of the Clariant MB Acquisition. The Clariant MB Acquisition increases the Company's scale, product depth and geographic reach in its Color, Additives and Inks segment. Clariant MB has leading portfolios of solid and liquid masterbatches that include sustainable solutions for alternative energy, and reduced requirements for packaging and light weighting. In connection with the completion of the Clariant MB Acquisition and effective as of June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation. In conjunction with its rebranding and new name, the Company also changed it's ticker symbol from "POL" to "AVNT" effective at the start of trading on July 13, 2020.
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.4 billion, net of cash, which is preliminary and subject to working capital and net debt adjustments. To finance the all-cash purchase, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020, $640.8 million in net proceeds from a senior unsecured notes offering that was completed in May 2020, with the balance from the net proceeds of the October 2019 sale of PP&S. For additional details related to the sale of PP&S and the senior unsecured notes offering, refer to Note 3, Discontinued Operations and Note 9, Financing Arrangements, respectively. The Clariant MB Acquisition will be accounted for under the acquisition method of accounting and the purchase price will be allocated to the identifiable assets and liabilities. Given the timing of the Clariant MB Acquisition, a preliminary price allocation is not yet available.
Unaudited, estimated pro forma net sales and net income were approximately $4.0 billion and $58.0 million, respectively, for fiscal year 2019. The unaudited pro forma net sales and net income amounts assume that the Clariant MB Acquisition had occurred as of the beginning of fiscal year 2019. This unaudited pro forma information is preliminary and subject to change, is for informational purposes only, and is not necessarily indicative of the operating results that would have occurred had the Clariant MB Acquisition been consummated at the beginning of the 2019, nor is it necessarily indicative of future operating results.
Total acquisition-related costs incurred to date in connection with the Clariant MB Acquisition are $16.7 million, of which $7.9 million and $11.6 million were incurred in the three and six months ended June 30, 2020. These costs were charged to Selling and administrative expense on the Condensed Consolidated Statements of Income.
In connection with the Clariant MB Acquisition, on December 19, 2019, we had entered into a Commitment Letter (the Commitment Letter) with a number of banks (the Commitment Parties), pursuant to which the Commitment Parties provided a 12-month commitment for a $1.15 billion senior unsecured bridge loan facility (the Bridge Facility) for purposes of funding the Clariant MB Acquisition. In lieu of borrowing under the Bridge Facility, we used a portion of the net proceeds from the sale of PP&S, the net proceeds from the issuance of common shares in an underwritten public offering, and the net proceeds from a senior unsecured notes offering to finance the Clariant MB Acquisition, as described above. In connection with the closing of the Clariant MB Acquisition and pursuant to the Commitment Letter, on July 1, 2020, we paid a net fee of $9.7 million to the Commitment Parties.

15 AVIENT CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier provider of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities across North America, South America, Europe and Asia. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics (our customers). When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation, formerly known as PolyOne Corporation, and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net income and net income attributable to Avient common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Sales	$609.1	$748.2	$1,320.6	$1,498.8
Operating income	38.0	46.1	90.8	93.2
Net income from continuing operations	23.4	23.2	56.5	45.7
(Loss) income from discontinued operations, net of income taxes	(0.2)	18.9	(0.5)	34.7
Net income	$23.2	$42.1	$56.0	$80.4

Net income attributable to Avient common shareholders	$22.8	$42.1	$55.6	$80.3

Recent Developments
COVID-19
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our employees, customers, supply chain and distribution network. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and is expected to continue to adversely affect, our business, the results of operations, financial position and cash flows. While we concluded there were no indicators of impairment as of June 30, 2020, any significant sustained adverse change in financial results or macroeconomic conditions could result in future impairments of long-lived assets. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.
Clariant MB Acquisition
On July 1, 2020, the Company completed the Clariant MB Acquisition. The Clariant MB Acquisition increases the Company's scale, product depth and geographic reach in its Color, Additives and Inks segment. Clariant MB includes leading portfolios of solid and liquid masterbatches, along with supporting services that are aligned with the megatrends of the future, including sustainable solutions for alternative energy, reduced requirements for packaging and light weighting. In connection with the completion of the Clariant MB Acquisition, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation.
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.4 billion, net of cash, which is preliminary and subject to working capital and net debt adjustments. To finance the all-cash purchase, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020, $640.8 million in net proceeds from a senior unsecured notes offering that was completed in May 2020, with the balance from the net proceeds of the October 2019 sale of PP&S.

16 AVIENT CORPORATION

Results of Operations — The three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2020	2019	Change	% Change	2020	2019	Change	% Change
Sales	$609.1	$748.2	$(139.1)	(18.6)%	$1,320.6	$1,498.8	$(178.2)	(11.9)%
Cost of sales	459.4	572.9	113.5	19.8%	999.4	1,155.4	156.0	13.5%
Gross margin	149.7	175.3	(25.6)	(14.6)%	321.2	343.4	(22.2)	(6.5)%
Selling and administrative expense	111.7	129.2	17.5	13.5%	230.4	250.2	19.8	7.9%
Operating income	38.0	46.1	(8.1)	(17.6)%	90.8	93.2	(2.4)	(2.6)%
Interest expense, net	(16.2)	(16.2)	—	—%	(25.6)	(32.1)	6.5	20.2%
Other income, net	9.5	0.7	8.8	nm	11.1	0.8	10.3	nm
Income from continuing operations before income taxes	31.3	30.6	0.7	2.3%	76.3	61.9	14.4	23.3%
Income tax expense	(7.9)	(7.4)	(0.5)	(6.8)%	(19.8)	(16.2)	(3.6)	(22.2)%
Net income from continuing operations	23.4	23.2	0.2	0.9%	56.5	45.7	10.8	23.6%
(Loss) income from discontinued operations, net of income taxes	(0.2)	18.9	(19.1)	nm	(0.5)	34.7	(35.2)	nm
Net income	23.2	42.1	(18.9)	(44.9)%	56.0	80.4	(24.4)	(30.3)%
Net income attributable to noncontrolling interests	(0.4)	—	(0.4)	nm	(0.4)	(0.1)	(0.3)	nm
Net income attributable to Avient common shareholders	$22.8	$42.1	$(19.3)	(45.8)%	$55.6	$80.3	$(24.7)	(30.8)%

Earnings (loss) per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.25	$0.30			$0.63	$0.59
Discontinued operations	—	0.24			—	0.45
Total	$0.25	$0.54			$0.63	$1.04

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.25	$0.30			$0.63	$0.58
Discontinued operations	—	0.24			(0.01)	0.45
Total	$0.25	$0.54			$0.62	$1.03
nm - not meaningful

Sales
Sales decreased $139.1 million, or 18.6%, and $178.2 million, or 11.9%, in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, as sales growth in Asia as well as strength in the packaging and healthcare end markets could not overcome the impacts of COVID-19 in Europe and North America. Unfavorable foreign exchange resulted in a 1.3% and 1.2% reduction to sales, respectively.
Cost of sales
As a percentage of sales, cost of sales decreased from 76.6% in the three months ended June 30, 2019 to 75.4% in the three months ended June 30, 2020, primarily as a result of improved mix, cost containment, and an insurance reimbursement of prior incurred environmental costs of $8.5 million received in the second quarter of 2020.

17 AVIENT CORPORATION

As a percentage of sales, cost of sales decreased from 77.1% in the six months ended June 30, 2019 to 75.7% in the six months ended June 30, 2020, primarily as a result of improved mix, lower raw material costs, cost containment, and an insurance reimbursement of prior incurred environmental costs of $8.5 million received in the second quarter of 2020.
Selling and administrative expense
Selling and administrative expense decreased $17.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, driven primarily by lower employee costs, reduced travel expenses and discretionary spending, and favorable foreign exchange, partly offset by acquisition related costs.
Selling and administrative expense decreased $19.8 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, driven primarily by lower employee costs, reduced travel expenses and discretionary spending, and favorable foreign exchange.
Interest expense, net
Interest expense, net remained unchanged during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as lower average outstanding variable debt balances were offset by interest expense related to our senior unsecured notes offering completed in May 2020.
Interest expense, net decreased $6.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as interest expense related to our senior unsecured notes offering completed in May 2020 was offset by lower average outstanding variable debt balances as well as interest income earned on cash and cash equivalents from our equity issuance completed in February of 2020 along with the divestment of PP&S.
Other Income, net
All components of net periodic benefit cost, except for service costs, are presented here. The increase in Other Income, net for the three and six months ended June 30, 2020 was primarily driven by a pension settlement gain, and resulting gain on the interim remeasurement of the Plan’s assets and benefit obligations, totaling $6.9 million. For further detail, see Note 13, Employee Benefit Plans, to the accompanying condensed consolidated financial statements.
Income taxes
During the three and six months ended June 30, 2020, the Company’s effective tax rate was 25.1% and 25.9%, respectively, compared to 24.0% and 26.1% for the three and six months ended June 30, 2019, respectively. The rate for the three months ended June 30, 2020 was slightly higher due to an increase in the U.S. GILTI tax. For the six months ended June 30, 2020, the rate was slightly lower due to favorable mix of earnings in foreign jurisdictions with lower effective tax rates.
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
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Our segments are further discussed in Note 10, Segment Information, to the accompanying condensed consolidated financial statements.

18 AVIENT CORPORATION

Sales and Operating Income — The three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2020	2019	Change	% Change	2020	2019	Change	% Change
Sales:
Color, Additives and Inks	$226.8	$267.5	$(40.7)	(15.2)%	$483.3	$530.8	$(47.5)	(8.9)%
Specialty Engineered Materials	158.8	195.3	(36.5)	(18.7)%	344.1	385.2	(41.1)	(10.7)%
Distribution	238.8	306.6	(67.8)	(22.1)%	528.3	623.9	(95.6)	(15.3)%
Corporate and eliminations	(15.3)	(21.2)	5.9	27.8%	(35.1)	(41.1)	6.0	14.6%
Total Sales	$609.1	$748.2	$(139.1)	(18.6)%	$1,320.6	$1,498.8	$(178.2)	(11.9)%

Operating income:
Color, Additives and Inks	$32.3	$42.3	$(10.0)	(23.6)%	$72.8	$81.8	$(9.0)	(11.0)%
Specialty Engineered Materials	17.0	24.9	(7.9)	(31.7)%	39.3	45.4	(6.1)	(13.4)%
Distribution	14.6	20.1	(5.5)	(27.4)%	34.0	39.6	(5.6)	(14.1)%
Corporate and eliminations	(25.9)	(41.2)	15.3	37.1%	(55.3)	(73.6)	18.3	24.9%
Total Operating Income	$38.0	$46.1	$(8.1)	(17.6)%	$90.8	$93.2	$(2.4)	(2.6)%

Operating income as a percentage of sales:
Color, Additives and Inks	14.2%	15.8%	(1.6)	% points	15.1%	15.4%	(0.3)	% points
Specialty Engineered Materials	10.7%	12.7%	(2.0)	% points	11.4%	11.8%	(0.4)	% points
Distribution	6.1%	6.6%	(0.5)	% points	6.4%	6.3%	0.1	% points
Total	6.2%	6.2%	—	% points	6.9%	6.2%	0.7	% points

Color, Additives and Inks
Sales decreased by $40.7 million, or 15.2%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Improved pricing and mix, as well as a record quarter in Asia, were more than offset by weakness in Europe and North America as a result of the COVID-19 pandemic. Unfavorable foreign exchange reduced sales by 1.8%.
Sales decreased by $47.5 million, or 8.9%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Gains in the packaging and healthcare end markets, as well as improved pricing and mix, were more than offset by weakness in the automotive and consumer end markets due to the COVID-19 pandemic. Unfavorable foreign exchange reduced sales by 1.7%.
Operating income decreased $10.0 million, or 23.6%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and $9.0 million, or 11.0%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The benefit of improved mix, lower raw material input costs, pricing actions, and lower discretionary spending was not enough to overcome the demand decline as a result of the COVID-19 pandemic.
Specialty Engineered Materials
Sales decreased $36.5 million, or 18.7%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, largely driven by lower demand in North America and Europe due to the COVID-19 pandemic.
Sales decreased by $41.1 million, or 10.7%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as first quarter growth was more than offset by second quarter impact of the COVID-19 pandemic.
Operating income decreased $7.9 million, or 31.7% in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and $6.1 million, or 13.4%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 largely due to the impact of COVID-19.

19 AVIENT CORPORATION

Distribution
Sales decreased $67.8 million, or 22.1%, in the three months ended June 30, 2020 and $95.6 million, or 15.3%, in the six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 due to lower volume associated with COVID-19 combined with lower average selling prices, driven by lower raw material costs.
Operating income decreased $5.5 million, or 27.4%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and $5.6 million, or 14.1%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of the lower volume associated with COVID-19.
Corporate and Eliminations
Operating income decreased $15.3 million, or 37.1%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and $18.3 million, or 24.9%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily as a result of an insurance reimbursement of prior incurred environmental costs of $8.5 million, and lower discretionary spending.
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
The following table summarizes our liquidity as of June 30, 2020 and December 31, 2019:

(In millions)	As of June 30, 2020	As of December 31, 2019
Cash and cash equivalents	$1,977.0	$864.7
Revolving credit availability	260.9	281.1
Liquidity	$2,237.9	$1,145.8

After giving effect to cash payments in July 2020, in the aggregate amount of $1,520.7 million, consisting of $1,375.7 million for the Clariant MB Acquisition and $145.0 million of tax payments primarily associated with the PP&S divestiture, our pro forma liquidity as of June 30, 2020, would have been $717.2 million.
As of June 30, 2020, approximately 14% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash in 2020 include cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2020 include the acquisition of Clariant MB, integration costs related to the Clariant MB Acquisition, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures. Capital expenditures are currently estimated to be approximately $45.0 million in 2020, which was reduced from our previously disclosed estimate of $65 million as part of our response to the COVID-19 pandemic.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019.
Operating Activities — In the six months ended June 30, 2020, net cash provided by operating activities was $76.0 million as compared to net cash used by operating activities of $99.4 million for the six months ended June 30, 2019, as lower earnings driven by COVID-19 along with a $21 million earnout payment more than offset lower working capital of $10.7 million.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2020 of $9.0 million primarily reflects capital expenditures of $21.3 million, partially offset by the receipt of the working capital settlement of $7.1 million related to the PP&S divestiture, as well as $5.2 million cash proceeds from other assets.

20 AVIENT CORPORATION

Net cash used by investing activities during the six months ended June 30, 2019 of $142.2 million primarily reflects $119.6 million for the acquisition of Fiber-Line and $26.5 million of capital expenditures.
Financing Activities — Net cash provided by financing activities for the six months ended June 30, 2020 of $1,049.8 million primarily reflects $496.1 million of net proceeds received from the issuance of common shares in an underwritten public offering that we completed in February 2020, and $640.8 million of net proceeds from the senior unsecured notes offering completed in May 2020, offset by $34.3 million of dividends paid, repurchases of our outstanding common shares of $13.6 million, and the payment of the Fiber-Line acquisition date earnout liability of $32.9 million.
Net cash used by financing activities for the six months ended June 30, 2019 of $4.5 million primarily reflects net borrowings of $58.5 million under our senior secured revolving credit facility, offset by $30.7 million of dividends paid and $26.9 million of share repurchases.
Debt
As of June 30, 2020, our principal amount of debt totaled $1,888.4 million. Aggregate maturities of the principal amount of debt for the current year, next five years and thereafter, are as follows:

(In millions)
2020	$14.2
2021	7.5
2022	7.2
2023	607.0
2024	7.0
Thereafter	1,245.5
Aggregate maturities	$1,888.4

As of June 30, 2020, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 9, Financing Arrangements to the accompanying condensed consolidated financial statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2020, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

21 AVIENT CORPORATION

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
•an inability to achieve the anticipated financial benefit from initiatives related to acquisition and integration working capital reductions, cost reductions and employee productivity goals;
•our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•information systems failures and cyberattacks;
•our ability to achieve the strategic and other objectives relating to the Clariant MB Acquisition, including any expected synergies;
•our ability to successfully integrate Clariant MB and achieve the expected results of the Clariant MB Acquisition including, without limitation, the Clariant MB Acquisition being accretive; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A, “Risk Factors.”
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

22 AVIENT CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Avient’s management, under the supervision of and with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the design and operation of Avient’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based upon this evaluation, Avient’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, its disclosure controls and procedures were effective.
The Company acquired Clariant MB on July 1, 2020, subsequent to the end of the period covered by this Quarterly Report, and has not yet included Clariant MB in its assessment of the effectiveness of its internal control over financial reporting.
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

23 AVIENT CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	1,107,472
May 1 to May 31	—	—	—	1,107,472
June 1 to June 30	—	—	—	1,107,472
Total	—	$—	—
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing Avient to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million common shares and 13.2 million common shares, respectively. On May 16, 2016, we announced that we would increase our common share buyback by 7.3 million to 10.0 million. As of June 30, 2020, approximately 1.1 million common shares remained available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases. The repurchase program has no expiration and may be suspended or discontinued at any time.
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Certificate of Amendment to the Articles of Incorporation, effective June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 1, 2020, SEC File No. 1-16091)

3.2	Amended and Restated Code of Regulations, effective June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 1, 2020, SEC File No. 1-16091)

4.1
Indenture, dated May 13, 2020, between PolyOne Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 15, 2020, SEC File No. 1-16091).

10.1+
PolyOne Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 30, 2020, SEC File No. 1-16091).

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

24 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 22, 2020	AVIENT CORPORATION

/s/ Bradley C. Richardson
Bradley C. Richardson Executive Vice President and Chief Financial Officer

25 AVIENT CORPORATION