Form 10-Q
period 2020-09-30
AVIENT CORP
filed 2020-11-03
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

Avient Center
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of October 30, 2020 was 91,475,596.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$924.5	$705.3	$2,245.1	$2,204.1
Cost of sales	714.3	544.8	1,713.7	1,700.2
Gross margin	210.2	160.5	531.4	503.9
Selling and administrative expense	176.7	117.4	407.1	367.6
Operating income	33.5	43.1	124.3	136.3
Interest expense, net	(29.7)	(15.5)	(55.3)	(47.6)
Other income, net	1.5	0.6	12.6	1.4
Income from continuing operations before income taxes	5.3	28.2	81.6	90.1
Income tax expense	(2.7)	(4.6)	(22.5)	(20.8)
Net income from continuing operations	2.6	23.6	59.1	69.3
Income (loss) from discontinued operations, net of income taxes	—	19.5	(0.5)	54.2
Net income	$2.6	$43.1	$58.6	$123.5
Net income attributable to noncontrolling interests	(0.9)	(0.1)	(1.3)	(0.2)
Net income attributable to Avient common shareholders	$1.7	$43.0	$57.3	$123.3

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.02	$0.31	$0.64	$0.89
Discontinued operations	—	0.25	—	0.71
Total	$0.02	$0.56	$0.64	$1.60

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.02	$0.30	$0.64	$0.89
Discontinued operations	—	0.26	(0.01)	0.69
Total	$0.02	$0.56	$0.63	$1.58

Weighted-average shares used to compute earnings per common share:
Basic	91.5	76.9	89.7	77.3
Plus dilutive impact of share-based compensation	0.4	0.5	1.0	0.5
Diluted	91.9	77.4	90.7	77.8

Anti-dilutive shares not included in diluted common shares outstanding	0.7	0.6	0.9	0.8

Cash dividends declared per share of common stock	$0.2025	$0.1950	$0.6075	$0.5850
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2.6	$43.1	$58.6	$123.5
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	59.3	(9.8)	56.6	(4.0)
Cash flow hedges	0.8	(0.4)	(2.4)	(3.3)
Total other comprehensive income (loss)	60.1	(10.2)	54.2	(7.3)
Total comprehensive income	62.7	32.9	112.8	116.2
Comprehensive income attributable to noncontrolling interests	(0.9)	(0.1)	(1.3)	(0.2)
Comprehensive income attributable to Avient common shareholders	$61.8	$32.8	$111.5	$116.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$577.3	$864.7
Accounts receivable, net	514.3	330.0
Inventories, net	311.4	260.9
Other current assets	94.8	57.7
Total current assets	1,497.8	1,513.3
Property, net	674.5	407.4
Goodwill	1,280.0	685.7
Intangible assets, net	993.0	469.3
Operating lease assets, net	88.3	63.8
Other non-current assets	176.3	133.8
Total assets	$4,709.9	$3,273.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.7	$18.4
Accounts payable	403.6	287.7
Current operating lease obligations	25.3	21.0
Accrued expenses and other current liabilities	321.3	375.4
Total current liabilities	768.9	702.5
Non-current liabilities:
Long-term debt	1,855.2	1,210.9
Pension and other post-retirement benefits	113.8	56.6
Non-current operating lease obligations	63.0	42.8
Other non-current liabilities	297.9	207.8
Total non-current liabilities	2,329.9	1,518.1

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,597.0	1,051.9
Noncontrolling interest	14.1	0.8
Total equity	1,611.1	1,052.7
Total liabilities and equity	$4,709.9	$3,273.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$58.6	$123.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.8	68.4
Accelerated depreciation and amortization	2.5	—
Share-based compensation expense	7.1	8.7
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(12.7)	(12.7)
Decrease in inventories	53.0	20.0
Increase (decrease) in accounts payable	21.3	(28.3)
Decrease in pension and other post-retirement benefits	(14.4)	(7.0)
Increase in post-acquisition earnout liabilities	2.5	20.7
Increase in accrued expenses and other assets and liabilities, net	56.1	5.3
Taxes paid on gain on divestiture	(142.0)	—
Payment of post-acquisition date earnout liability	(38.1)	—
Net cash provided by operating activities	68.7	198.6
Investing activities
Capital expenditures	(38.6)	(47.9)
Business acquisitions, net of cash acquired	(1,342.7)	(119.6)
Net proceeds from divestiture	7.1	—
Net proceeds from other assets	5.2	5.3
Net cash used by investing activities	(1,369.0)	(162.2)
Financing activities
Debt offering proceeds	650.0	—
Borrowings under credit facilities	—	882.4
Repayments under credit facilities	—	(808.5)
Purchase of common shares for treasury	(13.6)	(26.9)
Cash dividends paid	(52.8)	(45.7)
Repayment of long-term debt	(6.0)	(4.9)
Payments of withholding tax on share awards	(1.9)	(2.0)
Debt financing costs	(9.5)	(0.2)
Equity offering proceeds, net of underwriting discount and issuance costs	496.1	—
Payment of acquisition date earnout liability	(50.8)	—
Net cash provided (used) by financing activities	1,011.5	(5.8)
Effect of exchange rate changes on cash	1.4	(1.9)
(Decrease) increase in cash and cash equivalents	(287.4)	28.7
Cash and cash equivalents at beginning of year	864.7	170.9
Cash and cash equivalents at end of period	$577.3	$199.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2020	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	32.8	—	—	32.8	—	32.8
Other comprehensive loss	—	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Noncontrolling interest activity	—	—	—	—		—	—	—	(0.8)	(0.8)
Cash dividends declared (1)	—	—	—	—	(18.7)	—	—	(18.7)	—	(18.7)
Repurchase of common shares	—	(1.0)	—	—	—	(13.6)	—	(13.6)	—	(13.6)
Common shares equity offering	—	15.3	0.2	334.6	—	161.3	—	496.1	—	496.1
Share-based compensation and exercise of awards	—	0.2	—	(0.5)	—	1.6	—	1.1	—	1.1
Other	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at March 31, 2020	122.2	(30.8)	$1.4	$1,509.3	$1,015.0	$(893.8)	$(93.3)	$1,538.6	$—	$1,538.6
Net income	—	—	—	—	22.8	—	—	22.8	0.4	23.2
Other comprehensive income	—	—	—	—	—	—	4.8	4.8	—	4.8
Cash dividends declared (1)	—	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Share-based compensation and exercise of awards	—	—	—	3.2	—	0.4	—	3.6	—	3.6
Balance at June 30, 2020	122.2	(30.8)	$1.4	$1,512.5	$1,019.3	$(893.4)	$(88.5)	$1,551.3	$0.4	$1,551.7
Net income	—	—	—	—	1.7	—	—	1.7	0.9	2.6
Other comprehensive income	—	—	—	—	—	—	60.1	60.1	—	60.1
Cash dividends declared (1)	—	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Share-based compensation and exercise of awards	—	—	—	1.9	—	0.5	—	2.4	—	2.4
Acquisitions/other	—	—	—	—	—	—	—	—	12.8	12.8
Balance at September 30, 2020	122.2	(30.8)	1.4	$1,514.4	$1,002.5	$(892.9)	$(28.4)	$1,597.0	$14.1	$1,611.1

(1) Dividends declared per share were $0.2025 and $0.6075 for the three and nine months ended September 30, 2020, respectively.

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2019	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income	—	—	—	—	38.2	—	—	38.2	0.1	38.3
Other comprehensive gain	—	—	—	—	—	—	3.2	3.2	—	3.2
Cash dividends declared (1)	—	—	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Share-based compensation and exercise of awards	—	0.1	—	0.5	—	1.1	—	1.6	—	1.6
Balance at March 31, 2019	122.2	(44.4)	$1.2	$1,167.4	$496.3	$(1,017.6)	$(79.1)	$568.2	$0.7	$568.9
Net income	—	—	—	—	42.1	—	—	42.1	—	42.1
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Cash dividends declared (1)	—	—	—	—	(15.2)	—	—	(15.2)	—	(15.2)
Repurchase of common shares	—	(1.0)	—	—	—	(26.9)	—	(26.9)	—	(26.9)
Share-based compensation and exercise of awards	—	0.1	—	1.8	—	0.7	—	2.5	—	2.5
Balance at June 30, 2019	122.2	(45.3)	$1.2	$1,169.2	$523.2	$(1,043.8)	$(79.4)	$570.4	$0.7	$571.1
Net income	—	—	—	—	43.0	—	—	43.0	0.1	43.1
Other comprehensive loss	—	—	—	—	—	—	(10.2)	(10.2)	—	(10.2)
Cash dividends declared (1)	—	—	—	—	(14.7)	—	—	(14.7)	—	(14.7)
Share-based compensation and exercise of awards	—	—	—	2.4	—	0.5	—	2.9	—	2.9
Balance at September 30, 2019	122.2	(45.3)	$1.2	$1,171.6	$551.5	$(1,043.3)	$(89.6)	$591.4	$0.8	$592.2

(1) Dividends declared per share were $0.1950 and $0.5850 for the three and nine months ended September 30, 2019, respectively.

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
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2020. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
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

Note 2 — BUSINESS COMBINATIONS
On July 1, 2020, the Company completed its acquisition of the equity interests in the global masterbatch business of Clariant AG, a corporation organized and existing under the law of Switzerland (Clariant), and the masterbatch assets in India of Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority owned subsidiary of Clariant (Clariant India). The business and assets are collectively referred to as Clariant MB and the acquisitions are collectively referred to as the Clariant MB Acquisition. The Clariant MB Acquisition increased the Company's scale, product depth and geographic reach in its Color, Additives and Inks segment. Clariant MB has leading portfolios of solid and liquid masterbatches that include sustainable solutions for alternative energy, and reduced material requirements for packaging and light weighting. In connection with the completion of the Clariant MB Acquisition and effective as of June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation. In conjunction with its rebranding and new name, the Company also changed its ticker symbol from “POL” to “AVNT”, effective at the start of trading on July 13, 2020.
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.3 billion, net of cash, which includes preliminary working capital and net debt adjustments. Clariant's proposed net debt and working capital adjustment reflects a $44.0 million adjustment, representing a payment by the Company to Clariant. The review period for this proposed adjustment is still open and the adjustment will likely be finalized prior to the end of the first quarter of 2021. To finance the purchase of Clariant MB, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of our Performance Products and Solutions business segment (PP&S). For additional details related to the sale of PP&S and the senior unsecured notes offering, refer to Note 3, Discontinued Operations and Note 9, Financing Arrangements, respectively.
The Clariant MB Acquisition is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 805. As of September 30,

7 AVIENT CORPORATION

2020, the purchase accounting for the Clariant MB Acquisition is preliminary and the amounts recognized in the financial statements for the Clariant MB Acquisition are provisional. The purchase price allocation adjustments will be made throughout the end of Company’s measurement period, which is not to exceed one year from the acquisition date. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from the preliminary estimates. We are in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including the personal and real property, lease obligations, deferred taxes, pension and other post-employment benefit plan liabilities, and intangible assets. The provisional measurements and preliminary allocation of consideration transferred and determination of fair values of assets acquired and liabilities assumed, reflect estimates, judgments and assumptions made by management. These estimates, judgments and assumptions are subject to change upon final valuation.
The summarized preliminary purchase price allocation is as follows:

July 1, 2020
Cash and cash equivalents	$145.1
Accounts receivable	170.8
Inventories	102.3
Other current assets	54.1
Property	267.6
Goodwill	570.1
Intangible assets:
Customer relationships	221.4
Trade names and trademarks	32.0
Patents, technology and other	273.9
Operating lease assets	33.6
Other long-term assets	1.1
Short term debt	(0.4)
Accounts payable	(91.6)
Current operating lease obligations	(3.1)
Accrued expenses and other current liabilities	(81.9)
Long-term debt	(6.7)
Non-current operating lease obligations	(29.0)
Deferred tax liabilities	(58.2)
Pension and other post retirement benefits	(56.7)
Non-controlling interests	(12.7)
Total purchase price consideration	$1,531.7

The intangible assets that have been acquired are being amortized over a period of 18 to 20 years.
Goodwill of $570.1 million was recorded and allocated to the Color, Additives and Inks segment. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination. We expect a portion of goodwill to be deductible for tax purposes.
The amounts of revenue and income from continuing operations before income taxes of Clariant MB since the acquisition date included in the consolidated income statement for the three months ended September 30, 2020 are $264.2 million and $18.3 million, respectively. Had the Clariant MB Acquisition occurred as of the beginning of fiscal 2019, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

8 AVIENT CORPORATION

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$924.5	$976.3	$2,782.6	$3,055.5
Income from continuing operations before income taxes	28.9	29.8	146.5	78.4

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2019. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. In preparation of the pro forma financial information, we eliminated certain historical allocations made by Clariant as they do not represent the stand alone operations of Clariant MB and replaced them with costs more likely to occur as a part of Avient. This elimination removed expense of $7.5 million and $10.0 million during the nine months ended September 30, 2020 and 2019, respectively, while the three months ended September 30, 2020 reflect actual results. The amortization of inventory step-up from the preliminary purchase price allocation was $10.5 million, and is reflected in Cost of sales in the three and nine months ended September 30, 2020. Additionally, we incurred $9.6 million and $10.1 million of costs related to committed financing which are reflected in Interest expense, net in the three and nine months ended September 30, 2020, respectively. The amounts associated with the amortization of inventory step-up and costs related to committed financing were removed from the three and nine months ended September 30, 2020, and presented in the nine months ended September 30, 2019 pro forma financial information.

Costs incurred in connection with the Clariant MB Acquisition were $3.5 million and $15.1 million in the three and nine months ended September 30, 2020, respectively. These fees were charged to Selling and Administrative expense on the Condensed Consolidated Statements of Income.

Other Acquisitions
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line, LLC (Fiber-Line) on January 2, 2019 involve contingent earnout consideration. The PlastiComp earnout had a ceiling of $35.0 million that was reached during the first quarter of 2020 and paid in the third quarter of 2020. The Fiber-Line earnout is based on two annual earnout periods, with the second earnout period target based on year-one results. The second earnout period ends on December 31, 2020 and we expect settlement in 2021. A payment of $53.9 million associated with the first Fiber-Line earnout period was made in the first quarter of 2020. During the three and nine months ended September 30, 2020, the Company recorded charges of $1.5 million and $2.5 million, respectively, associated with the earnouts within Selling and administrative expense on the Condensed Consolidated Statements of Income that were primarily attributable to improved earnings from the acquisitions.

Note 3 — DISCONTINUED OPERATIONS
On October 25, 2019, Avient divested PP&S to SK Echo Group S.à.r.l. We received total proceeds from the divestiture of $768.9 million, which were net of cash transaction costs and included a working capital adjustment of $7.1 million received in the first quarter of 2020. Upon completion of the transaction, we recognized an after-tax gain of $457.7 million during 2019, which is included in the Income (loss) from discontinued operations, net of income taxes line of the Condensed Consolidated Statements of Income.
Avient has continuing involvement with the former PP&S business following the close of the transaction. The Company entered into a four-year distribution agreement with the former PP&S business to be the exclusive distributor for certain products, under terms that were similar prior to the disposal transaction. Avient and the former PP&S business have also entered into contract manufacturing and supply agreements for certain products for a two-year period. For the nine months ended September 30, 2020, our net cash outflow related to the agreements was approximately $45.4 million.
The following table summarizes the major line items constituting pre-tax income of discontinued operations for the three and nine months ended September 30, 2020 and 2019:

9 AVIENT CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$—	$143.1	$—	$448.0
Cost of sales	—	(114.0)	—	(358.4)
Selling and administrative expense	—	(8.2)	(0.5)	(21.7)
Income (loss) of discontinued operations before income taxes	—	20.9	(0.5)	67.9
Income tax expense	—	(1.4)	—	(13.7)
Income (loss) from discontinued operations, net of income taxes	$—	$19.5	$(0.5)	$54.2

The following table presents the depreciation, amortization, and capital expenditures of our discontinued operations for the three and nine months ended September 30, 2019. No such amounts were recorded for the three and nine months ended September 30, 2020.

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Depreciation and amortization	$1.8	$9.4
Capital Expenditures	4.0	11.2

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2020 and December 31, 2019 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at December 31, 2019	$236.3	$447.8	$1.6	$685.7
Acquisition of businesses	—	570.1	—	570.1
Currency translation	0.1	24.1	—	24.2
Balance at September 30, 2020	$236.4	$1,042.0	$1.6	$1,280.0

Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$508.2	$(102.8)	$10.4	$415.8
Patents, technology and other	549.9	(94.6)	12.4	467.7
Indefinite-lived trade names	109.5	—		109.5
Total	$1,167.6	$(197.4)	$22.8	$993.0

	As of December 31, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(89.1)	$(1.0)	$196.7
Patents, technology and other	244.0	(79.6)	(1.3)	163.1
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(168.7)	$(2.3)	$469.3

Note 5 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment under operating leases. The majority of our leases are operating leases. Finance leases are immaterial to our condensed consolidated financial statements. Operating lease assets and obligations are reflected

10 AVIENT CORPORATION

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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Condensed Consolidated Statements of Income Location	2020	2019	2020	2019
Lease cost:
Operating lease cost	Cost of sales	$4.4	$2.6	$9.3	$7.8
Operating lease cost	Selling and administrative expense	5.4	2.7	14.5	9.6
Total operating lease cost		$9.8	$5.3	$23.8	$17.4

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2020 and 2019 was 5.4 years and 5.9 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of September 30, 2020 and 2019 were 3.0% and 5.2%, respectively.
Maturity Analysis of Lease Liabilities:

As of September 30, 2020 Operating Leases
(In millions)
2020	$8.1
2021	25.8
2022	19.4
2023	13.5
2024	7.8
Thereafter	17.8
Total lease payments	92.4
Less amount of lease payment representing interest	(4.1)
Total present value of lease payments	$88.3

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(in millions)	As of September 30, 2020	As of December 31, 2019
Finished products	$163.7	$157.6
Work in process	17.7	8.0
Raw materials and supplies	130.0	95.3
Inventories, net	$311.4	$260.9

11 AVIENT CORPORATION

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(in millions)	As of September 30, 2020	As of December 31, 2019
Land and land improvements	$91.6	$32.8
Buildings	335.6	231.8
Machinery and equipment	898.3	748.9
Property, gross	1,325.5	1,013.5
Less accumulated depreciation	(651.0)	(606.1)
Property, net	$674.5	$407.4

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
During the three and nine months ended September 30, 2020, the Company’s effective tax rate of 51.9% and 27.6%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, the U.S. GILTI tax and certain other non-deductible items. The impact on the effective rate was significant during the third quarter of 2020 because of the low pre-tax income as a result of the impacts associated with the Clariant MB Acquisition. These items were partially offset by the benefit of the U.S. research and development tax credit and favorable mix of earnings in foreign jurisdictions with lower effective tax rates.
During the three months ended September 30, 2019, the Company’s effective tax rate of 16.3% was below the U.S. federal statutory rate of 21.0% primarily due to lower statutory tax rate differences on foreign earnings, reversal of uncertain tax positions due to tax audit settlements and U.S. research and development tax credits, which were partially offset by state taxes, GILTI tax, unfavorable tax effects of foreign valuation allowances and certain other non-deductible items.
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

Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	619.6	8.3	611.3	2.51%
5.25% senior notes due 2023	600.0	2.8	597.2	5.25%
5.75% senior notes due 2025	650.0	8.8	641.2	5.75%
Other Debt	24.2	—	24.2
Total Debt	1,893.8	19.9	1,873.9
Less short-term and current portion of long-term debt	18.7	—	18.7
Total long-term debt, net of current portion	$1,875.1	$19.9	$1,855.2

12 AVIENT CORPORATION

As of December 31, 2019 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	3.90%
Senior secured term loan due 2026	624.5	9.8	614.7	4.01%
5.25% senior notes due 2023	600.0	3.7	596.3	5.25%
Other Debt	18.3	—	18.3
Total Debt	1,242.8	13.5	1,229.3
Less short-term and current portion of long-term debt	18.4	—	18.4
Total long-term debt, net of current portion	$1,224.4	$13.5	$1,210.9

On May 13, 2020, the Company entered into an indenture (the Indenture) with U.S. Bank National Association, as trustee (the Trustee), relating to the issuance by the Company of $650 million aggregate principal amount of 5.75% Senior Notes due 2025 (the Notes). The Notes were sold on May 13, 2020 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the Securities Act), have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Company received net proceeds of $640.5 million from the Notes offering, net of debt issuance costs, which were recorded on the balance sheet and are being amortized into Interest expense, net on the Condensed Consolidated Statements of Income over the term of the debt. Also included in Interest expense, net in the three and nine months ended September 30, 2020, are costs associated with committed financing of $9.6 million and $10.1 million, respectively, related to the Clariant MB acquisition.
The Notes bear interest at a rate of 5.75% per annum, which is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2020. The Notes will mature on May 15, 2025. The Notes are senior unsecured obligations of the Company.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2020, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at September 30, 2020 and December 31, 2019 was $1,940.6 million and $1,271.8 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

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
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution.

13 AVIENT CORPORATION

Segment information for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$492.1	$493.8	$50.5	$244.7	$246.3	$38.4
Specialty Engineered Materials	156.6	174.1	24.7	169.6	183.0	19.5
Distribution	272.1	276.9	17.5	291.0	295.9	18.8
Corporate and eliminations	3.7	(20.3)	(59.2)	—	(19.9)	(33.6)
Total	$924.5	$924.5	$33.5	$705.3	$705.3	$43.1

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$973.4	$977.1	$123.3	$772.8	$777.1	$120.2
Specialty Engineered Materials	472.1	518.2	64.0	525.7	568.2	64.9
Distribution	790.1	805.2	51.5	905.6	919.8	58.4
Corporate and eliminations	9.5	(55.4)	(114.5)	—	(61.0)	(107.2)
Total	$2,245.1	$2,245.1	$124.3	$2,204.1	$2,204.1	$136.3

	Total Assets
(In millions)	As of September 30, 2020	As of December 31, 2019
Color, Additives and Inks	$2,980.3	$1,215.8
Specialty Engineered Materials	727.3	774.0
Distribution	242.5	235.6
Corporate and eliminations	759.8	1,047.9
Total assets	$4,709.9	$3,273.3

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

14 AVIENT CORPORATION

1993. Under the agreement, The Geon Company agreed to indemnify Goodrich Corporation for certain environmental costs at the site. Neither Avient nor The Geon Company ever operated the facility.
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as the evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies signed the agreed Consent Decree and remedial action Work Plan, which are currently under USEPA/Department of Justice final review. Our current reserve of $108.2 million is consistent with the USEPA's estimates contained in the ROD.
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
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed materially to the contamination into the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any final allocation to Franklin-Burlington has not been determined. Based upon the information provided to it as part of the allocation process for the lower eight miles of the LPRSA, Franklin-Burlington has determined that the current best estimate of any allocation of the liability that may be assigned to Franklin-Burlington will not be material to the consolidated financial statements.
During the three and nine months ended September 30, 2020, Avient recognized $15.8 million and $19.3 million of expense related to environmental remediation costs, compared to $6.4 million and $10.4 million recognized during the three and nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2020, Avient received $8.7 million of insurance recoveries for previously incurred environmental costs. During the nine months ended September 30, 2019, Avient received $4.0 million of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $122.3 million and $112.0 million as of September 30, 2020 and December 31, 2019, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly

15 AVIENT CORPORATION

discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2020. However, such additional costs, if any, cannot be currently estimated.
Avient is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, product claims, personal injuries, and employment related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes our current reserves are appropriate and these matters will not have a material adverse effect on the condensed consolidated financial statements.
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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. In August and September 2020, we executed an additional five cross currency swaps, which are structured similarly to those executed in 2018. These swaps have a combined notional amount of 677.0 million euros, which mature in May 2025. These effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. That conversion resulted in gains of $2.8 million and $6.9 million for the three and nine months ended September 30, 2020, compared to gains of $2.1 million and $6.2 million for the three and nine months ended September 30, 2019, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2020, a loss of $11.7 million and a loss of $5.7 million were recognized within translation adjustments in AOCI, net of tax, compared to gains of $8.1 million and $13.0 million for the three and nine months ended September 30, 2019, respectively.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $1.0 million and $2.2 million for the three and nine months ended September 30, 2020, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, a gain of $0.8 million and a loss of $2.4 million were recognized in AOCI, net of tax, compared to losses of $0.4 million and $3.3 million for the three and nine months ended September 30, 2019, respectively.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

16 AVIENT CORPORATION

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of September 30, 2020	As of December 31, 2019
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$7.2	$14.7
Liabilities
Interest Rate Swap (Cash Flow Hedge)	Other non-current liabilities	$8.4	$5.1

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

17 AVIENT CORPORATION

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
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net income and net income attributable to Avient common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Sales	$924.5	$705.3	$2,245.1	$2,204.1
Operating income	33.5	43.1	124.3	136.3
Net income from continuing operations	2.6	23.6	59.1	69.3
Income (loss) from discontinued operations, net of income taxes	—	19.5	(0.5)	54.2
Net income	$2.6	$43.1	$58.6	$123.5

Net income attributable to Avient common shareholders	$1.7	$43.0	$57.3	$123.3

Recent Developments
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, customers, supply chain and distribution network. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and is expected to continue to adversely affect, our business, the results of operations, financial position and cash flows. While we concluded there were no indicators of impairment as of September 30, 2020, any significant sustained adverse change in financial results or macroeconomic conditions could result in future impairments of long-lived assets. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.
Clariant MB Acquisition
On July 1, 2020, the Company completed the Clariant MB Acquisition. The Clariant MB Acquisition increased the Company's scale, product depth and geographic reach in its Color, Additives and Inks segment. Clariant MB has leading portfolios of solid and liquid masterbatches that include sustainable solutions for alternative energy, and reduced material requirements for packaging and light weighting. In connection with the completion of the Clariant MB Acquisition and effective as of June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation. In conjunction with its rebranding and new name, the Company also changed its ticker symbol from "POL" to "AVNT", effective at the start of trading on July 13, 2020.
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.3 billion, net of cash acquired, which includes preliminary working capital and net debt adjustments. To finance the purchase of Clariant MB, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of PP&S.

18 AVIENT CORPORATION

Results of Operations — The three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2020	2019	Change	% Change	2020	2019	Change	% Change
Sales	$924.5	$705.3	$219.2	31.1%	$2,245.1	$2,204.1	$41.0	1.9%
Cost of sales	714.3	544.8	(169.5)	(31.1)%	1,713.7	1,700.2	(13.5)	(0.8)%
Gross margin	210.2	160.5	49.7	31.0%	531.4	503.9	27.5	5.5%
Selling and administrative expense	176.7	117.4	(59.3)	(50.5)%	407.1	367.6	(39.5)	(10.7)%
Operating income	33.5	43.1	(9.6)	(22.3)%	124.3	136.3	(12.0)	(8.8)%
Interest expense, net	(29.7)	(15.5)	(14.2)	(91.6)%	(55.3)	(47.6)	(7.7)	(16.2)%
Other income, net	1.5	0.6	0.9	nm	12.6	1.4	11.2	nm
Income from continuing operations before income taxes	5.3	28.2	(22.9)	(81.2)%	81.6	90.1	(8.5)	(9.4)%
Income tax expense	(2.7)	(4.6)	1.9	41.3%	(22.5)	(20.8)	(1.7)	(8.2)%
Net income from continuing operations	2.6	23.6	(21.0)	(89.0)%	59.1	69.3	(10.2)	(14.7)%
Income (loss) from discontinued operations, net of income taxes	—	19.5	(19.5)	nm	(0.5)	54.2	(54.7)	nm
Net income	2.6	43.1	(40.5)	(94.0)%	58.6	123.5	(64.9)	(52.6)%
Net income attributable to noncontrolling interests	(0.9)	(0.1)	(0.8)	nm	(1.3)	(0.2)	(1.1)	nm
Net income attributable to Avient common shareholders	$1.7	$43.0	$(41.3)	(96.0)%	$57.3	$123.3	$(66.0)	(53.5)%

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.02	$0.31			$0.64	$0.89
Discontinued operations	—	0.25			—	0.71
Total	$0.02	$0.56			$0.64	$1.60

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.02	$0.30			$0.64	$0.89
Discontinued operations	—	0.26			(0.01)	0.69
Total	$0.02	$0.56			$0.63	$1.58
nm - not meaningful

Sales
Sales increased $219.2 million, or 31.1%, and $41.0 million, or 1.9%, in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, as a result of the Clariant MB Acquisition which was partially offset by COVID related demand weakness.
Cost of sales
As a percentage of sales, cost of sales increased from 77.2% in the three months ended September 30, 2019 to 77.3% in the three months ended September 30, 2020, as a charge of $15.8 million for environmental remediation and $10.5 million of expense associated with the fair market value step-up of inventory acquired with Clariant MB offset the benefit of improved mix, lower raw material costs, and costs containment activities.
As a percentage of sales, cost of sales decreased from 77.1% in the nine months ended September 30, 2019 to 76.3% in the nine months ended September 30, 2020, primarily as a result of the aforementioned charges in the three months ended September 30, 2020, which were offset by improved mix, lower raw material costs, cost containment, and an insurance reimbursement of prior incurred environmental costs of $8.5 million received in the second quarter of 2020.

19 AVIENT CORPORATION

Selling and administrative expense
Selling and administrative expense increased $59.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, driven primarily by the Clariant MB Acquisition.
Selling and administrative expense increased $39.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven primarily by the Clariant MB Acquisition.
Interest expense, net
Interest expense, net, increased $14.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as lower average outstanding variable debt balances were offset by interest expense related to our senior unsecured notes offering completed in May 2020 and committed financing fees of $9.6 million incurred related to the acquisition of Clariant MB.
Interest expense, net, increased $7.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as interest expense related to our senior unsecured notes offering completed in May 2020 and $10.1 million of committed financing fees related to the Clariant MB Acquisition were offset by lower average outstanding variable debt balances as well as interest income earned on cash and cash equivalents from our equity issuance completed in February 2020 along with the divestment of PP&S in October 2019.
Other Income, net
All components of net periodic benefit cost, except for service costs, are presented herein. The increase in Other Income, net for the nine months ended September 30, 2020 was primarily driven by a pension settlement gain, and resulting gain on the interim remeasurement of the Plan’s assets and benefit obligations, totaling $6.9 million. For further detail, see Note 13, Employee Benefit Plans, to the accompanying condensed consolidated financial statements.
Income taxes
During the three and nine months ended September 30, 2020, the Company’s effective tax rate was 51.9% and 27.6%, respectively, compared to 16.3% and 23.1% for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2020, a rate comparison to the respective prior period in 2019 was not meaningful due to the amount of pre-tax income for the three months ended September 30, 2020. The rate for the nine months ended September 30, 2020 was higher due to net tax on uncertain tax positions in 2020 compared to the same period in 2019 in which an uncertain tax position was released due to effectively being settled.

SEGMENT INFORMATION
Operating income is the primary measure that is reported to our CODM for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs, along with related gains from insurance recoveries, and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate and eliminations.
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Our segments are further discussed in Note 10, Segment Information, to the accompanying condensed consolidated financial statements.

20 AVIENT CORPORATION

Sales and Operating Income — The three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2020	2019	Change	% Change	2020	2019	Change	% Change
Sales:
Color, Additives and Inks	$493.8	$246.3	$247.5	100.5%	$977.1	$777.1	$200.0	25.7%
Specialty Engineered Materials	174.1	183.0	(8.9)	(4.9)%	518.2	568.2	(50.0)	(8.8)%
Distribution	276.9	295.9	(19.0)	(6.4)%	805.2	919.8	(114.6)	(12.5)%
Corporate and eliminations	(20.3)	(19.9)	(0.4)	(2.0)%	(55.4)	(61.0)	5.6	9.2%
Total Sales	$924.5	$705.3	$219.2	31.1%	$2,245.1	$2,204.1	$41.0	1.9%

Operating income:
Color, Additives and Inks	$50.5	$38.4	$12.1	31.5%	$123.3	$120.2	$3.1	2.6%
Specialty Engineered Materials	24.7	19.5	5.2	26.7%	64.0	64.9	(0.9)	(1.4)%
Distribution	17.5	18.8	(1.3)	(6.9)%	51.5	58.4	(6.9)	(11.8)%
Corporate and eliminations	(59.2)	(33.6)	(25.6)	(76.2)%	(114.5)	(107.2)	(7.3)	(6.8)%
Total Operating Income	$33.5	$43.1	$(9.6)	(22.3)%	$124.3	$136.3	$(12.0)	(8.8)%

Operating income as a percentage of sales:
Color, Additives and Inks	10.2%	15.6%	(5.4)	% points	12.6%	15.5%	(2.9)	% points
Specialty Engineered Materials	14.2%	10.7%	3.5	% points	12.4%	11.4%	1.0	% points
Distribution	6.3%	6.4%	(0.1)	% points	6.4%	6.3%	0.1	% points
Total	3.6%	6.1%	(2.5)	% points	5.5%	6.2%	(0.7)	% points

Color, Additives and Inks
Sales increased by $247.5 million, or 100.5%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Sales increased by $200.0 million, or 25.7%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases were driven by the Clariant MB Acquisition.
On a pro forma basis to include Clariant MB in all periods, sales decreased by 4.9% in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, as gains in the healthcare and consumer discretionary end markets, as well as improved pricing and mix, were more than offset by weakness in the automotive and inks end markets due to the COVID-19 pandemic. On a pro forma basis to include Clariant MB in all periods, sales decreased 7% in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, driven primarily by weakness in demand in automotive and consumer end markets due to the COVID-19 pandemic.
Operating income increased $12.1 million, or 31.5%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Operating income increased $3.1 million, or 2.6%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. These increases were driven by the Clariant MB Acquisition partially offset by lower sales due to the COVID-19 pandemic.
On a pro forma basis to include Clariant MB in all periods, operating income decreased by 9.9% in the three months ended September 30, 2020, compared to the three months ended September 30, 2019. On a pro forma basis to include Clariant MB in all periods, operating income decreased 6.4% in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The benefit of expanded margins driven by early capture of integration synergies, improved mix, and lower raw material input costs, as well as lower discretionary spending over the comparable periods, helped to partially offset the demand decline as a result of the COVID-19 pandemic.
Specialty Engineered Materials
Sales decreased $8.9 million, or 4.9%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, largely driven by lower demand in North America and Europe due to the COVID-19 pandemic, which offset improvements in Composites demand.

21 AVIENT CORPORATION

Sales decreased by $50.0 million, or 8.8%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as growth in the first quarter and in Composites was more than offset by the continued negative impact of the COVID-19 pandemic.
Operating income increased $5.2 million, or 26.7%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to higher mix of composite sales as well as lower raw material cost and lower discretionary spending.
Operating income decreased $0.9 million, or 1.4%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as lower raw material costs and discretionary spending were more than offset by the negative volume impact of the COVID-19 pandemic.

Distribution
Sales decreased $19.0 million, or 6.4%, in the three months ended September 30, 2020 and $114.6 million, or 12.5%, in the nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively, due to lower average selling price, as well as demand impact related to the COVID-19 pandemic.
Operating income decreased $1.3 million, or 6.9%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and $6.9 million, or 11.8%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of the lower volume associated with the COVID-19 pandemic.
Corporate and Eliminations
Operating income decreased $25.6 million, or 76.2%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to higher environmental remediation costs in 2020 and expense associated with the fair market value step-up of inventory acquired with Clariant MB, partially offset by the receipt of an insurance reimbursement in the third quarter of 2019 for previously incurred environmental costs. Operating income decreased $7.3 million, or 6.8%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the aforementioned charges, offset by greater insurance reimbursements of previously incurred environmental costs, lower acquisition earnout adjustments, and lower discretionary spending.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt and equity. By laddering the maturity structure, we avoid concentrations of debt maturities, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt with cash and/or exchanges for equity securities, in open market purchases, or privately negotiated transactions. We may also seek to repurchase our outstanding common shares. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential future negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.
The following table summarizes our liquidity as of September 30, 2020 and December 31, 2019:

(In millions)	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents	$577.3	$864.7
Revolving credit availability	254.7	281.1
Liquidity	$832.0	$1,145.8

As of September 30, 2020, approximately 68% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash in 2020 include cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2020 include integration costs related to the Clariant MB Acquisition, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, capital expenditures, and debt repayment. Capital expenditures are currently estimated to be approximately $65.0 million in 2020.

22 AVIENT CORPORATION

Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019.
Operating Activities — In the nine months ended September 30, 2020, net cash provided by operating activities was $68.7 million as compared to net cash provided by operating activities of $198.6 million for the nine months ended September 30, 2019, primarily due to a $38.1 million earnout payment, and a $142.0 million payment of taxes associated with the gain on sale of PP&S more than offset the benefit from lower working capital.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2020 of $1,369.0 million primarily reflects $1,342.7 million related to the Clariant MB Acquisition, capital expenditures of $38.6 million, partially offset by the receipt of the working capital settlement of $7.1 million related to the PP&S divestiture, as well as $5.2 million cash proceeds from other assets.
Net cash used by investing activities during the nine months ended September 30, 2019 of $162.2 million primarily reflects $119.6 million for the acquisition of Fiber-Line and $47.9 million of capital expenditures.
Financing Activities — Net cash provided by financing activities for the nine months ended September 30, 2020 of $1,011.5 million million primarily reflects $496.1 million of net proceeds received from the issuance of common shares in an underwritten public offering that we completed in February 2020 and $640.5 million of net proceeds from the senior unsecured notes offering completed in May 2020, offset by $52.8 million of dividends paid, repurchases of our outstanding common shares of $13.6 million, and the payment of acquisition date earnout liabilities of $50.8 million.
Net cash used by financing activities for the nine months ended September 30, 2019 of $5.8 million primarily reflects $45.7 million of dividends paid and repurchases of our outstanding common shares of $26.9 million offset by net borrrowings of $73.9 million under our senior secured revolving credit facility.
Debt
As of September 30, 2020, our principal amount of debt totaled $1,893.8 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2020	$12.7
2021	8.2
2022	8.4
2023	8.5
2024	608.5
Thereafter	1,247.5
Aggregate maturities	$1,893.8

As of September 30, 2020, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 9, Financing Arrangements to the accompanying condensed consolidated financial statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2020, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

23 AVIENT CORPORATION

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
•our ability to successfully integrate Clariant MB and achieve the expected strategic and other objectives relating to the Clariant MB Acquisition including, without limitation, the Clariant MB Acquisition being accretive and any expected synergies;
•amounts for cash and non-cash charges related to the restructuring plan that may differ from original estimates, including because of timing changes associated with the underlying actions; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A, “Risk Factors.”
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

24 AVIENT CORPORATION

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
The Company completed the Clariant MB Acquisition on July 1, 2020 and has not yet included Clariant MB in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating Clariant MB into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Clariant MB. Clariant MB constituted approximately 9.1% of the Company's total assets (inclusive of acquired intangible assets) as of September 30, 2020, and approximately 11.7% of the Company's net sales for the nine months ended September 30, 2020.
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
ITEM 5. OTHER INFORMATION

We will engage in a restructuring plan related to the ongoing integration of the Clariant MB Acquisition. The restructuring plan is expected to enable us to better serve customers, improve efficiency and deliver anticipated synergy-related cost savings in connection with the Clariant MB Acquisition. As result of the restructuring plan, we expect to incur material charges for exit and disposal activities under generally accepted accounting principles.

We expect to achieve a run rate of $75 million in synergies by the end of the third year following the Clariant MB Acquisition. In connection with achieving those synergies, we anticipated that we would need to take restructuring activities in integrating Clariant MB, and since that time we have been evaluating such actions.

We expect that the full restructuring plan will be implemented over a multi-year period and anticipate that we will incur approximately $75 million of charges in connection with the restructuring plan over this period. We intend to treat charges related to the restructuring plan as special items and they are comprised of the following:

•Approximately $55 million of cash charges, primarily related to facility and administrative function restructuring costs; and

•Approximately $20 million of non-cash charges, primarily related to accelerated depreciation.

We also expect to invest approximately $35 million in additional capital expenditures to support these changes.
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

25 AVIENT CORPORATION

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our customers, employees, supply chain, and distribution network. We are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. The continued spread of COVID-19 could negatively impact our business, financial condition and results of operations in a number of ways in the future, including but not limited to:
•shutdowns or slowdowns of our production facilities;
•disruptions in our supply chain and our ability to obtain raw materials, packaging and other sourced materials due to labor shortages, governmental restrictions or the failure of our suppliers, distributors or manufacturers to meet their obligations to us;
•increases in raw material and commodity costs;
•the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions.

In response to the pandemic, we began implementing changes in our business in March 2020 designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitary procedures, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	—	$—	—	1,107,472
August 1 to August 31	—	—	—	1,107,472
September 1 to September 30	—	—	—	1,107,472
Total	—	$—	—
(1) On August 18, 2008, we announced that our Board of Directors approved a common shares repurchase program authorizing Avient to purchase up to 10.0 million of its common shares. On October 11, 2011 and October 23, 2012, we further announced that our Board of Directors had increased the common shares repurchase authorization by an additional 5.3 million common shares and 13.2 million common shares, respectively. On May 16, 2016, we announced that we would increase our common share buyback by 7.3 million to 10.0 million. As of September 30, 2020, approximately 1.1 million common shares remained available for purchase under these authorizations. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases. The repurchase program has no expiration and may be suspended or discontinued at any time.

26 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Certificate of Amendment to the Articles of Incorporation, effective June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 1, 2020, SEC File No. 1-16091)

3.2	Amended and Restated Code of Regulations, effective June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 1, 2020, SEC File No. 1-16091)

31.1	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

27 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2020	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

28 AVIENT CORPORATION