Form 10-K
period 2020-12-31
AVIENT CORP
filed 2021-02-25
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 1-16091
Avient Corporation
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2020, determined using a per share closing price on that date of $26.23, as quoted on the New York Stock Exchange, was $2.4 billion.
The number of shares of common shares outstanding as of February 5, 2021 was 91,293,388.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2021 Annual Meeting of Shareholders.
AVIENT  CORPORATION

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
•an inability to achieve the anticipated financial benefit from initiatives related to acquisition and integration, working capital reductions, cost reductions and employee productivity goals;
•our ability to pay regular quarterly cash dividends and the amounts and timing of any future dividends;
•information systems failures and cyberattacks;
•our ability to consummate and successfully integrate acquisitions;
•amounts for cash and non-cash charges related to restructuring plans that may differ from original estimates, including because of timing changes associated with the underlying actions; and
•other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
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
1 AVIENT CORPORATION

ITEM 1. BUSINESS
Business Overview
We are a premier provider of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our," "Avient" and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Avient was formed as PolyOne Corporation on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). In 1948, B.F.Goodrich created a vinyl plastic division that was subsequently spun off through a public offering in 1993, creating The Geon Company, a separate publicly-held company. Hanna was formed in 1885 as a privately-held company and became publicly-held in 1927. In the mid-1980s, Hanna began to divest its historic mining and shipping businesses to focus on polymers. Hanna purchased its first polymer company in 1986 and completed its 26th polymer company acquisition in 2000. On July 1, 2020, the Company completed its acquisition of the equity interests in the global masterbatch business of Clariant AG, a corporation organized and existing under the laws of Switzerland (Clariant), and the masterbatch assets in India of Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority owned subsidiary of Clariant (Clariant India). The business and assets are collectively referred to as Clariant MB and the acquisitions are collectively referred to as the Clariant MB Acquisition. In connection with the completion of the Clariant MB Acquisition and effective as of June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation. In conjunction with its rebranding and new name, the Company also changed its ticker symbol from “POL” to “AVNT”, effective at the start of trading on July 13, 2020.
Avient Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently have 103 manufacturing sites and eight distribution facilities in North America, South America, Europe, the Middle East, Asia, and Africa. In 2020, we had sales of $3.2 billion ($3.8 billion on a pro forma basis to include Clariant MB), approximately 50% of which were to customers outside the United States.
Using our formulation expertise and operational capabilities, we create an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with a global reach and increasingly effective material-based solutions to improve their products' sustainability appeal, performance, differentiation, profitability and competitive advantage. Our goal is to provide customers with specialized and sustainable materials and solutions through our global footprint, broad market knowledge, technical expertise, product breadth, manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets include healthcare, transportation, packaging, consumer, building and construction, industrial, energy and telecommunications.
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
Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable
2 AVIENT CORPORATION

goods, outdoor high performance equipment, electrical and electronics, adhesives, inks and coatings and fiber. Each type of thermoplastic resin has unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In the wire and cable industry, thermoplastics and composites serve to protect by providing electrical insulation, flame resistance, durability, water resistance, water swelling and color coding to engineered fibers, yarn products, wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles and reinforced polymers are used for various outdoor equipment and gear. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, anti-static, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
Various additives can be formulated with a base resin and further engineered into a structure to provide them with greater versatility and performance. Polymer formulations and structures have advantages over metals, wood, rubber, glass and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications. These specialized polymers offer advantages compared to traditional materials that include design freedom, processability, weight reduction, chemical resistance, flame retardance and lower cost. Plastics are renowned for their durability, aesthetics, ease of handling and recyclability.
Avient Segments
We operate in three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Previously, Avient had four reportable segments. However, as a result of the divestiture of the Performance Products and Solutions segment (PP&S) on October 25, 2019, we have removed PP&S as a separate operating segment and its results are presented as discontinued operations. Historical information has been retrospectively adjusted to reflect these changes. Please see Note 3, Discontinued Operations, to the accompanying consolidated financial statements for additional information.
Our segments are further detailed in Note 15, Segment Information, to the accompanying consolidated financial statements.
Competition
The production of plastics and the manufacturing of custom and proprietary formulated color and additives systems for the plastics industry are highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. We believe that we are the largest independent formulator of plastic materials and producer of custom and proprietary color and additive systems in the United States and Europe, with a growing presence in Asia, South America and Africa. Our competitors range from large international companies with broad product offerings to local independent custom producers whose focus is a specific market niche or product offering.
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
Raw Materials
The primary raw materials used by our manufacturing operations are polyolefin and other thermoplastic resins, TiO2, inorganic and organic pigments, all of which we believe are in adequate supply. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors."
3 AVIENT CORPORATION

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
Seasonality and Backlog
Sales of our products and services are typically seasonal, as demand has historically been slower in the first and fourth calendar quarters of the year. However, the COVID-19 pandemic led to irregular quarterly demand patterns in 2020. Because of the nature of our business, we do not believe that our backlog is a meaningful indicator of the level of present or future business.
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
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2020 and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities. Our efforts are largely devoted to developing new product formulations to satisfy defined market needs by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes that allow us to rapidly translate new technologies into new products. Our investment in product research and development was $59.8 million in 2020, $50.6 million in 2019, and $49.6 million in 2018.
Methods of Distribution
We sell products primarily through direct sales personnel, distributors, including our Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our manufacturing facilities or warehouses. We also ship some of our manufactured products to customers by rail.
Human Capital Resources
“People” is the first of Avient’s four cornerstones of sustainability (People, Products, Planet and Performance), which, together with our core values and our four-pillar strategy, form the framework of our company culture. The success and growth of our business depend in large part on our ability to attract, develop and retain a diverse population of talented and high-performing employees at all levels of our organization, including the individuals who comprise our global workforce as well as our executive officers and other key personnel.

We have developed key recruitment and retention strategies, objectives and measures that guide our human capital management approach as part of the overall management of our business. These strategies, objectives and measures are advanced through a number of programs, policies and initiatives, as described below. From safety to training to community engagement, our people are at the forefront of everything that we do. We are dedicated to building a high-performing and inclusive culture and investing in our people so that our most valuable resource has the skills and confidence to lead Avient and deliver value for our customers and stakeholders.
4 AVIENT CORPORATION

As of December 31, 2020, Avient employed approximately 8,400 people, 33% of which are located in the U.S. and Canada, 35% are located in Europe, Middle East, and Africa, 25% are located in Asia, and 7% are located in Latin America.
Safety and Health
The top priority at Avient is safety and our ultimate goal is to operate injury free. Progress toward this goal is measured at the business unit and regional levels, communicated globally, and linked to a number of recognition mechanisms. In 2020, we maintained world-class performance for our industry, with a recordable incident rate of 0.50 per 100 full-time workers per year as compared to industry average of 3.70 in 2019. We continue to set high standards for our operations as we strive to achieve our goal of zero recordable injuries.
In response to the COVID-19 pandemic, we quickly began implementing changes in our business designed to protect the health and well-being of our employees, customers and communities, and to support appropriate physical distancing and other health and safety protocols. We implemented remote, alternate and flexible work arrangements where possible, including split shifts at facilities and remote work options for non-essential on-site functions. We mobilized regional COVID task forces and collaboratively developed health and safety protocols, including enhanced cleaning and sanitary procedures, domestic and international travel restrictions, and return-to-work and visitor screening procedures. We also postponed or canceled hosting or attending large events. As the pandemic continues, we are consistently monitoring and adhering to local government requirements and conditions everywhere we operate. We are working vigilantly to prioritize the health and safety of our associates first, while still continuing to operate and serve the essential and emerging needs around the world through our products and services.
Employee Recruitment
We actively recruit and seek the best and the brightest talent through numerous channels, including job fairs, online talent networks, industry associations, referrals and campus recruiting. We recruit at more than 25 leading universities around the world and hire approximately 140 new graduates each year as full-time, co-ops or interns. We have launched seven highly coveted rotational development roles—from marketing to operational excellence to finance to IT—where newly hired associates rotate through various departments and jobs for up to two years, contributing their skills while also building diverse, well-rounded knowledge of our Company and its many stakeholders. We leverage global processes and systems to create a positive candidate experience with opportunities for entry level and experienced hires.
Training and Development
Training and development of our workforce is crucial for Avient, as it influences our “great place to work” culture while enabling our teams to accomplish business goals. Training and development opportunities are provided to all full-time and part-time associates through global programs and technology, to ensure a consistent and high-quality experience for all associates. Examples of training and development opportunities available to our employees include: regular performance feedback, career development discussions with managers, training and professional development courses through Avient Academy, and access to the global eLearning platform, LinkedIn Learning.
Avient also offers nomination-based leadership development programs, such as NextGen, PolyMasters, Lean Six Sigma Master Blackbelt, as well as Core Leadership, an open-enrollment program for leaders of people globally. In 2019, we sought to improve engagement and our culture of learning in our manufacturing locations. With the launch of our Engage program, we brought classroom experiences focused on our products and customers to our production associates. Some of the topics covered by our training programs include: leadership development, safety, Lean Six Sigma concepts, technical and operational skills, and ethics and compliance. Leaders at Avient play a key role in our approach to training and development. Executive leaders serve as facilitators in our leadership programs, and NextGen graduates lead the Engage training sessions.
Diversity and Inclusion
At Avient, we recognize the immense benefits that a diverse team brings to our organization, including delivering better business outcomes. Our talented people leverage their diverse backgrounds and skills toward a common goal: meeting the needs of the present without compromising the ability of future generations to do the same. This spirit of inclusive collaboration can be felt throughout our Company. It drives the innovation that earns us leadership positions in the markets we serve and underpins the high level of respect we show each other every day.
Our commitment to diversity begins at the highest levels of our organization, as evidenced by our "Winning" distinction from the 2020 Women on Boards organization for having 30% female board members, exceeding that
5 AVIENT CORPORATION

organization's criteria of 20%. The board is currently exploring adding an additional board member who is from an underrepresented minority.
From a management perspective, 60% of our CEO's direct reports are female or minority which we believe sets the right tone and expectation for diversity and inclusion within the Company.
More broadly within the Company, our diversity and inclusion approach is fostered by multiple Employee Resource Groups that are driving improvements and opening opportunities throughout our organization. The vision that guides our collective efforts is consistent and unwavering: to be the company of choice for all. It is from this vision that our Employee Resource Groups were born and flourish today. Each group has its own mission and supporting activities, and their efforts coalesce to help educate and inspire our global workforce and fortify sustainable business practices.
Our Employee Resource Groups include: PRIDE at Avient (which is working to create a safe and accepting environment that enables LGBTQ+ associates to perform to their fullest potential and contribute to the success of our company), HYPE (which stands for Harnessing Young Potential Energy and is building a collaborative network of Avient’s young professionals), and LEAD by Women (which promotes diversity and inclusion by increasing access to the tools and resources necessary to build leadership skills and accelerate careers).
The executive leadership team manages our diversity and inclusion program, which ensures that we have leadership accountability in advancing our diversity and inclusion strategy. In addition to bi-annual reviews with the leadership team, Avient has implemented recruiting guidelines to expand our diverse talent pipeline, with at least one-third of candidates being female or a U.S. minority.
Additionally, PRIDE at Avient continues to lead best practices and meaningful programming to improve experiences of LGBTQ+ employees in our workplace. Their efforts were instrumental in our achievement of earning the distinction of a "Best Place to Work" on the Corporate Equality Index with a perfect score of 100% in 2020 and 2021.
Other initiatives, including Mentoring at Avient and campus partnerships are vital for progress in our diversity and inclusion journey. We require equality of opportunity for all qualified individuals in accordance with applicable laws. Decisions on hiring, promotion, development, compensation or advancement are based solely on a person’s qualifications, abilities, experience and performance, except where local law requires us to take actions to increase employment opportunities for a specific group. The Avient Ethics Hotline serves as a mechanism for associates to anonymously report any perceived concerns regarding these topics.
Compensation and Benefits Programs
We strive to remain competitive in the global marketplace and provide foundational rewards to attract and retain top talent. In general, our overall philosophy on compensation encompasses the following principles:
•provide all levels of associates with a compensation package that aligns Avient’s and the associates’ interests through the use of base and annual incentive pay programs;
•maintain a competitive pay program that serves to attract, retain, motivate and reward associates, and;
•award individual pay commensurate with experience, level of responsibility, and marketability.
Associate Benefits: Awards and Recognition Programs
Our ongoing associate feedback is highly valued, discussed, and most importantly, acted upon to make improvements. This includes our culture and unique benefits we offer. In 2019, we offered Flex Fridays, an adapted schedule that allows associates to have up to six Fridays off work during the summer without using vacation time. Associates work with their supervisor to create a flexible schedule that will allow them to complete their work hours. In 2020, we embraced and directed other workplace flexibility and work from home arrangements to combat the spread of COVID-19 and protect our people.
In addition, we continue to offer our global benefit of community service hours, where each associate is provided 16 hours of paid time off each year to participate in activities to support and help create more sustainable communities. Activities can be done as a group of fellow Avient associates or individually. These hours are used during a normally scheduled work day. Since 2018, Avient associates have performed more than 10,000 hours of community service through this program.
We celebrate, reward and share our associates’ great work through our recognition programs, some of which are listed below and available globally:
6 AVIENT CORPORATION

•You Made a Difference Awards - Recognizes associates who go above and beyond their job responsibilities on a project or task.
•Spotlight Awards - Recognizes associates for their extra efforts on a project or task that has a significant impact on the organization.
•Chairman's Awards
◦Associate - Our Chairman's Achievement Award recognizes excellence in the execution of Avient's four-pillar strategy. It's the highest honor a non-sales associate can receive at our company.
◦Sales - Our Chairman's Club Award recognizes our top 25 sellers and one sales manager for their outstanding performance and living our values of Collaboration, Innovation and Excellence.
◦Leadership - Our Chairman's Leadership Award recognizes our top performing General Manager for performance, culture and inspirational leadership.
A Great Place to Work®
With all the time, effort and resources we invest to build our culture and support our associates, we have been honored to receive awards that showcase our company and people. Back in 2018, we were very proud to earn our first Great Place to Work® certification by the Great Place to Work Institute in the U.S. We conducted a pulse engagement survey in 2019. This shorter, more focused survey was intended to provide actionable insights to managers in key focus areas. We mapped these survey questions back to core areas of prior surveys, and achieved improvements in critical areas such as trusting in our managers and team collaboration.
In 2020, for the first time, we included all associates from Clariant MB in our employee engagement survey. Associates in over 40 countries and nearly 170 locations participated, providing actionable feedback to support our employee engagement efforts. Our results showed exceptional feedback from our associates, and we were certified again as a Great Place to Work® in 2020.
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
We are strongly committed to safety as evidenced by our record-low injury incidence rate of 0.50 per 100 full-time workers per year in 2020 and 0.56 in 2019. The 2019 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 3.70. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on Avient's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance Avient places on having world-class environmental, health, safety and security performance.
In January 2019, Avient, along with 29 other member companies, joined together as founding members of the Alliance to End Plastic Waste (AEPW). The AEPW has thus far committed over $1.5 billion to help end plastic waste in the environment through investment in infrastructure, innovation, education, and clean-up activities. The AEPW intends to enable and bring to scale solutions to minimize and manage plastic waste and promote solutions for used plastics that move towards a circular economy. Our commitment to AEPW confirms the importance we place on being a global leader in all aspects of how we define sustainability: People, Products, Planet and performance. We have invested and are making important contributions in each, which are discussed in depth in our Sustainability Report.
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
7 AVIENT CORPORATION

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
We expect 2021 cash environmental expenditures to approximate $20 million. Refer to Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements for discussion of environmental investigation and remediation matters.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about the noted risks, see Item 1A. "Risk Factors." For more information about our international operations, see Note 15, Segment Information, to the accompanying consolidated financial statements.
Where You Can Find Additional Information
Our principal executive offices are located at 33587 Walker Road, Avon Lake, Ohio 44012, and our telephone number is +1 (440) 930-1000. We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), and, in accordance with these requirements, we file annual, quarterly and other reports, proxy statements and other information with the SEC relating to our business, financial results and other matters.
Our internet address is www.avient.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website (select Investors and then SEC Filings) or upon written request, as soon as reasonably practicable after we electronically file or furnish them to the SEC. The contents of our website are not part of this Annual Report on Form 10-K, and the reference to our website does not constitute incorporation by reference into this Form 10-K of the information contained at that site. Our sustainability report is posted under the Sustainability tab of our website.
8 AVIENT CORPORATION

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
COVID-19 Risks
The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, employees, supply chain, and distribution network. In response to the pandemic, we implemented changes in our business designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitary procedures, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events. While these measures have been necessary and appropriate, they have resulted in additional costs, which we expect will continue in 2021 as we work to address employee safety. We have experienced some challenges in connection with the COVID-19 pandemic, including lower demand for certain products in North America and Europe. The extent to which our business, results of operations, financial position or cash flows may ultimately be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and transmission rates of the virus, the timing and effectiveness of vaccination efforts in the markets where we do business, actions by government authorities to contain the outbreak or treat its impact, and the nature and scope of government economic recovery measures.
The situation surrounding the COVID-19 pandemic remains fluid, and the continued spread of COVID-19 could negatively impact our business, financial condition and results of operations in a number of ways in the future, including but not limited to:
•shutdowns or slowdowns of our production facilities;
•disruptions in our supply chain and our ability to obtain raw materials, packaging and other sourced materials due to labor shortages, governmental restrictions or the failure of our suppliers, distributors or manufacturers to meet their obligations to us;
•increases in raw material and commodity costs;
•the inability of a significant portion of our workforce, including our management team, to work as a result of illness or government restrictions; and
•reduced liquidity of customers, which could negatively impact the collectability of outstanding receivables and our cash flows.
The impact of the COVID-19 pandemic may also exacerbate other risks and uncertainties described in this "Risk Factors" section, any of which could have a material effect on us.
Global Operating Risks
Our operations could be adversely affected by various risks inherent in conducting operations worldwide.
We conduct a substantial portion of our business outside the U.S., with approximately 50% of our sales in foreign countries. We currently have many facilities located outside the U.S., as detailed in Item 2. “Properties.” Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent in international operations include, but are not limited to, the following:
•changes in local government regulations and policies including, but not limited to, duty or tariff restrictions, foreign currency exchange controls or monetary policy, repatriation of earnings, expropriation of property, investment limitations and tax policies;
9 AVIENT CORPORATION

•political and economic instability and disruptions, including labor unrest, withdrawal or renegotiation of trade agreements, natural disasters, major public health issues, pandemics, civil strife, acts of war, insurrection and terrorism;
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
•other risks arising out of foreign sovereignty over the areas where our operations are conducted; and
•increasingly complex laws and regulations concerning privacy and data security, including, but not limited to, the European Union's General Data Protection Regulation.
We could be adversely affected by violations of the FCPA, UK Bribery Act and similar worldwide anti-bribery laws, as well as export controls and economic sanction laws. The FCPA, UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us if reckless or criminal acts are committed by our employees or agents. If we are found to be liable for FCPA, UK Bribery Act, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.
Any of these risks could have an adverse effect on our international operations by reducing demand for our products.
Business Risks
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

10 AVIENT CORPORATION

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
Our operations on, and ownership of, real property are subject to environmental, health and safety laws and regulations at the national, state and local governmental levels (including, but not limited to, the Restriction of Hazardous Substances (RoHS) and the Consumer Product Safety Improvement Act of 2008). The nature of our business exposes us to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are improperly handled and released. Environmental compliance requirements imposed on us and our vendors may significantly increase the costs of these activities involving raw materials, energy, finished products and wastes. We may incur substantial costs, including fines, criminal or civil sanctions, damages, and remediation costs, or experience interruptions in our operations for violations of these laws.
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
11 AVIENT CORPORATION

Capital and Credit Risks
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
Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and that of our subsidiaries, and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings under our revolving credit facility provide adequate sources of liquidity, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.
12 AVIENT CORPORATION

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2020, we had goodwill of $1,308.1 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions could result in goodwill impairment charges, which could adversely impact our results of operations. Based on our 2020 goodwill impairment test, performed as of October 1, 2020, no reporting units were identified as being at risk of future impairment. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies and Estimates” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Clariant MB Acquisition Risks
We may not realize the cost synergies that are anticipated from the Clariant MB Acquisition.
The benefits that are expected to result from the Clariant MB Acquisition will depend, in part, on our ability to integrate and achieve cost synergies. There can be no assurance that we will successfully or cost-effectively integrate Clariant MB. The failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.
Moreover, we may incur substantial expenses in connection with the integration. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Clariant MB Acquisition may be offset by costs incurred or delays in integration.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

13 AVIENT CORPORATION

ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio, we operate globally with principal locations consisting of 103 manufacturing sites and eight distribution facilities in North America, South America, Europe, the Middle East, Asia, and Africa. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Specialty Engineered Materials	Color, Additives and Inks			Distribution
1. Birmingham, Alabama	1. Glendale, Arizona	30. Toronto, Canada	60. Butterworth, Malaysia	1. Rancho Cucamonga, California
2. Englewood, Colorado	2. & 3. Phoenix, Arizona (c)	31. Maipu, Chile	61. Santa Clara, Mexico	2. Chicago, Illinois
3. Montrose, Colorado	4. Bethel, Connecticut	32. Chuzhou, China	62. Toluca, Mexico	3. Eagan, Minnesota
4. North Haven, Connecticut	5. Dalton, Georgia	33. Guangzhou, China	63. Eindhoven, Netherlands	4. Edison, New Jersey
5. McHenry, Illinois	6. Kennesaw, Georgia	34. Pudong, China	64. Auckland, New Zealand	5. Statesville, North Carolina
6. Winona, Minnesota	7. Elk Grove Village, Illinois	35., 36. & 37. Shanghai, China (d)	65. Karachi, Pakistan	6. Elyria, Ohio
7. Hickory, North Carolina	8. West Chicago, Illinois	38. Suzhou, China	66. Lahore, Pakistan	7. La Porte, Texas
8. Avon Lake, Ohio	9. La Porte, Indiana	39. Tianjin, China	67. Lima, Peru	8. Brampton, Ontario, Canada
9. Hatfield, Pennsylvania	10. Lewiston, Maine	40. Cota, Colombia	68. Konstantynow, Poland	(8 Distribution Facilities)
10. Changzhou, China	11. Holden, Massachusetts	41. Aland, Finland	69. Kutno, Poland
11. Shenzhen, China	12. Albion, Michigan	42. Cergy, France	70. Jeddah, Saudi Arabia
12. Suzhou, China	13. Minneapolis, Minnesota	43. Saint-Jeoire, France	71. Riyadh, Saudi Arabia
13. Gaggenau, Germany	14. St. Louis, Missouri	44. Tossiat, France	72. Yanbu, Saudi Arabia
14. Melle, Germany	15. Lockport, New York	45. Ahrensburg, Germany	73. Randburg, South Africa
15. Leeuwarden, Netherlands	16. Mooresville, North Carolina	46. Diez, Germany	74. Alicante, Spain
16. Barbastro, Spain	17. Berea, Ohio	47. Lahnstein, Germany	75. Barcelona, Spain
17. Istanbul, Turkey	18. Massillon, Ohio	48. Guatemala City, Guatemala	76. Pamplona, Spain
18. Leek, United Kingdom	19. North Baltimore, Ohio	49. Gyor, Hungary	77. Sant Andreu, Spain
Shanghai, China (b)	20. Norwalk, Ohio	50. Kalol, India	78. Malmoe, Sweden
Pune, India (a)	21. Lehigh Valley, Pennsylvania	51. Pune, India	79. Taoyuan, Taiwan
Pamplona, Spain (a)	22. Mountain Top, Pennsylvania	52. Rania, India	80. Bangkok, Thailand
(18 Manufacturing Plants)	23. Vonore, Tennessee	53. Vashere, India	81. Phan Thong, Thailand
	24. Winchester, Virginia	54. Tangerang, Indonesia	82. Gazientep, Turkey
	25. Lomas de Zamora, Argentina	55. Naas, Ireland	83. Gebze, Turkey
	26. Assesse, Belgium	56. Lomagna, Italy	84. Knowsley, United Kingdom
	27. Louvain-La-Nueve, Belgium	57. Merate, Italy	85. Thuan An, Vietnam
	28. Itupeva, Brazil	58. Milan, Italy	(85 Manufacturing Plants)
	29. Suzano, Brazil	59. Pogliano, Italy
(a)Facility is not included in manufacturing plants total as it is also included as part of another segment.
(b)Facility is not included in manufacturing plants total as it is a design center/lab.
(c)There are two manufacturing plants located in Phoenix, Arizona.
(d)There are three manufacturing plants located in Shanghai, China.
ITEM 3. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
14 AVIENT CORPORATION

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 5, 2021.

Name	Age	Position
Robert M. Patterson	48	Chairman, President and Chief Executive Officer
Jamie A. Beggs	44	Senior Vice President, Chief Financial Officer
Cathy K. Dodd	55	Senior Vice President, President of Distribution
Michael A. Garratt	57	Senior Vice President, President Color, Additives and Inks, EMEA
Lisa K. Kunkle	52	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	56	Senior Vice President, Global Operations and Process Improvement
Woon Keat Moh	47	Senior Vice President, President of Color, Additives and Inks, Americas and Asia
Chris L. Pederson	54	Senior Vice President, President of Specialty Engineered Materials
Joel R. Rathbun	48	Senior Vice President, Mergers & Acquisitions
João José San Martin Neto	60	Senior Vice President, Chief Human Resources Officer
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
Jamie A. Beggs: Senior Vice President, Chief Financial Officer, August 2020 to date. Senior Vice President and Chief Financial Officer of Hunt Consolidated, Inc. (a diversified holding company focused primarily in the energy industry) from January 2017 through December 2019. Vice President and Treasurer at Celanese Corporation (a global technology leader in the production of specialty materials and chemical products) from 2015 to 2017. Chief Financial Officer, Material Solutions at Celanese Corporation from 2011 to 2015. Prior to 2011, Ms. Beggs worked in various roles of increasing responsibility at Celanese in both business and finance from May 2007.
Cathy K. Dodd: Senior Vice President, President of Distribution, October 2020 to date. Senior Vice President, Chief Commercial Officer from April 2020 to October 2020. Vice President, Marketing from February 2014 to April 2020. Director of Downstream Engagement and Design and Strategic Account Executive, Retail at Eastman Chemical Company (a global specialty chemical company that produces a broad range of advanced materials, additives and functional products, specialty chemicals, and fibers) from 2010 to 2014.
Michael A. Garratt: Senior Vice President, President Color, Additives and Inks, EMEA, April 2020 to present. Senior Vice President, Chief Commercial Officer, April 2016 to March 2020. Senior Vice President, President of Performance Products and Solutions, September 2013 to April 2016. President, Marmon Utility (a manufacturer of medium-high voltage utility, subsea and down-hole power cables and molded insulator systems) from March 2011 to September 2013. Chief Operating Officer, Excel Polymers (a custom thermoset rubber formulator) from November 2009 to December 2010. Vice President and General Manager - Americas Compounding and Performance Additives, Excel Polymers from March 2009 to November 2009. Vice President and General Manager - Industrial and Consumer, Excel Polymers from December 2005 to March 2009. From April 1996 to June 2005, Mr. Garratt worked for DuPont Dow Elastomers, a joint venture of Dupont and Dow (global manufacturers of engineered thermoset rubber and thermoplastic elastomer materials) in market development and product management positions, culminating in a regional commercial leadership role for Europe, the Middle East and Africa.
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
15 AVIENT CORPORATION

Corporation (a manufacturer of paints and coatings) from June 2007 to May 2008. Vice President and General Manager, Power Coatings, Valspar Corporation from February 2002 to June 2007.
Woon Keat Moh: Senior Vice President, President Color, Additives and Inks, Americas and Asia, April 2020 to date. Senior Vice President, President of Color, Additives and Inks, January 2020 to March 2020. Vice President of Asia, January 2019 to December 2019. General Manager of Specialty Engineered Materials Asia, December 2014 to December 2018. Sales Director of Color and Additives Asia, February 2011 to November 2014. Business Development Manager, Color and Additives Asia, February 2010 to January 2011. From October 1999 to January 2010, Mr. Moh worked for Clariant AG (a global manufacturer of color and additives masterbatch) in various roles of increasing responsibility, culminating in a commercial leadership role in Southeast Asia. He also served as a technical sales executive for Bayer AG (a manufacturer of pigments, dyestuffs, additives, chemical auxiliaries for textile, leather, paper and plastic industry) with its Specialty Products division from 1997 to 1999.
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
16 AVIENT CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are traded on the New York Stock Exchange under the symbol “AVNT.”
As of February 5, 2021, there were 1,632 holders of record of our common shares.
We currently have an authorized common share repurchase program. For the full year 2020, we repurchased 1.25 million common shares at a weighted average share price of $22.28. During the three months ended December 31, 2020, we repurchased 250,000 common shares as shown in the table below.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	1,107,472
November 1 to November 30	150,000	$31.85	150,000	957,472
December 1 to December 31	100,000	$40.05	100,000	5,857,472
Total	250,000	$35.59	250,000

(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of December 31, 2020, approximately 5.9 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. SELECTED FINANCIAL DATA
Not required.
17 AVIENT CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Unless otherwise noted, the discussion that follows includes a comparison of our results of operations, liquidity and capital resources, and cash flows for fiscal years 2020 and 2019. For a discussion of changes from fiscal year 2018 to fiscal year 2019, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.
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
Our Business
We are a premier provider of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2020 sales of $3.2 billion ($3.8 billion on a pro forma basis to include Clariant MB), we have manufacturing sites and distribution facilities around the globe, with 69% and 44% of our respective Color, Additives and Inks and Specialty Engineered Materials segments' sales outside the United States. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics.
Strategy and Key Trends
To achieve our vision, we have implemented a strategy with four core components: specialization, globalization, operational excellence and commercial excellence. Specialization differentiates us through products, services, technology and solutions that add value. Globalization allows us to service our customers with consistency wherever their operations might be around the world. Operational excellence empowers us to respond to the voice of the customer while focusing on continuous improvement. Commercial excellence enables us to deliver value to customers by supporting their growth and profitability with superior customer service.
We are also committed to sustainability through our four cornerstones of People, Products, Planet, and Performance. We have invested in and are making important contributions to each, which are discussed in depth in our most recent Sustainability Report.
In the short term, we will maintain our focus on sales growth with expanding margins, with a goal of offsetting economic headwinds in certain end markets and geographies, raw material volatility and logistics cost inflation. Longer term, we will continue to focus on accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit while focusing on our four cornerstones of sustainability named above to ensure the growth we achieve is sustainable for us and our customers. Capital expenditures will be focused primarily to support sales growth, investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in our core capabilities and continue to support growth in key markets and product offerings.
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
18 AVIENT CORPORATION

strategy supports these trends can be found in numerous initiatives: active participation in the medical device market, leveraging our global footprint to deliver consistent solutions globally, light weighting and metal replacement and development of solutions that respond to ever-changing market needs by offering alternatives to traditional materials.
Recent Developments
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, customers, supply chain and distribution network. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and is expected to continue to adversely affect our business. While we concluded there were no indicators of impairment as of December 31, 2020, any significant sustained adverse change in financial results or macroeconomic conditions could result in future impairments of long-lived assets. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.
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
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.4 billion net of cash and debt. To finance the purchase of Clariant MB, the Company used $496.1 million net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of PP&S.
Highlights and Executive Summary
A summary of Avient’s sales, operating income, income from continuing operations, net of income taxes and net income from continuing operations attributable to Avient common shareholders is included in the following table:

(In millions)	2020	2019	2018
Sales	$3,242.1	$2,862.7	$2,881.0
Operating income	189.3	156.8	178.6
Net income from continuing operations, net of income taxes	133.8	75.7	87.4
Net income from continuing operations attributable to Avient common shareholders	132.0	75.5	87.7

19 AVIENT CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2020 versus 2019		2019 versus 2018
(Dollars in millions, except per share data)	2020	2019	2018	Change	% Change	Change	% Change
Sales	$3,242.1	$2,862.7	$2,881.0	$379.4	13.3%	$(18.3)	(0.6)%
Cost of sales	2,457.8	2,205.5	2,256.2	(252.3)	(11.4)%	50.7	2.2%
Gross margin	784.3	657.2	624.8	127.1	19.3%	32.4	5.2%
Selling and administrative expense	595.0	500.4	446.2	(94.6)	(18.9)%	(54.2)	(12.1)%
Operating income	189.3	156.8	178.6	32.5	20.7%	(21.8)	(12.2)%
Interest expense, net	(74.6)	(59.5)	(62.8)	(15.1)	(25.4)%	3.3	5.3%
Debt extinguishment costs	—	—	(1.1)	—	nm	1.1	nm
Other income (expense), net	24.3	12.1	(12.9)	12.2	nm	25.0	nm
Income from continuing operations before income taxes	139.0	109.4	101.8	29.6	27.1%	7.6	7.5%
Income tax expense	(5.2)	(33.7)	(14.4)	28.5	nm	(19.3)	nm
Net income from continuing operations	$133.8	$75.7	$87.4	$58.1	76.8%	$(11.7)	(13.4)%
(Loss) income from discontinued operations, net of income taxes	(0.4)	513.1	72.1	(513.5)	nm	441.0	nm
Net income	133.4	588.8	159.5	(455.4)	nm	429.3	nm
Net (income) loss attributable to noncontrolling interests	(1.8)	(0.2)	0.3	(1.6)	nm	(0.5)	nm
Net income (loss) attributable to Avient common shareholders	$131.6	$588.6	$159.8	$(457.0)	nm	$428.8	nm

Earnings (loss) per share attributable to Avient common shareholders - basic:
Continuing operations	$1.47	$0.98	$1.10
Discontinued operations	(0.01)	6.64	0.91
Total	$1.46	$7.62	$2.01

Earnings (loss) per share attributable to Avient common shareholders - diluted:
Continuing operations	$1.46	$0.97	$1.09
Discontinued operations	(0.01)	6.61	0.90
Total	$1.45	$7.58	$1.99

nm - not meaningful
Sales
Sales increased $379.4 million, or 13.3%, in 2020 compared to 2019, as a result of the Clariant MB Acquisition which was partially offset by COVID related demand weakness.
Cost of sales
As a percent of sales, cost of sales decreased from 77.0% in 2019 to 75.8% in 2020, primarily as a result of improved mix, lower raw material costs and cost containment.
Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2020 increased $94.6 million compared to 2019, primarily driven by the Clariant MB Acquisition.
Interest expense, net
Interest expense, net increased $15.1 million in 2020 compared to 2019 as a result of interest expense related to our senior unsecured notes offering completed in May 2020 and $10.1 million of committed financing fees related to the Clariant MB Acquisition. These costs were offset by lower average outstanding variable debt balances as well as interest income earned on cash and cash equivalents from our equity issuance completed in February 2020 along with the divestment of PP&S in October 2019.

20 AVIENT CORPORATION

Other income (expense), net
Other income (expense), net increased $12.2 million in 2020 as compared to 2019 as a result of actuarial gains and losses recognized on our pension and other post-employment benefit obligations (see Note 11, Employee Benefit Plans) to the accompanying condensed consolidated financial statements. All components of net periodic benefit cost, except for service costs, are presented herein.
Income taxes
The Company is subject to taxation in the U.S. and numerous international jurisdictions. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards, and available planning alternatives. Discrete items, including the effect of changes in tax laws, statutory tax rates, and valuation allowances or other non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the tax provision.

We recognize the resulting tax on global intangible low-taxed income (GILTI) and the deduction of foreign-derived intangible income (FDII) as a period expense in the period in which the tax is incurred.

A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or other reconciling items is included below.

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Tax on GILTI and FDII	3.1	(0.1)	2.9
International tax on certain current and prior year earnings	2.0	1.6	9.4
Net impact of non-deductible acquisition earnouts and transaction cost	1.8	2.8	0.2
Tax on one-time gain from sale of other assets	—	6.0	—
U.S. tax reform	—	0.2	(3.3)
Research and development credit	(2.1)	(2.8)	(0.8)
Domestic production activities deduction	—	—	(1.1)
One-time U.S. tax benefit from internal reorganization of international subsidiaries	(13.1)	—	—
State and local tax, net	(3.4)	4.2	2.3
International tax rate differential	(2.7)	(8.9)	(12.1)
International permanent items	(5.2)	7.5	(1.6)
Net impact of uncertain tax positions	1.0	(2.4)	(0.6)
Changes in valuation allowances	0.5	1.7	(3.4)
Other	0.8	—	1.2
Effective income tax rate	3.7%	30.8%	14.1%

2020 compared to 2019
For 2020, we recognized a one-time U.S. tax benefit of $18.2 million (13.1%) from an internal reorganization of international subsidiaries.

For 2020, the State and local tax, net line totaled a benefit of $4.7 million (3.4%) which included favorable tax return to prior year tax provision adjustments and a one-time state tax benefit from an internal reorganization of international subsidiaries. This was more favorable than 2019 as 2019 included unfavorable state audit decisions and higher domestic earnings in 2020.

International permanent items line included the favorable tax effect of notional interest deductions, favorable tax treatment of foreign exchanges losses, offset by non-deductibility of interest expense related to the receipt of tax-exempt dividends, which caused a net favorable tax impact of $7.2 million (5.2%). For 2019, International permanent items line included a higher tax effect of non-deductibility of interest expense related to the receipt of tax-
21 AVIENT CORPORATION

exempt dividends, which was partially offset by the tax impact of other net favorable permanent items resulting in a net unfavorable impact of $8.3 million (7.5%).

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
Sales and Operating Income

				2020 versus 2019		2019 versus 2018
(Dollars in millions)	2020	2019	2018	Change	% Change	Change	% Change
Sales:
Color, Additives and Inks	$1,502.9	$1,003.8	$1,046.5	$499.1	49.7%	$(42.7)	(4.1)%
Specialty Engineered Materials	708.8	745.7	645.8	(36.9)	(4.9)%	99.9	15.5%
Distribution	1,110.3	1,192.2	1,265.4	(81.9)	(6.9)%	(73.2)	(5.8)%
Corporate and eliminations	(79.9)	(79.0)	(76.7)	(0.9)	(1.1)%	(2.3)	(3.0)%
Sales	$3,242.1	$2,862.7	$2,881.0	$379.4	13.3%	$(18.3)	(0.6)%

Operating income:
Color, Additives and Inks	$180.8	$147.4	$158.5	$33.4	22.7%	$(11.1)	(7.0)%
Specialty Engineered Materials	94.4	83.7	72.3	10.7	12.8%	11.4	15.8%
Distribution	69.5	75.4	71.5	(5.9)	(7.8)%	3.9	5.5%
Corporate and eliminations	(155.4)	(149.7)	(123.7)	(5.7)	(3.8)%	(26.0)	(21.0)%
Operating income	$189.3	$156.8	$178.6	$32.5	20.7%	$(21.8)	(12.2)%

Operating income as a percentage of sales:
Color, Additives and Inks	12.0%	14.7%	15.1%	(2.7)%	points	(0.4)%	points
Specialty Engineered Materials	13.3%	11.2%	11.2%	2.1%	points	—%	points
Distribution	6.3%	6.3%	5.7%	—%	points	0.6%	points
Total	5.8%	5.5%	6.2%	0.3%	points	(0.7)%	points

22 AVIENT CORPORATION

Color, Additives and Inks
Sales increased $499.1 million, or 49.7%, as a result of the Clariant MB Acquisition. Organic sales decreased by 4.5% in 2020 compared to 2019 as a result of the combination of lower sales due to the COVID-19 pandemic, partially offset by strong demand in healthcare and packaging end markets.
On a pro forma basis to include Clariant MB in all periods, sales decreased by 3.7% in 2020 compared to 2019, as gains in the healthcare end market, as well as improved pricing and mix, were more than offset by weakness in sales due to the COVID-19 pandemic.
Operating income increased $33.4 million, or 22.7%, driven by the Clariant MB Acquisition partially offset by lower sales due to the COVID-19 pandemic. Organic operating income decreased by 7% due to lower sales, including weakness in our higher margin Specialty Inks business.
On a pro forma basis to include Clariant MB in all periods, operating income increased by 2.5% as the demand decline as a result of the COVID-19 pandemic was more than offset by favorable mix, lower raw material input costs and the benefit of expanded margins driven by early capture of integration synergies.
Specialty Engineered Materials
Sales decreased by $36.9 million, or 4.9%, in 2020 compared to 2019, largely driven by lower demand in North America and Europe due to the COVID-19 pandemic, which offset improvements in composites demand.
Operating income increased by $10.7 million in 2020 compared to 2019 as lower raw material costs, improved mix and lower discretionary spending more than offset the negative volume impact of the COVID-19 pandemic.
Distribution
Sales declined $81.9 million, or 6.9%, in 2020 compared to 2019 driven primarily by raw material deflation which subsequently resulted in lower selling prices. Operating income declined $5.9 million, or 7.8%, in 2020 compared to 2019 primarily as a result of lower sales.
Corporate and Eliminations
Corporate and eliminations operating income increased $5.7 million in 2020 compared to 2019 due to costs associated with the Clairant MB Acquisition, offset by lower acquisition earn-out adjustments related to PlastiComp and Fiber-Line, and lower discretionary spending.
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
The following table summarizes our liquidity as of December 31, 2020:

(In millions)
Cash and cash equivalents	$649.5
Revolving credit availability	279.9
Liquidity	$929.4

As of December 31, 2020, approximately 72% of the Company’s cash and cash equivalents resided outside the United States.
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
Expected sources of cash needed to satisfy cash requirements in 2021 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2021 include integration costs related to the Clariant MB Acquisition, interest payments, cash taxes, dividend payments, share
23 AVIENT CORPORATION

repurchases, environmental remediation costs, capital expenditures and debt repayment. Capital expenditures are currently estimated to be approximately $95.0 million in 2021, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

(In millions)	2020	2019	2018
Cash provided by (used by):
Operating Activities	$221.6	$300.8	$253.7
Investing Activities	(1,431.6)	611.9	(170.3)
Financing Activities	982.0	(218.3)	(148.1)
Effect of exchange rate on cash	12.8	(0.6)	(8.0)
Net increase (decrease) in cash and cash equivalents	$(215.2)	$693.8	$(72.7)

Operating activities
In 2020, net cash provided by operating activities was $221.6 million as compared to $300.8 million in 2019, primarily due to payments in 2020 for earnout liabilities of $38.1 million and a $142.0 million payment of taxes associated with the gain on sale of PP&S. These payments partially offset the benefit from lower working capital.
Investing Activities
Net cash used by investing activities during 2020 of $1,431.6 million primarily reflects $1,380.2 million related to the Clariant MB Acquisition and capital expenditures of $63.7 million.
Financing Activities
Net cash provided by financing activities in 2020 primarily reflects $496.1 million of net proceeds received from the issuance of common shares in an underwritten public offering that we completed in February 2020 and $640.5 million of net proceeds from the senior unsecured notes offering completed in May 2020, offset by $71.3 in dividends paid, repurchases of our outstanding common shares of $22.4 and the payment of acquisition date earnout liabilities of $50.8 million.

Total Debt
The following table summarizes debt as presented at December 31, 2020 and 2019.

(In millions)	December 31, 2020	December 31, 2019
Senior secured revolving credit facility due 2022	$—	$—
5.25% senior notes due 2023	597.5	596.3
5.75% senior notes due 2025	641.2	—
Senior secured term loan due 2026	610.0	614.7
Other Debt	23.9	18.3
Total Debt	$1,872.6	$1,229.3
Less short-term and current portion of long-term debt	18.6	18.4
Total long-term debt, net of current portion	$1,854.0	$1,210.9

The Company maintains a senior secured revolving credit facility, which matures on February 24, 2022 and provides a maximum borrowing facility size of $450.0 million, subject to a borrowing base with advances against certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. On June 28, 2019, the Company amended and restated its senior secured revolving credit facility to, among other things, add a European line of credit, up to the euro equivalent of $50.0 million, subject to a borrowing base with advances against certain European accounts receivable. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s
24 AVIENT CORPORATION

daily average excess availability during the previous quarter. As of December 31, 2020, we had no borrowings outstanding under our revolving credit facility, which had remaining availability of $278.2 million. As of December 31, 2019, we had no borrowings under our revolving credit facility, which had remaining availability of $279.4 million.
On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The total principal repayments for the year ended December 31, 2020 were $6.5 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants. As of December 31, 2020, we were in compliance with all customary financial and restrictive covenants pertaining to our debt.
As of both December 31, 2020 and 2019, the Company maintained a credit line of $12.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2020, letters of credit under the credit line were immaterial and borrowings were $10.3 million with a weighted average annual interest rate of 1.85%. As of December 31, 2019, letters of credit under the credit line were immaterial and borrowings were $10.3 million with a weighted average annual interest rate of 3.14%. As of December 31, 2020 and 2019, there was remaining availability on the credit line of $1.7 million and $1.7 million, respectively.
For additional information regarding our debt, please see Note 6, Financing Arrangements to the accompanying condensed consolidated financial statements.
Letters of Credit
Our revolving credit facility provides up to $50.0 million for the issuance of letters of credit, $12.1 million of which was used at December 31, 2020. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Contractual Cash Obligations
The following table summarizes our obligations under debt agreements, operating leases, interest obligations, pension and other post-retirement plan obligations and purchase obligations as of December 31, 2020.

	Payment Due by Period
(In millions)	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Total debt (1)	$1,891.9	$18.6	$617.2	$667.3	$588.8
Operating leases	91.1	28.0	36.4	13.4	13.3
Interest on long-term debt obligations (2)	375.4	90.4	172.7	109.2	3.1
Pension and post-retirement obligations (3)	83.2	8.9	16.9	16.7	40.7
Purchase obligations (4)	52.4	33.9	17.4	1.1	—
Total	$2,494.0	$179.8	$860.6	$807.7	$645.9
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
25 AVIENT CORPORATION

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

Environmental Liabilities
•    Based upon our estimates, we had an undiscounted accrual of $119.7 million at December 31, 2020 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable.
•    With respect to the former Goodrich Corporation Calvert City site, the United States Environmental Protection Agency (USEPA) issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial design. In October 2019, the USEPA sent a Special Notice Letter to Avient, Westlake Vinyls, and Goodrich Corporation, inviting negotiation of a Consent Decree to perform the remedial actions at the site. In 2020, the three companies, USEPA, and the US Department of Justice signed the agreed Consent Decree, which is currently under Federal Court review.
•    Franklin-Burlington, a subsidiary of Avient, is listed as a cooperating party along with approximately 70 other companies. The cooperating parties are working with the EPA on the lower Passaic River Study Area. Based on currently available information as of December 31, 2020, we have not identified evidence that Franklin-Burlington contributed materially to the contamination into the lower Passaic River and that the best estimate of any liability that may be assigned to Franklin-Burlington will not be material to the consolidated financial statements.
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

26 AVIENT CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASC) Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2020, we recognized a $17.2 million benefit as a result of the recognition of these actuarial gains, which favorably impacted net income (loss), comprehensive income (loss) and the funded status of our pension plans, primarily the result of actual asset returns that were higher than our assumed returns and mortality assumptions. Partially offsetting these gains was a decrease in our discount rate.

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
•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 5.05% for 2020, 5.68% for 2019 and 5.09% for 2018.
•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2020, we adopted the MP-2020 mortality improvement scale which was issued by the Society of Actuaries in October 2020.

•     The weighted average discount rates used to value our pension liabilities as of December 31, 2020 and 2019 were 3.19% and 4.11%, respectively, post-retirement liabilities were 3.06% and 3.98%, respectively. As of December 31, 2020, an increase/decrease in the discount rate of 50 basis points, holding all other assumptions constant, would have increased or decreased pre-tax income and the related pension and post-retirement liability by approximately $19.4 million. An increase/decrease in the discount rate of 50 basis points as of December 31, 2020 would result in a change of approximately $1.3 million in the 2021 net periodic benefit cost.
•    The expected long-term return on plan assets utilized as of January 1, 2020 and 2019 was 5.05% and 5.68%, respectively. An increase/decrease in our expected long-term return on plan assets of 50 basis points as of December 31, 2020, would result in a change of approximately $2.2 million to 2021 net periodic benefit cost.

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

•    The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. We have provided valuation allowances as of December 31, 2020, aggregating to $20.7 million primarily against certain international and state net operating loss carryforwards based on our current assessment of future operating results and other factors. At December 31, 2020, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $10.6 million.

•  Undistributed and indefinitely reinvested earnings for certain consolidated non-U.S. subsidiaries were approximately $456 million as of December 31, 2020. No tax provision was made on these earnings as APB 23 provides guidance that U.S. companies do not need to recognize tax effects on international earnings that are indefinitely reinvested. Additionally, no deferred income taxes were recorded on taxable outside basis differences as it was not practicable to determine the tax provision impact.

•   Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in income tax expense or benefits that could be material.

27 AVIENT CORPORATION

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
•  Goodwill related to our acquisition of Clariant MB as of December 31, 2020 was determined on a preliminary basis. The final valuation of the acquisition and related goodwill balance will be completed in 2021, and actual results could differ from our estimates.

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
•      Based on our 2020 annual impairment test performed on October 1st, we determined there were no reporting units considered to be at risk of impairment. We believe that the current assumptions and estimates are reasonable, supportable and appropriate. The business could be impacted by unforeseen changes in market factors or opportunities, which could impact our existing assumptions used in our impairment test. As such, there can be no assurance that these estimates and assumptions made for the purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

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

•     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived trade name
•     Based on our 2020 annual impairment test, no trade names were considered at risk.

Recent and Future Adoption of Accounting Standards
Information regarding recent and future adoption of accounting standards can be found in Note 1, Description of Business and Summary of Significant Accounting Policies, to the accompanying consolidated financial statements and is incorporated by reference herein.
28 AVIENT CORPORATION

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
Interest rate exposure — Interest on our revolving credit facility and senior secured term loan is based upon a Prime rate or LIBOR, plus a margin. Interest on the credit line with Saudi Hollandi Bank is based upon SAIBOR plus a fixed rate of 0.85%. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2020.
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
29 AVIENT CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30 AVIENT CORPORATION

MANAGEMENT’S REPORT
The management of Avient Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of Avient Corporation as of and for the year ended December 31, 2020.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2020 and found them to be effective.
Management is also responsible for establishing and maintaining a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that provide reasonable assurance that: Avient Corporation’s accounting records accurately and fairly reflect the transactions and dispositions of the assets of the Company; unauthorized or improper acquisition, use or disposal of Company assets will be prevented or timely detected; the Company’s transactions are properly recorded and reported to permit the preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles; and the Company’s receipts and expenditures are made only in accordance with authorizations of management and the Board of Directors of the Company.
Management has assessed the effectiveness of Avient’s internal control over financial reporting as of December 31, 2020 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 68 of this Annual Report, which concludes that as of December 31, 2020, Avient’s internal control over financial reporting was effective and that no material weaknesses were identified.
Management's assessment of internal control over financial reporting as of December 31, 2020 excludes internal control over financial reporting related to Clariant MB (acquired July 1, 2020), which constituted approximately 41.6% of the Company's total assets (inclusive of acquired intangible assets) as of December 31, 2020, and approximately 16.8% of the Company's net sales for the year ended December 31, 2020.

/s/ ROBERT M. PATTERSON	/s/ JAMIE A. BEGGS

Robert M. Patterson	Jamie A. Beggs
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 25, 2021

31 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Avient Corporation
Opinion on Internal Control over Financial Reporting
We have audited Avient Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avient Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Clariant MB, which is included in the 2020 consolidated financial statements of the Company and constituted 41.6% of total assets as of December 31, 2020, and 16.8% of sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Clariant MB.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Avient Corporation as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2020, and the related notes of Avient Corporation and our report dated February 25, 2021, expressed an unqualified opinion thereon.
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
February 25, 2021
32 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Avient Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avient Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Environmental Accrued Liabilities
Description of the Matter	As described in Note 12 to the consolidated financial statements, the environmental accrued liability as of December 31, 2020 is approximately $119.7 million and is comprised primarily of the cost estimate for the Calvert City location of $106.4 million. The Company records an accrual for probable future environmental remediation projects on an undiscounted basis which represents management’s best estimate of probable future costs based upon currently available information and technology and management’s view of the most likely remedy.

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

33 AVIENT CORPORATION

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

Quantitative Impairment Assessment of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was approximately $1,294.9 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or at an interim date if potential impairment indicators are present. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. Goodwill is tested for impairment, quantitatively or qualitatively, at the reporting unit level. As it relates to the quantitative approach, the Company uses an income approach to estimate the fair value of the reporting units using a combination of internal forecasts, external market information and discounted cash flow projections.

Auditing the impairment assessment of the quantitative goodwill assessment for a certain reporting unit is complex as the income approach requires the Company to make assumptions and estimates regarding projected economic and market conditions, growth rates, operating margins and cash expenditures. The fair value of the reporting unit is based on a number of subjective factors including; (a) appropriate consideration of valuation approaches, (b) the consideration of the Company’s business outlook, and (c) weighted average cost of capital (discount rate), annual and terminal growth rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantitative impairment assessment of goodwill, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also utilized our specialist to assist in the review of the methodology, weighted average cost of capital, terminal growth rates used by the Company and the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

34 AVIENT CORPORATION

Accounting for the Clariant Masterbatch Business Combination
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, on July 1, 2020 the Company completed its acquisition of the equity interests in the global masterbatch business of Clariant AG and the masterbatch assets in India of Clariant Chemicals (India) Limited. The business and assets are collectively referred to as Clariant MB and the acquisitions are collectively referred to as the Clariant MB Acquisition. Total consideration paid by the Company to complete the Clariant MB Acquisition was approximately $1.4 billion, net of cash and debt. The acquisition is being accounted for under the acquisition method of accounting.

Auditing the Company’s accounting for the preliminary allocation of the purchase price to the identifiable assets and liabilities for the Clariant MB Acquisition was complex due to the significant estimation in determining the preliminary fair value of identifiable intangible assets, which principally consisted of customer relationships and developed technology. The Company used the relief from royalty and multi-period excess earnings method to determine the fair value of developed technology and customer relationships, respectively. The purchase price allocation, including the fair value estimates of the identifiable intangible assets, were recorded on a preliminary basis. The high degree of subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results including revenue growth rates, profitability, and royalty rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of the preliminary fair value of the identifiable intangible assets. This included testing controls over management’s review of the fair value methodologies and significant assumptions described above.

To test the preliminary estimated fair values of the acquired intangible assets, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company. We compared the significant assumptions used by management to current industry and economic trends. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value that would result from changes in the assumptions. We utilized our specialist in assessing the methodologies applied and evaluating significant assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements regarding the acquisition.

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

/s/ Ernst & Young LLP

We have served as Avient Corporation's auditor since 1993.
Cleveland, Ohio
February 25, 2021
35 AVIENT CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Sales	$3,242.1	$2,862.7	$2,881.0
Cost of sales	2,457.8	2,205.5	2,256.2
Gross margin	784.3	657.2	624.8
Selling and administrative expense	595.0	500.4	446.2
Operating income	189.3	156.8	178.6
Interest expense, net	(74.6)	(59.5)	(62.8)
Debt extinguishment costs	—	—	(1.1)
Other income (expense), net	24.3	12.1	(12.9)
Income from continuing operations before income taxes	139.0	109.4	101.8
Income tax expense	(5.2)	(33.7)	(14.4)
Net income from continuing operations	133.8	75.7	87.4
Income (loss) from discontinued operations, net of income taxes	(0.4)	513.1	72.1
Net income	133.4	588.8	159.5
Net (income) loss attributable to noncontrolling interests	(1.8)	(0.2)	0.3
Net income attributable to Avient common shareholders	$131.6	$588.6	$159.8

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$1.47	$0.98	$1.10
Discontinued operations	(0.01)	6.64	0.91
Total	$1.46	$7.62	$2.01

Earnings per share attributable to Avient common shareholders - Diluted:
Continuing operations	$1.46	$0.97	$1.09
Discontinued operations	(0.01)	6.61	0.90
Total	$1.45	$7.58	$1.99

Weighted-average shares used to compute earnings per common share:
Basic	90.1	77.2	79.7
Plus dilutive impact of share-based compensation	0.5	0.5	0.7
Diluted	90.6	77.7	80.4

Anti-dilutive shares not included in diluted common shares outstanding	0.8	0.6	—

Cash dividends declared per share of common stock	$0.820	$0.788	$0.720
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 AVIENT CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income	$133.4	$588.8	$159.5
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	110.6	2.2	(27.6)
Cash flow hedges	(1.6)	(2.5)	(1.3)
Other	—	—	(0.4)
Total other comprehensive income (loss)	109.0	(0.3)	(29.3)
Total comprehensive income	242.4	588.5	130.2
Comprehensive (income) loss attributable to noncontrolling interests	(1.8)	(0.2)	0.3
Comprehensive income attributable to Avient common shareholders	$240.6	$588.3	$130.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 AVIENT CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$649.5	$864.7
Accounts receivable, net	516.6	330.0
Inventories, net	327.5	260.9
Other current assets	108.5	57.7
Total current assets	1,602.1	1,513.3
Property, net	694.9	407.4
Goodwill	1,308.1	685.7
Intangible assets, net	1,008.5	469.3
Operating lease assets, net	80.9	63.8
Other non-current assets	176.0	133.8
Total assets	$4,870.5	$3,273.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.6	$18.4
Accounts payable	471.7	287.7
Current operating lease obligations	25.1	21.0
Accrued expenses and other current liabilities	285.6	375.4
Total current liabilities	801.0	702.5
Non-current liabilities:
Long-term debt	1,854.0	1,210.9
Pension and other post-retirement benefits	115.0	56.6
Deferred income taxes	140.0	63.5
Non-current operating lease obligations	56.0	42.8
Other non-current liabilities	192.8	144.3
Total non-current liabilities	2,357.8	1,518.1

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,513.3	1,175.2
Retained earnings	1,057.4	1,001.2
Common shares held in treasury, at cost, 30.9 shares in 2020 and 45.3 shares in 2019	(901.2)	(1,043.1)
Accumulated other comprehensive income (loss)	26.4	(82.6)
Avient shareholders’ equity	1,697.1	1,051.9
Noncontrolling interest	14.6	0.8
Total equity	1,711.7	1,052.7
Total liabilities and equity	$4,870.5	$3,273.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 AVIENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2020	2019	2018
Operating activities
Net income	$133.4	$588.8	$159.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	—	(457.7)	—
Depreciation and amortization	111.8	87.5	88.5
Accelerated depreciation and fixed asset charges associated with restructuring activities	3.2	—	3.0
Deferred income tax benefit	(1.7)	(3.2)	(4.8)
Debt extinguishment costs	—	—	1.1
Share-based compensation expense	11.3	11.6	10.9
Changes in assets and liabilities, net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(4.6)	29.7	(11.3)
Decrease (increase) in inventories	40.2	40.2	(10.6)
Increase (decrease) in accounts payable	78.4	(22.7)	7.9
Increase (decrease) in pension and other post-retirement benefits	30.7	(19.7)	4.8
Increase in post-acquisition earnout liabilities	1.0	36.4	0.7
(Decrease) increase in accrued expenses and other assets and liabilities - net	(2.0)	9.9	4.0
Taxes paid on gain on sale of business	(142.0)	—	—
Payment of post-acquisition date earnout liability	(38.1)	—	—
Net cash provided by operating activities	221.6	300.8	253.7

Investing activities
Capital expenditures	(63.7)	(81.7)	(76.0)
Business acquisitions, net of cash acquired	(1,380.2)	(119.6)	(98.6)
Net proceeds from divestiture	7.1	761.8	—
Net proceeds from other assets	5.2	51.4	4.3
Net cash (used) provided by investing activities	(1,431.6)	611.9	(170.3)

Financing activities
Debt offering proceeds	650.0	—	—
Borrowings under credit facilities	—	963.4	1,152.9
Repayments under credit facilities	—	(1,083.9)	(1,090.3)
Purchase of common shares for treasury	(22.4)	(26.9)	(123.0)
Cash dividends paid	(71.3)	(60.3)	(56.1)
Repayment of other debt	—	(1.8)	(16.4)
Repayment of long-term debt	(7.8)	(6.5)	(6.5)
Payments on withholding tax on share awards	(2.3)	(2.1)	(4.1)
Debt financing costs	(9.5)	(0.2)	(4.6)
Equity offering proceeds, net of underwriting discount and issuance costs	496.1	—	—
Payment of acquisition date earnout liability	(50.8)	—	—
Net cash provided (used) by financing activities	982.0	(218.3)	(148.1)
Effect of exchange rate changes on cash	12.8	(0.6)	(8.0)
Increase (decrease) in cash and cash equivalents	(215.2)	693.8	(72.7)
Cash and cash equivalents at beginning of year	864.7	170.9	243.6
Cash and cash equivalents at end of year	$649.5	$864.7	$170.9
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 AVIENT CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2018	122.2	(41.3)	$1.2	$1,161.5	$387.1	$(898.3)	$(53.0)	$598.5	$0.9	$599.4
Net income (loss)	—	—	—	—	159.8	—	—	159.8	(0.3)	159.5
Other comprehensive loss	—	—	—	—	—	—	(29.3)	(29.3)	—	(29.3)
Cash dividends declared (1)	—	—	—	—	(57.5)	—	—	(57.5)	—	(57.5)
Repurchase of common shares	—	(3.4)	—	—	—	(123.0)	—	(123.0)	—	(123.0)
Share-based compensation and exercise of awards	—	0.2	—	5.4	—	2.6	—	8.0	—	8.0
Other (2)	—	—	—	—	(16.5)	—	—	(16.5)	—	(16.5)
Balance at December 31, 2018	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income	—	—	—	—	588.6	—	—	588.6	0.2	588.8
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Cash dividends declared (1)	—	—	—	—	(60.3)	—	—	(60.3)	—	(60.3)
Repurchase of common shares	—	(1.0)	—	—	—	(26.9)	—	(26.9)	—	(26.9)
Share-based compensation and exercise of awards	—	0.2	—	8.3	—	2.5	—	10.8	—	10.8
Balance at December 31, 2019	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	131.6	—	—	131.6	1.8	133.4
Other comprehensive income	—	—	—	—	—	—	109.0	109.0	—	109.0
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Cash dividends declared (1)	—	—	—	—	(75.1)	—	—	(75.1)	—	(75.1)
Repurchase of common shares	—	(1.0)	—	—	—	(22.4)	—	(22.4)	—	(22.4)
Common shares equity offering	—	15.3	—	334.8	—	161.3	—	496.1	—	496.1
Share-based compensation and exercise of awards	—	0.1	—	3.3	—	3.0	—	6.3	—	6.3
Acquisitions/other	—	—	$—	$—	$(0.3)	$—	$—	$(0.3)	$12.8	$12.5
Balance at December 31, 2020	122.2	(30.9)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7

(1) Dividends declared per share were $0.820, $0.788, and $0.720 for the years ended December 31, 2020, 2019, and 2018, respectively.
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

40 AVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier provider of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities across North America, South America, Europe, the Middle East, Asia, and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Our operations are reported in three reportable segments: Color, Additives and Inks; Specialty Engineered Materials; and Distribution. See Note 15, Segment Information, for more information.
Accounting Standards Adopted
On January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) Account Standards Update (ASU) 2016-03, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss (CECL) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to beginning retained earnings that was not material.
On January 1, 2019, the Company adopted FASB Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements.
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
Accounting Standards Not Yet Adopted
ASU 2019-12, Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes, simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 is effective for fiscal years beginning after December 15, 2020. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
ASU 2020-04 “Reference Rate Reform" provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Avient and its subsidiaries. All majority-owned affiliates over which we have control are consolidated. Transactions with related parties, including joint ventures, are in the ordinary course of business.
Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
41 AVIENT CORPORATION

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
Allowance for Doubtful Accounts
We evaluate the collectability of receivables based on a combination of factors, each of which are adjusted if specific circumstances change. We reserve for amounts determined to be uncollectible based on a specific customer’s inability to meet its financial obligation to us. We also record a general reserve based on the age of receivables past due, current conditions and forecasted information, the credit risk of specific customers, economic conditions and historical experience. In estimating the allowance, we take into consideration the existence of credit insurance.
Inventories
Raw materials and finished goods are carried at lower of cost or market using either the weighted average cost or the the first-in, first-out (FIFO) method. The inventory reserve totaled $22.5 million and $18.2 million at December 31, 2020 and 2019, respectively.
Long-lived Assets
Property, plant and equipment is carried at cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from three to 15 years for machinery and equipment and up to 40 years for buildings. We depreciate certain assets associated with closing manufacturing locations over a shortened life (through the cease-use date). Software is amortized over periods not exceeding 10 years. Property, plant and equipment is generally depreciated on accelerated methods for income tax purposes. We expense repair and maintenance costs as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset.
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
We account for operating and finance leases under the provisions of ASC 842.
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The useful lives range up to 20 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2020, 2019 or 2018.

42 AVIENT CORPORATION

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
Our annual measurement date for testing impairment of goodwill and indefinite-lived intangibles is October 1. We completed our testing of impairment as of October 1, noting no impairment in 2020, 2019 or 2018. There are no reporting units identified as at-risk of impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2021.
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
Litigation Reserves
FASB ASC Topic 450, Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We recognize expense associated with professional fees related to litigation claims and assessments as incurred. Refer to Note 12, Commitments and Contingencies, for further information.
Derivative Financial Instruments
FASB ASC Topic 815, Derivative and Hedging, requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them.
We are exposed to foreign currency changes and to changes in cash flows due to changes in our contractually specified interest rates (e.g., LIBOR) in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, in accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted
43 AVIENT CORPORATION

Improvements to Accounting for Hedging Activities, we assess at inception whether the financial instruments used in the hedging transaction are highly effective at offsetting changes in either the fair values or cash flows of the underlying exposures. If highly effective, any subsequent test may be done qualitatively.
The net interest payments accrued each month for effective instruments designated as a hedge are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). Instruments not designated as hedges are adjusted to fair value at each period end, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income immediately.
Refer to Note 16, Derivatives and Hedging, for more information.
Pension and Other Post-retirement Plans
We account for our pensions and other post-retirement benefits in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. Refer to Note 11, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) in 2020, 2019 and 2018 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Cash Flow Hedges	Other	Total
Balance at January 1, 2018	$(58.6)	$5.2	$—	$0.4	$(53.0)
Translation Adjustments	(25.6)	—	—	—	(25.6)
Unrealized losses	(2.0)	—	(1.3)	—	(3.3)
Other	—	—	—	(0.4)	(0.4)
Balance at December 31, 2018	(86.2)	5.2	(1.3)	—	(82.3)
Translation Adjustments	(6.9)	—	—	—	(6.9)
Unrealized losses	9.1	—	(2.5)	—	6.6
Other	—	—	—	—	—
Balance at December 31, 2019	(84.0)	5.2	(3.8)	—	(82.6)
Translation Adjustments	110.6	—	—	—	110.6
Unrealized gains (losses)	—	—	(1.6)	—	(1.6)
Other	—	—	—	—	—
Balance at December 31, 2020	$26.6	$5.2	$(5.4)	$—	$26.4

Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments.
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered long-term investments, are included in Other income (expense), net.
Revenue Recognition
We recognize revenue once control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities.
Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.
44 AVIENT CORPORATION

Research and Development Expense
Research and development costs of $59.8 million in 2020, $50.6 million in 2019 and $49.6 million in 2018 are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2020, we had one active share-based employee compensation plan, which is described more fully in Note 14, Share-Based Compensation.
Income Taxes
Deferred income tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. In accordance with FASB ASC Topic 740, Income Taxes, we evaluate our deferred income taxes to determine whether a valuation allowance should be established against the deferred tax assets or whether the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. See Note 13, Income Taxes, for additional detail.
Note 2 — BUSINESS COMBINATIONS
On July 1, 2020, we completed our acquisition of the equity interests in the global masterbatch business of Clariant AG, a corporation organized and existing under the law of Switzerland (Clariant), and the masterbatch assets in India of Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority owned subsidiary of Clariant (Clariant India). The business and assets are collectively referred to as Clariant MB and the acquisitions are collectively referred to as the Clariant MB Acquisition. The Clariant MB Acquisition increased our scale, product depth and geographic reach in the Color, Additives and Inks segment. Clariant MB has leading portfolios of solid and liquid masterbatches that include sustainable solutions. In connection with the completion of the Clariant MB Acquisition and effective as of June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation. In conjunction with our rebranding and new name, we also changed our ticker symbol from “POL” to “AVNT”, effective at the start of trading on July 13, 2020.
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.4 billion, net of cash and debt. To finance the purchase of Clariant MB, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of our Performance Products and Solutions business segment (PP&S). For additional details related to the sale of PP&S and the senior unsecured notes offering, refer to Note 3, Discontinued Operations and Note 9, Financing Arrangements, respectively.
The Clariant MB Acquisition is being accounted for under the acquisition method of accounting. As of December 31, 2020, the purchase accounting for the Clariant MB Acquisition is preliminary and the amounts recognized in the financial statements for the Clariant MB Acquisition are provisional. The purchase price allocation adjustments will be made throughout the measurement period, which is not to exceed one year from the acquisition date. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from the preliminary estimates. We are in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including the personal and real property, lease obligations, pension and other post-retirement liabilities, deferred taxes, and intangible assets. The provisional measurements and preliminary allocation of consideration transferred and determination of fair values of assets acquired and liabilities assumed, reflect estimates, judgments and
45 AVIENT CORPORATION

assumptions made by management. These estimates, judgments and assumptions are subject to change upon final valuation.
The summarized preliminary purchase price allocation is as follows:

July 1, 2020
Cash and cash equivalents	$145.1
Accounts receivable	170.8
Inventories	99.0
Other current assets	56.9
Property	267.6
Goodwill	569.0
Intangible assets:
Customer relationships	221.9
Trade names and trademarks	32.0
Patents, technology and other	273.9
Operating lease assets	30.1
Other long-term assets	1.3
Short term debt	(0.4)
Accounts payable	(92.7)
Current operating lease obligations	(2.8)
Accrued expenses and other current liabilities	(81.2)
Long-term debt	(6.7)
Non-current operating lease obligations	(25.8)
Deferred tax liabilities	(60.7)
Pension and other post-retirement benefits	(53.8)
Other long-term liabilities	(5.4)
Non-controlling interests	(12.8)
Total purchase price consideration	$1,525.3
The intangible assets that have been acquired are being amortized over a period of 18 to 20 years.
Goodwill of $569.0 million was recorded and allocated to the Color, Additives and Inks segment. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination. We expect a portion of goodwill to be deductible for tax purposes.
The amounts of revenue and income from continuing operations before income taxes of Clariant MB since the acquisition date included in the consolidated income statement for 2020 are $544.2 million and $32.7 million, respectively. Had the Clariant MB Acquisition occurred as of the beginning of fiscal 2019, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	(Unaudited)
	Year Ended December 31,
	2020	2019
Sales	$3,782.5	$3,981.3
Income from continuing operations before income taxes	204.2	98.9

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2019. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. In preparation of the pro forma financial information, we eliminated certain historical allocations made by Clariant as they do not represent the stand alone operations of Clariant MB and replaced them
46 AVIENT CORPORATION

with costs more likely to occur as a part of Avient. This elimination removed expense of $6.6 million and $12.7 million during 2020 and 2019, respectively. The amortization of inventory step-up from the preliminary purchase price allocation was $9.7 million, and is reflected in Cost of sales. Additionally, we incurred $10.1 million of costs related to committed financing which are reflected in Interest expense, net. The amounts associated with the amortization of inventory step-up and costs related to committed financing were removed from 2020, and presented in the pro forma financial information.

Costs incurred in connection with the Clariant MB Acquisition were $19.2 million in 2020. These fees were charged to Selling and Administrative expense.

Other Acquisitions
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line, LLC (Fiber-Line) on January 2, 2019 involved contingent earnout consideration. The PlastiComp earnout had a ceiling of $35.0 million that was reached during the first quarter of 2020 and paid in the third quarter of 2020. The Fiber-Line earnout was based on two annual earnout periods, with the second earnout period target based on year-one results. The second earnout period ended on December 31, 2020. A payment of $53.9 million associated with the first Fiber-Line earnout period was made in the first quarter of 2020 and no additional payments are expected to be made. During the twelve months ended December 31, 2020 and 2019, the Company recorded charges of $1.0 million and $36.4 million, respectively, associated with the earnouts within Selling and administrative expense that were primarily attributable to improved earnings from the acquisitions.
Note 3 — DISCONTINUED OPERATIONS
On October 25, 2019, we divested the Performance Products and Solutions segment (PP&S) for $782.1 million cash. The sale resulted in the recognition of an after-tax gain of $457.7 million, which is reflected within Income (loss) from discontinued operations, net of income taxes.
The Company has continuing involvement with the former PP&S business following the close of the transaction. The Company entered into a four-year distribution agreement with the former PP&S business to be the exclusive distributor for certain products, under terms that were similar prior to the disposal transaction. The Company and the former PP&S business have also entered into contract manufacturing and supply agreements for certain products for a two-year period. For the twelve months ended December 31, 2020, our net cash outflow related to the agreements was approximately $65.0 million.
The following table summarizes the discontinued operations primarily associated with PP&S for the years ended December 31, 2020, 2019 and 2018.

(In millions)	2020	2019	2018
Sales	$—	$488.9	$652.4
Cost of sales	—	(390.1)	(532.3)
Selling and administrative expense	(0.9)	(28.0)	(24.7)
Gain on sale	—	591.2	(1.8)
Pretax (loss) income of discontinued operations	(0.9)	662.0	93.6
Income tax expense	0.5	(148.9)	(21.5)
Income from discontinued operations, net of taxes	$(0.4)	$513.1	$72.1

The following table presents the depreciation, amortization, and capital expenditures of our discontinued operations for the twelve months ended December 31, 2020, 2019 and 2018. There were no other significant operating or investing non-cash items for the twelve months ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(In millions)	2020	2019	2018
Depreciation and amortization	$—	$9.4	$15.9
Capital Expenditures	—	14.1	19.5

47 AVIENT CORPORATION

Note 4 — GOODWILL AND INTANGIBLE ASSETS
The total purchase price associated with acquisitions is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with excess amounts recorded as goodwill.
Goodwill as of December 31, 2020 and 2019 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at January 1, 2019	$188.9	$448.6	$1.6	$639.1
Acquisition of businesses	47.9	—	—	47.9
Currency translation	(0.5)	(0.8)	—	(1.3)
Balance at December 31, 2019	236.3	447.8	1.6	685.7
Acquisition of businesses	—	569.0	—	569.0
Currency translation	1.5	51.9	—	53.4
Balance at December 31, 2020	$237.8	$1,068.7	$1.6	$1,308.1

Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$508.7	$(109.8)	$23.8	$422.7
Patents, technology and other	549.9	(102.4)	28.8	476.3
Indefinite-lived trade names	109.5	—	—	109.5
Total	$1,168.1	$(212.2)	$52.6	$1,008.5

	As of December 31, 2019
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$286.8	$(89.1)	$(1.0)	$196.7
Patents, technology and other	244.0	(79.6)	(1.3)	163.1
Indefinite-lived trade names	109.5	—	—	109.5
Total	$640.3	$(168.7)	$(2.3)	$469.3

Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2020, 2019 and 2018 was $43.5 million, $29.5 million and $25.5 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

(In millions)	2021	2022	2023	2024	2025
Expected Amortization Expense	$56.4	$54.3	$52.0	$51.9	$51.6

48 AVIENT CORPORATION

Note 5 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS

As part of our integration efforts associated with the Clariant MB Acquisition, we are engaged in a restructuring plan. The restructuring plan is expected to enable us to better serve customers, improve efficiency and deliver anticipated synergy-related cost savings. We expect to incur costs for exit and disposal activities under generally accepted accounting principles when actions associated with the restructuring plan are approved and announced. The costs recorded in Cost of sales during 2020 included $0.4 million related to fixed asset disposals and $0.2 million related to severance. The costs recorded in Selling and administrative expense include $6.4 million of severance and $0.2 million of other costs. We expect that the full restructuring plan will be implemented through 2023 and anticipate that we will incur approximately $75 million of charges in connection with the restructuring plan.
We also initiated other restructuring activities in 2020 primarily associated with streamlining operations of our Specialty Inks business. The expense recognized in Cost of sales associated with these other activities in 2020 consisted of $3.2 million of accelerated depreciation and lease amortization, and $0.4 million of expense related to severance. The total costs recorded in Selling and administrative expense include $7.6 million of severance and $1.2 million of other costs. Future costs associated with these other restructuring activities are not expected to be material.
Line item in the Consolidated Statement of Income in which the costs above are included:

(in millions)	Year ended December 31, 2020
Cost of goods sold	$4.2
Selling and administrative expenses	15.4
Total employee separation and restructuring charges	$19.6

Note 6 — FINANCING ARRANGEMENTS
For each of the periods presented, total debt consisted of the following:

As of December 31, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
5.25% senior notes due 2023	600.0	2.5	597.5	5.25%
5.75% senior notes due 2025	650.0	8.8	641.2	5.75%
Senior secured term loan due 2026	618.0	8.0	610.0	2.36%
Other Debt	23.9	—	23.9
Total Debt	$1,891.9	$19.3	$1,872.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,873.3	$19.3	$1,854.0

As of December 31, 2019 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	3.90%
5.25%senior notes due 2023	600.0	3.7	596.3	5.25%
Senior secured term loan due 2026	624.5	9.8	614.7	4.01%
Other Debt	18.3	—	18.3
Total Debt	$1,242.8	$13.5	$1,229.3
Less short-term and current portion of long-term debt	18.4	—	18.4
Total long-term debt, net of current portion	$1,224.4	$13.5	$1,210.9

The Company maintains a senior secured revolving credit facility, which matures on February 24, 2022 and provides a maximum borrowing facility size of $450.0 million, subject to a borrowing base with advances against
49 AVIENT CORPORATION

certain U.S. and Canadian accounts receivable, inventory and other assets as specified in the agreement. On June 28, 2019, the Company amended and restated its senior secured revolving credit facility to, among other things, add a European line of credit, up to the euro equivalent of $50.0 million, subject to a borrowing base with advances against certain European accounts receivable. Advances under the U.S. portion of our revolving credit facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. As of December 31, 2020, we had no borrowings outstanding under our revolving credit facility, which had remaining availability of $278.2 million. As of December 31, 2019, we had no borrowings under our revolving credit facility, which had remaining availability of $279.4 million.
On May 13, 2020, the Company entered into an indenture (the Indenture) with U.S. Bank National Association, as trustee (the Trustee), relating to the issuance by the Company of $650 million aggregate principal amount of 5.75% Senior Notes due 2025 (the Notes). The Notes were sold on May 13, 2020 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the Securities Act), have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Company received net proceeds of $640.5 million from the Notes offering, net of debt issuance costs, which were recorded on the balance sheet and are being amortized into Interest expense, net over the term of the debt. Also included in Interest expense, net for the year ended December 31, 2020, are costs associated with committed financing of $10.1 million related to the Clariant MB acquisition.
On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The total principal repayments for the year ended December 31, 2020 were $6.5 million.
The agreements governing our revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2020, we were in compliance with all covenants.
As of both December 31, 2020 and 2019, the Company maintained a credit line of $12.0 million with Saudi Hollandi Bank. The credit line has an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2020, letters of credit under the credit line were immaterial and borrowings were $10.3 million with a weighted average annual interest rate of 1.85%. As of December 31, 2019, letters of credit under the credit line were immaterial and borrowings were $10.3 million with a weighted average annual interest rate of 3.14%. As of December 31, 2020 and 2019, there was remaining availability on the credit line of $1.7 million and $1.7 million, respectively.
The estimated fair value of Avient’s debt instruments at December 31, 2020 and 2019 was $1,955.9 million and $1,271.8 million, respectively, compared to carrying values of $1,872.6 million and $1,229.3 million as of December 31, 2020 and 2019, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
50 AVIENT CORPORATION

Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2021	$18.6
2022	8.5
2023	608.7
2024	8.6
2025	658.7
Thereafter	588.8
Aggregate maturities	$1,891.9

Included in Interest expense, net for the years ended December 31, 2020, 2019 and 2018 was interest income of $19.9 million, $11.0 million, and $3.1 million, respectively. Total interest paid on debt was $70.8 million in 2020, $67.0 million in 2019 and $61.0 million in 2018.
Note 7 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment under operating leases. The majority of our leases are operating leases. Finance leases are immaterial to our condensed consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease assets, net, Current operating lease obligations, and Non-current operating lease obligations, respectively.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

	Year Ended December 31,
(In millions)	2020	2019
Cost of sales	$11.9	$10.9
Selling and administrative expense	19.1	13.1
Total Operating lease cost	$31.0	$24.0
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2020 and 2019 was 5.4 years and 4.0 years, respectively. The non-cash net increase in operating lease liabilities was $10.5 million and $11.3 million for the years ended December 31, 2020 and 2019, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2020 and 2019 were 3.9% and 7.9%, respectively.
51 AVIENT CORPORATION

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2020 are as follows:
Maturity Analysis of Lease Liabilities:

Operating leases
(in millions)	As of December 31, 2020
2021	$28.0
2022	21.4
2023	15.0
2024	8.7
2025	4.7
Thereafter	13.3
Total	$91.1
Less amount of lease payment representing interest	(10.0)
Total present value of lease payments	$81.1

Operating leases
(in millions)	As of December 31, 2019
2020	$24.0
2021	16.0
2022	11.3
2023	8.1
2024	4.5
Thereafter	7.8
Total	$71.7
Less amount of lease payment representing interest	(7.9)
Total present value of lease payments	$63.8

Note 8 — INVENTORIES, NET
Components of Inventories, net are as follows:

	December 31,
(In millions)	2020	2019
Finished products	$171.7	$157.6
Work in process	16.6	8.0
Raw materials and supplies	139.2	95.3
Inventories, net	$327.5	$260.9

Note 9 — PROPERTY, NET
Components of Property, net are as follows:

	December 31,
(In millions)	2020	2019
Land and land improvements	$95.7	$32.8
Buildings	333.5	231.8
Machinery and equipment	948.2	748.9
Property, gross	1,377.4	1,013.5
Less accumulated depreciation	(682.5)	(606.1)
Property, net	$694.9	$407.4

52 AVIENT CORPORATION

Depreciation expense from continuing operations was $68.2 million in 2020, $48.6 million in 2019 and $47.1 million in 2018.
Note 10 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2020 and 2019 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
	December 31,		December 31,
(in millions)	2020	2019	2020	2019
Employment costs	$142.7	$68.6	$6.1	$20.5
Earnouts payable	—	87.9	—	—
Environmental liabilities	20.3	11.2	99.4	100.8
Accrued taxes	49.0	165.4	—	—
Pension and other post-employment benefits	6.7	4.8	—	—
Accrued interest	14.1	10.0	—	—
Dividends payable	19.4	15.6	—	—
Unrecognized tax benefits	3.2	0.7	7.3	11.9
Net investment hedge	—	—	48.4	5.1
Other	30.2	11.2	31.6	6.0
Total	$285.6	$375.4	$192.8	$144.3

Note 11 — EMPLOYEE BENEFIT PLANS
We recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. These gains and losses are generally only measured annually as of December 31 and, accordingly, are recorded during the fourth quarter of each year. We recognized benefits of $17.2 million and $9.6 million in the fourth quarter of 2020 and 2019, respectively and a charge of $15.6 million in the fourth quarter of 2018, related to the actuarial losses during the year.
All U.S. qualified defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.
53 AVIENT CORPORATION

The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension and post-retirement health care benefit plans.

	Pension Benefits		Health Care Benefits
(in millions)	2020	2019	2020	2019
Change in benefit obligation:
Projected benefit obligation - beginning of year	$478.0	$462.7	$7.1	$7.4
Service cost	3.0	0.5	0.1	—
Interest cost	15.3	18.2	0.4	0.2
Actuarial loss	24.5	34.0	—	0.1
Benefits paid	(40.9)	(36.9)	(0.7)	(0.8)
Effect of settlement and/or curtailment	(23.0)	—	—	—
Acquired benefit obligation	137.3	—	11.3	$—
Other	7.8	(0.5)	0.1	$0.2
Projected benefit obligation - end of year	602.0	478.0	18.3	7.1
Projected salary increases	(8.8)	(1.9)	$—	$—
Accumulated benefit obligation	$593.2	$476.1	$18.3	$7.1
Change in plan assets:
Plan assets - beginning of year	$469.1	$434.4	$—	$—
Actual return on plan assets	60.5	67.4	—	—
Company contributions	5.4	4.4	0.7	0.8
Benefits paid	(40.9)	(36.9)	(0.7)	(0.8)
Effect of settlement and curtailment	(16.5)	—	—	—
Acquired plan assets	92.4	—	$—	$—
Other	3.6	(0.2)	$—	$—
Plan assets - end of year	$573.6	$469.1	$—	$—
Unfunded status at end of year	$(28.4)	$(8.9)	$(18.3)	$(7.1)

Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2020	2019	2020	2019
Non-current assets	$75.0	$45.4	$—	$—
Accrued expenses and other liabilities	5.4	4.0	1.3	0.8
Pension and other post-retirement benefits	98.0	50.3	17.0	6.3

As of December 31, 2020 and 2019, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2020	2019	2020	2019
Projected benefit obligation	$149.5	$58.9	$18.3	$7.1
Accumulated benefit obligation	122.8	57.0	18.3	7.1
Fair value of plan assets	74.9	4.6	—	—

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2020	2019	2020	2019
Discount rate	2.95%	3.19%	2.66%	3.18%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	5.99%	5.88%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.04%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2065	2027
54 AVIENT CORPORATION

The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2020.

	Pension Benefits			Health Care Benefits
(in millions)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit costs (gains):
Service Cost	$3.0	$0.5	$0.6	$0.1	$—	$—
Interest Cost	15.3	18.2	17.6	0.4	0.2	0.3
Expected return on plan assets	(25.3)	(23.7)	(23.8)	—	—	—
Mark-to-market actuarial net losses (gains)	(10.8)	(9.7)	16.2	—	0.1	(0.6)
Curtailment	(6.4)	—	(0.1)	—	—	—
Net periodic cost (benefit)	$(24.2)	$(14.7)	$10.5	$0.5	$0.3	$(0.3)

In 2020, we recognized a $17.2 million mark-to-market gain that was primarily the result of actual asset returns that were higher than our assumed returns and mortality assumptions. Partially offsetting the higher asset returns was the decrease in our year end discount rate from 3.19% to 2.95%. A component of the $17.2 million mark-to-market gain was a $6.4 million gain related to lump sum payments that were offered to certain eligible participants of our US Qualified Pension Plan in the second quarter of 2020 which resulted in a settlement of $1.1 million, and a curtailment gain of $5.3 million related to certain acquired pension plans during the fourth quarter of 2020.
In 2019, we recognized a $9.6 million mark-to-market gain that was primarily a result of actual asset returns that were higher than our assumed returns and mortality assumptions. Partially offsetting the higher asset returns was the decrease in our year end discount rates from 4.11% to 3.19%.
In 2018, we recognized a $15.6 million mark-to-market charge that was primarily a result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was the increase in our year end discount rates from 3.62% to 4.11%.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2020	2019	2018	2020	2019	2018
Discount rate*	3.19%	4.11%	3.62%	3.06%	3.98%	3.60%
Expected long-term return on plan assets*	5.05%	5.68%	5.09%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A	6.16%	6.09%	6.29%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.14%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2054	2027	2027
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
55 AVIENT CORPORATION

The fair values of pension plan assets at December 31, 2020 and 2019, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2020
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$8.2	$—	$—	$8.2
Bonds and Notes	53.4	—	—	53.4
Global Equity	4.5	—	—	4.5
Other	—	3.1	17.4	20.5
Total	$66.1	$3.1	$17.4	86.6

Investments measured at NAV:
Common collective funds:
United States equity				35.2
International equity				34.0
Global equity				383.8
Fixed income				16.3
Balanced				17.7
Total common collective funds				$487.0

Total investments at fair value				$573.6

	Fair Value of Plan Assets at December 31, 2019
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.7	$—	$—	$3.7
Other	—	—	4.6	4.6
Total	$3.7	$—	$4.6	8.3

Investments at NAV
Common collective funds
United States equity				31.7
International equity				31.9
Global equity				15.7
Fixed income				381.5
Total common collective funds				$460.8

Total investments at fair value				$469.1

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
56 AVIENT CORPORATION

income investments. The insurance contracts included in the other asset category are valued at the transacted price. Common collective funds are valued at the net asset value of units held by the fund at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned.
One of the foreign plans that was acquired with the Masterbatch transaction was in-process to receive statutory approval to transfer the assets that funded the plan to an Avient trust. As we had legal right to the assets but did not receive regulatory approval for the asset transfer until January 7, 2021, we have recognized the related $16.8 million as a receivable, noting that the underlying assets are mutual funds that would otherwise qualify for the NAV disclosure practical expedient.
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care benefits
2021	$47.5	$1.3
2022	42.5	1.3
2023	42.5	1.3
2024	40.9	1.3
2025	39.8	1.3
2026 through 2030	184.0	5.7
We currently estimate that 2021 employer contributions will be $8.2 million to all qualified and non-qualified pension plans and $1.3 million to all healthcare benefit plans.
The Company sponsors various voluntary retirement savings plans (RSP). Under the provisions of the plans, eligible employees receive defined Company contributions and are eligible for Company matching contributions based on their eligible earnings contributed to the plan. In addition, we may make discretionary contributions to the plans for eligible employees based on a specific percentage of each employee’s compensation.
Following are our contributions to the RSP:

(In millions)	2020	2019	2018
Retirement savings match	$9.9	$10.4	$10.1
Retirement savings contribution	0.6	—	—
Total contribution	$10.5	$10.4	$10.1

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
In September 2007, the United States District Court for the Western District of Kentucky (Court) in the case of Westlake Vinyls, Inc. v. Goodrich Corporation, et al., held that we must pay the remediation costs at the former Goodrich Corporation Calvert City facility (now largely owned and operated by Westlake Vinyls, Inc. (Westlake Vinyls)), together with certain defense costs of Goodrich Corporation. The rulings also provided that we can seek indemnification for contamination attributable to Westlake Vinyls.
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
The environmental obligation at the site arose as a result of an agreement between The B.F. Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company, at the time of the initial public offering in 1993. Under the agreement, The Geon Company agreed to indemnify Goodrich Corporation for certain environmental costs at the site. Neither the Company nor The Geon Company ever operated the facility.
57 AVIENT CORPORATION

Since 2009, the Company, along with respondents Westlake Vinyls, and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as the evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve of $106.4 million is consistent with the USEPA's estimates contained in the ROD.
On March 13, 2013, the Company acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located adjacent to the Passaic River. The USEPA requested that companies located in the area of the lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of approximately 17 miles of the lower Passaic River Study Area (LPRSA). In response, Franklin-Burlington and approximately 70 other companies (collectively, the Cooperating Parties) agreed, pursuant to an Administrative Order on Consent with the USEPA, to assume responsibility for development of a Remedial Investigation and Feasibility Study of the LPRSA. Franklin-Burlington has not admitted to any liability or agreed to bear any other costs for remediation or natural resource damage.
In 2015, the Cooperating Parties submitted to the USEPA a remedial investigation report and feasibility study for the LPRSA, and are currently engaged in technical discussions with the USEPA regarding those documents. Neither of those documents contemplates who is responsible for remediation or how such costs might be allocated to PRPs. In March 2016, the USEPA issued a ROD selecting a remedy for an eight-mile portion of the LPRSA at an estimated and discounted cost of $1.4 billion. On March 31, 2016, the USEPA sent a Notice of Potential Liability to over 100 companies, including Franklin-Burlington, and several municipalities for this eight-mile portion. In September 2016, the USEPA reached an agreement with Occidental Chemical Corporation (OCC), which orders OCC to conduct the remedial design for the lower eight mile portion of the Passaic River. In September 2017, the USEPA sent a letter to over 80 companies, including Franklin-Burlington, indicating that the USEPA would engage the recipients in an allocation process for the lower eight miles of the LPRSA, and has engaged a third-party allocator as part of that process. Along with other parties, Franklin-Burlington is participating in the development of this allocation process with the allocator retained by the USEPA, and this process is expected to continue into 2021. On June 30, 2018, OCC, independent of the USEPA, filed suit against 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
Based on the currently available information, we have not identified evidence that Franklin-Burlington contributed materially to the contamination into to the lower Passaic River. A timeline as to when an allocation of the remedial costs may be determined is not yet known and any final allocation to Franklin-Burlington has not been determined. Based upon the information provided to it as part of the allocation process for the lower eight miles of the LPRSA, Franklin-Burlington has determined that the current best estimate of any allocation of the liability that may be assigned to Franklin-Burlington will not be material to the consolidated financial statements.
Our Consolidated Balance Sheets include accruals totaling $119.7 million and $112.0 million as of December 31, 2020 and 2019, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2020. However, such additional costs, if any, cannot be currently estimated.
The following table details the changes in the environmental accrued liabilities:

(in millions)	2020	2019	2018
Balance at beginning of the year	$112.0	$111.9	$114.8
Environmental expenses	20.4	10.2	23.1
Net cash payments	(12.7)	(10.3)	(26.0)
Currency translation and other	—	0.2	—
Balance at the end of year	$119.7	$112.0	$111.9
58 AVIENT CORPORATION

The environmental expenses noted in the table above are included in Cost of sales as are insurance recoveries received for previously incurred environmental costs. We received insurance recoveries of $8.7 million, $4.5 million, and $4.3 million in 2020, 2019 and 2018, respectively. Such insurance recoveries are recognized as a gain when received.

Other Litigation — Avient is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, product claims, personal injuries, and employment related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes our current reserves are appropriate and these matters will not have a material adverse effect on the condensed consolidated financial statements.
Note 13 — INCOME TAXES
Income from continuing operations, before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable.

Income from continuing operations, before income taxes consists of the following:

(In millions)	2020	2019	2018
Domestic	$19.6	$41.2	$4.1
International	119.4	68.2	97.7
Income from continuing operations, before income taxes	$139.0	$109.4	$101.8
A summary of income tax expense from continuing operations is as follows:

(In millions)	2020	2019	2018
Current income tax expense (benefit):
Domestic	$(25.8)	$24.8	$(0.4)
International	32.7	21.9	22.0
Total current income tax expense	$6.9	$46.7	$21.6
Deferred income tax (benefit) expense:
Domestic	$17.2	$(12.5)	$11.1
International	(18.9)	(0.5)	(18.3)
Total deferred income tax benefit	$(1.7)	$(13.0)	$(7.2)
Total income tax expense	$5.2	$33.7	$14.4

As of December 31, 2018, we completed our accounting for the tax effects of the enactment of the 2017 Tax Cuts and Jobs Act (TCJA). In compliance with the one-year measurement period of the SEC's Staff Accounting Bulletin 118 (SAB 118) (issued December 22, 2017), we finalized in 2018 the effects of the TCJA on our existing deferred income tax balances, the one-time transition tax assessed for 2017 or 2018 based on the year end of international corporate subsidiaries for US tax purposes, and, as discussed below, the impact the TCJA had on our indefinite reinvestment assertion pursuant to Accounting Principles Board 23 (APB 23). These finalized effects are included as components of income tax expense from continuing operations and are noted in the following tabular reconciliation. We also elected to recognize the resulting tax on global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) as a period expense in the period in which the tax is incurred.
As of December 31, 2018, we completed our analysis with respect to the impact of the TCJA on our continuing assertion that our international earnings are indefinitely reinvested pursuant to APB 23. APB 23 provides guidance that US companies do not need to recognize tax effects on international earnings that are indefinitely reinvested. Our assertion changed with respect to prior year earnings of certain international affiliates, which resulted in a recognition of tax liabilities. For all other international affiliates, we did not change our assertion and no tax provision was made on these investments. For the years ended December 31, 2020, 2019, and 2018, see the following tabular reconciliation for the impact of International tax on certain current and prior year earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The CARES Act includes certain provisions for the amount of interest expense that can be deducted. The Company expects to be able to deduct all U.S. interest expense incurred in 2020 pursuant to the CARES Act.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below.
59 AVIENT CORPORATION

	Twelve Months Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%

International tax rate differential:
Asia	0.5	0.7	0.4
Europe	(4.4)	(10.3)	(11.6)
North and South America	1.2	0.7	(0.9)
Total international tax rate differential	(2.7)	(8.9)	(12.1)

Tax on GILTI and FDII	3.1	(0.1)	2.9
International tax on certain current and prior year earnings	2.0	1.6	9.4
Net impact of non-deductible acquisition earnouts and transaction cost	1.8	2.8	0.2
Tax on one-time gain from sale of other assets	—	6.0	—
U.S. tax reform	—	0.2	(3.3)
Research and development credit	(2.1)	(2.8)	(0.8)
Domestic production activities deduction	—	—	(1.1)
One-time U.S. tax benefit from internal reorganization of international subsidiaries	(13.1)	—	—
State and local tax, net	(3.4)	4.2	2.3
International permanent items	(5.2)	7.5	(1.6)
Net impact of uncertain tax positions	1.0	(2.4)	(0.6)
Changes in valuation allowances	0.5	1.7	(3.4)
Other	0.8	—	1.2
Effective income tax rate	3.7%	30.8%	14.1%
The effective tax rates for all periods differed from the applicable U.S. federal statutory tax rate as a result of permanent items, state and local income taxes, differences in international tax rates and certain other items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or other items impacting the effective income tax rate are described below.
2020 Significant items
For 2020, we recognized a one-time U.S. tax benefit of $18.2 million (13.1%) from an internal reorganization of international subsidiaries.
For 2020, the State and local tax, net line totaled a benefit of $4.7 million (3.4%) which included favorable tax return to prior year tax provision adjustments and a one-time state tax benefit from an internal reorganization of international subsidiaries.
International permanent items line included the favorable tax effect of notional interest deductions, favorable tax treatment of foreign exchanges losses, offset by non-deductibility of interest expense related to the receipt of tax-exempt dividends, which caused a net favorable tax impact of $7.2 million (5.2%).
2019 Significant items
The State and local tax, net line included the result from an unfavorable state tax audit decision combined with higher domestic earnings in 2019.
International permanent items line included the tax effect of non-deductibility of interest expense related to the receipt of tax-exempt dividends, which caused an unfavorable tax effect of $10.3 million (9.4%) partially offset by the tax impact of other net favorable permanent items of $2.0 million (1.9%).
Net impact of uncertain tax positions line resulted from the expiration of statute of limitations and favorable tax settlements.
Changes in valuation allowances line in 2019 resulted from international operational losses.
60 AVIENT CORPORATION

2018 Significant items
State and local tax, net line was unfavorably impacted by a state tax audit decision.
International permanent items line included a favorable tax treatment of an international intellectual property transaction.
The benefit reflected in the Changes in valuation allowances line resulted primarily from the realizability of a deferred tax asset of one international entity.
Components of our deferred tax assets (liabilities) as of December 31, 2020 and 2019 were as follows:

(In millions)	2020	2019
Deferred tax assets:
Employment costs	24.9	20.5
Environmental reserves	29.7	27.9
Net operating loss carryforwards	55.6	45.3
Operating leases	16.6	18.0
Other, net	43.9	40.1
Gross deferred tax assets	$170.7	$151.8
Valuation allowances	(20.7)	(16.2)
Total deferred tax assets, net of valuation allowances	$150.0	$135.6

Deferred tax liabilities:
Property, plant and equipment	$(47.6)	$(25.9)
Goodwill and intangibles	(144.9)	(95.1)
Operating leases	(17.0)	(18.0)
Other, net	(2.4)	(9.2)
Total deferred tax liabilities	$(211.9)	$(148.2)

Net deferred tax (liabilities) assets	$(61.9)	$(12.6)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$78.1	$50.9
Non-current deferred income tax liabilities	$(140.0)	$(63.5)

As of December 31, 2020, we had gross state net operating loss carryforwards of $38.6 million that expire between 2021 and 2040 or that have indefinite carryforward periods. Various international subsidiaries have gross net operating loss carryforwards totaling $208.3 million that expire between 2021 and 2038 or that have indefinite carryforward periods. Total tax valuation allowances increased $4.5 million from the prior year primarily due to a valuation allowance associated with certain assets acquired in the acquisition of Clariant Masterbatch. We have provided valuation allowances of $11.0 million against certain international and state net operating loss carryforwards that are expected to expire prior to utilization.
As of December 31, 2020, no tax provision has been made on approximately $456 million of undistributed earnings of certain non-U.S. subsidiaries as these amounts continue to be indefinitely reinvested consistent with our policy. The ending balance of our international tax on certain current and prior year earnings accrual as of December 31, 2020 and 2019 is included in the above Other, net deferred tax liabilities line ($9.2 million and $6.7 million respectively) above.
We made worldwide income tax payments of $188.8 million and received refunds of $9.9 million in 2020. We made worldwide income tax payments of $45.7 million and $40.5 million in 2019 and 2018, respectively, and received refunds of $20.0 million and $29.9 million in 2019 and 2018, respectively.

61 AVIENT CORPORATION

The Company records tax provisions for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2020	2019	2018
Balance as of January 1,	$11.2	$16.4	$17.8
Increases as a result of positions taken during current year	0.6	1.1	1.3
Increases as a result of positions taken for prior years	0.6	0.4	1.1
Reductions for tax positions of prior years	—	(0.7)	(2.6)
Decreases as a result of lapse of statute of limitations	(0.5)	(5.0)	(0.2)
Decreases relating to settlements with taxing authorities	(2.8)	—	(0.5)
Other, net	0.4	(1.0)	(0.5)
Balance as of December 31,	$9.5	$11.2	$16.4

We recognize interest and penalties related to uncertain tax positions in the tax provision. As of December 31, 2020 and 2019, we had $1.1 million and $1.4 million accrued for interest and penalties, respectively.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur up to $1.7 million based on the outcome of tax examinations and the expiration of statutes of limitations.
If all unrecognized tax benefits were recognized, the net impact on the tax provision would be a benefit of $8.7 million.
The Company is currently being audited by state and international taxing jurisdictions. With limited exceptions, we are no longer subject to U.S. federal, state and international tax examinations for periods preceding 2017.
For the income tax impact associated with PP&S, refer to Note 3, Discontinued Operations.
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
Equity and Performance Incentive Plans
In May 2020, our shareholders approved the Avient Corporation 2020 Equity and Incentive Compensation Plan (2020 EICP). This plan replaced the PolyOne Corporation 2017 Equity and Incentive Compensation Plan (2017 EICP). The 2017 EICP was frozen upon the approval of the 2020 EICP. The 2020 EICP reserved 2.5 million common shares for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). It is anticipated that all share-based grants and awards that are earned and exercised will be issued from Avient common shares that are held in treasury.
Share-based compensation is included in Selling and administrative expense. A summary of compensation expense by type of award follows:

(In millions)	2020	2019	2018
Stock appreciation rights	$4.4	$4.8	$4.2
Performance shares	0.2	0.3	0.4
Restricted stock units	6.7	6.5	5.6
Total share-based compensation	$11.3	$11.6	$10.2
62 AVIENT CORPORATION

Stock Appreciation Rights
During the years ended December 31, 2020, 2019 and 2018, the total number of SARs granted was 0.5 million, 0.6 million and 0.3 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2020, 2019 and 2018 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
The SARs were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The SARs have time and market-based vesting conditions but vest no earlier than their three year graded vesting schedule. The expected term is an output from the Monte Carlo model and is derived from employee exercise assumptions that are based on Avient historical exercise experience. The expected volatility was determined based on the average weekly volatility for our common shares for the contractual life of the awards. The expected dividend assumption was determined based upon Avient's dividend yield at the time of grant. The risk-free rate of return was based on available yields on U.S. Treasury bills of the same duration as the contractual life of the awards. Forfeitures were estimated at 3% per year based on our historical experience.
The following is a summary of the weighted average assumptions related to the grants issued during 2020, 2019 and 2018:

	2020	2019	2018
Expected volatility	33.0%	40.0%	41.0%
Expected dividends	2.57%	2.47%	1.67%
Expected term (in years)	6.9	6.6	6.5
Risk-free rate	1.56%	2.78%	3.06%
Value of SARs granted	$8.11	$10.13	$14.82

A summary of SAR activity for 2020 is presented below:

(In millions, except per share data)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of January 1, 2020	2.2	$32.04	6.6	$12.3
Granted	0.5	31.48
Exercised	(0.1)	17.95
Forfeited or expired	—	33.40
Outstanding as of December 31, 2020	2.6	$32.43	6.4	$20.7
Vested and exercisable as of December 31, 2020	1.3	$30.60	4.9	$13.0

The total intrinsic value of SARs exercised during 2020, 2019 and 2018 was $1.8 million, $0.4 million and $6.5 million, respectively. As of December 31, 2020, there was $2.6 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 22 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2020, 2019 and 2018, the total number of RSUs granted was 0.3 million, 0.2 million and 0.2 million, respectively. In 2020, there were 0.2 million RSUs exercised. These RSUs, which generally vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2020, 0.6 million RSUs remain unvested with a weighted-average grant date fair value of $32.86. Unrecognized compensation cost for RSUs at December 31, 2020 was $7.2 million, which is expected to be recognized over the weighted average remaining vesting period of 23 months.
63 AVIENT CORPORATION

Note 15 — SEGMENT INFORMATION
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
Avient has three reportable segments. The following is a description of each reportable segment.
Color, Additives and Inks
Color, Additives and Inks, which is an aggregation of the legacy PolyOne and Clariant MB operating segments, is a leading provider of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and sustainable solutions. When combined with polymer resins, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Of growing importance is our portfolio of additives that enable our customers to achieve their sustainability goals, including improved recyclability, reduced energy use, light weighting, and renewable energy applications. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including building and construction, consumer, healthcare, industrial, packaging, textiles, appliances, transportation, and wire and cable. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Europe, Middle East, Asia, and Africa.
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
64 AVIENT CORPORATION

assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
Distribution
The Distribution business distributes more than 4,000 grades of engineering and commodity grade resins, including Avient-produced solutions, principally to the North American, Central American and Asian markets. These products are sold to over 6,500 custom injection molders and extruders who, in turn, convert them into plastic parts that are sold to end-users in a wide range of industries. Representing over 25 major suppliers, we offer our customers a broad product portfolio, just-in-time delivery from multiple stocking locations and local technical support. Expansion in Central America and Asia have bolstered Distribution's ability to serve the specialized needs of customers globally.
Financial information by reportable segment is as follows:

Year Ended December 31, 2020 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$1,497.0	$5.9	$1,502.9	$180.8	$75.1	$30.5
Specialty Engineered Materials	644.1	64.7	708.8	94.4	30.0	14.2
Distribution	1,087.4	22.9	1,110.3	69.5	0.7	1.4
Corporate and eliminations	13.6	(93.5)	(79.9)	(155.4)	9.2	17.6
Total	$3,242.1	$—	$3,242.1	$189.3	$115.0	$63.7

Year Ended December 31, 2019 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$998.2	$5.6	$1,003.8	$147.4	$42.7	$21.5
Specialty Engineered Materials	689.6	56.1	745.7	83.7	29.5	23.3
Distribution	1,172.9	19.3	1,192.2	75.4	0.5	1.6
Corporate and eliminations	2.0	(81.0)	(79.0)	(149.7)	5.4	21.2
Total	$2,862.7	$—	$2,862.7	$156.8	$78.1	$67.6

Year Ended December 31, 2018 (In millions)	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$1,040.6	$5.9	$1,046.5	$158.5	$44.3	$22.9
Specialty Engineered Materials	593.6	52.2	645.8	72.3	23.2	25.2
Distribution	1,246.8	18.6	1,265.4	71.5	0.7	0.1
Corporate and eliminations	—	(76.7)	(76.7)	(123.7)	4.4	8.3
Total	$2,881.0	$—	$2,881.0	$178.6	$72.6	$56.5
65 AVIENT CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2020	2019	2018
Sales:
United States	$1,619.7	$1,560.4	$1,543.1
Canada	107.6	140.6	142.2
Mexico	236.2	261.2	296.5
South America	51.4	27.8	20.0
Europe	729.8	556.2	547.4
Asia	497.4	316.5	331.8
Total Sales	$3,242.1	$2,862.7	$2,881.0

(In millions)	2020	2019
Total Assets:
Color, Additives and Inks	$3,018.7	$1,215.8
Specialty Engineered Materials	728.1	774.0
Distribution	244.9	235.6
Corporate and eliminations	878.8	1,047.9
Total	$4,870.5	$3,273.3

(In millions)	2020	2019
Property, net:
United States	$261.8	$220.0
Canada	1.4	0.1
Mexico	8.9	5.5
South America	20.1	6.4
Europe	224.5	98.1
Asia	178.2	77.3
Total Long lived assets	$694.9	$407.4

Note 16 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures and that ongoing assessment will be done qualitatively for highly effective relationships.
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million Euros and which mature in March 2023. In August and September 2020, we executed an additional five cross currency swaps, which are structured similarly to those executed in 2018. These swaps have a combined notional amount of 677.0 million Euros, which mature in May 2025. This effectively converts a portion of our U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. That conversion resulted in gains of $10.4 million and $8.3 million for the years ended December 31, 2020 and 2019, respectively, which was recognized within Interest expense, net.
We designated the swaps as net investment hedges of our net investment in our European operations and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the years ended
66 AVIENT CORPORATION

December 31, 2020 and 2019, a loss of $41.7 million and a gain of $9.1 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net, associated with interest rate swaps was $3.2 million and $0.7 million for the years ending December 31, 2020 and 2019, respectively. The amount of loss recognized in AOCI, net of tax was $1.6 million and $2.5 million for the years ended December 31, 2020 and 2019, respectively.
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

(In millions)	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$—	$14.7
Liabilities
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$41.1	$—
Interest Rate Swap (Fair Value Hedge)	Other non-current liabilities	$7.3	$5.1

Note 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2020 Quarters				2019 Quarters
(In millions, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Sales	$997.0	$924.5	$609.1	$711.5	$658.6	$705.3	$748.2	$750.6
Gross Margin	252.9	210.2	149.7	171.5	153.3	160.5	175.3	168.1
Operating Income	65.0	33.5	38.0	52.8	20.5	43.1	46.1	47.1
Net income (loss) from continuing operations	74.7	2.6	23.4	33.1	6.4	23.6	23.2	22.5
Net income from continuing operations attributable to Avient Shareholders	74.2	1.7	23.0	33.1	6.4	23.5	23.2	22.4
Income (loss) from discontinued operations, net of income taxes	0.1	—	(0.2)	(0.3)	458.9	19.5	18.9	15.8
Net income (loss) attributable to Avient common shareholders	$74.3	$1.7	$22.8	$32.8	$465.3	$43.0	$42.1	$38.2

Earnings (loss) per share from continuing operations attributable to Avient shareholders: (1)
Basic earnings per share	$0.81	$0.02	$0.25	$0.38	$0.08	$0.31	$0.30	$0.29
Diluted earnings per share	$0.81	$0.02	$0.25	$0.38	$0.08	$0.30	$0.30	$0.29

Earnings (loss) per share from discontinued operations: (1)
Basic earnings per share	$—	$—	$—	$—	$5.97	$0.25	$0.24	$0.20
Diluted earnings per share	$—	$—	$—	$—	$5.92	$0.25	$0.24	$0.20

Total earnings (loss) per share attributable to Avient shareholders: (1)
Basic earnings per share	$0.81	$0.02	$0.25	$0.38	$6.05	$0.56	$0.54	$0.49
Diluted earnings per share	$0.81	$0.02	$0.25	$0.38	$6.00	$0.56	$0.54	$0.49
(1) Per share amounts for each quarter and the full year have been computed separately. The sum of the quarterly amounts may not equal the annual amounts presented because of the differences in average shares outstanding during each period.
67 AVIENT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Avient’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Avient’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
The Company completed the Clariant MB Acquisition on July 1, 2020 and has not yet included Clariant MB in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating Clariant MB into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Clariant MB. Clariant MB constituted approximately 41.6% of the Company's total assets (inclusive of acquired intangible assets) as of December 31, 2020, and approximately 16.8% of the Company's net sales for the year ended December 31, 2020.
Management’s Annual Report On Internal Control Over Financial Reporting
The following report is provided by management in respect of Avient’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1.	Avient’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.
Under the supervision of and with participation of Avient’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the 2013 Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Avient’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Avient’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management's assessment of internal control over financial reporting as of December 31, 2020 excludes internal control over financial reporting related to Clariant MB (acquired July 1, 2020), which constituted approximately 41.6% of the Company's total assets (inclusive of acquired intangible assets) as of December 31, 2020, and approximately 16.8% of the Company's net sales for the year ended December 31, 2020.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2020. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of Avient for the year ended December 31, 2020, also issued an attestation report on Avient’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 32 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
68 AVIENT CORPORATION

ITEM 9B. OTHER INFORMATION
None.
69 AVIENT CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Avient’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in Avient’s Proxy Statement with respect to the 2021 Annual Meeting of Shareholders (2021 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement.
The information regarding any changes in procedures by which shareholders may recommend nominees to Avient’s Board of Directors is incorporated by reference to the information contained in the 2021 Proxy Statement.
Avient has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. Avient’s code of ethics is posted under the Corporate Governance tab of the Investor Relations page of its website at www.avient.com. Avient will post any amendments to, or waivers of, its code of ethics that apply to its principal executive officer, principal financial officer and principal accounting officer on its website.
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2021 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2021 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,548,083	$32.43	3,060,250
Equity compensation plans not approved by security holders	—	—	—
Total	2,548,083	$32.43	3,060,250
(1) This amount represents shares underlying SAR awards that have been previously granted but not yet exercised.
(2) In addition to options, warrants and rights, the Avient Corporation 2020 Equity and Incentive Compensation Plan (the 2020 EICP) authorizes the issuance of restricted stock, restricted stock units, performance shares and awards to Non-Employee Directors. This amount represents shares remaining available for future awards under the EICP. The 2020 EICP limits the total number of shares that may be issued as one or more of these types of awards to 3.1 million.

The information regarding security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2021 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2021 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by Avient’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2021 Proxy Statement.
70 AVIENT CORPORATION

PART IV
ITEM 15. EXHIBITS AND FINANACIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Avient Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits:

Exhibit No.	Exhibit Description
2.1†
Equity Purchase Agreement dated June 29, 2017, by and among PolyOne Corporation, PolyOne Designed Structures and Solutions LLC and NLIN Plastics, LLC (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, SEC File No. 1-16091)

2.2†
Asset Purchase Agreement, dated August 16, 2019, by and among PolyOne Corporation and SK Echo Group S.à r.l. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, SEC File no. 1-16091)

2.3†
Share Purchase Agreement, dated December 19, 2019, by and between PolyOne Corporation and Clariant AG (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, SEC File No. 1-16091).

3.1**	Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020)
3.2**	Amended and Restated Code of Regulations, effective June 30, 2020
4.1
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

4.2
Indenture, dated May 13, 2020, between PolyOne Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2020, SEC File No. 1-16091)

4.3	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, SEC File No. 1-16091).
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

10.2
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.3
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2016, SEC File No. 16091)

10.4
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.5
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.6
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-16091)

71 AVIENT CORPORATION

10.7
Amendment Agreement No. 5, dated April 11, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, SEC File No. 1-16091)

10.8
Amendment Agreement No. 6, dated November  9, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 1-16091)

10.9+
Form of 2011 Award Agreement under the 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 1-16091)

10.10+
Amended and Restated Avient Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.11+
First Amendment to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of March 16, 2016; Amendment No. 2 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 19, 2018; and Amendment No. 3 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of April 18, 2019 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 6, 2019, SEC File No. 333-231236)

10.12+	Avient 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)
10.13+
Amended and Restated Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective May 20, 2014) (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, SEC File No. 1-16091)

10.14+
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

10.16+**	Schedule of Executive Officers with Management Continuity Agreements
10.17+
Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC file No. 1-16091)

10.18
Assumption of Liabilities and Indemnification Agreement, dated March 1, 1993, amended and restated by Amended and Restated Assumption of Liabilities and Indemnification Agreement, dated April 27, 1993 (incorporated by reference to Exhibit 10.14 to The Geon Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-11804)

10.19+
Executive Severance Plan, as amended and restated effective May 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

10.20+
Form of 2012 Award Agreement under the Avient Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 1-16091)

10.21+
Form of 2013 Award Agreement under the Avient Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.22+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006, SEC File No. 1-16091)
10.23+
Form of 2014 Award Agreement under the Avient Corporation 2010 Equity and Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 1-16091)

10.24+
Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on March 30, 2020, SEC File No. 1-16091).

10.25+**	Form of 2021 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan

72 AVIENT CORPORATION

Exhibit No.	Exhibit Description
21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer
101 .INS**	Inline XBRL Instance Document
101 .SCH**	Inline XBRL Taxonomy Extension Schema Document
101 .CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 .DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

73 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIENT CORPORATION

February 25, 2021	BY:	/S/ JAMIE A. BEGGS
Jamie A. Beggs Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021
Robert M. Patterson

/S/ JAMIE A. BEGGS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Jamie A. Beggs

/S/ ROBERT E. ABERNATHY	Director	February 25, 2021
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director	February 25, 2021
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	February 25, 2021
Gregory J. Goff

/S/ WILLIAM R. JELLISON	Director	February 25, 2021
William R. Jellison

/S/ SANDRA BEACH LIN	Director	February 25, 2021
Sandra Beach Lin

/S/ KIM ANN MINK	Director	February 25, 2021
Kim Ann Mink

/S/ KERRY J. PREETE	Director	February 25, 2021
Kerry J. Preete

/S/ PATRICIA VERDUIN	Director	February 25, 2021
Patricia Verduin

/S/ WILLIAM A. WULFSOHN	Director	February 25, 2021
William A. Wulfsohn

74 AVIENT CORPORATION