Form 10-Q
period 2021-03-31
AVIENT CORP
filed 2021-04-30
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of March 31, 2021 was 91,297,358.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Sales	$1,162.3	$711.5
Cost of sales	859.9	540.0
Gross margin	302.4	171.5
Selling and administrative expense	182.0	118.7
Operating income	120.4	52.8
Interest expense, net	(19.3)	(9.4)
Other income, net	1.5	1.6
Income from continuing operations before income taxes	102.6	45.0
Income tax expense	(22.9)	(11.9)
Net income from continuing operations	79.7	33.1
Loss from discontinued operations, net of income taxes	—	(0.3)
Net income	$79.7	$32.8
Net income attributable to noncontrolling interests	(0.4)	—
Net income attributable to Avient common shareholders	$79.3	$32.8

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.87	$0.38
Discontinued operations	—	—
Total	$0.87	$0.38

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.86	$0.38
Discontinued operations	—	—
Total	$0.86	$0.38

Weighted-average shares used to compute earnings per common share:
Basic	91.3	86.3
Plus dilutive impact of share-based compensation	0.9	0.4
Diluted	92.2	86.7

Anti-dilutive shares not included in diluted common shares outstanding	0.1	0.8

Cash dividends declared per share of common stock	$0.2125	$0.2025
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income	$79.7	$32.8
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	(51.0)	(7.3)
Cash flow hedges	0.8	(3.4)
Total other comprehensive loss	(50.2)	(10.7)
Total comprehensive income	29.5	22.1
Comprehensive income attributable to noncontrolling interests	(0.4)	—
Comprehensive income attributable to Avient common shareholders	$29.1	$22.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$594.5	$649.5
Accounts receivable, net	642.2	516.6
Inventories, net	357.0	327.5
Other current assets	122.7	108.5
Total current assets	1,716.4	1,602.1
Property, net	675.5	694.9
Goodwill	1,281.9	1,308.1
Intangible assets, net	973.3	1,008.5
Operating lease assets, net	80.9	80.9
Other non-current assets	181.4	176.0
Total assets	$4,909.4	$4,870.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.8	$18.6
Accounts payable	529.6	471.7
Current operating lease obligations	24.3	25.1
Accrued expenses and other current liabilities	290.9	285.6
Total current liabilities	863.6	801.0
Non-current liabilities:
Long-term debt	1,852.7	1,854.0
Pension and other post-retirement benefits	111.3	115.0
Non-current operating lease obligations	56.8	56.0
Other non-current liabilities	303.0	332.8
Total non-current liabilities	2,323.8	2,357.8

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,707.0	1,697.1
Noncontrolling interest	15.0	14.6
Total equity	1,722.0	1,711.7
Total liabilities and equity	$4,909.4	$4,870.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$79.7	$32.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.6	19.9
Accelerated depreciation and amortization	0.5	—
Share-based compensation expense	2.7	2.1
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(137.6)	(56.9)
Increase in inventories	(35.1)	(13.0)
Increase in accounts payable	67.3	44.6
Decrease in pension and other post-retirement benefits	(7.1)	(3.2)
Increase in post-acquisition earnout liabilities	—	1.0
Decrease in accrued expenses and other assets and liabilities, net	(3.4)	(19.1)
Payment of post-acquisition date earnout liability	—	(21.0)
Net cash provided (used) by operating activities	3.6	(12.8)
Investing activities
Capital expenditures	(16.5)	(11.1)
Net proceeds from divestiture	—	7.1
Net proceeds (used) provided by other assets	(2.0)	5.2
Net cash (used) provided by investing activities	(18.5)	1.2
Financing activities
Purchase of common shares for treasury	(4.2)	(13.6)
Cash dividends paid	(19.5)	(15.6)
Repayment of long-term debt	(2.3)	(2.0)
Payments of withholding tax on share awards	(3.1)	(1.3)
Equity offering proceeds, net of underwriting discount and issuance costs	—	496.3
Payment of acquisition date earnout liability	—	(32.9)
Net cash (used) provided by financing activities	(29.1)	430.9
Effect of exchange rate changes on cash	(11.0)	(3.8)
(Decrease) increase in cash and cash equivalents	(55.0)	415.5
Cash and cash equivalents at beginning of year	649.5	864.7
Cash and cash equivalents at end of period	$594.5	$1,280.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2021	122.2	(30.8)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	79.3	—	—	79.3	0.4	79.7
Other comprehensive loss	—	—	—	—	—	—	(50.2)	(50.2)	—	(50.2)
Cash dividends declared (1)	—	—	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.1	—	2.9	—	1.6	—	4.5	—	4.5
Balance at March 31, 2021	122.2	(30.8)	$1.2	$1,516.2	$1,117.2	$(903.8)	$(23.8)	$1,707.0	$15.0	$1,722.0

(1) Dividends declared per share were $0.2125 for the three months ended March 31, 2021.

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2020	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	32.8	—	—	32.8	—	32.8
Other comprehensive loss	—	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Cash dividends declared (2)	—	—	—	—	(18.7)	—	—	(18.7)	—	(18.7)
Repurchase of common shares	—	(1.0)	—	—	—	(13.6)	—	(13.6)	—	(13.6)
Common shares equity offering	—	15.3		334.6	—	161.3	—	495.9	—	495.9
Share-based compensation and exercise of awards	—	0.2	—	(0.5)	—	1.6	—	1.1	—	1.1
Other	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at March 31, 2020	122.2	(30.8)	$1.2	$1,509.3	$1,015.0	$(893.8)	$(93.3)	$1,538.4	$—	$1,538.4

(2) Dividends declared per share were $0.2025 for the three months ended March 31, 2020.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

5 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 of Avient Corporation, formerly known as PolyOne Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2021.
Accounting Standards Adopted
On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Financial Accounting Standards Board Accounting Standards Codification (ASC) 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not result in any material impact.
Accounting Standards Not Yet Adopted
ASU 2020-04, Reference Rate Reform (ASU 2020-04), provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

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
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.4 billion net of cash and debt acquired. To finance the purchase of Clariant MB, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of our Performance Products and Solutions business segment (PP&S).
The Clariant MB Acquisition is being accounted for under the acquisition method of accounting in accordance with ASC Topic 805. As of March 31, 2021, the purchase accounting for the Clariant MB Acquisition is preliminary and the amounts recognized in the financial statements for the Clariant MB Acquisition are provisional. The purchase price allocation adjustments will be made throughout the end of Company’s measurement period, which is not to exceed one year from the acquisition date. During the measurement period, we will continue to obtain information to assist in

6 AVIENT CORPORATION

finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from the preliminary estimates. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including the personal and real property, lease obligations, deferred taxes, pension and other post-employment benefit plan liabilities, and intangible assets. The provisional measurements and preliminary allocation of consideration transferred and determination of fair values of assets acquired and liabilities assumed, reflect estimates, judgments and assumptions made by management. These estimates, judgments and assumptions are subject to change upon final valuation.
The summarized preliminary purchase price allocation is as follows:

July 1, 2020
Cash and cash equivalents	$145.1
Accounts receivable	170.8
Inventories	99.0
Other current assets	56.9
Property	267.6
Goodwill	569.0
Intangible assets:
Customer relationships	221.9
Trade names and trademarks	32.0
Patents, technology and other	273.9
Operating lease assets	30.1
Other long-term assets	1.3
Short term debt	(0.4)
Accounts payable	(92.7)
Current operating lease obligations	(2.8)
Accrued expenses and other current liabilities	(81.2)
Long-term debt	(6.7)
Non-current operating lease obligations	(25.8)
Deferred tax liabilities	(60.7)
Pension and other post retirement benefits	(53.8)
Other long-term liabilities	(5.4)
Non-controlling interests	(12.8)
Total purchase price consideration	$1,525.3

The intangible assets that have been acquired are being amortized over a period of 18 to 20 years.
Goodwill of $569.0 million was recorded and allocated to the Color, Additives and Inks segment. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination. We expect a portion of goodwill to be deductible for tax purposes.
The amounts of revenue and income from continuing operations before income taxes of Clariant MB since the acquisition date included in the consolidated income statement for the three months ended March 31, 2021 are $327.2 million and $41.5 million, respectively. Had the Clariant MB Acquisition occurred on January 1, 2019, which was the beginning of the fiscal year prior to the acquisition, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

7 AVIENT CORPORATION

(Unaudited)
Three Months Ended March 31,
2020
Sales	$990.9
Income from continuing operations before income taxes	58.8

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2019. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. In preparation of the pro forma financial information, we eliminated certain historical allocations made by Clariant as they do not represent the stand alone operations of Clariant MB and replaced them with costs more likely to occur as a part of Avient. This elimination removed expense of $3.3 million during 2020.

Costs incurred in connection with the Clariant MB Acquisition were $3.5 million for the three months ended March 31, 2020. These fees were charged to Selling and Administrative expense on the Condensed Consolidated Statements of Income.

Other Acquisitions
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line, LLC (Fiber-Line) on January 2, 2019 involved contingent earnout consideration. The PlastiComp earnout had a ceiling of $35.0 million that was reached during the first quarter of 2020 and paid in the third quarter of 2020. The Fiber-Line earnout is based on two annual earnout periods, with the second earnout period target based on year-one results. The second earnout period ended on December 31, 2020 and there will be no payment for the second earnout period. A payment of $53.9 million associated with the first Fiber-Line earnout period was made in the first quarter of 2020. During the three months ended March 31, 2020, the Company recorded charges of $1.0 million associated with the earnouts within Selling and administrative expense on the Condensed Consolidated Statements of Income.

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2021 and December 31, 2020 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at December 31, 2020	$237.8	$1,068.7	$1.6	$1,308.1
Acquisition of businesses	—	—	—	—
Currency translation	(1.2)	(25.0)	—	(26.2)
Balance at March 31, 2021	$236.6	$1,043.7	$1.6	$1,281.9

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$509.7	$(116.6)	$13.6	$406.7
Patents, technology and other	549.9	(110.1)	16.3	456.1
Indefinite-lived trade names	110.5	—	—	110.5
Total	$1,170.1	$(226.7)	$29.9	$973.3

8 AVIENT CORPORATION

	As of December 31, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$508.7	$(109.8)	$23.8	$422.7
Patents, technology and other	549.9	(102.4)	28.8	476.3
Indefinite-lived trade names	109.5	—	—	109.5
Total	$1,168.1	$(212.2)	$52.6	$1,008.5

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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Cost of sales	$3.8	$1.8
Selling and administrative expense	4.3	4.8
Total operating lease cost	$8.1	$6.6

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2021 and 2020 was 5.0 years and 3.9 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of March 31, 2021 and 2020 were 3.7% and 4.1%, respectively.
Maturity Analysis of Lease Liabilities:

As of March 31, 2021 Operating Leases
(In millions)
2021	$21.2
2022	22.7
2023	16.4
2024	10.0
2025	6.1
Thereafter	13.8
Total lease payments	90.2
Less amount of lease payment representing interest	(9.1)
Total present value of lease payments	$81.1

9 AVIENT CORPORATION

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of March 31, 2021	As of December 31, 2020
Finished products	$178.0	$171.7
Work in process	20.9	16.6
Raw materials and supplies	158.1	139.2
Inventories, net	$357.0	$327.5

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of March 31, 2021	As of December 31, 2020
Land and land improvements	$91.4	$95.7
Buildings	328.4	333.5
Machinery and equipment	951.6	948.2
Property, gross	1,371.4	1,377.4
Less accumulated depreciation	(695.9)	(682.5)
Property, net	$675.5	$694.9

Note 7 — INCOME TAXES
During the three months ended March 31, 2021, the Company’s effective tax rate of 22.3% was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, and GILTI tax. These unfavorable items were partially offset by the foreign tax rate differential and U.S. research and development credit.
During the three months ended March 31, 2020, the Company’s effective tax rate of 26.5% was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, and adjustments to deferred tax liabilities. These unfavorable items were partially offset by the U.S. research and development credit.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	616.4	7.5	608.9	1.88%
5.25% senior notes due 2023	600.0	2.3	597.7	5.25%
5.75% senior notes due 2025	650.0	8.3	641.7	5.75%
Other Debt	23.2	—	23.2
Total Debt	1,889.6	18.1	1,871.5
Less short-term and current portion of long-term debt	18.8	—	18.8
Total long-term debt, net of current portion	$1,870.8	$18.1	$1,852.7

10 AVIENT CORPORATION

As of December 31, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	618.0	8.0	610.0	2.36%
5.25% senior notes due 2023	600.0	2.5	597.5	5.25%
5.75% senior notes due 2025	650.0	8.8	641.2	5.75%
Other Debt	23.9	—	23.9
Total Debt	1,891.9	19.3	1,872.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,873.3	$19.3	$1,854.0

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
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2021, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at March 31, 2021 and December 31, 2020 was $1,950.2 million and $1,955.9 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

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
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution.

11 AVIENT CORPORATION

Segment information for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$607.9	$609.3	$88.8	$255.4	$256.5	$40.5
Specialty Engineered Materials	195.8	216.5	34.2	169.2	185.3	22.3
Distribution	354.9	362.7	24.0	283.4	289.5	19.4
Corporate and eliminations	3.7	(26.2)	(26.6)	3.5	(19.8)	(29.4)
Total	$1,162.3	$1,162.3	$120.4	$711.5	$711.5	$52.8

	Total Assets
(In millions)	As of March 31, 2021	As of December 31, 2020
Color, Additives and Inks	$3,026.7	$3,018.7
Specialty Engineered Materials	746.2	728.1
Distribution	296.5	244.9
Corporate and eliminations	840.0	878.8
Total assets	$4,909.4	$4,870.5

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
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as the evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $102.6 million.
In March 2013, Avient acquired Spartech Corporation (Spartech). One of Spartech's subsidiaries, Franklin-Burlington Plastics, Inc. (Franklin-Burlington), operated a plastic resin compounding facility in Kearny, New Jersey, located

12 AVIENT CORPORATION

adjacent to the Passaic River. Portions of the Passaic River have been identified as operable units of the Diamond Alkali Superfund Site. In March 2016, the USEPA selected a remedy for the lower eight miles of the river, and Occidental Chemical Corporation (OCC) is currently preparing a Remedial Design for the USEPA. Pursuant to a USEPA order, current and former property owners along the river, including Franklin-Burlington, completed a remedial investigation and feasibility study for an upper nine-mile portion of the river, which resulted in the USEPA's issuance in April 2021 of a remedial proposed plan for public comment.
In September 2017, the USEPA commenced an allocation process with a third-party allocator for the lower eight miles of the LPRSA, involving over 80 companies, including Franklin-Burlington. In December 2020, the allocator provided a recommendation report to the USEPA. The USEPA is currently reviewing that report and has not indicated when this allocation process will conclude.
In June 2018, Occidental Chemical Corporation (OCC), independent of the USEPA, filed suit against 100 named entities, including Franklin-Burlington, seeking contribution for past and future costs associated with the remediation of the lower eight-mile portion of the LPRSA.
The USEPA has not identified Franklin-Burlington as a responsible party for remedial design or remedial actions for any portion of the Passaic River, and we have not identified evidence that Franklin-Burlington contributed materially to the contamination into the Passaic River.
Franklin-Burlington has determined that the current best estimate of any allocation of the liability that may be assigned to Franklin-Burlington will not be material to the consolidated financial statements.
During the three months ended March 31, 2021, Avient recognized $0.5 million of expense related to environmental remediation costs, compared to $0.3 million recognized during the three months ended March 31, 2020. During the three months ended March 31, 2021 and March 31, 2020, Avient received $4.5 million and $0.2 million of insurance recoveries for previously incurred environmental costs, respectively. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $115.1 million and $119.7 million as of March 31, 2021 and December 31, 2020, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2021. However, such additional costs, if any, cannot be currently estimated.
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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. In August and September 2020, we executed an additional five cross currency

13 AVIENT CORPORATION

swaps, which are structured similarly to those executed in 2018. These swaps have a combined notional amount of 677.0 million euros, which mature in May 2025. These effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. That conversion resulted in a gain of $3.5 million for the three months ended March 31, 2021, compared to a gain of $2.1 million for the three months ended March 31, 2020. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three months ended March 31, 2021, a gain of $22.9 million was recognized within translation adjustments in AOCI, net of tax, compared to a gain of $8.8 million for the three months ended March 31, 2020.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $1.0 million for the three months ended March 31, 2021, compared to $0.4 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, a gain of $0.8 million was recognized in AOCI, net of tax, compared to a loss of $3.4 million for the three months ended March 31, 2020.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of March 31, 2021	As of December 31, 2020
Liabilities
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$10.4	$41.1
Interest Rate Swap (Cash Flow Hedge)	Other non-current liabilities	$6.3	$7.3

14 AVIENT CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier provider of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation, formerly known as PolyOne Corporation, and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net income and net income attributable to Avient common shareholders follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Sales	$1,162.3	$711.5
Operating income	120.4	52.8
Net income from continuing operations	79.7	33.1
Income (loss) from discontinued operations, net of income taxes	—	(0.3)
Net income	$79.7	$32.8

Net income attributable to Avient common shareholders	$79.3	$32.8

Trends and Developments
COVID-19
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our employees, customers, supply chain and distribution network. While our business was adversely affected by the COVID-19 pandemic in 2020, we have seen recovery as of the first quarter of 2021. The scope and duration of the pandemic continues to be uncertain, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants will impact the stability of the economic recovery and growth. The extent to which our operations may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted. For further information regarding the impact that COVID-19 could have on our business, see Part I – Item 1A. Risk Factors in our Annual Report on form 10-K for the year ended December 31, 2020.
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
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.4 billion, net of cash and debt acquired. To finance the purchase of Clariant MB, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of our Performance Products and Solutions business segment (PP&S).

15 AVIENT CORPORATION

Results of Operations — The three months ended March 31, 2021 compared to three months ended March 31, 2020:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2021	2020	Change	% Change
Sales	$1,162.3	$711.5	$450.8	63%
Cost of sales	859.9	540.0	(319.9)	(59)%
Gross margin	302.4	171.5	130.9	76%
Selling and administrative expense	182.0	118.7	(63.3)	(53)%
Operating income	120.4	52.8	67.6	128%
Interest expense, net	(19.3)	(9.4)	(9.9)	(105)%
Other income, net	1.5	1.6	(0.1)	nm
Income from continuing operations before income taxes	102.6	45.0	57.6	128%
Income tax expense	(22.9)	(11.9)	(11.0)	(92)%
Net income from continuing operations	79.7	33.1	46.6	141%
Loss from discontinued operations, net of income taxes	—	(0.3)	0.3	nm
Net income	79.7	32.8	46.9	143%
Net income attributable to noncontrolling interests	(0.4)	—	(0.4)	nm
Net income attributable to Avient common shareholders	$79.3	$32.8	$46.5	142%

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.87	$0.38
Discontinued operations	—	—
Total	$0.87	$0.38

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.86	$0.38
Discontinued operations	—	—
Total	$0.86	$0.38
nm - not meaningful

Sales
Sales increased $450.8 million, or 63%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of the Clariant MB Acquisition.
Cost of sales
Cost of sales decreased from 75.9% as a percentage of sales in the three months ended March 31, 2020 to 74.0% in the three months ended March 31, 2021 as a result of improved mix.
Selling and administrative expense
Selling and administrative expense increased $63.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 driven primarily by the Clariant MB Acquisition.
Interest expense, net
Interest expense, net, increased $9.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to higher interest expense related to our senior unsecured notes offering completed in May 2020.
Income taxes
During the three months ended March 31, 2021, the Company’s effective tax rate was 22.3% versus 26.5% for the three months ended March 31, 2020. The income tax rate decrease is primarily due to the lower tax effects of state income taxes, lower tax effects of certain non-deductible U.S. items, more favorable foreign tax rate differential, and

16 AVIENT CORPORATION

favorable comparable one-time tax effects of discrete quarterly items. Partially offsetting these favorable effects was a higher impact of GILTI tax.
SEGMENT INFORMATION
Operating income is the primary measure that is reported to our CODM for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; costs incurred directly in relation to acquisitions or divestitures; integration costs; executive separation agreements; share-based compensation costs; environmental remediation costs and other liabilities for facilities no longer owned or closed in prior years; actuarial gains and losses associated with our pension and post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision maker. These costs are included in Corporate and eliminations.
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Our segments are further discussed in Note 9, Segment Information, to the accompanying condensed consolidated financial statements.
Sales and Operating Income — The three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2021	2020	Change	% Change
Sales:
Color, Additives and Inks	$609.3	$256.5	$352.8	138%
Specialty Engineered Materials	216.5	185.3	31.2	17%
Distribution	362.7	289.5	73.2	25%
Corporate and eliminations	(26.2)	(19.8)	(6.4)	(32)%
Total Sales	$1,162.3	$711.5	$450.8	63%

Operating income:
Color, Additives and Inks	$88.8	$40.5	$48.3	119%
Specialty Engineered Materials	34.2	22.3	11.9	53%
Distribution	24.0	19.4	4.6	24%
Corporate and eliminations	(26.6)	(29.4)	2.8	10%
Total Operating Income	$120.4	$52.8	$67.6	128%

Color, Additives and Inks
Sales increased by $352.8 million, or 138%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These increases were driven by the result of the Clariant MB Acquisition.
On a pro forma basis to include Clariant MB in all periods, sales increased by 14% in the three months ended March 31, 2021, compared to the three months ended March 31, 2020 as a result of new product closes and demand recovery in the healthcare, building and consumer end markets, as well as improved pricing and mix.
Operating income increased $48.3 million, or 119%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. These increases were driven by the result of the Clariant MB Acquisition.
On a pro forma basis to include Clariant MB in all periods, operating income increased by 42% in the three months ended March 31, 2021, compared to the three months ended March 31, 2020 as a result of the sales growth discussed above and expanded margins driven by early capture of integration synergies and improved mix.
Specialty Engineered Materials
Sales increased $31.2 million, or 17%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, largely driven by record revenues across the regions and high demand for composite materials.

17 AVIENT CORPORATION

Operating income increased $11.9 million, or 53%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to the increased sales and improved product mix and continued growth of higher margin specialty solutions and composite products.
Distribution
Sales increased $73.2 million, or 25%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due to record quarterly demand with strong performance in our healthcare and outdoor high performance end markets.
Operating income increased $4.6 million, or 24%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as a result of the increased sales.
Corporate and Eliminations
Operating income increased $2.8 million, or 10%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to insurance recoveries for previously incurred environmental costs and lower acquisition related expense, which were partially offset by higher restructuring costs.
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
The following table summarizes our liquidity as of March 31, 2021 and December 31, 2020:

(In millions)	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$594.5	$649.5
Revolving credit availability	254.7	279.9
Liquidity	$849.2	$929.4

As of March 31, 2021, approximately 80% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements in 2021 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2021 include integration costs related to the Clariant MB Acquisition, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, capital expenditures and debt repayment.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020.
Operating Activities — In the three months ended March 31, 2021, net cash provided by operating activities was $3.6 million as compared to net cash used by operating activities of $12.8 million for the three months ended March 31, 2020, driven by working capital improvements and no earnout liabilities paid during the three months ended March 31, 2021.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2021 of $18.5 million primarily reflects capital expenditures of $16.5 million.
Net cash provided by investing activities during the three months ended March 31, 2020 of $1.2 million primarily reflects receipt of the working capital settlement of $7.1 million related to the PP&S divestiture, as well as $5.2 million cash proceeds from other assets, offset by $11.1 million of capital expenditures.
Financing Activities — Net cash used by financing activities for the three months ended March 31, 2021 of $29.1 million primarily reflects $19.5 million of dividends paid, repurchases of our outstanding common shares of $4.2 million, and the payment of withholding tax on share awards of $3.1 million.
Net cash provided by financing activities for the three months ended March 31, 2020 of $430.9 million primarily reflects net proceeds received from the issuance of common shares in an underwritten public offering that we

18 AVIENT CORPORATION

completed in February 2020, offset by $15.6 million of dividends paid, repurchases of our outstanding common shares of $13.6 million, and the payment of the Fiber-Line acquisition date earnout liability of $32.9 million.
Debt
As of March 31, 2021, our principal amount of debt totaled $1,889.6 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2021	$17.0
2022	7.8
2023	608.6
2024	8.6
2025	658.7
Thereafter	588.9
Aggregate maturities	$1,889.6

As of March 31, 2021, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
Derivatives and Hedging
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. For additional information regarding our derivative instruments, please see Note 11, Derivatives and Hedging to the accompanying condensed consolidated financial statements.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2021, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

19 AVIENT CORPORATION

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
•amounts for cash and non-cash charges related to restructuring plans that may differ from original estimates, including because of timing changes associated with the underlying actions; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 under Item 1A, “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

20 AVIENT CORPORATION

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
The Company completed the Clariant MB Acquisition on July 1, 2020 and has not yet included Clariant MB in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating Clariant MB into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Clariant MB. Clariant MB constituted approximately 41.1% of the Company's total assets (inclusive of acquired intangible assets) as of March 31, 2021, and approximately 28.2% of the Company's net sales for the three months ended March 31, 2021. Clariant MB will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	5,857,472
February 1 to February 28	100,000	42.43	100,000	5,757,472
March 1 to March 31	—	—	—	5,757,472
Total	100,000	$42.43	100,000
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of March 31, 2021, approximately 5.8 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

21 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Amended and Restated Code of Regulations, effective June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

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

22 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2021	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

23 AVIENT CORPORATION