Form 10-Q
period 2021-06-30
AVIENT CORP
filed 2021-07-30
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of June 30, 2021 was 91,297,358.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$1,235.2	$609.1	$2,397.5	$1,320.6
Cost of sales	946.5	459.4	1,806.4	999.4
Gross margin	288.7	149.7	591.1	321.2
Selling and administrative expense	180.6	111.7	362.6	230.4
Operating income	108.1	38.0	228.5	90.8
Interest expense, net	(19.5)	(16.2)	(38.8)	(25.6)
Other income, net	1.2	9.5	2.7	11.1
Income from continuing operations before income taxes	89.8	31.3	192.4	76.3
Income tax expense	(20.4)	(7.9)	(43.3)	(19.8)
Net income from continuing operations	69.4	23.4	149.1	56.5
Loss from discontinued operations, net of income taxes	—	(0.2)	—	(0.5)
Net income	$69.4	$23.2	$149.1	$56.0
Net income attributable to noncontrolling interests	(0.6)	(0.4)	(1.0)	(0.4)
Net income attributable to Avient common shareholders	$68.8	$22.8	$148.1	$55.6

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.75	$0.25	$1.62	$0.63
Discontinued operations	—	—	—	—
Total	$0.75	$0.25	$1.62	$0.63

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.74	$0.25	$1.60	$0.63
Discontinued operations	—	—	—	(0.01)
Total	$0.74	$0.25	$1.60	$0.62

Weighted-average shares used to compute earnings per common share:
Basic	91.3	91.4	91.3	88.8
Plus dilutive impact of share-based compensation	1.1	0.4	1.0	0.6
Diluted	92.4	91.8	92.3	89.4

Anti-dilutive shares not included in diluted common shares outstanding	—	1.2	—	0.8

Cash dividends declared per share of common stock	$0.2125	$0.2025	$0.4250	$0.4050
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$69.4	$23.2	$149.1	$56.0
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	9.5	4.6	(41.5)	(2.7)
Cash flow hedges	0.7	0.2	1.5	(3.2)
Total other comprehensive income (loss)	10.2	4.8	(40.0)	(5.9)
Total comprehensive income	79.6	28.0	109.1	50.1
Comprehensive income attributable to noncontrolling interests	(0.6)	(0.4)	(1.0)	(0.4)
Comprehensive income attributable to Avient common shareholders	$79.0	$27.6	$108.1	$49.7
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$616.2	$649.5
Accounts receivable, net	705.2	516.6
Inventories, net	412.5	327.5
Other current assets	124.2	108.5
Total current assets	1,858.1	1,602.1
Property, net	680.1	694.9
Goodwill	1,281.7	1,308.1
Intangible assets, net	944.9	1,008.5
Operating lease assets, net	87.3	80.9
Other non-current assets	195.3	176.0
Total assets	$5,047.4	$4,870.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$18.8	$18.6
Accounts payable	574.6	471.7
Current operating lease obligations	24.9	25.1
Accrued expenses and other current liabilities	316.0	285.6
Total current liabilities	934.3	801.0
Non-current liabilities:
Long-term debt	1,852.2	1,854.0
Pension and other post-retirement benefits	112.6	115.0
Non-current operating lease obligations	62.8	56.0
Other non-current liabilities	299.1	332.8
Total non-current liabilities	2,326.7	2,357.8

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,768.2	1,697.1
Noncontrolling interest	18.2	14.6
Total equity	1,786.4	1,711.7
Total liabilities and equity	$5,047.4	$4,870.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$149.1	$56.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.5	40.8
Accelerated depreciation and amortization	1.4	—
Share-based compensation expense	5.6	5.7
Changes in assets and liabilities, net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(196.1)	16.8
(Increase) decrease in inventories	(88.1)	17.4
Increase (decrease) in accounts payable	108.4	(23.5)
Decrease in pension and other post-retirement benefits	(9.2)	(12.7)
Increase (decrease) in accrued expenses and other assets and liabilities, net	27.5	(3.5)
Payment of post-acquisition date earnout liability	—	(21.0)
Net cash provided by operating activities	68.1	76.0
Investing activities
Capital expenditures	(42.1)	(21.3)
Net proceeds from divestiture	—	7.1
Net cash proceeds provided by other assets	(2.0)	5.2
Net cash used by investing activities	(44.1)	(9.0)
Financing activities
Debt offering proceeds	—	650.0
Purchase of common shares for treasury	(4.2)	(13.6)
Cash dividends paid	(38.8)	(34.3)
Repayment of long-term debt	(4.4)	(4.2)
Payments of withholding tax on share awards	(4.2)	(1.6)
Debt financing costs	—	(9.7)
Equity offering proceeds, net of underwriting discount and issuance costs	—	496.1
Payment of acquisition date earnout liability	—	(32.9)
Net cash (used) provided by financing activities	(51.6)	1,049.8
Effect of exchange rate changes on cash	(5.7)	(4.5)
(Decrease) increase in cash and cash equivalents	(33.3)	1,112.3
Cash and cash equivalents at beginning of year	649.5	864.7
Cash and cash equivalents at end of period	$616.2	$1,977.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2021	122.2	(30.8)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	79.3	—	—	79.3	0.4	79.7
Other comprehensive loss	—	—	—	—	—	—	(50.2)	(50.2)	—	(50.2)
Cash dividends declared (1)	—	—	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.1	—	2.9	—	1.6	—	4.5	—	4.5
Balance at March 31, 2021	122.2	(30.8)	$1.2	$1,516.2	$1,117.2	$(903.8)	$(23.8)	$1,707.0	$15.0	$1,722.0
Net income	—	—	—	—	68.8	—	—	68.8	0.6	69.4
Other comprehensive income	—	—	—	—	—	—	10.2	10.2	—	10.2
Acquisitions/other	—	—	—	—	—	—	—	—	2.6	2.6
Cash dividends declared (1)	—	—	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Share-based compensation and exercise of awards	—	—	—	1.0	—	0.6	—	1.6	—	1.6
Balance at June 30, 2021	122.2	(30.8)	$1.2	$1,517.2	$1,166.6	$(903.2)	$(13.6)	$1,768.2	$18.2	$1,786.4

(1) Dividends declared per share were $0.2125 and $0.4250 for the three and six months ended June 30, 2021.

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2020	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	32.8	—	—	32.8	—	32.8
Other comprehensive loss	—	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Cash dividends declared (2)	—	—	—	—	(18.7)	—	—	(18.7)	—	(18.7)
Repurchase of common shares	—	(1.0)	—	—	—	(13.6)	—	(13.6)	—	(13.6)
Common shares equity offering	—	15.3		334.6	—	161.3	—	495.9	—	495.9
Share-based compensation and exercise of awards	—	0.2	—	(0.5)	—	1.6	—	1.1	—	1.1
Other	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at March 31, 2020	122.2	(30.8)	$1.2	$1,509.3	$1,015.0	$(893.8)	$(93.3)	$1,538.4	$—	$1,538.4
Net income	—	—	—	—	22.8	—	—	22.8	0.4	23.2
Other comprehensive loss	—	—	—	—	—	—	4.8	4.8	—	4.8
Cash dividends declared (1)	—	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Share-based compensation and exercise of awards	—	—	—	3.2	—	0.4	—	3.6	—	3.6
Balance at June 30, 2020	122.2	(30.8)	$1.2	$1,512.5	$1,019.3	$(893.4)	$(88.5)	$1,551.1	$0.4	$1,551.5

(2) Dividends declared per share were $0.2025 and $0.4050 for the three and six months ended June 30, 2020.
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2021.
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
The Clariant MB Acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. As of June 30, 2021, the purchase accounting for the Clariant MB Acquisition was finalized.

7 AVIENT CORPORATION

The summarized purchase price allocation is as follows:

	Preliminary Allocation As of December 31, 2020	Measurement Period Adjustments	Final Allocation
Cash and cash equivalents	$145.1	$—	$145.1
Accounts receivable	170.8	—	170.8
Inventories	99.0	0.2	99.2
Other current assets	56.9	6.3	63.2
Property	267.6	(7.5)	260.1
Goodwill	569.0	(7.8)	561.2
Intangible assets:
Customer relationships	221.9	(20.7)	201.2
Trade names and trademarks	32.0	2.8	34.8
Patents, technology and other	273.9	7.4	281.3
Operating lease assets	30.1	—	30.1
Other long-term assets	1.3	5.8	7.1
Short term debt	(0.4)	—	(0.4)
Accounts payable	(92.7)	1.2	(91.5)
Current operating lease obligations	(2.8)	—	(2.8)
Accrued expenses and other current liabilities	(81.2)	(4.5)	(85.7)
Long-term debt	(6.7)	—	(6.7)
Non-current operating lease obligations	(25.8)	—	(25.8)
Deferred tax liabilities	(60.7)	25.9	(34.8)
Pension and other post retirement benefits	(53.8)	—	(53.8)
Other long-term liabilities	(5.4)	(6.7)	(12.1)
Non-controlling interests	(12.8)	(2.4)	(15.2)
Total purchase price consideration	$1,525.3	$—	$1,525.3

The intangible assets that have been acquired are being amortized over a period of 18 to 20 years.
Goodwill of $561.2 million was recorded and allocated to the Color, Additives and Inks segment. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination. A portion of goodwill is deductible for tax purposes.
Had the Clariant MB Acquisition occurred on January 1, 2019, which was the beginning of the fiscal year prior to the acquisition, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	(Unaudited)
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Sales	$870.2	$1,861.1
Income from continuing operations before income taxes	55.1	113.9

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2019. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. In preparation of the pro forma financial information, we eliminated certain historical allocations made by Clariant as they do not represent the stand alone operations of Clariant MB and replaced them with costs more likely to occur as a part of Avient. This elimination removed expense of $3.3 million and $6.6 million during the three and six months ended June 30, 2020, respectively.

8 AVIENT CORPORATION

Costs incurred in connection with the Clariant MB Acquisition were $7.9 million and $11.4 million for the three and six months ended June 30, 2020, respectively. These fees were charged to Selling and Administrative expense on the Condensed Consolidated Statements of Income.
Other Acquisitions
Our acquisitions of PlastiComp, Inc. (PlastiComp) on May 31, 2018 and Fiber-Line, LLC (Fiber-Line) on January 2, 2019 involved contingent earnout consideration. The PlastiComp earnout had a ceiling of $35.0 million that was reached during the first quarter of 2020 and paid in the third quarter of 2020. The Fiber-Line earnout was based on two annual earnout periods, with the second earnout period target based on year-one results. A payment of $53.9 million associated with the first Fiber-Line earnout period was made in the first quarter of 2020. There was no payment made for the second Fiber-Line earnout period, which ended on December 31, 2020.

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2021 and December 31, 2020 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at December 31, 2020	$237.8	$1,068.7	$1.6	$1,308.1
Acquisition of businesses	—	(7.8)	—	(7.8)
Currency translation	(0.5)	(18.1)	—	(18.6)
Balance at June 30, 2021	$237.3	$1,042.8	$1.6	$1,281.7

Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$489.0	$(123.3)	$12.1	$377.8
Patents, technology and other	560.1	(117.7)	14.2	456.6
Indefinite-lived trade names	110.5	—	—	110.5
Total	$1,159.6	$(241.0)	$26.3	$944.9

	As of December 31, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$508.7	$(109.8)	$23.8	$422.7
Patents, technology and other	549.9	(102.4)	28.8	476.3
Indefinite-lived trade names	109.5	—	—	109.5
Total	$1,168.1	$(212.2)	$52.6	$1,008.5

Note 4 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment. The majority of our leases are operating leases. Finance leases are immaterial to our condensed consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease assets, net, Current operating lease obligations, and Non-current operating lease obligations, respectively, on the Condensed Consolidated Balance Sheets.
Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

9 AVIENT CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cost of sales	$5.5	$2.4	$9.3	$4.2
Selling and administrative expense	3.4	4.3	7.8	9.1
Total operating lease cost	$8.9	$6.7	$17.1	$13.3

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2021 and 2020 was 4.9 years and 3.9 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of June 30, 2021 and 2020 were 3.7% and 4.3%, respectively.
Maturity Analysis of Operating Lease Liabilities:

As of June 30, 2021
(In millions)
2021	$15.4
2022	26.1
2023	19.7
2024	12.6
2025	7.9
Thereafter	15.6
Total lease payments	97.3
Less amount of lease payment representing interest	(9.6)
Total present value of lease payments	$87.7

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of June 30, 2021	As of December 31, 2020
Finished products	$205.4	$171.7
Work in process	21.6	16.6
Raw materials and supplies	185.5	139.2
Inventories, net	$412.5	$327.5

10 AVIENT CORPORATION

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of June 30, 2021	As of December 31, 2020
Land and land improvements	$93.0	$95.7
Buildings	334.4	333.5
Machinery and equipment	972.1	948.2
Property, gross	1,399.5	1,377.4
Less accumulated depreciation	(719.4)	(682.5)
Property, net	$680.1	$694.9

Note 7 — INCOME TAXES
During the three and six months ended June 30, 2021, the Company’s effective tax rate of 22.6% and 22.5%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings and U.S. global intangible low-taxed income (GILTI) tax. These unfavorable items were partially offset by changes in net foreign deferred tax assets from a foreign statutory tax rate change, favorable prior year foreign return-to-provision adjustments and U.S. research and development tax credit.
During the three and six months ended June 30, 2020, the Company’s effective tax rate of 25.1% and 25.9%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, GILTI tax and certain other non-deductible items. These unfavorable items were partially offset by changes in net foreign deferred tax assets from a foreign statutory tax rate change, favorable prior year foreign return-to-provision adjustments and U.S. research and development tax credits.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	614.7	7.1	607.6	1.87%
5.25% senior notes due 2023	600.0	1.9	598.1	5.25%
5.75% senior notes due 2025	650.0	7.8	642.2	5.75%
Other Debt	23.1	—	23.1
Total Debt	1,887.8	16.8	1,871.0
Less short-term and current portion of long-term debt	18.8	—	18.8
Total long-term debt, net of current portion	$1,869.0	$16.8	$1,852.2

As of December 31, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	618.0	8.0	610.0	2.36%
5.25% senior notes due 2023	600.0	2.5	597.5	5.25%
5.75% senior notes due 2025	650.0	8.8	641.2	5.75%
Other Debt	23.9	—	23.9
Total Debt	1,891.9	19.3	1,872.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,873.3	$19.3	$1,854.0

11 AVIENT CORPORATION

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
The Notes bear interest at a rate of 5.75% per annum, which is payable semi-annually in arrears on May 15 and November 15 of each year. The Notes will mature on May 15, 2025. The Notes are senior unsecured obligations of the Company.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2021, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at June 30, 2021 and December 31, 2020 was $1,942.9 million and $1,955.9 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 9 — SEGMENT INFORMATION
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. For additional information regarding Avient's business segments, see Note 15 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

12 AVIENT CORPORATION

Segment information for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$622.3	$624.4	$86.3	$225.9	$226.8	$32.3
Specialty Engineered Materials	219.1	240.6	37.3	146.3	158.8	17.0
Distribution	392.1	404.4	23.7	234.6	238.8	14.6
Corporate and eliminations	1.7	(34.2)	(39.2)	2.3	(15.3)	(25.9)
Total	$1,235.2	$1,235.2	$108.1	$609.1	$609.1	$38.0

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$1,230.2	$1,233.7	$175.1	$481.3	$483.3	$72.8
Specialty Engineered Materials	414.9	457.1	71.5	315.5	344.1	39.3
Distribution	747.0	767.1	47.7	518.0	528.3	34.0
Corporate and eliminations	5.4	(60.4)	(65.8)	5.8	(35.1)	(55.3)
Total	$2,397.5	$2,397.5	$228.5	$1,320.6	$1,320.6	$90.8

	Total Assets
(In millions)	As of June 30, 2021	As of December 31, 2020
Color, Additives and Inks	$3,061.9	$3,018.7
Specialty Engineered Materials	772.4	728.1
Distribution	343.0	244.9
Corporate and eliminations	870.1	878.8
Total assets	$5,047.4	$4,870.5

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

13 AVIENT CORPORATION

Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as the evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $111.5 million.
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
Franklin-Burlington has determined that the current best estimate of any allocation of the liability that may be assigned to Franklin-Burlington will not be material to the consolidated financial statements. Our current reserve is approximately $2.5 million as of June 30, 2021.
During the three and six months ended June 30, 2021, Avient recognized $12.5 million and $13.0 million of expense, respectively, related to environmental remediation costs, compared to $3.1 million and $3.5 million recognized during the three and six months ended June 30, 2020, respectively. During the six months ended June 30, 2021, Avient received $4.5 million of insurance recoveries for previously incurred environmental costs. During the three and six months ended June 30, 2020, Avient received $8.5 million and $8.7 million of insurance recoveries for previously incurred environmental costs, respectively. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income. Insurance recoveries are recognized as a gain when received.
Our Condensed Consolidated Balance Sheets include accruals totaling $124.2 million and $119.7 million as of June 30, 2021 and December 31, 2020, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2021. However, such additional costs, if any, cannot be currently estimated.
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

14 AVIENT CORPORATION

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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. In August and September 2020, we executed an additional five cross currency swaps, which are structured similarly to those executed in 2018. These swaps have a combined notional amount of 677.0 million euros, which mature in May 2025. These effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. That conversion resulted in gains of $3.5 million and $7.0 million for the three and six months ended June 30, 2021, compared to gains of $2.0 million and $4.1 million for the three and six months ended June 30, 2020, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2021, a loss of $5.2 million and a gain of $17.7 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to a loss of $2.8 million and a gain of $6.0 million for the three and six months ended June 30, 2020, respectively.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $1.0 million and $2.0 million for the three and six months ended June 30, 2021, compared to $0.8 million and $1.2 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, gains of $0.7 million and $1.5 million were recognized in AOCI, net of tax, compared to a gain of $0.2 million and a loss of $3.2 million for the three and six months ended June 30, 2020.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of June 30, 2021	As of December 31, 2020
Liabilities
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$17.3	$41.1
Interest Rate Swap (Cash Flow Hedge)	Other non-current liabilities	$5.3	$7.3

15 AVIENT CORPORATION

Note 12 — SUBSEQUENT EVENTS
On July 1, 2021, the Company completed its acquisition of Magna Colours Ltd. (Magna Colours), a market leader in sustainable, water-based inks technology for the textile screen printing industry, for the purchase price of approximately $48.0 million, net of cash acquired. The results of the Magna Colours business will be reported within the Color, Additives and Inks segment.

16 AVIENT CORPORATION

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
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net income and net income attributable to Avient common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Sales	$1,235.2	$609.1	$2,397.5	$1,320.6
Operating income	108.1	38.0	228.5	90.8
Net income from continuing operations	69.4	23.4	149.1	56.5
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	—	(0.5)
Net income	$69.4	$23.2	$149.1	$56.0

Net income attributable to Avient common shareholders	$68.8	$22.8	$148.1	$55.6
Trends and Developments
COVID-19
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our employees, customers, supply chain and distribution network. While our business was adversely affected by the COVID-19 pandemic in 2020, we have seen recovery through the second quarter of 2021. The scope and duration of the pandemic continues to be uncertain, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants will impact the stability of the economic recovery and growth. The extent to which our operations may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted. For further information regarding the impact that COVID-19 could have on our business, see Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Total consideration paid by the Company to complete the Clariant MB Acquisition was $1.4 billion, net of cash and debt acquired. To finance the purchase of Clariant MB, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of our Performance Products and Solutions business segment (PP&S). We finalized the purchase accounting for the Clariant MB Acquisition as of June 30, 2021. For details related to the effects of adjustments recognized in the current reporting period, refer to Note 2, Business Combinations to the accompanying condensed consolidated financial statements.

17 AVIENT CORPORATION

Results of Operations — The three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2021	2020	Change	% Change	2021	2020	Change	% Change
Sales	$1,235.2	$609.1	$626.1	103%	$2,397.5	$1,320.6	$1,076.9	82%
Cost of sales	946.5	459.4	(487.1)	(106)%	1,806.4	999.4	(807.0)	(81)%
Gross margin	288.7	149.7	139.0	93%	591.1	321.2	269.9	84%
Selling and administrative expense	180.6	111.7	(68.9)	(62)%	362.6	230.4	(132.2)	(57)%
Operating income	108.1	38.0	70.1	184%	228.5	90.8	137.7	152%
Interest expense, net	(19.5)	(16.2)	(3.3)	(20)%	(38.8)	(25.6)	(13.2)	(52)%
Other income, net	1.2	9.5	(8.3)	nm	2.7	11.1	(8.4)	nm
Income from continuing operations before income taxes	89.8	31.3	58.5	187%	192.4	76.3	116.1	152%
Income tax expense	(20.4)	(7.9)	(12.5)	(158)%	(43.3)	(19.8)	(23.5)	(119)%
Net income from continuing operations	69.4	23.4	46.0	197%	149.1	56.5	92.6	164%
Loss from discontinued operations, net of income taxes	—	(0.2)	0.2	nm	—	(0.5)	0.5	nm
Net income	69.4	23.2	46.2	199%	149.1	56.0	93.1	166%
Net income attributable to noncontrolling interests	(0.6)	(0.4)	(0.2)	nm	(1.0)	(0.4)	(0.6)	nm
Net income attributable to Avient common shareholders	$68.8	$22.8	$46.0	202%	$148.1	$55.6	$92.5	166%

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.75	$0.25			$1.62	$0.63
Discontinued operations	—	—			—	—
Total	$0.75	$0.25			$1.62	$0.63

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.74	$0.25			$1.60	$0.63
Discontinued operations	—	—			—	(0.01)
Total	$0.74	$0.25			$1.60	$0.62
nm - not meaningful

Sales
Sales increased $626.1 million and $1,076.9 million in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, as a result of the Clariant MB Acquisition as well as demand recovery in many end markets and price increases associated with raw material inflation.
Cost of sales
Cost of sales increased from 75.4% as a percentage of sales in the three months ended June 30, 2020 to 76.6% in the three months ended June 30, 2021 as a result of rising raw material costs partially offset by improved mix. Cost of sales decreased from 75.7% as a percentage of sales in the six months ended June 30, 2020 to 75.3% in the six months ended June 30, 2021 as a result of improved mix.
Selling and administrative expense
Selling and administrative expense increased $68.9 million and $132.2 million during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, driven primarily by the Clariant MB Acquisition.

18 AVIENT CORPORATION

Interest expense, net
Interest expense, net, increased $3.3 million and $13.2 million during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, due to higher interest expense related to our senior unsecured notes offering completed in May 2020.
Income taxes
During the three and six months ended June 30, 2021, the Company’s effective tax rate was 22.6% and 22.5%, respectively, compared to 25.1% and 25.9% for the three and six months ended June 30, 2020, respectively. The income tax rate decrease is primarily due to a lower tax effect of GILTI tax, lower tax impact on withholding tax associated with the future repatriation of certain current year foreign earnings, lower valuation allowance expense, favorable comparable benefits of a tax rate change and favorable prior year foreign return-to-provision adjustments. Partially offsetting these favorable effects was a more favorable foreign effective tax rate in 2020 compared to 2021 and a higher impact of state income taxes in 2021.
SEGMENT INFORMATION
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance.
Sales and Operating Income — The three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2021	2020	Change	% Change	2021	2020	Change	% Change
Sales:
Color, Additives and Inks	$624.4	$226.8	$397.6	175%	$1,233.7	$483.3	$750.4	155%
Specialty Engineered Materials	240.6	158.8	81.8	52%	457.1	344.1	113.0	33%
Distribution	404.4	238.8	165.6	69%	767.1	528.3	238.8	45%
Corporate and eliminations	(34.2)	(15.3)	(18.9)	(124)%	(60.4)	(35.1)	(25.3)	(72)%
Total Sales	$1,235.2	$609.1	$626.1	103%	$2,397.5	$1,320.6	$1,076.9	82%

Operating income:
Color, Additives and Inks	$86.3	$32.3	$54.0	167%	$175.1	$72.8	$102.3	141%
Specialty Engineered Materials	37.3	17.0	20.3	119%	71.5	39.3	32.2	82%
Distribution	23.7	14.6	9.1	62%	47.7	34.0	13.7	40%
Corporate and eliminations	(39.2)	(25.9)	(13.3)	(51)%	(65.8)	(55.3)	(10.5)	(19)%
Total Operating Income	$108.1	$38.0	$70.1	184%	$228.5	$90.8	$137.7	152%

Operating income as a percentage of sales:
Color, Additives and Inks	13.8%	14.2%	(0.4)	% points	14.2%	15.1%	(0.9)	% points
Specialty Engineered Materials	15.5%	10.7%	4.8	% points	15.6%	11.4%	4.2	% points
Distribution	5.9%	6.1%	(0.2)	% points	6.2%	6.4%	(0.2)	% points
Total	8.8%	6.2%	2.6	% points	9.5%	6.9%	2.6	% points

Color, Additives and Inks
Sales increased $397.6 million and $750.4 million in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. These increases were driven primarily by the Clariant MB Acquisition, as well as demand recovery in many end markets.
On a pro forma basis to include Clariant MB in all periods, sales increased by $136.5 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020 as a result of demand recovery in many end markets, particularly consumer, transportation, and industrial as well as price increases. On a pro forma basis to include Clariant MB in all periods, sales increased by $209.9 million, or 21%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of demand recovery in many end markets, particularly consumer, transportation, and industrial, and price increases.

19 AVIENT CORPORATION

Operating income increased $54.0 million and $102.3 million in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. These increases were driven primarily by the Clariant MB Acquisition, as well as demand recovery in many end markets.
On a pro forma basis to include Clariant MB in all periods, operating income increased by 57% and 48% in the three and six months ended June 30, 2021, compared to the three and months ended June 30, 2020, respectively, as a result of the sales growth discussed above and capture of integration synergies, partially offset by raw material and conversion cost inflation.
Specialty Engineered Materials
Sales increased $81.8 million and $113.0 million in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, largely driven by high demand for composite materials and recovery in many end markets.
Operating income increased $20.3 million and $32.2 million in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, due to the increased sales and continued growth of higher margin specialty and composite solutions.
Distribution
Sales increased $165.6 million and $238.8 million in the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, driven by increased demand as well as inflation.
Operating income increased $9.1 million and $13.7 million in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 largely driven by increased demand.
Corporate and Eliminations
Operating income increased $13.3 million, or 51%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and $10.5 million, or 19%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to higher environmental remediation costs, partially offset by lower acquisition related and restructuring expense.
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
The following table summarizes our liquidity as of June 30, 2021 and December 31, 2020:

(In millions)	As of June 30, 2021	As of December 31, 2020
Cash and cash equivalents	$616.2	$649.5
Revolving credit availability	351.6	279.9
Liquidity	$967.8	$929.4

As of June 30, 2021, approximately 80% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for the remainder 2021 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash for the remainder of 2021 include the acquisition of Magna Colours Ltd., integration costs related to the Clariant MB Acquisition, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, capital expenditures and debt repayment.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020.

20 AVIENT CORPORATION

Operating Activities — In the six months ended June 30, 2021, net cash provided by operating activities was $68.1 million as compared to net cash provided by operating activities of $76.0 million for the six months ended June 30, 2020, driven by increased working capital requirements to meet demand and no earnout liabilities paid during the six months ended June 30, 2021.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2021 of $44.1 million primarily reflects capital expenditures of $42.1 million.
Net cash used by investing activities during the six months ended June 30, 2020 of $9.0 million primarily reflects capital expenditures of $21.3 million, partially offset by the receipt of the working capital settlement of $7.1 million related to the PP&S divestiture, and $5.2 million cash proceeds from other assets.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2021 of $51.6 million primarily reflects $38.8 million of dividends paid, repurchases of our outstanding common shares of $4.2 million, and the payment of withholding tax on share awards of $4.2 million.
Net cash provided by financing activities for the six months ended June 30, 2020 of $1,049.8 million primarily reflects $496.1 million of net proceeds received from the issuance of common shares in an underwritten public offering that we completed in February 2020, and $640.8 million of net proceeds from the senior secured notes offering completed in May 2020, offset by $34.3 million of dividends paid, repurchases of our outstanding common shares of $13.6 million, and the payment of the Fiber-Line acquisition date earnout liability of $32.9 million.
Debt
As of June 30, 2021, our principal amount of debt totaled $1,887.8 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2021	$16.0
2022	8.5
2023	608.6
2024	8.6
2025	658.7
Thereafter	587.4
Aggregate maturities	$1,887.8

As of June 30, 2021, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2021, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•the current and potential future impact of the COVID-19 pandemic on our business, results of operations, financial position or cash flows, including without limitation, any supply chain and logistics issues;
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

22 AVIENT CORPORATION

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
The Company completed the Clariant MB Acquisition on July 1, 2020 and has not yet included Clariant MB in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating Clariant MB into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Clariant MB. Clariant MB constituted approximately 40.5% of the Company's total assets (inclusive of acquired intangible assets) as of June 30, 2021, and approximately 27.4% of the Company's net sales for the six months ended June 30, 2021. Clariant MB will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	5,757,472
May 1 to May 31	—	—	—	5,757,472
June 1 to June 30	—	—	—	5,757,472
Total	—	$—	—
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of June 30, 2021, approximately 5.8 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

23 AVIENT CORPORATION

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

July 30, 2021	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

25 AVIENT CORPORATION