Form 10-Q
period 2021-09-30
AVIENT CORP
filed 2021-10-28
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
_______________________________________________

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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of September 30, 2021 was 91,491,380.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$1,219.8	$924.5	$3,617.3	$2,245.1
Cost of sales	964.4	714.3	2,770.8	1,713.7
Gross margin	255.4	210.2	846.5	531.4
Selling and administrative expense	176.7	176.7	539.3	407.1
Operating income	78.7	33.5	307.2	124.3
Interest expense, net	(19.0)	(29.7)	(57.8)	(55.3)
Other income, net	1.4	1.5	4.1	12.6
Income from continuing operations before income taxes	61.1	5.3	253.5	81.6
Income tax expense	(8.5)	(2.7)	(51.8)	(22.5)
Net income from continuing operations	52.6	2.6	201.7	59.1
Loss from discontinued operations, net of income taxes	—	—	—	(0.5)
Net income	$52.6	$2.6	$201.7	$58.6
Net loss (income) attributable to noncontrolling interests	0.3	(0.9)	(0.7)	(1.3)
Net income attributable to Avient common shareholders	$52.9	$1.7	$201.0	$57.3

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.58	$0.02	$2.20	$0.64
Discontinued operations	—	—	—	—
Total	$0.58	$0.02	$2.20	$0.64

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.57	$0.02	$2.18	$0.64
Discontinued operations	—	—	—	(0.01)
Total	$0.57	$0.02	$2.18	$0.63

Weighted-average shares used to compute earnings per common share:
Basic	91.4	91.5	91.3	89.7
Plus dilutive impact of share-based compensation	0.8	0.4	0.8	1.0
Diluted	92.2	91.9	92.1	90.7

Anti-dilutive shares not included in diluted common shares outstanding	—	0.7	—	0.9

Cash dividends declared per share of common stock	$0.2125	$0.2025	$0.6375	$0.6075
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$52.6	$2.6	$201.7	$58.6
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	(29.4)	59.3	(70.9)	56.6
Cash flow hedges	0.7	0.8	2.2	(2.4)
Total other comprehensive income (loss)	(28.7)	60.1	(68.7)	54.2
Total comprehensive income	23.9	62.7	133.0	112.8
Comprehensive loss (income) attributable to noncontrolling interests	0.3	(0.9)	(0.7)	(1.3)
Comprehensive income attributable to Avient common shareholders	$24.2	$61.8	$132.3	$111.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$545.2	$649.5
Accounts receivable, net	703.0	516.6
Inventories, net	477.2	327.5
Other current assets	123.5	108.5
Total current assets	1,848.9	1,602.1
Property, net	669.6	694.9
Goodwill	1,293.9	1,308.1
Intangible assets, net	948.4	1,008.5
Operating lease assets, net	81.6	80.9
Other non-current assets	168.6	176.0
Total assets	$5,011.0	$4,870.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$8.7	$18.6
Accounts payable	557.7	471.7
Current operating lease obligations	24.1	25.1
Accrued expenses and other current liabilities	371.3	285.6
Total current liabilities	961.8	801.0
Non-current liabilities:
Long-term debt	1,851.0	1,854.0
Pension and other post-retirement benefits	111.0	115.0
Non-current operating lease obligations	57.7	56.0
Other non-current liabilities	244.1	332.8
Total non-current liabilities	2,263.8	2,357.8

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,768.8	1,697.1
Noncontrolling interest	16.6	14.6
Total equity	1,785.4	1,711.7
Total liabilities and equity	$5,011.0	$4,870.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$201.7	$58.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.8	74.8
Accelerated depreciation and amortization	1.9	2.5
Share-based compensation expense	8.4	7.1
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(199.7)	(12.7)
(Increase) decrease in inventories	(156.2)	53.0
Increase in accounts payable	95.3	21.3
Decrease in pension and other post-retirement benefits	(14.2)	(14.4)
Increase in post-acquisition earnout liabilities	—	2.5
Increase in accrued expenses and other assets and liabilities, net	67.0	56.1
Taxes paid on gain on divestiture	—	(142.0)
Payment of post-acquisition date earnout liability	—	(38.1)
Net cash provided by operating activities	110.0	68.7
Investing activities
Capital expenditures	(62.7)	(38.6)
Business acquisitions, net of cash acquired	(47.6)	(1,342.7)
Net proceeds from divestiture	—	7.1
Other investing activities	(2.0)	5.2
Net cash used by investing activities	(112.3)	(1,369.0)
Financing activities
Debt offering proceeds	—	650.0
Purchase of common shares for treasury	(4.2)	(13.6)
Cash dividends paid	(58.2)	(52.8)
Repayment of long-term debt	(16.5)	(6.0)
Payments of withholding tax on share awards	(9.1)	(1.9)
Debt financing costs	—	(9.5)
Equity offering proceeds, net of underwriting discount and issuance costs	—	496.1
Payment of acquisition date earnout liability	—	(50.8)
Other financing activities	(3.5)	—
Net cash (used) provided by financing activities	(91.5)	1,011.5
Effect of exchange rate changes on cash	(10.5)	1.4
Decrease in cash and cash equivalents	(104.3)	(287.4)
Cash and cash equivalents at beginning of year	649.5	864.7
Cash and cash equivalents at end of period	$545.2	$577.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2021	122.2	(30.8)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	79.3	—	—	79.3	0.4	79.7
Other comprehensive loss	—	—	—	—	—	—	(50.2)	(50.2)	—	(50.2)
Cash dividends declared (1)	—	—	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.1	—	2.9	—	1.6	—	4.5	—	4.5
Balance at March 31, 2021	122.2	(30.8)	$1.2	$1,516.2	$1,117.2	$(903.8)	$(23.8)	$1,707.0	$15.0	$1,722.0
Net income	—	—	—	—	68.8	—	—	68.8	0.6	69.4
Other comprehensive income	—	—	—	—	—	—	10.2	10.2	—	10.2
Acquisitions/other	—	—	—	—	—	—	—	—	2.6	2.6
Cash dividends declared (1)	—	—	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Share-based compensation and exercise of awards	—	—	—	1.0	—	0.6	—	1.6	—	1.6
Balance at June 30, 2021	122.2	(30.8)	$1.2	$1,517.2	$1,166.6	$(903.2)	$(13.6)	$1,768.2	$18.2	$1,786.4
Net income	—	—	—	—	52.9	—	—	52.9	(0.3)	52.6
Other comprehensive income	—	—	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Cash dividends declared (1)	—	—	—	—	(19.6)	—	—	(19.6)	—	(19.6)
Share-based compensation and exercise of awards	—	0.1	—	(3.2)	—	1.6	—	(1.6)	—	(1.6)
Acquisitions/other	—	—	—	(2.4)	—	—	—	(2.4)	—	(2.4)
Balance at September 30, 2021	122.2	(30.7)	1.2	$1,511.6	$1,199.9	$(901.6)	$(42.3)	$1,768.8	$16.6	$1,785.4

(1) Dividends declared per share were $0.2125 and $0.6375 for the three and nine months ended September 30, 2021.

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2020	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	32.8	—	—	32.8	—	32.8
Other comprehensive loss	—	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Cash dividends declared (1)	—	—	—	—	(18.7)	—	—	(18.7)	—	(18.7)
Repurchase of common shares	—	(1.0)	—	—	—	(13.6)	—	(13.6)	—	(13.6)
Common shares equity offering	—	15.3		334.6	—	161.3	—	495.9	—	495.9
Share-based compensation and exercise of awards	—	0.2	—	(0.5)	—	1.6	—	1.1	—	1.1
Other	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at March 31, 2020	122.2	(30.8)	$1.2	$1,509.3	$1,015.0	$(893.8)	$(93.3)	$1,538.4	$—	$1,538.4
Net income	—	—	—	—	22.8	—	—	22.8	0.4	23.2
Other comprehensive loss	—	—	—	—	—	—	4.8	4.8	—	4.8
Cash dividends declared (1)	—	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Share-based compensation and exercise of awards	—	—	—	3.2	—	0.4	—	3.6	—	3.6
Balance at June 30, 2020	122.2	(30.8)	$1.2	$1,512.5	$1,019.3	$(893.4)	$(88.5)	$1,551.1	$0.4	$1,551.5
Net income	—	—	—	—	1.7	—	—	1.7	0.9	2.6
Other comprehensive loss	—	—	—	—	—	—	60.1	60.1	—	60.1
Noncontrolling interest activity	—	—	—	—	—	—	—	—	—	—
Cash dividends declared (1)	—	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation and exercise of awards	—	—	—	1.9	—	0.5	—	2.4	—	2.4
Other	—	—	—	—	—	—	—	—	12.8	12.8
Balance at September 30, 2020	122.2	(30.8)	$1.2	$1,514.4	$1,002.5	$(892.9)	$(28.4)	$1,596.8	$14.1	$1,610.9

(1) Dividends declared per share were $0.2025 and $0.6075 for the three and nine months ended September 30, 2020.
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
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2021.
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

Note 2 — BUSINESS COMBINATIONS

Clariant Color Acquisition
On July 1, 2020, the Company completed its acquisition of the equity interests in the global masterbatch business of Clariant AG, a corporation organized and existing under the law of Switzerland (Clariant), and the masterbatch assets in India of Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority owned subsidiary of Clariant (Clariant India). The business and assets are collectively referred to as Clariant Color and the acquisitions are collectively referred to as the Clariant Color Acquisition.
Total consideration paid by the Company to complete the Clariant Color Acquisition was $1.4 billion net of cash and debt acquired. To finance the purchase of Clariant Color, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of our Performance Products and Solutions business segment (PP&S).
The Clariant Color Acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. As of June 30, 2021, the purchase accounting for the Clariant Color Acquisition was finalized.

7 AVIENT CORPORATION

The summarized purchase price allocation is as follows:

(in millions)	Preliminary Allocation As of December 31, 2020	Measurement Period Adjustments	Final Allocation
Cash and cash equivalents	$145.1	$—	$145.1
Accounts receivable	170.8	—	170.8
Inventories	99.0	0.2	99.2
Other current assets	56.9	6.3	63.2
Property	267.6	(7.5)	260.1
Goodwill	569.0	(7.8)	561.2
Intangible assets:
Customer relationships	221.9	(20.7)	201.2
Trade names and trademarks	32.0	2.8	34.8
Patents, technology and other	273.9	7.4	281.3
Operating lease assets	30.1	—	30.1
Other long-term assets	1.3	5.8	7.1
Short term debt	(0.4)	—	(0.4)
Accounts payable	(92.7)	1.2	(91.5)
Current operating lease obligations	(2.8)	—	(2.8)
Accrued expenses and other current liabilities	(81.2)	(4.5)	(85.7)
Long-term debt	(6.7)	—	(6.7)
Non-current operating lease obligations	(25.8)	—	(25.8)
Deferred tax liabilities	(60.7)	25.9	(34.8)
Pension and other post retirement benefits	(53.8)	—	(53.8)
Other long-term liabilities	(5.4)	(6.7)	(12.1)
Non-controlling interests	(12.8)	(2.4)	(15.2)
Total purchase price consideration	$1,525.3	$—	$1,525.3

The intangible assets that have been acquired are being amortized over a period of 18 to 20 years.
Goodwill of $561.2 million was recorded and allocated to the Color, Additives and Inks segment. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination. A portion of goodwill is deductible for tax purposes.
Had the Clariant Color Acquisition occurred on January 1, 2019, which was the beginning of the fiscal year prior to the acquisition, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	(Unaudited)
(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Sales	$924.5	$2,782.6
Income from continuing operations before income taxes	28.9	146.5

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the acquisition occurred on January 1, 2019. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. In preparation of the pro forma financial information, we eliminated certain historical allocations made by Clariant as they do not represent the stand alone operations of Clariant Color and replaced them with costs

8 AVIENT CORPORATION

more likely to occur as a part of Avient. This elimination removed expense of $7.5 million during the nine months ended September 30, 2020, while the three months ended September 30, 2020 reflect actual results.

Costs incurred in connection with the Clariant Color Acquisition were $3.5 million and $15.1 million for the three and nine months ended September 30, 2020, respectively. These fees were charged to Selling and Administrative expense on the Condensed Consolidated Statements of Income.
Other Acquisitions
On July 1, 2021, the Company completed its acquisition of Magna Colours Ltd. (Magna Colours), a market leader in sustainable, water-based inks technology for the textile screen printing industry, for the purchase price of $47.6 million, net of cash acquired. The results of the Magna Colours business are reported in the Color, Additives and Inks segment. The preliminary purchase price allocation resulted in intangible assets of $27.5 million and goodwill of $22.2 million, partially offset by net liabilities assumed. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 10 to 20 years.
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

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2021 and December 31, 2020 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at December 31, 2020	$237.8	$1,068.7	$1.6	$1,308.1
Acquisition of businesses	—	14.1	—	14.1
Currency translation	(1.0)	(27.3)	—	(28.3)
Balance at September 30, 2021	$236.8	$1,055.5	$1.6	$1,293.9

Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(130.1)	$7.3	$384.4
Patents, technology and other	566.7	(125.1)	9.2	450.8
Indefinite-lived trade names	113.2	—	—	113.2
Total	$1,187.1	$(255.2)	$16.5	$948.4

	As of December 31, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$508.7	$(109.8)	$23.8	$422.7
Patents, technology and other	549.9	(102.4)	28.8	476.3
Indefinite-lived trade names	109.5	—	—	109.5
Total	$1,168.1	$(212.2)	$52.6	$1,008.5

Note 4 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment. The majority of our leases are operating leases. Finance leases are immaterial to our condensed consolidated financial statements. Operating lease assets and obligations are reflected within Operating

9 AVIENT CORPORATION

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
Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Cost of sales	$4.4	$4.4	$13.7	$9.3
Selling and administrative expense	2.6	5.4	10.4	14.5
Total operating lease cost	$7.0	$9.8	$24.1	$23.8

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2021 and 2020 was 4.9 years and 5.4 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of September 30, 2021 and 2020 were 3.6% and 3.0%, respectively.
Maturity Analysis of Operating Lease Liabilities:

As of September 30, 2021
(In millions)
2021	$7.6
2022	26.6
2023	20.0
2024	12.8
2025	8.0
Thereafter	15.7
Total lease payments	90.7
Less amount of lease payment representing interest	(8.9)
Total present value of lease payments	$81.8

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of September 30, 2021	As of December 31, 2020
Finished products	$243.5	$171.7
Work in process	22.0	16.6
Raw materials and supplies	211.7	139.2
Inventories, net	$477.2	$327.5

10 AVIENT CORPORATION

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of September 30, 2021	As of December 31, 2020
Land and land improvements	$92.4	$95.7
Buildings	350.9	333.5
Machinery and equipment	957.5	948.2
Property, gross	1,400.8	1,377.4
Less accumulated depreciation	(731.2)	(682.5)
Property, net	$669.6	$694.9

Note 7 — INCOME TAXES
During the three and nine months ended September 30, 2021, the Company’s effective tax rate of 14.1% and 20.5%, respectively, was below the U.S. federal statutory rate of 21.0% primarily due higher U.S. foreign-derived intangible income (FDII) tax benefits, favorable prior year U.S. return-to-provision adjustments and U.S. research and development tax credit. These favorable items were partially offset by state taxes, foreign withholding tax liability accrued associated with the repatriation of certain current and prior year foreign earnings and global intangible low-taxed income (GILTI) tax.
During the three and nine months ended September 30, 2020, the Company’s effective tax rate of 51.9% and 27.6%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, GILTI tax and certain other non-deductible items. The impact of the effective rate was significant during the third quarter of 2020 because of low pre-tax income. These items were partially offset by the benefit of the U.S. research and development tax credit and favorable mix of earnings in foreign jurisdictions with lower effective tax rates.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	613.1	6.6	606.5	1.86%
5.25% senior notes due 2023	600.0	1.7	598.3	5.25%
5.75% senior notes due 2025	650.0	7.3	642.7	5.75%
Other Debt	12.2	—	12.2
Total Debt	1,875.3	15.6	1,859.7
Less short-term and current portion of long-term debt	8.7	—	8.7
Total long-term debt, net of current portion	$1,866.6	$15.6	$1,851.0

As of December 31, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2022	$—	$—	$—	—%
Senior secured term loan due 2026	618.0	8.0	610.0	2.36%
5.25% senior notes due 2023	600.0	2.5	597.5	5.25%
5.75% senior notes due 2025	650.0	8.8	641.2	5.75%
Other Debt	23.9	—	23.9
Total Debt	1,891.9	19.3	1,872.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,873.3	$19.3	$1,854.0

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
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2021, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at September 30, 2021 and December 31, 2020 was $1,929.3 million and $1,955.9 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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

12 AVIENT CORPORATION

Segment information for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$583.9	$586.6	$66.8	$492.1	$493.8	$50.5
Specialty Engineered Materials	211.3	233.6	31.7	156.6	174.1	24.7
Distribution	424.4	438.8	23.8	272.1	276.9	17.5
Corporate and eliminations	0.2	(39.2)	(43.6)	3.7	(20.3)	(59.2)
Total	$1,219.8	$1,219.8	$78.7	$924.5	$924.5	$33.5

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$1,814.1	$1,820.3	$241.9	$973.4	$977.1	$123.3
Specialty Engineered Materials	626.2	690.7	103.2	472.1	518.2	64.0
Distribution	1,171.4	1,205.9	71.5	790.1	805.2	51.5
Corporate and eliminations	5.6	(99.6)	(109.4)	9.5	(55.4)	(114.5)
Total	$3,617.3	$3,617.3	$307.2	$2,245.1	$2,245.1	$124.3

	Total Assets
(In millions)	As of September 30, 2021	As of December 31, 2020
Color, Additives and Inks	$3,065.6	$3,018.7
Specialty Engineered Materials	772.7	728.1
Distribution	423.9	244.9
Corporate and eliminations	748.8	878.8
Total assets	$5,011.0	$4,870.5

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

13 AVIENT CORPORATION

Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, have worked with the United States Environmental Protection Agency (USEPA) on the investigation of contamination at the site as well as the evaluation of potential remedies to address the contamination. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $117.6 million for this matter.
During the three and nine months ended September 30, 2021, Avient recognized $9.4 million and $22.4 million of expense, respectively, related to environmental remediation costs, compared to $15.8 million and $19.3 million recognized during the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2021 and 2020, Avient received $4.5 million and $8.7 million, respectively, of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Condensed Consolidated Balance Sheets include accruals totaling $129.3 million and $119.7 million as of September 30, 2021 and December 31, 2020, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2021. However, such additional costs, if any, cannot be currently estimated.
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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. In August and September 2020, we executed an additional five cross currency swaps, which were structured similarly to those executed in 2018. These swaps had a combined notional amount of 677.0 million euros, which were set to mature in May 2025. In September 2021, we executed five cross currency swap transactions that extended the length of the 2020 swaps agreements through 2028. Additionally, we entered into three new cross currency swaps with a combined notional amount of 338.7 million euros that also mature in 2028. These effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. Included in Interest expense, net within the Condensed Consolidated Statements of Income are gains of $3.8 million and $10.8 million for the three and nine months ended September 30, 2021, respectively, compared to gains of $2.8 million and $6.9 million for the three and nine months ended September 30, 2020, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are

14 AVIENT CORPORATION

recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2021, gains of $7.1 million and $24.8 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to losses of $11.7 million and $5.7 million for the three and nine months ended September 30, 2020, respectively.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to ASC Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, compared to $1.0 million and $2.2 million for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, gains of $0.7 million and $2.2 million were recognized in AOCI, net of tax, compared to a gain of $0.8 million and a loss of $2.4 million for the three and nine months ended September 30, 2020.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of September 30, 2021	As of December 31, 2020
Liabilities
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$5.9	$41.1
Interest Rate Swaps (Cash Flow Hedge)	Other non-current liabilities	$4.4	$7.3

Note 12 — SUBSEQUENT EVENTS
On October 26, 2021, the Company and certain of its subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement (the ABL Amendment) with Wells Fargo Capital Finance, LLC, as administrative agent (in such capacity, Administrative Agent) and the various lenders and other agents party thereto. The ABL Amendment amends the Third Amended and Restated Credit Agreement, dated June 28, 2019 (the ABL Credit Agreement), by and among the Company and certain subsidiaries of the Company party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto.
The ABL Amendment, among other things, (i) increases the Company’s total revolving credit line to $500 million (which may be increased by up to $150 million subject to the Company meeting certain requirements and obtaining commitments for such increase) (the Revolving Credit Facility), subject to the borrowing base limitations, (ii) extends the maturity date of the Revolving Credit Facility to October 26, 2026 (subject to certain exceptions), (iii) modifies the borrowing base to include qualified cash subject to certain limitations, (iv) modifies the applicable margin and the unused line fee to be based on availability, and (v) modifies certain negative covenants to provide additional flexibility.

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
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net income and net income attributable to Avient common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Sales	$1,219.8	$924.5	$3,617.3	$2,245.1
Operating income	78.7	33.5	307.2	124.3
Net income from continuing operations	52.6	2.6	201.7	59.1
Income (loss) from discontinued operations, net of income taxes	—	—	—	(0.5)
Net income	$52.6	$2.6	$201.7	$58.6

Net income attributable to Avient common shareholders	$52.9	$1.7	$201.0	$57.3
Trends and Developments
COVID-19
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our employees, customers, supply chain and distribution network. While our business was adversely affected by the COVID-19 pandemic in 2020, we have seen recovery through the third quarter of 2021. The scope and duration of the pandemic continues to be uncertain, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants will impact the stability of the economic recovery and growth. The extent to which our operations may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted. For further information regarding the impact that the COVID-19 pandemic could have on our business, see Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
Clariant Color Acquisition
On July 1, 2020, the Company completed the Clariant Color Acquisition. The Clariant Color Acquisition increased the Company's scale, product depth and geographic reach in its Color, Additives and Inks segment. Clariant Color has leading portfolios of solid and liquid systems that include sustainable solutions for alternative energy, and reduced material requirements for packaging and lightweighting.
Total consideration paid by the Company to complete the Clariant Color Acquisition was $1.4 billion, net of cash and debt acquired. To finance the purchase of Clariant Color, the Company used $496.1 million in net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million in net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of PP&S. We finalized the purchase accounting for the Clariant Color Acquisition as of June 30, 2021. For details related to the effects of adjustments recognized in the current reporting period, refer to Note 2, Business Combinations to the accompanying condensed consolidated financial statements.

16 AVIENT CORPORATION

Magna Colours Acquisition
On July 1, 2021, the Company completed its acquisition of Magna Colours, a market leader in sustainable, water-based inks technology for the textile screen printing industry, for the purchase price of $47.6 million, net of cash acquired. The results of the Magna Colours business are reported in the Color, Additives and Inks segment. The preliminary purchase price allocation resulted in intangible assets of $27.5 million and goodwill of $22.2 million, partially offset by net liabilities assumed. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 10 to 20 years.
Results of Operations — The three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2021	2020	Change	% Change	2021	2020	Change	% Change
Sales	$1,219.8	$924.5	$295.3	32%	$3,617.3	$2,245.1	$1,372.2	61%
Cost of sales	964.4	714.3	(250.1)	(35)%	2,770.8	1,713.7	(1,057.1)	(62)%
Gross margin	255.4	210.2	45.2	22%	846.5	531.4	315.1	59%
Selling and administrative expense	176.7	176.7	—	—%	539.3	407.1	(132.2)	(32)%
Operating income	78.7	33.5	45.2	135%	307.2	124.3	182.9	147%
Interest expense, net	(19.0)	(29.7)	10.7	36%	(57.8)	(55.3)	(2.5)	(5)%
Other income, net	1.4	1.5	(0.1)	nm	4.1	12.6	(8.5)	nm
Income from continuing operations before income taxes	61.1	5.3	55.8	1053%	253.5	81.6	171.9	211%
Income tax expense	(8.5)	(2.7)	(5.8)	(215)%	(51.8)	(22.5)	(29.3)	(130)%
Net income from continuing operations	52.6	2.6	50.0	1923%	201.7	59.1	142.6	241%
Loss from discontinued operations, net of income taxes	—	—	—	nm	—	(0.5)	0.5	nm
Net income	52.6	2.6	50.0	1923%	201.7	58.6	143.1	244%
Net income attributable to noncontrolling interests	0.3	(0.9)	1.2	nm	(0.7)	(1.3)	0.6	nm
Net income attributable to Avient common shareholders	$52.9	$1.7	$51.2	3012%	$201.0	$57.3	$143.7	251%

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.58	$0.02			$2.20	$0.64
Discontinued operations	—	—			—	—
Total	$0.58	$0.02			$2.20	$0.64

Earnings (loss) per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.57	$0.02			$2.18	$0.64
Discontinued operations	—	—			—	(0.01)
Total	$0.57	$0.02			$2.18	$0.63
nm - not meaningful

Sales
Sales increased $295.3 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of the growth in nearly all end markets and regions and price increases associated with raw material inflation.
Sales increased $1,372.2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of the Clariant Color Acquisition, as well as growth in nearly all end markets and regions and price increases associated with raw material inflation.

17 AVIENT CORPORATION

Cost of sales
As a percent of sales, cost of sales increased from 77.3% to 79.1% in the three months ended September 30, 2020 to September 30, 2021, respectively, and 76.3% to 76.6% in the nine months ended September 30, 2020 to September 30, 2021, respectively, as a result of rising raw material costs.
Selling and administrative expense
Selling and administrative expense in the three months ended September 30, 2021 was comparable to the three months ended September 30, 2020. Selling and administrative expense increased $132.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven primarily by the Clariant Color Acquisition.
Interest expense, net
Interest expense, net decreased $10.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as we incurred committed financing fees in 2020 related to the Clariant Color Acquisition. Interest expense, net increased $2.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to higher interest expense related to our senior unsecured notes offering completed in May 2020, offset by reduction of committed financing associated with the Clariant Color Acquisition.
Income taxes
During the three and nine months ended September 30, 2021, the Company’s effective tax rate was 14.1% and 20.5%, respectively, compared to 51.9% and 27.6% for the three and nine months ended September 30, 2020, respectively. The income tax rate decrease is primarily due to higher U.S. FDII tax benefits, lower tax rate impact on withholding tax associated with the repatriation of certain current and prior year foreign earnings, lower valuation allowance expense and favorable prior year U.S. return-to-provision adjustments. Partially offsetting these favorable effects was a more favorable foreign effective tax rate in 2020 compared to 2021 and a higher impact of state income taxes in 2021.
SEGMENT INFORMATION
Avient has three reportable segments: (1) Color, Additives and Inks; (2) Specialty Engineered Materials; and (3) Distribution. Operating income is the primary measure that is reported to our CODM for purposes of allocating resources to the segments and assessing their performance.

18 AVIENT CORPORATION

Sales and Operating Income — The three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2021	2020	Change	% Change	2021	2020	Change	% Change
Sales:
Color, Additives and Inks	$586.6	$493.8	$92.8	19%	$1,820.3	$977.1	$843.2	86%
Specialty Engineered Materials	233.6	174.1	59.5	34%	690.7	518.2	172.5	33%
Distribution	438.8	276.9	161.9	58%	1,205.9	805.2	400.7	50%
Corporate and eliminations	(39.2)	(20.3)	(18.9)	(93)%	(99.6)	(55.4)	(44.2)	(80)%
Total Sales	$1,219.8	$924.5	$295.3	32%	$3,617.3	$2,245.1	$1,372.2	61%

Operating income:
Color, Additives and Inks	$66.8	$50.5	$16.3	32%	$241.9	$123.3	$118.6	96%
Specialty Engineered Materials	31.7	24.7	7.0	28%	103.2	64.0	39.2	61%
Distribution	23.8	17.5	6.3	36%	71.5	51.5	20.0	39%
Corporate and eliminations	(43.6)	(59.2)	15.6	26%	(109.4)	(114.5)	5.1	4%
Total Operating Income	$78.7	$33.5	$45.2	135%	$307.2	$124.3	$182.9	147%

Operating income as a percentage of sales:
Color, Additives and Inks	11.4%	10.2%	1.2	% points	13.3%	12.6%	0.7	% points
Specialty Engineered Materials	13.6%	14.2%	(0.6)	% points	14.9%	12.4%	2.5	% points
Distribution	5.4%	6.3%	(0.9)	% points	5.9%	6.4%	(0.5)	% points
Total	6.5%	3.6%	2.9	% points	8.5%	5.5%	3.0	% points

Color, Additives and Inks
Sales increased $92.8 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to growth in nearly all end markets and regions and price increases associated with raw material inflation. Sales increased $843.2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the Clariant Color Acquisition, as well as growth in nearly all end markets and regions and price increases associated with raw material inflation.
On a pro forma basis to include Clariant Color in all periods, sales increased by $302.7 million, or 20%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of growth in nearly all end markets and regions, particularly consumer, transportation, and industrial, as well as price increases. Favorable foreign exchange also contributed 4%.
Operating income increased $16.3 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to growth in nearly all end markets and regions. Operating income increased $118.6 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to the Clariant Color Acquisition, as well as growth in nearly all end markets and price increases associated with raw material inflation.
On a pro forma basis to include Clariant Color in all periods, operating income increased by 43% in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, respectively, as a result of the sales growth discussed above and capture of integration synergies, partially offset by raw material and conversion cost inflation.
Specialty Engineered Materials
Sales increased $59.5 million and $172.5 million in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, largely driven by high demand for composite materials and growth in many end markets.
Operating income increased $7.0 million and $39.2 million in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively, due to increased sales and continued growth of higher margin specialty and composite solutions.

19 AVIENT CORPORATION

Distribution
Sales increased $161.9 million and $400.7 million in the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, driven by increased demand as well as higher average selling prices.
Operating income increased $6.3 million and $20.0 million in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively as a result of the sales growth discussed above, partially offset by raw material cost inflation.
Corporate and Eliminations
Costs declined $15.6 million, or 26%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and $5.1 million, or 4%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to lower environmental remediation costs and lower acquisition related expense.
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
The following table summarizes our liquidity as of September 30, 2021 and December 31, 2020:

(In millions)	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$545.2	$649.5
Revolving credit availability	407.0	279.9
Liquidity	$952.2	$929.4

As of September 30, 2021, approximately 72% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for the remainder 2021 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash for the remainder of 2021 include integration costs related to the Clariant Color Acquisition, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, capital expenditures and debt repayment.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020.
Operating Activities — In the nine months ended September 30, 2021, net cash provided by operating activities was $110.0 million as compared to net cash provided by operating activities of $68.7 million for the nine months ended September 30, 2020, driven by increased earnings in 2021 and no taxes paid associated with the gain on divestiture and no earnout liabilities paid, partially offset by increased working capital requirements to meet demand.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2021 of $112.3 million primarily reflects capital expenditures of $62.7 million and $47.6 million related to the Magna Colours acquisition.
Net cash used by investing activities during the nine months ended September 30, 2020 of $1,369.0 million primarily reflects $1,342.7 million related to the Clariant Color Acquisition, and capital expenditures of $38.6 million.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2021 of $91.5 million primarily reflects $58.2 million of dividends paid, repayment of debt of $16.5 million, repurchases of our outstanding common shares of $4.2 million, and the payment of withholding tax on share awards of $9.1 million.

20 AVIENT CORPORATION

Net cash provided by financing activities for the nine months ended September 30, 2020 of $1,011.5 million primarily reflects $496.1 million of net proceeds received from the issuance of common shares in an underwritten public offering that we completed in February 2020, and $640.5 million of net proceeds from the senior secured notes offering completed in May 2020, offset by $52.8 million of dividends paid, repurchases of our outstanding common shares of $13.6 million, and the payment of acquisition date earnout liabilities of $50.8 million.
Debt
As of September 30, 2021, our principal amount of debt totaled $1,875.3 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2021	$2.0
2022	8.5
2023	608.6
2024	8.6
2025	658.7
Thereafter	588.9
Aggregate maturities	$1,875.3

As of September 30, 2021, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2021, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	—	$—	—	5,757,472
August 1 to August 31	—	—	—	5,757,472
September 1 to September 30	—	—	—	5,757,472
Total	—	$—	—
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of September 30, 2021, approximately 5.8 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 5. OTHER INFORMATION
On October 26, 2021, the Company and certain of its subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement (the ABL Amendment) with Wells Fargo Capital Finance, LLC, as administrative agent (in such capacity, Administrative Agent) and the various lenders and other agents party thereto. The ABL Amendment amends the Third Amended and Restated Credit Agreement, dated June 28, 2019 (the ABL Credit Agreement), by and among the Company and certain subsidiaries of the Company party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto.
The ABL Amendment, which includes customary representations and warranties, among other things, (i) increases the Company’s total revolving credit line to $500 million (which may be increased by up to $150 million subject to the Company meeting certain requirements and obtaining commitments for such increase) (the Revolving Credit Facility), subject to the borrowing base limitations, (ii) extends the maturity date of the Revolving Credit Facility to October 26, 2026 (subject to certain exceptions), (iii) modifies the borrowing base to include qualified cash subject to certain limitations, (iv) modifies the applicable margin and the unused line fee to be based on availability, and (v) modifies certain negative covenants to provide additional flexibility.
The foregoing summary description of the ABL Amendment does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the ABL Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.1+	Avient Corporation Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective July 15, 2021)

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, Avient Corporation, NEU Specialty Engineered Materials, LLC, Avient Canada ULC, and PolyOne S.à r.l.

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

October 28, 2021	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

25 AVIENT CORPORATION