Form 10-K
period 2021-12-31
AVIENT CORP
filed 2022-02-22
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2021, determined using a per share closing price on that date of $49.16, as quoted on the New York Stock Exchange, was $4.5 billion.
The number of shares of common shares outstanding as of February 4, 2022 was 91,604,913.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2022 Annual Meeting of Shareholders.
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
•the current and potential future impact of the COVID-19 pandemic on our business, results of operations, financial position or cash flows, including without any limitation, any supply chain and logistics issues;
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
1 AVIENT CORPORATION

ITEM 1. BUSINESS
Business Overview
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our," "Avient" and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Avient was formed as PolyOne Corporation on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). In 1948, B.F. Goodrich created a vinyl plastic division that was subsequently spun off through a public offering in 1993, creating The Geon Company, a separate publicly-held company. Hanna was formed in 1885 as a privately-held company and became publicly-held in 1927. In the mid-1980s, Hanna began to divest its historic mining and shipping businesses to focus on polymers. Hanna purchased its first polymer company in 1986 and completed its 26th polymer company acquisition in 2000.
On July 1, 2020, the Company completed its acquisition of the equity interests in the global color business of Clariant AG, a corporation organized and existing under the laws of Switzerland (Clariant), and certain assets of Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority owned subsidiary of Clariant (Clariant India). The business and assets are collectively referred to as Clariant Color and the acquisitions are collectively referred to as the Clariant Color Acquisition. In connection with the completion of the Clariant Color Acquisition and effective as of June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation. In conjunction with its rebranding and new name, the Company also changed its ticker symbol from “POL” to “AVNT”, effective at the start of trading on July 13, 2020.
Avient Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently have 102 manufacturing sites and eight distribution facilities in North America, South America, Europe, the Middle East, Asia, and Africa (EMEA). In 2021, we had sales of $4.8 billion, approximately 53% of which were to customers outside the United States. Using our formulation expertise and operational capabilities, we create an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with a global reach and increasingly effective material-based solutions to improve their products' sustainability appeal, performance, differentiation, profitability and competitive advantage. Our goal is to provide customers with specialized and sustainable materials and solutions through our global footprint, broad market knowledge, technical expertise, product breadth, manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets include consumer, packaging, healthcare, industrial, transportation, building and construction, telecommunications and energy.
Polymer Industry Overview
Avient is a specialty formulator within the polymer industry. We have the scientific know-how in material science required to bridge the large, commodity base resin producers and the companies who ultimately manufacture end products utilizing formulated polymer materials.
Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, such as polyethylene and polypropylene, in their most basic forms. Avient does not produce commodity base resins. Rather, Avient sources various resins, polymers and additives, then employs additional chemistry in formulating those materials into a highly engineered, unique material for a specific use.
Thermoplastic polymers are characterized by their ability to be reshaped repeatedly into new forms after heat and pressure are applied. Thermoplastics offer versatility and a wide range of applications. The major types of thermoplastics include polyethylene, polypropylene, polystyrene, polyester and a range of specialized engineering resins. Each type of thermoplastic has unique qualities and characteristics that make it appropriate for use in a particular application.
Thermoplastic composites include base resins, but are combined with a structural filler such as glass, wood, carbon or polymer fibers to enhance strength, rigidity and structure. Further performance can be delivered through an engineered thermoplastic sheet or thick film, which may incorporate more than one resin formulation or composite in multiple layers to impart additional properties such as gas barrier, structural integrity and lightweighting.
2 AVIENT CORPORATION

Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, outdoor high performance equipment, electrical and electronics, adhesives, inks and coatings and fiber. Each type of thermoplastic resin has to ultimately achieve unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The formulation science and manufacturing processes required to achieve those characteristics is the specialty role that Avient plays.
For example, the packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In wire and cable, thermoplastics and composites serve to protect by providing electrical insulation, flame resistance, durability, water resistance, water swelling and color coding to engineered fibers, yarn products, wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles and reinforced polymers are used for various outdoor equipment and gear. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, anti-static, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
Various additives can also be formulated with a base resin and further engineered into a structure to provide them with greater versatility and performance. Polymer formulations and structures have advantages over metals, wood, rubber, glass and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications. These specialized polymers offer sustainability and performance advantages compared to traditional materials, including design freedom, processability, weight reduction, chemical resistance, flame retardance and lower cost. Plastics are renowned for their durability, aesthetics, ease of handling and recyclability. Avient’s strategy and investments are aligned to enable these important benefits, now and in the future.
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
3 AVIENT CORPORATION

Raw Materials
The primary raw materials used by our manufacturing operations are polyolefin and other thermoplastic resins, TiO2, inorganic and organic pigments and specialty additives. In general there is adequate supply and capacity to serve our business. In 2021, we experienced certain supply disruptions, shortages, volume allocations and logistical delays for some of these materials, none of which had a material impact on our business. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors."
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
Seasonality
Sales of our products and services are typically seasonal, as demand has historically been slower in the third and fourth calendar quarters of the year.
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
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2021 and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities, powered by approximately 1,000 associates serving in technology capacities, 100 of whom have PhD level educations. Our efforts are largely devoted to developing new product formulations to address evolving market and sustainability needs. We do this by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes. This allows us to rapidly translate new technologies into new products, helping us advance a more circular economy with reduced carbon footprint. Our investment in product research and development was $83.2 million in 2021, $59.8 million in 2020, and $50.6 million in 2019.
Methods of Distribution
We sell products primarily through direct sales personnel, distributors, including our Distribution segment, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our manufacturing facilities or warehouses. We also ship some of our manufactured products to customers by rail.

4 AVIENT CORPORATION

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
As of December 31, 2021, Avient employed approximately 8,700 people, 34% of which are located in the U.S. and Canada, 34% were located in Europe, Middle East, and Africa, 25% were located in Asia, and 7% were located in Latin America.
Safety and Health
The top priority at Avient is the safety and health of our associates, and our ultimate goal is to operate injury free. Progress toward this goal is measured at the business unit and regional levels, communicated globally, and linked to a number of recognition mechanisms. In 2021, we maintained world-class performance for our industry, with a recordable incident rate of 0.55 per 100 full-time workers per year as compared to industry average of 3.50 in 2020. We continue to be recognized as an American Chemistry Counsel Responsible Care® company and set high standards for our operations as we strive to achieve our goal of zero recordable injuries.
Employee Recruitment
We actively recruit and seek the best and the brightest talent through numerous channels, including job fairs, online talent networks, industry associations, referrals and campus recruiting. We recruit at more than 25 leading universities around the world and hire approximately 140 new graduates each year as full-time, co-ops or interns. We have launched seven highly coveted rotational development roles—from marketing to operational excellence to finance to IT—where newly hired associates rotate through various departments and jobs for up to two years, contributing their skills while also building diverse, well-rounded knowledge of our Company and its many stakeholders. We leverage global processes and systems to create a positive candidate experience with opportunities for both entry level and experienced hires.
Training and Development
Training and development opportunities are provided to all full-time and part-time associates through global programs and technology, to ensure a consistent and high-quality experience for all associates. Examples of training and development opportunities available to our employees include: regular performance feedback, career development discussions with managers, training and professional development courses through Avient Academy, and access to a global online learning platform.
Avient also offers nomination-based leadership development programs, such as NextGen, Elevate, Engage, and Lean Six Sigma, as well as Core Leadership, an open-enrollment program for leaders around the globe. Some of the topics covered by our training programs include: leadership development, safety, Lean Six Sigma concepts, technical and operational skills, and ethics and compliance.
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
Our commitment to diversity begins at the highest levels of our organization, as evidenced by the fact that 42% of our Board of Directors are female or racially diverse. From a management perspective, 64% of our CEO's direct reports are female, racially or ethnically diverse, which we believe sets the right tone and expectation for diversity and inclusion within the Company.
More broadly within the Company, our diversity and inclusion approach is fostered by multiple Employee Resource Groups that are driving improvements and opening opportunities throughout our organization. The vision that guides our collective efforts is consistent and unwavering: to be the Company of choice for all. It is from this vision
5 AVIENT CORPORATION

that our Employee Resource Groups were born and flourish today. Each group has its own mission and supporting activities, and their efforts coalesce to help educate and inspire our global workforce and fortify sustainable business practices.
Our Employee Resource Groups include: PRIDE at Avient (which is working to maintain a safe and accepting environment that enables LGBTQ+ associates to perform to their fullest potential and contribute to the success of our company), HYPE (which stands for Harnessing Young Potential Energy and is building a collaborative network of Avient’s young professionals), and LEAD by Women (which promotes diversity and inclusion by increasing access to the tools and resources necessary to build leadership skills and accelerate careers). In 2021, we launched our fourth Employee Resource Group called EMBRACE (which focuses on understanding and valuing the many diverse cultures and backgrounds of our associates).
The executive leadership team oversees our diversity and inclusion initiatives, which ensure that we have leadership accountability in advancing diversity and inclusion. In addition to bi-annual reviews with the leadership team, Avient has implemented recruiting guidelines to expand our diverse talent pipeline, with at least one-third of candidates being female or a U.S. minority.
Other initiatives, including Mentoring at Avient and campus partnerships, are vital for progress in our diversity and inclusion journey. We require equality of opportunity for all qualified individuals in accordance with applicable laws. Decisions on hiring, promotion, development, compensation or advancement are based solely on a person’s qualifications, abilities, experience and performance, except where local law requires us to take actions to increase employment opportunities for a specific group. The Avient Ethics Hotline serves as a mechanism for associates to anonymously report any perceived concerns regarding these topics.
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
•maintain a competitive pay program that serves to attract, retain, motivate and reward associates; and
•award individual pay commensurate with experience, level of responsibility, and marketability.
Associate Benefits: Awards and Recognition Programs
Our ongoing associate feedback is highly valued, discussed, and most importantly, acted upon to make improvements. This includes our culture and unique benefits we offer. In 2021, we continued to embrace and direct workplace flexibility and work from home arrangements to combat the spread of COVID-19 and protect our people. In addition, we continue to offer our global benefit of community service hours, where each associate is provided 16 hours of paid time off each year to participate in activities to support and help create more sustainable communities. We celebrate, reward and share our associates’ great work through our recognition programs, including those that all associates can earn for their extra effort and impact, as well as those that are specific to a position or role in the company, such as sales excellence.
A Great Place to Work®
To gauge how associates at Avient feel about our culture, we conduct employee engagement surveys. Last year, our first full year as Avient, we surveyed employees in over 40 countries, and more than 130 locations participated, providing actionable feedback to support our employee engagement efforts. Based on positive feedback from our employees, we proudly were recognized as a Great Place to Work® for the third consecutive survey taken.

Environmental, Health and Safety and Other Regulation
We are subject to various environmental laws and regulations that apply to the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment, and the generation, handling, storage, transportation, treatment and disposal of waste material. We endeavor to ensure the safe and lawful operation of our facilities in the manufacture and distribution of products, and we believe we are in material compliance with all applicable laws and regulations.
We maintain a disciplined environmental and occupational safety and health compliance program and conduct periodic internal and external regulatory audits at our facilities to identify and prevent potential environmental exposures, including compliance matters and operational risk reduction opportunities. This effort can result in
6 AVIENT CORPORATION

process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements.
We are strongly committed to safety as evidenced by our low injury incidence rate of 0.55 per 100 full-time workers per year in 2021 and 0.5 in 2020. The 2020 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 3.50. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on Avient's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance Avient places on having world-class environmental, health, safety and security performance.
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
Refer to Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements for discussion of environmental investigation and remediation matters and Item 1A. Risk Factors for discussion of matters pertaining to other regulation.
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
7 AVIENT CORPORATION

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, results of operations, financial position or cash flows. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, results of operations, financial position or cash flows could be adversely affected.
Global Operating Risks
Our operations could be adversely affected by various risks inherent in conducting operations worldwide.
We conduct a substantial portion of our business outside the U.S., with approximately 53% of our sales in foreign countries. We currently have many facilities located outside the U.S., as detailed in Item 2. “Properties.” Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent in international operations include, but are not limited to, the following:
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

8 AVIENT CORPORATION

Business Risks
Demand for and supply of our products and services have in the past been and may in the future be adversely affected by several factors, some of which we cannot predict or control.
Several factors have in the past and may in the future affect the demand for and supply of our products and services, including:
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
•changes in environmental regulations that limit our ability to sell our products and services in specific markets;
•changes in laws and regulations regarding plastic materials; and
•inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.
If any of these events occur in the future, the demand for and supply of our products and services could suffer and potentially lead to asset impairment or otherwise adversely affect our results.
Our manufacturing operations are subject to hazards and other risks associated with specialty formulation and the related storage and transportation of raw materials, products and wastes.
The occurrence of an operating problem at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing or distribution facility or on our operations as a whole, during and after the period of these operating difficulties. Operating problems may cause personal injury and/or loss of life, customer attrition and severe damage to or destruction of property and equipment and environmental damage. We are subject to present claims and potential future claims with respect to workplace exposure, workers’ compensation and other matters. Our property and casualty insurance, which we believe are of the types and in the amounts that are customary for the industry, may not fully insure us against all potential hazards that are incident to our business or otherwise could occur.
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
The cost of our electricity, fuel, logistics and raw materials may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Electricity and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control can also cause fluctuations in raw materials prices, which could negatively impact demand for our products and cause volatility in our results.

9 AVIENT CORPORATION

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
We depend on integrated information systems to conduct our business, including communicating with employees and customers, ordering and managing materials from suppliers, shipping products to customers, and analyzing and reporting results of operations. In addition, we store sensitive data, including proprietary business information, intellectual property and confidential employee or other personal data, on our servers and databases. Cybersecurity breaches, global information systems security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence; however, our systems, networks and products may nevertheless be vulnerable to advanced persistent threats or other types of system failures. Depending on their nature and scope, such threats and system failures could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could cause customers to cancel orders or otherwise adversely affect our reputation, competitiveness and results of operations. We have experienced cybersecurity incidents in the past and we could experience similar incidents in the future. To date, no cybersecurity incident or attack has had a material impact on our business or consolidated financial statements.
We are subject to risks associated with potential climate change legislation, regulation and international agreements.
Carbon emissions have become the subject of an increasing amount of state and local, regional, national, and international attention. Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. These future regulatory developments related to climate change are likely and could increase our operating and compliance costs, thereby impacting our business and consolidated financial statements.
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
10 AVIENT CORPORATION

debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
In addition, depending on our level of borrowing, our revolving credit facility requires us to comply under certain circumstances with specific financial tests, under which we are required to achieve certain or specific financial and operating results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under such agreements and instruments, which in certain circumstances could be a default under all of these agreements and instruments. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such event, we cannot assure that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt.
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
To service our indebtedness, we require a significant amount of cash.
Our ability to pay interest on our debt and to satisfy our other debt obligations depends in part upon our future financial and operating performance and that of our subsidiaries, and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings under our revolving credit facility provide adequate sources of liquidity, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2021, we had goodwill of $1,286.4 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions could result in goodwill impairment charges, which could adversely impact our results of operations. Based on our 2021 goodwill impairment test, performed as of October 1, 2021, no reporting units were identified as being at risk of future impairment. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies and Estimates” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
COVID-19 Pandemic Risks
The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business.
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our customers, employees, supply chain, and distribution network. In response to the pandemic, we implemented changes in our business designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitary procedures, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events. The scope and duration of the pandemic continues to be uncertain, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants could impact the stability of the economic recovery and growth. The extent to which our future operations may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted.
11 AVIENT CORPORATION

The COVID-19 pandemic has in the past and could in the future negatively impact our business, financial condition and results of operations in a number of ways, including, but not limited to:
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
The extent to which our business, results of operations, financial position or cash flows may ultimately be adversely impacted by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted. The impact of the COVID-19 pandemic may also exacerbate other risks and uncertainties described in this "Risk Factors" section, any of which could have a material effect on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio, we operate globally with principal locations consisting of 102 manufacturing sites and eight distribution facilities in North America, South America, Europe, the Middle East, Asia, and Africa. We own the majority of our manufacturing sites and lease our distribution facilities. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

12 AVIENT CORPORATION

Specialty Engineered Materials	Color, Additives and Inks			Distribution
1. Birmingham, Alabama	1. Glendale, Arizona	30. Toronto, Canada	59. Santa Clara, Mexico	1. Rancho Cucamonga, California
2. Englewood, Colorado	2. & 3. Phoenix, Arizona (c)	31. Maipu, Chile	60. Toluca, Mexico	2. Chicago, Illinois
3. Montrose, Colorado	4. Bethel, Connecticut	32. Chuzhou, China	61. Auckland, New Zealand	3. Eagan, Minnesota
4. North Haven, Connecticut	5. Dalton, Georgia	33. Guangzhou, China	62. Karachi, Pakistan	4. Edison, New Jersey
5. McHenry, Illinois	6. Kennesaw, Georgia	34. Pudong, China	63. Lahore, Pakistan	5. Statesville, North Carolina
6. Winona, Minnesota	7. Elk Grove Village, Illinois	35. & 36. Shanghai, China (d)	64. Lima, Peru	6. Elyria, Ohio
7. Hickory, North Carolina	8. West Chicago, Illinois	37. Suzhou, China	65. Konstantynow, Poland	7. La Porte, Texas
8. Avon Lake, Ohio	9. La Porte, Indiana	38. Tianjin, China	66. Kutno, Poland	8. Brampton, Ontario, Canada
9. Hatfield, Pennsylvania	10. Lewiston, Maine	39. Cota, Colombia	67. Jeddah, Saudi Arabia	(8 Distribution Facilities)
10. Changzhou, China	11. Holden, Massachusetts	40. Aland, Finland	68. Riyadh, Saudi Arabia
11. Shenzhen, China	12. Albion, Michigan	41. Cergy, France	69. Yanbu, Saudi Arabia
12. Suzhou, China	13. Minneapolis, Minnesota	42. Tossiat, France	70. Jurong, Singapore
13. Gaggenau, Germany	14. St. Louis, Missouri	43. Ahrensburg, Germany	71. Randburg, South Africa
14. Melle, Germany	15. Lockport, New York	44. Diez, Germany	72. Alicante, Spain
15. Leeuwarden, Netherlands	16. Mooresville, North Carolina	45. Lahnstein, Germany	73. Barcelona, Spain
16. Barbastro, Spain	17. Berea, Ohio	46. Guatemala City, Guatemala	74. Pamplona, Spain
17. Istanbul, Turkey	18. Massillon, Ohio	47. Gyor, Hungary	75. Sant Andreu, Spain
18. Leek, United Kingdom	19. North Baltimore, Ohio	48. Kalol, India	76. Malmoe, Sweden
Shanghai, China (b)	20. Norwalk, Ohio	49. Pune, India	77. Taoyuan, Taiwan
Pune, India (a)	21. Lehigh Valley, Pennsylvania	50. Rania, India	78. Bangkok, Thailand
Pamplona, Spain (a)	22. Mountain Top, Pennsylvania	51. Vashere, India	79. Phan Thong, Thailand
(18 Manufacturing Plants)	23. Vonore, Tennessee	52. Tangerang, Indonesia	80. Gazientep, Turkey
	24. Winchester, Virginia	53. Naas, Ireland	81. Gebze, Turkey
	25. Lomas de Zamora, Argentina	54. Lomagna, Italy	82. Barnsley, United Kingdom
	26. Assesse, Belgium	55. Merate, Italy	83. Knowsley, United Kingdom
	27. Louvain-La-Nueve, Belgium	56. Milan, Italy	84. Thuan An, Vietnam
	28. Itupeva, Brazil	57. Pogliano, Italy	(84 Manufacturing Plants)
	29. Suzano, Brazil	58. Butterworth, Malaysia
(a)Facility is not included in manufacturing plants total as it is also included as part of another segment.
(b)Facility is not included in manufacturing plants total as it is a design center/lab.
(c)There are two manufacturing plants located in Phoenix, Arizona.
(d)There are two manufacturing plants located in Shanghai, China.
ITEM 3. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
13 AVIENT CORPORATION

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 4, 2022.

Name	Age	Position
Robert M. Patterson	49	Chairman, President and Chief Executive Officer
Jamie A. Beggs	45	Senior Vice President, Chief Financial Officer
Cathy K. Dodd	56	Senior Vice President, President of Distribution
Michael A. Garratt	58	Senior Vice President, President Color, Additives and Inks, EMEA
Lisa K. Kunkle	53	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	57	Senior Vice President, Global Operations and Process Improvement
Woon Keat Moh	48	Senior Vice President, President of Color, Additives and Inks, Americas and Asia
Chris L. Pederson	55	Senior Vice President, President of Specialty Engineered Materials
Vinod Purayath, PhD	43	Senior Vice President, Chief Technology Officer
Joel R. Rathbun	49	Senior Vice President, Mergers & Acquisitions
João José San Martin Neto	61	Senior Vice President, Chief Human Resources Officer
Robert M. Patterson: Chairman, President and Chief Executive Officer, 2016 to date. President and Chief Executive Officer, 2014 to 2016. Executive Vice President and Chief Operating Officer, 2012 to 2014. Executive Vice President and Chief Financial Officer, 2011 to 2012. Senior Vice President and Chief Financial Officer, 2008 to 2011. Vice President and Treasurer of Novelis, Inc. (an aluminum rolled products manufacturer) from 2007 to 2008. Vice President, Controller and Chief Accounting Officer of Novelis from 2006 to 2007. Mr. Patterson served as Vice President and Segment Chief Financial Officer, Thermal and Flow Technology Segments of SPX Corporation (a multi-industry manufacturer and developer) from 2005 to 2006 and as Vice President and Chief Financial Officer, Cooling Technologies and Services of SPX from 2004 to 2005.
Jamie A. Beggs: Senior Vice President, Chief Financial Officer, 2020 to date. Senior Vice President and Chief Financial Officer of Hunt Consolidated, Inc. (a diversified holding company focused primarily in the energy industry) from 2017 through 2019. Vice President and Treasurer at Celanese Corporation (a global technology leader in the production of specialty materials and chemical products) from 2015 to 2017. Chief Financial Officer, Material Solutions at Celanese Corporation from 2011 to 2015. Prior to 2011, Ms. Beggs worked in various roles of increasing responsibility at Celanese Corporation in both business and finance from May 2007.
Cathy K. Dodd: Senior Vice President, President of Distribution, 2020 to date. Senior Vice President, Chief Commercial Officer from 2020 to 2020. Vice President, Marketing from 2014 to 2020. Director of Downstream Engagement and Design and Strategic Account Executive, Retail at Eastman Chemical Company (a global specialty chemical company that produces a broad range of advanced materials, additives and functional products, specialty chemicals, and fibers) from 2010 to 2014.
Michael A. Garratt: Senior Vice President, President Color, Additives and Inks, EMEA, 2020 to present. Senior Vice President, Chief Commercial Officer, 2016 to 2020. Senior Vice President, President of Performance Products and Solutions, 2013 to 2016. President, Marmon Utility (a manufacturer of medium-high voltage utility, subsea and down-hole power cables and molded insulator systems) from 2011 to 2013. Chief Operating Officer, Excel Polymers (a custom thermoset rubber formulator) from 2009 to 2010. Vice President and General Manager - Americas Compounding and Performance Additives, Excel Polymers from 2009 to 2009. Vice President and General Manager - Industrial and Consumer, Excel Polymers from 2005 to 2009. From 1996 to 2005, Mr. Garratt worked for DuPont Dow Elastomers, a joint venture of Dupont and Dow (global manufacturers of engineered thermoset rubber and thermoplastic elastomer materials) in market development and product management positions, culminating in a regional commercial leadership role for EMEA.
Lisa K. Kunkle: Senior Vice President, General Counsel and Secretary, 2015 to date. Vice President, General Counsel and Secretary, 2007 to 2015, Assistant General Counsel, 2007. Partner, Jones Day (a global law firm) from 2006 to 2007. Associate, Jones Day from August 1995 to January 2006.
M. John Midea, Jr.: Senior Vice President, Global Operations and Process Improvement, 2015 to date. President and Chief Executive Officer, Resco Products (a refractory products company) from 2012 to 2014. President and Chief Operating Officer, Ennis Traffic Safety Solutions (a traffic safety and infrastructure company) from 2008 to 2012. Vice President, North American - General Industrial, Valspar Corporation (a manufacturer of paints and coatings) from 2007 to 2008. Vice President and General Manager, Power Coatings, Valspar Corporation from 2002 to 2007.
14 AVIENT CORPORATION

Woon Keat Moh: Senior Vice President, President Color, Additives and Inks, Americas and Asia, April 2020 to date. Senior Vice President, President of Color, Additives and Inks, 2020 to 2020. Vice President of Asia, 2019 to 2019. General Manager of Specialty Engineered Materials Asia, 2014 to 2018. Sales Director of Color and Additives Asia, 2011 to 2014. Business Development Manager, Color and Additives Asia, 2010 to 2011. From 1999 to 2010, Mr. Moh worked for Clariant AG (a global manufacturer of color and additives masterbatch) in various roles of increasing responsibility, culminating in a commercial leadership role in Southeast Asia. He also served as a technical sales executive for Bayer AG (a manufacturer of pigments, dyestuffs, additives, chemical auxiliaries for textile, leather, paper and plastic industry) with its Specialty Products division from 1997 to 1999.
Chris L. Pederson: Senior Vice President, President of Specialty Engineered Materials, 2018 to date. Vice President, Strategy, Hexcel Corporation (a global leader in advanced composites technology) from 2017 to 2018. Vice President, Aerospace of Cytec Engineered Materials (a producer of specialty bonding adhesives and composite materials) from 2009 to 2016. Vice President, Research and Development of Cytec from 2004 to 2009. Mr. Pederson served as a Senior Engineer at Boeing (a global aerospace company) from 1992 to 2001.
Vinod Purayath, PhD: Senior Vice President, Chief Technology Officer, 2021 to date. Vice President, Technology, SunRise Memory Corp. (a semiconductor company based in California) from 2019 to 2021. Managing Director, Selective Removal Products Division, of Applied Materials, Inc. (a supplier of equipment, services and software for the manufacture of semiconductor chips) from 2013 to 2019. Dr. Purayath also served in various positions at Sandisk (a manufacturer of flash memory products) from 2005 to 2013, and as a Research Fellow at the Japan Advanced Institute for Science and Technology from 2003 to 2005.
Joel R. Rathbun: Senior Vice President, Mergers and Acquisitions, 2016 to date. General Manager, Specialty Engineered Materials North America, 2013 to 2016. Vice President, Mergers and Acquisitions, 2011 to 2013. Mr. Rathbun served as Senior Vice President, Mergers and Acquisitions, Moelis & Company (an American global independent investment bank) from 2008 to 2011. He also served as Executive Director, Mergers and Acquisitions of CIBC World Markets (an investment bank in the domestic and international equity and debt capital markets) from 2006 to 2008.
João José San Martin Neto: Senior Vice President, Chief Human Resources Officer, 2016 to date. Senior Director, Human Resources, Color, Additives and Inks, 2013 to 2016. Group Global Director, Human Resources, Engineered Products and Solutions from 2012 to 2013. Vice President Human Resources, Alcoa Power and Propulsion (a business unit of Alcoa Inc. specializing in titanium and aluminum castings) from 2009 to 2012. Vice President Human Resources, Alcoa Electrical & Electronic Solutions (a business unit of Alcoa Inc. specializing in the design, development and production of electrical and electronic distribution systems) from 2003 to 2009.
15 AVIENT CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are traded on the New York Stock Exchange under the symbol “AVNT.”
As of February 4, 2022, there were 1,543 holders of record of our common shares.
We currently have an authorized common share repurchase program. For the full year 2021, we repurchased 0.1 million common shares at a weighted average share price of $42.43. During the three months ended December 31, 2021, we repurchased no common shares as shown in the table below.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	5,757,472
November 1 to November 30	—	$—	—	5,757,472
December 1 to December 31	—	$—	—	5,757,472
Total	—	$—	—

(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of December 31, 2021, approximately 5.8 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. [RESERVED]

16 AVIENT CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Unless otherwise noted, the discussion that follows includes a comparison of our results of operations, liquidity and capital resources, and cash flows for fiscal years 2021 and 2020. For a discussion of changes from fiscal year 2019 to fiscal year 2020, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
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
Our Business
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2021 sales of $4.8 billion, we have manufacturing sites and distribution facilities around the globe, with 69% and 46% of our respective Color, Additives and Inks and Specialty Engineered Materials segments' sales outside the United States. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics.
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
We are also committed to sustainability through our four cornerstones of People, Products, Planet, and Performance. Part of our long term investment in sustainability started in January 2019, when Avient, along with 29 other member companies, joined together as founding members of the Alliance to End Plastic Waste (AEPW). The AEPW has thus far committed over $1.5 billion to help end plastic waste in the environment through investment in infrastructure, innovation, education, and clean-up activities. The AEPW enables and brings to scale solutions to minimize and manage plastic waste and promote solutions for used plastics that move towards a circular economy. Our commitment to AEPW confirms the importance we place on being a global leader in all aspects of how we define sustainability: People, Products, Planet and Performance. We have invested and are making important contributions in each, which are discussed in depth in our sustainability report.
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
17 AVIENT CORPORATION

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
Recent Developments
COVID-19
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our employees, customers, supply chain and distribution network. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has in the past adversely affected, and could in the future adversely affect our business. While we concluded there were no indicators of impairment as of December 31, 2021, any significant sustained adverse change in financial results or macroeconomic conditions could result in future impairments of long-lived assets. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.
Clariant Color Acquisition
On July 1, 2020, the Company completed the Clariant Color Acquisition. The Clariant Color Acquisition increased the Company's scale, product depth and geographic reach in its Color, Additives and Inks segment. Clariant Color has leading portfolios of solid and liquid colorants that include sustainable solutions for alternative energy, and reduced material requirements for packaging and light weighting. In connection with the completion of the Clariant Color Acquisition and effective as of June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation. In conjunction with its rebranding and new name, the Company also changed its ticker symbol from "POL" to "AVNT", effective at the start of trading on July 13, 2020.
Total consideration paid by the Company to complete the Clariant Color Acquisition was $1.4 billion net of cash and debt. To finance the Clariant Color Acquisition, the Company used $496.1 million of net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million of net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of PP&S.
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
Highlights and Executive Summary
A summary of Avient’s sales, operating income, income from continuing operations, net of income taxes and net income from continuing operations attributable to Avient common shareholders is included in the following table:

(In millions)	2021	2020	2019
Sales	$4,818.8	$3,242.1	$2,862.7
Operating income	381.2	189.3	156.8
Net income from continuing operations, net of income taxes	230.6	133.8	75.7
Net income from continuing operations attributable to Avient common shareholders	230.8	132.0	75.5

18 AVIENT CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2021 versus 2020
(Dollars in millions, except per share data)	2021	2020	2019	Change	% Change
Sales	$4,818.8	$3,242.1	$2,862.7	$1,576.7	48.6%
Cost of sales	3,719.2	2,457.8	2,205.5	(1,261.4)	(51.3)%
Gross margin	1,099.6	784.3	657.2	315.3	40.2%
Selling and administrative expense	718.4	595.0	500.4	(123.4)	(20.7)%
Operating income	381.2	189.3	156.8	191.9	101.4%
Interest expense, net	(75.3)	(74.6)	(59.5)	(0.7)	(0.9)%
Other (expense) income, net	(1.3)	24.3	12.1	(25.6)	nm
Income from continuing operations before income taxes	304.6	139.0	109.4	165.6	119.1%
Income tax expense	(74.0)	(5.2)	(33.7)	(68.8)	nm
Net income from continuing operations	$230.6	$133.8	$75.7	$96.8	72.3%
(Loss) income from discontinued operations, net of income taxes	—	(0.4)	513.1	0.4	nm
Net income	230.6	133.4	588.8	97.2	72.9%
Net loss (income) attributable to noncontrolling interests	0.2	(1.8)	(0.2)	2.0	nm
Net income attributable to Avient common shareholders	$230.8	$131.6	$588.6	$99.2	75.4%

Earnings per share attributable to Avient common shareholders - basic:
Continuing operations	$2.53	$1.47	$0.98
Discontinued operations	—	(0.01)	6.64
Total	$2.53	$1.46	$7.62

Earnings per share attributable to Avient common shareholders - diluted:
Continuing operations	$2.51	$1.46	$0.97
Discontinued operations	—	(0.01)	6.61
Total	$2.51	$1.45	$7.58

nm - not meaningful
Sales
Sales increased $1,576.7 million, or 48.6%, in 2021 compared to 2020, due to the Clariant Color Acquisition, as well as growth in many end markets and price increases associated with raw material inflation.
Cost of sales
As a percent of sales, cost of sales increased from 75.8% in 2020 to 77.2% in 2021, primarily as a result of rising raw material costs.
Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2021 increased $123.4 million compared to 2020, primarily driven by the Clariant Color Acquisition.
Other (expense) income, net
Other income, net decreased $25.6 million in 2021 as compared to 2020 due to a mark-to-market adjustment and curtailments on our pension and other post-employment benefit obligations that resulted in a loss of $9.4 million in 2021, while it resulted in a gain of $17.2 million in 2020 (see Note 11, Employee Benefit Plans to the accompanying condensed consolidated financial statements). All components of net periodic benefit cost, except for service costs, are presented herein.

19 AVIENT CORPORATION

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

	Twelve Months Ended December 31,
(In millions)	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Tax (benefit) expense on GILTI and FDII	(1.7)	3.1
International tax on certain current and prior year earnings	1.4	2.0
Net impact of non-deductible acquisition earnouts and transaction cost	0.1	1.8
Research and development credit	(0.8)	(2.1)
Carryback of capital losses	(0.4)	(13.1)
State and local tax, net	1.4	(3.4)
International tax rate differential	(0.2)	(2.7)
International permanent items	0.2	(5.2)
Net impact of uncertain tax positions	0.7	1.0
Changes in valuation allowances	1.7	0.5
Other	0.9	0.8
Effective income tax rate	24.3%	3.7%

2021 compared to 2020
For 2021, we recognized a U.S. tax benefit of $5.5 million (1.7%) from decreased tax on GILTI and FDII arising from higher domestic income. This benefit compared to tax expense on GILTI and FDII of $4.3 million (3.1%) for 2020.
We recognized a tax benefit of $1.2 million (0.4%) and $18.2 million (13.1%) in 2021 and 2020, respectively, from a carryback of capital losses.
For 2021, state and local tax expense was $4.2 million (1.4%), which resulted from normal operations. In 2020, we had a state and local tax benefit of $4.7 million (3.4%), which included favorable prior year tax provision adjustments and a state tax benefit from carryback of capital losses.
For 2021, international permanent items included the favorable tax effect of notional interest deductions and a change in a foreign tax rate. Offsetting these items were withholding taxes on intercompany foreign-to-foreign income and deferred tax adjustments which resulted in a net unfavorable tax impact of $0.6 million (0.2%). For 2020, International permanent items also included the favorable tax effect of notional interest deductions, favorable tax treatment of foreign exchanges losses, partially offset by non-deductibility of interest expense related to the receipt of tax-exempt dividends, which resulted in a net favorable tax impact of $7.2 million (5.2%).

20 AVIENT CORPORATION

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
Sales and Operating Income

			2021 versus 2020
(Dollars in millions)	2021	2020	Change	% Change
Sales:
Color, Additives and Inks	$2,401.6	$1,502.9	$898.7	59.8%
Specialty Engineered Materials	918.9	708.8	210.1	29.6%
Distribution	1,630.9	1,110.3	520.6	46.9%
Corporate and eliminations	(132.6)	(79.9)	(52.7)	(66.0)%
Sales	$4,818.8	$3,242.1	$1,576.7	48.6%

Operating income:
Color, Additives and Inks	$303.1	$180.8	$122.3	67.6%
Specialty Engineered Materials	132.0	94.4	37.6	39.8%
Distribution	93.2	69.5	23.7	34.1%
Corporate and eliminations	(147.1)	(155.4)	8.3	5.3%
Operating income	$381.2	$189.3	$191.9	101.4%

Operating income as a percentage of sales:
Color, Additives and Inks	12.6%	12.0%	0.6%	points
Specialty Engineered Materials	14.4%	13.3%	1.1%	points
Distribution	5.7%	6.3%	(0.6)%	points
Total	7.9%	5.8%	2.1%	points

21 AVIENT CORPORATION

Color, Additives and Inks
Sales increased $898.7 million, or 59.8%, in 2021 compared to 2020, primarily due to the Clariant Color Acquisition, as well as growth in nearly all end markets and regions and price increases associated with raw material inflation.
On a pro forma basis to include Clariant Color in all periods, sales increased by $359.5 million, or 18.0%, in 2021 compared to 2020, as a result of growth in nearly all end markets and regions as well as price increases associated with raw material inflation. Favorable foreign exchange also contributed 2%.
Operating income increased $122.3 million, or 67.6%, in 2021 compared to 2020 primarily due to the Clariant Color Acquisition, as well as growth in nearly all end markets and price increases associated with raw material inflation.
On a pro forma basis to include Clariant Color in all periods, operating income increased by 34.0% in 2021 compared to 2020, as a result of the sales growth discussed above and capture of integration synergies, partially offset by raw material and cost inflation.
Specialty Engineered Materials
Sales increased by $210.1 million, or 29.6%, in 2021 compared to 2020, largely driven by high demand for advanced composite materials and growth in many end markets.
Operating income increased by $37.6 million in 2021 compared to 2020 due to increased sales and continued growth of higher margin specialty and composites solutions.
Distribution
Sales increased $520.6 million, or 46.9%, in 2021 compared to 2020 driven by increased demand as well as higher average selling prices. Operating income increased $23.7 million, or 34.1%, in 2021 compared to 2020 as a result of the sales growth discussed above, partially offset by raw material cost inflation.
Corporate and Eliminations
Costs declined $8.3 million in 2021 compared to 2020 primarily due to lower acquisition related expense.
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
The following table summarizes our liquidity as of December 31, 2021:

(In millions)
Cash and cash equivalents	$601.2
Revolving credit availability	485.5
Liquidity	$1,086.7

As of December 31, 2021, approximately 71% of the Company’s cash and cash equivalents resided outside the United States.
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
Expected sources of cash needed to satisfy cash requirements in 2022 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2022 include interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, capital expenditures and debt repayment. Capital expenditures are currently estimated to be approximately $135 million in 2022, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
22 AVIENT CORPORATION

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

(In millions)	2021	2020	2019
Cash provided by (used by):
Operating Activities	$233.8	$221.6	$300.8
Investing Activities	(150.2)	(1,431.6)	611.9
Financing Activities	(114.6)	982.0	(218.3)
Effect of exchange rate on cash	(17.3)	12.8	(0.6)
Net (decrease) increase in cash and cash equivalents	$(48.3)	$(215.2)	$693.8
Operating activities
In 2021, net cash provided by operating activities was $233.8 million as compared to $221.6 million in 2020, as greater earnings, lower payments for taxes and the absence of earn out payments from prior acquisitions were largely offset by the build in working capital to support the sales growth realized in 2021.
Investing Activities
Net cash used by investing activities during 2021 of $150.2 million primarily reflects $47.6 million related to the Magna Acquisition and capital expenditures of $100.6 million.
Financing Activities
Net cash used by financing activities in 2021 primarily reflects $77.7 million in dividends paid and the repayment of long term debt of $18.5 million.
Total Debt
The following table summarizes debt as presented at December 31, 2021 and 2020.

(In millions)	2021	2020
Senior secured revolving credit facility due 2026	$—	$—
5.25% senior notes due 2023	598.6	597.5
5.75% senior notes due 2025	643.2	641.2
Senior secured term loan due 2026	605.3	610.0
Other debt	11.8	23.9
Total debt	$1,858.9	$1,872.6
Less short-term and current portion of long-term debt	8.6	18.6
Total long-term debt, net of current portion	$1,850.3	$1,854.0

The Company maintains a senior secured revolving credit facility, which matures on October 26, 2026 and provides a maximum borrowing facility size of $500 million, subject to a borrowing base with advances against certain U.S. and international accounts receivable, inventory and other assets as specified in the agreement. On October 26, 2021, the Company and certain of its subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement (the ABL Amendment) with Wells Fargo Capital Finance, LLC, as administrative agent (in such capacity, Administrative Agent) and the various lenders and other agents party thereto. The ABL Amendment amends the Third Amended and Restated Credit Agreement, dated June 28, 2019, by and among the Company and certain subsidiaries of the Company party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto. The ABL Amendment, among other things, (i) increased the Company’s total revolving credit line to $500 million (which may be increased by up to $150 million subject to the Company meeting certain requirements and obtaining commitments for such increase) (the Revolving Credit Facility), subject to the borrowing base limitations, (ii) extended the maturity date of the Revolving Credit Facility to October 26, 2026 (subject to certain exceptions), (iii) modified the borrowing base to include qualified cash subject to certain limitations, (iv) modified the applicable margin and the unused line fee to be based on availability, and (v) modified certain negative covenants to provide additional flexibility. As of December 31, 2021, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $485.5 million. As of December 31, 2020, we had no borrowings under our Revolving Credit Facility, which had remaining availability of $278.2 million.

23 AVIENT CORPORATION

On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The total principal repayments for the year ended December 31, 2021 were $6.5 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants. As of December 31, 2021, we were in compliance with all customary financial and restrictive covenants pertaining to our debt.
For additional information regarding our debt, please see Note 6, Financing Arrangements to the accompanying condensed consolidated financial statements.
Letters of Credit
Our Revolving Credit Facility provides up to $50.0 million for the issuance of letters of credit, $12.1 million of which was used at December 31, 2021. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. The following table summarizes our obligations as of December 31, 2021 that are expected to impact liquidity and cash flow in future periods. See Liquidity and Capital Resources for additional discussion of our ability to generate and access cash to meet requirements as well as plans for use of cash in both the short-term and long-term.

	Payment Due by Period
(In millions)	Total	2022	2023	2024	2025	2026	Thereafter
Total debt (1)	$1,873.3	$8.6	$608.6	$8.6	$658.7	$6.9	$581.9
Operating leases	81.3	26.3	19.8	12.6	7.7	4.6	10.3
Interest on long-term debt obligations (2)	241.8	84.4	68.5	52.6	33.7	1.6	1.0
Pension and post-retirement obligations (3)	89.4	9.5	8.9	8.7	9.0	9.0	44.3
Purchase obligations (4)	40.5	27.5	8.1	3.0	1.5	0.4	—
Total	$2,326.3	$156.3	$713.9	$85.5	$710.6	$22.5	$637.5
(1)Total debt includes both the current and long-term portions of debt and capital lease obligations.
(2)Represents estimated contractual interest payments for all outstanding debt.
(3)This represents estimates related to the funding obligations of our pension and other post retirement plans. These contributions are based on actuarial estimates of future assumed payments based upon retirement and payment patterns for a 10-year period. The estimates in the table may differ materially from actual future payments due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension post retirement benefit plans, including (i) interest rate levels (ii) the amount and timing of asset returns and (iii) what, if any, changes may occur in pension funding legislation.
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

24 AVIENT CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Environmental Liabilities
•    Based upon our estimates, we had an undiscounted accrual of $124.5 million at December 31, 2021 for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable.
•    With respect to the former Goodrich Corporation Calvert City site, the United States Environmental Protection Agency (USEPA) issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial design. In October 2019, the USEPA sent a Special Notice Letter to Avient, Westlake Vinyls, and Goodrich Corporation, inviting negotiation of a Consent Decree to perform the remedial actions at the site. In 2020, the three companies, USEPA, and the US Department of Justice signed the agreed Consent Decree, which received Federal Court approval in January 2021.
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
•    As we progress through certain benchmarks such as completion of the remedial design and remedial action, additional information will become available that may require an adjustment to our existing reserves.

25 AVIENT CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Pension and Other Post-retirement Plans
•    We account for our defined benefit pension plans and other post-retirement plans in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASC) Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. In 2021, we recognized a $9.4 million loss that was primarily the result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was an increase in our year end discount rate from 2.47% to 2.69%.

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
•     To develop our expected long-term return on plan assets, we consider historical and forward looking long-term asset returns and the expected investment portfolio mix of plan assets. The weighted-average expected long-term rate of return on plan assets was 4.86% for 2021, 5.05% for 2020 and 5.68% for 2019.
•     Life expectancy is a significant assumption that impacts our pension and other post-retirement benefits obligation. During 2020, we adopted the MP-2020 mortality improvement scale which was issued by the Society of Actuaries in October 2020.

•    The expected long-term return on plan assets utilized as of January 1, 2021 and 2020 was 4.86% and 5.05%, respectively. An increase/decrease in our expected long-term return on plan assets of 50 basis points as of December 31, 2021 would result in a change of approximately $2.5 million to 2022 net periodic benefit cost.

Income Taxes
• We account for income taxes using the asset and liability method under FASB ASC Topic 740. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
• We recognize net tax benefits under the recognition and measurement criteria of FASB ASC Topic 740, Income Taxes, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We record interest and penalties related to uncertain tax positions as a component of income tax expense.

• The utilization of certain deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors, such as changes in tax laws. We have provided valuation allowances as of December 31, 2021, aggregating to $19.6 million against certain international, state and local net operating loss carryforwards and other deferred tax assets. As of December 31, 2021, the gross liability for unrecognized income tax benefits, including interest and penalties, totaled $21.3 million.
• Undistributed and indefinitely reinvested earnings for certain consolidated non-U.S. subsidiaries were approximately $489 million as of December 31, 2021. No tax provision was made on these earnings as APB 23 provides guidance that U.S. companies do not need to recognize tax effects on international earnings that are indefinitely reinvested. Additionally, no deferred income taxes were recorded on taxable outside basis differences as it was not practicable to determine the tax provision impact.

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
•      Based on our 2021 annual impairment test performed on October 1st where both quantitative and qualitative tests were performed, we determined there were no reporting units considered to be at risk of impairment. We believe that the current assumptions and estimates are reasonable, supportable and appropriate. The business could be impacted by unforeseen changes in market factors or opportunities, which could impact our existing assumptions used in our impairment test. As such, there can be no assurance that these estimates and assumptions made for the purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

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

•     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges related to our indefinite lived trade name
•     Based on our 2021 annual impairment test, no trade names were considered at risk.

Recent and Future Adoption of Accounting Standards
Information regarding recent and future adoption of accounting standards can be found in Note 1, Description of Business and Summary of Significant Accounting Policies, to the accompanying consolidated financial statements and is incorporated by reference herein.
27 AVIENT CORPORATION

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
Interest rate exposure — Interest on our Revolving Credit Facility and senior secured term loan is based upon a Prime rate or LIBOR, plus a margin. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2021.
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
We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive (loss) income in the Shareholders’ equity section of the accompanying Consolidated Balance Sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.
28 AVIENT CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29 AVIENT CORPORATION

MANAGEMENT’S REPORT
The management of Avient Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of Avient Corporation as of and for the year ended December 31, 2021.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2021 and found them to be effective.
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
Management has assessed the effectiveness of Avient’s internal control over financial reporting as of December 31, 2021 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 66 of this Annual Report, which concludes that as of December 31, 2021, Avient’s internal control over financial reporting was effective and that no material weaknesses were identified.

/s/ ROBERT M. PATTERSON	/s/ JAMIE A. BEGGS

Robert M. Patterson	Jamie A. Beggs
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 22, 2022

30 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Avient Corporation
Opinion on Internal Control over Financial Reporting
We have audited Avient Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avient Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Avient Corporation as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes of Avient Corporation and our report dated February 22, 2022, expressed an unqualified opinion thereon.
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

February 22, 2022

31 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Avient Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avient Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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

32 AVIENT CORPORATION

Environmental Accrued Liabilities
Description of the Matter
As described in Note 12 to the consolidated financial statements, the environmental accrued liability as of December 31, 2021 is approximately $124.5 million and is comprised primarily of the cost estimate for the Calvert City location of $113.2 million. The Company records an accrual for probable future environmental remediation projects on an undiscounted basis which represents management’s best estimate of probable future costs based upon currently available information and technology and management’s view of the most likely remedy.

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

Accounting for the Clariant Color Business Combination
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, on July 1, 2020, the Company completed its acquisition of the equity interests in the global color business of Clariant AG and certain assets of Clariant Chemicals (India) Limited. The business and assets are collectively referred to as the Clariant Color Acquisition. Total consideration paid by the Company to complete the Clariant Color Acquisition was approximately $1.4 billion, net of cash and debt. The acquisition is being accounted for under the acquisition method of accounting. As of June 30, 2021, the purchase accounting for the Clariant Color Acquisition was finalized.

33 AVIENT CORPORATION

Accounting for the Clariant Color Business Combination (continued)

Auditing the Company’s accounting for the allocation of the purchase price to the identifiable assets and liabilities for the Clariant Color Acquisition was complex due to the significant estimation in determining the fair value of identifiable intangible assets, which principally consisted of customer relationships and developed technology. The Company used the relief from royalty and multi-period excess earnings method to determine the fair value of developed technology and customer relationships, respectively. The high degree of subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results including revenue growth rates, profitability, and royalty rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the determination of the fair value of the identifiable intangible assets. For example, we tested controls over management’s review of the fair value methodologies and significant assumptions described above.

To test the estimated fair values of the acquired intangible assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the intangible assets that would result from changes in the assumptions. We utilized our specialist in assessing the methodologies applied and evaluating significant assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements regarding the acquisition.

/s/ Ernst & Young LLP

We have served as Avient Corporation's auditor since 1993.
Cleveland, Ohio
February 22, 2022
34 AVIENT CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Sales	$4,818.8	$3,242.1	$2,862.7
Cost of sales	3,719.2	2,457.8	2,205.5
Gross margin	1,099.6	784.3	657.2
Selling and administrative expense	718.4	595.0	500.4
Operating income	381.2	189.3	156.8
Interest expense, net	(75.3)	(74.6)	(59.5)
Other (expense) income, net	(1.3)	24.3	12.1
Income from continuing operations before income taxes	304.6	139.0	109.4
Income tax expense	(74.0)	(5.2)	(33.7)
Net income from continuing operations	230.6	133.8	75.7
(Loss) income from discontinued operations, net of income taxes	—	(0.4)	513.1
Net income	230.6	133.4	588.8
Net loss (income) attributable to noncontrolling interests	0.2	(1.8)	(0.2)
Net income attributable to Avient common shareholders	$230.8	$131.6	$588.6

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$2.53	$1.47	$0.98
Discontinued operations	—	(0.01)	6.64
Total	$2.53	$1.46	$7.62

Earnings per share attributable to Avient common shareholders - Diluted:
Continuing operations	$2.51	$1.46	$0.97
Discontinued operations	—	(0.01)	6.61
Total	$2.51	$1.45	$7.58

Weighted-average shares used to compute earnings per common share:
Basic	91.4	90.1	77.2
Plus dilutive impact of share-based compensation	0.7	0.5	0.5
Diluted	92.1	90.6	77.7

Anti-dilutive shares not included in diluted common shares outstanding	—	0.8	0.6

Cash dividends declared per share of common stock	$0.875	$0.820	$0.788
The accompanying notes to the consolidated financial statements are an integral part of these statements.

35 AVIENT CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2021	2020	2019
Net income	$230.6	$133.4	$588.8
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(75.2)	110.6	2.2
Cash flow hedges	3.2	(1.6)	(2.5)
Total other comprehensive (loss) income	(72.0)	109.0	(0.3)
Total comprehensive income	158.6	242.4	588.5
Comprehensive loss (income) attributable to noncontrolling interests	0.2	(1.8)	(0.2)
Comprehensive income attributable to Avient common shareholders	$158.8	$240.6	$588.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 AVIENT CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$601.2	$649.5
Accounts receivable, net	642.3	516.6
Inventories, net	461.1	327.5
Other current assets	122.4	108.5
Total current assets	1,827.0	1,602.1
Property, net	676.1	694.9
Goodwill	1,286.4	1,308.1
Intangible assets, net	925.2	1,008.5
Operating lease assets, net	74.1	80.9
Other non-current assets	208.4	176.0
Total assets	$4,997.2	$4,870.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$8.6	$18.6
Accounts payable	553.9	471.7
Current operating lease obligations	24.2	25.1
Accrued expenses and other current liabilities	353.9	285.6
Total current liabilities	940.6	801.0
Non-current liabilities:
Long-term debt	1,850.3	1,854.0
Pension and other post-retirement benefits	100.0	115.0
Deferred income taxes	100.6	140.0
Non-current operating lease obligations	50.1	56.0
Other non-current liabilities	165.1	192.8
Total non-current liabilities	2,266.1	2,357.8

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,511.8	1,513.3
Retained earnings	1,208.0	1,057.4
Common shares held in treasury, at cost, 30.6 shares in 2021 and 30.9 shares in 2020	(900.7)	(901.2)
Accumulated other comprehensive (loss) income	(45.6)	26.4
Avient shareholders’ equity	1,774.7	1,697.1
Noncontrolling interest	15.8	14.6
Total equity	1,790.5	1,711.7
Total liabilities and equity	$4,997.2	$4,870.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 AVIENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2021	2020	2019
Operating activities
Net income	$230.6	$133.4	$588.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	—	—	(457.7)
Depreciation and amortization	144.2	111.8	87.5
Accelerated depreciation	1.7	3.2	—
Deferred income tax benefit	(27.3)	(1.7)	(3.2)
Share-based compensation expense	11.2	11.3	11.6
Changes in assets and liabilities, net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(143.1)	(4.6)	29.7
(Increase) decrease in inventories	(139.5)	40.2	40.2
Increase (decrease) in accounts payable	95.3	78.4	(22.7)
(Decrease) increase in pension and other post-retirement benefits	(10.9)	30.7	(19.7)
Increase in post-acquisition earnout liabilities	—	1.0	36.4
Increase (decrease) in accrued expenses and other assets and liabilities - net	71.6	(2.0)	9.9
Taxes paid on gain on divestiture	—	(142.0)	—
Payment of post-acquisition date earnout liability	—	(38.1)	—
Net cash provided by operating activities	233.8	221.6	300.8

Investing activities
Capital expenditures	(100.6)	(63.7)	(81.7)
Business acquisitions, net of cash acquired	(47.6)	(1,380.2)	(119.6)
Net proceeds from divestiture	—	7.1	761.8
Other investing activities	(2.0)	5.2	51.4
Net cash (used) provided by investing activities	(150.2)	(1,431.6)	611.9

Financing activities
Debt offering proceeds	—	650.0	—
Borrowings under credit facilities	—	—	963.4
Repayments under credit facilities	—	—	(1,083.9)
Purchase of common shares for treasury	(4.2)	(22.4)	(26.9)
Cash dividends paid	(77.7)	(71.3)	(60.3)
Repayment of other debt	—	—	(1.8)
Repayment of long-term debt	(18.5)	(7.8)	(6.5)
Payments on withholding tax on share awards	(10.7)	(2.3)	(2.1)
Debt financing costs	—	(9.5)	(0.2)
Equity offering proceeds, net of underwriting discount and issuance costs	—	496.1	—
Payment of acquisition date earnout liability	—	(50.8)	—
Other financing activities	(3.5)	—	—
Net cash (used) provided by financing activities	(114.6)	982.0	(218.3)
Effect of exchange rate changes on cash	(17.3)	12.8	(0.6)
(Decrease) increase in cash and cash equivalents	(48.3)	(215.2)	693.8
Cash and cash equivalents at beginning of year	649.5	864.7	170.9
Cash and cash equivalents at end of year	$601.2	$649.5	$864.7
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 AVIENT CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2019	122.2	(44.5)	$1.2	$1,166.9	$472.9	$(1,018.7)	$(82.3)	$540.0	$0.6	$540.6
Net income	—	—	—	—	588.6	—	—	588.6	0.2	588.8
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	—	—
Cash dividends declared (1)	—	—	—	—	(60.3)	—	—	(60.3)	—	(60.3)
Repurchase of common shares	—	(1.0)	—	—	—	(26.9)	—	(26.9)	—	(26.9)
Share-based compensation and exercise of awards	—	0.2	—	8.3	—	2.5	—	10.8	—	10.8
Balance at December 31, 2019	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	131.6	—	—	131.6	1.8	133.4
Other comprehensive income	—	—	—	—	—	—	109.0	109.0	—	109.0
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Cash dividends declared (1)	—	—	—	—	(75.1)	—	—	(75.1)	—	(75.1)
Repurchase of common shares	—	(1.0)	—	—	—	(22.4)	—	(22.4)	—	(22.4)
Common shares equity offering	—	15.3	—	334.8	—	161.3	—	496.1	—	496.1
Share-based compensation and exercise of awards	—	0.1	—	3.3	—	3.0	—	6.3	—	6.3
Acquisitions/other	—	—	$—	$—	$(0.3)	$—	$—	$(0.3)	$12.8	$12.5
Balance at December 31, 2020	122.2	(30.9)	1.2	1,513.3	1,057.4	(901.2)	26.4	1,697.1	14.6	1,711.7
Net income	—	—	—	—	230.8	—	—	230.8	(0.2)	230.6
Other comprehensive income	—	—	—	—	—	—	(72.0)	(72.0)	—	(72.0)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	1.4	1.4
Cash dividends declared (1)	—	—	—	—	(80.2)	—	—	(80.2)	—	(80.2)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.4	$—	$0.9	$—	$4.7	$—	$5.6	$—	$5.6
Acquisitions/other	—	—	$—	$(2.4)		$—	$—	$(2.4)		$(2.4)
Balance at December 31, 2021	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5

(1) Dividends declared per share were $0.875, $0.820, and $0.788 for the years ended December 31, 2021, 2020 and 2019, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 AVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, color and additive systems and polymer distribution. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities across North America, South America, Europe, the Middle East, Asia, and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Our operations are reported in three reportable segments: Color, Additives and Inks; Specialty Engineered Materials; and Distribution. See Note 15, Segment Information, for more information.
Accounting Standards Adopted
On January 1, 2021, the Company adopted Financial Accounting Standards Board (FASB) Account Standards Update (ASU) 2019-12, Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB Accounting Standards Codification (ASC) 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not result in any material impact.
Accounting Standards Not Yet Adopted
ASU 2020-04, Reference Rate Reform (ASU 2020-04), provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. These expedients are effective for the period from March 2020 to December 31, 2022. The Company has not adopted any of the expedients or exceptions through December 31, 2021 but will continue to evaluate the impact of adopting this standard on our consolidated financial statements and disclosures.
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

40 AVIENT CORPORATION

Inventories
Raw materials and finished goods are carried at lower of cost or market using either the weighted average cost or the first-in, first-out (FIFO) method. The inventory reserve totaled $24.5 million and $22.5 million at December 31, 2021 and 2020, respectively.
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
We account for operating and finance leases under the provisions of FASB ASC Topic 842.
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The useful lives range up to 20 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2021, 2020 or 2019.
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
Our annual measurement date for testing impairment of goodwill and indefinite-lived intangibles is October 1. We completed our testing of impairment as of October 1, noting no impairment in 2021, 2020 or 2019. There are no reporting units identified as at-risk of impairment. The future occurrence of a potential indicator of impairment would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on October 1, 2022.
We test our goodwill either quantitatively or qualitatively for impairment. For our quantitative approach, we use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
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
41 AVIENT CORPORATION

Indefinite-lived intangible assets primarily consist of the GLS, ColorMatrix, Gordon Composites, and Fiber-Line trade names. Indefinite-lived intangible assets are tested, quantitatively or qualitatively, for impairment annually at the same time we test goodwill for impairment. For our quantitative approach, the implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps: (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value using a weighted-average cost of capital that is determined based on current market conditions. This fair value is then compared with the carrying value of the trade name.
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
We are exposed to foreign currency changes and to changes in cash flows due to changes in our contractually specified interest rates (e.g., LIBOR) in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, in accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, we assess at inception whether the financial instruments used in the hedging transaction are highly effective at offsetting changes in either the fair values or cash flows of the underlying exposures. If highly effective, any subsequent test may be done qualitatively.
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
42 AVIENT CORPORATION

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) in 2021, 2020 and 2019 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Cash Flow Hedges	Total
Balance at January 1, 2019	$(86.2)	$5.2	$(1.3)	$(82.3)
Translation Adjustments	(6.9)	—	—	(6.9)
Unrealized losses	9.1	—	(2.5)	6.6
Balance at December 31, 2019	(84.0)	5.2	(3.8)	(82.6)
Translation Adjustments	152.3	—	—	152.3
Unrealized losses	(41.7)	—	(1.6)	(43.3)
Balance at December 31, 2020	26.6	5.2	(5.4)	26.4
Translation Adjustments	(127.7)	—	—	(127.7)
Unrealized gains	52.5	—	3.2	55.7
Balance at December 31, 2021	$(48.6)	$5.2	$(2.2)	$(45.6)

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
Research and Development Expense
Research and development costs of $83.2 million in 2021, $59.8 million in 2020 and $50.6 million in 2019 are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service
43 AVIENT CORPORATION

periods in the accompanying Consolidated Statements of Income. As of December 31, 2021, we had one active share-based employee compensation plan, which is described more fully in Note 14, Share-Based Compensation.
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
Note 2 — BUSINESS COMBINATIONS
On July 1, 2020, we completed our acquisition of the equity interests in the global color business of Clariant AG, a corporation organized and existing under the law of Switzerland (Clariant), and certain assets of Clariant Chemicals (India) Limited, a public limited company incorporated in India and an indirect majority owned subsidiary of Clariant (Clariant India). The business and assets are collectively referred to as Clariant Color and the acquisitions are collectively referred to as the Clariant Color Acquisition.
Total consideration paid by the Company to complete the Clariant Color Acquisition was $1.4 billion, net of cash and debt. To finance the purchase of Clariant Color, the Company used $496.1 million of net proceeds from the issuance of common shares in an underwritten public offering completed in February 2020 and $640.5 million of net proceeds from a senior unsecured notes offering completed in May 2020, and funded the balance using the net proceeds of the October 2019 sale of our Performance Products and Solutions business segment (PP&S). For additional details related to the sale of PP&S and the senior unsecured notes offering, refer to Note 3, Discontinued Operations and Note 6, Financing Arrangements, respectively.
The Clariant Color Acquisition is being accounted for under the acquisition method of accounting in accordance with ASC Topic 805. As of June 30, 2021, the purchase accounting for the Clariant Color Acquisition was finalized.
44 AVIENT CORPORATION

The summarized purchase price allocation is as follows:

(In millions)	Preliminary Allocation As of December 31, 2020	Measurement Period Adjustments	Final Allocation
Cash and cash equivalents	$145.1	$—	$145.1
Accounts receivable	170.8	—	170.8
Inventories	99.0	0.2	99.2
Other current assets	56.9	6.3	63.2
Property	267.6	(7.5)	260.1
Goodwill	569.0	(7.8)	561.2
Intangible assets:		—
Customer relationships	221.9	(20.7)	201.2
Trade names and trademarks	32.0	2.8	34.8
Patents, technology and other	273.9	7.4	281.3
Operating lease assets	30.1	—	30.1
Other long-term assets	1.3	5.8	7.1
Short term debt	(0.4)	—	(0.4)
Accounts payable	(92.7)	1.2	(91.5)
Current operating lease obligations	(2.8)	—	(2.8)
Accrued expenses and other current liabilities	(81.2)	(4.5)	(85.7)
Long-term debt	(6.7)	—	(6.7)
Non-current operating lease obligations	(25.8)	—	(25.8)
Deferred tax liabilities	(60.7)	25.9	(34.8)
Pension and other post-retirement benefits	(53.8)	—	(53.8)
Other long-term liabilities	(5.4)	(6.7)	(12.1)
Non-controlling interests	(12.8)	(2.4)	(15.2)
Total purchase price consideration	$1,525.3	$—	$1,525.3
The intangible assets that have been acquired are being amortized over a period of 18 to 20 years.
Goodwill of $561.2 million was recorded and allocated to the Color, Additives and Inks segment. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination. A portion of the goodwill is deductible for tax purposes.
Had the Clariant Color Acquisition occurred on January 1, 2019, which was the beginning of the fiscal year prior to the acquisition, sales and income from continuing operations before income taxes for the years ended December 31, 2020 and 2019 on a pro forma basis would have been as follows:

	(Unaudited)
(In millions)	2020	2019
Sales	$3,782.5	$3,981.3
Income from continuing operations before income taxes	204.2	98.9
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the Clariant Color Acquisition occurred on January 1, 2019. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results. In preparation of the pro forma financial information, we eliminated certain historical allocations made by Clariant as they do not represent the stand alone operations of Clariant Color and replaced them with costs more likely to occur as a part of Avient. This elimination removed expense of $6.6 million and $12.7 million during 2020 and 2019, respectively. The amortization of inventory step-up from the preliminary purchase price allocation was $9.7 million, and is reflected in Cost of sales. Additionally, we incurred $10.1 million of costs related to committed financing which are reflected in Interest expense, net. The amounts
45 AVIENT CORPORATION

associated with the amortization of inventory step-up and costs related to committed financing were removed from 2020, and presented in the pro forma financial information.

Costs incurred in connection with the Clariant Color Acquisition were $19.2 million in 2020. These fees were charged to Selling and Administrative expense.

Other Acquisitions
On July 1, 2021, the Company completed its acquisition of Magna Colours Ltd. (Magna Colours), a market leader in sustainable, water-based inks technology for the textile screen printing industry, for the purchase price of $47.6 million, net of cash acquired. The results of the Magna Colours business are reported in the Color, Additives and Inks segment. The preliminary purchase price allocation resulted in intangible assets of $27.5 million and goodwill of $22.0 million, partially offset by net liabilities assumed. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 10 to 20 years.
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
Note 3 — DISCONTINUED OPERATIONS
On October 25, 2019, we divested the PP&S segment for $782.1 million cash. The sale resulted in the recognition of an after-tax gain of $457.7 million, which is reflected within Income (loss) from discontinued operations, net of income taxes.
The Company has continuing involvement with the former PP&S business following the close of the transaction. The Company entered into a four-year distribution agreement with the former PP&S business to be the exclusive distributor for certain products, under terms that were similar prior to the disposal transaction. The Company and the former PP&S business have also entered into contract manufacturing and supply agreements for certain products for a two-year period. For the twelve months ended December 31, 2021 and 2020, our net cash outflow related to the agreements was approximately $114.1 million and $65.0 million, respectively.
The following table summarizes the discontinued operations associated with PP&S for the years ended December 31, 2020 and 2019.

(In millions)	2020	2019
Sales	$—	$488.9
Cost of sales	—	(390.1)
Selling and administrative expense	(0.9)	(28.0)
Gain on sale	—	591.2
Pretax (loss) income of discontinued operations	(0.9)	662.0
Income tax expense	0.5	(148.9)
(Loss) income from discontinued operations, net of taxes	$(0.4)	$513.1

The following table presents the depreciation, amortization, and capital expenditures of our discontinued operations for the twelve months ended December 31, 2020 and 2019. There were no other significant operating or investing non-cash items for the twelve months ended December 31, 2020 and 2019.

(In millions)	2020	2019
Depreciation and amortization	$—	$9.4
Capital Expenditures	—	14.1

46 AVIENT CORPORATION

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of December 31, 2021 and 2020 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at January 1, 2020	$236.3	$447.8	$1.6	$685.7
Acquisition of businesses	—	569.0	—	569.0
Currency translation	1.5	51.9	—	53.4
Balance at December 31, 2020	237.8	1,068.7	1.6	1,308.1
Acquisition of businesses	—	14.1	—	14.1
Currency translation	(1.5)	(34.3)	—	(35.8)
Balance at December 31, 2021	$236.3	$1,048.5	$1.6	$1,286.4

Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(135.4)	$6.0	$377.8
Patents, technology and other	566.7	(134.3)	1.8	434.2
Indefinite-lived trade names	113.2	—	—	113.2
Total	$1,187.1	$(269.7)	$7.8	$925.2

	As of December 31, 2020
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$508.7	$(109.8)	$23.8	$422.7
Patents, technology and other	549.9	(102.4)	28.8	476.3
Indefinite-lived trade names	109.5	—	—	109.5
Total	$1,168.1	$(212.2)	$52.6	$1,008.5

Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2021, 2020 and 2019 was $57.5 million, $43.5 million and $29.5 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

(In millions)	2022	2023	2024	2025	2026
Expected Amortization Expense	$55.5	$53.1	$52.6	$52.6	$51.9

47 AVIENT CORPORATION

Note 5 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS

As part of our integration efforts associated with the Clariant Color Acquisition, we are engaged in a restructuring plan. The restructuring plan is expected to enable us to better serve customers, improve efficiency and deliver anticipated synergy-related cost savings. We expect to incur costs for exit and disposal activities under generally accepted accounting principles when actions associated with the restructuring plan are approved and announced. The costs recorded in Cost of sales during 2021 and 2020 included $3.2 million and $0.4 million, respectively, related to fixed asset disposals and $7.0 million and $0.2 million, respectively, related to severance. Additionally, in 2021 there were other costs recorded in Cost of sales of $1.0 million. The costs recorded in Selling and administrative expense during 2021 and 2020 include $0.1 million and $6.4 million of severance, respectively, and $0.4 million and $0.2 million of other costs, respectively. We expect that the full restructuring plan will be implemented through 2023 and anticipate that we will incur approximately $75 million of charges in connection with the restructuring plan.
Total restructuring costs included in the Consolidated Statement of Income for the twelve months ended December 31, 2021 and 2020 are as follows:

(in millions)	2021	2020
Cost of goods sold	$14.5	$4.2
Selling and administrative expenses	0.2	15.4
Total employee separation and restructuring charges	$14.7	$19.6
Note 6 — FINANCING ARRANGEMENTS
For each of the periods presented, total debt consisted of the following:

As of December 31, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
5.25% senior notes due 2023	600.0	1.4	598.6	5.25%
5.75% senior notes due 2025	650.0	6.8	643.2	5.75%
Senior secured term loan due 2026	611.5	6.2	605.3	1.85%
Other Debt	11.8	—	11.8
Total Debt	1,873.3	14.4	1,858.9
Less short-term and current portion of long-term debt	8.6	—	8.6
Total long-term debt, net of current portion	$1,864.70	$14.40	$1,850.30

As of December 31, 2020 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
5.25% senior notes due 2023	600.0	2.5	597.5	5.25%
5.75% senior notes due 2025	650.0	8.8	641.2	5.75%
Senior secured term loan due 2026	618.0	8.0	610.0	2.36%
Other Debt	23.9	—	23.9
Total Debt	1,891.9	19.3	1,872.6
Less short-term and current portion of long-term debt	18.6	—	18.6
Total long-term debt, net of current portion	$1,873.3	$19.3	$1,854.0

On October 26, 2021, the Company and certain of its subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement (the ABL Amendment) with Wells Fargo Capital Finance, LLC, as administrative agent (in such capacity, Administrative Agent) and the various lenders and other agents party thereto. The ABL Amendment amends the Third Amended and Restated Credit Agreement, dated June 28, 2019 (the ABL Credit Agreement), by and among the Company and certain subsidiaries of the Company party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto. The ABL Amendment, among other things, (i) increased the Company’s total revolving credit line to $500 million (which may
48 AVIENT CORPORATION

be increased by up to $150 million subject to the Company meeting certain requirements and obtaining commitments for such increase) (the Revolving Credit Facility), subject to the borrowing base limitations, (ii) extended the maturity date of the Revolving Credit Facility to October 26, 2026 (subject to certain exceptions), (iii) modified the borrowing base to include qualified cash subject to certain limitations, (iv) modified the applicable margin and the unused line fee to be based on availability, and (v) modified certain negative covenants to provide additional flexibility. On June 28, 2019, the Company amended and restated its senior secured revolving credit facility to, among other things, add a European line of credit, up to the euro equivalent of $50.0 million, subject to a borrowing base with advances against certain European accounts receivable. Advances under the U.S. portion of our Revolving Credit Facility bear interest, at the Company’s option, at a Base Rate or a LIBOR Rate plus an applicable margin. The Base Rate is a fluctuating rate equal to the greater of (i) the Federal Funds Rate plus one-half percent, (ii) the prevailing LIBOR Rate plus one percent, and (iii) the prevailing Prime Rate. The applicable margins vary based on the Company’s daily average excess availability during the previous quarter. As of December 31, 2021, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $485.5 million. As of December 31, 2020, we had no borrowings under our Revolving Credit Facility, which had remaining availability of $278.2 million.
On February 28, 2013, the Company entered into an indenture with Wells Fargo Bank National Association, as trustee, relating to the issuance by the Company of $600.0 million aggregate principal amount of senior notes due 2023. The Senior notes bear an interest rate of 5.25% per year, payable semi-annually, in arrears, on March 15 and September 15 of each year, which commenced on September 15, 2013.
On May 13, 2020, the Company entered into an indenture (the Indenture) with U.S. Bank National Association, as trustee (the Trustee), relating to the issuance by the Company of $650 million aggregate principal amount of 5.75% Senior Notes due 2025 (the Notes). The Notes were sold on May 13, 2020 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the Securities Act), have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Company received net proceeds of $640.5 million from the Notes offering, net of debt issuance costs, which were recorded on the balance sheet and are being amortized into Interest expense, net over the term of the debt. Also included in Interest expense, net for the year ended December 31, 2020, are costs associated with committed financing of $10.1 million related to the Clariant Color Acquisition.
On April 11, 2018, the Company entered into a fifth amendment to its senior secured term loan. Under the terms of the amended senior secured term loan, the margin was reduced by 25 basis points to 175 basis points. At the Company's discretion, interest is based upon (i) a margin rate of 75 basis points plus a Prime Rate, subject to a floor of 175 basis points. On November 9, 2018, the Company entered into a sixth amendment to its senior secured term loan, which extended the maturity to 2026. Repayments in the amount of one percent of the aggregate principal amount as of August 3, 2016 are payable annually, while the remaining balance matures on January 30, 2026. The total principal repayments for the year ended December 31, 2021 were $6.5 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2021, we were in compliance with all covenants.
As of December 31, 2020, the Company maintained a credit line of $12.0 million with Saudi Hollandi Bank. The credit line had an interest rate equal to the Saudi Arabia Interbank Offered Rate plus a fixed rate of 0.85% and is subject to annual renewal. Borrowings under the credit line were primarily used to fund capital expenditures related to the manufacturing facility in Jeddah, Saudi Arabia. As of December 31, 2020, letters of credit under the credit line were immaterial and borrowings were $10.3 million with a weighted average annual interest rate of 1.85%. As of December 31, 2020, there was remaining availability on the credit line of $1.7 million. This credit line was closed in 2021.
The estimated fair value of Avient’s debt instruments at December 31, 2021 and 2020 was $1,917.7 million and $1,955.9 million, respectively, compared to carrying values of $1,858.9 million and $1,872.6 million as of December 31, 2021 and 2020, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
49 AVIENT CORPORATION

Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2022	$8.6
2023	608.6
2024	8.6
2025	658.7
2026	6.9
Thereafter	581.9
Aggregate maturities	$1,873.3
Included in Interest expense, net for the years ended December 31, 2021, 2020 and 2019 was interest income of $17.5 million, $19.9 million, and $11.0 million, respectively. Total interest paid on debt, net of the impact of hedging (see Note 16, Derivatives and Hedging), was $72.6 million in 2021, $61.1 million in 2020 and $67.0 million in 2019.
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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Condensed Consolidated Statements of Income for the twelve months ended December 31, 2021 and 2020 were as follows:

(In millions)	2021	2020
Cost of sales	$22.3	$20.0
Selling and administrative expense	12.1	13.3
Total Operating lease cost	$34.4	$33.3
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2021 and 2020 was 4.7 years and 5.4 years, respectively. The non-cash net increase in operating lease liabilities was $18.3 million and $10.5 million for the years ended December 31, 2021 and 2020, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2021 and 2020 were 3.7% and 3.9%, respectively.

50 AVIENT CORPORATION

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2021 and 2020 are as follows:
Maturity Analysis of Lease Liabilities:

(in millions)	2021
2022	$26.3
2023	19.8
2024	12.6
2025	7.7
2026	4.6
Thereafter	10.3
Total	$81.3
Less amount of lease payment representing interest	(7.0)
Total present value of lease payments	$74.3

(in millions)	2020
2021	$28.0
2022	21.4
2023	15.0
2024	8.7
2025	4.7
Thereafter	13.3
Total	$91.1
Less amount of lease payment representing interest	(10.0)
Total present value of lease payments	$81.1

Note 8 — INVENTORIES, NET
Components of Inventories, net as of December 31, 2021 and 2020 are as follows:

(In millions)	2021	2020
Finished products	$244.4	$171.7
Work in process	21.2	16.6
Raw materials and supplies	195.5	139.2
Inventories, net	$461.1	$327.5

Note 9 — PROPERTY, NET
Components of Property, net as of December 31, 2021 and 2020 are as follows:

(In millions)	2021	2020
Land and land improvements	$91.5	$95.7
Buildings	350.6	333.5
Machinery and equipment	972.3	948.2
Property, gross	1,414.4	1,377.4
Less accumulated depreciation	(738.3)	(682.5)
Property, net	$676.1	$694.9

Depreciation expense from continuing operations was $84.9 million in 2021, $68.2 million in 2020 and $48.6 million in 2019.
51 AVIENT CORPORATION

Note 10 — OTHER BALANCE SHEET LIABILITIES
Other liabilities at December 31, 2021 and 2020 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
(in millions)	2021	2020	2021	2020
Employment costs	$187.9	$142.7	$7.6	$6.1
Environmental liabilities	25.8	20.3	98.7	99.4
Accrued taxes	56.8	49.0	—	—
Pension and other post-employment benefits	6.9	6.7	—	—
Accrued interest	14.1	14.1	—	—
Dividends payable	21.7	19.4	—	—
Unrecognized tax benefits	0.7	3.2	20.0	7.3
Derivatives	3.1	—	—	48.4
Other	36.9	30.2	38.8	31.6
Total	$353.9	$285.6	$165.1	$192.8

Note 11 — EMPLOYEE BENEFIT PLANS
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

	Pension Benefits		Health Care Benefits
(in millions)	2021	2020	2021	2020
Change in benefit obligation:
Projected benefit obligation - beginning of year	$602.0	$478.0	$18.3	$7.1
Service cost	4.7	3.0	0.1	0.1
Interest cost	14.2	15.3	0.5	0.4
Actuarial (loss) gain	(12.1)	24.5	(1.6)	—
Benefits paid	(53.9)	(40.9)	(1.2)	(0.7)
Effect of settlement and/or curtailment	(1.5)	(23.0)	(0.3)	—
Acquired benefit obligation	—	137.3	—	11.3
Other	(4.1)	7.8	—	0.1
Projected benefit obligation - end of year	549.3	602.0	15.8	18.3
Projected salary increases	(7.7)	(8.8)	—	—
Accumulated benefit obligation	$541.6	$593.2	$15.8	$18.3
Change in plan assets:
Plan assets - beginning of year	$573.6	$469.1	$—	$—
Actual return on plan assets	2.9	60.5	—	—
Company contributions	8.6	5.4	1.2	0.7
Benefits paid	(53.9)	(40.9)	(1.2)	(0.7)
Effect of settlement and curtailment	(0.9)	(16.5)	—	—
Acquired plan assets	—	92.4	—	—
Other	(1.0)	3.6	—	—
Plan assets - end of year	$529.3	$573.6	$—	$—
Unfunded status at end of year	$(20.0)	$(28.4)	$(15.8)	$(18.3)

52 AVIENT CORPORATION

Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2021	2020	2021	2020
Non-current assets	$71.1	$75.0	$—	$—
Accrued expenses and other liabilities	5.7	5.4	1.2	1.3
Pension and other post-retirement benefits	85.4	98.0	14.6	17.0

As of December 31, 2021 and 2020, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2021	2020	2021	2020
Projected benefit obligation	$116.6	$149.5	$15.8	$18.3
Fair value of plan assets	26.5	46.7	—	—

Accumulated benefit obligation	108.3	122.8	15.8	18.3
Fair value of plan assets	25.4	28.2	—	—

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2021	2020	2021	2020
Discount rate	2.69%	2.47%	2.85%	2.66%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	6.44%	5.99%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.08%	4.04%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2065	2065
The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2021.

	Pension Benefits			Health Care Benefits
(in millions)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit costs (gains):
Service Cost	$4.7	$3.0	$0.5	$0.1	$0.1	$—
Interest Cost	14.2	15.3	18.2	0.5	0.4	0.2
Expected return on plan assets	(26.9)	(25.3)	(23.7)	—	—	—
Mark-to-market actuarial net losses (gains)	11.9	(10.8)	(9.7)	(1.7)	—	0.1
Curtailment	(0.6)	(6.4)	—	(0.2)	—	—
Net periodic cost (benefit)	$3.3	$(24.2)	$(14.7)	$(1.3)	$0.5	$0.3

In 2021, we recognized a $9.4 million mark-to-market loss that was primarily the result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was an increase in our year end discount rate from 2.47% to 2.69%.
In 2020, we recognized a $17.2 million mark-to-market gain that was primarily the result of actual asset returns that were higher than our assumed returns and mortality assumptions. Included in the mark-to-market gain was a $6.4 million gain related to lump sum payments that were offered to certain eligible participants of our US Qualified Pension Plan in the second quarter of 2020 which resulted in a settlement of $1.1 million, and a curtailment gain of $5.3 million related to certain acquired pension plans during the fourth quarter of 2020. Partially offsetting the mark-to-market gain was the decrease in our year end discount rate from 3.19% to 2.47%.
53 AVIENT CORPORATION

In 2019, we recognized a $9.6 million mark-to-market gain that was primarily a result of actual asset returns that were higher than our assumed returns and mortality assumptions. Partially offsetting the higher asset returns was the decrease in our year end discount rate from 4.11% to 3.19%.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2021	2020	2019	2021	2020	2019
Discount rate*	2.47%	3.19%	4.11%	2.66%	3.06%	3.98%
Expected long-term return on plan assets*	4.86%	5.05%	5.68%	—	—	—
Assumed health care cost trend rates at December 31:
Assumed health care cost trend rates at January 1:	N/A	N/A	N/A	6.24%	6.16%	6.09%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.04%	4.14%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2066	2054	2027
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
54 AVIENT CORPORATION

The fair values of pension plan assets at December 31, 2021 and 2020, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2021
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$6.5	$—	$—	$6.5
Bonds and Notes	68.3	—	—	68.3
Global Equity	10.6	—	—	10.6
Other	—	3.1	15.3	18.4
Total	$85.4	$3.1	$15.3	103.8

Investments measured at NAV:
Common collective funds:
United States equity				32.7
International equity				32.1
Global equity				16.5
Fixed income				344.2
Balanced				—
Total common collective funds				$425.5

Total investments at fair value				$529.3

	Fair Value of Plan Assets at December 31, 2020
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$8.2	$—	$—	$8.2
Bonds and Notes	53.4	—	—	53.4
Global Equity	4.5	—	—	4.5
Other	—	3.1	17.4	20.5
Total	$66.1	$3.1	$17.4	86.6

Investments at NAV
Common collective funds
United States equity				35.2
International equity				34.0
Global equity				16.3
Fixed income				383.8
Balanced				17.7
Total common collective funds				$487.0

Total investments at fair value				$573.6

Pension Plan Assets
Other assets are primarily insurance contracts for international plans. The U.S. equity common collective funds are predominately invested in equity securities actively traded in public markets. The international and global equity common collective funds have broadly diversified investments across economic sectors and focus on low volatility,
55 AVIENT CORPORATION

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
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care benefits
2022	$43.6	$1.2
2023	41.8	1.3
2024	39.9	1.3
2025	39.5	1.3
2026	38.8	1.2
2027 through 2031	179.1	5.2
We currently estimate that employer contributions will be $8.2 million to all qualified and non-qualified pension plans and $1.2 million to all healthcare benefit plans in 2022.
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
Following are our contributions to the RSP:

(In millions)	2021	2020	2019
Retirement savings match	$10.7	$9.9	$10.4
Retirement savings contribution	—	0.6	—
Total contribution	$10.7	$10.5	$10.4

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
56 AVIENT CORPORATION

Since 2009, the Company, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) on the remedial activities at the site. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, the three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $113.2 million for this matter.
Our Consolidated Balance Sheets include accruals totaling $124.5 million and $119.7 million as of December 31, 2021 and 2020, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2021. However, such additional costs, if any, cannot be currently estimated.
The following table details the changes in the environmental accrued liabilities:

(in millions)	2021	2020	2019
Balance at beginning of the year	$119.7	$112.0	$111.9
Environmental expenses	23.0	20.4	10.2
Net cash payments	(18.2)	(12.7)	(10.3)
Currency translation and other	—	—	0.2
Balance at the end of year	$124.5	$119.7	$112.0
The environmental expenses noted in the table above are included in Cost of sales as are insurance recoveries received for previously incurred environmental costs. We received insurance recoveries of $4.5 million, $8.7 million, and $4.5 million in 2021, 2020 and 2019, respectively. Such insurance recoveries are recognized as a gain when received.
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

Income from continuing operations, before income taxes consists of the following:

(In millions)	2021	2020	2019
Domestic	$74.2	$19.6	$41.2
International	230.4	119.4	68.2
Income from continuing operations, before income taxes	$304.6	$139.0	$109.4
57 AVIENT CORPORATION

A summary of income tax expense from continuing operations is as follows:

(In millions)	2021	2020	2019
Current income tax expense (benefit):
Domestic	$49.0	$(25.8)	$24.8
International	52.3	32.7	21.9
Total current income tax expense	$101.3	$6.9	$46.7
Deferred income tax (benefit) expense:
Domestic	$(31.5)	$17.2	$(12.5)
International	4.2	(18.9)	(0.5)
Total deferred income tax benefit	$(27.3)	$(1.7)	$(13.0)
Total income tax expense	$74.0	$5.2	$33.7

We elected to recognize the resulting tax on global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) as a period expense in the period in which the tax is incurred.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or unusual reconciling items is included below for the twelve months ended December 31, 2021, 2020 and 2019.
.

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%

International tax rate differential:
Asia	0.3	0.5	0.7
Europe	(1.2)	(4.4)	(10.3)
North and South America	0.7	1.2	0.7
Total international tax rate differential	(0.2)	(2.7)	(8.9)

(Benefit) Tax on GILTI and FDII	(1.7)	3.1	(0.1)
International tax on certain current and prior year earnings	1.4	2.0	1.6
Net impact of non-deductible acquisition earnouts and transaction cost	0.1	1.8	2.8
Tax on one-time gain from sale of other assets	—	—	6.0
Research and development credit	(0.8)	(2.1)	(2.8)
Carryback of capital losses	(0.4)	(13.1)	—
State and local tax, net	1.4	(3.4)	4.2
International permanent items	0.2	(5.2)	7.5
Net impact of uncertain tax positions	0.7	1.0	(2.4)
Changes in valuation allowances	1.7	0.5	1.7
Other	0.9	0.8	0.2
Effective income tax rate	24.3%	3.7%	30.8%
The effective tax rates for all periods differed from the applicable U.S. federal statutory tax rate as a result of permanent items, state and local income taxes, differences in international tax rates and certain other items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or other items impacting the effective income tax rate are described below.
2021 Significant items
We recognized a U.S. tax benefit of $5.5 million (1.7%) from decreased Tax on GILTI and FDII arising from higher domestic income.
State and local tax, net totaled expense of $4.2 million (1.4%), which resulted from normal operations.
International permanent items included the favorable tax effect of notional interest deductions and a change in a foreign tax rate. Offsetting these items were withholding taxes on intercompany foreign-to-foreign income and deferred tax adjustments which resulted in a net unfavorable tax impact of $0.6 million (0.2%).
58 AVIENT CORPORATION

2020 Significant items
We recognized a tax benefit of $18.2 million (13.1%) from a carryback of capital losses.
State and local tax, net totaled a benefit of $4.7 million (3.4%), which included favorable prior year tax provision adjustments and a state tax benefit from a carryback of capital losses.
International permanent items included the favorable tax effect of notional interest deductions, favorable tax treatment of foreign exchanges losses, offset by non-deductibility of interest expense related to the receipt of tax-exempt dividends, which resulted in a net favorable tax impact of $7.2 million (5.2%).
2019 Significant items
State and local tax, net included the result from an unfavorable state tax audit decision combined with higher domestic earnings in 2019.
International permanent items included the tax effect of non-deductibility of interest expense related to the receipt of tax-exempt dividends, which resulted in an unfavorable tax effect of $10.3 million (9.4%) partially offset by the tax impact of other net favorable permanent items of $2.0 million (1.9%).
Net impact of uncertain tax positions line resulted from the expiration of statute of limitations and favorable tax settlements.
Components of our deferred tax assets (liabilities) as of December 31, 2021 and 2020 were as follows:

(In millions)	2021	2020
Deferred tax assets:
Employment costs	34.2	24.9
Environmental reserves	30.9	29.7
Net operating loss carryforwards	52.8	55.6
Operating leases	16.1	16.6
Research and development	22.0	7.6
Other, net	45.7	36.3
Gross deferred tax assets	$201.7	$170.7
Valuation allowances	(19.6)	(20.7)
Total deferred tax assets, net of valuation allowances	$182.1	$150.0

Deferred tax liabilities:
Property, plant and equipment	$(47.4)	$(47.6)
Goodwill and intangibles	(130.6)	(144.9)
Operating leases	(16.2)	(17.0)
Other, net	(15.0)	(2.4)
Total deferred tax liabilities	$(209.2)	$(211.9)

Net deferred tax (liabilities) assets	$(27.1)	$(61.9)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$73.5	$78.1
Non-current deferred income tax liabilities	$(100.6)	$(140.0)

As of December 31, 2021, we had gross state net operating loss carryforwards of $17.8 million that expire between 2022 and 2041 or that have indefinite carryforward periods. Various international subsidiaries have gross net operating loss carryforwards totaling $195.4 million that expire between 2022 and 2039 or that have indefinite carryforward periods. Total tax valuation allowances decreased $1.1 million from the prior year primarily due to a decrease in the valuation allowance associated with certain assets acquired in the acquisition of Clariant Color. We have provided valuation allowances of $11.9 million against certain international and state net operating loss carryforwards that, as of this time, are expected to expire prior to utilization.
As of December 31, 2021, no tax provision has been made on approximately $489 million of undistributed earnings of certain non-U.S. subsidiaries as these amounts continue to be indefinitely reinvested consistent with our policy. The ending balance of international tax on certain current and prior year earnings accrual as of December 31, 2021 and 2020 included in the Other, net deferred tax liabilities line in the table above are $10.1 million and $9.2 million, respectively.
59 AVIENT CORPORATION

We made worldwide income tax payments of $102.1 million, $188.8 million, and $45.7 million in 2021, 2020, and 2019, respectively. We received refunds of $12.6 million, $9.9 million, and $20.0 million in 2021, 2020, and 2019, respectively.
The Company records tax provisions for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2021	2020	2019
Balance as of January 1,	$9.5	$11.2	$16.4
Increases as a result of positions taken during current year	6.2	0.6	1.1
Increases as a result of positions taken for prior years	0.2	0.6	0.4
Balance related to acquired businesses	5.4	—	—
Reductions for tax positions of prior years	—	—	(0.7)
Decreases as a result of lapse of statute of limitations	(1.5)	(0.5)	(5.0)
Decreases relating to settlements with taxing authorities	(0.1)	(2.8)	—
Other, net	0.4	0.4	(1.0)
Balance as of December 31,	$20.1	$9.5	$11.2

We recognize interest and penalties related to uncertain tax positions in the tax provision. As of December 31, 2021 and 2020, we had $1.2 million and $1.1 million accrued for interest and penalties, respectively.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next twelve months a reduction in unrecognized tax benefits may occur up to $0.7 million based on the outcome of tax examinations and the expiration of statutes of limitations.
If all unrecognized tax benefits were recognized, the net impact on the tax provision would be a benefit of $10.9 million.
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
Equity and Performance Incentive Plans
In May 2020, our shareholders approved the Avient Corporation 2020 Equity and Incentive Compensation Plan (2020 EICP). This plan reserved 2.5 million common shares for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). It is anticipated that all share-based grants and awards that are earned and exercised will be issued from Avient common shares that are held in treasury.
60 AVIENT CORPORATION

Share-based compensation is included in Selling and administrative expense. A summary of compensation expense by type of award follows:

(In millions)	2021	2020	2019
Stock appreciation rights	$5.2	$4.4	$4.8
Performance shares	0.2	0.2	0.3
Restricted stock units	5.8	6.7	6.5
Total share-based compensation	$11.2	$11.3	$11.6
Stock Appreciation Rights
During the years ended December 31, 2021, 2020 and 2019, the total number of SARs granted was 0.5 million, 0.5 million and 0.6 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2021, 2020 and 2019 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
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
The following is a summary of the weighted average assumptions related to the grants issued during 2021, 2020 and 2019:

	2021	2020	2019
Expected volatility	34.0%	33.0%	40.0%
Expected dividends	2.01%	2.57%	2.47%
Expected term (in years)	6.9	6.9	6.6
Risk-free rate	1.19%	1.56%	2.78%
Value of SARs granted	$11.72	$8.11	$10.13

A summary of SAR activity for 2021 is presented below:

(In millions, except per share data)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of January 1, 2021	2.6	$32.43	6.4	$20.7
Granted	0.5	42.27
Exercised	(1.2)	30.00
Forfeited or expired	—	30.43
Outstanding as of December 31, 2021	1.9	$35.64	7.1	$39.1
Vested and exercisable as of December 31, 2021	0.9	$33.86	5.4	$19.6

The total intrinsic value of SARs exercised during 2021, 2020 and 2019 was $22.9 million, $1.8 million and $0.4 million, respectively. As of December 31, 2021, there was $3.3 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 23 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2021, 2020 and 2019, the total number of RSUs granted was 0.2 million, 0.3 million and 0.2 million, respectively. In 2021, 0.2 million RSUs vested. These RSUs, which generally vest on the third anniversary of the
61 AVIENT CORPORATION

grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2021, 0.6 million RSUs remain unvested with a weighted-average grant date fair value of $33.23. Unrecognized compensation cost for RSUs at December 31, 2021 was $7.4 million, which is expected to be recognized over the weighted average remaining vesting period of 21 months.
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
Color, Additives and Inks
Color, Additives and Inks is a leading formulator of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and sustainable solutions. When combined with polymer resins, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Of growing importance is our portfolio of additives that enable our customers to achieve their sustainability goals, including improved recyclability, reduced energy use, light weighting, and renewable energy applications. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including consumer, packaging, healthcare, industrial, transportation, building and construction, wire and cable, textiles and appliances. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Asia, Europe, Middle East, and Africa.
Specialty Engineered Materials
Specialty Engineered Materials is a leading formulator of specialty and sustainable polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. We also have what we believe is the broadest composite platform of solutions, which include a full range of products from long glass and carbon fiber technology to thermoset and thermoplastic composites. These solutions meet a wide variety of unique customer requirements for sustainability, in particular
62 AVIENT CORPORATION

light weighting. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, and Asia. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
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
Financial information by reportable segment is as follows:

(In millions) Year Ended December 31, 2021	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$2,392.3	$9.3	$2,401.6	$303.1	$105.7	$40.5
Specialty Engineered Materials	833.2	85.7	918.9	132.0	31.7	26.4
Distribution	1,587.3	43.6	1,630.9	93.2	0.8	0.8
Corporate and eliminations	6.0	(138.6)	(132.6)	(147.1)	7.7	32.9
Total	$4,818.8	$—	$4,818.8	$381.2	$145.9	$100.6

Year Ended December 31, 2020	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$1,497.0	$5.9	$1,502.9	$180.8	$75.1	$30.5
Specialty Engineered Materials	644.1	64.7	708.8	94.4	30.0	14.2
Distribution	1,087.4	22.9	1,110.3	69.5	0.7	1.4
Corporate and eliminations	13.6	(93.5)	(79.9)	(155.4)	9.2	17.6
Total	$3,242.1	$—	$3,242.1	$189.3	$115.0	$63.7

Year Ended December 31, 2019	Sales to External Customers	Intersegment Sales	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$998.2	$5.6	$1,003.8	$147.4	$42.7	$21.5
Specialty Engineered Materials	689.6	56.1	745.7	83.7	29.5	23.3
Distribution	1,172.9	19.3	1,192.2	75.4	0.5	1.6
Corporate and eliminations	2.0	(81.0)	(79.0)	(149.7)	5.4	21.2
Total	$2,862.7	$—	$2,862.7	$156.8	$78.1	$67.6
63 AVIENT CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2021	2020	2019
Sales:
United States	$2,281.2	$1,619.7	$1,560.4
Canada	151.8	107.6	140.6
Mexico	348.2	236.2	261.2
South America	85.8	51.4	27.8
Europe	1,195.6	729.8	556.2
Asia	756.2	497.4	316.5
Total Sales	$4,818.8	$3,242.1	$2,862.7

	2021	2020
Total Assets:
Color, Additives and Inks	$2,965.2	$3,018.7
Specialty Engineered Materials	771.0	728.1
Distribution	384.9	244.9
Corporate and eliminations	876.1	878.8
Total	$4,997.2	$4,870.5

	2021	2020
Property, net:
United States	$276.2	$261.8
Canada	1.3	1.4
Mexico	8.3	8.9
South America	19.6	20.1
Europe	172.4	224.5
Asia	198.3	178.2
Total Long lived assets	$676.1	$694.9

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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million Euros and which mature in March 2023. In August and September 2020, we executed an additional five cross currency swaps, which are structured similarly to those executed in 2018. These swaps have a combined notional amount of 677.0 million Euros, which were set to mature in May 2025. In September 2021, we executed five cross currency swap transactions that extended the length of the 2020 swaps agreements through 2028. Additionally, we entered into three new cross currency swaps with a combine notional amount of 338.7 million euros that also mature in 2028. These effectively convert a portion of our U.S. Dollar denominated fixed-rate debt to Euro
64 AVIENT CORPORATION

denominated fixed-rate debt. That conversion resulted in gains of $16.4 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively, which was recognized within Interest expense, net.
We designated the swaps as net investment hedges of our net investment in our European operations and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the years ended December 31, 2021 and 2020, a gain of $52.5 million and a loss of $41.7 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net, associated with interest rate swaps was $4.0 million and $3.2 million for the years ending December 31, 2021 and 2020, respectively. The amount recognized in AOCI, net of tax was a gain of $3.2 million and loss of $1.6 million for the years ended December 31, 2021 and 2020, respectively.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets as of December 31, 2021 and 2020 is as follows:

(In millions)	Balance Sheet Location	2021	2020
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$31.7	$—
Liabilities
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$—	$41.1
Interest Rate Swap (Fair Value Hedge)	Other current liabilities	$3.1	$—
Interest Rate Swap (Fair Value Hedge)	Other non-current liabilities	$—	$7.3

65 AVIENT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Avient’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Avient’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report On Internal Control Over Financial Reporting
The following report is provided by management in respect of Avient’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1.	Avient’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.
Under the supervision of and with participation of Avient’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the 2013 Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Avient’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Avient’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2021. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of Avient for the year ended December 31, 2021, also issued an attestation report on Avient’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 31 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

66 AVIENT CORPORATION

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
67 AVIENT CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Avient’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in Avient’s Proxy Statement with respect to the 2022 Annual Meeting of Shareholders (2022 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
The information regarding any changes in procedures by which shareholders may recommend nominees to Avient’s Board of Directors is incorporated by reference to the information contained in the 2022 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2022 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,501,061	$35.64	2,340,343
Equity compensation plans not approved by security holders	—	—	—
Total	2,501,061	$35.64	2,340,343
(1) This amount represents shares of common stock underlying awards that have been granted under the terms of the PolyOne Corporation 2017 Equity and Incentive Compensation Plan and the Avient Corporation 2020 Equity and Incentive Compensation Plan (the 2020 EICP), including 1,882,991 shares issuable pursuant to outstanding stock appreciation rights (SARs) (assuming target achievement) and 618,070 shares issuable pursuant to outstanding restricted stock unit (RSU) awards.
(2) Reflects the weighted-average exercise price of SARs, and does not take into account RSUs, as such awards have no exercise price.
(3) In addition to options, warrants and rights, the the 2020 EICP authorizes the issuance of restricted stock, RSUs and performance shares. This amount represents shares of common stock remaining available for future awards under the 2020 EICP.
The information regarding security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2022 Proxy Statement.

68 AVIENT CORPORATION

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by Avient’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2022 Proxy Statement.
69 AVIENT CORPORATION

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Avient Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Amended and Restated Code of Regulations, effective June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

4.1
Indenture, dated February 28, 2013, between PolyOne Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013, SEC File No. 1-16091)

4.2
Indenture, dated May 13, 2020, between PolyOne Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2020, SEC File No. 1-16091)

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

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, Avient Corporation, NEU Specialty Engineered Materials, LLC, Avient Canada ULC, and PolyOne S.à.r.l.(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, SEC File No. 1-16091)

10.3
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.4
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2016, SEC File No. 16091)

10.5
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.6
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.7
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-16091)

70 AVIENT CORPORATION

10.8
Amendment Agreement No. 5, dated April 11, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, SEC File No. 1-16091)

10.9
Amendment Agreement No. 6, dated November  9, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 1-16091)

10.10+
Amended and Restated Avient Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.11+
First Amendment to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of March 16, 2016; Amendment No. 2 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 19, 2018; and Amendment No. 3 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of April 18, 2019 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 6, 2019, SEC File No. 333-231236)

10.12+	Avient 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)
10.13+
Avient Corporation Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective July 15, 2021) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, SEC File No. 1-16091)

10.14+
Form of Management Continuity Agreement for Executive Officers prior to 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

10.15+
Form of Management Continuity Agreement for Executive Officers after 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

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

10.25+
Form of 2021 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2020, SEC File No. 1-16091)

10.26+**	Form of 2022 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan
71 AVIENT CORPORATION

Exhibit No.	Exhibit Description
21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer
101 .INS**	Inline XBRL Instance Document
101 .SCH**	Inline XBRL Taxonomy Extension Schema Document
101 .CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 .DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

72 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIENT CORPORATION

February 22, 2022	BY:	/S/ JAMIE A. BEGGS
Jamie A. Beggs Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2022
Robert M. Patterson

/S/ JAMIE A. BEGGS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2022
Jamie A. Beggs

/S/ ROBERT E. ABERNATHY	Director	February 22, 2022
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director	February 22, 2022
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	February 22, 2022
Gregory J. Goff

/S/ NEIL GREEN	Director	February 22, 2022
Neil Green

/S/ WILLIAM R. JELLISON	Director	February 22, 2022
William R. Jellison

/S/ SANDRA BEACH LIN	Director	February 22, 2022
Sandra Beach Lin

/S/ KIM ANN MINK	Director	February 22, 2022
Kim Ann Mink

/S/ ERNEST NICOLAS	Director	February 22, 2022
Ernest Nicolas

/S/ KERRY J. PREETE	Director	February 22, 2022
Kerry J. Preete

/S/ PATRICIA VERDUIN	Director	February 22, 2022
Patricia Verduin

/S/ WILLIAM A. WULFSOHN	Director	February 22, 2022
William A. Wulfsohn

73 AVIENT CORPORATION