Form 10-Q
period 2022-03-31
AVIENT CORP
filed 2022-04-27
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of March 31, 2022 was 91,426,041.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Sales	$1,293.8	$1,162.3
Cost of sales	1,000.1	859.9
Gross margin	293.7	302.4
Selling and administrative expense	165.1	182.0
Operating income	128.6	120.4
Interest expense, net	(16.9)	(19.3)
Other (expense) income, net	(0.6)	1.5
Income before income taxes	111.1	102.6
Income tax expense	(26.6)	(22.9)
Net income	84.5	79.7
Net income attributable to noncontrolling interests	(0.3)	(0.4)
Net income attributable to Avient common shareholders	$84.2	$79.3

Earnings per share attributable to Avient common shareholders - Basic	$0.92	$0.87

Earnings per share attributable to Avient common shareholders - Diluted	$0.91	$0.86

Weighted-average shares used to compute earnings per common share:
Basic	91.5	91.3
Dilutive impact of share-based compensation	0.8	0.9
Diluted	92.3	92.2

Anti-dilutive shares not included in diluted common shares outstanding	0.2	0.1

Cash dividends declared per share of common stock	$0.2375	$0.2125
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income	$84.5	$79.7
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	(9.2)	(51.0)
Cash flow hedges	1.3	0.8
Total other comprehensive loss	(7.9)	(50.2)
Total comprehensive income	76.6	29.5
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.4)
Comprehensive income (loss) attributable to Avient common shareholders	$76.3	$29.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$562.6	$601.2
Accounts receivable, net	757.9	642.3
Inventories, net	475.4	461.1
Other current assets	134.3	122.4
Total current assets	1,930.2	1,827.0
Property, net	661.9	676.1
Goodwill	1,283.4	1,286.4
Intangible assets, net	904.1	925.2
Operating lease assets, net	67.1	74.1
Other non-current assets	200.3	208.4
Total assets	$5,047.0	$4,997.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$607.5	$8.6
Accounts payable	642.3	553.9
Current operating lease obligations	21.7	24.2
Accrued expenses and other current liabilities	288.1	353.9
Total current liabilities	1,559.6	940.6
Non-current liabilities:
Long-term debt	1,250.2	1,850.3
Pension and other post-retirement benefits	98.5	100.0
Deferred income taxes	99.4	100.6
Non-current operating lease obligations	45.9	50.1
Other non-current liabilities	164.1	165.1
Total non-current liabilities	1,658.1	2,266.1

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,813.2	1,774.7
Noncontrolling interest	16.1	15.8
Total equity	1,829.3	1,790.5
Total liabilities and equity	$5,047.0	$4,997.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$84.5	$79.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.7	36.6
Accelerated depreciation and amortization	2.1	0.5
Share-based compensation expense	3.2	2.7
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(118.8)	(137.6)
Increase in inventories	(15.1)	(35.1)
Increase in accounts payable	90.5	67.3
Decrease in pension and other post-retirement benefits	(4.0)	(7.1)
Decrease in accrued expenses and other assets and liabilities, net	(59.2)	(3.4)
Net cash provided by operating activities	18.9	3.6
Investing activities
Capital expenditures	(13.3)	(16.5)
Other investing activities	—	(2.0)
Net cash used by investing activities	(13.3)	(18.5)
Financing activities
Purchase of common shares for treasury	(15.8)	(4.2)
Cash dividends paid	(21.7)	(19.5)
Repayment of long-term debt	(2.4)	(2.3)
Payments of withholding tax on share awards	(3.9)	(3.1)
Net cash used by financing activities	(43.8)	(29.1)
Effect of exchange rate changes on cash	(0.4)	(11.0)
Decrease in cash and cash equivalents	(38.6)	(55.0)
Cash and cash equivalents at beginning of year	601.2	649.5
Cash and cash equivalents at end of period	$562.6	$594.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2022	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	84.2	—	—	84.2	0.3	84.5
Other comprehensive loss	—	—	—	—	—	—	(7.9)	(7.9)	—	(7.9)
Cash dividends declared (1)	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.3)	—	—	—	(15.8)	—	(15.8)	—	(15.8)
Share-based compensation and exercise of awards	—	0.1	—	(2.2)	—	1.9	—	(0.3)	—	(0.3)
Balance at March 31, 2022	122.2	(30.8)	$1.2	$1,509.6	$1,270.5	$(914.6)	$(53.5)	$1,813.2	$16.1	$1,829.3

(1) Dividends declared per share were $0.2375 for the three months ended March 31, 2022.

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2021	122.2	(30.8)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	79.3	—	—	79.3	0.4	79.7
Other comprehensive loss	—	—	—	—	—	—	(50.2)	(50.2)	—	(50.2)
Cash dividends declared (1)	—	—	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.1	—	2.9	—	1.6	—	4.5	—	4.5
Balance at March 31, 2021	122.2	(30.8)	$1.2	$1,516.2	$1,117.2	$(903.8)	$(23.8)	$1,707.0	$15.0	$1,722.0

(1) Dividends declared per share were $0.2125 for the three months ended March 31, 2021.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

5 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 of Avient Corporation, formerly known as PolyOne Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2022.
Accounting Standards Not Yet Adopted
Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (ASU 2020-04), provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rates expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard, if any, on our consolidated financial statements and disclosures.
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

6 AVIENT CORPORATION

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2022 and December 31, 2021 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at December 31, 2021	$236.3	$1,048.5	$1.6	$1,286.4
Currency translation	(0.1)	(2.9)	—	(3.0)
Balance at March 31, 2022	$236.2	$1,045.6	$1.6	$1,283.4

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(141.9)	$3.1	$368.4
Patents, technology and other	566.7	(141.7)	(2.5)	422.5
Indefinite-lived trade names	113.2	—	—	113.2
Total	$1,187.1	$(283.6)	$0.6	$904.1

	As of December 31, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(135.4)	$6.0	$377.8
Patents, technology and other	566.7	(134.3)	1.8	434.2
Indefinite-lived trade names	113.2	—	—	113.2
Total	$1,187.1	$(269.7)	$7.8	$925.2

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
Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Cost of sales	$4.4	$5.6
Selling and administrative expense	2.3	2.6
Total operating lease cost	$6.7	$8.2

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2022 and 2021 was 4.7 years and 5.0 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined

7 AVIENT CORPORATION

based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of March 31, 2022 and 2021 were 3.7%.
Maturity Analysis of Operating Lease Liabilities:

As of March 31, 2022
(In millions)
2022	$19.3
2023	19.9
2024	12.7
2025	7.7
2026	4.6
Thereafter	10.3
Total lease payments	74.5
Less amount of lease payment representing interest	(6.8)
Total present value of lease payments	$67.7

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of March 31, 2022	As of December 31, 2021
Finished products	$248.7	$244.4
Work in process	27.0	21.2
Raw materials and supplies	199.7	195.5
Inventories, net	$475.4	$461.1

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of March 31, 2022	As of December 31, 2021
Land and land improvements	$89.6	$91.5
Buildings	351.6	350.6
Machinery and equipment	976.3	972.3
Property, gross	1,417.5	1,414.4
Less accumulated depreciation	(755.6)	(738.3)
Property, net	$661.9	$676.1

Note 7 — INCOME TAXES
During the three months ended March 31, 2022, the Company’s effective tax rate of 23.9% was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, and global intangible low-taxed income (GILTI) tax. These unfavorable items were partially offset by the favorable foreign tax rate differential and U.S. research and development credit.
During the three months ended March 31, 2021, the Company’s effective tax rate of 22.3% was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, and GILTI tax. These unfavorable items were partially offset by the favorable foreign tax rate differential and U.S. research and development credit.

8 AVIENT CORPORATION

Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	609.8	5.7	604.1	1.89%
5.25% senior notes due 2023	600.0	1.1	598.9	5.25%
5.75% senior notes due 2025	650.0	6.3	643.7	5.75%
Other Debt	11.0	—	11.0
Total Debt	1,870.8	13.1	1,857.7
Less short-term and current portion of long-term debt	608.6	1.1	607.5
Total long-term debt, net of current portion	$1,262.2	$12.0	$1,250.2

As of December 31, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	611.5	6.2	605.3	1.85%
5.25% senior notes due 2023	600.0	1.4	598.6	5.25%
5.75% senior notes due 2025	650.0	6.8	643.2	5.75%
Other Debt	11.8	—	11.8
Total Debt	1,873.3	14.4	1,858.9
Less short-term and current portion of long-term debt	8.6	—	8.6
Total long-term debt, net of current portion	$1,864.7	$14.4	$1,850.3

As of March 31, 2022, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $464.4 million.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2022, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at March 31, 2022 and December 31, 2021 was $1,881.3 million and $1,917.7 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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

9 AVIENT CORPORATION

Segment information for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$648.0	$649.5	$94.5	$607.9	$609.3	$88.8
Specialty Engineered Materials	223.3	244.7	39.7	195.8	216.5	34.2
Distribution	422.5	432.9	24.2	354.9	362.7	24.0
Corporate and eliminations	—	(33.3)	(29.8)	3.7	(26.2)	(26.6)
Total	$1,293.8	$1,293.8	$128.6	$1,162.3	$1,162.3	$120.4

	Total Assets
(In millions)	As of March 31, 2022	As of December 31, 2021
Color, Additives and Inks	$3,021.0	$2,965.2
Specialty Engineered Materials	783.8	771.0
Distribution	397.4	384.9
Corporate and eliminations	844.8	876.1
Total assets	$5,047.0	$4,997.2

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
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address contamination at the site. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial design actions at the site. In February 2020, the respondents signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $110.7 million for this matter.
During the three months ended March 31, 2022, Avient recognized $2.0 million of expense related to environmental remediation costs, compared to $0.5 million recognized during the three months ended March 31, 2021.

10 AVIENT CORPORATION

During the three months ended March 31, 2022 and 2021, Avient received $0.6 million and $4.5 million, respectively, of insurance recoveries for previously incurred environmental costs. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Condensed Consolidated Balance Sheets include accruals totaling $122.5 million and $124.5 million as of March 31, 2022 and December 31, 2021, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2022. However, such additional costs, if any, cannot be currently estimated.
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
Net Investment Hedge
During October and December 2018, as a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we executed a total of six cross currency swaps, in which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of 250.0 million euros and which mature in March 2023. In August and September 2020, we executed an additional five cross currency swaps, which were structured similarly to those executed in 2018. These swaps had a combined notional amount of 677.0 million euros, which were set to mature in May 2025. In September 2021, we executed five cross currency swap transactions that extended the length of the 2020 swaps agreements through 2028. Additionally, we entered into three new cross currency swaps with a combined notional amount of 338.7 million euros that also mature in 2028. These effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. Included in Interest expense, net within the Condensed Consolidated Statements of Income are a gain of $5.6 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively. These gains were recognized within Interest expense, net within the Condensed Consolidated Statements of Income.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. Gains of $6.8 million and $22.9 million, net of tax, were recognized within translation adjustments in AOCI for the three months ended March 31, 2022 and 2021, respectively.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to ASC Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair

11 AVIENT CORPORATION

value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $1.0 million for each of the three months ended March 31, 2022 and 2021. Gains of $1.3 million and $0.8 million, net of tax, were recognized in AOCI for the three months ended March 31, 2022 and 2021, respectively.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of March 31, 2022	As of December 31, 2021
Assets
Cross Currency Swaps (Net Investment Hedge)	Other current assets	$17.0	$—
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	24.5	31.7
Liabilities
Interest Rate Swaps (Cash Flow Hedge)	Other current liabilities	1.3	3.1

Note 12 — SUBSEQUENT EVENTS
On April 19, 2022, we entered into a signing protocol (the Signing Protocol) with Koninklijke DSM N.V., a public limited liability company incorporated under the laws of the Netherlands (DSM). Pursuant to the terms of the Signing Protocol, after completion of the consultation process with the relevant Dutch works council, Avient and DSM will enter into a Sale and Purchase Agreement (the Purchase Agreement) pursuant to which we will, among other things, acquire from DSM (a) all of the equity of DSM Protective Materials International B.V., a private limited liability company organized under the laws of the Netherlands, DSM Protective Materials B.V., a private limited liability company organized under the laws of the Netherlands, and DSM Protective Materials LLC, a Delaware limited liability company, and (b) certain other assets related to DSM's protective materials business (including the Dyneema© Brand) (such equity and assets together, the Dyneema Business) (such acquisition of the Dyneema Business, the Dyneema Acquisition).
Pursuant to the terms of the Purchase Agreement, we have agreed to acquire the Dyneema Business for an aggregate purchase price of €1.38 billion, subject to certain customary adjustments for a European “locked box” transaction (the Purchase Price). Certain Purchase Price payments are Euro-denominated and are subject to change based on fluctuations in the Euro-USD exchange rate. In addition to the consultation process with the Dutch works council, the closing of the Dyneema Acquisition will be subject to the satisfaction or waiver of customary and other conditions, including the receipt of required regulatory approvals.
In connection with the Dyneema Acquisition, on April 19, 2022, we entered into a Commitment Letter with Morgan Stanley Senior Funding, Inc. and J.P. Morgan (the Commitment Parties), pursuant to which the Commitment Parties will commit to providing us with a senior secured term loan facility and a senior unsecured bridge loan (the Bridge Facility) for an aggregated $1.54 billion for the purpose of funding the Dyneema Acquisition. The commitment is subject to various conditions, including the execution of definitive documentation and other customary closing conditions. We currently intend to issue new senior unsecured notes in lieu of borrowing under the Bridge Facility.
On April 20, 2022, we executed additional cross currency swaps, pursuant to which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of €900 million, which mature in April 2028. Additionally, we entered into foreign currency forward contracts with an aggregate notional amount of €350 million, which are scheduled to mature within one year.
In conjunction with our intent to acquire the Dyneema Business, we plan to explore a potential sale of our Distribution business.

12 AVIENT CORPORATION

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
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net income and net income attributable to Avient common shareholders follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Sales	$1,293.8	$1,162.3
Operating income	128.6	120.4
Net income	$84.5	$79.7

Net income attributable to Avient common shareholders	$84.2	$79.3
Trends and Developments
COVID-19
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our employees, customers, supply chain and distribution network. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has in the past adversely affected, and could in the future adversely affect our business. While we concluded there were no indicators of impairment as of March 31, 2022, any significant sustained adverse change in financial results or macroeconomic conditions could result in future impairments of long-lived assets. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.
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
Dyneema Acquisition
On April 19, 2022, we entered into a signing protocol (the Signing Protocol) with Koninklijke DSM N.V., a public limited liability company incorporated under the laws of the Netherlands (DSM). Pursuant to the terms of the Signing Protocol, after completion of the consultation process with the relevant Dutch works council, Avient and DSM will enter into a Sale and Purchase Agreement (the Purchase Agreement) pursuant to which we will, among other things, acquire from DSM (a) all of the equity of DSM Protective Materials International B.V., a private limited liability company organized under the laws of the Netherlands, DSM Protective Materials B.V., a private limited liability company organized under the laws of the Netherlands, and DSM Protective Materials LLC, a Delaware limited liability company, and (b) certain other assets related to DSM's protective materials business (including the

13 AVIENT CORPORATION

Dyneema© Brand) (such equity and assets together, the Dyneema Business) (such acquisition of the Dyneema Business, the Dyneema Acquisition).
Pursuant to the terms of the Purchase Agreement, we have agreed to acquire the Dyneema Business for an aggregate purchase price of €1.38 billion, subject to certain customary adjustments for a European “locked box” transaction (the Purchase Price). Certain Purchase Price payments are Euro-denominated and are subject to change based on fluctuations in the Euro-USD exchange rate. In addition to the consultation process with the Dutch works council, the closing of the Dyneema Acquisition will be subject to the satisfaction or waiver of customary and other conditions, including the receipt of required regulatory approvals.
In conjunction with our intent to acquire the Dyneema Business, we plan to explore a potential sale of our Distribution business.
Results of Operations — The three months ended March 31, 2022 compared to three months ended March 31, 2021:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2022	2021	Change	% Change
Sales	$1,293.8	$1,162.3	$131.5	11.3%
Cost of sales	1,000.1	859.9	(140.2)	(16.3)%
Gross margin	293.7	302.4	(8.7)	(2.9)%
Selling and administrative expense	165.1	182.0	16.9	9.3%
Operating income	128.6	120.4	8.2	6.8%
Interest expense, net	(16.9)	(19.3)	2.4	12.4%
Other (expense) income, net	(0.6)	1.5	(2.1)	nm
Income before income taxes	111.1	102.6	8.5	8.3%
Income tax expense	(26.6)	(22.9)	(3.7)	(16.2)%
Net income	84.5	79.7	4.8	6.0%
Net income attributable to noncontrolling interests	(0.3)	(0.4)	0.1	nm
Net income attributable to Avient common shareholders	$84.2	$79.3	$4.9	6.2%

Earnings per share attributable to Avient common shareholders - Basic	$0.92	$0.87

Earnings (loss) per share attributable to Avient common shareholders - Diluted	$0.91	$0.86
nm - not meaningful
Sales
Sales increased $131.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of price increases associated with raw material inflation, growth in the healthcare and consumer end market and certain composite applications. These increases offset demand conditions in China as a result of the recent COVID lockdowns and in Europe as a result of the ongoing war in Ukraine, as well as weaker foreign exchange rates primarily from the Euro.
Cost of sales
As a percent of sales, cost of sales increased from 74.0% to 77.3% in the three months ended March 31, 2021 to March 31, 2022, primarily as a result of raw material inflation, higher wages and logistics costs, and lower insurance recoveries on previously incurred environmental remediation costs.
Selling and administrative expense
Selling and administrative expense decreased $16.9 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven primarily by weaker foreign exchange and lower incentive accruals.

14 AVIENT CORPORATION

Interest expense, net
Interest expense, net decreased $2.4 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to additional cross currency swaps entered into in 2021 (See Note 11, Derivatives and Hedging for details).
Income taxes
During the three months ended March 31, 2022, the Company’s effective tax rate was 23.9% versus 22.3% for the three months ended March 31, 2021. The income tax rate increase is primarily due to the higher tax effects of state income taxes, GILTI tax and less of a favorable foreign tax rate differential.
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

Sales and Operating Income — The three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2022	2021	Change	% Change
Sales:
Color, Additives and Inks	$649.5	$609.3	$40.2	6.6%
Specialty Engineered Materials	244.7	216.5	28.2	13.0%
Distribution	432.9	362.7	70.2	19.4%
Corporate and eliminations	(33.3)	(26.2)	(7.1)	(27.1)%
Total Sales	$1,293.8	$1,162.3	$131.5	11.3%

Operating income:
Color, Additives and Inks	$94.5	$88.8	$5.7	6.4%
Specialty Engineered Materials	39.7	34.2	5.5	16.1%
Distribution	24.2	24.0	0.2	0.8%
Corporate and eliminations	(29.8)	(26.6)	(3.2)	(12.0)%
Total Operating Income	$128.6	$120.4	$8.2	6.8%

Operating income as a percentage of sales:
Color, Additives and Inks	14.5%	14.6%	(0.1)	% points
Specialty Engineered Materials	16.2%	15.8%	0.4	% points
Distribution	5.6%	6.6%	(1.0)	% points
Total	9.9%	10.4%	(0.5)	% points

15 AVIENT CORPORATION

Color, Additives and Inks
Sales increased $40.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to higher selling prices across all regions and end markets. Demand conditions in the Americas remained strong, particularly in healthcare, which was offset by slowdowns in China as a result of the recent COVID lockdowns and in Europe as a result of the ongoing war in Ukraine.
Operating income increased $5.7 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to aforementioned price increases associated with raw material inflation, lower selling, general, and administrative expenses driven by synergies from prior acquisitions and lower incentives. These benefits were partially offset by weaker foreign exchange rates, wage inflation, higher supply chain costs, and demand conditions in China and Europe.
Specialty Engineered Materials
Sales increased $28.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to higher selling prices across all regions and end markets. Gains in the healthcare end market and growth in certain composite applications more than offset lower demand in China and transportation applications.
Operating income increased $5.5 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to aforementioned sales increases. These benefits were partially offset by wage inflation and higher supply chain costs.
Distribution
Sales increased $70.2 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven by increased average selling prices which offset lower demand.
Operating income in the three months ended March 31, 2022 was flat compared to the three months ended March 31, 2021 as margins were slightly compressed from higher cost inventory.
Corporate and Eliminations
Costs increased $3.2 million, or 12%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to higher environmental remediation costs and lower insurance recoveries on previously incurred environmental costs.
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
The following table summarizes our liquidity as of March 31, 2022 and December 31, 2021:

(In millions)	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$562.6	$601.2
Revolving credit availability	464.4	485.5
Liquidity	$1,027.0	$1,086.7

As of March 31, 2022, approximately 66% of the Company’s cash and cash equivalents resided outside the United States.
In connection with the Dyneema Acquisition, on April 19, 2022, we entered into a Commitment Letter with Morgan Stanley Senior Funding, Inc. and J.P. Morgan (the Commitment Parties), pursuant to which the Commitment Parties will commit to providing us with a $640.0 million senior secured term loan facility and a $900.0 million senior unsecured bridge loan (the Bridge Facility) for purposes of funding the Dyneema Acquisition. The commitment is subject to various conditions, including the execution of definitive documentation and other customary closing conditions. We currently intend to issue new senior unsecured notes in lieu of borrowing under the Bridge Facility.

16 AVIENT CORPORATION

Expected sources of cash needed to satisfy cash requirements for the remainder of 2022 outside of the Dyneema Acquisition include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Outside of the Dyneema Acquisition, expected uses of cash for the remainder of 2022 include interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, capital expenditures, and debt repayment.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021.
Operating Activities — In the three months ended March 31, 2022, net cash provided by operating activities was $18.9 million as compared to $3.6 million for the three months ended March 31, 2021, driven by increased earnings in 2022 and lower comparative investment in working capital.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2022 of $13.3 million reflects capital expenditures.
Net cash used by investing activities during the three months ended March 31, 2021 of $18.5 million primarily reflects capital expenditures of $16.5 million.
Financing Activities — Net cash used by financing activities for the three months ended March 31, 2022 of $43.8 million primarily reflects $21.7 million of dividends paid, repayment of debt of $2.4 million, repurchases of our outstanding common shares of $15.8 million, and the payment of withholding tax on share awards of $3.9 million.
Net cash provided by financing activities for the three months ended March 31, 2021 of $29.1 million primarily reflects $19.5 million of dividends paid, repurchases of our outstanding common shares of $4.2 million, and the payment of withholding tax on share awards of $3.1 million.
Debt
As of March 31, 2022, our principal amount of debt totaled $1,870.8 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2022	$6.0
2023	608.6
2024	8.6
2025	658.7
2026	6.9
Thereafter	582.0
Aggregate maturities	$1,870.8

As of March 31, 2022, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
Derivatives and Hedging
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. For additional information regarding our derivative instruments, please see Note 11, Derivatives and Hedging and Note 12, Subsequent Events to the accompanying condensed consolidated financial statements.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2022, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

17 AVIENT CORPORATION

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
•any material adverse changes in the Dyneema Business;
•our ability to achieve the strategic and other objectives relating to the Dyneema Acquisition, including any expected synergies, and the possible sale of the Distribution business segment; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 under Item 1A, “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

18 AVIENT CORPORATION

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These risks, along with those previously disclosed, could adversely affect our business, results of operations, financial position or cash flows.
Dyneema Acquisition Risks
The Dyneema Acquisition may not occur at all or may not occur in the expected time frame, which may negatively impact our share price.

On April 19, 2022, we entered into the Signing Protocol with DSM, pursuant to which we will enter into the Purchase Agreement and, subject to the satisfaction or waiver of specified conditions, we will acquire the Dyneema Business. The consummation of the Dyneema Acquisition is not assured. The Dyneema Acquisition is subject to risks and uncertainties, including the risks that the necessary regulatory approvals will not be obtained, the risk that Avient may be required to divest certain businesses or assets in connection with the Dyneema Acquisition, or that other closing conditions will not be satisfied. We cannot predict whether and when such conditions will be required or satisfied.

We may experience other difficulties integrating the Dyneema Business.

There can be no assurance that we will successfully or cost-effectively integrate the Dyneema Business. The failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

We will incur additional debt to complete the Dyneema Acquisition. Our ability to generate cash to service this debt depends on many factors beyond our control.

At March 31, 2022, we had total debt of approximately $1,870.8 million. We expect to incur approximately $1,390.0 million of debt to complete the Dyneema Acquisition.

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

The degree to which we are currently leveraged and will be leveraged following the consummation of the Dyneema Acquisition could have important consequences for shareholders.

19 AVIENT CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	5,757,472
February 1 to February 28	300,000	52.69	300,000	5,457,472
March 1 to March 31	—	—	—	5,457,472
Total	300,000	$52.69	300,000
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of March 31, 2022, approximately 5.5 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

20 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1†**
Signing Protocol between Avient Corporation and Koninklijke DSM N.V., dated April 19, 2022 (including the final form of Sale and Purchase Agreement between Avient Corporation and Koninklijke DSM N.V. as Annex A)

3.1
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

21 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 27, 2022	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

22 AVIENT CORPORATION