Form 10-Q
period 2022-06-30
AVIENT CORP
filed 2022-07-26
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of June 30, 2022 was 90,936,943.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$1,302.4	$1,235.2	$2,596.2	$2,397.5
Cost of sales	998.6	946.5	1,998.7	1,806.4
Gross margin	303.8	288.7	597.5	591.1
Selling and administrative expense	174.3	180.6	339.4	362.6
Operating income	129.5	108.1	258.1	228.5
Interest expense, net	(16.2)	(19.5)	(33.1)	(38.8)
Other income, net	1.4	1.2	0.8	2.7
Income before income taxes	114.7	89.8	225.8	192.4
Income tax expense	(30.0)	(20.4)	(56.6)	(43.3)
Net income	84.7	69.4	169.2	149.1
Net income attributable to noncontrolling interests	—	(0.6)	(0.3)	(1.0)
Net income attributable to Avient common shareholders	$84.7	$68.8	$168.9	$148.1

Earnings per share attributable to Avient common shareholders - Basic	$0.93	$0.75	$1.85	$1.62

Earnings per share attributable to Avient common shareholders - Diluted	$0.92	$0.74	$1.83	$1.60

Weighted-average shares used to compute earnings per common share:
Basic	91.4	91.3	91.4	91.3
Dilutive impact of share-based compensation	0.7	1.1	0.8	1.0
Diluted	92.1	92.4	92.2	92.3

Anti-dilutive shares not included in diluted common shares outstanding	0.2	—	0.3	—

Cash dividends declared per share of common stock	$0.2375	$0.2125	$0.4750	$0.4250
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$84.7	$69.4	$169.2	$149.1
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(50.2)	9.5	(59.3)	(41.5)
Cash flow hedges	0.9	0.7	2.1	1.5
Total other comprehensive (loss) income	(49.3)	10.2	(57.2)	(40.0)
Total comprehensive income	35.4	79.6	112.0	109.1
Comprehensive income attributable to noncontrolling interests	—	(0.6)	(0.3)	(1.0)
Comprehensive income attributable to Avient common shareholders	$35.4	$79.0	$111.7	$108.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$645.1	$601.2
Accounts receivable, net	752.6	642.3
Inventories, net	494.0	461.1
Other current assets	128.4	122.4
Total current assets	2,020.1	1,827.0
Property, net	638.9	676.1
Goodwill	1,256.8	1,286.4
Intangible assets, net	867.2	925.2
Operating lease assets, net	62.7	74.1
Other non-current assets	197.9	208.4
Total assets	$5,043.6	$4,997.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$607.7	$8.6
Accounts payable	634.0	553.9
Current operating lease obligations	21.4	24.2
Accrued expenses and other current liabilities	307.5	353.9
Total current liabilities	1,570.6	940.6
Non-current liabilities:
Long-term debt	1,249.1	1,850.3
Pension and other post-retirement benefits	95.0	100.0
Deferred income taxes	106.6	100.6
Non-current operating lease obligations	41.8	50.1
Other non-current liabilities	154.7	165.1
Total non-current liabilities	1,647.2	2,266.1

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,809.7	1,774.7
Noncontrolling interest	16.1	15.8
Total equity	1,825.8	1,790.5
Total liabilities and equity	$5,043.6	$4,997.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$169.2	$149.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.1	69.5
Accelerated depreciation and amortization	3.2	1.4
Share-based compensation expense	6.3	5.6
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(133.2)	(196.1)
Increase in inventories	(45.9)	(88.1)
Increase in accounts payable	98.5	108.4
Decrease in pension and other post-retirement benefits	(9.9)	(9.2)
(Decrease) increase in accrued expenses and other assets and liabilities, net	(52.6)	27.5
Net cash provided by operating activities	106.7	68.1
Investing activities
Capital expenditures	(34.0)	(42.1)
Settlement of cross-currency swaps	75.1	—
Net cash proceeds used by other assets	—	(2.0)
Net cash provided (used) by investing activities	41.1	(44.1)
Financing activities
Purchase of common shares for treasury	(36.4)	(4.2)
Cash dividends paid	(43.5)	(38.8)
Repayment of long-term debt	(4.4)	(4.4)
Payments of withholding tax on share awards	(4.1)	(4.2)
Net cash used by financing activities	(88.4)	(51.6)
Effect of exchange rate changes on cash	(15.5)	(5.7)
Increase (decrease) in cash and cash equivalents	43.9	(33.3)
Cash and cash equivalents at beginning of year	601.2	649.5
Cash and cash equivalents at end of period	$645.1	$616.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2022	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	84.2	—	—	84.2	0.3	84.5
Other comprehensive loss	—	—	—	—	—	—	(7.9)	(7.9)	—	(7.9)
Cash dividends declared (1)	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.3)	—	—	—	(15.8)	—	(15.8)	—	(15.8)
Share-based compensation and exercise of awards	—	0.1	—	(2.2)	—	1.9	—	(0.3)	—	(0.3)
Balance at March 31, 2022	122.2	(30.8)	$1.2	$1,509.6	$1,270.5	$(914.6)	$(53.5)	$1,813.2	$16.1	$1,829.3
Net income	—	—	—	—	84.7	—	—	84.7		84.7
Other comprehensive income	—	—	—	—	—	—	(49.3)	(49.3)	—	(49.3)
Cash dividends declared (1)	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.5)	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Share-based compensation and exercise of awards	—	—	—	3.4	—	—	—	3.4	—	3.4
Balance at June 30, 2022	122.2	(31.3)	$1.2	$1,513.0	$1,333.5	$(935.2)	$(102.8)	$1,809.7	$16.1	$1,825.8

(1) Dividends declared per share were $0.2375 and $0.4750 for the three and six months ended June 30, 2022, respectively.

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2021	122.2	(30.8)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	79.3	—	—	79.3	0.4	79.7
Other comprehensive loss	—	—	—	—	—	—	(50.2)	(50.2)	—	(50.2)
Cash dividends declared (1)	—	—	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.1	—	2.9	—	1.6	—	4.5	—	4.5
Balance at March 31, 2021	122.2	(30.8)	$1.2	$1,516.2	$1,117.2	$(903.8)	$(23.8)	$1,707.0	$15.0	$1,722.0
Net income	—	—	—	—	68.8	—	—	68.8	0.6	69.4
Other comprehensive income	—	—	—	—	—	—	10.2	10.2	—	10.2
Noncontrolling interest activity	—	—	—	—	—	—	—	—	2.6	2.6
Cash dividends declared (1)	—	—	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Share-based compensation and exercise of awards	—	—	—	1.0	—	0.6	—	1.6	—	1.6
Balance at June 30, 2021	122.2	(30.8)	$1.2	$1,517.2	$1,166.6	$(903.2)	$(13.6)	$1,768.2	$18.2	$1,786.4

(1) Dividends declared per share were $0.2125 and $0.4250 for the three and six months ended June 30, 2021, respectively.
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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2022.
Note 2 — BUSINESS COMBINATIONS
On April 19, 2022, we entered into a signing protocol (the Signing Protocol) with Koninklijke DSM N.V., a public limited liability company incorporated under the laws of the Netherlands (DSM). Pursuant to the terms of the Signing Protocol, Avient and DSM agreed that, after completion of the consultation process with the relevant Dutch works council, they would will enter into a Sale and Purchase Agreement (the Purchase Agreement) pursuant to which Avient will, among other things, acquire from DSM (a) all of the equity of DSM Protective Materials International B.V., a private limited liability company organized under the laws of the Netherlands, DSM Protective Materials B.V., a private limited liability company organized under the laws of the Netherlands, and DSM Protective Materials LLC, a Delaware limited liability company, and (b) certain other assets related to DSM's protective materials business (including the Dyneema© Brand) (such equity and assets together, the Dyneema Business) (such acquisition of the Dyneema Business, the Dyneema Acquisition). Avient and DSM entered into the Purchase Agreement on June 23, 2022.
Pursuant to the terms of the Purchase Agreement, we have agreed to acquire the Dyneema Business for an aggregate purchase price of €1.38 billion, subject to certain customary adjustments for a European “locked box” transaction (the Purchase Price). Certain Purchase Price payments are Euro-denominated and are subject to change based on fluctuations in the euro-U.S. dollar exchange rate. The closing of the Dyneema Acquisition will be subject to the satisfaction or waiver of customary and other conditions. We have received all required regulatory approvals.
In conjunction with our intent to acquire the Dyneema Business, we are exploring a potential sale of our Distribution business.
On July 1, 2021, the Company completed its acquisition of Magna Colours Ltd. (Magna Colours), a market leader in sustainable, water-based inks technology for the textile screen printing industry, for the purchase price of $47.6 million, net of cash acquired. The results of the Magna Colours business are reported in the Color, Additives and Inks segment. The purchase price allocation resulted in intangible assets of $27.5 million and goodwill of $22.0 million, partially offset by net liabilities assumed. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 10 to 20 years. Purchase accounting was finalized as of June 30, 2022.

6 AVIENT CORPORATION

Note 3 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2022 and December 31, 2021 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Distribution	Total
Balance at December 31, 2021	$236.3	$1,048.5	$1.6	$1,286.4
Currency translation	(1.6)	(28.0)	—	(29.6)
Balance at June 30, 2022	$234.7	$1,020.5	$1.6	$1,256.8

Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(148.3)	$(6.5)	$352.4
Patents, technology and other	566.7	(149.0)	(15.9)	401.8
Indefinite-lived trade names	113.2	—	(0.2)	113.0
Total	$1,187.1	$(297.3)	$(22.6)	$867.2

	As of December 31, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(135.4)	$6.0	$377.8
Patents, technology and other	566.7	(134.3)	1.8	434.2
Indefinite-lived trade names	113.2	—	—	113.2
Total	$1,187.1	$(269.7)	$7.8	$925.2

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
Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Condensed Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Cost of sales	$4.8	$5.5	$9.2	$9.3
Selling and administrative expense	2.2	3.4	4.5	7.8
Total operating lease cost	$7.0	$8.9	$13.7	$17.1

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2022 and 2021 was 4.8 years and 4.9 years, respectively.

7 AVIENT CORPORATION

The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rates used to measure our operating lease liabilities as of June 30, 2022 and 2021 were 3.7%.
Maturity Analysis of Operating Lease Liabilities:

As of June 30, 2022
(In millions)
2022	$12.4
2023	19.9
2024	12.9
2025	8.1
2026	5.0
Thereafter	11.3
Total lease payments	69.4
Less amount of lease payment representing interest	(6.2)
Total present value of lease payments	$63.2

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of June 30, 2022	As of December 31, 2021
Finished products	$252.7	$244.4
Work in process	26.1	21.2
Raw materials and supplies	215.2	195.5
Inventories, net	$494.0	$461.1

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of June 30, 2022	As of December 31, 2021
Land and land improvements	$86.1	$91.5
Buildings	344.3	350.6
Machinery and equipment	968.5	972.3
Property, gross	1,398.9	1,414.4
Less accumulated depreciation	(760.0)	(738.3)
Property, net	$638.9	$676.1

Note 7 — INCOME TAXES
During the three and six months ended June 30, 2022, the Company’s effective tax rate of 26.1% and 25.0%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings, and global intangible low-taxed income (GILTI) tax. These unfavorable items were partially offset by the U.S. research and development tax credit.
During the three and six months ended June 30, 2021, the Company’s effective tax rate of 22.6% and 22.5%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign withholding tax liability accrued associated with the future repatriation of certain current year foreign earnings and GILTI tax. These unfavorable items were partially offset by changes in net foreign deferred tax assets from a foreign statutory tax rate change, favorable prior year foreign return-to-provision adjustments and U.S. research and development tax credit.

8 AVIENT CORPORATION

Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	608.2	5.3	602.9	2.21%
5.25% senior notes due 2023	600.0	0.8	599.2	5.25%
5.75% senior notes due 2025	650.0	5.9	644.1	5.75%
Other Debt	10.6	—	10.6
Total Debt	1,868.8	12.0	1,856.8
Less short-term and current portion of long-term debt	608.5	0.8	607.7
Total long-term debt, net of current portion	$1,260.3	$11.2	$1,249.1

As of December 31, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	611.5	6.2	605.3	1.85%
5.25% senior notes due 2023	600.0	1.4	598.6	5.25%
5.75% senior notes due 2025	650.0	6.8	643.2	5.75%
Other Debt	11.8	—	11.8
Total Debt	1,873.3	14.4	1,858.9
Less short-term and current portion of long-term debt	8.6	—	8.6
Total long-term debt, net of current portion	$1,864.7	$14.4	$1,850.3
As of June 30, 2022, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $487.1 million.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2022, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at June 30, 2022 and December 31, 2021 was $1,826.7 million and $1,917.7 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
In connection with the Dyneema Acquisition, on April 19, 2022, we entered into a Commitment Letter with Morgan Stanley Senior Funding, Inc. and J.P. Morgan (the Commitment Parties), pursuant to which the Commitment Parties committed to provide us with a $640.0 million senior secured term loan facility and a $900.0 million senior unsecured bridge loan (the Bridge Facility) for purposes of funding the Dyneema Acquisition. The commitment is subject to various conditions, including the execution of definitive documentation and other customary closing conditions. We currently intend to issue new senior long-term debt in lieu of borrowing under the Bridge Facility.
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

9 AVIENT CORPORATION

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
Segment information for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$646.8	$649.1	$93.6	$622.3	$624.4	$86.3
Specialty Engineered Materials	223.8	243.9	36.6	219.1	240.6	37.3
Distribution	431.8	443.2	27.1	392.1	404.4	23.7
Corporate and eliminations	—	(33.8)	(27.8)	1.7	(34.2)	(39.2)
Total	$1,302.4	$1,302.4	$129.5	$1,235.2	$1,235.2	$108.1

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In millions)	Sales to External Customers	Total Sales	Operating Income	Sales to External Customers	Total Sales	Operating Income
Color, Additives and Inks	$1,294.8	$1,298.6	$188.1	$1,230.2	$1,233.7	$175.1
Specialty Engineered Materials	447.1	488.6	76.3	414.9	457.1	71.5
Distribution	854.3	876.1	51.3	747.0	767.1	47.7
Corporate and eliminations	—	(67.1)	(57.6)	5.4	(60.4)	(65.8)
Total	$2,596.2	$2,596.2	$258.1	$2,397.5	$2,397.5	$228.5

	Total Assets
(In millions)	As of June 30, 2022	As of December 31, 2021
Color, Additives and Inks	$2,933.9	$2,965.2
Specialty Engineered Materials	783.3	771.0
Distribution	404.3	384.9
Corporate and eliminations	922.1	876.1
Total assets	$5,043.6	$4,997.2

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

10 AVIENT CORPORATION

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
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address contamination at the site. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial design actions at the site. In February 2020, the respondents signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $107.7 million for this matter. During the three and six months ended June 30, 2022, Avient recognized $3.0 million and $5.0 million of expense, respectively, related to environmental remediation costs, compared to $12.5 million and $13.0 million recognized during the three and six months ended June 30, 2021, respectively.
During the three and six months ended June 30, 2022, Avient received $7.6 million and $8.2 million, respectively, of insurance recoveries for previously incurred environmental costs. During the six months ended June 30, 2021, Avient received $4.5 million of insurance recoveries. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Condensed Consolidated Balance Sheets include accruals totaling $119.9 million and $124.5 million as of June 30, 2022 and December 31, 2021, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at June 30, 2022. However, such additional costs, if any, cannot be currently estimated.
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
Net Investment Hedge
As a means of mitigating the future impact of currency fluctuations on our euro investments in foreign entities, we enter into cross currency swaps in which we generally pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. In April and May 2022, we settled €1.0 billion of our existing cross currency swaps and concurrently entered into €1.1 billion of new cross currency swaps, to align with our planned financing of the Dyneema Acquisition, receiving cash proceeds of $75.1 million. We currently have 11 cross currency swaps with a combined notional amount of €1.4 billion with maturities in 2023 and 2028. These effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. Included in Interest expense, net within the

11 AVIENT CORPORATION

Condensed Consolidated Statements of Income are gains of $7.0 million and $12.6 million for the three and six months ended June 30, 2022, compared to gains of $3.5 million and $7.0 million for the three and six months ended June 30, 2021, respectively.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2022, gains of $45.2 million and $52.0 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to a loss of $5.2 million and a gain of $17.7 million for the three and six months ended June 30, 2021, respectively.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to ASC Topic 815, Derivatives and Hedging. The net interest payments accrued are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.6 million and $1.6 million for the three and six months ended June 30, 2022, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, gains of $0.9 million and $2.1 million, net of tax, were recognized in AOCI, compared to gains of $0.7 million $1.5 million for the three and six months ended June 30, 2021.
Derivatives Not Designated for Hedge Accounting
On April 20, 2022, we executed additional cross currency swaps, pursuant to which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of €900 million, which mature in April 2028, as a means of mitigating the impact of currency fluctuations on our future euro investments in foreign entities related to the Dyneema Acquisition. Additionally, we entered into foreign currency forward contracts with an aggregate notional amount of €350 million, which are scheduled to mature within one year, to mitigate the impact of currency fluctuations on the euro-denominated Purchase Price for the Dyneema Acquisition. Changes in the fair value of the cross-currency swaps and foreign exchange forward contracts are recorded in earnings directly. The amount of income recognized within Other income, net in our Condensed Consolidated Statements of Income was $0.9 million for the three and six months ended June 30, 2022.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of June 30, 2022	As of December 31, 2021
Assets
Cross Currency Swaps (Net Investment Hedge)	Other current assets	$22.6	$—
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	10.9	31.7
Mark-to-Market Cross Currency Swaps	Other non-current assets	13.0	—
Liabilities
Interest Rate Swaps (Cash Flow Hedge)	Other current liabilities	$0.2	$3.1
Mark-to-Market Foreign Exchange Forwards	Other current liabilities	12.1	—

12 AVIENT CORPORATION

Note 12 — SUBSEQUENT EVENTS

During July 2022, we settled €2.3 billion of our existing 2023 and 2025 cross-currency swaps and concurrently entered into €2.4 billion of new cross currency swaps, receiving cash proceeds of $65.6 million.

13 AVIENT CORPORATION

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
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net income and net income attributable to Avient common shareholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Sales	$1,302.4	$1,235.2	$2,596.2	$2,397.5
Operating income	129.5	108.1	258.1	228.5
Net income	$84.7	$69.4	$169.2	$149.1

Net income attributable to Avient common shareholders	$84.7	$68.8	$168.9	$148.1
Trends and Developments
COVID-19
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our employees, customers, supply chain and distribution network. Although we are unable to predict the ultimate impact of the COVID-19 outbreak, the pandemic has in the past adversely affected, and could in the future adversely affect our business. While we concluded there were no indicators of impairment as of June 30, 2022, any significant sustained adverse change in financial results or macroeconomic conditions could result in future impairments of long-lived assets. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.
Dyneema Acquisition
On April 19, 2022, we entered into a signing protocol (the Signing Protocol) with Koninklijke DSM N.V., a public limited liability company incorporated under the laws of the Netherlands (DSM). Pursuant to the terms of the Signing Protocol, Avient and DSM agreed that, after completion of the consultation process with the relevant Dutch works council, they woulld enter into a Sale and Purchase Agreement (the Purchase Agreement) pursuant to which Avient will, among other things, acquire from DSM (a) all of the equity of DSM Protective Materials International B.V., a private limited liability company organized under the laws of the Netherlands, DSM Protective Materials B.V., a private limited liability company organized under the laws of the Netherlands, and DSM Protective Materials LLC, a Delaware limited liability company, and (b) certain other assets related to DSM's protective materials business (including the Dyneema© Brand) (such equity and assets together, the Dyneema Business) (such acquisition of the Dyneema Business, the Dyneema Acquisition). Avient and DSM entered into the Purchase Agreement on June 23, 2022.
Pursuant to the terms of the Purchase Agreement, we have agreed to acquire the Dyneema Business for an aggregate purchase price of €1.38 billion, subject to certain customary adjustments for a European “locked box” transaction (the Purchase Price). Certain Purchase Price payments are euro-denominated and are subject to change based on fluctuations in the euro-U.S. dollar exchange rate. The closing of the Dyneema Acquisition will be subject to the satisfaction or waiver of customary and other conditions. We have received all required regulatory approvals.

14 AVIENT CORPORATION

In conjunction with our intent to acquire the Dyneema Business, we are exploring a potential sale of our Distribution business.
Magna Colours Acquisition
On July 1, 2021, the Company completed its acquisition of Magna Colours Ltd. (Magna Colours), a market leader in sustainable, water-based inks technology for the textile screen printing industry, for the purchase price of $47.6 million, net of cash acquired. The results of the Magna Colours business are reported in the Color, Additives and Inks segment. The purchase price allocation resulted in intangible assets of $27.5 million and goodwill of $22.0 million, partially offset by net liabilities assumed. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 10 to 20 years. Purchase accounting was finalized as of June 30, 2022.
Results of Operations — The three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2022	2021	Change	% Change	2022	2021	Change	% Change
Sales	$1,302.4	$1,235.2	$67.2	5%	$2,596.2	$2,397.5	$198.7	8%
Cost of sales	998.6	946.5	(52.1)	(6)%	1,998.7	1,806.4	(192.3)	(11)%
Gross margin	303.8	288.7	15.1	5%	597.5	591.1	6.4	1%
Selling and administrative expense	174.3	180.6	6.3	3%	339.4	362.6	23.2	6%
Operating income	129.5	108.1	21.4	20%	258.1	228.5	29.6	13%
Interest expense, net	(16.2)	(19.5)	3.3	17%	(33.1)	(38.8)	5.7	15%
Other income, net	1.4	1.2	0.2	nm	0.8	2.7	(1.9)	nm
Income before income taxes	114.7	89.8	24.9	28%	225.8	192.4	33.4	17%
Income tax expense	(30.0)	(20.4)	(9.6)	(47)%	(56.6)	(43.3)	(13.3)	(31)%
Net income	84.7	69.4	15.3	22%	169.2	149.1	20.1	13%
Net income attributable to noncontrolling interests	—	(0.6)	0.6	nm	(0.3)	(1.0)	0.7	nm
Net income attributable to Avient common shareholders	$84.7	$68.8	$15.9	23%	$168.9	$148.1	$20.8	14%

Earnings per share attributable to Avient common shareholders - Basic	$0.93	$0.75			$1.85	$1.62

Earnings (loss) per share attributable to Avient common shareholders - Diluted	$0.92	$0.74			$1.83	$1.60
nm - not meaningful
Sales
Sales increased $67.2 million and $198.7 million in the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 as a result of growth in the healthcare and consumer end markets, certain composite applications, and price increases associated with raw material inflation. These increases were partially offset by decreased demand in China as a result of the recent COVID-19 lockdowns as well as weaker foreign exchange rates primarily from the euro.
Cost of sales
As a percent of sales, cost of sales increased slightly from 76.6% to 76.7% in the three months ended June 30, 2021 to June 30, 2022. Cost of sales as a percent of sales increased from 75.3% to 77.0% in the six months ended June 30, 2021 to June 30, 2022, primarily as a result of cost inflation.
Selling and administrative expense
Selling and administrative expense decreased $6.3 million and $23.2 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, driven primarily by weaker foreign exchange rates and lower incentive accruals.

15 AVIENT CORPORATION

Interest expense, net
Interest expense, net decreased $3.3 million and $5.7 million in the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 due to additional cross currency swaps (See Note 11, Derivatives and Hedging for details).
Income taxes
During the three and six months ended June 30, 2022, the Company’s effective tax rate was 26.1% and 25.0%, respectively, compared to 22.6% and 22.5% for the three and six months ended June 30, 2021, respectively. The income tax rate increase is primarily due to the higher global intangible low-taxed income (GILTI) tax in 2022 compared to 2021 and a favorable impact from foreign tax rate change for the three and six months ended June 30, 2021 not repeated in 2022.
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

Sales and Operating Income — The three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2022	2021	Change	% Change	2022	2021	Change	% Change
Sales:
Color, Additives and Inks	$649.1	$624.4	$24.7	4%	$1,298.6	$1,233.7	$64.9	5%
Specialty Engineered Materials	243.9	240.6	3.3	1%	488.6	457.1	31.5	7%
Distribution	443.2	404.4	38.8	10%	876.1	767.1	109.0	14%
Corporate and eliminations	(33.8)	(34.2)	0.4	1%	(67.1)	(60.4)	(6.7)	(11)%
Total Sales	$1,302.4	$1,235.2	$67.2	5%	$2,596.2	$2,397.5	$198.7	8%

Operating income:
Color, Additives and Inks	$93.6	$86.3	$7.3	8%	$188.1	$175.1	$13.0	7%
Specialty Engineered Materials	36.6	37.3	(0.7)	(2)%	76.3	71.5	4.8	7%
Distribution	27.1	23.7	3.4	14%	51.3	47.7	3.6	8%
Corporate and eliminations	(27.8)	(39.2)	11.4	29%	(57.6)	(65.8)	8.2	12%
Total Operating Income	$129.5	$108.1	$21.4	20%	$258.1	$228.5	$29.6	13%

Operating income as a percentage of sales:
Color, Additives and Inks	14.4%	13.8%	0.6	% points	14.5%	14.2%	0.3	% points
Specialty Engineered Materials	15.0%	15.5%	(0.5)	% points	15.6%	15.6%	—	% points
Distribution	6.1%	5.9%	0.2	% points	5.9%	6.2%	(0.3)	% points
Total	9.9%	8.8%	1.1	% points	9.9%	9.5%	0.4	% points
Color, Additives and Inks
Sales increased $24.7 million and $64.9 million in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to higher selling prices across all regions and end markets.

16 AVIENT CORPORATION

Healthcare growth in the Americas offset sales declines associated with the COVID-19 shutdown in China and the ongoing war in Ukraine. Additionally, unfavorable foreign exchange rates also reduced sales.
Operating income increased $7.3 million and $13.0 million in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The operating income growth was driven by the aforementioned sales growth, lower selling, general and administrative expenses driven by synergies from acquisitions and lower incentives. These benefits more than offset weaker foreign exchange rates and cost inflation.
Specialty Engineered Materials
Sales increased $3.3 million and $31.5 million in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Higher selling prices associated with raw material inflation and growth in composite applications more than offset weaker foreign exchange rates along with lower demand in China and certain outdoor high performance applications.
Operating income was down slightly as higher pricing offset the impact of unfavorable mix, and higher cost inflation in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Operating income increased $4.8 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to aforementioned sales increases from higher selling prices and growth in composite applications.
Distribution
Sales increased $38.8 million and $109.0 million in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively, driven by increased average selling prices.
Operating income increased $3.4 million and $3.6 million in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, due to higher selling prices.
Corporate and Eliminations
Costs decreased $11.4 million, or 29%, and $8.2 million, or 12% in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 due to lower environmental remediation costs and higher insurance recoveries on previously incurred environmental costs, as well as lower incentive accruals.
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
The following table summarizes our liquidity as of June 30, 2022 and December 31, 2021:

(In millions)	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$645.1	$601.2
Revolving credit availability	487.1	485.5
Liquidity	$1,132.2	$1,086.7

As of June 30, 2022, approximately 69% of the Company’s cash and cash equivalents resided outside the United States.
In connection with the Dyneema Acquisition, on April 19, 2022, we entered into a Commitment Letter with Morgan Stanley Senior Funding, Inc. and J.P. Morgan (the Commitment Parties), pursuant to which the Commitment Parties committed to providing us with a $640.0 million senior secured term loan facility and a $900.0 million senior unsecured bridge loan (the Bridge Facility) for purposes of funding the Dyneema Acquisition. The commitment is subject to various conditions, including the execution of definitive documentation and other customary closing conditions. We currently intend to issue new senior long-term debt in lieu of borrowing under the Bridge Facility.
Expected sources of cash needed to satisfy cash requirements for the remainder of 2022 outside of the Dyneema Acquisition include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Outside of the Dyneema Acquisition, expected uses of cash for the remainder of 2022 include interest

17 AVIENT CORPORATION

payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, capital expenditures, and repayment of debt.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021.
Operating Activities — In the six months ended June 30, 2022, net cash provided by operating activities was $106.7 million as compared to $68.1 million for the six months ended June 30, 2021, driven by increased earnings and lower comparative investment in working capital.
Investing Activities — Net cash provided by investing activities during the six months ended June 30, 2022 of $41.1 million reflects $75.1 million associated with the settlement of cross-currency swaps, partially offset by capital expenditures.
Net cash used by investing activities during the six months ended June 30, 2021 of $44.1 million primarily reflects capital expenditures.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2022 of $88.4 million primarily reflects $43.5 million of dividends paid and repurchases of our outstanding common shares of $36.4 million.
Net cash used by financing activities for the six months ended June 30, 2021 of $51.6 million primarily reflects $38.8 million of dividends paid, repurchases of our outstanding common shares of $4.2 million.
Debt
As of June 30, 2022, our principal amount of debt totaled $1,868.8 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2022	$4.1
2023	608.6
2024	8.6
2025	658.7
2026	6.9
Thereafter	581.9
Aggregate maturities	$1,868.8

As of June 30, 2022, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2022, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks, including recessionary conditions;
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
•our ability to achieve the strategic and other objectives relating to the Dyneema Acquisition and the possible sale of the Distribution business segment; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 under Item 1A, “Risk Factors.”
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

19 AVIENT CORPORATION

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. These risks, along with those previously disclosed, could adversely affect our business, results of operations, financial position or cash flows.
Dyneema Acquisition Risks
We may experience difficulties integrating the Dyneema Business.

There can be no assurance that we will successfully or cost-effectively integrate the Dyneema Business. The failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

We will incur additional debt to complete the Dyneema Acquisition. Our ability to generate cash to service this debt depends on many factors beyond our control.

At June 30, 2022, we had total debt of approximately $1,868.8 million. We expect to incur approximately $1.2 billion of debt to complete the Dyneema Acquisition.

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

Global Operating Risks

Higher energy costs worldwide, including as a result of the ongoing conflict between Russia and Ukraine, could adversely impact our results of operations.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. In the event that the supply of natural gas from Russia stops or is significantly reduced, there may be supply disruptions, increased prices, temporary

20 AVIENT CORPORATION

shutdowns or closures of our manufacturing facilities, or further rationing of energy supply within countries where we do business, which could have a material adverse impact on our business or results of operations in those countries. While we have developed contingency plans to flex and shift production in the case of temporary shutdowns or closures of our manufacturing facilities, we may be unable to shift all impacted operations to alternatives sites.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	5,457,472
May 1 to May 31	—	—	—	5,457,472
June 1 to June 30	500,000	41.24	500,000	4,957,472
Total	500,000	$41.24	500,000
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of June 30, 2022, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

21 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1†
Signing Protocol between Avient Corporation and Koninklijke DSM N.V., dated April 19, 2022 (including the final form of Sale and Purchase Agreement between Avient Corporation and Koninklijke DSM N.V. as Annex A) (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, SEC File No. 1-16091)

2.2†
Sale and Purchase Agreement of the DSM Protective Materials Business, by and among Koninklijke DSM N.V., Avient Corporation and, solely for the purposes of Clause 2.1 and Clause 2.2, Fiber-Line International B.V., dated June 23, 2022 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 24, 2022, SEC File No. 1-16091)

3.1
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

July 26, 2022	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

23 AVIENT CORPORATION