Form 10-Q
period 2022-09-30
AVIENT CORP
filed 2022-11-02
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of September 30, 2022 was 90,943,531.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$823.3	$818.0	$2,606.5	$2,508.5
Cost of sales	627.9	602.4	1,895.8	1,781.2
Gross margin	195.4	215.6	710.7	727.3
Selling and administrative expense	154.8	162.8	467.8	497.7
Operating income	40.6	52.8	242.9	229.6
Interest expense, net	(37.3)	(19.0)	(70.4)	(57.8)
Other (expense) income, net	(32.3)	1.6	(31.3)	4.3
(Loss) income from continuing operations before income taxes	(29.0)	35.4	141.2	176.1
Income tax benefit (expense)	1.2	(2.0)	(41.5)	(32.1)
Net (loss) income from continuing operations	(27.8)	33.4	99.7	144.0
Income from discontinued operations, net of income taxes	17.1	19.2	58.8	57.7
Net (loss) income	$(10.7)	$52.6	$158.5	$201.7
Net loss (income) attributable to noncontrolling interests	0.4	0.3	0.1	(0.7)
Net (loss) income attributable to Avient common shareholders	$(10.3)	$52.9	$158.6	$201.0

(Loss) earnings per share attributable to Avient common shareholders - Basic
Continuing operations	$(0.30)	$0.37	$1.09	$1.57
Discontinued operations	0.19	0.21	0.65	0.63
Total	$(0.11)	$0.58	$1.74	$2.20

(Loss) earnings per share attributable to Avient common shareholders - Diluted
Continuing operations	$(0.30)	$0.37	$1.08	$1.56
Discontinued operations	0.19	0.20	0.64	0.62
Total	$(0.11)	$0.57	$1.72	$2.18

Weighted-average shares used to compute earnings per common share:
Basic	90.9	91.4	91.3	91.3
Dilutive impact of share-based compensation	—	0.8	0.7	0.8
Diluted	90.9	92.2	92.0	92.1

Anti-dilutive shares not included in diluted common shares outstanding	1.0	—	0.3	—

Cash dividends declared per share of common stock	$0.2375	$0.2125	$0.7125	$0.6375
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(10.7)	$52.6	$158.5	$201.7
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(61.1)	(29.4)	(120.4)	(70.9)
Cash flow hedges	0.2	0.7	2.3	2.2
Total other comprehensive loss	(60.9)	(28.7)	(118.1)	(68.7)
Total comprehensive (loss) income	(71.6)	23.9	40.4	133.0
Comprehensive loss (income) attributable to noncontrolling interests	0.4	0.3	0.1	(0.7)
Comprehensive (loss) income attributable to Avient common shareholders	$(71.2)	$24.2	$40.5	$132.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$544.4	$601.2
Accounts receivable, net	504.6	439.9
Inventories, net	441.5	305.8
Current assets held for sale	367.8	360.2
Other current assets	130.0	119.9
Total current assets	1,988.3	1,827.0
Property, net	965.4	672.3
Goodwill	1,491.0	1,284.8
Intangible assets, net	1,525.7	925.2
Operating lease assets, net	56.0	58.2
Non-current assets held for sale	—	22.0
Other non-current assets	280.7	207.7
Total assets	$6,307.1	$4,997.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$613.9	$8.6
Accounts payable	448.7	429.5
Current operating lease obligations	18.1	21.1
Current liabilities held for sale	170.3	141.3
Accrued expenses and other current liabilities	304.6	340.2
Total current liabilities	1,555.6	940.7
Non-current liabilities:
Long-term debt	2,502.9	1,850.3
Pension and other post-retirement benefits	91.6	99.9
Deferred income taxes	210.4	100.6
Non-current operating lease obligations	35.7	37.3
Non-current liabilities held for sale	—	13.1
Other non-current liabilities	174.8	164.8
Total non-current liabilities	3,015.4	2,266.0

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	1,720.4	1,774.7
Noncontrolling interest	15.7	15.8
Total equity	1,736.1	1,790.5
Total liabilities and equity	$6,307.1	$4,997.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$158.5	$201.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.3	105.8
Accelerated depreciation	4.0	1.9
Share-based compensation expense	9.5	8.4
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(66.5)	(199.7)
Increase in inventories	(12.5)	(156.2)
Increase in accounts payable	43.5	95.3
Decrease in pension and other post-retirement benefits	(15.8)	(14.2)
(Decrease) increase in accrued expenses and other assets and liabilities, net	(7.1)	67.0
Net cash provided by operating activities	223.9	110.0
Investing activities
Capital expenditures	(55.1)	(62.7)
Business acquisitions, net of cash acquired	(1,426.1)	(47.6)
Settlement of foreign exchange derivatives	93.3	—
Net cash proceeds used by other assets	—	(2.0)
Net cash used by investing activities	(1,387.9)	(112.3)
Financing activities
Debt proceeds	1,300.0	—
Purchase of common shares for treasury	(36.4)	(4.2)
Cash dividends paid	(65.2)	(58.2)
Repayment of long-term debt	(6.8)	(16.5)
Payments of withholding tax on share awards	(4.2)	(9.1)
Debt financing costs	(49.3)	—
Other financing activities	—	(3.5)
Net cash provided (used) by financing activities	1,138.1	(91.5)
Effect of exchange rate changes on cash	(30.9)	(10.5)
Decrease in cash and cash equivalents	(56.8)	(104.3)
Cash and cash equivalents at beginning of year	601.2	649.5
Cash and cash equivalents at end of period	$544.4	$545.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2022	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	84.2	—	—	84.2	0.3	84.5
Other comprehensive loss	—	—	—	—	—	—	(7.9)	(7.9)	—	(7.9)
Cash dividends declared	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.3)	—	—	—	(15.8)	—	(15.8)	—	(15.8)
Share-based compensation and exercise of awards	—	0.1	—	(2.2)	—	1.9	—	(0.3)	—	(0.3)
Balance at March 31, 2022	122.2	(30.8)	$1.2	$1,509.6	$1,270.5	$(914.6)	$(53.5)	$1,813.2	$16.1	$1,829.3
Net income	—	—	—	—	84.7	—	—	84.7	—	84.7
Other comprehensive loss	—	—	—	—	—	—	(49.3)	(49.3)	—	(49.3)
Cash dividends declared	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.5)	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Share-based compensation and exercise of awards	—	—	—	3.4	—	—	—	3.4	—	3.4
Balance at June 30, 2022	122.2	(31.3)	$1.2	$1,513.0	$1,333.5	$(935.2)	$(102.8)	$1,809.7	$16.1	$1,825.8
Net loss	—	—	—	—	(10.3)	—	—	(10.3)	(0.4)	(10.7)
Other comprehensive loss	—	—	—	—	—	—	(60.9)	(60.9)	—	(60.9)
Cash dividends declared	—	—	—	—	(21.6)	—	—	(21.6)	—	(21.6)
Share-based compensation and exercise of awards	—	—	—	3.4	—	0.1	—	3.5	—	3.5
Balance at September 30, 2022	122.2	(31.3)	1.2	$1,516.4	$1,301.6	$(935.1)	$(163.7)	$1,720.4	$15.7	$1,736.1

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2021	122.2	(30.8)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	79.3	—	—	79.3	0.4	79.7
Other comprehensive loss	—	—	—	—	—	—	(50.2)	(50.2)	—	(50.2)
Cash dividends declared	—	—	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.1	—	2.9	—	1.6	—	4.5	—	4.5
Balance at March 31, 2021	122.2	(30.8)	$1.2	$1,516.2	$1,117.2	$(903.8)	$(23.8)	$1,707.0	$15.0	$1,722.0
Net income	—	—	—	—	68.8	—	—	68.8	0.6	69.4
Other comprehensive income	—	—	—	—	—	—	10.2	10.2	—	10.2
Noncontrolling interest activity	—	—	—	—	—	—	—	—	2.6	2.6
Cash dividends declared	—	—	—	—	(19.4)	—	—	(19.4)	—	(19.4)
Share-based compensation and exercise of awards	—	—	—	1.0	—	0.6	—	1.6	—	1.6
Other	—	—	$—	—	—	—	—	—	—	—
Balance at June 30, 2021	122.2	(30.8)	$1.2	$1,517.2	$1,166.6	$(903.2)	$(13.6)	$1,768.2	$18.2	$1,786.4
Net income	—	—	—	—	52.9	—	—	52.9	(0.3)	52.6
Other comprehensive loss	—	—	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Cash dividends declared	—	—	—	—	(19.6)	—	—	(19.6)	—	(19.6)
Share-based compensation and exercise of awards	—	0.1	—	(3.2)	—	1.6	—	(1.6)	—	(1.6)
Other	—	—	—	(2.4)	—	—	—	(2.4)	—	(2.4)
Balance at September 30, 2021	122.2	(30.7)	$1.2	$1,511.6	$1,199.9	$(901.6)	$(42.3)	$1,768.8	$16.6	$1,785.4
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

6 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 of Avient Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2022. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
Accounting Standards Not Yet Adopted
Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (ASU 2020-04), provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rates expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard and does not expect any material impact to our consolidated financial statements and disclosures.
Note 2 — BUSINESS COMBINATIONS
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The Dyneema® brand ultra-light specialty fiber is stronger than steel and is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as Avient Protective Materials and APM, and the acquisition is referred to as the APM Acquisition. The APM Acquisition enhances Avient's material offerings of composites and engineered fibers.
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired. Avient (i) incurred $575.0 million of borrowings under a new Senior Secured Term Loan due 2029 and (ii) issued $725.0 million aggregate principal of 7.125% Senior Notes due 2030 to finance a portion of the APM Acquisition. For additional details relating to the financing, refer to Note 8, Financing Arrangements.
The APM Acquisition is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 805. As of September 30, 2022, the purchase accounting for the APM Acquisition is preliminary and purchase price allocation adjustments will be made throughout the end of the Company's measurement period, which is not to exceed one year from the acquisition date. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from the preliminary estimates.

7 AVIENT CORPORATION

The preliminary purchase price allocation is as follows:

(in millions)	September 1, 2022
Cash and cash equivalents	$50.7
Accounts receivable	52.2
Inventories	136.2
Other current assets	2.0
Property	361.9
Intangible assets
Indefinite-lived trade names	254.9
Customer relationships	198.7
Patents, technology, and other	275.1
Goodwill	277.1
Other non-current assets	12.3
Accounts payable	32.2
Current operating lease obligations	1.2
Accrued expenses and other current liabilities	11.7
Deferred tax liability	86.1
Non-current operating lease obligations	5.0
Other non-current liabilities	8.1
Total purchase price consideration	$1,476.8
Definite-lived intangible assets that have been acquired have a preliminary useful life range of 16 to 20 years. Goodwill of $277.1 million resulting from the acquisition was recorded to the Specialty Engineered Materials segment. The goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition and the deferred tax impact of applying purchase accounting. We expect a portion of goodwill to be deductible for tax purposes.
The amount of sales and loss from continuing operations before income taxes of APM since the acquisition date included in the Condensed Consolidated Statements of Income as of September 30, 2022 were $32.3 million and $7.0 million, respectively. The loss from continuing operations before income taxes includes $10.6 million of expense related to inventory step-up from the preliminary purchase price allocation, which is recorded in Cost of sales. Had the APM Acquisition occurred on January 1, 2021, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$884.0	$912.1	$2,863.1	$2,810.1
(Loss) income from continuing operations before income taxes	(9.8)	21.0	146.8	72.4
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the APM Acquisition occurred on January 1, 2021. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results.

8 AVIENT CORPORATION

Pro forma income from continuing operations before income taxes during the nine months ended September 30, 2021 includes expense related to inventory step-up from the preliminary purchase price allocation. The pro forma income from continuing operations before income taxes gives further effect to intangible amortization from the preliminary purchase price allocation and increased interest expense resulting from borrowings under the Senior Secured Term Loan due 2029 and the issuance of the 7.125% Senior Notes due 2030 to fund the APM Acquisition.
Costs incurred in connection with the APM Acquisition were $8.1 million and $12.7 million in the three and nine months ended September 30, 2022, respectively. These fees were charged to Selling and Administrative expense on the Condensed Consolidated Statements of Income.
On July 1, 2021, the Company completed its acquisition of Magna Colours Ltd. (Magna Colours), a market leader in sustainable, water-based inks technology for the textile screen printing industry, for the purchase price of $47.6 million, net of cash acquired. The results of the Magna Colours business are reported in the Color, Additives and Inks segment. The purchase price allocation is complete and resulted in intangible assets of $27.5 million and goodwill of $22.0 million, partially offset by net liabilities assumed. Goodwill is not deductible for tax purposes. The intangible assets that have been acquired are being amortized over a period of 10 to 20 years.

Note 3 — DISCONTINUED OPERATIONS
On August 11, 2022, Avient entered into a definitive asset purchase agreement (the "Purchase Agreement") with an affiliate of H.I.G. Capital, (the "Purchaser"), to sell its Distribution business. Pursuant to the terms of the Purchase Agreement, the Purchaser has agreed to acquire the Company's Distribution business for $950.0 million in cash, subject to a customary working capital adjustment.
Avient has classified its Distribution business assets and liabilities as held-for-sale for all periods presented in the accompanying Condensed Consolidated Balance Sheets and has classified its operating results as discontinued operations in the accompanying Condensed Consolidated Statements of Income for all periods presented. Previously, the Distribution business was a separate reportable segment.
The following table summarizes the major line items constituting pretax income of discontinued operations associated with the Distribution business segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Sales	$398.6	$401.8	$1,211.6	$1,108.9
Cost of sales	355.4	362.0	1,085.9	989.6
Selling and administrative expense	18.2	13.9	44.9	41.6
Other (expense) income	(0.9)	(0.2)	(1.0)	(0.3)
Income before income taxes	24.1	25.7	79.8	77.4
Income tax expense	(7.0)	(6.5)	(21.0)	(19.7)
Income from discontinued operations, net of taxes	$17.1	19.2	58.8	57.7
The effective tax rate for discontinued operations was 28.9% and 25.3% for the three months ended September 30, 2022 and 2021, respectively, and 26.3% and 25.5% for the nine months ended September 30, 2022 and 2021, respectively. The tax rate is above the US federal rate of 21% primarily due to state and local taxes along with the impacts of global intangible low-taxed income (GILTI) tax.

9 AVIENT CORPORATION

The following table summarizes the major classes of assets and liabilities of the Distribution business that were classified as held for sale in the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021
Assets held-for-sale:
Accounts receivable, net	$211.9	$202.4
Inventories, net	132.4	155.3
Property, net	3.5	3.9
Goodwill	1.6	1.6
Other assets	18.4	19.0
Total assets held-for-sale	$367.8	$382.2

Liabilities held-for-sale:
Accounts payable	$145.3	$124.4
Other liabilities	25.0	30.0
Total liabilities held-for-sale	$170.3	$154.4

	September 30, 2022	December 31, 2021
Assets held-for-sale:
Current	$367.8	$360.2
Non-current	$—	$22.0

Liabilities held-for-sale:
Current	$170.3	$141.3
Non-current	$—	$13.1
As of September 30, 2022, the Distribution business met the held for sale criteria, and the sale is expected to be completed in the fourth quarter of 2022. As a result, all assets and liabilities are reflected as current.

10 AVIENT CORPORATION

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2022 and December 31, 2021 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2021	$236.3	$1,048.5	$1,284.8
Acquisition of businesses	277.1	—	277.1
Currency translation	(13.1)	(57.8)	(70.9)
Balance at September 30, 2022	$500.3	$990.7	$1,491.0

Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$705.9	$(156.0)	$(25.4)	$524.5
Patents, technology and other	841.8	(158.2)	(42.1)	641.5
Indefinite-lived trade names	368.0	—	(8.3)	359.7
Total	$1,915.7	$(314.2)	$(75.8)	$1,525.7

	As of December 31, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(135.4)	$6.0	$377.8
Patents, technology and other	566.7	(134.3)	1.8	434.2
Indefinite-lived trade names	113.2	—	—	113.2
Total	$1,187.1	$(269.7)	$7.8	$925.2

Note 5 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of September 30, 2022	As of December 31, 2021
Finished products	$197.8	$90.0
Work in process	25.6	21.2
Raw materials and supplies	218.1	194.6
Inventories, net	$441.5	$305.8

Note 6 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of September 30, 2022	As of December 31, 2021
Land and land improvements	$80.9	$91.5
Buildings	382.2	348.1
Machinery and equipment	1,272.8	965.4
Property, gross	1,735.9	1,405.0
Less accumulated depreciation	(770.5)	(732.7)
Property, net	$965.4	$672.3

11 AVIENT CORPORATION

Note 7 — INCOME TAXES
During the three months ended September 30, 2022, the effective tax rate benefit from continuing operations of 4.1% was below the U.S. federal statutory rate of 21.0%. The tax rate benefit relates to a pretax loss as well as state income tax benefits, prior year favorable U.S. return-to-provision adjustments and the U.S. research and development tax credit. These favorable items were partially offset by foreign withholding tax liabilities accrued associated with the future repatriation of certain foreign earnings, global intangible low-taxed income (GILTI) tax, certain non-deductible expenses and an increase in valuation allowances.
During the nine months ended September 30, 2022, the Company’s effective tax rate from continuing operations of 29.4% was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax liabilities accrued associated with the future repatriation of certain foreign earnings, GILTI tax, certain non-deductible expenses and an increase in valuation allowances. These unfavorable items were partially offset by prior year favorable U.S. return-to-provision adjustments and the U.S. research and development tax credit.
During the three and nine months ended September 30, 2021, the Company's effective tax rates from continuing operations of 5.7% and 18.2%, respectively, were below the U.S. federal statutory rate of 21.0% primarily due to higher U.S. foreign-derived intangible income (FDII) tax benefits, favorable prior year U.S. return-to-provision adjustments and U.S. research and development tax credit. These favorable items were partially offset by foreign withholding tax liabilities accrued associated with the repatriation of certain foreign earnings and GILTI tax.
Note 8 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	606.6	4.9	601.7	2.95%
Senior secured term loan due 2029	575.0	28.2	546.8	5.51%
5.25% senior notes due 2023	600.0	0.5	599.5	5.25%
5.75% senior notes due 2025	650.0	5.4	644.6	5.75%
7.125% senior notes due 2030	725.0	10.6	714.4	7.125%
Other Debt	9.8	—	9.8
Total Debt	3,166.4	49.6	3,116.8
Less short-term and current portion of long-term debt	614.4	0.5	613.9
Total long-term debt, net of current portion	$2,552.0	$49.1	$2,502.9

As of December 31, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	611.5	6.2	605.3	1.85%
5.25% senior notes due 2023	600.0	1.4	598.6	5.25%
5.75% senior notes due 2025	650.0	6.8	643.2	5.75%
Other Debt	11.8	—	11.8
Total Debt	1,873.3	14.4	1,858.9
Less short-term and current portion of long-term debt	8.6	—	8.6
Total long-term debt, net of current portion	$1,864.7	$14.4	$1,850.3

On August 10, 2022, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, relating to the issuance by the Company of $725 million aggregate principal amount of 7.125% Senior Notes due 2030 (the 2030 Notes). The 2030 Notes were sold on August 10, 2022 in a private offering. The 2030 Notes bear interest at a rate of 7.125% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023. The 2030 Notes will mature on August 1, 2030. The 2030 Notes are senior unsecured obligations of the Company.

12 AVIENT CORPORATION

On August 29, 2022, the Company entered into the Amendment Agreement No. 7 (the Term Loan Amendment) relating to the Credit Agreement, dated as of November 12, 2015, by and among Avient, Citibank, N.A., as administrative agent, and the lenders party thereto, with Citibank, N.A., as administrative agent, and the other agents and lenders named therein. Pursuant to the Term Loan Amendment, Avient, among other things, incurred a new tranche of Senior Secured Term Loan due 2029 (the 2029 Term Loan) in an aggregate principal amount equal to $575 million. The 2029 Term Loan was fully drawn on August 29, 2022. The interest rates per annum applicable to both the 2029 Term Loan and the existing term loan under the Credit Agreement will be either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 3.25% or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 2.25%. The other terms and conditions that apply to the 2029 Term Loan are substantially the same as the terms and conditions that applied to the existing term loan under the Credit Agreement immediately prior to the Term Loan Amendment.
The Company used the net proceeds from the issuance of the 2030 Notes and the borrowings under the 2029 Term Loan to finance a portion of the consideration for the APM Acquisition.
As of September 30, 2022, we had no borrowings outstanding under our senior secured revolving credit, which had remaining availability of $485.1 million.
The agreements governing our senior secured revolving credit facility, our senior secured term loans, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: consummate asset sales, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2022, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at September 30, 2022 and December 31, 2021 was $3,032.1 million and $1,917.7 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 9 — SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. Previously, Avient had three reportable segments; however, as a result of the agreement to divest our Distribution business, we have removed Distribution as a separate reportable segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Refer to Note 3, Discontinued Operations for additional information. Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs, along with related gains from insurance recoveries, and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate and eliminations.

13 AVIENT CORPORATION

Segment information for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$565.6	$68.6	$586.6	$66.8
Specialty Engineered Materials	258.2	31.4	231.7	30.0
Corporate and eliminations	(0.5)	(59.4)	(0.3)	(44.0)
Total	$823.3	$40.6	$818.0	$52.8

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$1,864.2	$256.7	$1,820.3	$241.9
Specialty Engineered Materials	743.6	104.9	685.3	98.4
Corporate and eliminations	(1.3)	(118.7)	2.9	(110.7)
Total	$2,606.5	$242.9	$2,508.5	$229.6

	Total Assets
(In millions)	As of September 30, 2022	As of December 31, 2021
Color, Additives and Inks	$2,718.5	$2,965.2
Specialty Engineered Materials	2,317.3	771.0
Corporate and eliminations	903.5	878.8
Assets held for sale	$367.8	$382.2
Total assets	$6,307.1	$4,997.2

Note 10 — COMMITMENTS AND CONTINGENCIES
We have been notified by federal and state environmental agencies and by private parties that we may be a potentially responsible party (PRP) in connection with the environmental investigation and remediation of certain sites. While government agencies frequently assert that PRPs are jointly and severally liable at these sites, in our experience, the interim and final allocations of liability costs are generally made based on the relative contribution of waste. We may also initiate corrective and preventive environmental projects of our own to support safe and lawful activities at our operations. We believe that compliance with current governmental regulations at all levels will not have a material adverse effect on our financial position, results of operations or cash flows.
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

14 AVIENT CORPORATION

Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address contamination at the site. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial design actions at the site. In February 2020, the respondents signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $120.9 million for this matter.
During the three and nine months ended September 30, 2022, Avient recognized $18.8 million and $23.8 million of expense, respectively, related to environmental remediation costs, compared to $9.4 million and $22.4 million recognized during the three and nine months ended September 30, 2021, respectively.
During the three and nine months ended September 30, 2022, Avient received $0.1 million and $8.3 million, respectively, of insurance recoveries for previously incurred environmental costs. During the nine months ended September 30, 2021, Avient received $4.5 million of insurance recoveries. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Condensed Consolidated Balance Sheets include accruals totaling $131.6 million and $124.5 million as of September 30, 2022 and December 31, 2021, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at September 30, 2022. However, such additional costs, if any, cannot be currently estimated.
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
Net Investment Hedge
As a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we have executed cross currency swaps, in which we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange euros for U.S. dollars.
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million, maturing in May 2025 and €900.0 million maturing in August 2027. We received cash proceeds of $62.8 million and $132.1 million related to the settlement of prior cross-currency swap positions during the three and nine months ended September 30, 2022, respectively.
These cross currency swaps effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. Included in Interest expense, net within the Condensed Consolidated Statements of Income are gains of $8.0 million and $20.6 million for the three and nine months ended September 30, 2022, respectively, compared to gains of $3.8 million and $10.8 million for the three and nine months ended September 30, 2021, respectively.

15 AVIENT CORPORATION

We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2022, gains of $98.2 million and $150.2 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to a loss of $7.1 million and a gain of $24.8 million, net of tax, for the three and nine months ended September 30, 2021, respectively.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. We have designated these interest rate swap contracts as cash flow hedges pursuant to ASC Topic 815, Derivatives and Hedging. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net in our Condensed Consolidated Statements of Income was $0.1 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, gains of $0.2 million and $2.3 million, net of tax, respectively, were recognized in AOCI, compared to gains of $0.7 million and $2.2 million for the three and nine months ended September 30, 2021, respectively.
Derivatives Not Designated for Hedge Accounting
On April 20, 2022, we executed forward starting cross currency swaps, pursuant to which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of €900.0 million, as a means of mitigating the impact of currency fluctuations on our future euro investments in foreign entities related to the APM Acquisition. Additionally, we entered into foreign currency forward contracts with an aggregate notional amount of €350 million, to mitigate the impact of currency fluctuations on the euro-denominated purchase price for the APM Acquisition. In conjunction with the closing of the APM Acquisition, we completed the initial exchange of U.S. dollars for euros as part of the cross-currency swaps and designated these instruments as a net investment hedge against the acquired euro net assets of APM. Changes in the fair value of the cross-currency swaps prior to designation as a net investment hedge and foreign exchange forward contracts were recorded in earnings directly. Beginning September 1, 2022, changes in the fair value of these instruments are recognized in AOCI and offset the changes in our euro net assets. The amount of expense recognized within Other income, net in our Condensed Consolidated Statements of Income was $38.2 million and $37.3 million for the three and nine months ended September 30, 2022, which resulted in a $38.8 million cash payment during the three months ended September 30, 2022.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates.

The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of September 30, 2022	As of December 31, 2021
Assets
Interest Rate Swaps (Cash Flow Hedge)	Other current assets	$0.1	$—
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	103.3	31.7
Liabilities
Interest Rate Swaps (Cash Flow Hedge)	Other current liabilities	$—	$3.1

16 AVIENT CORPORATION

Note 12 — SUBSEQUENT EVENTS
Divestiture of Distribution Business
As previously announced, on August 11, 2022, the Company entered into the Purchase Agreement with the Purchaser, an affiliate of H.I.G. Capital. Pursuant to the terms of the Purchase Agreement, the Purchaser agreed to acquire the Company’s Distribution business for $950.0 million in cash, subject to a customary working capital adjustment. On November 1, 2022, the Company completed the sale of its Distribution business to the Purchaser pursuant to the terms of the Purchase Agreement.
Debt Repayment
The after-tax proceeds from the sale of the Distribution business are being used to redeem the entire outstanding $600.0 million aggregate principal amount of its 5.25% Senior Notes due March 15, 2023. The notes are being redeemed at a redemption price equal to 101.0% of the principal amount of the notes plus accrued and unpaid interest to the redemption date.
Additionally, the Company is using $150.0 million of the Distribution business after-tax proceeds to repay a portion of its senior secured term loans.

17 AVIENT CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier provider of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, advanced composites, ultra light weight and highly engineered fibers, and color and additive systems. Headquartered in Avon Lake, Ohio, we have employees at sales, manufacturing and distribution facilities across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
A summary of Avient’s sales, operating income, net (loss) income and net (loss) income attributable to Avient common shareholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Sales	$823.3	$818.0	$2,606.5	$2,508.5
Operating income	40.6	52.8	242.9	229.6
Net (loss) income from continuing operations	(27.8)	33.4	99.7	144.0
Income from discontinued operations, net of income taxes	17.1	19.2	58.8	57.7
Net (loss) income	$(10.7)	$52.6	$158.5	$201.7

Net (loss) income attributable to Avient common shareholders	$(10.3)	$52.9	$158.6	$201.0
Trends and Developments
APM Acquisition
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is 15 times stronger than steel and is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as Avient Protective Materials and APM. The APM Acquisition will enhance Avient's material offerings of composites and engineered fibers.
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired. Avient incurred (i) $575.0 million of borrowings under the 2029 Term Loan and (ii) $725.0 million aggregate principal of the 2030 Notes to fund the Acquisition. For additional details relating to the financing, refer to Note 8, Financing Arrangements.
Distribution business sale
On August 11, 2022, Avient entered into a definitive asset purchase agreement (the "Purchase Agreement") with an affiliate of H.I.G. Capital (the "Purchaser"), to sell its Distribution business. Pursuant to the terms of the Purchase Agreement, the Purchaser has agreed to acquire the Company's Distribution business for $950.0 million in cash, subject to a customary working capital adjustment. The Distribution business is now classified as a discontinued operation within the Condensed Consolidated Statements of Income.
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

18 AVIENT CORPORATION

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
Results of Operations — The three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2022	2021	Change	% Change	2022	2021	Change	% Change
Sales	$823.3	$818.0	$5.3	0.6%	$2,606.5	$2,508.5	$98.0	3.9%
Cost of sales	627.9	602.4	(25.5)	(4.2)%	1,895.8	1,781.2	(114.6)	(6.4)%
Gross margin	195.4	215.6	(20.2)	(9.4)%	710.7	727.3	(16.6)	(2.3)%
Selling and administrative expense	154.8	162.8	8.0	4.9%	467.8	497.7	29.9	6.0%
Operating income	40.6	52.8	(12.2)	(23.1)%	242.9	229.6	13.3	5.8%
Interest expense, net	(37.3)	(19.0)	(18.3)	(96.3)%	(70.4)	(57.8)	(12.6)	(21.8)%
Other (expense) income, net	(32.3)	1.6	(33.9)	nm	(31.3)	4.3	(35.6)	nm
(Loss) Income from continuing operations before income taxes	(29.0)	35.4	(64.4)	(181.9)%	141.2	176.1	(34.9)	(19.8)%
Income tax benefit (expense)	1.2	(2.0)	3.2	160.0%	(41.5)	(32.1)	(9.4)	(29.3)%
Net (loss) income from continuing operations	(27.8)	33.4	(61.2)	(183.2)%	99.7	144.0	(44.3)	(30.8)%
Income from discontinued operations, net of income taxes	17.1	19.2	(2.1)	nm	58.8	57.7	1.1	nm
Net (loss) income	(10.7)	52.6	(63.3)	(120.3)%	158.5	201.7	(43.2)	(21.4)%
Net loss (income) attributable to noncontrolling interests	0.4	0.3	0.1	nm	0.1	(0.7)	0.8	nm
Net (loss) income attributable to Avient common shareholders	$(10.3)	$52.9	$(63.2)	(119.5)%	$158.6	$201.0	$(42.4)	(21.1)%

(Loss) Earnings per share attributable to Avient common shareholders - Basic
Continuing operations	$(0.30)	$0.37			$1.09	$1.57
Discontinued operations	0.19	0.21			0.65	0.63
Total	$(0.11)	$0.58			$1.74	$2.20

(Loss) earnings per share attributable to Avient common shareholders - Diluted
Continuing operations	$(0.30)	$0.37			$1.08	$1.56
Discontinued operations	0.19	0.20			0.64	0.62
Total	$(0.11)	$0.57			$1.72	$2.18
nm - not meaningful
Sales
Sales increased $5.3 million or 0.6% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The acquisition of APM increased sales by 3.9%, while foreign exchange negatively impacted sales 7.1%. The remaining increase was primarily a result of price increases associated with raw material inflation, which more than offset lower global demand.

19 AVIENT CORPORATION

Sales increased $98.0 million or 3.9% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The acquisition of APM increased sales 1.6% while foreign exchange negatively impacted sales 5.3%. The remaining increase was primarily a result of price increases associated with raw material inflation, which more than offset lower demand.
Cost of sales
As a percent of sales, cost of sales increased from 73.6% to 76.3% in the three months ended September 30, 2021 to September 30, 2022, primarily as a result of raw material inflation, acquisition related costs and higher environmental remediation costs. Cost of sales as a percent of sales increased from 71.0% to 72.7% in the nine months ended September 30, 2021 to September 30, 2022, primarily as a result of raw material inflation and acquisition related costs.
Selling and administrative expense
Selling and administrative expense decreased $8.0 million and $29.9 million during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, as the impact from the APM Acquisition of $7.1 million was more than offset by weaker foreign exchange and lower compensation cost.
Interest expense, net
Interest expense, net increased $18.3 million and $12.6 million in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 related to the 2030 Notes and 2029 Term Loan issued in the third quarter along with the $10.0 million of committed financing costs incurred in the third quarter 2022 associated with the APM Acquisition.
Income taxes
During the three months ended September 30, 2022, the effective tax rate benefit from continuing operations of 4.1% was below the U.S. federal statutory rate of 21.0%. The tax rate benefit relates to a pretax loss as well as state income tax benefits, prior year favorable U.S. return-to-provision adjustments and the U.S. research and development tax credit. These favorable items were partially offset by foreign withholding tax liabilities accrued associated with the future repatriation of certain foreign earnings, global intangible low-taxed income (GILTI) tax, certain non-deductible expenses and an increase in valuation allowances.
During the nine months ended September 30, 2022, the Company’s effective tax rate from continuing operations of 29.4% was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax liabilities accrued associated with the future repatriation of certain foreign earnings, GILTI tax, certain non-deductible expenses and an increase in valuation allowances. These unfavorable items were partially offset by prior year favorable U.S. return-to-provision adjustments and the U.S. research and development tax credit.
During the three and nine months ended September 30, 2021, the Company's effective tax rates from continuing operations of 5.7% and 18.2%, respectively, were below the U.S. federal statutory rate of 21.0% primarily due to higher U.S. foreign-derived intangible income (FDII) tax benefits, favorable prior year U.S. return-to-provision adjustments and U.S. research and development tax credit. These favorable items were partially offset by foreign withholding tax liabilities accrued associated with the repatriation of certain foreign earnings and GILTI tax.

SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks; and (2) Specialty Engineered Materials. As a result of the agreement to divest the Distribution business segment, we have removed Distribution as a separate reportable segment and its results are presented as discontinued operation. Historical information has been retrospecitvely adjusted to reflect these changes. Discontinued operations are further discussed in Note 3, Discontinued Operations, to the accompanying condensed consolidated financial statements.

20 AVIENT CORPORATION

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

Sales and Operating Income — The three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2022	2021	Change	% Change	2022	2021	Change	% Change
Sales:
Color, Additives and Inks	$565.6	$586.6	$(21.0)	(3.6)%	$1,864.2	$1,820.3	$43.9	2.4%
Specialty Engineered Materials	258.2	231.7	26.5	11.4%	743.6	685.3	58.3	8.5%
Corporate and eliminations	(0.5)	(0.3)	(0.2)	(66.7)%	(1.3)	2.9	(4.2)	144.8%
Total Sales	$823.3	$818.0	$5.3	0.6%	$2,606.5	$2,508.5	$98.0	3.9%

Operating income:
Color, Additives and Inks	$68.6	$66.8	$1.8	2.7%	$256.7	$241.9	$14.8	6.1%
Specialty Engineered Materials	31.4	30.0	1.4	4.7%	104.9	98.4	6.5	6.6%
Corporate and eliminations	(59.4)	(44.0)	(15.4)	(35.0)%	(118.7)	(110.7)	(8.0)	(7.2)%
Total Operating Income	$40.6	$52.8	$(12.2)	(23.1)%	$242.9	$229.6	$13.3	5.8%

Operating income as a percentage of sales:
Color, Additives and Inks	12.1%	11.4%	0.7	% points	13.8%	13.3%	0.5	% points
Specialty Engineered Materials	12.2%	12.9%	(0.7)	% points	14.1%	14.4%	(0.3)	% points
Total	4.9%	6.5%	(1.6)	% points	9.3%	9.2%	0.1	% points

Color, Additives and Inks
Sales decreased $21.0 million or 3.6% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Foreign exchange negatively impacted sales 7.7%, while price increases associated with raw material inflation more than offset lower global demand.
Sales increased by $43.9 million or 2.4% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Foreign exchange negatively impacted sales by 5.6%, while price increases associated with raw material inflation, along with the acquisition of Magna Colours, more than offset lower demand.
Operating income increased $1.8 million and $14.8 million in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. Operating income increased as a result of the aforementioned pricing combined with benefits from lower selling and administrative expenses and synergies from acquisitions. These benefits were partially offset by inflation, negative impacts of foreign exchange and lower demand, which began to accelerate towards the end of the third quarter.
Specialty Engineered Materials
Sales increased $26.5 million or 11.4% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The acquisition of APM increased sales by 13.9%, while foreign exchange negatively impacted sales 5.6%. The remaining increase was a result of price increases associated with raw material inflation, which more than offset lower global demand.

21 AVIENT CORPORATION

Sales increased $58.3 million or 8.5% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The acquisition of APM increased sales 4.7%, while foreign exchange negatively impacted sales 4.4%. The remaining increase was primarily a result of price increases associated with raw material inflation, which more than offset lower global demand.
Operating income increased $1.4 million and $6.5 million in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. Operating income increased as a result of the aforementioned pricing combined with the acquisition of APM and lower selling and administrative expense. These benefits were partially offset by inflation, negative impacts of foreign exchange and lower demand which began to accelerate towards the end of the third quarter.

Corporate and Eliminations
Costs increased $15.4 million or 35% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to higher environmental remediation costs of $9.4 million, and higher acquisition costs of $13.2 million, partially offset by lower incentive costs. Costs increased $8.0 million or 7% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to higher acquisition costs of $15.1 million, partially offset by lower incentive costs.

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
The following table summarizes our liquidity as of September 30, 2022 and December 31, 2021:

(In millions)	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$544.4	$601.2
Revolving credit availability	485.1	485.5
Liquidity	$1,029.5	$1,086.7

As of September 30, 2022, approximately 50% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for the remainder of 2022 include our cash on hand, proceeds from the sale of the Distribution business, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash for the remainder of 2022 include the repayment of debt, interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021.
Operating Activities — In the nine months ended September 30, 2022, net cash provided by operating activities was $223.9 million as compared to $110.0 million for the nine months ended September 30, 2021, driven primarily by lower working capital, partially offset by costs incurred associated with the APM Acquisition.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2022 of $1,387.9 million reflects the acquisition of APM of $1,426.1 million, capital expenditures of $55.1 million, offset by the settlement of cross-currency swaps of $93.3 million.
Net cash used by investing activities during the nine months ended September 30, 2021 of $112.3 million primarily reflects capital expenditures and the acquisition of Magna Colours.

22 AVIENT CORPORATION

Financing Activities — Net cash provided by financing activities for the nine months ended September 30, 2022 of $1,138.1 million primarily reflects $1,300.0 million of debt proceeds, $65.2 million of dividends paid, debt financing costs of $49.3 million, repayment of debt of $6.8 million, repurchases of our outstanding common shares of $36.4 million, and the payment of withholding tax on share awards of $4.2 million.
Net cash used by financing activities for the nine months ended September 30, 2021 of $91.5 million reflects repayment of long-term debt of $16.5 million, $58.2 million of dividends paid, repurchases of our outstanding common shares of $4.2 million, and the payment of withholding tax on share awards of $9.1 million.
Debt
As of September 30, 2022, our principal amount of debt totaled $3,166.4 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2022	$3.2
2023	614.3
2024	14.3
2025	664.4
2026	12.6
Thereafter	1,857.6
Aggregate maturities	$3,166.4
On August 10, 2022, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, relating to the issuance by the Company of $725 million aggregate principal amount of 2030 Notes. The 2030 Notes were sold on August 10, 2022 in a private offering. The 2030 Notes bear interest at a rate of 7.125% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023. The 2030 Notes will mature on August 1, 2030. The 2030 Notes are senior unsecured obligations of the Company.
On August 29, 2022, the Company entered into the Term Loan Amendment relating to the Credit Agreement, with Citibank, N.A., as administrative agent, and the other agents and lenders named therein. Pursuant to the Term Loan Amendment, Avient, among other things, incurred the 2029 Term Loan in an aggregate principal amount equal to $575 million. The 2029 Term Loan was fully drawn on August 29, 2022. The interest rates per annum applicable to both the 2029 Term Loan and the existing term loan under the Credit Agreement will be either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 3.25% or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 2.25%. The other terms and conditions, including the maturity date, that apply to the 2029 Term Loan are substantially the same as the terms and conditions that applied to the existing term loan under the Credit Agreement immediately prior to the Term Loan Amendment.
The Company used the net proceeds from the issuance of the 2030 Notes and the borrowings under the 2029 Term Loan to finance a portion of the consideration for the APM Acquisition.
As of September 30, 2022, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 8, Financing Arrangements to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, derivative instruments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the nine months ended September 30, 2022, we incurred the 2029 Term Loan in an aggregate principal amount equal to $575 million (which was fully drawn on August 29, 2022) and issued $725 million aggregate principal amount of the 2030 Notes. These obligations are in addition to those as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•changes in laws and regulations regarding plastics in jurisdictions where we conduct business;
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
•our ability to achieve the strategic and other objectives relating to APM;
•other factors affecting our business beyond our control, including without limitation, changes in the general economy, changes in interest rates, changes in the rate of inflation and any recessionary conditions;
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

24 AVIENT CORPORATION

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
The Company completed the APM Acquisition on September 1, 2022 and has not yet included APM in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating APM into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include APM. APM constituted approximately 26% of the Company's total assets as of September 30, 2022, and approximately 1% of the Company's net sales for the nine months ended September 30, 2022.
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our subsequent Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. During the third quarter ended September 30, 2022, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	—	$—	—	4,957,472
August 1 to August 31	—	—	—	4,957,472
September 1 to September 30	—	—	—	4,957,472
Total	—	$—	—
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5 million shares. As of September 30, 2022, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

25 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1†**	Asset Purchase Agreement, dated August 11, 2022, by and between Avient Corporation and Hilo Group Buyer, LLC (n/k/a Formera, LLC)

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Amended and Restated Code of Regulations, effective June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

4.1
Indenture, dated August 10, 2022, between Avient Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 10, 2022, SEC File No. 1-16091)

10.1
Amendment Agreement No. 7, dated as of August 29, 2022, by and among Avient Corporation, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2022, SEC File No. 1-16091)

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

26 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2022	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

27 AVIENT CORPORATION